Form 10-Q
period 1995-01-28
ECOLOGY & ENVIRONMENT INC
filed 1995-03-13
CIK 809933

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act in 1934


For Quarter Ended January 28, 1995                Commission File #1-9065




                        ECOLOGY AND ENVIRONMENT, INC.
            (Exact name of registrant as specified in its charter)

          New York                                        16-0971022
(State or other jurisdiction                (I.R.S. Employer Identification No.)
        organization)


                           368 Pleasant View Drive
                             Lancaster, NY 14086
                   (Address of principal executive offices)

       Registrant's telephone number, including area code 716-684-8060




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes      X           No
    ----------          ----------

At March 1, 1995, 2,276,176 shares of Registrant's Class A Common Stock (par value $.01) and 1,862,316 shares of Class B Common Stock (par value $.01) were outstanding.

                                                   ECOLOGY AND ENVIRONMENT, INC.
                                                    CONSOLIDATED BALANCE SHEET
                                                            (UNAUDITED)
                                                                                    JANUARY 28,           JULY 31,
                                                                                       1995                 1994
                                                                                   -----------          -----------
                            ASSETS
                            ------

                            Current assets:

                               Cash and cash equivalents                           $ 7,513,090          $ 4,390,422

                               Investment securities available for sale              3,121,666            3,124,782

                               Contract receivables, net                            29,503,321           35,541,883

                               Other current assets                                  3,893,712            3,658,266
                                                                                   -----------          -----------

                                        Total current assets                        44,031,789           46,715,353

                            Property, building and equipment, net                   14,935,859           14,795,610

                            Other assets                                               646,070              646,070
                                                                                   -----------          -----------

                                        Total assets                               $59,613,718          $62,157,033
                                                                                   ===========          ===========

                            LIABILITIES AND SHAREHOLDERS' EQUITY
                            ------------------------------------

                            Current liabilities:

                               Accounts payable                                    $ 2,776,004          $ 5,405,560

                               Accrued payroll costs                                 4,506,581            5,507,237

                               Other accrued liabilities                             3,754,730            3,570,313

                               Income taxes payable                                        ---              170,776
                                                                                   -----------          -----------

                                        Total current liabilities                   11,037,315           14,653,886

                            Long-term debt                                           1,301,042            1,344,792

                            Shareholders' equity:

                               Preferred stock, par value $.01 per share;                  ---                  ---
                                  authorized - 2,000,000 shares; no shares issued

                               Class A common stock, par value $.01 per share;
                                  authorized - 6,000,000 shares; 2,276,176 and
                                  2,265,590 shares issued and outstanding               22,762               22,657

                               Class B common stock, par value $.01 per share;
                                  authorized - 10,000,000 shares; issued -
                                  1,888,575 and 1,899,314 shares                        18,885               18,990

                               Capital in excess of par value                       17,562,587           17,562,587

                               Retained earnings                                    29,719,067           28,602,061

                               Treasury stock - Class B common, 26,259 shares,
                                  at cost                                              (47,940)             (47,940)
                                                                                   -----------          -----------

                                        Total shareholders' equity                  47,275,361           46,158,355
                                                                                   -----------          -----------
                                        Total liabilities and shareholders'
                                          equity                                   $59,613,718          $62,157,033
                                                                                   ===========          ===========

The accompanying notes are an integral part of these financial statements.

                                                   ECOLOGY AND ENVIRONMENT, INC.
                                                 CONSOLIDATED STATEMENT OF INCOME
                                                            (UNAUDITED)

                                                                 THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                        ---------------------------------      ----------------------------------
                                                          JANUARY 28,         JANUARY 29,       JANUARY 28,         JANUARY 29,
                                                             1995               1994               1995                1994
               Gross revenues                             $21,810,712         $22,829,111        $48,132,681         $49,289,797

               Less: direct subcontract costs               3,037,690           3,172,935          7,422,308           7,516,922
                                                        -------------       -------------      -------------       --------------

               Net revenues                                18,773,022          19,656,176         40,710,373          41,772,875
                                                        -------------       -------------      -------------       --------------

               Operating costs and expenses:

                  Cost of professional services and
                    other direct operating expenses        10,566,956          10,776,365         22,602,001          23,047,420

                  Administrative and indirect operating
                    expenses                                4,261,470           4,598,620          9,549,093           9,729,230

                  Marketing and related costs               2,491,961           2,189,399          4,818,645           4,251,732

                  Depreciation                                478,922             452,626            973,377             886,529

                  Interest expense                             29,793              18,296             57,124              30,487
                                                        -------------       -------------      -------------       --------------

                                                           17,829,102          18,035,306         38,000,240          37,945,398
                                                        -------------       -------------      -------------       --------------

               Income from operations                         943,920           1,620,870          2,710,133           3,827,477

               Interest income                                183,729             121,366            287,896             245,436
                                                        -------------       -------------      -------------       --------------

               Income before income taxes                   1,127,649           1,742,236          2,998,029           4,072,913
                                                        -------------       -------------      -------------       --------------

               Income tax provision (benefit):

                 Federal                                      396,822             553,173          1,049,107           1,422,904

                 State                                         89,043             132,666            232,293             310,103

                 Deferred                                     (57,276)             (6,724)          (111,685)           (145,410)
                                                        -------------       -------------      -------------       --------------

                                                              428,589             679,115          1,169,715           1,587,597
                                                        -------------       -------------      -------------       --------------

               Net income before cumulative effect of
                 accounting change                            699,060           1,063,121          1,828,314           2,485,316

               Cumulative effect of accounting change            ----                ----               ----            (117,690)
                                                        -------------       -------------      -------------       --------------
               Net income                                    $699,060         $ 1,063,121        $ 1,828,314         $ 2,367,626
                                                        =============       =============      =============       ==============


               Net income before cumulative effect of
                 accounting change per common share             $0.17               $0.26              $0.44               $0.60

               Cumulative effect of accounting change
                 per common share                                 ---                 ---                ---               (0.03)
                                                        -------------       -------------      -------------       --------------

               Net income per common share                      $0.17               $0.26              $0.44               $0.57
                                                        =============       =============      =============       ==============

               Weighted average common shares
                 outstanding                                4,138,492           4,138,175          4,138,492           4,137,926
                                                        =============       =============      =============       ==============



The accompanying notes are an integral part of these financial statements.

                                                   ECOLOGY AND ENVIRONMENT, INC.
                                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                                            (UNAUDITED)

                                                                                           SIX MONTHS ENDED
                                                                                     -------------------------------
                                                                                     JANUARY 28,         JANUARY 29,
                                                                                        1995                1994
                                                                                     ----------          -----------
                            Cash flows from operating activities:

                               Net income                                            $1,828,314          $ 2,367,626

                               Adjustments to reconcile net income to net cash
                                  provided by (used in) operating activities:

                               Depreciation                                             973,377              886,529

                               Gain on sale of equipment                                (42,435)                 ---

                               Provision for contract adjustments                        38,080              164,184

                               (Increase) decrease in:

                                  - contracts receivable                              6,000,482             (616,511)

                                  - other current assets                               (235,446)             (56,751)

                               Increase (decrease) in:

                                  - accounts payable                                 (2,629,556)            (513,736)

                                  - accrued payroll costs                            (1,000,656)            (436,443)

                                  - other accrued liabilities                           184,417              143,946

                                  - income taxes payable                               (170,776)            (179,033)

                               Other, net                                                   ---               (4,045)
                                                                                     ----------          -----------

                               Net cash provided by operating activities              4,945,801            1,755,766
                                                                                     ----------          -----------

                            Cash flows provided by (used in) investing activities:

                               Purchase of property, building and equipment, net     (1,090,688)          (3,442,790)

                               Proceeds from sale of equipment                           50,000                  ---

                               Purchase of investment securities                        (76,537)            (148,030)
                                                                                     ----------          -----------
                               Net cash used in investing activities                 (1,117,225)          (3,590,820)
                                                                                     ----------          -----------

                            Cash flows provided by (used in) financing activities:

                               Dividends paid                                          (662,158)            (551,762)

                               Repayment of long-term debt                              (43,750)             (25,001)

                               Issuance of common stock                                     ---               38,661

                               Repurchase of common stock                                   ---              (19,470)
                                                                                     ----------          -----------

                               Net cash used in financing activities                   (705,908)            (557,572)
                                                                                     ----------          -----------

                            Net increase (decrease) in cash and cash equivalents      3,122,668           (2,392,626)

                            Cash and cash equivalents at beginning of year            4,390,422           11,561,811
                                                                                     ----------          -----------

                            Cash and cash equivalents at end of period               $7,513,090          $ 9,169,185
                                                                                     ==========          ===========

The accompanying notes are an integral part of these financial statements.

                         ECOLOGY AND ENVIRONMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of significant accounting principles
   --------------------------------------------

   a.  Consolation
       -----------

   The consolidated financial statements include the accounts of Ecology and Environment, Inc. (the Company) and its wholly-owned subsidiaries. Also reflected in the financial statements is the Company's 66-2/3% ownership in the assets of a nonoperating subsidiary, Ecology and Environment of Saudi Arabia Ltd. (EESAL), and a 50% ownership in the operating joint venture, Beijing Yi Yi Ecology and Engineering Co. Ltd. which are being accounted for under the equity method. All significant intercompany transactions and balances have been eliminated. The consolidated balance sheet at January 28, 1995 and the accompanying consolidated statements of income and of cash flows are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. The accompanying financial statements should be reviewed in conjunction with the Company's fiscal year ended July 31, 1994 audited financial statements.

   b.  Revenue Recognition
       --------------------
   Substantial amounts of the Company's revenues are derived from cost-plus-fee contracts and are recognized on the basis of costs incurred during the period, plus the fee earned. The fees under certain government contracts are determined in accordance with performance incentive provisions. Such awards are recognized at the time the amounts can be reasonable determined. Provisions for estimated contract adjustments relating to cost based contracts have been deducted from gross revenues in the accompanying consolidated statement of income. Such adjustments typically arise as a result of interpretations of cost allowability under cost based contracts. Revenues related to long-term government contracts are subject to audit by an agency of the United States government. Government audits have been completed through fiscal year 1986 and are currently in process for fiscal years 1987 through 1991. The majority of the balance in the allowance for contract adjustments represents a reserve against possible adjustments for fiscal years 1987 through 1995.

   c.  Income Taxes
       ------------
   In the first quarter of fiscal year 1994, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109), which changed its method of accounting for income taxes from the deferred method to the liability method. The cumulative effect of the implementation of SFAS No. 109 resulted in a $117,690 decrease in the Company's net deferred tax assets. Under the liability method, a deferred tax liability or asset is recognized for the tax consequences of all events that have been recognized in the financial statements. The deferred tax consequences of such events are equal to the expected amount of taxes payable or refundable in future years, based upon tax laws currently in effect.

   d.  Net income per common share
       ---------------------------
   The computation of net income per common share at January 29, 1994 is based upon the weighted average of Class A and B common shares outstanding restated for the 5% stock dividend distributed on August 30, 1994.

2. Contract Receivables
   --------------------


   Contract receivables are comprised of:
                                                                          January 28,          July 31,
                                                                             1995                1994
                                                                          -----------         -----------
                                       United States government

                                           Billed                         $11,656,165         $14,075,092

                                           Unbilled                         7,555,915           9,308,379
                                                                          -----------         -----------

                                                                           19,212,080          23,383,471
                                                                          -----------         -----------


                                       Industrial customers and state
                                       and municipal governments

                                           Billed                           7,229,320           7,522,308

                                           Unbilled                         3,707,443           5,474,046
                                                                          -----------         -----------
                                                                           10,936,763          12,996,354
                                                                          -----------         -----------

                                       Less allowance for contract
                                       adjustments                          (645,522)           (837,942)
                                                                          -----------         -----------

                                                                          $29,503,321         $35,541,883
                                                                          ===========         ===========


United States government receivables arise from long-term U.S. government prime contracts and subcontracts. Unbilled receivables result from revenues which have been earned, but are not billed as of period-end. The above unbilled balances are comprised of incurred costs plus fees not yet processed and billed; and differences between year-to-date provisional billings and year-to-date actual costs and fees incurred of approximately $1,150,000 at January 28, 1995, and $1,976,000 at July 31, 1994. Management anticipates that the January 28, 1995 unbilled receivables will be substantially billed and collected in fiscal year 1995. Within the above billed balances are contractual retainages in the amount of approximately $1,180,000 at January 28, 1995 and $1,139,000 at July 31, 1994.
Included in other accrued liabilities is an additional allowance for contract adjustments relating to potential cost disallowances on amounts billed and collected of approximately $3,446,000 at January 28, 1995 and $3,232,000 at July 31, 1994.

3.  Income Taxes
    ------------

The provision for income taxes differs from the federal statutory rate due to the following:

                                           Six months ended
                                    ----------------------------
                                   January 28,         January 29,
                                      1995                1994
                                    --------            --------
 Statutory rate                         34.0%               34.0%

 State income taxes, less                4.8                 4.8
     federal effect

 Other                                    .2                  .2
                                    --------            --------

 Effective tax rate                     39.0%               39.0%
                                    ========            ========

PART I - ITEM 2
- ---------------

   Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition
- -------------------

   As of January 28, 1995, the Company's working capital balance increased $.9 million to $33.0 million as compared to $32.1 million at July 31, 1994. Net contract receivables decreased $6.0 million while cash and cash equivalents increased $3.1 million. This was the result of improvement in the Company's days sales in accounts receivable outstanding due primarily to the delay in payment of two significant invoices outstanding at July 31, 1994 that were subsequently paid in September 1994.
   The Company's current liabilities decreased $3.6 million with approximately one-half of the decrease resulting from a decline in subcontractor and other direct costs. At January 28, 1995 the Company had no significant working capital requirements other than those needed for normal operations.

Results of Operations
- ---------------------

   Net revenues for the second quarter of fiscal year 1995 were $18.8 million, down from the $19.7 million reported in the same period of the previous year. This decrease was primarily due to a decline in revenues from the Company's energy industry clients. Net revenues derived from the public sector remained steady. The Company continued to expand its business internationally as second quarter of fiscal year 1995 net revenues included those from projects in Kuwait, China, Indonesia and Venezuela.
   Net income for the quarter was $.7 million, or $.17 per share, down from $1.06 million, or $.26 per share, recorded for the same quarter of the previous year. Second quarter of fiscal year 1995 net income was adversely affected by greater expenses associated with the Company's increased marketing and proposal efforts. Proposal costs increased over the same period of fiscal year 1994 primarily due to the Company's efforts to obtain various United States Environmental Protection Agency (EPA) contracts worth several hundred million dollars. The Company anticipates successful proposals will be announced in the summer of 1995. The firm also continued to aggressively market its services overseas as the foreign service markets are the fastest growing segment of its business. The Company's gross sales backlog from international work increased by $6.0 million since August 1st, including a December 1994 award of a $1.3 million dollar contract for a petrochemical project in Venezuela.
   The Company's decision to reduce its workforce by approximately 3% at the end of the first quarter of this fiscal year resulted in a decrease in administrative and indirect costs in the second quarter. These administrative and indirect cost reductions have helped offset the increased marketing and proposal costs.
   Overall net revenues for the six months ending January 28, 1995 were $40.7 million, down from the $41.8 million recorded in the first half of fiscal year 1994. Net income for the current six month period was $1.8 million or $.44 per share as compared to $2.4 million or $.57 per share for the previous year. Net income was adversely affected by increased marketing and proposal efforts as well as increased costs related to the move of its Analytical Services Center to a new location. The Company's six month fiscal year 1994 net income includes the effect of the adoption of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS No. 109). The implementation of SFAS No. 109 negatively impacted earnings by approximately $118,000 or $.03 per share in the first quarter of the prior year.

PART II - OTHER INFORMATION
- ---------------------------

Item 1. Legal Proceedings.
- --------------------------
   The Registrant has previously reported information for Item 1 that is required to be presented in item 3 of its Annual Report on Form 10-K for its fiscal year ended July 31, 1994 which is incorporated herein by reference.

Item 2. Changes in Securities.
- ------------------------------
   (a) Not Applicable.
   (b) Not Applicable.

Item 3. Defaults Upon Senior Securities.
- ----------------------------------------
   The Registrant has no information for Item 3 that is required to be presented.

Item 4. Submission of Matters to a Vote of Security Holders.
- ------------------------------------------------------------
   (a) The Annual Meeting of Shareholders of the Registrant was held on January 19, 1995.
   (b) At such meeting, the following persons were elected as directors by the holders of Class A Common Stock: Ralph Bookbinder and Ross M. Cellino; and the following directors by the holders of Class B Common Stock: Gerhard J. Neumaier, Ronald L. Frank, Frank B. Silvestro, Gerald A. Strobel, Gerard A. Gallagher, Jr. and Harvey J. Gross.
   (c) A proposal appointing the accounting firm of Price Waterhouse LLP as the Registrant's independent public accountant for its fiscal year ending July 31, 1995 was approved by the Registrant's shareholders in the following manner:
(i) the holders of Class A Common Stock voted as follows: 189,215 votes were cast in favor, 1,432 votes were cast against this proposal and 766 votes abstained (representing 1,892,154 shares, 14,329 shares and 7,664 shares voted respectively, each share of Class A Common Stock being entitled to 1/10 of 1 vote per share for this proposal); and (ii) the holders of Class B Common Stock voted as follows: 1,730,603 votes were cast in favor, 727 votes cast against this proposal and no votes abstained (each share of Class B Common Stock being entitled to one vote per share for this proposal).
   (d) Not Applicable.

Item 5.  Other Information.
- ---------------------------
   The Registrant has no information for Item 5 required to be presented.

- ---------------------------

Item 6. Exhibits and Reports on Form 8-K.
        --------------------------------
   (a) Exhibit 27 Financial Data Schedule
   (b) Not Applicable.

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ECOLOGY AND ENVIRONMENT, INC.


Date:  March 9, 1995                          By: /s/ Ronald L. Frank
                                                  ------------------------------
                                                  Ronald L. Frank Executive
                                                  Vice President -
                                                  Chief Financial Officer
                                                 (Principal Financial
                                                  Accounting Officer)