Form 10-Q
period 1995-04-29
ECOLOGY & ENVIRONMENT INC
filed 1995-06-07
CIK 809933

SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.  20549


                               FORM 10-Q

              Quarterly Report Under Section 13 or 15(d)

                of the Securities Exchange Act in 1934



For Quarter Ended April 29, 1995                    Commission File

#1-9065



                     ECOLOGY AND ENVIRONMENT, INC.

        (Exact name of registrant as specified in its charter)



          New York                                  16-0971022

(State or other jurisdiction     (I.R.S. Employer Identification No.)

       organization)






                        368 Pleasant View Drive

                          Lancaster, NY 14086

               (Address of principal executive offices)


   Registrant's telephone number, including area code:  716-684-8060




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities

Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),

and (2) has been subject to such filing requirements for the past 90 days.


Yes  ____X_____    No  __________

         _


At June 1, 1995, 2,276,176 shares of Registrant's Class A Common Stock

(par value $.01) and 1,862,316 shares of Class B Common Stock (par value $.01) were outstanding.



                           ECOLOGY AND ENVIRONMENT, INC.

                           ECOLOGY AND ENVIRONMENT, INC.

                            CONSOLIDATED BALANCE SHEET

                            CONSOLIDATED BALANCE SHEET

                                    (Unaudited)

                                    (Unaudited)



                                                     April 29,         July 31,

                                                        1995             1994

                                                     ___________

                                                                     ___________


ASSETS

______


Current assets:

  Cash and cash equivalents                          $11,321,152     $ 4,390,422

  Investment securities available for sale             3,163,471       3,124,782


  Contract receivables, net                           24,143,322      35,541,883

  Other current assets                                 4,015,418       3,658,266

                                                     ------------    ------------

        Total current assets                          42,643,363      46,715,353


Property, building and equipment, net                 14,737,797      14,795,610

Other assets                                             689,154         646,070

                                                     ------------    ------------

         Total assets                                $58,070,314     $62,157,033

                                                     ============    ============



LIABILITIES AND SHAREHOLDERS' EQUITY

____________________________________


Current liabilities:

  Accounts payable                                   $ 2,823,395     $ 5,405,560

  Accrued payroll costs                                3,843,836       5,507,237

  Other accrued liabilities                            3,131,155       3,570,313

  Income taxes payable                                   ---             170,776

                                                     ------------    ------------

        Total current liabilities                    $ 9,798,386     $14,653,886


Long-term debt                                           804,166       1,344,792


Shareholders' equity

  Preferred stock, par value $.01 per share;

     authorized - 2,000,000 shares; no shares

     issued                                              ---             ---

  Class A common stock, par value $.01 per

     share; authorized - 6,000,000 shares;

     2,276,176 and 2,265,590 shares

     issued and outstanding                               22,762          22,657

  Class B common stock, par value $.01 per

     share; authorized - 10,000,000 shares;

     issued - 1,888,575 and 1,899,314 shares              18,885          18,990

  Capital in excess of par value                      17,562,587      17,562,587

  Retained earnings                                   29,911,468      28,602,061

  Treasury stock - Class B Common, 26,259

     shares, at cost                                     (47,940)        (47,940)

                                                     ------------    ------------



        Total shareholders' equity                    47,467,762      46,158,355

                                                     ------------    ------------

        Total liabilities and shareholders' equity   $58,070,314     $62,157,033

                                                     ============    ============


The accompanying notes are an integral part of these financial statements.





                                  ECOLOGY AND ENVIRONMENT, INC.

                                  ECOLOGY AND ENVIRONMENT, INC.

                                CONSOLIDATED STATEMENT OF INCOME

                                CONSOLIDATED STATEMENT OF INCOME

                                           (Unaudited)

                                           (Unaudited)



                                              Three months ended           Nine months ended

                                           -------------------------   ------------------------

                                            April 29,     April 30,    April 29,     April 30,

                                               1995          1994         1995          1994

                                           ------------  ------------ ------------  ------------


Gross revenues                             $20,962,520   $23,944,108  $69,095,201   $73,233,905


Less:  direct subcontract costs              2,493,653     2,154,170    9,915,961     9,671,092

                                           ------------  ------------ ------------  ------------

Net revenues                                18,468,867    21,789,938   59,179,240    63,562,813

                                           ------------  ------------ ------------  ------------


Operating costs and expenses:

 Cost of professional services and

   other direct operating expenses          10,284,516    11,917,427   32,886,517    34,964,847

Administrative and indirect

   operating expenses                        4,825,533     5,182,481   14,374,626    14,911,711

Marketing and related costs                  2,683,389     2,546,343    7,502,034     6,798,075

Depreciation                                   500,671       478,084    1,474,048     1,364,613

Interest expense                                25,643        11,391       82,767        41,878

                                           ------------  ------------ ------------  ------------

                                            18,319,752    20,135,726   56,319,992    58,081,124

                                           ------------  ------------ ------------  ------------

Income from operations                         149,115     1,654,212    2,859,248     5,481,689

Interest income                                180,174        97,156      468,070       342,592

                                           ------------  ------------ ------------  ------------

Income before income taxes                     329,289     1,751,368    3,327,318     5,824,281

                                           ------------  ------------ ------------  ------------

Income tax provision (benefit):

   Federal                                     (86,178)      360,015      962,929     1,782,919

   State                                        34,593       129,480      266,886       439,583

   Deferred                                    188,473       185,728       76,788        40,318

                                           ------------  ------------ ------------  ------------

                                               136,888       675,223    1,306,603     2,262,820

                                           ------------  ------------ ------------  ------------

Net income before cumulative effect of

   accounting change                           192,401     1,076,145    2,020,715     3,561,461


Cumulative effect of accounting change         ---           ---          ---          (117,690)

                                           ------------  ------------ ------------  ------------

                                           $   192,401   $ 1,076,145  $ 2,020,715   $ 3,443,771

                                           ============  ============ ============  ============

Net income before cumulative effect of

   accounting change per common share            $0.05         $0.26        $0.49         $0.86


Cumulative effect of accounting

   change per common share                         ---           ---          ---         (0.03)

                                                 ------        ------       ------        ------



                                                 $0.05         $0.26        $0.49         $0.83

                                                 ======        ======       ======        ======


Weighted average common shares outstanding   4,138,492     4,138,513    4,138,492     4,138,121

                                           ============  ============ ============= ============


The accompanying notes are an integral part of these financial statements.





                              ECOLOGY AND ENVIRONMENT, INC.

                              ECOLOGY AND ENVIRONMENT, INC.

                          CONSOLIDATED STATEMENT OF CASH FLOWS

                          CONSOLIDATED STATEMENT OF CASH FLOWS

                                       (Unaudited)

                                       (Unaudited)



                                                              Nine months ended

                                                       -----------------------------

                                                         April 29,        April 30,

                                                           1995             1994


                                                       -------------   -------------


Cash flows from operating activities:

   Net income                                           $ 2,020,715     $ 3,443,771

   Adjustments to reconcile net income to net cash

      provided by operating activities:

   Depreciation                                           1,474,048       1,364,613

   Gain on sale of equipment                                (42,435)        ---

   Provision for contract adjustments                      (565,076)         (4,442)

   (Increase) decrease in:

     - contracts receivable                              11,963,637      (3,774,301)

     - other current assets                                (357,152)        185,642

   Increase (decrease) in:

     - accounts payable                                  (2,582,165)     (1,637,356)

     - accrued payroll costs                             (1,663,401)       (232,439)

     - other accrued liabilities                           (439,158)        245,997

     - income taxes payable                                (170,776)        ---

Other, net                                                  (43,084)          1,500

                                                      --------------   -------------

Net cash provided by (used in) operating activities       9,595,153        (407,015)

                                                      --------------   -------------

Cash flows provided by (used in) investing activities:

   Purchase of property, building and equipment, net     (1,393,297)     (5,178,019)

   Proceeds from sale of equipment                           50,000         ---

   Purchase of investment securities                       (118,342)       (105,044)

   Investment in China joint venture                        ---            (300,000)

                                                       -------------   -------------

   Net cash used in investing activities                 (1,461,639)     (5,583,063)

                                                       -------------   -------------

Cash flows provided by (used in) financing activities:

   Dividends paid                                          (662,158)       (551,762)

   Repayment of long-term debt                             (540,626)        (37,500)

   Issuance of common stock                                 ---              41,062

   Repurchase of common stock                               ---             (19,470)

                                                       -------------   -------------

   Net cash provided by (used in) financing activities   (1,202,784)       (567,670)

                                                       -------------   -------------

Net increase (decrease) in cash and cash equivalents      6,930,730      (6,557,748)

Cash and cash equivalents at beginning of year            4,390,422      11,561,811

                                                       -------------   -------------

Cash and cash equivalents at end of period              $11,321,152     $ 5,004,063

                                                       =============   =============



The accompanying notes are an integral part of these financial statements.



                          ECOLOGY AND ENVIRONMENT, INC.

                          ECOLOGY AND ENVIRONMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   Summary of significant accounting principles

     ____________________________________________


     a.  Consolidation

         _____________


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

     Ecology and Engineering Co. Ltd. which are being accounted for


     under the equity method.  All significant intercompany transactions and balances have been eliminated.  The consolidated balance sheet at April 29, 1995 and the accompanying consolidated statements of income and of cash flows are unaudited.  In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.  Such adjustments consisted only of normal recurring items.  The accompanying financial statements should be reviewed in conjunction with the

     Company's fiscal year ended July 31, 1994 audited financial statements.


     b.  Revenue Recognition

         ___________________


     Substantial amounts of the Company's revenues are derived from cost-plus-fee contracts and are recognized on the basis of costs incurred during the period, plus the fee earned.  The fees under certain government contracts are determined in accordance with performance incentive provisions.  Such awards are recognized at the time the amounts can be reasonably determined.  Provisions for estimated contract adjustments relating to cost based contracts have been deducted from gross revenues in the accompanying consolidated statement of income.  Such adjustments typically arise as a result of interpretations of cost allowability under cost based contracts.  Revenues related to long-term government contracts are subject to audit by an agency of the United States government.  Government audits have been completed through fiscal year 1986 and are currently in process for fiscal years 1987 through 1991.  The majority of the balance in the allowance for contract adjustments represents a reserve against possible adjustments for fiscal years 1987 through 1995.



     c.  Income Taxes

         ____________


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


     d.  Net income per common share

         ___________________________



     The computation of net income per common share at April 30, 1994 is based upon the weighted average of Class A and B common shares outstanding restated for the 5% stock dividend distributed on

     August 30, 1994.


2.   Contract Receivables

     ____________________



     Contract receivables are comprised of:


                                           April 29,        July 31,

                                             1995             1994

                                          ------------    ------------

     S>                                                  <C


     United States government

        Billed                            $ 6,946,552     $14,075,092

        Unbilled                            8,893,696       9,308,379

                                          ------------    ------------

                                           15,840,248      23,383,471

                                          ------------    ------------

     Industrial customers and state

     and municipal governments

        Billed                              4,645,448       7,522,308

        Unbilled                            4,366,835       5,474,046

                                          ------------    ------------

                                            9,012,283      12,996,354

                                          ------------    ------------

     Less allowance for contract

     adjustments                             (709,209)       (837,942)

                                          ------------    ------------


                                          $24,143,322     $35,541,883

                                          ============    ============



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

     $1,853,000 at April 29, 1995, and $1,976,000 at July 31, 1994.

     Management anticipates that the April 29, 1995 unbilled receivables will be substantially billed and collected in fiscal year 1995.

     Within the above billed balances are contractual retainages in the amount of approximately $1,254,000 at April 29, 1995 and $1,139,000 at July 31, 1994.  Included in other accrued liabilities is an additional allowance for contract adjustments relating to potential cost disallowances on amounts billed and collected of approximately

     $2,763,000 at April 29, 1995 and $3,232,000 at July 31, 1994.


3.   Income Taxes

     ____________


     The provision for income taxes differs from the federal statutory rate due to the following:


                                                Nine months ended

                                         ------------------------------

                                            April 29,       April 30,

                                              1995            1994

                                         -------------    -------------


     Statutory rate                           34.0%           34.0%


     State income taxes, less

     federal effect                            4.9             4.7


     Other                                      .3              .2

                                         -------------     ------------



                                              39.2%           38.9%

                                         =============     ============


PART I - ITEM 2

PART I - ITEM 2

_______________

_______________


     Management's Discussion and Analysis of Financial Condition and

Results of Operations


Financial Condition

___________________


     As of April 29, 1995, the Company's working capital balance increased

$.7 million to $32.8 million as compared to $32.1 million at July 31, 1994.

Net contract receivables decreased $11.4 million while cash and cash equivalents increased $6.9 million.  This was primarily the result of significant improvement in the Company's collection of its outstanding receivables.  At July 31, 1994 the Company had experienced a delay in payment of two significant invoices outstanding that were subsequently paid in September 1994.


     The Company's current liabilities decreased $4.9 million with approximately one-half of the decrease resulting from a decline in subcontractor and other direct costs.  At April 29, 1995 the Company had no significant working capital requirements other than those needed for normal operations.


Results of Operations

_____________________


     Net revenues for the third quarter of fiscal year 1995 were $18.5 million, down from the $21.8 million reported in the same period of the previous year.  This decrease was primarily due to the cancellation of an energy development project by a major commercial client as well as a decline in work orders on contracts with the United States Department's of

Defense and Energy.  The decline in work orders are under multi-million dollar contracts under which the government can order work with available funds.  These available funds have recently been diverted to cover costs of military activities such as those in Haiti, Kuwait and Somalia.  The reductions also affect the Company's laboratory since most work orders also contain laboratory requirements.  The Company's international business,

however, continued to grow as third quarter of fiscal year 1995 net revenues from contracts in Kuwait, Indonesia, China, and Venezuela increased over the same period of last year.


     Net income for the quarter was $.2 million, or $.05 per share, down from the $1.1 million, or $.26 per share, recorded for the same quarter of the prior year.  Third quarter of fiscal year 1995 net income was adversely affected by the decline in net revenues, higher costs associated with international business, and increased marketing costs.  The increased marketing costs resulted primarily from the Company's continued focus on the burgeoning international markets.


     In April 1995 the Company initiated cutbacks in overhead expenses by reducing staff positions and consolidating some domestic facilities.  As a result of similar streamlining initiatives undertaken in the first quarter of this year, the Company's third quarter administrative and indirect costs decreased versus the same period last year.


     As a result of the recent changes in congressional leadership, there is likely to be a continuing uncertainty towards funding of federal environmental efforts and/or allocations to the states.  At this time the impact on our Company is unknown until policy becomes clearer. It is doubtful that a grand scale-back of environmental regulations will occur since 70 percent of the population believes strongly that environmental standards should be maintained.  Such uncertainty is likely to have some impact on the commercial sector by delaying clean up work until policy is clear.  This change and its implication for the domestic markets, at least in the short term, underscores the Company's commitment to building a strong international capability where new opportunities are emerging.



     Overall net revenues for the nine months ending April 29, 1995 were

$59.2 million, down from the $63.6 million recorded for the same period in fiscal year 1994.  Net income for the current nine month period was $2.0 million or $.49 per share as compared to $3.4 million or $.83 per share for the previous year.  Fiscal year 1995 year-to-date net income was adversely affected by higher costs resulting from increased marketing and proposal efforts, increased costs related to the move of the Company's Analytical

Services Center to a new location and a decrease in net revenues derived from the Analytical Services Center.  Nine month proposal costs increased over the same period last year primarily due to the Company's efforts to obtain various United States Environmental Protection Agency contracts worth several hundred million dollars.  The Company anticipates successful proposals will be announced in the summer of 1995.  The nine month fiscal year 1994 net income includes the adoption of Statement of Financial

Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS No. 109).

The implementation of SFAS No. 109 negatively impacted earnings by approximately $118,000 or $.03 per share in the first quarter of the prior year.

PART II - OTHER INFORMATION

PART II - OTHER INFORMATION

___________________________

___________________________





                                SIGNATURE

                                _________



     Pursuant to the requirements of the Securities Exchange Act of

l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         ECOLOGY AND ENVIRONMENT, INC.






Date:  June 8, 1995                      By:  /S/ Ronald L. Frank

                                             _________________________

                                              Ronald L. Frank

                                              Executive Vice President

                                              Chief Financial Officer

                                              (Principal Financial

                                              Accounting Officer)