Form 10-K
period 1995-07-31
ECOLOGY & ENVIRONMENT INC
filed 1995-10-27
CIK 809933

                       SECURITIES & EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                            -----------------------
                                F O R M  10-K
                           -----------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended July 31, 1995
                                      or
[ ] TRANSITION REPORT REQUIRED PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _______________ to ______________.

Commission file number    1-9065

                        Ecology and Environment, Inc.
            (Exact name of registrant as specified in its charter)

           NEW YORK                                        16-0971022
(State or other jurisdiction of              	       (I.R.S. Employer
 incorporation or organization)              	       Identification No.)

368 Pleasant View Drive, Lancaster, New York     14086
(Address of principal executive offices)      (Zip Code)

Registrant's telephone number including area code:  (716) 684-8060

Securities registered pursuant to Section 12(b) of the Act:


     Title of Each Class             Name of Exchange on Which Registered
     Class A Common Stock,           American Stock Exchange, Inc.
     par value $.01 per share

Securities registered pursuant to Section 12(g) of the Act.
                                     None
                               (Title of Class)

	  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.             Yes _X_   No ___

Exhibit Index on Page __

	  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendments to this Form 10-K.
	  	    	      	   	     	       	           X


	  As of September 29, 1995, 2,258,376 shares of the registrant's Class A Common Stock, $.01 par value (the "Class A Common Stock") were issued and outstanding, and the aggregate market value (based on the closing price as quoted by American Stock Exchange on September 29, 1995) of the Class A Common Stock held by nonaffiliates of the registrant was approximately $18,998,486. As of the same date, 1,858,316 shares of the registrant's Class B Common Stock, $.01 par value ("Class B Common Stock") were issued and outstanding.


                     DOCUMENTS INCORPORATED BY REFERENCE

	  Portions of the Registrant's Registration Statement on Form S-1, as amended by Amendment Nos. 1 and 2 (Registration No. 33-11543) as well as portions of the Company's Form 10-K for Fiscal Years ending July 31, 1988, July 31, 1990 and July 31, 1994 are incorporated by reference in Part IV of this Form 10-K.

                              TABLE OF CONTENTS

                                    INDEX


                                    PART I

                                                            	     Page

Item 1.	  BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . .   5

	  General  . . . . . . . . . . . . . . . . . . . . . . . . .   5
	  TAT Contract . . . . . . . . . . . . . . . . . . . . . . .   5
	  Hazardous Material Services  . . . . . . . . . . . . . . .   6
	  Environmental Consulting Services. . . . . . . . . . . . .   6
	  Analytical Laboratory Services . . . . . . . . . . . . . .   7
	  Regulatory Background  . . . . . . . . . . . . . . . . . .   8
	  Potential Liability and Insurance  . . . . . . . . . . . .   9
	  Market and Customers . . . . . . . . . . . . . . . . . . .  10
	  Backlog  . . . . . . . . . . . . . . . . . . . . . . . . .  11
	  Competition  . . . . . . . . . . . . . . . . . . . . . . .  11
	  Employees  . . . . . . . . . . . . . . . . . . . . . . . .  11

Item 2.	  PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . .  11

Item 3.   LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . .  12

Item 4.   SUBMISSION OF MATTERS
          TO A VOTE OF SECURITY HOLDERS  . . . . . . . . . . . . . .  12


                                   PART II


Item 5.   MARKET FOR THE REGISTRANT'S
          COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS  . . . . . . . . . . . . . . . . . . .  12

Item 6.   SELECTED CONSOLIDATED FINANCIAL DATA . . . . . . . . . . .  14

Item 7.   MANAGEMENT'S DISCUSSION AND
          ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . .  15

Item 8.	  FINANCIAL STATEMENTS AND
          SUPPLEMENTARY DATA . . . . . . . . . . . . . . . . . . . .  16

Item 9.   DISAGREEMENTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURES  . . . . . . . . . . . . . . . . . .  35

                                   PART III



                                                                     Page

Item 10.  DIRECTORS AND EXECUTIVE
          OFFICERS OF THE REGISTRANT . . . . . . . . . . . . . . . .  35

Item 11.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . .  36

Item 12.  SECURITY OWNERSHIP OF CERTAIN
          BENEFICIAL OWNERS  . . . . . . . . . . . . . . . . . . . .  41

	  SECURITIES OWNERSHIP OF MANAGEMENT . . . . . . . . . . . .  42

Item 13.  CERTAIN RELATIONSHIPS AND
          RELATED TRANSACTIONS . . . . . . . . . . . . . . . . . . .  44



                                   PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENTS . . . . . . . . . . . . . .  45

                                    PART I

Item 1.  BUSINESS

General

     Ecology and Environment, Inc. ("EEI" or the "Company") is a broad based environmental consulting and testing firm whose underlying philosophy is to provide professional services worldwide so that sustainable economic and human development may proceed with minimum negative impact on the environment. The Company offers a broad range of environmental consulting services including: environmental audits; environmental impact assessments; terrestrial, aquatic and marine surveys; air quality management and air toxics pollution control; environmental engineering; noise pollution evaluations; wastewater analyses; water pollution control; industrial hygiene and occupational health studies; archaeological and cultural resource studies; environmental infrastructure planning, air, water and groundwater monitoring and analytical laboratory services.

     EEI's services related to toxic, hazardous, nuclear and solid waste disposal management include: site investigations and evaluations, hazard and risk assessments, underground storage tank programs, remedial engineering design and project management, oil and chemical spill emergency response and complete regulatory compliance management programs. The Company also provides comprehensive services to manage the removal of asbestos from educational, institutional, governmental and commercial buildings. Virtually all of EEI's services are available to clients, both industrial and governmental, worldwide.

     The Company employs over 75 separate disciplines embracing the physical, biological, social and health sciences. The Company was incorporated in February, 1970. Its principal offices are located at 368 Pleasant View Drive, Lancaster, New York and its telephone number is 716-684-8060.

TAT Contract

     In August, 1990, the Environmental Protection Agency ("EPA") awarded the Company a Technical Assistance Team ("TAT") contract to provide technical assistance teams to assist the EPA in responding to environmental emergencies caused by the release of oil, petroleum or other hazardous substances and in conducting spill prevention compliance inspections, process inspections, contingency planning and training.

     In October, 1995, the EPA issued a modification to the TAT contract which extended the term of the contract through December, 1995. This extension period will allow time for replacement contracts to be put in place by the EPA. The Company, as of July 31, 1995, has realized total net revenues of approximately $118.3 million under the TAT contract. The estimated remaining value of the contract through the end of the extension is $15.1 million.

     The TAT contract contains termination provisions under which the EPA may, without penalty, terminate the contract upon written notice to the Company.

In the event of termination, the Company would be paid only termination costs in accordance with the contract.

Hazardous Material Services

         Introduction. EEI has conducted hazardous waste site evaluations throughout the United States. In conducting these site evaluations, the Company provides site investigation (e.g., geophysical surveys, monitoring well installation, and sample collection and analysis), engineering design, and operation and maintenance for a wide range of industrial and governmental clients. In providing such services, the Company inventories and collects sample materials onsite and then evaluates waste management practices, potential off-site impacts and liability concerns. EEI then recommends and designs clean up programs and assists in the implementation and monitoring of those clean up programs.

         Field Investigation. The Company's field investigation services primarily involve the development of work plans, health and safety plans and quality assurance and quality control plans to govern field investigations and conduct such field investigations to define the nature and extent of contaminants at a site.

         Engineering Services. After field investigation services have been completed and the necessary approvals obtained, the Company's engineering specialists develop plans and specifications for remedial clean up activities. This work includes the development of methods and standard operating procedures to assess contamination problems, and to identify, develop and design appropriate pollution control schemes. Alternative clean up strategies are evaluated and conceptual engineering approaches are formulated. The Company also provides supervision of actual cleanup or remedial construction work performed by other contractors.

Environmental Consulting Services

         The Company's staff includes various individuals with advanced degrees representing over 75 scientific and engineering disciplines which relate to the identification, quantification, analysis, and remediation of hazards to the environment. The Company has rendered consulting services to industrial and government clients in the following areas:

     Hazard and Risk Analysis. EEI has provided analyses of the hazards and risks of energy transportation to facility designers, contractors, and operators for over fifteen years. The Company has developed a proprietary hazardous material exposure model which determines the impact of potential energy facility accidents on a plant and its employees, as well as on the people and property in the surrounding community. EEI's hazard and risk analyses have considered such factors as the physics of brittle fractures, flammable vapor clouds, cryogenic liquid release and containment, thermal radiation effects, and replacement and rerouting strategies. In addition, the Company provides risk analysis for hazardous and toxic material spills and releases as required under CERCLA and RCRA. These analyses have evaluated human and ecological risks posed by contaminants in rural and urban settings, and coastal, riverine, wetland and upland environments throughout the United States.

         Underground Storage Tank Management. The 1984 amendments to RCRA created special provisions for the regulation of underground storage tanks. Extensive federal regulations were promulgated in late 1988 which include notification provisions, strict requirements for tank design and installation, leak detection and monitoring and financial responsibility. The Company's staff includes various individuals experienced in hydrogeology, engineering and the evaluation of tank facilities for existing and potential leakage. EEI's services also include analyzing the corrosive potential of underground tanks, monitoring adjacent ground water, performing soil gas monitoring or other geophysical procedures requiring the use of drilling equipment, and establishing monitoring programs to verify the effectiveness of mitigative programs and the status of properly functioning tanks. EEI also designs tank removal, replacement and monitoring programs.

         Environmental Assessments. In response to the requirements of NEPA and other state environmental laws, EEI has provided environmental evaluation services to both the government and the private sector for more than 22 years. As part of the environmental evaluation process, EEI assists clients in evaluating and developing methods to avoid or mitigate the potential environmental impacts of a proposed project and to help ensure that the project complies with regulatory requirements. EEI's services include air and water quality analysis, terrestrial and aquatic biological surveys, threatened and endangered species surveys and wetland delineations.

         Archeological Surveys.  The National Historic Preservation Act
(1966), Executive Order 11593 (1971), and NEPA require that developers of certain projects requiring federal funding, licensing, or approval consider the potential adverse effects of their projects on cultural resources. In accordance with these regulations, EEI's archeologists conduct documentary background research and field investigations to determine the presence of cultural resources within proposed project areas and design plans to mitigate adverse impacts on the resources prior to project development.

         Emergency Spill Response Management. The Company has developed a twenty-four hour emergency spill response subscription program for industrial clients. This program generally consists of the development of a clean up plan and supervision of the clean up and disposal operations. These functions are generally performed by dispatching a response team to the site. The team is supported by personnel from the Company's corporate response center. EEI's emergency preparedness and response programs are enhanced by the use of proprietary hazards exposure models. The Company's analytical laboratory is used to assist in the chemical identification process.

Analytical Laboratory Services

         The Company provides analytical testing services to industrial and government customers who require accurate measurements to identify and monitor existing hazardous waste sites. The laboratory analyzes waste, soil, sediment, air tissue and potable and non-potable water using state of the art computer controlled instrumentation. EEI's laboratory is a participant in the EPA sponsored Contract Laboratory Program ("CLP"). CLP establishes methods and procedures under which analytical laboratory services associated with Superfund and RCRA activities are to be performed. The Company also is certified to perform environmental testing services for some branches of the U.S. military and a number of state agencies.

Regulatory Background

         The United States Congress and most State Legislatures have enacted a series of laws to prevent and correct environmental problems. These laws and their implementing regulations help to create the demand for the multi-disciplinary consulting services offered by the Company. The principal federal legislation and corresponding regulatory programs which affect the Company's business are as follows:

         THE COMPREHENSIVE ENVIRONMENTAL RESPONSE, COMPENSATION, AND LIABILITY ACT OF 1980, AS AMENDED ("CERCLA", "Superfund" or the "Superfund Act").
CERCLA is a remedial statute which generally authorizes the Federal government to order responsible parties to study and clean up inactive hazardous substance disposal sites, or, to itself undertake and fund such activities. This legislation has four basic provisions: (i) creation of an information gathering and analysis program; (ii) grant of federal authority to respond to emergencies associated with contamination by hazardous substances, and to clean up sites contaminated with hazardous substances; (iii) imposition of joint, several, and strict liability on persons connected with the treatment or disposal of hazardous substances which results in a release or threatened release into the environment; and (iv) creation of a Federally managed trust fund to pay for the clean up and restoration of sites contaminated with hazardous substances when voluntary clean-up by responsible parties cannot be accomplished.

     	  As of the date of this annual report, CERCLA program funding has been extended through December 31, 1995. Reauthorization of the Superfund law has not occurred, however, because of a lack of consensus within Congress and between Congress and the President on numerous aspects of the legislation, including the extent of CERCLA program budget cuts, changes to the retroactive liability scheme and program funding mechanisms, clean up standards, mechanisms for allocation of potentially-responsible-party responsibility, and state authorization for cleanups.

         THE RESOURCE CONSERVATION AND RECOVERY ACT of 1976 ("RCRA"). RCRA generally provides "cradle to grave" coverage of hazardous wastes. It seeks to achieve this goal by imposing performance, testing and record keeping requirements on persons who generate, transport, treat, store, or dispose of hazardous wastes. The 1984 Hazardous Solid Waste Amendments ("HSWA") to RCRA have strengthened the regulation of treatment, storage, and disposal facilities, and increased the regulatory scope of RCRA to include small quantity waste generators, waste oil handlers, and underground storage tanks. RCRA has increased the demand for the Company's services from companies involved in the generation, transportation, storage and disposal of hazardous wastes. Numerous regulatory changes in the RCRA corrective action program require RCRA regulated facilities to engage in detailed site characterization, corrective measures study and closure activity. RCRA enforcement programs continue to evolve and require a variety of responses including such things as audit compliance, training and site remediation programs.

         TOXIC SUBSTANCE CONTROL ACT OF 1976 ("TSCA"). TSCA authorizes the EPA to gather information on the risks posed to public health and the environment by chemicals and to regulate the manufacture, use and disposal of chemical substances. The 1986 amendments to TSCA and its implementing regulations require school systems to inspect their buildings for asbestos, determine where asbestos containing materials pose hazards to humans and abate those hazards. Regarding PCBs specifically, amendments to TSCA regulations dated December 21, 1989 established comprehensive record keeping requirements for persons engaged in PCB transportation, storage and disposal activities. The Company's principal work under TSCA involves field sampling, site reconnaissance, development of remedial programs and supervision of construction activities at sites involving PCB contamination. The Company also conducts asbestos surveys and investigations.

         THE NATIONAL ENVIRONMENTAL POLICY ACT ("NEPA"). NEPA generally requires that a detailed environmental impact statement ("EIS") be prepared for every major federal action significantly affecting the quality of the human environment. With limited exceptions, all federal agencies are subject to NEPA. A number of states have EIS requirements similar to NEPA. The Company frequently engages in NEPA related projects (or state equivalent) for both public and private clients.

         CLEAN AIR ACT. In 1990, comprehensive changes were made to the Clean Air Act which will fundamentally redefine the regulation of air pollutants. The Clean Air Act Amendments of 1990 have created a flurry of federal and state regulatory initiatives and industry responses which will require the development of detailed inventories and risk management plans, as well as the acquisition of federally enforceable air permits. Complementary changes have also been integrated into the RCRA Boilers and Industrial Furnace (BIF) regulatory programs calling for upgraded air emission controls, more rigorous permit conditions and the acquisition of permits and/or significant permit modifications. These regulatory actions are likely to stimulate new demand for the Company's air related services in both the public and private sector.

         Other. The Company's operations are also influenced by other federal and state laws protecting the environment: e.g. the Clean Water Act, the Atomic Energy Act, the Oil Pollution Act of 1990, the Safe Drinking Water Act and comparable state statutory and regulatory programs. Related laws such as the Occupational Safety and Health Act, which regulates exposures of employees to toxic chemicals and other physical agents in the workplace, also have a significant impact on E & E operations. An example is the process safety regulation issued by the Occupational Safety and Health Administration (OSHA) which requires safety and hazard analysis and accidental release contingency planning activity to be performed if certain chemicals are used in the work place.

Potential Liability and Insurance

         The Company's contracts with the EPA require it to maintain certain insurance, including comprehensive general liability insurance for bodily injury, death or loss of or damage to property. In addition, many of the Company's other contracts require the Company to indemnify its clients for claims, damages or losses for personal injury or property damage relating to the Company's negligent performance of its duties unless such injury or damage is the result of the client's negligence or willful acts. Currently, the Company is able to provide adequate insurance coverage to meet the requirements of its contracts, however, certain pollution exclusions apply. Since February 1990, the Company has been able to purchase an errors and omissions insurance policy that covers its asbestos and environmental consulting services, including legal liability for pollution conditions resulting therefrom. The policy is a claims made policy, with limits of $10.0 million for each claim and $10.0 million in the aggregate with a $500,000 deductible for contracts entered into subsequent to November, 1994; for contracts entered into between February, 1990 and November, 1994, the limits are $2.0 million for each claim and $2 million in the aggregate with a $250,000 deductible. The Company's general liability insurance policy provides coverage in the amount of $2.0 million per occurrence and $3.0 million in the aggregate; an excess liability policy of $10.0 million is also maintained with respect to its general liability coverage. In addition, E & E has a special endorsement to its general liability insurance policy up to $1.0 million for damages to third parties for bodily injury or property damage resulting from sudden or accidental releases. With respect to EPA project work, the EPA has agreed to indemnify the Company for third party claims to the extent that such liability arises out of Company's negligent performance and is not compensated by insurance. The EPA is not required to indemnify the Company for losses that are the result of the Company's gross negligence or willful misconduct, and the total indemnity provided under each contract cannot exceed $50.0 million. Each EPA contract provides that this indemnification is subject to continued funding of Superfund and imposes a $100,000 deductible upon the Company for each EPA occurrence. Where possible, the Company requires that its other clients cross-indemnify it for asserted claims. There can be no assurance, however, that any of these agreements, together with the Company's general liability insurance and errors and omissions coverage will be sufficient to protect the Company against an asserted claim.

Market and Customers

         A substantial portion of the Company's revenues are currently derived from the federal government under Superfund-related activities, including the EPA, U.S. Department of Defense and U.S. Department of Energy contracts. The balance of the Company's revenues originate from state and local governments, domestic industrial clients, and private and governmental international clients.

Backlog

         The Company's firm backlog of uncompleted projects and maximum potential gross revenues from indefinite quantity task order contracts, at July 31, 1995 and 1994 were as follows:

                                                  (Millions of $)
                                         Fiscal Year            Fiscal Year
     	  	    	      	        Ended 7/31/95          Ended 7/31/94

Total Firm Backlog                          26.6                   25.8

Anticipated Completion of Firm
  Backlog in Next Twelve Months             23.7                   24.1

Maximum Potential Gross Revenues
  from Task Order Contracts   	   	   244.0                  220.0

     	  In October 1995, a modification was issued by the EPA to extend the term of the TAT contract through December, 1995. The dollar value of the extension is approximately $9.6 million in net revenues. This amount is not included in the above figures.

         This backlog includes a substantial amount of work to be performed under contracts which contain termination provisions under which the contract can be terminated without penalty upon written notice to the Company. The likelihood of obtaining the full value of the task order contracts cannot be determined at this time.

Competition

         EEI is subject to competition with respect to each of the services that it provides. No entity, including the Company, currently dominates the environmental services industry and the Company does not believe that one organization has the capability to serve the entire market. Some of its competitors are larger and have greater financial resources than the Company while others may be more specialized in certain areas. EEI competes primarily on the basis of its reputation, quality of service, expertise, and price.

Employees

         As of July 31, 1995, the Company had over 850 employees. The Company's ability to remain competitive will depend largely upon its ability to recruit and retain qualified personnel. None of the Company's employees is represented by a labor organization and employee relations are good.

Item 2.  PROPERTIES

         The Company's headquarters (60,000 square feet) is located in Lancaster, New York, a suburb of Buffalo. In August 1994 the Company completed construction of its new laboratory and warehouse facility in

Lancaster, New York at a total cost of approximately $5.7 million. The facility, consisting of two buildings totaling approximately 50,000 square feet, commenced operations in the same month. The Company also leases office and storage facilities at twenty-two regional offices, with terms which generally coincide with the duration of the Company's contracts in those areas.

Item 3.  LEGAL PROCEEDINGS

         None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                   PART II


Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     (a) Principal Market or Markets. The Company's Class A Common Stock is traded on the American Stock Exchange. There is no separate market for the Company's Class B Common Stock.

         The following table represents the range of high and low prices of the Company's Class A Common Stock as reported by the American Stock Exchange for the periods indicated. Stock prices for fiscal year 1994 have been restated to reflect the 5% stock dividend distributed in August, 1994.


         Fiscal 1994				High		      Low

     First Quarter
     (commencing August 1, 1993-		16-3/4		      13-1/2
      October 30, 1993)

     Second Quarter
     (commencing October 31, 1993 -		15-1/4		      13-5/8
       January 29, 1994)

     Third Quarter
     (commencing January 30, 1994 -		14-1/2		      11-3/4
       April 30, 1994)

     Fourth Quarter
     (commencing May 1, 1994 - 			12-1/2		       9-7/8
       July 31, 1994)

         Fiscal 1995				 High 		       Low

     First Quarter
     (commencing August 1, 1994 -		11-1/8		      9-3/4
       October 29, 1994)

     Second Quarter
     (commencing October 30, 1994 -		10-1/4		      8-3/4
       January 28, 1995)

     Third Quarter
     (commencing January 29, 1995 -		9-5/8 		      7-3/4
       April 29, 1995)

     Fourth Quarter
     (commencing April 30, 1995 - 		9-3/8 		      7-7/8
       July 31, 1995)


	 (b) Approximate Number of Holders of Class A Common Stock. As of September 29, 1995, 2,258,376 shares of the Company's Class A Common Stock were outstanding and the number of holders of record of the Company's Class A Common Stock at that date was 555. The Company estimates that it has a significantly greater number of Class A Common Stock shareholders because a substantial number of the Company's shares are held in street name. As of the same date, there were 1,858,316 shares of the Company's Class B Common Stock outstanding and the number of holders of record of the Class B Common Stock at that date was 82.

	 (c) Dividend. In the fiscal years ended July 31, 1994 and 1995, the Company declared cash dividends of $0.29 and $0.32, respectively, per share of common stock. The amount, if any, of future dividends remains within the discretion of the Company's Board of Directors and will depend upon the Company's future earnings, financial condition and requirements and other factors as determined by the Board of Directors.

	     In July 1994, the Company's board of directors declared a 5% stock dividend to both Class A and Class B shareholders of record as of August 1, 1994 to be distributed on or before August 30, 1994. All financial data included in this annual report with respect to net income per common share, weighted average common shares outstanding, stock prices and stock options have been restated to reflect the impact of the declaration of the 5% stock dividend.

	     The Company's Certificate of Incorporation provides that any cash or property dividend paid on Class A Common Stock must be at least equal to the cash or property dividend paid on Class B Common Stock on a per share basis.

Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                  				 Year Ended July 31,
 	                   1995      1994        1993        1992        1991

                                (In thousands, except per share amounts)
Operating data:
 Gross revenues . . . .	 $ 91,512  $ 99,559    $ 88,747	   $ 89,958    $ 99,787

 Net revenues . . . . .	 $ 77,715  $ 86,334    $ 76,872	   $ 78,402    $ 87,449

 Income from operations	 $  2,870  $  7,185    $  7,213	   $  6,870    $  8,622

 Income before income
  taxes  . . . . . . .	 $  3,552  $  7,645    $  7,697	   $  7,464    $  8,954

Net income before
cumulative effect of
accounting change . . .  $  2,154  $  4,670    $  4,655	   $  4,477    $  5,315

Cumulative effect of
accounting change . . .  $    -	   $  (118)        -	       -            -

Net Income . . . . . .   $  2,154  $  4,552    $  4,655	   $  4,477    $  5,315

Net income before
cumulative effect of
accounting change
per common share . . . 	 $    .52  $   1.13    $   1.13	   $   1.08    $   1.29

Cumulative effect of
accounting change per
common share . . . . . 	 $   -	   $  (.03)    $    -	   $    -      $    -

Net income per
common share . . . . . . $    .52  $   1.10    $   1.13	   $   1.08    $   1.29

Cash dividends declared
per common share . . . . $    .32  $    .29    $    .25	   $    .22    $    .20

Weighted average common
shares outstanding .    4,136,929  4,138,121   4,135,462   4,132,667  4,127,612

                                                 As of July 31,
                           1995     1994         1993        1992        1991
                                              (In thousands)
Balance sheet data:
 Working capital. .	 $32,662   $32,061     $33,207	   $29,364     $26,074

 Total assets . . .	 $59,476   $62,157     $56,042	   $50,815     $50,406

 Long-term debt . .	 $   782   $ 1,345     $   692	   $   742     $   792

 Shareholders' equity	 $46,907   $46,158     $42,781	   $39,098     $35,447

 Book value per share	  $11.34    $11.15      $10.35	     $9.46       $8.59

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Financial Condition

     The Company had working capital of approximately $32.7 million at July 31, 1995 as compared to $32.1 million at July 31, 1994. Net contract receivables decreased $10.7 million in fiscal year 1995. This decrease was due primarily to the delay in payment of two significant receivables at July 31, 1994 and significant improvement in the Company's collection of its outstanding receivables. The decrease in contracts receivable resulted in increases in cash and cash equivalents and investment securities available for sale. Cash and cash equivalents increased $5.3 million as the Company's short-term investments in commercial paper increased $4.0 million. Investment securities available for sale increased $3.1 million with approximately one-half of the increase resulting from the Company's purchase of treasury notes and bills. The Company's accounts payable decreased $.9 million while other accrued liabilities decreased $1.9 million. A large portion of the accrued liability decrease was the result of the decrease in the Company's allowance for contract adjustments account as the Company settled various outstanding issues with government and private sector clients. These settlements had no material impact on fiscal year 1995 net income. Also, in February 1995 the Company made a $475,000 lump sum payment on the $1.0 million industrial revenue bond which was obtained in fiscal year 1988 to finance a portion of the cost of its new corporate headquarters. In addition, in June, 1995 the directors of the Company authorized the Company to repurchase up to 200,000 shares of its Class A Common Stock on the open market. As of September 29, 1995, 21,800 shares have been repurchased.

     The Company maintains an unsecured line of credit of $10.0 million with a bank at the prevailing prime rate. There are no borrowings outstanding under this line of credit at July 31, 1995 and none were required during fiscal year 1995. The Company has financed its activities through cash flows from operations. Internally generated funds have been adequate to support demands for working capital, the purchase of new fixed assets and the payment of dividends. There are no significant working capital requirements pending at July 31, 1995. The Company's existing cash along with that generated by future operations and the existing credit line is expected to be sufficient to meet the Company's needs for the foreseeable future.

Results of Operations

Net Revenues

     Net revenues for fiscal year 1995 were $77.7 million, down 10% from the $86.3 million recorded in fiscal year 1994. The decrease in net revenues for fiscal year 1995 was due to lower private sector sales, declines in work orders with the United States Department of Defense (DOD) and Department of Energy (DOE) and lower sales derived from contracts with state agencies. Net revenues from the DOD were negatively affected by that agency's decision to shift funds targeted for environmental programs to various foreign military activities. Private sector sales were likely affected by uncertainties created by proposed federal legislation that would ease environmental regulations and enforcement. In addition, a commercial customer canceled a major energy development project which adversely affected net revenues. Total net revenues in fiscal year 1994 were up from the $76.9 million recognized in fiscal year 1993 primarily as a result of the Company's expanded workload under its TAT contract and with the DOD and various energy industry clients.

     A bright spot in the revenue picture is the Company's continued growth in its international business. Fiscal year 1995 net revenues from contracts in Kuwait, Indonesia, Venezuela, China and other non-domestic sources significantly increased over like net revenues in fiscal year 1994. Though these revenues are currently less than 10% of net revenues the Company expects the contribution from the international sector to increase significantly in the future.

Income Before Income Taxes

     The Company's income before income taxes for fiscal year 1995 was $3.6 million as compared to $7.6 million recorded in the prior year. This decrease was due primarily to the aforementioned decrease in net revenues.
Contributing to the decline in net income were increased proposal costs during the 1995 fiscal year primarily due to the Company's efforts to obtain various EPA contracts. The Company continues to await decisions by the EPA on the award of these multi-year contracts. In addition, the Company experienced reduced staff utilization and lower operating margins as a result of the decrease in net revenues.

      During the fiscal year 1995, the Company initiated streamlining measures to decrease costs by reducing staff positions and consolidating some domestic facilities. These initiatives, estimated at a cost reduction of $3.5 million, helped to reduce administrative and indirect expenses in the third and fourth quarters of fiscal year 1995. In addition, subsequent to the fiscal year-end, additional cost reduction measures have been implemented that will bring the total reduction in indirect costs to more than $7.0 million over the last twelve months.

     Income before income taxes for fiscal year 1994 was $7.6 million, down slightly from the $7.7 million recorded in fiscal year 1993. This decrease was primarily the result of increased spending in fiscal year 1994 related to the Company's pursuit of expanded business in international markets.

Income Taxes

     The effective income tax rate for fiscal year 1995 was 39.4% as compared to 38.9% for fiscal year 1994. Differences from the federal statutory rate consist primarily of provisions for state income taxes net of the federal tax benefit.

     During the first quarter of fiscal year 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109 which relates to the accounting for income taxes. Consequently, net income was adversely affected by approximately $.03 per share. This was a one time adjustment for the adoption which will have no further impact on the tax provisions of the Company.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      Report of Independent Accountants


To the Board of Directors
and Shareholders of
Ecology and Environment, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a) 1. and 2. on this Form 10-K present fairly, in all material respects, the financial position of Ecology and Environment, Inc. and its subsidiaries at July 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for income taxes as of August 1, 1993 and changed its method of accounting for investment securities as of July 31, 1994.

PRICE WATERHOUSE LLP

Buffalo, New York
October 2, 1995

                          ECOLOGY AND ENVIRONMENT, INC.
                           CONSOLIDATED BALANCE SHEET

                                                               July 31,
                                                               --------
                                                          1995          1994
   Assets                                            ------------- -------------
   ------
Current assets:
  Cash and cash equivalents                            $9,658,139    $4,390,422
  Investment securities available for sale              6,271,982     3,124,782
  Contract receivables, net                            24,855,471    35,541,883
  Other current assets                                  3,663,079     3,658,266
                                                     ------------- -------------
         Total current assets                          44,448,671    46,715,353

Property, building and equipment, net                  14,314,301    14,795,610
Other assets                                              712,560       646,070
                                                     ------------- -------------
         Total assets                                 $59,475,532   $62,157,033
                                                     ============= =============
Liabilities and Shareholders' Equity
------------------------------------
Current liabilities:
  Accounts payable                                     $4,490,083    $5,405,560
  Accrued payroll costs                                 4,428,199     5,507,237
  Other accrued liabilities                             2,868,431     3,570,313
  Income taxes payable                                       ---        170,776
                                                     ------------- -------------
         Total current liabilities                     11,786,713    14,653,886

Long-term debt                                            782,291     1,344,792

Shareholders' equity
  Preferred stock, par value $.01 per share;
     authorized - 2,000,000 shares; no shares
     issued                                                  ---           ---
  Class A common stock, par value $.01 per
     share; authorized - 6,000,000 shares;
     issued - 2,280,176 and 2,265,590 shares               22,801        22,655
  Class B common stock, par value $.01 per
     share; authorized - 10,000,000 shares;
     issued - 1,884,575 and 1,899,161 shares               18,846        18,992
  Capital in excess of par value                       17,562,587    17,562,587
  Retained earnings                                    29,491,719    28,602,061
  Treasury stock - Class A common, 16,300 shares
     in 1995; Class B common, 26,259 shares in
     1995 and 1994, at cost                              (189,425)      (47,940)
                                                     ------------- -------------
         Total shareholders' equity                    46,906,528    46,158,355
                                                     ------------- -------------
         Total liabilities and shareholders' equity   $59,475,532   $62,157,033
                                                     ============= =============
The accompanying notes are an integral part of these financial statements.

                                   ECOLOGY & ENVIRONMENT, INC.
                                 CONSOLIDATED STATEMENT OF INCOME

                                                     Year ended July 31,
                                                     -------------------

                                              1995         1994          1993
                                           ------------ ------------  ------------
Gross revenues                             $91,512,204  $99,559,024   $88,747,211
Less: direct subcontract costs              13,796,706   13,225,382    11,874,932
                                           ------------ ------------  ------------
Net revenues                                77,715,498   86,333,642    76,872,279
                                           ------------ ------------  ------------
Operating costs and expenses:
 Cost of professional services
   and other direct operating
   expenses                                 43,326,432   47,650,102    40,640,073
 Administrative and indirect
   operating expenses                       19,034,727   20,067,218    18,129,976
 Marketing and related costs                10,399,590    9,443,214     8,802,506
 Depreciation                                1,980,697    1,916,617     2,036,812
 Interest expense                              104,421       71,465        50,108
                                           ------------ ------------  ------------
                                            74,845,867   79,148,616    69,659,475
                                           ------------ ------------  ------------
Income from operations                       2,869,631    7,185,026     7,212,804
Interest income                                682,175      459,552       484,096
                                           ------------ ------------  ------------
Income before income taxes                   3,551,806    7,644,578     7,696,900
                                           ------------ ------------  ------------
Income tax provision (benefit):
   Federal                                     807,958    2,469,367     2,510,926
   State                                       217,588      593,320       611,514
   Deferred                                    372,416      (87,447)      (80,988)
                                           ------------ ------------  ------------
                                             1,397,962    2,975,240     3,041,452
                                           ------------ ------------  ------------
Net income before cumulative effect of
   accounting change                         2,153,844    4,669,338     4,655,448

Cumulative effect of accounting change          ---        (117,690)       ---
                                           ------------ ------------  ------------
Net income                                  $2,153,844   $4,551,648    $4,655,448
                                           ============ ============  ============
Net income before cumulative effect of
   accounting change per common share            $0.52        $1.13         $1.13

Cumulative effect of accounting
   change per common share                        ---         (0.03)         ---
                                                 -----        -----         -----
Net income per common share                      $0.52        $1.10         $1.13
                                                 =====        =====         =====

Weighted average common shares outstanding   4,136,929    4,138,121     4,135,462
                                           ============ ============  ============
The accompanying notes are an integral part of these financial statements.

                                               ECOLOGY AND ENVIRONMENT, INC.
                               CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                       Class A                   Class B         Capital in
                                       -------                   -------         ----------
                                     Common stock              Common stock      excess of        Retained       Treasury stock
                                     ------------              ------------      ---------        --------       --------------
                                  Shares       Amount       Shares     Amount    par value        earnings      Shares     Amount
                                  ------       ------       ------     ------    ---------        --------      ------    --------
Balance at July 31, 1992        2,115,477     $21,154     1,845,653   $18,456   $15,306,583     $23,780,439     23,829    ($28,470)

Net income - 1993                  ---          ---          ---        ---         ---           4,655,448       ---       ---
Cash dividends paid ($.25 per
  share)                           ---          ---          ---        ---         ---            (984,663)      ---       ---
Conversion of Class B common
  stock to Class A common stock    16,658         167       (16,658)     (167)      ---             ---           ---       ---
Issuance of stock under
  incentive stock option plan       1,650          17        ---        ---          12,114         ---           ---       ---
                                ----------    --------    ----------  --------  ------------    ------------    -------  ---------
Balance at July 31, 1993        2,133,785     $21,338     1,828,995   $18,289   $15,318,697     $27,451,224     23,829    ($28,470)
                                ==========    ========    ==========  ========  ============    ============    =======  =========

Net income - 1994                  ---          ---          ---        ---         ---          $4,551,648       ---       ---
Cash dividends paid ($.29 per
  share)                           ---          ---          ---        ---         ---          (1,141,447)      ---       ---
Conversion of Class B common
  stock to Class A common stock    20,125        $201       (20,125)    ($201)      ---             ---           ---       ---
Repurchase of stock                ---          ---          ---        ---         ---             ---          1,180    ($19,470)
Issuance of stock under
  incentive stock option plan       3,795          38        ---        ---         $39,474         ---           ---       ---
5% stock dividend distributed
   on August 30, 1994              107,885       1,078        90,291       904     2,204,416      (2,206,399)     1,250      ---
Unrealized investment loss, net    ---          ---          ---        ---         ---             (52,965)      ---       ---
                                ----------    --------    ----------  --------  ------------    ------------    -------  ---------
Balance at July 31, 1994        2,265,590     $22,655     1,899,161   $18,992   $17,562,587     $28,602,061     26,259    ($47,940)
                                ==========    ========    ==========  ========  ============    ============    =======  =========

Net income - 1995                  ---          ---          ---        ---         ---          $2,153,844       ---       ---
Cash dividends paid ($.32 per
  share)                           ---          ---          ---        ---         ---          (1,324,317)      ---       ---
Conversion of Class B common
  stock to Class A common stock    14,586        $146       (14,586)    ($146)      ---             ---           ---       ---
Repurchase of stock                ---          ---          ---        ---         ---             ---         16,300   ($141,485)
Unrealized investment gain, net    ---          ---          ---        ---         ---              60,131       ---       ---
                                ----------    --------    ----------  --------  ------------    ------------    -------  ---------
Balance at July 31, 1995        2,280,176     $22,801     1,884,575   $18,846   $17,562,587     $29,491,719     42,559   ($189,425)
                                ==========    ========    ==========  ========  ============    ============    =======  =========
The accompanying notes are an integral part of these financial statements.

                             ECOLOGY AND ENVIRONMENT, INC.
                         CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                  Year ended July 31,
                                                                  -------------------

                                                           1995          1994          1993
                                                           ----          ----          ----
Cash flows from operating activities:
   Net income                                            $2,153,844    $4,551,648    $4,655,448
   Adjustments to reconcile net income to net cash
      provided by operating activities:
   Depreciation                                           1,980,697     1,916,617     2,036,812
   Gain on sale of assets                                   (56,525)       ---           ---
   (Gain) loss on sale of investment securities             (13,145)          182        ---
   (Benefit) Provision for contract adjustments             (32,511)      804,908       221,050
   (Increase) decrease in:
     - contracts receivable                              10,718,923    (8,803,549)   (4,570,612)
     - other current assets                                 (85,615)      (18,427)     (632,882)
   Increase (decrease) in:
     - accounts payable                                    (915,477)      963,767     1,218,893
     - accrued payroll costs                             (1,079,038)      773,210        72,212
     - other accrued liabilities                           (701,882)      139,843       302,897
     - income taxes payable                                (170,776)      170,776       ---
   Other, net                                               (46,722)       67,350        22,380
                                                       ------------- ------------- -------------
   Net cash provided by operating activities             11,751,773       566,325     3,326,198
                                                       ------------- ------------- -------------
Cash flows provided by (used in) investing activities:
   Purchase of property, building and equipment, net     (1,643,279)   (6,860,128)   (1,848,592)
   Proceeds from sale of assets                             218,222        ---           ---
   Purchase of investment securities                     (4,334,164)     (196,248)   (3,068,697)
   Proceeds from sale of investment securities            1,303,468        49,442        ---
   Investment in China joint venture                         ---         (300,000)       ---
                                                       ------------- ------------- -------------
   Net cash used in investing activities                 (4,455,753)   (7,306,934)   (4,917,289)
                                                       ------------- ------------- -------------
Cash flows provided by (used in) financing activities:
   Dividends paid                                        (1,324,317)   (1,141,447)     (984,663)
   Proceeds from issuance of long-term debt                  ---          750,000        ---
   Repayment of long-term debt                             (562,501)      (59,375)      (50,000)
   Issuance of common stock                                  ---           39,512        12,130
   Repurchase of common stock                              (141,485)      (19,470)       ---
                                                       ------------- ------------- -------------
   Net cash used in financing activities                 (2,028,303)     (430,780)   (1,022,533)
                                                       ------------- ------------- -------------
Net increase (decrease) in cash and cash equivalents      5,267,717    (7,171,389)   (2,613,624)
Cash and cash equivalents at beginning of year            4,390,422    11,561,811    14,175,435
                                                       ------------- ------------- -------------
Cash and cash equivalents at end of period               $9,658,139    $4,390,422   $11,561,811
                                                       ============= ============= =============

The accompanying notes are an integral part of these financial statements.

                        ECOLOGY AND ENVIRONMENT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Description of business

    Ecology and Environment, Inc. (the Company) is an environmental consulting and testing firm whose underlying philosophy is to provide a broad range of environmental consulting services so that sustainable economic and human development may proceed with minimum negative impact on the environment. Gross revenues reflected in the Company's consolidated statement of income represent services rendered for which the Company maintains a primary contractual relationship with its customers. Included in gross revenues are certain services outside the Company's normal operations which the Company has elected to subcontract to other contractors. The costs relative to such subcontract services are deducted from gross revenues to derive net revenues.

    During fiscal years ended July 31, 1995, 1994 and 1993, the percentage of total net revenues derived from contracts exclusively with the United States Environmental Protection Agency (EPA) were 47%, 40% and 40%, respectively. The Company's Technical Assistance Teams (TAT) contract accounted for the majority of the EPA net revenue. The percentage of net revenues derived from contracts with the United States Department of Defense (DOD) were 17%, 18% and 11% for fiscal years ended July 31, 1995, 1994 and 1993, respectively.

2.  Summary of significant accounting principles

    a.  Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Also reflected in the financial statements is the Company's 66-2/3% ownership in the assets of a nonoperating subsidiary, Ecology and Environment of Saudi Arabia Ltd. (EESAL) and a 50% ownership in the operating joint venture,
        Beijing    Yi Yi Ecology and Engineering Co. Ltd. which are being
        accounted for under the equity method. All significant intercompany transactions and balances have been eliminated. Certain amounts in the prior years' consolidated financial statements and notes have been reclassified to conform with the current year presentation.

    b.  Revenue recognition

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

        Revenues related to long-term government contracts are subject to audit by an agency of the United States government. Government audits have been completed through fiscal year 1986 and are currently in process for fiscal years 1987 through 1992. The majority of the balance in the allowance for contract adjustments accounts represent a reserve against possible adjustments for fiscal years 1987 through 1995.

    c.  Investment securities

        On July 31, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which changed its method of accounting for investment securities. As required, the provisions of SFAS No. 115 were not applied to prior periods. Investment securities have been classified as available for sale and are stated at estimated fair value. Unrealized gains or losses related to investment securities available for sale are reflected in retained earnings, net of applicable income taxes in the consolidated balance sheet and statement of changes in shareholders' equity. Realized gains and losses on the sale of investment securities are determined
        using the specific identification method.   Prior to July 31, 1994,
        investment securities were stated at the lower of cost or estimated fair value.

    d.  Property, building and equipment, depreciation and amortization

        Property, building and equipment are stated at cost. Office furniture and all equipment are depreciated on the straight-line method for book purposes, excluding computer equipment which is depreciated on the accelerated method for book purposes, and on accelerated methods for tax purposes over the estimated useful lives of the assets (three to seven years). The headquarters building is depreciated on the straight line method for both book and tax purposes over an estimated useful life of 32 years. Its components are depreciated over their estimated useful lives ranging from 7 to 15 years. The new analytical services center building and warehouse is depreciated on the straight line method over an estimated useful life of 40 years for both book and tax purposes. Leasehold improvements are amortized for book purposes over the terms of the leases or the estimated useful lives of the assets, whichever is shorter, and over approximately 30 years for tax purposes. Expenditures for maintenance and repairs are charged to expense as incurred. Expenditures for improvements are capitalized. When property or equipment is retired or sold, any gain or loss on the transaction is reflected in the current year's earnings.

    e.  Income taxes

        In the first quarter of fiscal year 1994, the Company adopted SFAS No. 109, "Accounting for Income Taxes", which changed its method of accounting for income taxes from the deferred method to the liability method. The cumulative effect of the implementation of SFAS No. 109 resulted in a $117,690 decrease in the Company's net deferred tax assets in fiscal year 1994. Under the liability method, a deferred tax liability or asset is recognized for the tax consequences of all events that have been recognized in the financial statements. The deferred tax consequences of such events are equal to the expected amount of taxes payable or refundable in future years, based upon tax laws currently in effect.

    f.  Pension costs

        The Company has a non-contributory defined benefit plan and a non-contributory defined contribution plan providing deferred benefits for substantially all of the Company's employees. Additionally, in fiscal year 1995, the Company implemented a supplemental defined benefit and contribution plan to provide deferred benefits for senior executives of the Company. Benefits under the defined benefit plan are based on years of service and average compensation. The annual expense of the Company's defined contribution plan is based on a percentage of eligible wages as authorized by the Company's Board of Directors. Accrued benefits under the defined benefit plan are funded in accordance with the minimum funding requirements of the Employee Retirement Income Security Act. Benefits under the defined contribution plan are funded as accrued.

     	The Company does not offer any benefits that would result in a liability under either SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" or SFAS No. 112 "Employers' Accounting for Postemployment Benefits".

    g.  Net income per common share

        The computations of net income per common share are based upon the weighted average of Class A and B common shares outstanding during each period restated in fiscal years prior to 1995 for the 5% stock dividend distributed on August 30, 1994.

3.  Cash and cash equivalents

    The Company's policy is to invest cash in excess of operating requirements in income-producing short-term investments. At July 31, 1995 and 1994, short-term investments consist of commercial paper. These investments are carried at cost. Short-term investments amounted to approximately $7,100,000 and $3,100,000 at July 31, 1995 and 1994, respectively, and are reflected in cash and cash equivalents in the accompanying consolidated balance sheet and statement of cash flows.

    For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. Cash paid for interest amounted to $104,421, $66,181, and $47,144 in fiscal years 1995, 1994 and 1993, respectively. Cash paid for income taxes amounted to $1,969,248, $2,868,633 and $3,113,032 in fiscal years 1995, 1994 and 1993, respectively.

4.  Investment securities

    The amortized cost and estimated fair values of investment securities were as follows:
                                              Gross         Gross       Estimated
                              Amortized     unrealized    unrealized      fair
                                cost          gains         losses        value
    July 31, 1995

    Investment securities
      available for sale:
    Mutual funds              $2,492,564    $    -         $  21,691    $2,470,873
    Municipal notes and bonds  2,301,011       3,208           2,557     2,301,662
    U.S. Treasury notes and
      bills                    1,465,587      33,860             -       1,499,447
                              ----------    ----------     ----------   ----------
                              $6,259,162    $ 37,068        $ 24,248    $6,271,982
                              ==========    ==========     ==========   ==========

    July 31, 1994

    Investment securities
      available for sale:
    Mutual funds              $2,201,372    $   -          $   58,739   $2,142,633
    Municipal notes and
      bonds                    1,013,949        -              31,800      982,149
                              ----------    ----------     ----------   ----------
                              $3,215,321    $   -          $   90,539   $3,124,782
                              ==========    ==========     ==========   ==========

    The amortized cost and estimated fair value of debt securities available for sale by contractual maturity as of July 31, 1995 were as follows:

                                                       Amortized    Estimated
                                                          cost      fair value

    Due in one year or less			       $1,565,520   $1,599,176
    Due after one year through five years		  976,453      977,490
    Due after five years through ten years		  724,625      724,443
    Due after ten years					  500,000      500,000
     						       ----------   ----------
     							3,766,598    3,801,109
    Mutual Funds Available for Sale			2,492,564    2,470,873
     						       ----------   ----------
     						       $6,259,162   $6,271,982
     						       ==========   ==========

    Proceeds, gross realized gains and losses from the sale of investment securities were $1,303,468, $15,237 and $2,092, respectively, in fiscal year 1995 and $49,442, $0 and $182, respectively, in fiscal year 1994.

    5.  Contract receivables, net
                                                     July 31,

                                                1995            1994

      United States government -

      Billed                              $ 7,253,451      $14,075,092
      Unbilled                              9,366,677        9,308,379
                                          ------------	   ------------
                                           16,620,128       23,383,471
     					  ------------	   ------------
      Industrial customers and state
      and municipal governments -
        Billed                              3,904,639	     7,522,308

        Unbilled                            4,876,597        5,474,046
                                          ------------     ------------
                                            8,781,236       12,996,354
     					  ------------	   ------------
      Less allowance for contract
          adjustments                        (545,893)        (837,942)
                                          ------------     ------------

                                          $24,855,471      $35,541,883
     					  ============	   ============

    United States government receivables arise from long-term U.S. government prime contracts and subcontracts. Unbilled receivables result from revenues which have been earned, but are not billed as of period-end. The above unbilled balances are comprised of incurred costs plus fees not yet processed and billed; and differences between year-to-date provisional billings and year-to-date actual contract costs incurred and fees earned of approximately $3,076,000 at July 31, 1995 and $1,976,000 at July 31, 1994. Management anticipates that the July 31, 1995 unbilled receivables will be substantially billed and collected in fiscal 1996. Within the above billed balances are contractual retainages in the amount of approximately $1,308,000 at July 31, 1995 and $1,139,000 at July 31, 1994.
    Included in other accrued liabilities is an additional allowance for contract adjustments relating to potential cost disallowances on amounts billed and collected of approximately $2,578,000 at July 31, 1995 and $3,232,000 at July 31, 1994.

6.  Property, building and equipment, net
                                                       July 31,

                                                1995              1994

    Land                                   $   528,320       $   496,716
    Buildings                               12,680,520        12,291,491
    Laboratory and other equipment           5,643,381         5,374,302
    Data processing equipment		     6,094,694	       5,734,736
    Office furniture and equipment	     4,114,857	       3,693,887
    Leasehold improvements and other	     1,314,684	       1,469,231
     					   ------------	     ------------
     					    30,376,456	      29,060,363
    Less accumulated depreciation
      and amortization			   (16,062,155)	     (14,264,753)
     					   ------------	     ------------

     					   $14,314,301	     $14,795,610
     					   ============	     ============

7.  Line of credit

    The Company has an unsecured $10,000,000 line of credit available which is subject to annual renewal and which bears interest at the prime rate. No borrowings on the line of credit were outstanding at July 31, 1995 and July 31, 1994 and none were required during fiscal years 1995 and 1994.

8.  Long-term debt

    During fiscal year 1994, the Company obtained industrial revenue bond capital lease financing in the amount of $750,000 to finance a portion of the cost of the newly constructed analytical services facility. The lease is collateralized by a portion of the land and the analytical services facility building in an amount equal to the bond. The bond is payable in equal monthly principal installments of $3,125 through 2014 and bears interest at the borrower's base rate which approximates prime (8.75% at July 31, 1995). In addition, the Company must meet certain financial ratio covenants relating to current assets to current liabilities and debt to tangible net worth. At July 31, 1995 the Company was in compliance with all financial ratio covenants.

    During fiscal year 1988, the Company obtained industrial revenue bond capital lease financing in the amount of $1,000,000 to finance a portion of the cost of the newly constructed corporate headquarters. The lease is collateralized by a portion of the land and the corporate headquarters building in an amount equal to the bond. The bond is payable in equal monthly principal installments of $4,167 through 2008 and bears interest at the borrower's base rate which approximates prime (8.75% at July 31, 1995). In February 1995, the Company made a $475,000 lump-sum payment on this bond.

    The current portion of long-term debt at July 31, 1995 in the amount of $87,500 is included in other accrued liabilities in the accompanying consolidated balance sheet.

9.  Income taxes

    The provision for income taxes differs from the federal statutory rate due to the following:

                                                         Fiscal year

                                                1995        1994        1993
    Statutory rate                              34.0%       34.0%       34.0%
    State income taxes, less federal
        effect                                   5.4         4.7         5.1
            Other                                         -   .2          .4
                                                -----       -----       -----
    Effective tax rate                          39.4%       38.9%       39.5%
                                                =====       =====       =====

    The deferred (benefit) for income taxes resulted from the following:

                                                                       1993

    Provisions for cost based contract
      adjustments                                                  $   46,000
    Excess depreciation                                               (90,000)
    Vacation and compensatory time                                    (26,000)
    State taxes							      (16,000)
    Other                                                               5,012
                                                                   -----------
                                                                   $  (80,988)
                                                                   ===========
      Deferred tax assets (liabilities) included in other current assets were comprised of the following:
                                                            July 31,

                                                     1995              1994

      Allowance for contract adjustments          $1,276,453	  $1,669,275
      Vacation and compensatory time                 720,495	     764,966
      Excess depreciation                            217,373	     140,703
      Other                                           37,574	      90,529
                                                  -----------	  -----------
        Gross deferred tax assets                  2,251,895	   2,665,473

      State income taxes                            (134,035)	    (155,489)
      Other                                          (87,844)	     (64,324)
                                                  -----------	  -----------
        Gross deferred tax liabilities              (221,879)	    (219,813)
                                                  -----------	  -----------
      Net deferred current asset                  $2,030,016	  $2,445,660
                                                  ===========     ===========

10.  Shareholders' equity

    a.  Stock dividend

        On July 1, 1994, the Board of Directors declared a 5% stock dividend on the Company's Class A and Class B common stock distributed on August 30, 1994 to shareholders of record on August 1, 1994. As of July 31, 1994, an amount equal to the fair value of the common stock distributed was transferred from retained earnings to the common stock and capital in excess of par value accounts. All data with respect to net income per common share, weighted average common shares outstanding, stock prices and stock options has been retroactively adjusted to reflect the stock dividend.

    b.  Class A and Class B common stock

        The relative rights, preferences and limitations of the Company's Class A and Class B common stock can be summarized as follows:
        Holders of Class A shares are entitled to elect 25% of the Board of Directors so long as the number of outstanding Class A shares is at least 10% of the combined total number of outstanding Class A and Class B common shares. Holders of Class A common shares have one-tenth the voting power of Class B common shares with respect to most other matters.

        In addition, Class A shares are eligible to receive dividends in excess of (and not less than) those paid to holders of Class B shares. Holders of Class B shares have the option to convert at any time, each share of Class B common stock into one share of Class A common stock. Upon sale or transfer, shares of Class B common stock will automatically convert into an equal number of shares of Class A common stock, except that sales or transfers of Class B common stock to an existing holder of Class B common stock or to an immediate family member will not cause such shares to automatically convert into Class A common stock.

    c.  Incentive stock option plan

        Under the Company's incentive stock option plan (the "plan"), key employees, including officers of the Company, may be granted options to purchase shares of Class A common stock at an option price of at least 100% of the shares' fair market value at the date of grant. Shares become exercisable after a minimum holding period of five years. The plan's data has been retroactively adjusted to reflect the stock dividend declared in fiscal year 1994.

     	During the three year period ended July 31, 1995, 19,500, 21,315 and 25,042 options were granted at prices of $9.00, $12.38 and $12.38, respectively. Exercised options during the same period amounted to 0, 3,985 and 1,732, respectively, in the price range between $5.65 and $13.10. Canceled options during the same period amounted to 13,525, 1,942 and 2,205, respectively, in the price range between $5.65 and $13.10. Options outstanding during the same period were 175,181, 169,206 and 153,818, respectively, in the price range between $5.65 and $16.08.

     	Of the options outstanding at July 31, 1995, 85,763 are currently exercisable at prices ranging between $5.65 and $13.10. Shares available for future grants under this plan amounted to 22,014 and 27,989 at July 31, 1995 and 1994, respectively. A total of 209,390 shares were authorized for granting under the plan.

11. Lease commitments

    The Company rents certain office facilities and equipment under noncancel-able operating leases. The Company also rents certain facilities for servicing project sites over the term of the related long-term government contracts. These contracts provide for reimbursement of any remaining rental commitments under such lease agreements in the event that the government terminates the contract.

    At July 31, 1995, future minimum rental commitments, net of estimated amounts allocable to government contracts with rental cost reimbursement clauses, were as follows:

        Fiscal year             Gross          Reimbursable          Net

           1996              $1,434,757          $451,120          $983,637
           1997                 801,649           146,291           655,358
           1998                 361,332            36,563           324,769
           1999                 241,302            36,563           204,739
           2000                  23,184             9,140            14,044

    Gross rental expense under the above lease commitments for 1995, 1994, and 1993 was $2,637,185, $2,882,597, and $2,776,612, respectively.

12. Pension plans

     a.  Defined benefit plan

         The Company's pension expense associated with this plan for fiscal years ended July 31, 1995, 1994, and 1993 was $470,996, $521,597, and
         $315,639, respectively. The increase in fiscal year 1994 expenses is attributable to an increase in both eligible participants and benefits earned during the period.

         Pension cost of this plan includes the following cost components:

                                                  1995        1994        1993

         Service cost -
     	   benefits earned during the period   $408,900     $385,000 	$270,000
         Interest costs on projected benefit
           obligation				342,100      325,300 	 241,000
         Actual return on plan assets	       (351,212)      22,113 	(261,063)
         Net amortization and deferral		 71,208     (210,816)	  65,702
     	   				       ---------    ---------	---------
         Net periodic pension cost	       $470,996     $521,597 	$315,639
     	   				       =========    =========	=========

     	 Data relating to the funding position of this plan were as follows:

     	                                                   July 31,

                                                     1995            1994

         Actuarial present value of:
         Vested benefit obligations               $2,680,500       $2,487,500
     	 Nonvested benefit obligations               337,400          184,000
     	 					  -----------      -----------
         Accumulated benefit obligations           3,017,900        2,671,500
     	 Benefits attributable to future
          salaries                                 1,453,600        1,779,400
     	 					  -----------	   -----------

         Projected benefit obligations             4,471,500        4,450,900
         Plan assets at fair value                 4,026,596        3,402,098
     	 					  -----------	   -----------
         Excess of projected benefit
           obligations over plan assets              444,904        1,048,802
     	 					  -----------	   -----------
         Remaining unrecognized net asset
           at transition                              11,431           14,521
         Unrecognized experience loss               (923,861)        (957,861)
         Unrecognized prior service costs            224,903          (38,291)
           					  -----------	   -----------
         Net accrued pension (asset) liability    $ (242,623)      $   67,171
     	 					  ===========	   ===========

     	 The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the above benefit obligations were 7.5% and 5%, respectively, for fiscal years 1995 and 1994. The expected long-term rate of return on plan assets was 9% for fiscal years 1995 and 1994. The plan assets are primarily invested in corporate bonds, money market funds and U.S. government securities.

     	 In September 1995, the Company made the decision to terminate the defined benefit plan. No material impact on the financial results for fiscal year 1996 is anticipated.

    b.  Defined contribution plan

         Contributions to the defined contribution plan are discretionary and determined annually by the Board of Directors. The total expens under the plan for fiscal years 1995, 1994, and 1993 was $1,786,857, $1,722,959, and $1,621,777, respectively.

13.  Contingencies

     Certain contracts with the EPA contain termination provisions under which the EPA may, without penalty, terminate the contracts upon written notice to the Company. In the event of termination, the Company would be paid only termination costs in accordance with the particular contract.

     The Company is involved in litigation arising in the normal course of business. In the opinion of management, any adverse outcome to this litigation would not have a material impact on the financial results of the Company.

     14. Selected quarterly financial data (Unaudited)
         ---------------------------------------------
                                                                 Quarter

                                          --------------------------------------------------

                                           First         Second          Third        Fourth
                                           -----         ------          -----        ------

                                             (In thousands, except per share information)
                1995
                ----
         Gross revenues                   $26,322        $21,811        $20,962       $22,417
         Net revenues                      21,937         18,773         18,469        18,536
         Income from operations             1,767            944            149            10
         Income before income taxes         1,870          1,128            329           225
         Net income                         1,130            699            192           133
         Net income per common share        $0.27          $0.17          $0.05         $0.03
         Cash dividends declared per
           common share                    $  --           $0.16         $  --          $0.16


                1994
                ----

         Gross revenues                   $26,461        $22,829        $23,944       $26,325
         Net revenues                      22,117         19,656         21,790        22,771
         Income from operations             2,207          1,621          1,654         1,703
         Income before income taxes         2,331          1,742          1,751         1,821
         Net income before cumulative
           effect of accounting change      1,422          1,063          1,076         1,108
         Cum. effect of accounting change    (118)          ---            ---           ---
         Net income                         1,305          1,063          1,076         1,108
         Net income before cumulative
           effect of accounting change
           per common share                 $0.34          $0.26          $0.26         $0.27
         Cum. effect of accounting change
           per common share                ($0.03)          ---            ---           ---
         Net income per common share        $0.31          $0.26          $0.26         $0.27
         Cash dividends declared per
           common share                    $  --           $0.14         $  --          $0.15

                        ECOLOGY AND ENVIRONMENT, INC.

                                SCHEDULE VIII
                        Allowance for Doubtful Accounts
                  Years Ended July 31, 1995, 1994, and 1993




                           Balance at     Charged to                  Balance
                           Beginning       Cost and                   at End
     Year Ended            of Period       Expense     Deduction*     of Year

    July 31, l995           $4,070,326    $  (32,511)  $  914,106   $3,123,709

    July 31, 1994           $4,318,418    $  804,908   $1,053,000   $4,070,326

    July 31, 1993           $4,452,527    $  221,050   $  355,159   $4,318,418





* Various outstanding issues with government and private sector clients were settled by the Company. These settlements had no impact on the operating results for any of the fiscal years presented.

Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

				        None.

                                 PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, ages and positions of the Directors and executive officers of the Company.

     Name     			Age	   Position

     Gerhard J. Neumaier	58	   President and Director

     Frank B. Silvestro     	58 	   Executive Vice President
      					   and Director

     Gerald A. Strobel     	55 	   Executive Vice President of
      					   Technical Services and Director

     Ronald L. Frank     	57 	   Executive Vice President of Finance,
     					   Secretary, Treasurer and Director

     Gerard A. Gallagher, Jr.	64 	   Senior Vice President of Special
      					   Projects and Director

     Roger J. Gray     		54 	   Senior Vice President

     Laurence M. Brickman     	51	   Senior Vice President

     Harvey J. Gross     	67 	   Director

     Ralph Bookbinder     	65 	   Director

     Ross M. Cellino     	63 	   Director

     Each Director is elected to hold office until the next annual meeting of shareholders and until his successor is elected and qualified. Executive officers are elected annually and serve at the discretion of the Board of Directors.

     Mr. Neumaier is a founder of the Company and has served as the President and a Director since its inception in 1970. Mr. Neumaier has a B.M.E. in engineering and a M.A. in physics.

     Mr. Silvestro is a founder of the Company and has served as a Vice President and a Director since its inception in 1970. In August 1986, he became Executive Vice President. Mr. Silvestro has a B.A. in physics and a M.A. in biophysics.

     Mr. Strobel is a founder of the Company and has served as a Vice President and a Director since its inception in 1970. In August 1986, he became Executive Vice President of Technical Services. Mr. Strobel is a registered Professional Engineer with a B.S. in civil engineering and a M.S. in sanitary engineering.

     Mr. Frank is a founder of the Company and has served as Secretary, Treasurer, Vice President of Finance and a Director since its inception in 1970. In August 1986, he became Executive Vice President of Finance. Mr. Frank has a B.S. in engineering and a M.S. in biophysics.

     Mr. Gallagher joined the Company in 1972. In March 1979, he became a Vice President of Special Projects and in February, 1986 he became a Director. Mr. Gallagher is in charge of quality assurance for hazardous substance projects. In August 1986, he became a Senior Vice
President of Special Projects.   Mr. Gallagher has a B.S. in physics.

     Mr. Gray joined the Company in 1970 as an engineer. In 1980, he became Vice President and in August 1986 he became a Senior Vice President. Mr. Gray holds a B.S. in engineering.

     Mr. Brickman joined the Company in 1971. He became Vice President in April 1988 and became a Senior Vice President in August, 1994. Mr. Brickman has a B.S., M.S. and Ph.D. in biology.

     Mr. Gross has been a Director of the Company since its inception in 1970. Mr. Gross is an independent insurance broker and a capital financing consultant.

     Mr. Bookbinder has been a Director of the Company since its inception in 1970. Mr. Bookbinder is an independent travel consultant.

     Mr. Cellino has been a Director of the Company since its inception in 1970. Since 1956, Mr. Cellino is an attorney and counselor-at-law retired from private practice.

Item 11.  EXECUTIVE COMPENSATION

          There is shown below information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended July 31, 1993, 1994 and 1995 of those persons who were at July 31, 1995 (i) the chief executive officer and (ii) the four other most highly compensated executive officers with annual salary and bonus for the fiscal year ended July 31, 1995 in excess of $100,000. In this report, the five persons named in the table below are referred to as the "Named Executives".

                                           SUMMARY COMPENSATION TABLE

ANNUAL COMPENSATION   LONG-TERM COMPENSATION
                                                                       STOCK INCENTIVE     LONG-TERM       ALL
NAME AND                    FISCAL                                         OPTIONS       COMPENSATION     OTHER
PRINCIPAL POSITION           YEAR     SALARY     BONUS (1)    OTHER       (SHARES)          PAYOUTS        (2)
Gerhard J. Neumaier	     1995    $220,118	 $28,200       -0-	    -0-		      -0-	  12,213
President and Director	     1994    $213,687	 $62,000       -0-	    -0-		      -0-	  12,435
			     1993    $206,342	 $62,000       -0-	    -0-		      -0-	  12,118

Frank B. Silvestro	     1995    $200,118	 $28,200       -0-	    -0-		      -0-	  11,149
Executive VP and Director    1994    $194,270	 $62,000       -0-	    -0-		      -0-	  12,375
			     1993    $187,592	 $62,000       -0-	    -0-		      -0-	  12,059

Ronald L. Frank		     1995    $200,118	 $28,200       -0-	    -0-		      -0-	  11,149
Executive Vice President     1994    $194,270	 $62,000       -0-	    -0-		      -0-	  12,375
of Finance, Secretary,	     1993    $187,592	 $62,000       -0-	    -0-		      -0-	  12,059
Treasurer and Director

Gerald A. Strobel	     1995    $200,118	 $28,200       -0-	    -0-		      -0-	  11,156
Exeutive Vice President	     1994    $194,270	 $62,000       -0-	    -0-		      -0-	  12,375
of Technical Services	     1993    $187,592	 $62,000       -0-	    -0-		      -0-	  12,059
and Director

Gerard A. Gallagher, Jr.     1995    $177,268	 $20,000       -0-	    -0-		      -0-	   9,843
Senior Vice President	     1994    $172,088	 $43,900       -0-	    -0-		      -0-	  11,339
of Special Projects and	     1993    $166,172	 $43,000       -0-	    -0-		      -0-	  11,109
Director

(1) Amounts earned for bonus compensation determined by the Board of Directors.
(2) Represents group term life insurance premiums, contributions made by the Company to its Defined Contribution
    Plan and Defined Contribution Plan SERP accruals on behalf of each of the Named Executives.

None of the Company's executive officers have employment agreements. Directors who are not employees of the Company are paid an annual fee of $20,826 ($20,025 prior to March 1995) payable quarterly.

Compensation Pursuant to Plans

         Pension Plan.  The Company maintains a Defined Benefit Pension
Plan (the "Pension Plan") which is qualified under the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). The Pension Plan is administered by trustees who are appointed by the Board of Directors. All employees who have attained age 21 and who have completed one year of employment with at least 1,000 hours of service are eligible to participate in the Pension Plan (the "Participant").

         Upon attaining age 65, the Participant receives a monthly benefit equal to 15% of the Participant's average monthly compensation plus 15% of the Participant's average monthly compensation in excess of the applicable social security covered compensation reduced linearly for each year of service less than 25 years, as follows:

                                             ANNUAL PENSION*
    Average Annual Base                 15 yrs.    20 yrs.    25 yrs.
  Pay Used for Computing                  of         of         of
         Pension                        Service    Service    Service

       $  50,000                       	$ 6,812	   $ 9,083    $11,353
         100,000                         15,812	    21,083     26,353
         150,000			 24,812	    33,083     41,353
         200,000                         24,812	    33,083     41,353
         250,000			 24,812	    33,083     41,353
         300,000			 24,812	    33,083     41,353

     	 The benefits set forth in the preceding table assume that the employee elects a straight life annuity although the Pension Plan provides that unless a married employee elects otherwise he will receive a joint and survivor annuity under which he will be paid a lower annual pension during his lifetime and his spouse will thereafter be entitled to receive 50% of such lower pension for her lifetime. Federal law limits the annual benefits payable from qualified pension plans in the form of a life annuity, after reduction for Social Security benefits, to the greater of (i) $90,000 plus adjustments for increases in the cost of living after 1987 or (ii) an employee's accrued benefit at December 31, 1982 not to exceed $136,425. In addition, those employees who were participants in the Pension Plan as of July 31, 1989 will receive an accrued benefit based upon 33% of the participant's average monthly compensation in excess of the then social security wage base
with the same 25 years of service linear reduction.   Effective August 1, 1989
those participants' benefits then accrued under the above described formula.

     	 The following table shows the annual pension benefits payable on a straight life annuity basis at normal retirement date (age 65) to each of the individuals listed in the Summary Compensation Table on page 37, based on the Plan's freezing of accruals as of September 30, 1995, not including any Social Security benefits. The table below computes the annual retirement benefits under the Retirement Plan without regard to the Internal Revenue Code's limit on annual pension benefits. For calendar year 1994, the limitation was $118,800. The limitation for calendar year 1995 is $120,000.

                       Annual Pension   Years of Service         Normal
                        Benefits (1)   as of July 31, 1995   Retirement Date
Gerhard J. Neumaier	  $41,985 	      24	     July 27, 2002
Frank B. Silvestro	  $38,515  	      24  	     February 15, 2002
Ronald L. Frank		  $37,300	      24 	     August 19, 2003
Gerald A. Strobel	  $35,236	      24 	     September 18, 2005
Gerard A. Gallagher, Jr.  $34,942	      23 	     May 30, 1996

     The amounts of annual pension benefits are based on the full amount of plan compensation without regard to Internal Revenue Code section 401(a)(17), plan compensation limit ($150,000 for the 1994 plan year). Annual pension benefits based on plan compensation limits of $150,000 would be $39,290 for Mr. Neumaier, $36,871 for Mr. Silvestro, $35,663 for Mr. Frank, $33,605 for Mr. Strobel and $34,136 for Mr. Gallagher. The limitation for 1995 is $150,000.

     Participants who have ten years of participation in the Pension Plan may elect early retirement with reduced benefits after reaching age 55. The benefit is paid in the form of an annuity, unless the Participant elects one of the optional forms of payment available under the Pension Plan.

     Subsequent to July 31, 1995 the Board of Directors voted to terminate the Pension Plan as of November 30, 1995. It is anticipated that its termination will be complete in fiscal year 1996.

     Defined Contribution Plan. The Company also maintains a Defined Contribution Plan ("the DC Plan") which is qualified under the Internal Revenue Code pursuant to which the Company contributes an amount not in excess of 15% of the aggregate compensation of all employees who participate in the DC Plan. All employees, including the executive officers identified under "Executive Compensation", are eligible to participate in the plan, provided that they have attained age 21 and completed one year of employment with at least 1,000 hours of service. The amounts contributed to the plan by the Company are allocated to participants based on a ratio of each participant's points to total points of all participants determined as follows: one point per $1,000 of compensation plus two points per year of service completed prior to August 1, 1979, and one point for each year of service completed after August 1, 1979.

     Supplemental Retirement Plan. In April 1994, the Board of Directors of the Company, in response to changes in the tax code, voted to establish a Supplemental Executive Retirement Plans ("SERP") for purposes of providing retirement benefits to employees including officers of the Company whose retirement benefits under the Pension Plan and the DC Plan are reduced as a result of the $150,000 compensation limitation imposed by the tax code change. This plan is a non-qualified plan which provides benefits that would have been lost from both the Pension Plan and the DC Plan due to the imposition of the compensation restriction.

     	 Subsequent to July 31, 1995, the Board of Directors voted to terminate the Pension Plan SERP in conjunction with the termination of the Defined Benefit Pension Plan.

Incentive Stock Option Plan

         In February 1986, the Company adopted an Incentive Stock Option Plan (the "Option Plan") under which key employees, including officers, of the Company may be granted options to purchase up to an aggregate of 100,000 shares of Class A Common Stock. During the fiscal year ending July 31, 1990, the shareholders of the Company authorized an additional 100,000 shares, bringing the aggregate to 200,000 shares of Class A Common Stock currently authorized to be issued under the Plan. The anti-dilution provisions of the plan resulted in an increase of 9,390 shares upon distribution of the stock dividend distributed by the company on August 30, 1994 to shareholders of record on August 1, 1994. See Note 10 of "Notes to Consolidated Financial Statements". The Board of Directors administers the Option Plan and has authority to determine the persons to whom options are to be granted, the number of shares to be covered by each option, the time at which each option shall be granted, the exercise price and the time during which options may be exercised. The Option Plan is designed to qualify as an "incentive stock option plan" under Section 422A of the Internal Revenue Code.

         The option exercise price must be at least 100% of the fair market value per share of the Company's Class A Common Stock, as determined by the Board of Directors on the date of grant. The exercise price may be paid in cash or with previously owned shares of Class A Common Stock or both. The options are exercisable commencing after a minimum holding period of not more than ten years after the date of grant, as determined by the Board of Directors. The exercise price of options granted to employees possessing more than 10% of the combined voting power of all classes of capital stock on the effective date of the grant must be not less than 110% of fair market value on the date of grant, and the options may not be exercised more than five years after the date of grant. The Named Executive officers found in the Summary Compensation Table have not been granted any options pursuant to the Option Plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

          The following table sets forth, as of September 30, 1994, the number of outstanding shares of Class A Common Stock and Class B Common Stock of the Company beneficially owned by each person known by the Company to be the beneficial owner of more than 5 percent of the then outstanding shares of Common Stock:

                          Class A Common Stock     Class B Common Stock
                          Nature and   Percent     Nature and
                           Amount of     of         Amount of
                          Beneficial  Class As     Beneficial   Percent
                           Ownership  Adjusted      Ownership      of
Name and Address(1)           (2)       (3)           (2)         Class

Gerhard J. Neumaier*        346,944     13.3%       345,894       18.6%

Frank B. Silvestro*         288,937     11.3%       288,937       15.5%

Ronald L. Frank*            274,776     10.8%       268,194       14.4%

Gerald A. Strobel*          271,796     10.7%       271,796       14.6%

Lazard Freres & Co.         224,700     10.0%          0            0


*  See Footnotes in next table

(1) The address for Gerhard J. Neumaier, Frank B. Silvestro, Ronald L. Frank and Gerald A. Strobel is c/o Ecology and Environment, Inc., 368
     Pleasant View Drive, Lancaster, New York 14086, unless otherwise indicated. The address for Lazard Freres & Co. is 1 Rockefeller Plaza, New York, New York 10020.

(2) Each named individual or corporation are deemed to be the beneficial owners of securities that may be acquired within 60 days through the exercise of exchange or conversion rights. The shares of Class A Common Stock issuable upon conversion by any such shareholder are not included in calculating the number of shares or percentage of Class A Common Stock beneficially owned by any other shareholder.

(3) There are 2,258,376 shares of Class A Common Stock issued and outstanding and 1,858,316 shares of Class B Common Stock issued and outstanding as of September 30, 1995. The figures in the "as adjusted" columns are based upon these totals and except as set forth in the preceding sentence, upon the assumptions described in footnote 2 above.

SECURITY OWNERSHIP OF MANAGEMENT

	    The following table sets forth certain information regarding the beneficial ownership of the Company's Class A Common Stock and Class B Common Stock as of September 30, 1995, by (i) each Director of the Company and (ii) all Directors and officers of the Company as a group.

                          Class A Common Stock      Class B Common Stock
                          Nature and   Percent       Nature and
                           Amount of     of           Amount of
                          Beneficial  Class As       Beneficial  Percent
                          Ownership   Adjusted       Ownership     of
      Name (1)              (2)(3)       (4)           (2)(3)     Class

Gerhard J. Neumaier
(5)(13)                    346,944     13.3%          345,894     18.6%

Frank B. Silvestro         288,937     11.3%          288,937     15.5%
(13)

Ronald L. Frank            274,776     10.8%          268,194     14.4%
(6)(13)

Gerald A. Strobel          271,796     10.7%          271,796     14.6%
(7)(13)

Harvey J. Gross (8)         99,287      4.2%           99,287      5.3%

Gerald A. Gallagher, Jr.    76,987      3.3%           76,646      4.1%

Ralph Bookbinder (9)        18,200       *             17,850      1.0%

Ross M. Cellino (10)        13,206       *              1,050       *

Directors and officers
as a Group (11)(12)      1,406,503      38.6%       1,383,243     79.4%
(10 individuals)

*  Less than 0.1%
__________

(1) The address of each of the above shareholders is c/o Ecology and Environment, Inc., 368 Pleasantview Drive, Lancaster, New York 14086.

(2) Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended, beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the vote) or sole or shared investment power (including the power to dispose or direct the disposition) with respect to a security whether through any contract, arrangement, understanding, relationship or otherwise. Unless otherwise indicated, the shareholders identified in this table have sole voting and investment power of the shares beneficially owned by them.

(3) Each named person and all Directors and officers as a group are deemed to be the beneficial owners of securities that may be acquired within 60 days through the exercise of exchange or conversion rights. The shares of Class A Common Stock issuable upon conversion by any such shareholder are not included in calculating the number of shares or percentage of Class A Common Stock beneficially owned by any other shareholder. Moreover, the table gives effect to only 2,781 shares of Class A Common Stock of the total 85,238 shares of Class A Common Stock that may be issued pursuant to the Company's Incentive Stock Option Plan, which may be purchased within the next 60 days pursuant to vested options granted to one officer.

(4) There are 2,258,376 shares of Class A Common Stock issued and outstanding and 1,858,316 shares of Class B Common Stock issued and outstanding as of September 30, 1995. The figure in the "as adjusted" columns are based upon these totals and except as set forth in the preceding sentence, upon the assumptions described in footnotes 2 and 3 above.

(5) Includes 525 shares of Class A Common Stock owned by Mr. Neumaier's spouse, as to which he disclaims beneficial ownership. Includes 525 shares of Class A Common Stock owned by Mr. Neumaier's Individual Retirement Account. Does not include any shares of Class A Common Stock or Class B Common Stock held by Mr. Neumaier's adult children.

(6) Includes 5,450 shares of Class B Common Stock owned by one of Mr. Frank's children and 6,067 shares of Class A Common Stock owned by one of Mr. Frank's children as to which he disclaims beneficial ownership. Does not include any shares of Class A Common Stock or Class B Common Stock held by Mr. Frank's other adult children. Includes 46,225 shares of Class B Common Stock owned by Mr. Frank's former spouse as to which he disclaims beneficial ownership except for the right to vote the shares which he retains pursuant to an agreement with his former spouse. Includes 515 shares of Class A Common Stock owned by Mr. Frank's individual retirement account.

(7) Includes 44,226 shares of Class B Common Stock owned in equal amounts by Mr. Strobel's three children (Mr. Strobel holds 21,171 shares as custodian for these children), as to which he disclaims beneficial ownership.

(8) Includes an aggregate of 21,047 shares of Class B Common Stock owned by two trusts created by Mr. Gross of which he and his spouse are the sole beneficiaries during their lifetimes.

(9) Includes 1,050 shares of Class B Common Stock owned by Mr. Bookbinder's spouse as to which he disclaims beneficial ownership.

(10) Includes 10,396 shares of Class A Common Stock owned by Mr. Cellino's spouse, as to which shares he disclaims beneficial ownership; also includes 1,655 shares of Class A Common Stock owned by Mr. Cellino's Individual Retirement Account.

(11) Does not include 49,932 shares 19,475 shares of Class A Common Stock and 30,457 shares of Class B Common Stock) owned by the Company's Defined Contribution Plan; nor 10,175 shares of Class A Common Stock owned by the Company's Defined Benefit Plan of which Messrs. Gerhard J. Neumaier, Frank, Silvestro and Strobel constitute four of the five trustees of each Plan.

(12) Includes 708 shares of Class A Common Stock which may be issued upon exercise of a stock option granted to one officer in July 1986 pursuant to the Company's Incentive Stock Option Plan; includes 1,181 shares of Class A Common Stock which may be issued upon exercise of a stock option granted to one officer in July 1988, pursuant to the Company's Incentive Stock Option Plan; includes 892 shares of Class A Common Stock which may be issued upon exercise of a stock option granted to one officer in July 1990, pursuant to the Company's Incentive Stock Option Plan; does not include 892 shares of Class A Common Stock which may be issued upon exercise of a stock option granted to one officer in September, 1991 pursuant to the Company's Incentive Stock Option Plan; does not include 787 shares of Class A Common Stock which may be issued upon the exercise of a stock option granted to one officer in November, 1992 pursuant to the Company's Incentive Stock Option Plan; does not include 630 shares of Class A Common Stock which may be issued upon the exercise of a stock option granted to one officer in April, 1994 pursuant to the Company's Incentive Stock Option Plan; does not include 600 shares of Class A Common Stock which may be issued upon the exercise of a stock option granted to one officer in December, 1994 pursuant to the Company's Incentive Stock Option Plan.

(13) Subject to the terms of the Restrictive Agreement. See "Security Ownership of Certain Beneficial Owners-Restrictive Agreement".

Restrictive Agreement

     Messrs. Gerhard J. Neumaier, Silvestro, Frank, and Strobel entered into a Stockholders' Agreement in 1970 which governs the sale of an aggregate of 1,279,118 shares Class B Common Stock owned by them, the former spouse of one of the individuals and the children of the individuals. The agreement provides that prior to accepting a bona fide offer to purchase all or any part of their shares, each party must first allow the other members to the agreement the opportunity to acquire on a pro rata basis, with right of over-allotment, all of such shares covered by the offer on the same terms and conditions proposed by the offer.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          None.

                                   PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENTS

(a)  1.  Financial Statements		      		             Page

     Report of Independent Accountants				      17

     Consolidated Balance Sheet -
     July 31, 1995 and 1994					      18

     Consolidated Statement of Income
     for the fiscal years ended July 31, 1995,
     1994 and 1993						      19

     Consolidated Statement of Changes in
     Shareholders' Equity for the fiscal years
     ended July 31, 1995, 1994 and 1993				      20

     Consolidated Statement of Cash Flows for
     the fiscal years ended July 31, 1995,
     1994 and 1993						      21

     Notes to Consolidated Financial Statements			      22

     2.  Financial Statement Schedule

     Schedule VIII - Allowance for
     Doubtful Accounts						      34


     All other schedules are omitted because they are not applicable, or not required, or because the required information in included in the consolidated financial statements or notes thereto.

     3.  Exhibits

Exhibit No.    Description

   3.1	       Certificate of Incorporation (1)

   3.2	       Certificate of Amendment of Certificate of Incorporation filed on March 23, 1970 (1)

   3.3	       Certificate of Amendment of Certificate of Incorporation filed on January 19, 1982 (1)

   3.4	       Certificate of Amendment of Certificate of Incorporation filed on January 29, 1987 (1)

   3.5	       Certificate of Amendment of Certificate of Incorporation filed on February 10, 1987 (1)

   3.6	       Restated By-Laws adopted on July 30, 1986 by Board of Directors
               (1)

   3.7	       Certificate of Change Under Section 805-A of the Business
               Corporation Law filed August 18, 1988 (2)

   3.8	       Certificate of Amendment of Certificate of Incorporation filed
               January 15, 1988 (2)

   4.1	       Specimen Class A Common Stock Certificate (1)

   4.2	       Specimen Class B Common Stock Certificate (1)

  10.1	       Stockholders' Agreement among Gerhard J. Neumaier, Ronald L.
               Frank, Frank B. Silvestro and Gerald A. Strobel dated May 12, 1970 (1)

  10.3	       Ecology and Environment, Inc. Defined Benefit Pension Plan
               Agreement dated July 25, 1980, as amended on April 28, 1981 and restated effective August 1, 1984 (1)

  10.4	       Ecology and Environment, Inc. Defined Contribution Plan
               Agreement dated July 25, 1980 as amended on April 28, 1981 and July 21, 1983 and restated effective August 1, 1984 (1)

  10.5	       Ecology and Environment, Inc. 1986 Incentive Stock Option Plan
               approved by Shareholders February 13, 1983 and amended and restated by Board of Directors December 29, 1986 (1)

  10.6	       Form of Ecology and Environments, Inc. Incentive Stock Option
               Plan option agreement (1)

  10.6.1 Amendment No. 2 to Ecology and Environment, Inc. 1986 Incentive Stock Option Plan (3)

  10.9	       Contract No. 68-WO-0037 issued by the Environmental Protection
               Agency to Ecology and Environment, Inc. to Assistance Teams for Emergency, Response, Removal and Protection (Zone II), effective October 1, 1990 (3). (Note: Confidential treatment was requested pursuant to separate application to the SEC)

  21.5	       Schedule of Subsidiaries as of July 31, 1994 (4)

  23.0	       Consent of Independent Accountants (5)

                                 FOOTNOTES

     (1) Filed as exhibits to the Company's Registration Statement on Form S-1, as amended by Amendment Nos. 1 and 2, (Registration No. 33-11543), and incorporated herein by reference.
     (2) Filed as exhibits to the Company's Form 10-K for Fiscal Year Ending July 31, 1988, and incorporated herein by reference.

     (3) Filed as exhibit to the Company's Form 10-K for Fiscal Year ending July 31, 1990, and incorporated herein by reference.

     (4) Filed as an exhibit to the Company's Form 10-K for Fiscal Year ending July 31, 1994, and incorporated herein by reference.

     (5)  Filed herewith.


(b)  Reports on Form 8-K

     Registrant has not filed any reports on Form 8-K during the fourth quarter ended July 31, 1995.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, ECOLOGY AND ENVIRONMENT, INC. has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized:

Dated:  October __, 1995       ECOLOGY AND ENVIRONMENT, INC.


     	       	    	   By:       Gerhard J. Neumaier
     	       	    	       Gerhard J. Neumaier, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

           Signature                   Title                    Date


 /S/  Gerhard J. Neumaier            President            October 27, 1995
      Gerhard J. Neumaier            (Chief Executive
                                     Officer)

 /S/  Frank B. Silvestro             Executive            October 27, 1995
      Frank B. Silvestro             Vice-President

 /S/  Gerald A. Strobel              Executive            October 27, 1995
      Gerald A. Strobel              Vice-President

 /S/  Ronald L. Frank                Secretary,           October 27, 1995
      Ronald L. Frank                Treasurer, Executive
                                     Vice-President of
                                     Finance
                                     (Principal Financial
                                     and Accounting Officer)

 /S/  Gerard A. Gallagher, Jr.       Senior Vice          October 27, 1995
      Gerard A. Gallagher, Jr.       President of
                                     Special Projects
                                     and Director

 /S/  Ralph Bookbinder               Director             October 27, 1995
      Ralph Bookbinder

 /S/  Harvey J. Gross                Director             October 27, 1995
      Harvey J. Gross

 /S/  Ross M. Cellino                Director             October 27, 1995
      Ross M. Cellino

Exhibit Index



Exhibit 23     	    	   Consent of Independent Accountants

                      Consent of Independent Accountants



We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33-41998) of Ecology and Environment, Inc. of our report dated October 2, 1995 appearing under Item 14 (a) 1. of this Form 10-K. We also consent to the reference to us under the heading "Experts" in such Registration Statement.



PRICE WATERHOUSE LLP

Buffalo, New York
October 25, 1995