Form 10-Q
period 1995-10-28
ECOLOGY & ENVIRONMENT INC
filed 1995-12-11
CIK 809933

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-Q
                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act in 1934


For Quarter Ended October 28, 1995                 Commission File #1-9065


                        ECOLOGY AND ENVIRONMENT, INC.
            (Exact name of registrant as specified in its charter)


          New York                                   16-0971022
(State or other jurisdiction            (I.R.S. Employer Identification No.)
       organization)






                           368 Pleasant View Drive
                          Lancaster, New York 14086
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


Yes  ____X_____    No  __________


At December 1, 1995, 2,218,576 shares of Registrant's Class A Common Stock (par value $.01) and 1,858,316 shares of Class B Common Stock (par value $.01) were outstanding.

                          ECOLOGY AND ENVIRONMENT, INC.
                           CONSOLIDATED BALANCE SHEET
                                                         October 28,
                                                            1995         July 31,
                                                         (Unaudited)       1995
   	                                                -------------  ------------
   Assets
  --------
Current assets:
  Cash and cash equivalents                              $ 9,556,306   $ 9,658,139
  Investment securities available for sale                 5,820,838     6,271,982
  Contract receivables, net                               23,749,677    24,855,471
  Other current assets                                     3,337,737     3,663,079
                                                         ------------  ------------
             Total current assets                         42,464,558    44,448,671

Property, building and equipment, net                     13,947,323    14,314,301
Other assets                                                 700,088       712,560
                                                         ------------  ------------
             Total assets                                $57,111,969   $59,475,532
                                                         ============  ============

Liabilities and Shareholders' Equity
------------------------------------
Current liabilities:
  Accounts payable                                       $ 2,453,669   $ 4,490,083
  Accrued payroll costs                                    3,683,472     4,428,19
  Other accrued liabilities                                2,915,773     2,868,431
                                                         ------------  ------------
             Total current liabilities                     9,052,914    11,786,713

Long-term debt                                               760,416       782,291

Shareholders' equity
  Preferred stock, par value $.01 per share;
     authorized - 2,000,000 shares; no shares
     issued                                                     ---           ---
  Class A common stock, par value $.01 per
     share; authorized - 6,000,000 shares;
     issued - 2,280,176 shares                                22,801        22,801
  Class B common stock, par value $.01 per
     share; authorized - 10,000,000 shares;
     issued - 1,884,575 shares                                18,846        18,846
  Capital in excess of par value                          17,562,587    17,562,587
  Retained earnings                                       30,042,345    29,491,719
  Treasury stock - Class A common, 39,600 and
     16,300 shares; Class B common, 26,259 shares,
     at cost                                                (347,940)     (189,425)
                                                         ------------  ------------
             Total shareholders' equity                   47,298,639    46,906,528
                                                         ------------  ------------
             Total liabilities and shareholders' equity  $57,111,969   $59,475,532
                                                         ============  ============

The accompanying notes are an integral part of these financial statements.

                      ECOLOGY & ENVIRONMENT, INC.
                    CONSOLIDATED STATEMENT OF INCOME
                             (Unaudited)

                                               Three months ended
                                               ------------------
                                            October 28,  October 29,
                                               1995         1994
                                            ------------ ------------
Gross revenues                              $19,758,958  $26,321,969
Less: direct subcontract costs                2,548,938    4,384,618
                                            ------------ ------------
Net revenues                                 17,210,020   21,937,351
                                            ------------ ------------
Operating costs and expenses:
 Cost of professional services
   and other direct operating
   expenses                                   9,609,017   12,035,045
 Administrative and indirect
   operating expenses                         4,177,973    5,287,623
 Marketing and related costs                  2,184,987    2,326,684
Depreciation                                    420,504      494,455
                                            ------------ ------------
                                             16,392,481   20,143,807
                                            ------------ ------------
Income from operations                          817,539    1,793,544
Interest expense                                 18,922       27,331
Interest income                                 178,245      104,167
                                            ------------ ------------
Income before income taxes                      976,862    1,870,380
                                            ------------ ------------
Income tax provision (benefit):
   Federal                                      292,257      652,285
   State                                        100,357      156,225
   Deferred                                      39,842      (67,384)
                                            ------------ ------------
                                                432,456      741,126
                                            ------------ ------------
Net income                                     $544,406   $1,129,254
                                            ============ ============

Net income per common share                       $0.13        $0.27
                                                  =====        =====

Weighted average common shares outstanding    4,116,692    4,138,492
                                            ============ ============

The accompanying notes are an integral part of these financial statements.

                              ECOLOGY AND ENVIRONMENT, INC.
                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (Unaudited)
                                                            Three months ended
                                                            ------------------
                                                          October 28,   October 29,
                                                             1995          1994
                                                         ------------  ------------
Cash flows from operating activities:
   Net income                                             $   544,406  $ 1,129,254
   Adjustments to reconcile net income to net cash
      provided by operating activities:
   Depreciation                                              420,504       494,455
   Gain on sale of assets                                     ---          (42,435)
   Provision for contract adjustments                        118,451        82,680
   Decrease in:
     - contracts receivable                                  987,343     7,969,681
     - other current assets                                  322,072       217,875
   Increase (decrease) in:
     - accounts payable                                   (2,036,414)   (1,009,430)
     - accrued payroll costs                                (744,727)     (375,396)
     - other accrued liabilities                              47,342        87,845
     - income taxes payable                                   ---          398,840
   Other, net                                                 12,472         8,451
                                                          -----------  ------------
   Net cash provided by (used in) operating activities      (328,551)    8,961,820
                                                          -----------  ------------
Cash flows provided by (used in) investing activities:
   Purchase of property, building and equipment, net         (53,526)     (756,677)
   Proceeds from sale of assets                               ---           50,000
   Purchase of investment securities                         (39,515)      (35,122)
   Proceeds from sale of investment securities               500,149         ---
                                                          -----------  ------------
   Net cash provided by (used in) investing activities       407,108      (741,799)
                                                          -----------  ------------
Cash flows used in financing activities:

   Repayment of long-term debt                               (21,875)      (21,875)
   Repurchase of common stock                               (158,515)       ---
                                                          -----------  ------------
   Net cash used in financing activities                    (180,390)      (21,875)
                                                          -----------  ------------
Net increase (decrease) in cash and cash equivalents        (101,833)    8,198,146
Cash and cash equivalents at beginning of year             9,658,139     4,390,422
                                                          -----------  ------------
Cash and cash equivalents at end of period                $9,556,306   $12,588,568
                                                          ===========  ============

The accompanying notes are an integral part of these financial statements.

                        ECOLOGY AND ENVIRONMENT, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of significant accounting principles

     a.  Consolidation

     The consolidated financial statements include the accounts of Ecology and Environment, Inc. (the Company) and its wholly-owned subsidiaries. Also reflected in the financial statements is the Company's 66-2/3% ownership in the assets of a nonoperating subsidiary, Ecology and Environment of Saudi Arabia Ltd. (EESAL), and a 50% ownership in the operating joint venture, Beijing Yi Yi Ecology and Engineering Co. Ltd. which are being accounted for under the equity method. All significant intercompany transactions and balances have been eliminated. The consolidated balance sheet at October 28, 1995 and the accompanying consolidated statements of income and of cash flows are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. The accompanying financial statements should be reviewed in conjunction with the Company's fiscal year ended July 31, 1995 audited financial statements.

     b.  Revenue Recognition

     Substantial amounts of the Company's revenues are derived from cost-plus-fee contracts and are recognized on the basis of costs incurred during the period, plus the fee earned. The fees under certain government contracts are determined in accordance with performance incentive provisions. Such awards are recognized at the time the amounts can be reasonably determined. Provisions for estimated contract adjustments relating to cost based contracts have been deducted from gross revenues in the accompanying consolidated statement of income. Such adjustments typically arise as a result of interpretations of cost allowability under cost based contracts. Revenues related to long-term government contracts are subject to audit by an agency of the United States government. Government audits have been completed through fiscal year 1986 and are currently in process for fiscal years 1987 through 1992. The majority of the balance in the allowance for contract adjustments accounts represents a reserve against possible adjustments for fiscal years 1987 through 1996.

     c.  Income Taxes

     The Company uses the liability method for its accounting for income taxes. Under the liability method, a deferred tax liability or asset is recognized for the tax consequences of all events that have been recognized in the financial statements. The deferred tax consequences of such events are equal to the expected amount of taxes payable or refundable in future years, based upon tax laws currently in effect.

     d.  Net income per common share

     The computations of net income per common share are based upon the weighted average of Class A and B common shares outstanding during each period.

2.   Contract Receivables

     Contract receivables are comprised of:

     					   October 28,	    July 31,
        				      1995    	      1995
     					  ------------	  ------------
     United States government
        Billed                            $ 8,128,898     $ 7,253,451
        Unbilled                            8,890,673       9,366,677
                                          ------------	  ------------
                                           17,019,571      16,620,128
                                          ------------	  ------------
     Industrial customers and state
     and municipal governments
        Billed                              3,909,143 	    3,904,639
        Unbilled                            3,327,082 	    4,876,597
                                          ------------    ------------
                                            7,236,225 	    8,781,236
                                          ------------    ------------
     Less allowance for contract
     adjustments                             (506,119)       (545,893)
                                          ------------    ------------

                                          $23,749,677     $24,855,471
                                          ============    ============

     United States government receivables arise from long-term U.S. government prime contracts and subcontracts. Unbilled receivables result from revenues which have been earned, but are not billed as of period-end. The above unbilled balances are comprised of incurred costs plus fees not yet processed and billed; and differences between year-to-date provisional billings and year-to-date actual costs and fees incurred of approximately $2,769,000 at October 28, 1995, and $3,076,000 at July 31, 1995.
     Management anticipates that the October 28, 1995 unbilled receivables will be substantially billed and collected in fiscal year 1996. Within the above billed balances are contractual retainages in the amount of approximately $1,324,000 at October 28, 1995 and $1,308,000 at July 31, 1995. Included in other accrued liabilities is an additional allowance for contract adjustments relating to potential cost disallowances on amounts billed and collected of approximately $2,618,000 at October 28, 1995 and $2,578,000 at July 31, 1995.

3.   Income Taxes

     The provision for income taxes differs from the federal statutory rate due to the following:

     					         Three months ended
     					  ------------------------------
                                            October 28,     October 29,
     					       1995   	       1994
     					  -------------    -------------

     Statutory rate			      34.0%   	        34.0%

     State income taxes, less
     federal effect			       4.2    	         4.8

     Other				       6.1    	          .8
     					  -------------	   ------------

     					      44.3%   	        39.6%
     					  =============    ============

PART I - ITEM 2

     Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

     As of October 28, 1995, the Company's working capital balance increased $.7 million to $33.4 million as compared to $32.7 million at July 31, 1995. Accounts payable decreased $2.0 million with a majority of the decrease resulting from a decline in subcontractor costs. Net contract receivables decreased $1.1 million as the Company continued to improve its collection of outstanding receivables. The Company's investment securities available for sale decreased $.5 million while other current assets decreased $.3 million. Accrued payroll costs declined by $.7 million.

     The Company maintains an unsecured line of credit of $10.0 million with a bank at the prevailing prime rate. There are no borrowings outstanding under this line of credit at October 28, 1995 and none were required during the first quarter of fiscal year 1996. The Company has financed its activities through cash flows from operations. Internally generated funds have been adequate to support demands for working capital, the purchase of new fixed assets and the payment of dividends. There are no significant working capital requirements pending at October 28, 1995. The Company's existing cash along with that generated by future operations and the existing credit line is expected to be sufficient to meet the Company's needs for the foreseeable future.

     In June 1995 the Company's Board of Directors approved the repurchase of up to 200,000 shares of Class A common stock on the open market. As of October 28, 1995 the Company had purchased 39,600 shares of common stock.

Results of Operations

     Net revenues for the first quarter of fiscal year 1996 were $17.2 million, down from the $21.9 million recorded for the first quarter of fiscal year 1995. The decrease in net revenues was due to lower private sector sales and declines in work orders with the United States Department of Defense (DOD), Department of Energy (DOE) and various state agencies. Net revenues from the DOD and other federal governmental agencies have been negatively affected by the ongoing budget negotiations and the uncertainty caused by these delays. Also, private sector sales were adversely impacted by the current political climate as potential commercial clients waited to see if Congress would ease existing environmental regulations.

     During the first quarter of fiscal year 1996, the Company continued its focus on expanding its business in the international markets. In October 1995 the Company was awarded a $6.2 million contract to provide engineering design and construction management services relating to wastewater treatment programs to Hubei Province in the People's Republic of China. There is a lack of basic wastewater treatment infrastructure on the Asian continent and management has targeted this enormous environmental problem as a burgeoning market for future business opportunities.

     Net income for the quarter was $544,000, or $.13 per share, down from the $1.1 million, or $.27 per share, recorded for the same period of the prior year. The decrease in earnings can be attributed primarily to the lower net revenues. However, a positive factor in the earnings picture stems from the streamlining measures that the Company initiated in fiscal year 1995 and the first quarter of fiscal year 1996 to reduce overhead costs. As a result of these measures, indirect operating costs in the first quarter of this fiscal year were down $1.25 million as compared to the same period of the previous year. The full benefit of these cost reduction measures will be recognized in subsequent periods.

     In the first quarter of fiscal year 1996, the Company's cost reduction efforts were partially offset by increased proposal costs associated with the Company's efforts to obtain various U.S. Environmental Protection Agency (EPA) contracts. As stated in previous quarters, the Company continues to await decisions by the EPA on the award of these multi-year contracts. The contracts, worth in excess of one hundred million dollars, are expected to be awarded in the near future.

PART II - OTHER INFORMATION



                               SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


					 ECOLOGY AND ENVIRONMENT, INC.





Date:  December 11, 1995		 By:   /S/ Ronald L. Frank
					         Ronald L. Frank
					      Executive Vice President
					      Chief Financial Officer
					      (Principal Financial
					      Accounting Officer)