Form 10-Q
period 1996-01-27
ECOLOGY & ENVIRONMENT INC
filed 1996-03-08
CIK 809933

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-Q
                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act in 1934


For Quarter Ended January 27, 1996                 Commission File #1-9065


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


Yes  ____X_____    No  __________


At March 1, 1995, 2,177,784 shares of Registrant's Class A Common Stock
(par value $.01) and 1,840,308 shares of Class B Common Stock (par value $.01) were outstanding.

                           ECOLOGY AND ENVIRONMENT, INC.
                            CONSOLIDATED BALANCE SHEET
                                                        January 27,
                                                           1996        July 31,
                                                        (Unaudited)      1995
				                       ------------- -------------
   Assets
   --------
Current assets:
  Cash and cash equivalents                              $7,084,632    $9,658,139
  Investment securities available for sale                6,868,914     6,271,982
  Contract receivables, net                              23,140,399    24,855,471
  Other current assets                                    3,145,600     3,663,079
                                                       ------------- -------------
             Total current assets                        40,239,545    44,448,671

Property, building and equipment, net                    13,845,267    14,314,301
Other assets                                                738,636       712,560
                                                       ------------- -------------
             Total assets                               $54,823,448   $59,475,532
                                                       ============= =============
Liabilities and Shareholders' Equity
------------------------------------
Current liabilities:
  Accounts payable                                       $2,113,615    $4,490,083
  Accrued payroll costs                                   2,589,027     4,428,199
  Other accrued liabilities                               2,879,414     2,868,431
                                                       ------------- -------------
             Total current liabilities                    7,582,056    11,786,713

Long-term debt                                              738,541       782,291

Shareholders' equity
  Preferred stock, par value $.01 per share;
     authorized - 2,000,000 shares; no shares
     issued                                                    ---           ---
  Class A common stock, par value $.01 per
     share; authorized - 6,000,000 shares;
     issued - 2,285,759 and 2,280,176 shares                 22,857        22,801
  Class B common stock, par value $.01 per
     share; authorized - 10,000,000 shares;
     issued - 1,878,992 and 1,184,575 shares                 18,790        18,846
  Capital in excess of par value                         17,562,587    17,562,587
  Retained earnings                                      29,796,557    29,491,719
  Treasury stock - Class A common, 103,000 and
     16,300 shares; Class B common, 26,259 shares,
     at cost                                               (897,940)     (189,425)
                                                       ------------- -------------
             Total shareholders' equity                  46,502,851    46,906,528
                                                       ------------- -------------
             Total liabilities and shareholders' equity $54,823,448   $59,475,532
                                                       ============= =============

The accompanying notes are an integral part of these financial statements.

                              ECOLOGY & ENVIRONMENT, INC.
                           CONSOLIDATED STATEMENT OF INCOME
                                     (Unaudited)
                                              Three months ended          Six months ended
                                              ------------------          ----------------
                                           January 27,  January 28,   January 27,   January 28,
                                              1996         1995          1996          1995
                                           ------------ ------------  ------------  -----------
Gross revenues                             $16,275,580  $21,810,712   $36,034,538   $48,132,681
Less: direct subcontract costs               1,824,925    3,037,690     4,373,863     7,422,308
                                           ------------ ------------  ------------  ------------
Net revenues                                14,450,655   18,773,022    31,660,675    40,710,373
                                           ------------ ------------  ------------  ------------
Operating costs and expenses:
 Cost of professional services
   and other direct operating
   expenses                                  7,914,515   10,566,956    17,523,532    22,602,001
 Administrative and indirect
   operating expenses                        3,677,930    4,261,470     7,855,903     9,549,093
 Marketing and related costs                 1,986,002    2,491,961     4,170,989     4,818,645
 Depreciation                                  401,768      478,922       822,272       973,377
                                           ------------ ------------  ------------  ------------
                                            13,980,215   17,799,309    30,372,696    37,943,116
                                           ------------ ------------  ------------  ------------
Income from operations                         470,440      973,713     1,287,979     2,767,257
Interest expense                                18,194       29,793        37,116        57,124
Interest income                                219,196      183,729       397,441       287,896
                                           ------------ ------------  ------------  ------------
Income before income taxes                     671,442    1,127,649     1,648,304     2,998,029
                                           ------------ ------------  ------------  ------------
Income tax provision (benefit):
   Federal                                     209,651      396,822       501,908     1,049,107
   State                                        81,354       89,043       181,711       232,293
   Deferred                                    (29,100)     (57,276)       10,742      (111,685)
                                           ------------ ------------  ------------  ------------
                                               261,905      428,589       694,361     1,169,715
                                           ------------ ------------  ------------  ------------
Net income                                    $409,537     $699,060      $953,943    $1,828,314
                                           ============ ============  ============  ============

Net income per common share                      $0.10        $0.17         $0.23         $0.44
                                                 =====        =====         =====         =====

Weighted average common shares outstanding   4,053,892    4,138,492     4,081,869     4,138,492
                                           ============ ============  ============  ============

The accompanying notes are an integral part of these financial statements.

                              ECOLOGY AND ENVIRONMENT, INC.
                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (Unaudited)
                                                            Six months ended
                                                           ------------------
                                                        January 27,   January 28,
                                                           1996          1995
                                                        ------------  ------------
Cash flows from operating activities:
   Net income                                              $953,943    $1,828,314
   Adjustments to reconcile net income to net cash
      provided by operating activities:
   Depreciation                                             822,272       973,377
   Gain on sale of assets                                    ---          (42,435)
   Provision for contract adjustments                       162,301        38,080
   Decrease (increase) in:
     - contracts receivable                               1,552,771     6,000,482
     - other current assets                                 514,171      (235,446)
   Increase (decrease) in:
     - accounts payable                                  (2,376,468)   (2,629,556)
     - accrued payroll costs                             (1,839,172)   (1,000,656)
     - other accrued liabilities                             10,983       184,417
     - income taxes payable                                  ---         (170,776)
   Other, net                                               (26,076)       ---
                                                        ------------  ------------
   Net cash provided by (used in) operating activities     (225,275)    4,945,801
                                                        ------------  ------------
Cash flows provided by (used in) investing activities:
   Purchase of property, building and equipment, net       (353,800)   (1,090,688)
   Proceeds from sale of assets                              ---           50,000
   Purchase of investment securities                       (585,943)      (76,537)
                                                        ------------  ------------
   Net cash used in investing activities                   (939,743)   (1,117,225)
                                                        ------------  ------------
Cash flows used in financing activities:

   Dividends paid                                          (656,224)     (662,158)
   Repayment of long-term debt                              (43,750)      (43,750)
   Repurchase of common stock                              (708,515)       ---
                                                        ------------  ------------
   Net cash used in financing activities                 (1,408,489)     (705,908)
                                                        ------------  ------------
Net increase (decrease) in cash and cash equivalents     (2,573,507)    3,122,668
Cash and cash equivalents at beginning of year            9,658,139     4,390,422
                                                        ------------  ------------
Cash and cash equivalents at end of period               $7,084,632    $7,513,090
                                                        ============  ============

The accompanying notes are an integral part of these financial statements.

                         ECOLOGY AND ENVIRONMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of significant accounting principles

     a.  Consolidation

     The consolidated financial statements include the accounts of Ecology and Environment, Inc. (the Company) and its wholly-owned subsidiaries. Also reflected in the financial statements is the Company's 66-2/3% ownership in the assets of a nonoperating subsidiary, Ecology and Environment of Saudi Arabia Ltd. (EESAL), and a 50% ownership in the operating joint venture, Beijing Yi Yi Ecology and Engineering Co. Ltd. which are being accounted for under the equity method. All significant intercompany transactions and balances have been eliminated. The consolidated balance sheet at January 27, 1996 and the accompanying consolidated statements of income and of cash flows are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. The accompanying financial statements should be reviewed in conjunction with the Company's fiscal year ended July 31, 1995 audited financial statements.

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

     d.  Net income per common share

     The computations of net income per common share are based upon the weighted average of Class A and B common shares outstanding during each period.

2.   Contract receivables

     Contract receivables are comprised of:

     					   January 27,	    July 31,
        				      1996    	      1995
     					  ------------	  ------------
     United States government
        Billed                            $ 8,077,800     $ 7,253,451
        Unbilled                            9,075,047       9,366,677
                                          ------------	  ------------
                                           17,152,847      16,620,128
                                          ------------	  ------------
     Industrial customers and state
     and municipal governments
        Billed                              4,029,499 	    3,904,639
        Unbilled                            2,501,387 	    4,876,597
                                          ------------    ------------
                                            6,530,886 	    8,781,236
                                          ------------    ------------
     Less allowance for contract
     adjustments                             (543,334)       (545,893)
                                          ------------    ------------

                                          $23,140,399     $24,855,471
                                          ============    ============

     United States government receivables arise from long-term U.S. government prime contracts and subcontracts. Unbilled receivables result from revenues which have been earned, but are not billed as of period-end. The above unbilled balances are comprised of incurred costs plus fees not yet processed and billed; and differences between year-to-date provisional billings and year-to-date actual costs and fees incurred of approximately $3,315,000 at January 27, 1996, and $3,076,000 at July 31, 1995.
     Management anticipates that the January 27, 1996 unbilled receivables will be substantially billed and collected in fiscal year 1996. Within the above billed balances are contractual retainages in the amount of approximately $1,356,000 at January 27, 1996 and $1,308,000 at July 31, 1995. Included in other accrued liabilities is an additional allowance for contract adjustments relating to potential cost disallowances on amounts billed and collected of approximately $2,618,000 at January 27, 1996 and $2,578,000 at July 31, 1995.

3.   Income taxes

     The provision for income taxes differs from the federal statutory rate due to the following:

     					           Six months ended
     					  ------------------------------
                                            January 27,     January 28,
     					       1996   	       1995
     					  -------------    -------------

     Statutory rate			      34.0%   	        34.0%

     State income taxes, less
     federal effect			       5.2    	         4.8

     Other				       2.9    	          .2
     					  -------------	   ------------

     					      42.1%   	        39.0%
     					  =============    ============

PART I - ITEM 2

     Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

     As of January 27, 1996, the Company's working capital balance was $32.7 million, the same amount recorded at July 31, 1995. Cash and cash equivalents decreased $2.6 million mainly due to investing and financing activities. Net contracts receivable decreased $1.7 million due to the decline in revenues although the Company awaited $1.7 million in payments from the United States Environmental Protection Agency (EPA) pertaining to fees earned on its Technical Assistance Teams (TAT) Contract. Accounts payable decreased $2.4 million with most of the decrease resulting from a decline in subcontractor costs. Accrued payroll costs decreased $1.8 million as compared to the end of fiscal year 1995 due to reductions in staffing. Also, the Company repurchased 86,700 shares of its Class A Common Stock at a cost of $.7 million in the first half of fiscal year 1996. This increased the total number of Class A shares repurchased by the Company since June 1995 to 103,000.

     The Company maintains an unsecured line of credit of $10.0 million with a bank at the prevailing prime rate. There are no borrowings outstanding under this line of credit at January 27, 1996 and none were required during the first half of fiscal year 1996. The Company has financed its activities through cash flows from operations. Internally generated funds have been adequate to support demands for working capital, the purchase of new fixed assets and the payment of dividends. There are no significant working capital requirements pending at January 27, 1996. The Company's existing cash along with that generated by future operations and the existing credit line is expected to be sufficient to meet the Company's needs for the foreseeable future.

Results of Operations

     Net revenues for the second quarter of fiscal year 1996 were $14.5 million, down from the $18.8 million reported in the same period of the previous year. During the quarter the Company was awarded five regional EPA superfund contracts worth up to $216 million including all options. Work on these Superfund Technical Assessment and Response Teams (START) contracts was delayed three weeks due to the federal government budget crisis. During this crisis the federal government furloughed many of its employees and the Company was required to do the same due to the issuance of stop work orders received under all of its contracts with the EPA including the newly awarded ones. The Company also experienced declines in sales with other government agencies such as the Department of Defense
(DOD) and Department of Energy (DOE) and, to a lesser extent, private industry. The reduction in net revenues from the above mentioned federal agencies was also due to delays in the appropriation of funding as these agencies reacted to the budget crisis by freezing funds available for contractors due to the uncertainty of funding availability.

     Net income for the quarter was $.4 million, or $.10 per share, down from $.7 million, or $.17 per share, recorded in the second quarter of the prior year. The second quarter of fiscal year 1996 earnings were adversely affected by the decrease in net revenues and the disruption of ongoing contracts due to government shutdowns. On a positive note, the Company was able to continue to reduce its indirect operating costs compared to the same quarter last year and the first quarter of the current year.

     Overall net revenues for the six months ending January 27, 1996 were $31.7 million, down from the $40.7 million recorded in the first half of fiscal year 1995. Net income for the current six month period was $1.0 million, or $.23 per share, as compared to $1.8 million, or $.44 per share for the previous year.

PART II - OTHER INFORMATION



Item 1, Legal Proceedings.

     The Registrant has previously reported information for Item 1 that is required to be presented in item 3 of its Annual Report on Form 10K for its fiscal year ended July 31, 1995 which is incorporated herein by reference.

Item 2, Changes in Securities.

     (a)  Not Applicable.

     (b)  Not Applicable.

Item 3, Defaults Upon Senior Securities.

     The Registrant has no information for Item 3 that is required to be presented.

Item 4, Submission of Matters to a Vote of Security Holders.

     (a) The Annual Meeting of Shareholders of the Registrant was held on January 18, 1996.

     (b) At such meeting, the following persons were elected as directors by the holders of Class A Common Stock: Ralph Bookbinder and Ross M. Cellino; and the following directors by the holders of Class B Common Stock: Gerhard J. Neumaier, Ronald L. Frank, Frank B. Silvestro, Gerald A. Strobel, Gerard A. Gallagher, Jr. and Harvey J. Gross.

     (c) A proposal appointing the accounting firm of Price Waterhouse LLP as the Registrant's independent public accountant for its fiscal year ending July 31, 1996 was approved by the Registrant's shareholders in the following manner: (i) the holders of Class A Common Stock voted as follows: 211,276.5 votes were cast in favor, 840.7 votes were cast against this proposal and 580.2 votes abstained (representing 2,112,765 shares, 8,407 shares and 5,802 shares voted respectively, each share of Class A Common Stock being entitled to 1/10 of 1 vote per share for this proposal); and (ii) the holders of Class B Common Stock voted as follows: 1,571,053 votes were cast in favor, 727 votes cast against this proposal and no votes abstained (each share of Class B Common Stock being entitled to one vote per share for this proposal).

     (d)  Not Applicable.

Item 5, Other Information.

     The Registrant has no information for Item 5 required to be presented.

Item 6, Exhibits and Reports on Form 8-K.

     (a)  Not Applicable.

     (b)  Not Applicable.



                               SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     				     	  ECOLOGY AND ENVIRONMENT, INC.



Date:  March 8, 1996		     By:  S/ Ronald L. Frank
             			     	  Ronald L. Frank
     				          Executive Vice President
     				     	  Chief Financial Officer
     				          (Principal Financial
     				           Accounting Officer)