Form 10-Q
period 1996-04-27
ECOLOGY & ENVIRONMENT INC
filed 1996-06-11
CIK 809933

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-Q
                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act in 1934


For Quarter Ended April 27, 1996                   Commission File #1-9065


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


Yes  ____X_____    No  __________


At June 1, 1996, 2,160,750 shares of Registrant's Class A Common Stock
(par value $.01) and 1,839,108 shares of Class B Common Stock (par value $.01) were outstanding.

                           ECOLOGY AND ENVIRONMENT, INC.
                            CONSOLIDATED BALANCE SHEET
                                                         April 27,
                                                           1996        July 31,
                                                        (Unaudited)      1995
                                                       ------------- -------------
   Assets
   --------
Current assets:
  Cash and cash equivalents                              $8,207,025    $9,658,139
  Investment securities available for sale                6,526,632     6,271,982
  Contract receivables, net                              21,511,800    24,855,471
  Other current assets                                    3,128,239     3,663,079
                                                       ------------- -------------
             Total current assets                        39,373,696    44,448,671

Property, building and equipment, net                    13,673,076    14,314,301
Other assets                                                661,345       712,560
                                                       ------------- -------------
             Total assets                               $53,708,117   $59,475,532
                                                       ============= =============
Liabilities and Shareholders' Equity
- ------------------------------------
Current liabilities:
  Accounts payable                                       $1,337,928    $4,490,083
  Accrued payroll costs                                   2,604,193     4,428,199
  Other accrued liabilities                               2,783,837     2,868,431
                                                       ------------- -------------
             Total current liabilities                    6,725,958    11,786,713

Long-term debt                                              716,666       782,291

Shareholders' equity
  Preferred stock, par value $.01 per share;
     authorized - 2,000,000 shares; no shares
     issued                                                    ---           ---
  Class A common stock, par value $.01 per
     share; authorized - 6,000,000 shares;
     issued - 2,298,609 and 2,280,176 shares                 22,986        22,801
  Class B common stock, par value $.01 per
     share; authorized - 10,000,000 shares;
     issued - 1,866,567 and 1,884,575 shares                 18,666        18,846
  Capital in excess of par value                         17,564,985    17,562,587
  Retained earnings                                      29,856,796    29,491,719
  Treasury stock - Class A common, 136,900 and
     16,300 shares; Class B common, 26,259 shares,
     at cost                                             (1,197,940)     (189,425)
                                                       ------------- -------------
           Total shareholders' equity                    46,265,493    46,906,528
                                                       ------------- -------------
           Total liabilities and shareholders' equity   $53,708,117   $59,475,532
                                                       ============= =============

The accompanying notes are an integral part of these financial statements.



                              ECOLOGY AND ENVIRONMENT, INC.
                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (Unaudited)

                                                            Nine months ended
                                                           ------------------
                                                         April 27,     April 29,
                                                           1996          1995
                                                        ------------  ------------
Cash flows from operating activities:
   Net income                                            $1,014,182    $2,020,715
   Adjustments to reconcile net income to net cash
      provided by operating activities:
   Depreciation                                           1,251,520     1,474,048
   Gain on sale of assets                                    ---          (42,435)
   Provision for contract adjustments                        92,956      (565,076)
   Decrease (increase) in:
     - contracts receivable                               3,250,715    11,963,637
     - other current assets                                 534,840      (357,152)
   Increase (decrease) in:
     - accounts payable                                  (3,152,155)   (2,582,165)
     - accrued payroll costs                             (1,824,006)   (1,663,401)
     - other accrued liabilities                            (84,594)     (439,158)
     - income taxes payable                                  ---         (170,776)
   Other, net                                                51,215       (43,084)
                                                       ------------- -------------
   Net cash provided by operating activities              1,134,673     9,595,153
                                                       ------------- -------------
Cash flows provided by (used in) investing activities:
   Purchase of property, building and equipment, net       (611,762)   (1,393,297)
   Proceeds from sale of assets                              ---           50,000
   Purchase of investment securities                       (243,661)     (118,342)
                                                       ------------- -------------
   Net cash used in investing activities                   (855,423)   (1,461,639)
                                                       ------------- -------------
Cash flows used in financing activities:

   Dividends paid                                          (656,224)     (662,158)
   Repayment of long-term debt                              (65,625)     (540,626)
   Repurchase of common stock                            (1,008,515)       ---
                                                       ------------- -------------
   Net cash used in financing activities                 (1,730,364)   (1,202,784)
                                                       ------------- -------------
Net increase (decrease) in cash and cash equivalents     (1,451,114)    6,930,730
Cash and cash equivalents at beginning of year            9,658,139     4,390,422
                                                       ------------- -------------
Cash and cash equivalents at end of period               $8,207,025   $11,321,152
                                                       ============= =============

The accompanying notes are an integral part of these financial statements.


                              ECOLOGY & ENVIRONMENT, INC.
                           CONSOLIDATED STATEMENT OF INCOME
                                     (Unaudited)
                                              Three months ended          Nine months ended
                                              ------------------          -----------------
                                            April 27,    April 29,     April 27,     April 29,
                                              1996         1995          1996          1995
                                           ------------ ------------  ------------  ------------
Gross revenues                             $15,797,271  $20,962,520   $51,831,809   $69,095,201
Less: direct subcontract costs               1,257,456    2,493,653     5,631,319     9,915,961
                                           ------------ ------------  ------------  ------------
Net revenues                                14,539,815   18,468,867    46,200,490    59,179,240
                                           ------------ ------------  ------------  ------------
Operating costs and expenses:
 Cost of professional services
   and other direct operating
   expenses                                  7,545,913   10,284,516    25,069,445    32,886,517
 Administrative and indirect
   operating expenses                        4,311,874    4,825,533    12,167,777    14,374,626
 Marketing and related costs                 2,101,718    2,683,389     6,272,707     7,502,034
 Depreciation                                  429,248      500,671     1,251,520     1,474,048
                                           ------------ ------------  ------------  ------------
                                            14,388,753   18,294,109    44,761,449    56,237,225
                                           ------------ ------------  ------------  ------------
Income from operations                         151,062      174,758     1,439,041     2,942,015
Interest expense                                16,888       25,643        54,004        82,767
Interest income                                190,717      180,174       588,158       468,070
Net foreign exchange loss                      122,666       ---          122,666        ---
                                           ------------ ------------  ------------  ------------
Income before income taxes                     202,225      329,289     1,850,529     3,327,318
                                           ------------ ------------  ------------  ------------
Income tax provision (benefit):
   Federal                                     121,432      (86,178)      623,340       962,929
   State                                        59,610       34,593       241,321       266,886
   Deferred                                    (39,056)     188,473       (28,314)       76,788
                                           ------------ ------------  ------------  ------------
                                               141,986      136,888       836,347     1,306,603
                                           ------------ ------------  ------------  ------------
Net income                                     $60,239     $192,401    $1,014,182    $2,020,715
                                           ============ ============  ============  ============

Net income per common share                      $0.02        $0.05         $0.25         $0.49
                                                 =====        =====         =====         =====

Weighted average common shares outstanding   4,010,063    4,138,492     4,057,934     4,138,492
                                           ============ ============  ============  ============

The accompanying notes are an integral part of these financial statements.

                     ECOLOGY AND ENVIRONMENT, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of significant accounting principles

     a.  Consolidation

     The consolidated financial statements include the accounts of Ecology and Environment, Inc. (the Company) and its wholly-owned subsidiaries. Also reflected in the financial statements is the Company's 66-2/3% ownership in the assets of a nonoperating subsidiary, Ecology and Environment of Saudi Arabia Ltd. (EESAL), and a 50% ownership in the operating joint venture, Beijing Yi Yi Ecology and Engineering Co. Ltd. which are being accounted for under the equity method. All significant intercompany transactions and balances have been eliminated. The consolidated balance sheet at April 27, 1996 and the accompanying consolidated statements of income and of cash flows are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. The accompanying financial statements should be reviewed in conjunction with the Company's fiscal year ended July 31, 1995 audited financial statements.

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

     d.  Net income per common share

     The computations of net income per common share are based upon the weighted average of Class A and B common shares outstanding during each period.

2.   Contract receivables

     Contract receivables are comprised of:

     					    April 27, 	    July 31,
        				      1996    	      1995
     					  ------------	  ------------
     United States government
        Billed                            $ 8,909,055     $ 7,253,451
        Unbilled                            6,324,813       9,366,677
                                          ------------	  ------------
                                           15,233,868      16,620,128
                                          ------------	  ------------
     Industrial customers and state
     and municipal governments
        Billed                              4,100,612 	    3,904,639
        Unbilled                            2,740,204 	    4,876,597
                                          ------------    ------------
                                            6,840,816 	    8,781,236
                                          ------------    ------------
     Less allowance for contract
     adjustments                             (562,884)       (545,893)
                                          ------------    ------------

                                          $21,511,800     $24,855,471
                                          ============    ============

     United States government receivables arise from long-term U.S. government prime contracts and subcontracts. Unbilled receivables result from revenues which have been earned, but are not billed as of period-end. The above unbilled balances are comprised of incurred costs plus fees not yet processed and billed; and differences between year-to-date provisional billings and year-to-date actual costs and fees incurred of approximately $2,142,000 at April 27, 1996, and $3,076,000 at July 31, 1995.
     Management anticipates that the April 27, 1996 unbilled receivables will be substantially billed and collected in fiscal year 1996. Within the above billed balances are contractual retainages in the amount of approximately $1,326,000 at April 27, 1996 and $1,308,000 at July 31, 1995. Included in other accrued liabilities is an additional allowance for contract adjustments relating to potential cost disallowances on amounts billed and collected of approximately $2,504,000 at April 27, 1996 and $2,578,000 at July 31, 1995.

3.   Income taxes

     The provision for income taxes differs from the federal statutory rate due to the following:

     					          Nine months ended
     					 ------------------------------
                                             April 27,       April 29,
     					       1996            1995
     					 -------------    -------------

     Statutory rate			      34.0%	       34.0%

     State income taxes, less
     federal effect			       5.2		4.9

     Net foreign exchange loss		       2.8	        ---

     Other				       3.2		 .3
     					 -------------	------------

     					      45.2%	       39.2%
     					 =============    ============

PART I - ITEM 2

     Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

     As of April 27, 1996, the Company's working capital balance was $32.6 million as compared to $32.7 million at July 31, 1995. Cash and cash equivalents decreased $1.5 million mainly due to financing activities. Net contracts receivable decreased $3.3 million due to the decline in revenues. Accrued payroll costs decreased $1.8 million as compared to the end of fiscal year 1995 due to reductions in staffing. The Company repurchased 120,600 shares of its Class A Common Stock at a cost of $1.0 million in the first three quarters of fiscal year 1996. This increased the total number of Class A shares repurchased by the Company since June 1995 to 136,900.

     The Company maintains an unsecured line of credit of $10.0 million with a bank at the prevailing prime rate. There are no borrowings outstanding under this line of credit at April 27, 1996 and none were required during fiscal year 1996. The Company has financed its activities through cash flows from operations. Internally generated funds have been adequate to support demands for working capital, the purchase of new fixed assets and the payment of dividends. There are no significant working capital requirements pending at April 27, 1996. The Company's existing cash along with that generated by future operations and the existing credit line is expected to be sufficient to meet the Company's needs for the foreseeable future.

Results of Operations

     Net revenues for the third quarter of fiscal year 1996 were $14.5 million, down from the $18.5 million reported in the same period of the previous year. During the quarter, net revenues continued to be adversely affected by the federal government budget impasse which was finally resolved on April 26, 1996. In the second quarter of fiscal year 1996, the Company was awarded five regional United States Protection Agency (EPA) superfund contracts worth up to $216 million provided the EPA were to exercise all contract options. However, the continuation of the government budget problems throughout the entire reporting period restricted the availability of funding to the EPA and, consequently, limited the number of options that the agency could exercise under the above contracts. The Company also experienced declines in net revenues from other federal and state government agencies as these agencies slowed their procurement plans. On a positive note, the new federal budget that was recently passed provides for funding of approximately $ 1.3 billion to EPA superfund projects. This amount is approximately $200 million greater than the interim budget that the agency had been working under and provides funding through September 1996.

     Net income for the third quarter was $60,000, or $.02 per share, down from the $192,000, or $.05 per share, recorded in the third quarter of the prior year. The third quarter of fiscal year 1996 earnings were negatively affected primarily by the decrease in net revenues. Also, in accordance with Statement of Financial Accounting Standards No. 52 "Foreign Currency Translation" (SFAS No. 52), the Company recognized a foreign exchange loss of approximately $123,000, or $.03 per share, relating to its Venezuelan subsidiary. The Company was required to record this loss under SFAS No. 52 due to the highly inflationary economy in that country. Part of that loss was offset by favorable negotiation of final indirect rates applicable to federal government contracts covering fiscal year 1987 which increased reported earnings per share for the quarter by $.02. Also, the Company's continued efforts to reduce its indirect operating costs are reflected by the $1.1 million decrease in these expenses during the third quarter of fiscal year 1996 as compared to the same quarter last year.

     Overall net revenues for the nine months ending April 27, 1996 were $46.2 million, down from the $59.2 million recorded in the same period of the prior year. Net income for the current nine month period was $1.0 million, or $.25 per share, as compared to $2.0 million, or $.49 per share for the previous year.

PART II - OTHER INFORMATION




                               SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     				     	  ECOLOGY AND ENVIRONMENT, INC.



Date:  June 11, 1996 		     By:
             			     	  Ronald L. Frank
     				          Executive Vice President
     				     	  Chief Financial Officer
     				          (Principal Financial
     				           Accounting Officer)