Form 10-K
period 1996-07-31
ECOLOGY & ENVIRONMENT INC
filed 1996-10-28
CIK 809933

                       SECURITIES & EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                            -----------------------
                                F O R M  10-K
                           -----------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended July 31, 1996
                                      or
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

Exhibit Index on Page 43

	  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendments to this Form 10-K.

	  	    	      	   	     	       	    	        X


	  As of September 30, 1996, 2,130,872 shares of the registrant's Class A Common Stock, $.01 par value (the "Class A Common Stock") were outstanding, and the aggregate market value (based on the closing price as quoted by the American Stock Exchange on September 30, 1996) of the Class A Common Stock held by nonaffiliates of the registrant was approximately $17,108,975. As of the same date, 1,837,558 shares of the registrant's Class B Common Stock, $.01 par value ("Class B Common Stock") were outstanding.



                     DOCUMENTS INCORPORATED BY REFERENCE


	  Portions of the Registrant's Registration Statement on Form S-1, as amended by Amendment Nos. 1 and 2 (Registration No. 33-11543) as well as portions of the Company's Form 10-K for Fiscal Years ending July 31, 1988, July 31, 1990 and July 31, 1994 are incorporated by reference in Part IV of this Form 10-K.

                              TABLE OF CONTENTS

                                    INDEX


                                    PART I



	  	    	      	   	     	       	    	     Page

Item 1.	  BUSINESS						       5

	  General						       5
	  START Contracts					       5
	  TAT Contract						       6
	  Hazardous Material Services				       6
	  Environmental Consulting Services			       7
	  Analytical Laboratory Services			       8
 	  Regulatory Background					       8
 	  Potential Liability and Insurance			      10
	  Market and Customers					      11
	  Backlog						      11
	  Competition						      11
	  Employees						      11

Item 2.	  PROPERTIES						      12

Item 3.	  LEGAL PROCEEDINGS					      12

Item 4.	  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	      12


                                   PART II

Item 5.	  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
	  RELATED STOCKHOLDER MATTERS				      12

Item 6.	  SELECTED CONSOLIDATED FINANCIAL DATA			      14

Item 7.	  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	  CONDITION AND RESULTS OF OPERATIONS			      15

Item 8.	  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA		      17

Item 9.	  DISAGREEMENTS ON ACCOUNTING AND
	  FINANCIAL DISCLOSURES					      35

                                   PART III

                                                                     Page

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	      35

Item 11.  EXECUTIVE COMPENSATION				      37

Item 12.  SECURITY OWNERSHIP OF CERTAIN
	  BENEFICIAL OWNERS					      39

	  SECURITY OWNERSHIP OF MANAGEMENT			      40

Item 13.  CERTAIN RELATIONSHIPS AND
	  RELATED TRANSACTIONS					      43


                                   PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENTS			      43

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

START Contracts

     In December 1995, the Environmental Protection Agency ("EPA") awarded the Company five (5) regional Superfund Technical Assessment and Response Teams ("START") superfund contracts to provide technical expertise in support of its hazardous waste spill response, removal and prevention programs in the midwestern and western United States. The Company is required to provide round the clock assistance to the EPA at spill sites within the midwestern and western United States and, in certain instances, may be required to respond to an emergency in other areas of the country.

     The START contracts are each level of effort and cost plus contracts.
Tow (2) of the five (5) START contracts also contain award fee provisions.
The EPA has estimated that a certain number of labor hours are necessary to fulfill the requirements of the contracts, and has agreed to compensate the Company for maintaining an available work force to fulfill those hour requirements. All of the contracts contain a base fee amount. In addition to the base amount, the contracts with award fee provisions pay an award amount.

The base amount is fixed in the contract and the award amount is determined by the EPA based upon its evaluation of the quality of the Company's services.

     The total contract value of the five (5) START contracts, if the EPA exercises all options within each of them, is $216 million. The base value of the five (5) START contracts over five years is approximately $93.0 million. The Company, as of July 31, 1996, has realized total net revenues of approximately 9.8 million under these contracts.

     The START contracts each have a term of five (5) years. However, they contain termination provisions under which the EPA may, without penalty, terminate the contract upon written notice to the Company. In the event of termination, the Company would be paid only termination costs in accordance with the contract.

TAT Contract

     In August 1990, the EPA awarded the Company a Technical Assistance Team ("TAT") contract to provide technical assistance teams to assist the EPA in responding to environmental emergencies caused by the release of oil, petroleum or other hazardous substances and in conducting spill prevention compliance inspections, process inspections and contingency planning and training.

     In December 1996, the final extension term of the TAT contract expired. The Company continued final administrative work under the contract's "continuity of services" option through July 31, 1996. As of this date, the Company has realized total net revenues of $134.3 million under the TAT contract. The Company will recognize minimal revenues under the contract's "continuity of services" option in fiscal year 1997.

Hazardous Material Services

     Introduction. EEI has conducted hazardous waste site evaluations throughout the United States. In conducting these site evaluations, the Company provides site investigation (e.g., geophysical surveys, monitoring well installation, and sample collection and analysis), engineering design, and operation and maintenance for a wide range of industrial and governmental clients. In providing such services, the Company inventories and collects sample materials on site and then evaluates waste management practices, potential off-site impacts and liability concerns. EEI then recommends and designs clean up programs and assists in the implementation and monitoring of those clean up programs.

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

     Hazard and Risk Analysis. EEI has provided analyses of the hazards and risks of energy transportation to facility designers, contractors, and operators for over fifteen years. The Company has developed a proprietary hazardous material exposure model which determines the impact of potential energy facility accidents on a plant and its employees, as well as on the people and property in the surrounding community. EEI's hazard and risk analyses have considered such factors as the physics of brittle fractures, flammable vapor clouds, cryogenic liquid release and containment, thermal radiation effects, and replacement and rerouting strategies. In addition, the Company provides risk analysis for hazardous and toxic material spills and releases as required under CERCLA and RCRA. These analyses have evaluated human and ecological risks posed by contaminants in rural and urban settings, and coastal, riverain, wetland and upland environments throughout the United States.

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

     Environmental Assessments. In response to the requirements of NEPA and other state environmental laws, EEI has provided environmental evaluation services to both the government and the private sector for more than 22 years. As part of the environmental evaluation process, EEI assists clients in evaluating and developing methods to avoid or mitigate the potential environmental impacts of a proposed project and to help ensure that the project complies with regulatory requirements. EEI's services include air and water quality analysis, terrestrial and aquatic biological surveys, threatened and endangered species surveys and wetland delineations, social economic studies, transportation analyses and land use planning.

     Archeological Surveys. The National Historic Preservation Act (1966), Executive Order 11593 (1971), and NEPA require that developers of certain projects requiring federal funding, licensing, or approval consider the potential adverse effects of their projects on cultural resources. In accordance with these regulations, EEI's archaeologists conduct documentary background research and field investigations to determine the presence of cultural resources within proposed project areas and design plans to mitigate adverse impacts on the resources prior to project development.

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

     As of the date of this annual report, CERCLA program funding has been extended through July 31, 1997. Reauthorization of the Superfund law has not occurred, however, because of a lack of consensus within Congress and between Congress and the President on numerous aspects of the legislation, including the extent of CERCLA program budget cuts, changes to the retroactive liability scheme and program funding mechanisms, clean up standards, mechanisms for allocation of potentially-responsible-party responsibility, and state authorization for cleanups.

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

     CLEAN AIR ACT. In 1990, comprehensive changes were made to the Clean Air Act which has fundamentally redefined the regulation of air pollutants. The Clean Air Act Amendments of 1990 have created a flurry of federal and state regulatory initiatives and industry responses which is requiring the development of detailed inventories and risk management plans, as well as the acquisition of federally enforceable air permits. Complementary changes have also been integrated into the RCRA Boilers and Industrial Furnace (BIF) regulatory programs calling for upgraded air emission controls, more rigorous permit conditions and the acquisition of permits and/or significant permit modifications. These regulatory actions are likely to stimulate new demand for the Company's air related services in both the public and private sector.

     Other. The Company's operations are also influenced by other federal and state laws protecting the environment: e.g. the Clean Water Act, the Atomic Energy Act, the Oil Pollution Act of 1990, the Safe Drinking Water Act and comparable state statutory and regulatory programs. Related laws such as the Occupational Safety and Health Act, which regulates exposures of employees to toxic chemicals and other physical agents in the workplace, also have a significant impact on EEI operations. An example is the process safety regulation issued by the Occupational Safety and Health Administration (OSHA) which requires safety and hazard analysis and accidental release contingency planning activity to be performed if certain chemicals are used in the work place.

Potential Liability and Insurance

     The Company's contracts with the EPA require it to maintain certain insurance, including comprehensive general liability insurance for bodily injury, death or loss of or damage to property. In addition, many of the Company's other contracts require the Company to indemnify its clients for claims, damages or losses for personal injury or property damage relating to the Company's negligent performance of its duties unless such injury or damage is the result of the client's negligence or willful acts. Currently, the Company is able to provide insurance coverage to meet the requirements of its contracts, however, certain pollution exclusions apply. Since February 1990, the Company has been able to purchase an errors and omissions insurance policy that covers its asbestos and environmental consulting services, including legal liability for pollution conditions resulting therefrom. The policy is a claims made policy, with limits of $10.0 million for each claim and $10.0 million in the aggregate with a $500,000 deductible for contracts entered into subsequent to November, 1994; for contracts entered into between February, 1990 and November, 1994, the limits are $2.0 million for each claim and $2 million in the aggregate with a $250,000 deductible. The Company's general liability insurance policy provides coverage in the amount of $2.0 million per occurrence and $3.0 million in the aggregate; an excess liability policy of $10.0 million is also maintained with respect to its general liability coverage. In addition, EEI has a special endorsement to its general liability insurance policy up to $1.0 million for damages to third parties for bodily injury or property damage resulting from sudden or accidental releases. Where possible, the Company requires that its clients cross-indemnify it for asserted claims. There can be no assurance, however, that any such agreement, together with the Company's general liability insurance and errors and omissions coverage will be sufficient to protect the Company against any asserted claim.

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

Backlog

     The Company's firm backlog of uncompleted projects and maximum potential gross revenues from indefinite quantity task order contracts, at July 31, 1996 and 1995 were as follows:

                                                  (Millions of $)
                                         Fiscal Year            Fiscal Year
     	  	    	      	        Ended 7/31/96          Ended 7/31/95

Total Firm Backlog                         111.8                   26.6

Anticipated Completion of Firm
  Backlog in Next Twelve Months             48.0                   23.7

Maximum Potential Gross Revenues
  from Task Order Contracts   	   	   356.0                  244.0

     The above figures include $120 million of potential revenue backlog attributable to the options under the START contracts. This backlog includes a substantial amount of work to be performed under contracts which contain termination provisions under which the contract can be terminated without penalty upon written notice to the Company. The likelihood of obtaining the full value of the task order contracts cannot be determined at this time.

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

Employees

     As of July 31, 1996, the Company had over 700 employees. The Company's ability to remain competitive will depend largely upon its ability to recruit and retain qualified personnel. None of the Company's employees is represented by a labor organization and employee relations are good.

Item 2.	 PROPERTIES

     The Company's headquarters (60,000 square feet) is located in Lancaster, New York, a suburb of Buffalo. The Company's laboratory and warehouse facility in Lancaster, New York consists of two buildings' totaling approximately 50,000 square feet. The Company also leases office and storage facilities at twenty (20) regional offices, with terms which generally coincide with the duration of the Company's contracts in those areas.

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

Fiscal 1995					      High         Low

     First Quarter
     (commencing August 1, 1994 -		     11-1/8	  9-3/4
     October 29, 1994)

     Second Quarter
     (commencing October 30, 1994 -		     10-1/4	  8-3/4
      January 28, 1995)

     Third Quarter
     (commencing January 29, 1995 -		      9-5/8	  7-3/4
      April 29, 1995)

     Fourth Quarter
     (commencing April, 30, 1995		      9-3/8	  7-7/8
      July 31, 1995)

     Fiscal 1996				      High  	   Low

     First Quarter
     (commencing August 1, 1995 -		     8-13/16	  7-3/8
      October 28, 1995)

     Second Quarter
     (commencing October 29, 1995 -		     9-1/8	  7-1/8
      January 27, 1996)

     Third Quarter
     (commencing January 28, 1996 -		     8-5/8	  7-1/2
      April 27, 1996)

     Fourth Quarter
     (commencing April 28, 1996 -		     8-5/8	  7-5/8
      July 31, 1996)


     (b) Approximate Number of Holders of Class A Common Stock. As of September 30, 1996, 2,130,872 shares of the Company's Class A Common Stock were outstanding and the number of holders of record of the Company's Class A Common Stock at that date was 495. The Company estimates that it has a significantly greater number of Class A Common Stock shareholders because a substantial number of the Company's shares are held in street name. As of the same date, there were 1,837,558 shares of the Company's Class B Common Stock outstanding and the number of holders of record of the Class B Common Stock at that date was 75.

     (c) Dividend. In each of the fiscal years ended July 31, 1995 and 1996, the Company declared cash dividends of $.32 per share of common stock. The amount, if any, of future dividends remains within the discretion of the Company's Board of Directors and will depend upon the Company' s future earnings, financial condition and requirements and other factors as determined by the Board of Directors.

     In July 1994, the Company's board of directors declared a 5% stock dividend to both Class A and Class B shareholders of record as of August l, 1994 to be distributed on or before August 30, 1994. All financial data included in this annual report with respect to net income per common share, weighted average common shares outstanding, stock prices and stock options have been restated to reflect the impact of the declaration of the 5% stock dividend.

     The Company's Certificate of Incorporation provides that any cash or property dividend paid on Class A Common Stock must be at least equal to the cash or property dividend paid on Class B Common Stock on a per share basis.

Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                             Year Ended July 31,
                          1996        1995        1994        1993      1992
                              (In thousands, except per share amounts)
Operating data:
 Gross revenues . . . .  $69,823     $91,512	 $99,559     $88,747   $89,958

 Net Revenues . . . . .	 $61,569     $77,715	 $86,334     $76,872   $78,402

 Income from operations	 $ 1,511     $ 2,974	 $ 7,256     $ 7,263   $ 6,932

 Income before income
 taxes  . . . . . . . .	 $ 2,087     $ 3,552	 $ 7,645     $ 7,697   $ 7,464

Net income before
cumulative effect of
accounting change . . .	 $ 1,160     $ 2,154	 $ 4,670     $ 4,655   $ 4,477

Cumulative effect of
accounting change . . .	 $     -     $     -	 $ (118)     $     -   $     -

Net Income . . . . . .	 $ 1,160     $ 2,154	 $ 4,552     $ 4,655   $ 4,477

Net income before
cumulative effect of
accounting change
per common share . . .	 $   .29     $   .52	 $  1.13     $  1.13   $  1.08

Cumulative effect of
accounting change per
common share . . . . .	 $     -     $     -	 $ (.03)     $     -   $     -

Net income per
common share . . . . .	 $   .29     $   .52	 $  1.10     $  1.13   $  1.08

Cash dividends declared
per common share . . .	 $   .32     $   .32	 $   .29     $   .25   $   .22

Weighted average common
shares outstanding . . 4,039,369   4,136,929   4,138,121   4,135,462 4,132,667

 			       	             As of July 31,
                          1996        1995        1994        1993      1992
      			       	            (In thousands)
Balance sheet data:
 Working capital. . .	 $31,993     $32,662	 $32,061     $33,207   $29,364

 Total assets . . . .	 $55,575     $59,476	 $62,157     $56,042   $50,815

 Long-term debt . . .	 $   695     $   782	 $ 1,345     $   692   $   742

 Shareholders' equity	 $45,468     $46,907	 $46,158     $42,781   $39,098

 Book value per share    $ 11.26     $ 11.34     $ 11.15     $ 10.35   $  9.46

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

     As of July 31, 1996, the Company's working capital balance was $32.0 million as compared to $32.7 million at July 31, 1995. Cash and cash equivalents decreased $1.6 million mainly due to financing and investing activities. Net contracts receivable decreased $1.2 million and other accrued liabilities decreased $.7 million primarily attributable to the decrease in the Company's allowance for contract adjustments account as the Company settled its federal government cost disallowance audits for fiscal years 1987 through 1989. Net contracts receivable also decreased due to the decline in revenues. Accounts payable declined $1.4 million principally as a result of a decrease in subcontractor costs. In June 1995 the Board of Directors authorized the Company to repurchase up to 200,000 shares of its Class A common stock on the open market. As of September 30, 1996, 175,300 shares had been repurchased.

     The Company maintains an unsecured line of credit of $10.0 million with a bank at the prevailing prime rate. There are no borrowings outstanding under this line of credit at July 31, 1996 and none were required during fiscal year 1996. The Company has financed its activities through cash flows from operations. Internally generated funds have been adequate to support demands for working capital, the purchase of new fixed assets and the payment of dividends. There are no significant working capital requirements pending at July 31, 1996. The Company's existing cash along with that generated by future operations and the existing credit line is expected to be sufficient to meet the Company's needs for the foreseeable future.

Results of Operations

Net Revenues

     Net revenues for fiscal year 1996 were $61.6 million, down 21% from the $77.7 million reported in fiscal year 1995. The decrease in net revenues for fiscal year 1996 was due to the federal government budget impasse which began during the second quarter and affected the entire year. In the second quarter of fiscal year 1996, the Company was awarded five (5) regional United States Environmental Protection Agency (EPA) superfund contracts worth up to $216 million if the EPA were to exercise all contract options. However, due to the budget crisis, the EPA had limited funding to exercise options during the 1996 fiscal year. As of July 31, 1996, the EPA had exercised ten (10) contract options and backlog was approximately $200 million. The budget impasse also affected the availability of funding for environmental programs. This resulted in a slowdown in work received by the Company from its sizable backlog of existing task order contracts. In addition, private sector sales continue to be affected by uncertainties created by proposed federal legislation that would ease environmental regulations and enforcement.

      In fiscal year 1996 the Company realized increased net revenues from its international clients as compared to the previous year. Fiscal year 1996 net revenues from contracts in Venezuela, Israel, China and other non-domestic sources increased over like net revenues in fiscal year 1995. Although these revenues are currently less than 10% of the net revenues, the Company expects the contribution from the international sector to continue to increase in the future. Also, during fiscal year 1996, the Company settled its cost disallowance audits with the federal government covering fiscal years 1987-1989. The settlement of these audits resulted in a favorable impact to net revenues of approximately $530,000 ($130,000 in the third quarter and $400,000 in the fourth quarter).

     Net revenues for fiscal year 1995 were $77.7 million, down 10% from the $86.3 million recorded in fiscal year 1994. The decrease in net revenues in fiscal year 1995 was due to lower private sector sales, declines in work orders with the U.S. Department of Defense ("DOD") and the U.S. Department of Energy ("DOE") and lower sales derived from contracts with various state agencies.

Income Before Income Taxes

     The Company's income before income taxes for fiscal year 1996 was $2.1 million as compared to $3.6 million recorded in the prior year. This decrease was due primarily to the aforementioned decrease in net revenues resulting from the federal government budget impasse. The Company's fourth quarter partial settlement of the termination of its Defined Benefit pension plan also contributed to the decline in earnings. The termination and partial settlement of this plan resulted in the Company recognizing $1.1 million in pension expense in fiscal year 1996, including an $810,000 shortfall in funding during the fourth quarter which was required as a direct result of the termination of the plan. Also, in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation" (SFAS) No. 52, the Company recognized a third quarter foreign exchange loss of approximately $123,000 relating to its Venezuelan subsidiary. The Company was required to record this loss under SFAS No. 52 due to the highly inflationary economy in Venezuela.

     The Company's continued efforts to streamline the organization resulted in decreased indirect operating costs of approximately $5.0 million in fiscal year 1996 as compared to the previous year. Despite lower revenues and the one-time pension charge, the Company's success in reducing operating costs and the settlement of the cost disallowance audits resulted in increased earnings for the fourth quarter of the 1996 fiscal year as compared to the same period of fiscal year 1995.

     Income before income taxes for fiscal year 1995 was $3.6 million, down from the $7.6 million recorded in fiscal year 1994. This decrease was primarily the result of lower net revenues and the Company's increased proposed costs in fiscal year 1995 associated with the various EPA contracts.

Income Taxes

      The effective income tax rate for fiscal year 1996 was 44.4% as compared to 39.4% for fiscal year 1995. The increase in the effective rate is primarily due to foreign income taxes and nondeductible expenditures. Differences from the federal statutory rate consist primarily of provisions for state income taxes net of the federal tax benefit.

     During the first quarter of fiscal year 1994, the Company adopted SFAS No. 109 which relates to the accounting for income taxes. Consequently, net income was adversely affected by approximately $.03 per share. This was a one-time adjustment for the adoption which has no further impact on the tax provisions for the Company.

Recently Issued Accounting Standards Not Yet Adopted

     In the first quarter of fiscal year 1997, SFAS No. 123, "Accounting for Stock-Based Compensation", will become effective for the company. SFAS No. 123 establishes a fair value based method of accounting for stock based compensation plans and encourages, but does not require, entities to adopt that method of accounting for all arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the stock. However, SFAS No. 123 allows entities to continue to measure compensation cost for employee stock options or similar equity instruments using the method prescribed by Accounting Principles Board Opinion (APBO) No. 25, "Accounting for Stock Issued to Employees." The Company has elected to continue measuring compensation cost for employee stock compensation arrangements in accordance with the provisions of APBO No. 25. Accordingly, SFAS No. 123 will have no impact on the Company's results of operations in fiscal year 1997.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      Report of Independent Accountants

To the Board of Directors
and Shareholders of
Ecology and Environment, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under item 14(a)1. and 2. on this Form 10-K present fairly, in all material respects, the financial position of Ecology and Environment, Inc. and its subsidiaries at July 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for income taxes as of August 1, 1993.

PRICE WATERHOUSE LLP
Buffalo, New York
October 2, 1996

                            ECOLOGY AND ENVIRONMENT, INC.
                             CONSOLIDATED BALANCE SHEET

                                                              July 31,
                                                              --------
                                                         1996          1995
                                                     ------------- -------------
Assets
-------
Current assets:
  Cash and cash equivalents                            $8,080,524    $9,658,139
  Investment securities available for sale              6,502,804     6,271,982
  Contract receivables, net                            23,696,036    24,855,471
  Other current assets                                  3,126,539     3,663,079
                                                     ------------- -------------
         Total current assets                          41,405,903    44,448,671

  Property, building and equipment, net                13,473,227    14,314,301
  Other assets                                            695,890       712,560
                                                     ------------- -------------
         Total assets                                 $55,575,020   $59,475,532
                                                     ============= =============
Liabilities and Shareholders' Equity
------------------------------------
Current liabilities:
  Accounts payable                                     $3,134,862    $4,490,083
  Accrued payroll costs                                 4,120,264     4,428,199
  Other accrued liabilities                             2,157,556     2,868,431
                                                     ------------- -------------
         Total current liabilities                      9,412,682    11,786,713

Long-term debt                                            694,791       782,291

Shareholders' equity
 Preferred stock, par value $.01 per share;
    authorized - 2,000,000 shares; no shares
    issued                                                  ---           ---
 Class A common stock, par value $.01 per
    share; authorized - 6,000,000 shares;
    issued - 2,304,747 and 2,280,176 shares                23,047        22,801
 Class B common stock, par value $.01 per
    share; authorized - 10,000,000 shares;
    issued - 1,865,242 and 1,884,575 shares                18,652        18,846
 Capital in excess of par value                        17,591,436    17,562,587
 Retained earnings                                     29,332,352    29,491,719
 Treasury stock - Class A common, 169,000 and
    16,300 shares; Class B common, 26,259
    shares in 1996 and 1995, at cost                   (1,497,940)     (189,425)
                                                     ------------- -------------
         Total shareholders' equity                    45,467,547    46,906,528
                                                     ------------- -------------
         Total liabilities and shareholders' equity   $55,575,020   $59,475,532
                                                     ============= =============

The accompanying notes are an integral part of these financial statements.

                               ECOLOGY & ENVIRONMENT, INC.
                            CONSOLIDATED STATEMENT OF INCOME

                                                     Year ended July 31,
                                                     -------------------
                                               1996         1995         1994
                                           ------------ ------------  ------------
 Gross revenues                            $69,822,996  $91,512,204   $99,559,024
 Less: direct subcontract costs              8,254,471   13,796,706    13,225,382
                                           ------------ ------------  ------------
 Net revenues                               61,568,525   77,715,498    86,333,642
                                           ------------ ------------  ------------
 Operating costs and expenses:
  Cost of professional services
    and other direct operating
    expenses                                33,846,706   43,326,432    47,650,102
  Administrative and indirect
    operating expenses                      15,751,749   19,034,727    20,067,218
  Marketing and related costs                8,724,445   10,399,590     9,443,214
  Depreciation                               1,734,442    1,980,697     1,916,617
                                           ------------ ------------  ------------
                                            60,057,342   74,741,446    79,077,151
                                           ------------ ------------  ------------
Income from operations                       1,511,183    2,974,052     7,256,491
Interest expense                                70,445      104,421        71,465
Interest income                                769,617      682,175       459,552
Net foreign exchange loss                      123,506       ---           ---
                                           ------------ ------------  ------------
Income before income taxes                   2,086,849    3,551,806     7,644,578
                                           ------------ ------------  ------------
Income tax provision (benefit):
   Federal                                     624,766      807,958     2,469,367
   State                                       128,806      217,588       593,320
   Deferred                                    173,070      372,416       (87,447)
                                           ------------ ------------  ------------
                                               926,642    1,397,962     2,975,240
                                           ------------ ------------  ------------
Net income before cumulative effect of
   accounting change                         1,160,207    2,153,844     4,669,338

Cumulative effect of accounting change           ---          ---        (117,690)
                                           ------------ ------------  ------------
Net income                                  $1,160,207   $2,153,844    $4,551,648
                                           ============ ============  ============
Net income before cumulative effect of
   accounting change per common share            $0.29        $0.52         $1.13

Cumulative effect of accounting
   change per common share                         ---         ---          (0.03)
                                                  -----       -----         -----
Net income per common share                      $0.29        $0.52         $1.10
                                                  =====       =====         =====

Weighted average common shares outstanding   4,039,369    4,136,929     4,138,121
                                           ============ ============  ============
The accompanying notes are an integral part of these financial statements.

                                                   ECOLOGY AND ENVIRONMENT, INC.
                            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS EQUITY


                                       Class A                   Class B         Capital in
                                       -------                   -------         ----------
                                     Common stock              Common stock      excess of      Retained          Treasury stock
                                     ------------              ------------      ---------      --------          --------------
                                  Shares       Amount       Shares     Amount    par value      earnings       Shares       Amount
                                  ------       ------       ------     ------    ---------      --------       ------     ---------
Balance at July 31, 1993        2,133,785     $21,338     1,828,995   $18,289   $15,318,697    $27,451,224     23,829     ($28,470)

Net income - 1994                   ---         ---           ---       ---         ---         $4,551,648       ---        ---
Cash dividends paid ($.29 per
  share)                            ---         ---           ---       ---         ---         (1,141,447)      ---        ---
Conversion of Class B common
  stock to Class A common stock    20,125        $201       (20,125)    ($201)      ---            ---           ---        ---
Repurchase of Class B common stock  ---         ---           ---       ---         ---            ---          1,180     ($19,470)
Issuance of stock under
  incentive stock option plan       3,795          38         ---       ---         $39,474        ---           ---        ---
5% stock dividend distributed
  on August 30, 1994              107,885       1,078        90,291       904     2,204,416     (2,206,399)     1,250       ---
Unrealized investment loss, net     ---         ---           ---        ---         ---           (52,965)      ---        ---
                                ----------    --------    ----------  --------  ------------   ------------    -------    ---------
Balance at July 31, 1994        2,265,590     $22,655     1,899,161   $18,992   $17,562,587    $28,602,061     26,259     ($47,940)
                                ==========    ========    ==========  ========  ============   ============    =======    =========

Net income - 1995                   ---         ---           ---       ---         ---         $2,153,844       ---        ---
Cash dividends paid ($.32 per
  share)                            ---         ---           ---       ---         ---         (1,324,317)      ---        ---
Conversion of Class B common
  stock to Class A common stock    14,586        $146       (14,586)    ($146)      ---            ---           ---        ---
Repurchase of Class A common stock  ---         ---           ---       ---         ---            ---         16,300    ($141,485)
Unrealized investment gain, net     ---         ---           ---       ---         ---             60,131       ---        ---
                                ----------    --------    ----------  --------  ------------   ------------    -------    ---------
Balance at July 31, 1995        2,280,176     $22,801     1,884,575   $18,846   $17,562,587    $29,491,719     42,559    ($189,425)
                                ==========    ========    ==========  ========  ============   ============    =======    =========

Net income - 1996                   ---         ---           ---       ---         ---         $1,160,207       ---        ---
Cash dividends paid ($.32 per
  share)                            ---         ---           ---       ---         ---         (1,296,926)      ---        ---
Conversion of Class B common
  stock to Class A common stock    19,333        $194       (19,333)    ($194)      ---            ---           ---        ---
Repurchase of Class A common stock  ---         ---           ---       ---         ---            ---        152,700  ($1,308,515)
Issuance of stock under
  incentive stock option plan       5,238          52         ---       ---         $28,849        ---           ---        ---
Unrealized investment loss, net     ---         ---           ---       ---         ---            (22,648)      ---        ---
                                ----------    --------    ----------  --------  ------------   ------------    -------   ----------
Balance at July 31, 1996         2,304,747    $23,047     1,865,242   $18,652   $17,591,436    $29,332,352    195,259  ($1,497,940)
                                ==========    ========    ==========  ========  ============   ============   =======   ===========

The accompanying notes are an integral part of these financial statements.

                              ECOLOGY AND ENVIRONMENT, INC.
                          CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                  Year ended July 31,
                                                                  -------------------

                                                           1996          1995          1994
                                                           ----          ----          ----
Cash flows from operating activities:
   Net income                                            $1,160,207    $2,153,844    $4,551,648
   Adjustments to reconcile net income to net cash
      provided by operating activities:
     Depreciation                                         1,734,442     1,980,697     1,916,617
     (Gain) loss on sale of assets                            5,739       (56,525)       ---
     (Gain) loss on sale of investment securities            (1,534)      (13,145)          182
     Net foreign exchange loss                              123,506        ---           ---
     (Benefit) Provision for contract adjustments          (137,589)      (32,511)      804,908
     (Increase) decrease in:
       - contracts receivable                             1,165,608    10,718,923    (8,803,549)
       - other current assets                               545,643       (85,615)      (18,427)
     Increase (decrease) in:
       - accounts payable                                (1,355,221)     (915,477)      963,767
       - accrued payroll costs                             (307,935)   (1,079,038)      773,210
       - other accrued liabilities                         (685,856)     (701,882)      139,843
       - income taxes payable                                ---         (170,776)      170,776
     Other, net                                               9,991       (46,722)       67,350
                                                       ------------- ------------- -------------
   Net cash provided by operating activities              2,257,001    11,751,773       566,325
                                                       ------------- ------------- -------------
Cash flows provided by (used in) investing activities:
   Purchase of property, building and equipment, net       (915,270)   (1,643,279)   (6,860,128)
   Proceeds from sale of assets                              12,597       218,222        ---
   Purchase of investment securities                     (2,438,326)   (4,334,164)     (196,248)
   Proceeds from maturity of investment securities        1,600,000        ---           ---
   Proceeds from sale of investment securities              570,423     1,303,468        49,442
   Investment in China joint venture                         ---           ---         (300,000)
                                                       ------------- ------------- -------------
   Net cash used in investing activities                 (1,170,576)   (4,455,753)   (7,306,934)
                                                       ------------- ------------- -------------
Cash flows provided by (used in) financing activities:

   Dividends paid                                        (1,296,926)   (1,324,317)   (1,141,447)
   Proceeds from issuance of long-term debt                  ---           ---          750,000
   Repayment of long-term debt                              (87,500)     (562,501)      (59,375)
   Issuance of common stock                                  28,901        ---           39,512
   Repurchase of common stock                            (1,308,515)     (141,485)      (19,470)
                                                       ------------- ------------- -------------
   Net cash used in financing activities                 (2,664,040)   (2,028,303)     (430,780)
                                                       ------------- ------------- -------------
Net increase (decrease) in cash and cash equivalents     (1,577,615)    5,267,717    (7,171,389)
Cash and cash equivalents at beginning of year            9,658,139     4,390,422    11,561,811
                                                       ------------- ------------- -------------
Cash and cash equivalents at end of year                 $8,080,524    $9,658,139    $4,390,422
                                                       ============= ============= =============
The accompanying notes are an integral part of these financial statements.

                         ECOLOGY AND ENVIRONMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Description of business

    Ecology and Environment, Inc. (the Company) is an environmental consulting and testing firm whose underlying philosophy is to provide a broad range of environmental consulting services worldwide so that sustainable economic and human development may proceed with minimum negative impact on the environment. These services include environmental audits and impact assessments, hazardous material site evaluations and response programs water and groundwater monitoring, laboratory analyses, environmental infrastruction planning and many other projects provided by the Company's multidisciplinary professional staff. Gross revenues reflected in the Company's consolidated statement of income represent services rendered for which the Company maintains a primary contractual relationship with its customers. Included in gross revenues are certain services outside the Company's normal operations which the Company has elected to subcontract to other contractors. The costs relative to such subcontract services are deducted from gross revenues to derive net revenues.

    During fiscal years ended July 31, 1996, 1995 and 1994, the percentage of total net revenues derived from contracts exclusively with the United States Environmental Protection Agency (EPA) were 48%, 47% and 40%, respectively. The Company's Technical Assistance Teams (TAT) and Superfund Technical Assessment and Response Team (START) contracts accounted for the majority of the EPA net revenue. The percentage of net revenues derived from contracts with the United States Department of Defense (DOD) were 20%, 17% and 18% for fiscal years ended July 31, 1996, 1995 and 1994, respectively.

2.  Summary of significant accounting principles

    a.  Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Also reflected in the financial statements are the Company's 66-2/3% ownership in the assets of a nonoperating subsidiary, Ecology and Environment of Saudi Arabia Ltd. (EESAL) and a 50% ownership in the operating joint venture, Beijing Yi Yi Ecology and Engineering Co. Ltd. which are being accounted for under the equity method. All significant intercompany transactions and balances have been eliminated. Certain amounts in the prior years' consolidated financial statements and notes have been reclassified to conform with the current year presentation.

     b.	Use of estimates

     	The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    c.  Revenue recognition

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

        Revenues related to long-term government contracts are subject to audit by an agency of the United States government. Government audits have been completed through fiscal year 1989 and are currently in process for fiscal years 1990 through 1992. The majority of the balance in the allowance for contract adjustments accounts represent a reserve against possible adjustments for fiscal years 1990 through 1996.

    d.  Investment securities

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

    e.  Property, building and equipment, depreciation and amortization

        Property, building and equipment are stated at cost. Office furniture and all equipment are depreciated on the straight-line method for book purposes, excluding computer equipment which is depreciated on the accelerated method for book purposes, and on accelerated methods for tax purposes over the estimated useful lives of the assets (three to seven years). The headquarters building is depreciated on the straight line method for both book and tax purposes over an estimated useful life of 32 years. Its components are depreciated over their estimated useful lives ranging from 7 to 15 years. The analytical services center building and warehouse is depreciated on the straight line method over an estimated useful life of 40 years for both book and tax purposes. Leasehold improvements are amortized for book purposes over the terms of the leases or the estimated useful lives of the assets, whichever is shorter, and over approximately 30 years for tax purposes. Expenditures for maintenance and repairs are charged to expense as incurred. Expenditures for improvements are capitalized.

     	When property or equipment is retired or sold, any gain or loss on the transaction is reflected in the current year's earnings.

    f.	Fair value of financial instruments

     	The carrying amount of cash and cash equivalents, contracts receivable and accounts payable at July 31, 1996 approximates fair value because of the short maturity of those instruments. The amortized cost and estimated fair value of investment securities available for sale are fully described in Note 4. Long-term debt consists of third party borrowings by the Company. Based on the Company's assessment of the current financial market and corresponding risks associated with the debt, management believes that the carrying amount of long-term debt at July 31, 1996 approximates fair value.

     g.	Translation of foreign currencies

     	The financial statements of foreign subsidiaries where the local currency is the functional currency are translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for results of operations. Adjustments resulting from translation of financial statements did not materially impact the financial statements for fiscal years 1996, 1995 and 1994.

     	The financial statements of foreign subsidiaries located in highly inflationary economies are remeasured as if the functional currency were the U.S. dollar. The remeasurement of local currencies into U.S. dollars creates translation adjustments which are included in net income and amounted to $123,506 in fiscal year 1996 and $0 for fiscal years 1995 and 1994.

     h. Income taxes

        In the first quarter of fiscal year 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", which changed its method of accounting for income taxes from the deferred method to the liability method. The cumulative effect of the implementation of SFAS No. 109 resulted in a $117,690 decrease in the Company's net deferred tax assets in fiscal year 1994. Under the liability method, a deferred tax liability or asset is recognized for the tax consequences of all events that have been recognized in the financial statements. The deferred tax consequences of such events are equal to the expected amount of taxes payable or refundable in future years, based upon tax laws currently in effect. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized. Since in some cases management has utilized estimates, the amount of the deferred tax assets considered realizable could be reduced in the near term.

    i.  Pension costs

        The Company has a non-contributory defined contribution plan providing deferred benefits for substantially all of the Company's employees. Additionally, in fiscal year 1995, the Company implemented a supplemental defined benefit and contribution plan to provide deferred benefits for senior executives of the Company. Benefits under the defined benefit plan are based on years of service and average compensation. The annual expense of the Company's defined contribution plan is based on a percentage of eligible wages as authorized by the Company's Board of Directors. Accrued benefits under the defined benefit plan are funded in accordance with the minimum funding requirements of the Employee Retirement Income Security Act. Benefits under the defined contribution plan are funded as accrued.

     	In September 1995, the Company made the decision to terminate the defined benefit plan. This plan was primarily settled in July 1996. In July 1996, the Company made the decision to terminate the supplemental defined benefit plan for senior executives. This event did not materially impact the financial results for fiscal year 1996.

     	The Company does not offer any benefits that would result in a liability under either SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" or SFAS No. 112 "Employers' Accounting for Postemployment Benefits".

    j.  Net income per common share

        The computations of net income per common share are based upon the weighted average of Class A and B common shares outstanding during each period restated in fiscal years prior to 1995 for the 5% stock dividend distributed on August 30, 1994.

3.  Cash and cash equivalents

    The Company's policy is to invest cash in excess of operating requirements in income-producing short-term investments. At July 31, 1996 short-term investments consist of commercial paper and money market funds. At
    July 31, 1995 short term investments consist of commercial paper. These investments are carried at cost. Short-term investments amounted to approximately $6,557,000 and $7,100,000 at July 31, 1996 and 1995,
    respectively, and are reflected in cash and cash equivalents in the accompanying consolidated balance sheet and statement of cash flows.

    For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. Cash paid for interest amounted to $70,445, $104,421, and $66,181 in fiscal years 1996, 1995 and 1994, respectively. Cash paid for income taxes amounted to $442,000, $1,969,248 and $2,868,633 in fiscal years 1996, 1995 and 1994, respectively.

4.  Investment securities

    The amortized cost and estimated fair values of investment securities were as follows:
                                               Gross        Gross     Estimated
                                 Amortized   unrealized   unrealized    fair
                                   cost        gains        losses      value

    July 31, 1996

    Investment securities
      available for sale:
    Mutual funds  		 $2,452,993   $ 3,203	  $36,005    $2,420,191
    Municipal notes and bonds	  1,581,321     2,424	    4,472     1,579,273
    U.S. Treasury Interest-
      Only Strips		  1,497,105         -	      492     1,496,613
    Federal agency obligations	    997,189     9,538	        -     1,006,727
     				 ----------   --------	  --------   ----------
     				 $6,528,608   $15,165	  $40,969    $6,502,804
     				 ==========   ========	  ========   ==========

    July 31, 1995

    Investment securities
      available for sale:
    Mutual funds                 $2,492,564   $    -    $  21,691    $2,470,873
    Municipal notes and bonds     2,301,011     3,208       2,557     2,301,662
    U.S. Treasury notes and
      bills                       1,465,587    33,860        -        1,499,447
                                 ----------  ---------  ----------   ----------
                                 $6,259,162  $ 37,068    $ 24,248    $6,271,982
                                 ==========  =========  ==========   ==========


    The amortized cost and estimated fair value of debt securities available for sale by contractual maturity as of July 31, 1996 were as follows:

                                                        Amortized    Estimated
                                                           cost      fair value

    Due in one year or less			       $  202,613    $  201,550
    Due after one year through five years               3,247,255     3,255,664
    Due after five years through ten years 		  125,747	125,399
    Due after ten years					  500,000	500,000
     						       ----------    ----------
     							4,075,615     4,082,613
    Mutual Funds Available for Sale			2,452,993     2,420,191
     						       ----------    ----------
     						       $6,528,608    $6,502,804
     						       ==========    ==========

    Proceeds, gross realized gains and losses from the sale of investment securities were $570,423, $1,567 and $33, respectively, in fiscal year 1996, $1,303,468, $15,237 and $2,092, respectively, in fiscal year 1995 and $49,442, $0 and $182, respectively, in fiscal year 1994.

    The unrealized investment securities loss and unrealized investment securities gain, net of applicable income taxes, at July 31, 1996 and 1995 of $15,482 and $7,166, respectively, are reflected in retained earnings in the consolidated balance sheet.

5.  Contract receivables, net
                                                     July 31,

                                               1996            1995

    United States government -
      Billed                              $ 7,720,240      $ 7,253,451

      Unbilled                              6,956,133        9,366,677
                                          ------------     ------------
                                           14,676,373       16,620,128
                                          ------------     ------------
    Industrial customers and state
    and municipal governments -
      Billed                                6,174,195        3,904,639

      Unbilled                              3,837,327        4,876,597
                                          ------------     ------------
                                           10,011,522        8,781,236
                                          ------------     ------------
    Less allowance for contract
      adjustments                            (991,859)        (545,893)
                                          ------------     ------------

                                          $23,696,036      $24,855,471
                                          ============     ============


    United States government receivables arise from long-term U.S. government prime contracts and subcontracts. Unbilled receivables result from revenues which have been earned, but are not billed as of period-end. The above unbilled balances are comprised of incurred costs plus fees not yet processed and billed; and differences between year-to-date provisional billings and year-to-date actual contract costs incurred and fees earned of approximately $2,907,000 at July 31, 1996 and $3,076,000 at July 31, 1995. Unbilled contracts receivable are reduced by billings in excess of costs incurred of $2,573,000 at July 31, 1996 and $910,000 at July 31, 1995. Management anticipates that the July 31, 1996 unbilled receivables will be substantially billed and collected in fiscal 1997. Within the above billed balances are contractual retainages in the amount of approximately $1,457,000 at July 31, 1996 and $1,308,000 at July 31, 1995.
    Included in other accrued liabilities is an additional allowance for contract adjustments relating to potential cost disallowances on amounts billed and collected of approximately $1,848,000 at July 31, 1996 and $2,578,000 at July 31, 1995.

6.  Property, building and equipment, net

                                                       July 31,

                                                1996              1995

    Land                                   $   528,320       $   528,320
    Buildings                               12,786,490        12,680,520
    Laboratory and other equipment           5,817,301         5,643,381
    Data processing equipment		     6,440,922 	       6,094,694
    Office furniture and equipment	     4,234,369	       4,114,857
    Leasehold improvements and other	     1,339,865 	       1,314,684
     					   ------------	     ------------
     					    31,147,267	      30,376,456
    Less accumulated depreciation
      and amortization			   (17,674,040)	     (16,062,155)
     					   ------------	     ------------

     					   $13,473,227	     $14,314,301
     					   ============	     ============

7.  Line of credit

    The Company has an unsecured $10,000,000 line of credit available which is subject to annual renewal and which bears interest at the prime rate. No borrowings on the line of credit were outstanding at July 31, 1996 and July 31, 1995 and none were required during fiscal years 1996 and 1995.

8.  Long-term debt

    During fiscal year 1994, the Company obtained industrial revenue bond capital lease financing in the amount of $750,000 to finance a portion of the cost of the newly constructed analytical services facility. The lease is collateralized by a portion of the land and the analytical services facility building in an amount equal to the bond. The bond is payable in equal monthly principal installments of $3,125 through 2014 and bears interest at the borrower's base rate which approximates prime (8.25% at July 31, 1996). In addition, the Company must meet certain financial ratio covenants relating to current assets to current liabilities and debt to tangible net worth. At July 31, 1996 the Company was in compliance with all financial ratio covenants. The balance outstanding on this bond at July 31, 1996 and 1995 was $665,625 and $703,125, respectively.

    During fiscal year 1988, the Company obtained industrial revenue bond capital lease financing in the amount of $1,000,000 to finance a portion of the cost of the newly constructed corporate headquarters. The lease is collateralized by a portion of the land and the corporate headquarters building in an amount equal to the bond. The bond is payable in equal monthly principal installments of $4,167 through 2008 and bears interest at the borrower's base rate which approximates prime (8.25% at July 31, 1996). In February 1995, the Company made a $475,000 lump-sum payment on this bond. The balance outstanding on this bond at July 31, 1996 and 1995 was $116,666 and $166,666, respectively.

    The current portion of long-term debt at July 31, 1996 in the amount of $87,500 is included in other accrued liabilities in the accompanying consolidated balance sheet.

9.  Income taxes

    The provision for income taxes differs from the federal statutory rate due to the following:
                                                         Fiscal year

                                                1996        1995        1994

    Statutory rate                              34.0%       34.0%       34.0%
    State income taxes, less federal
        effect                                   5.3%        5.4         4.7
    Other				         5.1%	      -           .2
                                                -----       -----       -----

    Effective tax rate                          44.4%       39.4%       38.9%
                                                =====       =====       =====


    Deferred tax assets (liabilities) included in other current assets were comprised of the following:

                                                            July 31,

                                                      1996            1995

    Allowance for contract adjustments             $1,178,465 	   $1,276,453
    Vacation and compensatory time                    598,085	      720,495
    Excess depreciation                               216,969	      217,373
    Other                                              78,463	       37,574
                                                   -----------	   -----------
      Gross deferred tax assets                     2,071,982       2,251,895

    State income taxes                               (119,233)       (134,035)
    Other                                             (53,193)        (87,844)
                                                   -----------	   -----------
      Gross deferred tax liabilities                 (172,426)       (221,879)
                                                   -----------	   -----------
    Net deferred current asset                     $1,899,556	   $2,030,016
      						   ===========	   ===========

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

     	During the three year period ended July 31, 1996, 37,250, 19,500 and 21,315 options were granted at prices of $7.25, $9.00 and $12.38, respectively. Exercised options during the same period amounted to 5,238, 0 and 3,985, respectively, in the price range between $5.65 and $13.10. Canceled and expired options during the same period amounted to 24,380, 13,525 and 1,942, respectively, in the price range between $5.65 and $16.08. Options outstanding at the end of the same period were 182,813, 175,181 and 169,206, respectively, in the price range between $5.65 and $16.08.

     	Of the options outstanding at July 31, 1996, 90,710 are currently exercisable at prices ranging between $10.48 and $16.08. Shares available for future grants under this plan amounted to 22,014 at July 31, 1995. A total of 209,390 shares were authorized for granting under the plan. The plan terminated in March 1996 and no options can be granted after that date.

11. Lease commitments

    The Company rents certain office facilities and equipment under noncancelable operating leases. The Company also rents certain facilities for servicing project sites over the term of the related long-term government contracts. These contracts provide for reimbursement of any remaining rental commitments under such lease agreements in the event that the government terminates the contract.

    At July 31, 1996, future minimum rental commitments, net of estimated amounts allocable to government contracts with rental cost reimbursement clauses, were as follows:

        Fiscal year             Gross          Reimbursable          Net

           1997              $1,824,254          $830,123          $994,131
           1998               1,424,189           725,201           698,988
           1999               1,350,599           712,932           637,667
           2000               1,134,409           704,168           430,241
           2001                 526,840           342,242           184,598

    Gross rental expense under the above lease commitments for 1996, 1995, and 1994 was $1,951,645, $2,637,185, and $2,882,597, respectively.


12. Pension plans

     a.  Defined benefit plan

         The Company's pension expense associated with this plan for fiscal years ended July 31, 1996, 1995, and 1994 was $1,110,500, $470,996,
         and $521,597, respectively. The increase in fiscal year 1996 expenses is attributable to the curtailment and partial settlement of this plan in accordance with SFAS No. 88 "Employers Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and Termination Benefits."

         Pension cost of this plan includes the following cost components:

                                                 1996        1995       1994

         Service cost -
     	   benefits earned during the period   $ 65,100   $408,900    $385,000
         Interest costs on projected benefit
           obligation				258,200    342,100     325,300
         Actual return on plan assets	       (201,900)  (351,212)     22,113
         Net amortization and deferral	       (160,500)    71,208    (210,816)
         Curtailment and Settlement Cost      1,149,600      ---         ---
     	                                     -----------  ---------   ---------

         Net periodic pension cost	     $1,110,500   $470,996    $521,597
     	   				     ===========  =========   =========

     	 Data relating to the funding position of this plan were as follows:

     	                                                   July 31,

                                                     1996             1995

         Actuarial present value of:
         Vested benefit obligations                $942,186        $2,680,500
     	 Nonvested benefit obligations                ---             337,400
     	 					  -----------      -----------
         Accumulated benefit obligations            942,186         3,017,900
     	 Benefits attributable to future
          salaries                                    ---           1,453,600
     	 					  -----------	   -----------

         Projected benefit obligations              942,186         4,471,500
         Plan assets at fair value                  131,725         4,026,596
     	 					  -----------	   -----------
         Excess of projected benefit
           obligations over plan assets             810,461           444,904
     	 					  -----------	   -----------
         Remaining unrecognized net asset
           at transition                              ---              11,431
         Unrecognized experience loss                 ---            (923,861)
         Unrecognized prior service costs             ---             224,903
           					  -----------	   -----------
         Net accrued pension (asset) liability     $810,461        $ (242,623)
     	 					  ===========	   ===========

     	 The discount rate used in determining the actuarial present value of the above benefit obligations were 6.72% and 7.5%, respectively, for fiscal years 1996 and 1995. The rate of increase of future compensation levels and the expected long-term rate of return on plan assets was 5% and 9%, respectively, for fiscal year 1995.

    b.   Defined contribution plan

         Contributions to the defined contribution plan are discretionary and determined annually by the Board of Directors. The total expense under the plan for fiscal years 1996, 1995, and 1994 was $985,198, $1,786,857, and $1,722,959, respectively.

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

                        ECOLOGY AND ENVIRONMENT, INC.

                                SCHEDULE VIII
                        Allowance for Doubtful Accounts
                  Years Ended July 31, 1996, 1995, and 1994



                            Balance at     Charged to                  Balance
                            Beginning       Cost and                   at End
     Year Ended             of Period       Expense     Deduction      of Year


    July 31, 1996           $3,123,709    $ (137,589)  $  146,445   $2,839,675

    July 31, l995           $4,070,326    $  (32,511)  $  914,106   $3,123,709

    July 31, 1994           $4,318,418    $  804,908   $1,053,000   $4,070,326

Selected quarterly financial data (Unaudited)
---------------------------------------------
                                                         Quarter
                            --------------------------------------------------


                              First       Second        Third       Fourth
                              -----       ------        -----       ------
(In thousands, except per share information)

        1996
        ----

Gross revenues              $19,759      $16,276       $15,797      $17,991
Net revenues                 17,210       14,451        14,540       15,368
Income from operations          817          470           151           73
Income before income taxes      977          671           202          237
Net income                      544          410            60          146
Net income per common share   $0.13        $0.10         $0.02        $0.04
Cash dividends declared per
  common share                $  --        $0.16         $  --        $0.16



        1995
        ----

Gross revenues              $26,322      $21,811       $20,962      $22,417
Net revenues                 21,937       18,773        18,469       18,536
Income from operations        1,793          974           175           32
Income before income taxes    1,870        1,128           329          225
Net income                    1,130          699           192          133
Net income per common share   $0.27        $0.17         $0.05        $0.03
Cash dividends declared per
  common share                $  --        $0.16         $  --        $0.16

Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

				None.


                                   PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, ages and positions of the Directors and executive officers of the Company.


	  Name			   Age	     Position

          Gerhard J. Neumaier 	   59	     President and Director

          Frank B. Silvestro  	   59	     Executive Vice President and
                                             Director

          Gerald A. Strobel   	   56	     Executive Vice President of
                                             Technical Services and Director

          Ronald L. Frank     	   58	     Executive Vice President of
                                             Finance, Secretary, Treasurer
                                             and Director

          Gerard A. Gallagher, Jr. 65	     Senior Vice President of
                                             Special Projects and Director

          Roger J. Gray	      	   55	     Senior Vice President

          Laurence M. Brickman	   52	     Senior Vice President

          Harvey J. Gross     	   68	     Director

          Ralph Bookbinder    	   66	     Director

          Ross M. Cellino     	   64	     Director

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

     Mr. Silvestro is a founder of the Company and has served as a Vice President and a Director since its inception in 1970. In August 1986, he became Executive Vice President. Mr. Silvestro has a B.A. in physics and an M.A. in biophysics.

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


Item 11.  EXECUTIVE COMPENSATION

     There is shown below information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended July 31, 1994, 1995 and 1996 of those persons who were at July 31, 1996 (i) the chief executive officer and (ii) the four other most highly compensated executive officers with annual salary and bonus for the fiscal year ended July 31, 1996 in excess of $100,000. In this report, the five persons named in the table below are referred to as the "Named Executives".

                              	       SUMMARY COMPENSATION TABLE

                              ANNUAL COMPENSATION                                LONG-TERM COMPENSATION

                                                                 STOCK INCENTIVE   LONG-TERM      ALL
   NAME AND                   FISCAL                                 OPTIONS     COMPENSATION    OTHER
   PRINCIPAL POSITION         YEAR    SALARY   BONUS (1)   OTHER     (SHARES)       PAYOUTS       (2)

                                                            <C
   Gerhard J. Neumaier 	      1996   $216,632    -0-	    -0-        -0-           -0-          7,611
   President and Director     1995   $220,118  $28,200      -0-        -0-           -0-     	 12,213
       	       	       	      1994   $213,687  $62,000      -0-	       -0-    	     -0-       	 12,435

   Frank B. Silvestro  	      1996   $196,949    -0-	    -0-	       -0-    	     -0-     	  6,841
   Executive VP and Director  1995   $200,118  $28,200      -0-        -0-           -0-     	 11,149
                              1994   $194,270  $62,000      -0-	       -0-           -0-     	 12,375

   Ronald L. Frank     	      1996   $196,949    -0-	    -0-	       -0-    	     -0-     	  6,841
   Executive Vice President   1995   $200,118  $28,200      -0-	       -0-           -0-     	 11,149
   of Finance, Secretary      1994   $194,270  $62,000      -0-	       -0-           -0-     	 12,375
   Treasurer and Director

   Gerald A. Strobel          1996   $196,949    -0-	    -0-	       -0-    	     -0-     	  6,841
   Executive Vice President   1995   $200,118  $28,200      -0-	       -0-           -0-     	 11,156
   of Technical Services      1994   $194,270  $62,000      -0-	       -0-           -0-     	 12,375
   and Director

   Gerard A. Gallagher, Jr.   1996   $174,226    -0- 	    -0-	       -0-    	     -0-     	  5,938
   Senior Vice President      1995   $177,268  $20,000      -0-	       -0-           -0-          9,843
   of Special Projects and    1994   $172,088  $43,900	    -0-	       -0-           -0-         11,339
   Director

   (1) 	Amounts earned for bonus compensation determined by the Board of Directors.
   (2)	Represents group term life insurance premiums, contributions made by the Company to its	 Defined
        Contribution Plan and Defined Contribution Plan SERP accruals on behalf of each of the Named
        Executives.

None of the Company's executive officers have employment agreements. Directors who are not employees of the Company are paid an annual fee of $20,826 payable quarterly.

Compensation Pursuant to Plans

     Pension Plan. In September 1995, the Company decided to terminate its Defined Benefit Pension Plan (the "Pension Plan"). The termination of the Pension Plan was primarily settled by July 1996.

     Defined Contribution Plan. The Company maintains a Defined Contribution Plan ("the DC Plan") which is qualified under the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code") pursuant to which the Company contributes an amount not in excess of 15% of the aggregate compensation of all employees who participate in the DC Plan. All employees, including the executive officers identified under "Executive Compensation", are eligible to participate in the plan, provided that they have attained age 21 and completed one year of employment with at least 1,000 hours of service. The amounts contributed to the plan by the Company are allocated to participants based on a ratio of each participant's points to total points of all participants determined as follows: one point per $1,000 of compensation plus two points per year of service completed prior to August 1, 1979, and one point for each year of service completed after August 1, 1979.

     Supplemental Retirement Plan. In April 1994, the Board of Directors of the Company, in response to changes in the tax code, voted to establish a Supplemental Executive Retirement Plan ("SERP") for purposes of providing retirement benefits to employees including officers of the Company whose retirement benefits under the DC Plan are reduced as a result of the $150,000 compensation limitation imposed by the tax code change. This plan is a non-qualified plan which provides benefits that would have been lost from the DC Plan due to the imposition of the compensation restriction.

Incentive Stock Option Plan

     In February 1986, the Company adopted an Incentive Stock Option Plan (the "Option Plan") under which key employees, including officers, of the Company may be granted options to purchase up to an aggregate of 100,000 shares of Class A Common Stock. During the fiscal year ending July 31, 1990, the shareholders of the Company authorized an additional 100,000 shares, bringing the aggregate to 200,000 shares of Class A Common Stock currently authorized to be issued under the Plan. The anti-dilution provisions of the plan resulted in an increase of 9,390 shares upon distribution of the stock dividend distributed by the company on August 30, 1994 to shareholders of record on August 1, 1994. See Note 10 of "Notes to Consolidated Financial Statements". The plan terminated in March 1996 and no options can be granted after that date. The Board of Directors administers the Option Plan and has authority to determine the persons to whom options are to be granted, the number of shares to be covered by each option, the time at which each option shall be granted, the exercise price and the time during which options may be exercised. The Option Plan is designed to qualify as an "incentive stock option plan" under
Section 422A of the Internal Revenue Code.

     The option exercise price must be at least 100% of the fair market value per share of the Company's Class A Common Stock, as determined by the Board of Directors on the date of grant. The exercise price may be paid in cash or with previously owned shares of Class A Common Stock or both. The options are exercisable commencing after a minimum holding period of not more than five years after the date of grant and expire after ten years from the date of grant as determined by the Board of Directors. The exercise price of options granted to employees possessing more than 10% of the combined voting power of all classes of capital stock on the effective date of the grant must be not less than 110% of fair market value on the date of grant, and the options may not be exercised more than five years after the date of grant. The Named Executive officers found in the Summary Compensation Table have not been granted any options pursuant to the Option Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The following table sets forth, as of September 30, 1996, the number of outstanding shares of Class A Common Stock and Class B Common Stock of the Company beneficially owned by each person known by the Company to be the beneficial owner of more than 5 percent of the then outstanding shares of Common Stock:

     	       	    	 Class A Common Stock       Class B Common Stock

     	       	    	 Nature and   Percent       Nature and
     	       	    	 Amount of      of          Amount of
     	       	    	 Beneficial   Class As      Beneficial	 Percent
     	       	    	 Ownership    Adjusted      Ownership      of
Name and Address(1) 	    (2)         (3)            (2)    	 Class

Gerhard J. Neumaier*  	   346,944     14.0%	      345,894	  18.8%

Frank B. Silvestro*   	   288,937     11.9%	      288,937	  15.7%

Ronald L. Frank*      	   269,976     11.3%	      262,394	  14.3%

Gerald A. Strobel*    	   270,796     11.3%	      270,796	  14.7%

Franklin Resources, Inc.   330,000     15.48%               0  	     0

*  See Footnotes in next table

(1) The address for Gerhard J. Neumaier, Frank B. Silvestro, Ronald L. Frank and Gerald A. Strobel is c/o Ecology and Environment, Inc., 368 Pleasant View Drive, Lancaster, New York 14086, unless otherwise indicated. The address for Franklin Resources, Inc. is 777 Mariners Island Blvd., P. O. Box 7777, San Mateo, California 94403-7777.

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

(3) There are 2,130,872 shares of Class A Common Stock outstanding and 1,837,558 shares of Class B Common Stock issued and outstanding as of September 30, 1996. The figures in the "as adjusted" columns are based upon these totals and except as set forth in the preceding sentence, upon the assumptions described in footnote 2 above.

SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Company's Class A Common Stock and Class B Common Stock as of September 30, 1996, by (i) each Director of the Company and (ii) all Directors and officers of the Company as a group.

                         Class A Common Stock       Class B Common Stock

                         Nature and    Percent      Nature and
                         Amount of       of         Amount of
                         Beneficial   Class As      Beneficial	  Percent
                         Ownership    Adjusted      Ownership	  of
Name(1)                   (2)(3)        (4)           (2)(3)  	  Class

Gerhard J. Neumaier
(5)(13)			 346,944    	14.0%	      345,894	   18.8%

Frank B. Silvestro	 288,937	11.9%	      288,937	   15.7%
(13)

Ronald L. Frank		 269,976	11.3%	      262,394	   14.3%
(6)(13)

Gerald A. Strobel	 270,796	11.3%	      270,796	   14.7%
(7)(13)

Harvey J. Gross (8)	  94,887	 4.3% 	       94,887	    5.2%

Gerard A. Gallagher, Jr.  76,987	 3.5%	       76,646       4.2%

Ralph Bookbinder (9)	  18,200          *	       17,850	    1.0%

Ross M. Cellino (10)	  13,206    	  *	        1,050 	     *

Directors and officers
as a Group (11)(12)    1,397,195	39.9%       1,372,043	   74.7%
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

(3) Each named person and all Directors and officers as a group are deemed to be the beneficial owners of securities that may be acquired within 60 days through the exercise of exchange or conversion rights. The shares of Class A Common Stock issuable upon conversion by any such shareholder are not included in calculating the number of shares or percentage of Class A Common Stock beneficially owned by any other shareholder. Moreover, the table gives effect to only 2,965 shares of Class A Common Stock of the total 90,710 shares of Class A Common Stock that may be issued pursuant to the Company's Incentive Stock Option Plan, which may be purchased within the next 60 days pursuant to vested options granted to one officer.

(4) There are 2,130,872 shares of Class A Common Stock outstanding and 1,837,558 shares of Class B Common Stock outstanding as of September 30, 1996. The figure in the "as adjusted" columns are based upon these totals and except as set forth in the preceding sentence, upon the assumptions described in footnotes 2 and 3 above.

(5) Includes 525 shares of Class A Common Stock owned by Mr. Neumaier's spouse, as to which he disclaims beneficial ownership. Includes 525 shares of Class A Common Stock owned by Mr. Neumaier's Individual Retirement Account. Does not include any shares of Class A Common Stock or Class B Common Stock held by Mr. Neumaier's adult children.

(6) Includes 7,850 shares of Class B Common Stock owned by one of Mr. Frank's children and 5,067 shares of Class A Common Stock owned by one of Mr. Frank's children as to which he disclaims beneficial ownership. Does not include any shares of Class A Common Stock or Class B Common Stock held by Mr. Frank's other adult children. Includes 41,625 shares of Class B Common Stock owned by Mr. Frank's former spouse as to which he disclaims beneficial ownership except for the right to vote the shares which he retains pursuant to an agreement with his former spouse. Includes 515 shares of Class A Common Stock owned by Mr. Frank's individual retirement account.

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

(11) Does not include 49,932 shares (19,475 shares of Class A Common Stock and 30,457 shares of Class B Common Stock) owned by the Company's Defined Contribution Plan of which Messrs. Gerhard J. Neumaier, Frank, Silvestro and Strobel constitute four of the five trustees of each Plan.

(12) Includes 1,181 shares of Class A Common Stock which may be issued upon exercise of a stock option granted to one officer in July 1988, pursuant to the Company's Incentive Stock Option Plan; includes 892 shares of Class A Common Stock which may be issued upon exercise of a stock option granted to one officer in July 1990, pursuant to the Company's Incentive Stock Option Plan; includes 892 shares of Class A Common Stock which may be issued upon exercise of a stock option granted to one officer in September 2, 1991 pursuant to the Company's Incentive Stock Option Plan; does not include 787 shares of Class A Common Stock which may be issued upon the exercise of a stock option granted to one officer in November 2, 1992 pursuant to the Company's Incentive Stock Option Plan; does not include 630 shares of Class A Common Stock which may be issued upon the exercise of a stock option granted to one officer in April 2, 1994 pursuant to the Company's Incentive Stock Option Plan; does not include 600 shares of Class A Common Stock which may be issued upon the exercise of a stock option granted to one officer in December 2, 1994 pursuant to the Company's Incentive Stock Option Plan; does not include 2,400 shares of Class A Common Stock which may be issued upon the exercise of stock options granted to two (2) officers in December 1995 pursuant to the Company's Incentive Stock Option Plan.

(13) Subject to the terms of the Restrictive Agreement. See "Security Ownership of Certain Beneficial Owners-Restrictive Agreement".

Restrictive Agreement

     	    Messrs. Gerhard J. Neumaier, Silvestro, Frank, and Strobel entered into a Stockholders' Agreement in 1970 which governs the sale of an aggregate of 1,277,018 shares Class B Common Stock owned by them, the former spouse of one of the individuals and the children of the individuals. The agreement provides that prior to accepting a bona fide offer to purchase all or any part of their shares, each party must first allow the other members to the agreement the opportunity to acquire on a pro rata basis, with right of over-allotment, all of such shares covered by the offer on the same terms and conditions proposed by the offer.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          None.


                                   PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENTS

(a)  1.  Financial Statements                          	    Page

     	 Report of Independent Accountants		     17

     	 Consolidated Balance Sheet -
     	 July 31, 1996 and 1995	   			     18

     	 Consolidated Statement of Income
     	 for the fiscal years ended July 31, 1996,
     	 1995 and 1994	      	   			     19

     	 Consolidated Statement of Changes in
     	 Shareholders' Equity for the fiscal years
     	 ended July 31, 1996, 1995 and 1994		     20

     	 Consolidated Statement of Cash Flows for
     	 the fiscal years ended July 31, 1996,
     	 1995 and 1994	      	   			     21

     	 Notes to Consolidated Financial Statements	     22

     2.  Financial Statement Schedule

     	 Schedule VIII - Allowance for
     	 Doubtful Accounts    	   			     33

(b)  Selected Quarterly Financial Data (Unaudited)	     34

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

(5) Filed herewith.


(b)  Reports on Form 8-K

     Registrant has not filed any reports on Form 8-K during the fourth quarter ended July 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, ECOLOGY AND ENVIRONMENT, INC. has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized:

Dated:  October 28, 1996      ECOLOGY AND ENVIRONMENT, INC.


   	                      	   By:  /S/  Gerhard J. Neumaier
     	                      	       Gerhard J. Neumaier, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

           Signature                   Title                    Date


 /S/  Gerhard J. Neumaier            President            October 28, 1996
      Gerhard J. Neumaier            (Chief Executive
                                     Officer)

 /S/  Frank B. Silvestro             Executive            October 28, 1996
      Frank B. Silvestro             Vice-President

 /S/  Gerald A. Strobel              Executive            October 28, 1996
      Gerald A. Strobel              Vice-President

 /S/  Ronald L. Frank                Secretary,           October 28, 1996
      Ronald L. Frank                Treasurer, Executive
                                     Vice-President of
                                     Finance
                                     (Principal Financial
                                     and Accounting Officer)

 /S/  Gerard A. Gallagher, Jr.       Senior Vice          October 28, 1996
      Gerard A. Gallagher, Jr.       President of
                                     Special Projects
                                     and Director

 /S/  Ralph Bookbinder               Director             October 28, 1996
      Ralph Bookbinder

 /S/  Harvey J. Gross                Director             October 28, 1996
      Harvey J. Gross

 /S/  Ross M. Cellino                Director             October 28, 1996
      Ross M. Cellino

Exhibit Index



Exhibit 23     		      Consent of Independent Accountants

                       Consent of Independent Accountants


We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33-41998) of Ecology and Environment, Inc. of our report dated October 2, 1996 appearing under Item 14 (a) 1. of this Form 10-K. We also consent to the reference to us under the heading "Experts" in such Registration Statement.




PRICE WATERHOUSE LLP

Buffalo, New York
October 25, 1996