Form 10-Q
period 1996-10-26
ECOLOGY & ENVIRONMENT INC
filed 1996-12-09
CIK 809933

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-Q
                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act in 1934


For Quarter Ended October 26, 1996                 Commission File #1-9065


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


Yes  ____X_____    No  __________


At December 1, 1996, 2,129,972 shares of Registrant's Class A Common Stock (par value $.01) and 1,833,758 shares of Class B Common Stock (par value $.01) were outstanding.

                                  ECOLOGY AND ENVIRONMENT, INC.
                                   CONSOLIDATED BALANCE SHEET
                                                               October 26,
                                                                  1996        July 31,
                                                               (Unaudited)      1996
                                                              ------------- -------------
          Assets
          --------
       Current assets:
         Cash and cash equivalents                              $6,125,188    $8,080,524
         Investment securities available for sale                6,943,293     6,502,804
         Contract receivables, net                              24,143,117    23,696,036
         Other current assets                                    2,881,805     3,126,539
                                                              ------------- -------------
                   Total current assets                         40,093,403    41,405,903

       Property, building and equipment, net                    13,299,183    13,473,227
       Other assets                                                698,642       695,890
                                                              ------------- -------------
                   Total assets                                $54,091,228   $55,575,020
                                                              ============= =============
       Liabilities and Shareholders' Equity
       ------------------------------------
       Current liabilities:
         Accounts payable                                       $2,396,102    $3,134,862
         Accrued payroll costs                                   3,091,879     4,120,264
         Other accrued liabilities                               2,285,361     2,157,556
                                                              ------------- -------------
                   Total current liabilities                     7,773,342     9,412,682

       Long-term debt                                              672,916       694,791

       Shareholders' equity
         Preferred stock, par value $.01 per share;
            authorized - 2,000,000 shares; no shares
            issued                                                    ---           ---
         Class A common stock, par value $.01 per
            share; authorized - 6,000,000 shares;
            issued - 2,306,172 and 2,304,747 shares                 23,061        23,047
         Class B common stock, par value $.01 per
            share; authorized - 10,000,000 shares;
            issued - 1,863,817 and 1,865,242 shares                 18,638        18,652
         Capital in excess of par value                         17,591,436    17,591,436
         Retained earnings                                      29,559,775    29,332,352
         Treasury stock - Class A common, 174,500 and
            169,000 shares; Class B common, 26,259
            shares in 1997 and 1996, at cost                    (1,547,940)   (1,497,940)
                                                              ------------- -------------
                   Total shareholders' equity                   45,644,970    45,467,547
                                                              ------------- -------------
                   Total liabilities and shareholders' equity  $54,091,228   $55,575,020
                                                              ============= =============

       The accompanying notes are an integral part of these financial statements.

                              ECOLOGY & ENVIRONMENT, INC.
                           CONSOLIDATED STATEMENT OF INCOME
                                    (Unaudited)
                                                     Three months ended
                                                     ------------------
                                                  October 26,  October 28,
                                                     1996         1995
                                                  ------------ ------------
       Gross revenues                             $16,752,137  $19,758,958
       Less: direct subcontract costs               2,610,912    2,548,938
                                                  ------------ ------------
       Net revenues                                14,141,225   17,210,020
                                                  ------------ ------------
       Operating costs and expenses:
        Cost of professional services
          and other direct operating
          expenses                                  8,056,713    9,609,017
        Administrative and indirect
          operating expenses                        3,647,381    4,177,973
        Marketing and related costs                 1,823,492    2,184,987
        Depreciation                                  401,239      420,504
                                                  ------------ ------------
                                                   13,928,825   16,392,481
                                                  ------------ ------------
       Income from operations                         212,400      817,539
       Interest expense                                15,996       18,922
       Interest income                                184,149      178,245
                                                  ------------ ------------
       Income before income taxes                     380,553      976,862
                                                  ------------ ------------
       Income tax provision (benefit):
          Federal                                      91,919      292,257
          State                                        25,389      100,357
          Deferred                                     35,822       39,842
                                                  ------------ ------------
                                                      153,130      432,456
                                                  ------------ ------------
       Net income                                    $227,423     $544,406
                                                  ============ ============

       Net income per common share                      $0.06        $0.13
                                                        =====        =====

       Weighted average common shares outstanding   3,968,738    4,116,692
                                                  ============ ============

       The accompanying notes are an integral part of these financial statements.

                                     ECOLOGY AND ENVIRONMENT, INC.
                                 CONSOLIDATED STATEMENT OF CASH FLOWS
                                            (Unaudited)
                                                                  Three months ended
                                                                  ------------------
                                                               October 26,   October 28,
                                                                  1996          1995
                                                               ------------  ------------
       Cash flows from operating activities:
          Net income                                              $227,423      $544,406
          Adjustments to reconcile net income to net cash
             provided by operating activities:
            Depreciation                                           401,239       420,504
            (Benefit) Provision for contract adjustments           (33,675)      118,451
            (Increase) decrease in:
              - contracts receivable                              (413,406)      987,343
              - other current assets                               244,734       322,072
            Increase (decrease) in:
              - accounts payable                                  (738,760)   (2,036,414)
              - accrued payroll costs                           (1,028,385)     (744,727)
              - other accrued liabilities                          127,805        47,342
            Other, net                                              (2,752)       12,472
                                                              ------------- -------------
          Net cash used in operating activities                 (1,215,777)     (328,551)
                                                              ------------- -------------
       Cash flows provided by (used in) investing activities:
          Purchase of property, building and equipment, net       (227,195)      (53,526)
          Purchase of investment securities                       (440,489)      (39,515)
          Proceeds from sale of investment securities               ---          500,149
                                                              ------------- -------------
          Net cash provided by (used in) investing activities     (667,684)      407,108
                                                              ------------- -------------
       Cash flows used in financing activities:
          Repayment of long-term debt                              (21,875)      (21,875)
          Repurchase of common stock                               (50,000)     (158,515)
                                                              ------------- -------------
          Net cash used in financing activities                    (71,875)     (180,390)
                                                              ------------- -------------
       Net decrease in cash and cash equivalents                (1,955,336)     (101,833)
       Cash and cash equivalents at beginning of year            8,080,524     9,658,139
                                                              ------------- -------------
       Cash and cash equivalents at end of year                 $6,125,188    $9,556,306
                                                              ============= =============

       The accompanying notes are an integral part of these financial statements.

                        ECOLOGY AND ENVIRONMENT, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of significant accounting principles

     a.  Consolidation

     The consolidated financial statements include the accounts of Ecology and Environment, Inc. (the Company) and its wholly-owned subsidiaries. Also reflected in the financial statements is the Company's 66-2/3% ownership in the assets of a nonoperating subsidiary, Ecology and Environment of Saudi Arabia Ltd. (EESAL), and a 50% ownership in the operating joint venture, Beijing Yi Yi Ecology and Engineering Co. Ltd. which are being accounted for under the equity method. All significant intercompany transactions and balances have been eliminated. The consolidated balance sheet at October 26, 1996 and the accompanying consolidated statements of income and of cash flows are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. The accompanying financial statements should be reviewed in conjunction with the Company's fiscal year ended July 31, 1996 audited financial statements.

     b.  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

     c.  Revenue Recognition

     Substantial amounts of the Company's revenues are derived from cost-plus-fee contracts and are recognized on the basis of costs incurred during the period, plus the fee earned. The fees under certain government contracts are determined in accordance with performance incentive provisions. Such awards are recognized at the time the amounts can be reasonably determined. Provisions for estimated contract adjustments relating to cost based contracts have been deducted from gross revenues in the accompanying consolidated statement of income. Such adjustments typically arise as a result of interpretations of cost allowability under cost based contracts. Revenues related to long-term government contracts are subject to audit by an agency of the United States government. Government audits have been completed through fiscal year 1989 and are currently in process for fiscal years 1990 through 1992. The majority of the balance in the allowance for contract adjustments accounts represents a reserve against possible adjustments for fiscal years 1990 through 1997.

     d.  Income Taxes

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

     e.  Net income per common share

     The computations of net income per common share are based upon the weighted average of Class A and B common shares outstanding during each period.

2.   Contract Receivables

     Contract receivables are comprised of:

     					   October 26,	    July 31,
        				      1996    	      1996
     					  ------------	  ------------
     United States government
        Billed                            $ 7,273,146     $ 7,720,240
        Unbilled                            6,807,984       6,956,133
                                          ------------	  ------------
                                           14,081,130      14,676,373
                                          ------------	  ------------
     Industrial customers and state
     and municipal governments
        Billed                              6,685,028       6,174,195
        Unbilled                            4,151,143       3,837,327
                                          ------------    ------------
                                           10,836,171      10,011,522
                                          ------------    ------------
     Less allowance for contract
     adjustments                             (774,184)       (991,859)
                                          ------------    ------------

                                          $24,143,117     $23,696,036
                                          ============    ============

     United States government receivables arise from long-term U.S. government prime contracts and subcontracts. Unbilled receivables result from revenues which have been earned, but are not billed as of period-end. The above unbilled balances are comprised of incurred costs plus fees not yet processed and billed; and differences between year-to-date provisional billings and year-to-date actual contract costs incurred and fees earned of approximately $2,556,000 at October 26, 1996, and $2,907,000 at

     July 31, 1996. Management anticipates that the October 26, 1996 unbilled receivables will be substantially billed and collected in fiscal year 1997. Within the above billed balances are contractual retainages in the amount of approximately $1,531,727 at October 26, 1996 and $1,457,000 at July 31, 1996. Included in other accrued liabilities is an additional allowance for contract adjustments relating to potential cost disallowances on amounts billed and collected of approximately $2,032,000 at October 26, 1996 and $1,848,000 at July 31, 1996.

3.   Income Taxes

     The provision for income taxes differs from the federal statutory rate due to the following:

     					         Three months ended
     					  ------------------------------
                                            October 26,     October 28,
     					       1996   	       1995
     					  -------------    -------------

     Statutory rate			      34.0%   	        34.0%

     State income taxes, less
     federal effect			       5.5    	         4.2

     Other				        .7    	         6.1
     					  -------------	   ------------

     					      40.2%   	        44.3%
     					  =============    ============

PART I - ITEM 2

     Management's Discussion and Analysis of Financial Condition and Results of Operations


Financial Condition

     As of October 26, 1996, the Company's working capital balance increased $.3 million to $32.3 million as compared to $32.0 million at July 31, 1996. Cash and cash equivalents decreased $2.0 million primarily as a result of the payment of accrued payroll costs and accounts payable
and the Company's investment and financing activities.   The Company's
investment securities available for sale and net contracts receivable both increased $.4 million while other current assets decreased $.2 million. Accounts payable decreased $.7 million while other accrued liabilities increased $.1 million. Accrued payroll costs decreased $1.0 million mainly due to the timing of the above reporting periods versus actual payment of the Company payroll. In June 1995, the Board of Directors authorized the Company to repurchase up to 200,000 shares of its Class A common stock on the open market. As of October 26, 1996, 174,500 shares had been repurchased.

The Company maintains an unsecured line of credit of $10.0 million with a bank at the prevailing prime rate. There are no borrowings outstanding under this line of credit at October 26, 1996 and none were required during the first quarter of fiscal year 1997. The Company has financed its activities through cash flows from operations. Internally generated funds have been adequate to support the demands for working capital, the purchase of new fixed assets and the payment of dividends. There are no significant working requirements pending at October 26, 1996. The Company's existing cash along with that generated by future operations and the existing credit line is expected to be sufficient to meet the Company's needs for the foreseeable future.

Results of Operations

     Net revenues for the first quarter of fiscal year 1997 were $14.1 million, down from the $17.2 million recorded for the first quarter of fiscal year 1996. The decrease in net revenues was due to a decrease in sales from the Company's United States Environmental Protection
Agency (EPA) superfund contracts. During the second quarter of fiscal year 1996, the EPA awarded the Company five regional Superfund Technical Assistance and Response Teams (START) contracts which replaced its Technical Assistance Teams (TAT) contract that expired in December 1996. The current superfund contracts, which include START and the Alternative Remedial Contract Strategy (ARCS) contracts, generated approximately $3.7 million less in net revenues in the first quarter of fiscal year 1997 than was realized from the START, TAT and ARCS superfund contracts in the first quarter of last year. This was primarily due to the fact that the staffing under the new START contracts was constrained early on due to the federal government budget problems. The Company anticipates that the sales volume from these contracts will grow as funds become available. The EPA also adopted stricter guidelines for determining the amount of award fee dollars that its contractors can earn for specific periods of performance. Consequently, these new guidelines negatively impacted the Company's first quarter net income derived from two of the five START contracts that contain award fee provisions.

     The Company's first quarter net revenues from its international business increased significantly versus the same period of the prior year. The organization continued its successful expansion of business ventures in various foreign countries such as Germany, Venezuela, Kuwait, China and Israel. However, the growth in business from the international markets was not sufficient to offset the decline in EPA superfund sales.

     Net income for the quarter was $227,000, or $.06 per share, down from the $544,000, or $.13 per share, recorded in the first quarter of fiscal year 1996. The decrease in earnings can be attributed to the aforementioned decline in net revenues from EPA superfund contracts. However, a positive aspect of the earnings picture involves the Company's continued success to streamline the organization and reduce costs. Indirect operating costs were down approximately $900,000 as compared to the same period of the previous year.

PART II - OTHER INFORMATION



                               SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


					 ECOLOGY AND ENVIRONMENT, INC.





Date:  December 9, 1996 		 By:   /s/ Ronald L. Frank
					         Ronald L. Frank
					      Executive Vice President
					      Chief Financial Officer
					      (Principal Financial
					      Accounting Officer)