Form 10-Q
period 1997-01-25
ECOLOGY & ENVIRONMENT INC
filed 1997-03-11
CIK 809933

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-Q
                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act in 1934


For Quarter Ended January 25, 1997                 Commission File #1-9065


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


Yes  ____X_____    No  __________


At March 1, 1997, 2,120,147 shares of Registrant's Class A Common Stock
(par value $.01) and 1,835,183 shares of Class B Common Stock (par value $.01) were outstanding.

                         Ecology & Environment, Inc
                         Consolidated Balance Sheet
                                                      January 25,
							 1997	         July 31,
                                                      (Unaudited)          1996
           					     -------------     ------------
Assets
----------
Current assets:
    Cash and cash equivalents                         $ 7,365,462      $ 8,080,524
    Investment securities available for sale            6,933,780        6,502,804
    Contract receivables, net                          21,291,688       23,696,036
    Other current assets                                2,731,045        3,126,539
						      ------------     ------------
      Total current assets                             38,321,975       41,405,903

Property, building and equipment, net                  13,198,860       13,473,227
Other assets                                              811,486          695,890
						      ------------     ------------
      Total Assets                                    $52,332,321      $55,575,020
						      ============     ============

Liabilities and Shareholders' Equity
----------------------------------------
Current liabilities:
    Accounts payable                                   $1,601,941       $3,134,862
    Accrued payroll costs                               2,776,117        4,120,264
    Other accrued liabilities                           2,401,319        2,157,556
						      ------------     ------------
      Total current liabilities                         6,779,377        9,412,682

Long-term debt                                            651,041          694,791

Shareholders' equity:
    Preferred stock, par value $.01 per share;
        authorized - 2,000,000 shares; no shares
        issued                                             ---              ---
    Class A common stock, par value $.01 per
        share; authorized - 6,000,000 shares;
        issued - 2,308,547 and 2,304,747 shares            23,085           23,047
    Class B common stock, par value $.01 per
        share; authorized - 10,000,000 shares;
        issued - 1,861,442 and 1,865,242 shares            18,614           18,652
    Capital in excess of par value                     17,591,436       17,591,436
    Retained earnings                                  28,941,708       29,332,352
    Treasury stock - Class A common, 188,400 and
        169,000 shares; Class B common, 26,259
        shares in 1997 and 1996, at cost               (1,672,940)      (1,497,940)
						      ------------     ------------
      Total shareholders' equity 		       44,901,903       45,467,547
						      ------------     ------------
      Total liabilities and shareholders' equity      $52,332,321      $55,575,020
   						      ============     ============

The accompanying notes are an integral part of these financial statements.

                         Ecology & Environment, Inc.
                      Consolidated Statement of  Income
                                 (Unaudited)
                                        Three months ended           Six months ended
                                      January 25,   January 27,   January 25,  January 27,
                                         1997           1996          1997         1996
                                      --------------------------  ------------------------
Gross revenues                        $16,919,726   $16,275,580   $33,671,863  $36,034,538
Less: direct subcontract costs          3,390,730     1,824,925     6,001,642    4,373,863
				      ------------  ------------  -----------  -----------

Net revenues                           13,528,996    14,450,655    27,670,221   31,660,675

Operating costs and expenses:
  Cost of professional services
      and other direct operating
      expense 			        7,744,828     7,914,515    15,801,541   17,523,532
  Administrative and indirect
      operating expenses                3,458,365     3,677,930     7,105,746    7,855,903
  Marketing and related costs           1,980,026     1,986,002     3,803,518    4,170,989
  Depreciation                            398,822       401,768       800,061      822,272
				      ------------  ------------  -----------  -----------

Total operating costs & expenses       13,582,041    13,980,215    27,510,866   30,372,696
                                      ------------  ------------  -----------  -----------

Income / (loss) from operations           (53,045)      470,440       159,355    1,287,979
Interest expense                           15,628        18,194        31,624       37,116
Interest income                           182,384       219,196       366,533      397,441

Income before income taxes                113,711       671,442       494,264    1,648,304

Income tax provision (benefit):
  Federal                                  67,079       209,651       158,998      501,908
  State                                    15,032        81,354        40,421      181,711
  Deferred                                 16,766       (29,100)       52,588       10,742
                                      ------------  ------------  -----------  -----------

                                           98,877       261,905       252,007      694,361
                                      ------------  ------------  -----------  -----------

Net Income                                $14,834      $409,537      $242,257     $953,943
                                      ============  ============  ===========  ===========

Net income per common share                $0.004         $0.10         $0.06        $0.23
                                      ============  ============  ===========  ===========
Weighted average common shares
  outstanding	                        3,957,853     4,053,892     3,963,295    4,081,869
                                      ============  ============  ===========  ===========

The accompanying notes are an integral part of these financial statement.

                         Ecology & Environment, Inc.
                    Consolidated Statement of Cash Flows
                                 (Unaudited)
                                                             Six months ended
                                                         -------------------------
							 January 25,   January 27,
                                                            1997          1996
							 -----------   -----------
Cash flows from operating activities:
   Net income                                              $242,257      $953,943
   Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
   Depreciation                                             800,061       822,272
   (Benefit) Provision for contract adjustments             (18,075)      162,301
   Decrease in:
       - contracts receivable                             2,422,423     1,552,771
       - other current assets                               395,494       514,171
   Increase (decrease) in:
       - accounts payable                                (1,532,921)   (2,376,468)
       - accrued payroll costs                           (1,344,147)   (1,839,172)
       - other accrued liabilities                          243,763        10,983
   Other, net                                                10,096       (26,076)
						         -----------   -----------

   Net cash provided by (used in) operating activities    1,218,951      (225,275)
							 -----------   -----------
Cash flows used in investing activities:
   Purchase of property, building and equipment, net       (524,804)     (353,800)
   Purchase of investment securities                       (430,976)     (585,943)
   Investment in China joint venture                       (126,582)       ---
							 -----------   -----------

   Net cash used in investing activities                 (1,082,362)     (939,743)
							 -----------   -----------
Cash flows used in financing activities:
   Dividends Paid                                          (632,901)     (656,224)
   Repayment of long-term debt                              (43,750)      (43,750)
   Repurchase of common stock                              (175,000)     (708,515)
							 -----------   -----------

   Net cash used in financing activities                   (851,651)   (1,408,489)
							 -----------   -----------

Net decrease in cash and cash equivalents                  (715,062)   (2,573,507)
Cash and cash equivalents at beginning of year            8,080,524     9,658,139
							 -----------   -----------

Cash and cash equivalents at end of year                 $7,365,462    $7,084,632
							 ===========   ===========

The accompanying notes are an integral part of these financial statements.

                      ECOLOGY AND ENVIRONMENT, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of significant accounting principles

     a.  Consolidation

     The consolidated financial statements include the accounts of Ecology and Environment, Inc. (the Company) and its wholly-owned subsidiaries. Also reflected in the financial statements is the Company's 66-2/3% ownership in the assets of a nonoperating subsidiary, Ecology and Environment of Saudi Arabia Ltd. (EESAL), and a 50% ownership in two Chinese operating joint ventures, Beijing Yi Yi Ecology and Engineering Co. Ltd. and The Tianjin Green Engineering Company. These joint ventures are accounted for under the equity method. All significant intercompany transactions and balances have been eliminated. The consolidated balance sheet at January 25, 1997 and the accompanying consolidated statements of income and of cash flows are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. The accompanying financial statements should be reviewed in conjunction with the Company's fiscal year ended July 31, 1996 audited financial statements.

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

     e.  Net income per common share

     The computations of net income per common share are based upon the weighted average of Class A and B common shares outstanding during each period.

2.   Contract Receivables

     Contract receivables are comprised of:

     					   January 25,	    July 31,
        				      1997    	      1996
     					  ------------	  ------------
     United States government
        Billed                            $ 4,850,721     $ 7,720,240
        Unbilled                            6,264,374       6,956,133
                                          ------------	  ------------
                                           11,115,095      14,676,373
                                          ------------	  ------------
     Industrial customers and state
     and municipal governments
        Billed                              5,477,981       6,174,195
        Unbilled                            5,460,396       3,837,327
                                          ------------    ------------
                                           10,938,377      10,011,522
                                          ------------    ------------
     Less allowance for contract
     adjustments                             (761,784)       (991,859)
                                          ------------    ------------

                                          $21,291,688     $23,696,036
                                          ============    ============

     United States government receivables arise from long-term U.S. government prime contracts and subcontracts. Unbilled receivables result from revenues which have been earned, but are not billed as of period-end. The above unbilled balances are comprised of incurred costs plus fees not yet processed and billed; and differences between year-to-date provisional billings and year-to-date actual contract costs incurred and fees earned of approximately $2,679,000 at January 25, 1997, and $2,907,000 at

     July 31, 1996. Management anticipates that the January 25, 1997 unbilled receivables will be substantially billed and collected in fiscal year 1997. Within the above billed balances are contractual retainages in the amount of approximately $1,493,000 at January 25, 1997 and $1,457,000 at July 31, 1996. Included in other accrued liabilities is an additional allowance for contract adjustments relating to potential cost disallowances on amounts billed and collected of approximately $2,060,000 at January 25, 1997 and $1,848,000 at July 31, 1996.

3.   Income Taxes

     The provision for income taxes differs from the federal statutory rate due to the following:

     					         Six months ended
     					  ------------------------------
                                            January 25,     January 27,
     					       1997   	       1996
     					  -------------    -------------

     Statutory rate			      34.0%   	        34.0%

     State income taxes, less
     federal effect			       5.7    	         5.2

     Losses on foreign subsidiaries            7.7               2.9

     Other                                     3.6                -
     					  -------------	   ------------

     					      51.0%   	        42.1%
     					  =============    ============

PART I - ITEM 2
_______________

     Management's Discussion and Analysis of Financial Condition and Results of Operations


Financial Condition
___________________

     As of January 25, 1997, the Company's working capital balance decreased $.5 million to $31.5 million as compared to $32.0 million at July 31, 1996. Net contracts receivable decreased $2.4 million primarily because the Company awaited $1.7 million in fee payments from its Technical Assistance Teams (TAT) contract with the United States Environmental Protection Agency (EPA) at July 31, 1996 which were received during the first quarter of fiscal year 1997.Cash and cash equivalents decreased $.7 million as the amount of cash used by the Company in investing and financing activities was greater than cash generated by operating activities. Accounts payable decreased $1.5 million due primarily to the timing of payments. Accrued payroll costs decreased $1.3 million mainly due to the final payment of benefits under the defined benefit pension plan which was terminated in fiscal year 1996. In June 1995, the Board of Directors authorized the Company to repurchase up to 200,000 shares of its Class A common stock on the open market. As of January 25, 1997, 188,400 shares had been repurchased.

The Company maintains an unsecured line of credit of $10.0 million with a bank at the prevailing prime rate. There are no borrowings outstanding under this line of credit at January 25, 1997 and none were required during the first half of fiscal year 1997. The Company has financed its activities through cash flows from operations. Internally generated funds have been adequate to support the demands for working capital, the purchase of new fixed assets and the payment of dividends. There are no significant working capital requirements pending at January 25, 1997. The Company's existing cash along with that generated by future operations and the existing credit line is expected to be sufficient to meet the Company's needs for the foreseeable future.


Results of Operations
_____________________

     Net revenues for the second quarter of fiscal year 1997 were $13.5 million, down from the $14.5 million recorded for the second quarter of fiscal year 1996. The decrease in net revenues was due to a decrease in sales recognized from the Company's United States Environmental Protection Agency (EPA) superfund contracts. During the second quarter of fiscal year 1996, the EPA awarded the Company five regional Superfund Technical Assistance and Response Teams (START) contracts which replaced its Technical Assistance Teams (TAT) contract that expired in December 1996. The superfund contracts, which include START, TAT and Alternative Remedial Contract Strategy (ARCS) contracts, generated approximately $1.2 million less in net revenues in the second quarter of fiscal year 1997 than was realized from the superfund contracts in the second quarter of last year. This was primarily due to the fact that the federal government has been slow to spend funds and exercise contract options. The Company's work under the START program has recently showed indications of expansion as the government requested a significant increase in the Company's level of effort late in the second quarter.

     The Company's second quarter of fiscal year 1997 net revenues derived from its international clients and domestic state agencies increased as compared to the same period of the prior year while domestic private sector sales remained steady. During the just completed quarter, the Company announced the formation of its second Chinese joint venture with the City of Tianjin and the award of a contract with the State of Georgia Department of Natural Resources worth up to $5.0 million. However, the growth in business from the international markets and state agencies was not sufficient to offset the decline in EPA superfund sales.

     Net income for the quarter was $15,000, or $.004 per share, down from the $410,000, or $.10 per share, recorded in the second quarter of fiscal year 1996. The decrease in earnings can be attributed to the afforementioned decline in net revenues from EPA superfund contracts as well as a decline in operating margins from these contracts. However, the recent work expansion under the START contract should result in increased profits derived from this program.

     The Company continued to reduce its indirect operating costs as the second quarter of fiscal year 1997 marked the ninth consecutive quarter in which these costs declined as compared to the same quarter of the previous year. Additional reductions amounting to $1.0 million per year have been made subsequent to the close of the second quarter. The Company will continue to review its operating costs compared to its forecasted revenues in order to restore its operations to historical margins.

     Overall net revenues for the six months ending January 25, 1997 were $27.7 million, down from the $31.7 million recorded in the first half of fiscal year 1996. Net income for the current six month period was $242,000, or $.06 per share, as compared to $954,000, or $.23 per share, for the previous year.

PART II - OTHER INFORMATION



Item 1, Legal Proceedings.

     The Registrant has previously reported information for Item 1 that is required to be presented in item 3 of its Annual Report on Form 10K for its fiscal year ended July 31, 1996 which is incorporated herein by reference.

Item 2, Changes in Securities.

     (a)  Not Applicable.

     (b)  Not Applicable.

Item 3, Defaults Upon Senior Securities.

     The Registrant has no information for Item 3 that is required to be presented.

Item 4, Submission of Matters to a Vote of Security Holders.

     (a) The Annual Meeting of Shareholders of the Registrant was held on January 16, 1997.

     (b) At such meeting, the following persons were elected as directors by the holders of Class A Common Stock: Ralph Bookbinder and Ross M. Cellino; and the following directors by the holders of Class B Common Stock: Gerhard J. Neumaier, Ronald L. Frank, Frank B. Silvestro, Gerald A. Strobel, Gerard A. Gallagher, Jr. and Harvey J. Gross.

     (c) A proposal appointing the accounting firm of Price Waterhouse LLP as the Registrant's independent public accountant for its fiscal year ending July 31, 1997 was approved by the Registrant's shareholders in the following manner: (i) the holders of Class A Common Stock voted as follows: 171,614.7 votes were cast in favor, 872 votes were cast against this proposal and 514.5 votes abstained (representing 1,716,147 shares, 8,720 shares and 5,145 shares voted respectively, each share of Class A Common Stock being entitled to 1/10 of 1 vote per share for this proposal); and (ii) the holders of Class B Common Stock voted as follows: 1,490,316 votes were cast in favor, no votes cast against this proposal and no votes abstained (each share of Class B Common Stock being entitled to one vote per share for this proposal).

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


     				     	  ECOLOGY AND ENVIRONMENT, INC.



Date:  March 11, 1997		     By:  /s/ Ronald L. Frank
             			     	  Ronald L. Frank
     				          Executive Vice President
     				     	  Chief Financial Officer
     				          (Principal Financial
     				           Accounting Officer)