Form 10-Q
period 1997-04-26
ECOLOGY & ENVIRONMENT INC
filed 1997-06-10
CIK 809933

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-Q
                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act in 1934


For Quarter Ended April 26, 1997                   Commission File #1-9065


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


Yes  ____X_____    No  __________


At June 1, 1997, 2,117,523 shares of Registrant's Class A Common Stock (par value $.01) and 1,832,307 shares of Class B Common Stock (par value $.01) were outstanding.

                              Ecology & Environment, Inc
                              Consolidated Balance Sheet
			                                 April 26, 1997
       			                                  (Unaudited)      July 31, 1996
      		                                         --------------    -------------
Assets
------
Current assets:
     Cash and cash equivalents		                   $ 5,591,808      $ 8,080,524
     Investment securities available for sale		     6,976,763	      6,502,804
     Contract receivables, net		                    22,856,581	     23,696,036
     Other current assets		                     2,536,649	      3,126,539
							   ------------     ------------
	Total current assets		                    37,961,801	     41,405,903

Property, building and equipment, net		            13,003,919	     13,473,227
Other assets			                               888,620          695,890
							   ------------     ------------
	 Total assets		                           $51,854,340	    $55,575,020
                                                           ============     ============

Liabilities and Shareholders' Equity
------------------------------------
Current liabilities:
     Accounts payable		                           $ 1,079,277	    $ 3,134,862
     Accrued payroll costs		                     3,117,494	      4,120,264
     Other accrued liabilities		                     2,334,423	      2,157,556
                                                           ------------     ------------
	 Total current liabilities		             6,531,194	      9,412,682

Long-term debt			                               629,166	        694,791

Shareholders' equity:
     Preferred stock, par value $.01 per share;
	  authorized - 2,000,000 shares; no shares
	  issued	                                         ---              ---
     Class A common stock, par value $.01 per
	  share; authorized - 6,000,000 shares;
	  issued - 2,308,547 and 2,304,747 shares	        23,085	         23,047
     Class B common stock, par value $.01 per
	  share; authorized - 10,000,000 shares;
	  issued - 1,861,442 and 1,865,242 shares	        18,614	         18,652
     Capital in excess of par value		            17,591,436	     17,591,436
     Retained earnings		                            28,733,785	     29,332,352
     Treasury stock - Class A common, 194,400 and
	  169,000 shares; Class B common, 26,259
	  shares in 1997 and 1996, at cost	            (1,672,940)	     (1,497,940)
							   ------------     ------------
	   Total shareholders' equity		            44,693,980	     45,467,547
							   ------------     ------------
	   Total liabilities and shareholders' equity      $51,854,340	    $55,575,020
							   ============     ============

The accompanying notes are an integral part of these financial statements.

                                 Ecology & Environment, Inc
                              Consolidated Statement of Income
                                        (Unaudited)
			    			    Three months ended          Nine months ended
			                        -------------------------   --------------------------
			                         April 26,     April 27,      April 26,     April 27,
						   1997	         1996           1997          1996
					        ------------  ------------  ------------  ------------
Gross revenues			                $17,601,155   $15,797,271   $51,273,018   $51,831,809
Less: direct subcontract costs			  2,501,745     1,257,456     8,503,387	    5,631,319
                                                ------------  ------------  ------------  ------------
Net revenues			                 15,099,410    14,539,815    42,769,631	   46,200,490
						------------  ------------  ------------  ------------
Operating costs and expenses:
    Cost of professional services and
        other direct operating expenses	          9,047,654     7,545,913    24,849,195	   25,069,445
    Administrative and indirect operating
	expenses	                          4,021,054     4,311,874    11,126,800	   12,167,777
    Marketing and related costs		          2,074,013     2,101,718     5,877,531	    6,272,707
    Depreciation		                    374,110       429,248     1,174,171	    1,251,520
						------------  ------------  ------------  ------------
Total operating costs & expenses		 15,516,831    14,388,753    43,027,697	   44,761,449
						------------  ------------  ------------  ------------
Income / (loss) from operations			   (417,421)	  151,062      (258,066)    1,439,041
Interest expense			             19,290	   16,888	 50,914	       54,004
Interest income			                    182,151	  190,717	548,684	      588,158
Net foreign exchange loss			      ---	  122,666	  ---	      122,666
						------------  ------------  ------------  ------------
Income / (loss) before income taxes		   (254,560)	  202,225	239,704	    1,850,529
						------------  ------------  ------------  ------------
Income tax provision (benefit):
    Federal 		                            (45,505)	  121,432	113,493	      623,340
    State		                            (13,501)	   59,610	 26,920	      241,321
    Deferred		                             12,369	  (39,056)       64,957	      (28,314)
						------------  ------------  ------------  ------------
			                            (46,637)	  141,986	205,370	      836,347
						------------  ------------  ------------  ------------
Net income / (loss)			          $(207,923)	  $60,239	$34,334	   $1,014,182
						============  ============  ============  ============
Net income / (loss) per common share		    $(0.05)	  $0.02         $0.01	      $0.25
						    =======       ======         =====        =====

Weighted average common shares outstanding   	  3,949,330     4,010,063     3,958,640	    4,057,934
					        ============  ============  ============  ============

The accompanying notes are an integral part of these financial statements.

				Ecology & Environment, Inc
			   Consolidated Statement of Cash Flows
				       (Unaudited)

							      Nine months ended
							   -------------------------
						  	    April 26,	  April 27,
							      1997	    1996
							  ------------  ------------
Cash flows from operating activities:
    Net income		 				   $   34,334	 $1,014,182
    Adjustments to reconcile net income to net cash
	provided by (used in) operating activities:
    Depreciation					    1,174,171     1,251,520
    Provision for contract adjustments		  	       19,475	     92,956
    Decrease in:
	- contracts receivable				      819,980     3,250,715
	- other current assets				      589,890	    534,840
    Increase (decrease) in:
	- accounts payable				   (2,055,585)   (3,152,155)
	- accrued payroll costs				   (1,002,770)   (1,824,006)
	- other accrued liabilities			      176,867	    (84,594)
    Other, net						      (44,334)	     51,215
							  ------------  ------------
    Net cash provided by (used in) operating activities	     (287,972)    1,134,673
							  ------------  ------------
Cash flows used in investing activities:
    Purchase of property, building and equipment, net	     (704,863)	   (611,762)
    Purchase of investment securities			     (473,959)	   (243,661)
    Investment in China joint venture		 	     (148,396)	      ---
							  ------------  ------------
    Net cash used in investing activities		   (1,327,218)	   (855,423)
						          ------------  ------------
Cash flows used in financing activities:
    Dividends Paid					     (632,901)	   (656,224)
    Repayment of long-term debt				      (65,625)	    (65,625)
    Repurchase of common stock				     (175,000)   (1,008,515)
							  ------------  ------------
    Net cash used in financing activities		     (873,526)   (1,730,364)
						          ------------  ------------
Net decrease in cash and cash equivalents		   (2,488,716)   (1,451,114)
Cash and cash equivalents at beginning of period            8,080,524     9,658,139
							  ------------  ------------
Cash and cash equivalents at end of period	           $5,591,808	 $8,207,025
							  ============  ============

The accompanying notes are an integral part of these financial statements.

                        ECOLOGY AND ENVIRONMENT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of significant accounting principles

     a.  Consolidation

     The consolidated financial statements include the accounts of Ecology and Environment, Inc. (the Company) and its wholly-owned subsidiaries. Also reflected in the financial statements is the Company's 66-2/3% ownership in the assets of a nonoperating subsidiary, Ecology and Environment of Saudi Arabia Ltd. (EESAL), and a 50% ownership in two Chinese operating joint ventures, Beijing Yi Yi Ecology and Engineering Co. Ltd. and The Tianjin Green Engineering Company. These joint ventures are accounted for under the equity method. All significant intercompany transactions and balances have been eliminated. The consolidated balance sheet at April 26, 1997 and the accompanying consolidated statements of income and of cash flows are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. The accompanying financial statements should be reviewed in conjunction with the Company's fiscal year ended July 31, 1996 audited financial statements.

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

     d.  Income Taxes

     The Company uses the liability method for its accounting for income taxes. Under the liability method, a deferred tax liability or asset is recognized for the tax consequences of all events that have been recognized in the financial statements. The deferred tax consequences of such events are equal to the expected amount of taxes payable or refundable in future years, based upon tax laws currently in effect. In fiscal year 1997 the effective tax rate was adversely affected by non-tax deductible losses from the Company's international subsidiaries.

     e.  Net income per common share

     The computations of net income per common share are based upon the weighted average of Class A and B common shares outstanding during each period.

2.   Contract Receivables

     Contract receivables are comprised of:

     					    April 26, 	    July 31,
        				      1997    	      1996
     					  ------------	  ------------
     United States government
        Billed                            $ 5,651,846     $ 7,720,240
        Unbilled                            8,197,696       6,956,133
                                          ------------	  ------------
                                           13,849,542      14,676,373
                                          ------------	  ------------
     Industrial customers and state
     and municipal governments
        Billed                              5,381,073       6,174,195
        Unbilled                            4,446,640       3,837,327
                                          ------------    ------------
                                            9,827,713      10,011,522
                                          ------------    ------------
     Less allowance for contract
     adjustments                             (820,674)       (991,859)
                                          ------------    ------------

                                          $22,856,581     $23,696,036
                                          ============    ============

     United States government receivables arise from long-term U.S. government prime contracts and subcontracts. Unbilled receivables result from revenues which have been earned, but are not billed as of period-end. The above unbilled balances are comprised of incurred costs plus fees not yet processed and billed; and differences between year-to-date provisional billings and year-to-date actual contract costs incurred and fees earned of approximately $2,307,000 at April 26, 1997, and $2,907,000 at
     July 31, 1996. Management anticipates that the April 26, 1997 unbilled receivables will be substantially billed and collected in fiscal year 1997. Within the above billed balances are contractual retainages in the amount of approximately $1,478,000 at April 26, 1997 and $1,457,000 at July 31, 1996. Included in other accrued liabilities is an additional allowance for contract adjustments relating to potential cost disallowances on amounts billed and collected of approximately $2,028,000 at April 26, 1997 and $1,848,000 at July 31, 1996.

3.   Earnings Per Share

     In February 1997, Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" was issued. SFAS No. 128 alters the computation and presentation of reported earnings per share. The statement is required to be adopted for the interim reporting period ending in January 1998. Earlier application is not permitted. The Company estimates that SFAS No. 128 will not to have a material effect on reported earnings per share.

PART I - ITEM 2
_______________

     Management's Discussion and Analysis of Financial Condition and Results of Operations


Financial Condition
___________________

     As of April 26, 1997, the Company's working capital balance decreased $.6 million to $31.4 million as compared to $32.0 million at July 31, 1996. Net contracts receivable decreased $.8 million primarily because the Company awaited fee payments from its Technical Assistance Teams (TAT) contract with the United States Environmental Protection Agency
(EPA) at July 31, 1996 which were received during the first quarter of fiscal year 1997. Cash and cash equivalents decreased $2.5 million principally due to the payment of liabilities, the purchase of equipment and the payment of dividends. Accounts payable decreased $2.1 million due primarily to the timing of payments. Accrued payroll costs decreased $1.0 million mainly due to the final payment of benefits under the defined benefit pension plan which was terminated in fiscal year 1996 and payments. In June 1995, the Board of Directors authorized the Company to repurchase up to 200,000 shares of its Class A common stock on the open market. As of April 26, 1997, 194,400 shares had been repurchased.

     The Company maintains an unsecured line of credit of $10.0 million with a bank at the prevailing prime rate. There are no borrowings outstanding under this line of credit at April 26, 1997 and none were required during fiscal year 1997. The Company has financed its activities through cash flows from operations. Internally generated funds have been adequate to support the demands for working capital, the purchase of new fixed assets and the payment of dividends. There are no significant working capital requirements pending at April 26, 1997. The Company's existing cash along with that generated by future operations and the existing credit line is expected to be sufficient to meet the Company's needs for the foreseeable future.


Results of Operations
_____________________

     Net revenues for the third quarter of fiscal year 1997 were $15.1 million, up from the $14.5 million recorded for the third quarter of fiscal year 1997. The increase in net revenues was due to a $1.9 million increase in net sales recognized from the Company's United States Environmental Protection Agency (EPA) superfund contracts. During the third quarter of fiscal year 1997, net revenues derived from the Company's five regional Superfund Technical Assistance and Response Teams (START) contracts were greater than sales realized from its START contracts, their predecessor Technical Assistance Teams (TAT) contract and the Alternative Remedial Contract Strategy (ARCS) contracts.

     The Company's net revenues from international projects was up substantially in fiscal year 1997 versus 1996. Although those revenues still account for slightly less than 10% of total Company net revenues, they remain the fastest growing segment of the Company's business. During the third quarter of fiscal year 1997, the Company was awarded a $4.9 million World Bank contract to provide environmental and infrastructure services to China's Yunnan Province, a $15 million contract with the New York State Department of Environmental Conservation (DEC) to support the State's program for remediation of abandoned hazardous waste sites and the first contract under the 1996 New York State Clean Water/Clean Air Bond Act to design a plan for the repair and maintenance of the Rush landfill near Rochester, NY.

     The Company reported a net loss of $208,000, or a loss of $.05 per share, in the third quarter of fiscal year 1997, down from net income of $60,000, or $.02 per share, recorded in the same period last year. The decrease in net income can be attributed to the decline in operating margins earned from the START contracts this quarter versus the margins recognized from these contracts and their predecessor Technical Assistance Teams (TAT) contract last year. Third quarter of fiscal year 1997 START operating margins were negatively impacted by certain contractual discount provisions offered by the Company due to the competitive environment in the industry. Also, START contract award fees earned by the Company were lower than anticipated as the EPA has instituted certain unilateral guidelines for determining the amount of award fee dollars that contractors can earn for specific periods of performance.

     The Company continued to reduce its indirect operating costs during the quarter. The third quarter of fiscal year 1997 marked the tenth consecutive quarter that indirect operating costs decreased as compared to the same quarter of the previous year. Reductions amounting to approximately $1.0 million per year were made in the third quarter of 1997.

     Overall net revenues for the nine months ending April 26, 1997 were $42.8 million, down from the $46.2 million recorded in the same period of fiscal year 1996. Net income for the current nine month period was $34,000, or $.01 per share, as compared to $1.0 million, or $.25 per share, for the same nine month period of the previous year.

PART II - OTHER INFORMATION




                               SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     				      	  ECOLOGY AND ENVIRONMENT, INC.



Date:  June 10, 1997 		      By:  /s/ Ronald L. Frank
             			      	  Ronald L. Frank
     				          Executive Vice President
     				      	  Chief Financial Officer
     				          (Principal Financial
     				          Accounting Officer)