Form 10-K
period 1997-07-31
ECOLOGY & ENVIRONMENT INC
filed 1997-10-29
CIK 809933

                     SECURITIES & EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                          -----------------------
                               F O R M  10-K
                          -----------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended July 31, 1997
     	     	     	      or
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

                                   None
                             (Title of Class)

     	 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No ___

Exhibit Index on Page 43

	 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendments to this Form 10-K.

	     	     	      	      	      	       	       	        X


	 As of September 30, 1997, 2,126,202 shares of the registrant's Class A Common Stock, $.01 par value (the "Class A Common Stock") were outstanding, and the aggregate market value (based on the closing price as quoted by the American Stock Exchange on September 30, 1997) of the Class A Common Stock held by nonaffiliates of the registrant was approximately $19,687,969. As of the same date, 1,823,128 shares of the registrant's Class B Common Stock, $.01 par value ("Class B Common Stock") were outstanding.



                    DOCUMENTS INCORPORATED BY REFERENCE


	 Portions of the Registrant's Registration Statement on Form S-1, as amended by Amendment Nos. 1 and 2 (Registration No. 33-11543) as well as portions of the Company's Form 10-K for Fiscal Years ending July 31, 1988, July 31, 1990 and July 31, 1994 are incorporated by reference in Part IV of this Form 10-K.

                             TABLE OF CONTENTS

                                   INDEX


                                  PART I


	     	     	      	      	      	       	       Page

Item 1.	 BUSINESS    	      	      	      	       	   	  5

	      General	      	      	      	       	   	  5
	      START Contracts 	      	      	       	   	  5
	      Task Order Contracts    	      	       	   	  6
	      Hazardous Material Services     	       	   	  6
	      Environmental Consulting Services	       	   	  6
	      Analytical Laboratory Services  	       	   	  8
	      Regulatory Background   	      	       	   	  8
	      Potential Liability and Insurance	       	      	 10
	      Market and Customers    	      	       	      	 10
	      Backlog	      	      	      	       	      	 11
	      Competition     	      	      	       	      	 11
	      Employees	      	      	      	       	      	 11

Item 2.	 PROPERTIES  	      	      	      	       	      	 11

Item 3.	 LEGAL PROCEEDINGS    	      	      	       	      	 12

Item 4.	 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  	 12


                                  PART II

Item 5.	 MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
	 RELATED STOCKHOLDER MATTERS  	      	       	   	 12

Item 6.	 SELECTED CONSOLIDATED FINANCIAL DATA 	       	   	 14

Item 7.	 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	 CONDITION AND RESULTS OF OPERATIONS  	       	   	 15

Item 8.	 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA   	   	 18

Item 9.	 DISAGREEMENTS ON ACCOUNTING AND
	 FINANCIAL DISCLOSURES	      	      	       	   	 36

                                 PART III

	      	     	      	      	      	       	   	 Page

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	  36

Item 11. EXECUTIVE COMPENSATION	      	      	       	   	  37

Item 12. SECURITY OWNERSHIP OF CERTAIN
	 BENEFICIAL OWNERS    	      	      	       	   	  40

	 SECURITY OWNERSHIP OF MANAGEMENT     	       	   	  41

Item 13. CERTAIN RELATIONSHIPS AND
	 RELATED TRANSACTIONS 	      	      	       	   	  44


                                  PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENTS	      	       	   	  44

                                  PART I

Item 1.	 BUSINESS

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

	 The START contracts are each level of effort and cost plus contracts. Two (2) of the five (5) START contracts also contain award fee provisions. The EPA has estimated that a certain number of labor hours are necessary to fulfill the requirements of the contracts, and has agreed to compensate the Company for maintaining an available work force to fulfill those hour requirements. All of the contracts contain a base fee amount. In addition to the base amount, the contracts with award fee provisions pay an award amount. The base amount is fixed in the contract and the award amount is determined by the EPA based upon its evaluation of the quality of the Company's services.

	 The total contract value of the five (5) START contracts, if the EPA exercises all options within each of them, is $216 million. The base value of the five (5) START contracts over five years is approximately $93.0 million. The Company, as of July 31, 1997, has realized total net revenues of approximately $34.5 million under these contracts.

	 The START contracts each have a term of five (5) years. However, they contain termination provisions under which the EPA may, without penalty, terminate the contract upon written notice to the Company. In the event of termination, the Company would be paid only termination costs in accordance with the contract.

Task Order Contracts

	 The Company has numerous task order contracts with state and federal governmental agencies which contain indefinite order quantities or option periods ranging from two to ten years. The maximum potential gross revenues included in these contracts is approximately $351.0 million.

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

	 Environmental Assessments. In response to the requirements of NEPA and other state environmental laws, EEI has provided environmental evaluation services to both the government and the private sector for more than 27 years. As part of the environmental evaluation process, EEI assists clients in evaluating and developing methods to avoid or mitigate the potential environmental impacts of a proposed project and to help ensure that the project complies with regulatory requirements. EEI's services include air and water quality analysis, terrestrial and aquatic biological surveys, threatened and endangered species surveys and wetland delineations, social economic studies, transportation analyses and land use planning.

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

	 International Services. The Company has broadened its client base to include many international clients through the use of joint ventures and partnerships. The Company believes that its international market offers unique opportunities not found domestically.

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

	 THE RESOURCE CONSERVATION AND RECOVERY ACT of 1976 ("RCRA"). RCRA generally provides "cradle to grave" coverage of hazardous wastes. It seeks to achieve this goal by imposing performance, testing and record keeping requirements on persons who generate, transport, treat, store, or dispose of hazardous wastes. The Company assists hazardous waste generators in the storage, transportation and disposal of wastes; prepares permit applications and engineering designs for treatment, storage and disposal facilities; designs and oversees underground storage tank installations and removals; performs corrective measure studies and remedial oversight at RCRA regulated facilities; and performs RCRA compliance audits.

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

	 CLEAN AIR ACT. In 1990, comprehensive changes were made to the Clean Air Act which has fundamentally redefined the regulation of air pollutants. The Clean Air Act Amendments of 1990 have created a flurry of federal and state regulatory initiatives and industry responses which require the development of detailed inventories and risk management plans, as well as the acquisition of facility wide, rather than source specific, air permits. Complementary changes have also been integrated into the RCRA Boilers and Industrial Furnace (BIF) regulatory programs calling for upgraded air emission controls, more rigorous permit conditions and the acquisition of permits and/or significant permit modifications. The Company assists public and private clients in the development of air permitting strategies and the preparation of permit applications. EEI also prepares the technical studies and engineering documents (e.g., air modeling, risk analysis, design drawings) necessary to support permit applications.

	 Other. The Company's operations are also influenced by other federal and state laws protecting the environment: e.g. the Clean Water Act (CWA), the Atomic Energy Act (AEO), the Oil Pollution Act of 1990
(OPA), the Safe Drinking Water Act and comparable state statutory and regulatory programs. Examples of services provided as a result of these laws include waste water and storm water discharge permitting pursuant to the CWA, and the development of spill prevention control and countermeasure plans for major oil storage facilities pursuant to OPA.

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

Backlog

	 The Company's firm backlog of uncompleted projects and maximum potential gross revenues from indefinite quantity task order contracts, at July 31, 1997 and 1996 were as follows:

	      	     	      	      	      (Millions of $)
	      	     	      	      Fiscal Year      	   Fiscal Year
	      	     	      	      Ended 7/31/97    	   Ended 7/31/96

Total Firm Backlog   	      	      	  159.1	       	       111.8

Anticipated Completion of Firm
  Backlog in Next Twelve Months	      	   52.2	       	        48.0

Maximum Potential Gross Revenues
  from Task Order Contracts   	      	  351.0	       	       356.0

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

Employees

	 As of July 31, 1997, the Company had over 700 employees. The Company's ability to remain competitive will depend largely upon its ability to recruit and retain qualified personnel. None of the Company's employees is represented by a labor organization and employee relations are good.

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

	 From time to time, the Company is named a defendant in legal actions arising out of the normal course of business. The Company is not a party to any pending legal proceeding the resolution of which the management of the Company believes will have a material adverse effect on the Company's results of operations or financial condition or to any other pending legal proceedings other than ordinary, routine litigation incidental to its business. The Company maintains liability insurance against risks arising out of the normal course of business.

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

Fiscal 1996   	     	      	      	       High    	        Low

	 First Quarter
	 (commencing August 1, 1995 - 	      8-13/16  	       7-3/8
	  October 28, 1995)

	 Second Quarter
	 (commencing October 29, 1995 -       9-1/8    	       7-1/8
	  January 27, 1996)

	 Third Quarter
	 (commencing January 28, 1996 -	      8-5/8    	       7-1/2
	  April 27, 1996)

	 Fourth Quarter
	 (commencing April 28, 1996 - 	      8-5/8    	       7-5/8
	  July 31, 1996)

Fiscal 1997   	     	      	      	       High    	        Low

	 First Quarter
	 (commencing August 1, 1996 -  	      8-7/8            7
	  October 26, 1996)

	 Second Quarter
	 (commencing October 27, 1996 -	      9-5/8    	       7-1/2
	  January 26, 1997)

	 Third Quarter
	 (commencing January 26, 1997 -	      9-5/8    	       7-7/16
	  April 26, 1997)

	 Fourth Quarter
	 (commencing April, 27, 1997 -	      8-3/4    	       7-1/2
	  July 31, 1997)

	 (b) Approximate Number of Holders of Class A Common Stock. As of September 30, 1997, 2,126,202 shares of the Company's Class A Common Stock were outstanding and the number of holders of record of the Company's Class A Common Stock at that date was 455. The Company estimates that it has a significantly greater number of Class A Common Stock shareholders because a substantial number of the Company's shares are held in street name. As of the same date, there were 1,823,128 shares of the Company's Class B Common Stock outstanding and the number of holders of record of the Class B Common Stock at that date was 73.

	 (c) Dividend. In each of the fiscal years ended July 31, 1996 and 1997, the Company declared cash dividends of $.32 per share of common stock. The amount, if any, of future dividends remains within the discretion of the Company's Board of Directors and will depend upon the Company' s future earnings, financial condition and requirements and other factors as determined by the Board of Directors.

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

Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA

	      	     	      	      	  Year Ended July 31,
                                  1997       1996       1995       1994        1993
                                        (In thousands, except per share amounts)
Operating data:
Gross revenues        		 $70,790    $69,823    $91,512	  $99,559     $88,747

Net Revenues   	      		 $58,982    $61,569    $77,715	  $86,334     $76,872

Income (loss) from operations    $ ( 154)   $ 1,511    $ 2,974	  $ 7,256     $ 7,263

Income before income taxes 	 $   478    $ 2,087    $ 3,552	  $ 7,645     $ 7,697

Net income before
cumulative effect of
accounting change     		 $   113    $ 1,160    $ 2,154	  $ 4,670     $ 4,655

Cumulative effect of
accounting change     		 $     -    $     -    $     -	  $ (118)     $     -

Net Income     	      		 $   113    $ 1,160    $ 2,154	  $ 4,552     $ 4,655

Net income before
cumulative effect of
accounting change
per common share      		 $   .03    $   .29    $   .52	  $  1.13     $  1.13

Cumulative effect of
accounting change per
common share   	      		 $     -    $     -    $     -	  $ (.03)     $     -

Net income per
common share   	      		 $   .03    $   .29    $   .52	  $  1.10     $  1.13

Cash dividends declared
per common share      		 $   .32    $   .32    $   .32	  $   .29     $   .25

Weighted average common
shares outstanding     	       3,956,313  4,039,369  4,136,929	4,138,121   4,135,462

     	       	                             As of July 31,
                                  1997       1996       1995       1994        1993
                                        (In thousands, except per share amounts)
Balance sheet data:
 Working capital      		 $31,141    $31,993    $32,662	  $32,061     $33,207

 Total assets  	      		 $53,524    $55,575    $59,476	  $62,157     $56,042

 Long-term debt       		 $   607    $   695    $   782	  $ 1,345     $   692

 Shareholders' equity 		 $44,183    $45,468    $46,907	  $46,158     $42,781

 Book value per share 		 $ 11.17    $ 11.26    $ 11.34	  $ 11.15     $ 10.35

Item 7.	 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
	 RESULTS OF OPERATIONS

Financial Condition

	 As of July 31, 1997, the Company's working capital balance was decreased $.9 million to $31.1 million as compared to $32.0 million at July 31, 1996. Cash and cash equivalents decreased $4.4 million principally due to the increase in contracts receivable, the payment of liabilities and dividends and the purchase of equipment and investment securities. Net contracts receivable increased $2.3 million primarily due to an increase in federal government receivables as the Company's fourth quarter of fiscal year 1997 net revenues from federal government agencies were significantly higher than like revenues realized in the fourth quarter last year. Accounts payable, accrued payroll, other accrued liabilities and income taxes payable decreased $.7 million due primarily to the timing of payments and the final payment of benefits under the defined benefit pension plan which was terminated in fiscal year 1996. In June 1995, the Board of Directors authorized the Company to repurchase up to 200,000 shares of its Class A common stock on the open market. As of September 30, 1997, 194,400 shares had been repurchased.

	 The Company maintains an unsecured line of credit of $10.0 million with a bank at the prevailing prime rate. There are no borrowings outstanding under this line of credit at July 31, 1997 and none were required during fiscal year 1997. The Company has historically financed its activities through cash flows from operations. During the year, the Company used internally generated funds and existing cash balances to support demands for working capital, the purchase of new property and equipment and the payment of dividends. There are no significant working capital requirements pending at July 31, 1997. The Company's existing cash along with that generated by future operations and the existing credit line is expected to be sufficient to meet the Company's needs for the foreseeable future.

Results of Operations

Net Revenues

     	 Net revenues for fiscal year 1997 were $59.0 million, down 4% from the $61.6 million reported in fiscal year 1996. The decrease in net revenues for fiscal year 1997 was primarily the result of a decline in sales with the United States Environmental Protection Agency (EPA) and the United States Department of Defense (DOD). This was due in large measure to a lack in funding provided to these agencies early in fiscal year 1997 in the aftermath of last year's federal government budget problems.

	 On a positive note, net revenues from federal government agencies were higher in the fourth quarter of fiscal year 1997 than in any previous quarter since the first quarter of fiscal year 1996. In June 1997, the Company was awarded a $4.5 million contract with the United States Navy Southern Division to provide a variety of environmental services.

	 During fiscal year 1997, the Company continued to expand into the international market as net revenues realized from foreign business as a percentage of total Company net revenues increased from fiscal year 1996. In August, 1997, the Company was awarded an $800,000 contract with the Asian Development Bank to provide environmental and infrastructure services in China.

	 Net revenues for fiscal year 1996 were $61.6 million, down 21% from the $77.7 million recorded in fiscal year 1995. The decrease in revenues in fiscal year 1996 was due to the federal government budget impasse which began during the second quarter of fiscal year 1996 and adversely affected the Company's federal government sales throughout the entire year.

Income Before Income Taxes

	 The Company's income before income taxes for fiscal year 1997 was $478,000 as compared to $2.1 million recorded in the previous year. This decrease was primarily attributable to lower operating margins recognized from the Company's five regional START contracts with the EPA versus the margins realized from these contracts and their predecessor Technical Assistance Teams
(TAT) contract during fiscal year 1996. Fiscal year 1997 START operating margins were negatively impacted by the overall decline in Company net sales. Lower net revenues resulted in the Company being unable to recover a significant amount of indirect costs.

	 Operating margins relating to the Company's Analytical Services Center (ASC) were also lower in fiscal year 1997 compared to 1996 as continuing pricing pressures contributed to an increased operating loss in 1997.

	 The Company was able to partially offset the impact of the lower START & ASC operating margins on earnings by continuing to be successful in reducing indirect operating costs as these costs declined by approximately $1.7 million in fiscal year 1997 versus fiscal year 1996. Also, the fourth quarter of fiscal year 1997 marked the eleventh consecutive quarter that indirect operating costs decreased as compared to the same quarter of the previous year.

	 Income before income taxes for fiscal year 1996 was $2.1 million, down from the $3.6 million recorded in fiscal year 1995. This decrease was mainly the result of decline in net revenues in fiscal year 1996 attributable to the federal government budget problems.

Income Taxes

	 The effective income tax rate for fiscal year 1997 was 76.3% as compared to 44.4% for fiscal year 1996. The increase in the effective rate is primarily due to an adjustment to reduce tax refunds receivable associated with foreign operations and an increase in state taxes and nondeductible expenses as a percentage of income. This was partially offset by an increase in tax exempt interest as a percentage of income.

Year 2000 Compliance

	 The Company believes that updating its computer system to accommodate issues that will arise as a result of reaching year 2000 will not have a significant impact on any future results of the Company. The Company has committed to purchase year 2000 compliant computer systems which will be fully implemented before that date. The Company believes the cost of this upgrade will be immaterial to the future operating results while providing greater flexibility and functionality to many of the Company's operating systems.

Recently Issued Accounting Standards Not Yet Adopted

	 In the second quarter of fiscal year 1998, Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share", will become effective for the Company. SFAS No. 128 simplifies the standards for computing earnings per share (EPS) previously found in Accounting Principles Board (APB) Opinion No. 15 "Earnings per Share", and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

	 Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to Opinion 15. This statement requires restatement of all prior-periods EPS data presented. The Company estimates that SFAS No. 128 will not have a material effect on reported earnings per share.

Item 8.	 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                      Report of Independent Accountants


To the Board of Directors
and Shareholders of
Ecology and Environment, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under item 14(a)1. and 2. on this Form 10-K present fairly, in all material respects, the financial position of Ecology and Environment, Inc. and its subsidiaries at July 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





PRICE WATERHOUSE LLP
Buffalo, New York
October 2, 1997

                            Ecology and Environment, Inc
                            Consolidated Balance Sheet
                                                               July 31,
                                                         1997           1996
                                                     ------------   ------------
 Assets
 ------
 Current assets:
     Cash and cash equivalents                       $  3,714,898   $  8,080,524
     Investment securities available for sale           7,086,035      6,502,804
     Contract receivables, net                         25,981,157     23,696,036
     Other current assets                               3,092,891      3,126,539
                                                     ------------   ------------
         Total current assets                          39,874,981     41,405,903

  Property, building and equipment, net                12,852,976     13,473,227
  Other assets                                            796,416        695,890
                                                     ------------   ------------
         Total assets                                $ 53,524,373   $ 55,575,020
                                                     ============   ============

       Liabilities and Shareholders' Equity

  Current liabilities:
     Accounts payable                                $  2,574,354   $  3,134,862
     Accrued payroll costs                              3,716,183      4,120,264
     Other accrued liabilities                          2,258,707      2,157,556
     Income taxes payable                                 184,583              0
                                                     ------------   ------------
         Total current liabilities                      8,733,827      9,412,682

  Long-term debt                                          607,291        694,791

  Shareholders' equity:
     Preferred stock, par value $.01 per share;
        authorized - 2,000,000 shares; no shares
        issued                                                  0              0
     Class A common stock, par value $.01 per
        share; authorized - 6,000,000 shares;
        issued - 2,316,912 and 2,304,747 shares            23,169         23,047
     Class B common stock, par value $.01 per
        share; authorized - 10,000,000 shares;
        issued - 1,853,077 and 1,865,242 shares            18,530         18,652
     Capital in excess of par value                    17,591,436     17,591,436
     Retained earnings                                 28,223,060     29,332,352
     Treasury stock - Class A common, 194,400 and
        169,000 shares; Class B common, 26,259
        shares in 1997 and 1996, at cost               (1,672,940)    (1,497,940)
                                                     -------------  -------------
         Total shareholders' equity                     44,183,255    45,467,547
                                                     -------------  -------------
         Total liabilities and shareholders' equity  $  53,524,373  $ 55,575,020
                                                     =============  =============

 The accompanying notes are an integral part of these financial statements.

                                Ecology and Environment, Inc
                             Consolidated Statement of Income
                                                            Year ended July 31,

                                                   1997           1996           1995
                                              -------------  -------------  -------------
  Gross revenues                              $  70,789,800  $  69,822,996  $  91,512,204
  Less: direct subcontract costs                 11,808,025      8,254,471     13,796,706

  Net revenues                                   58,981,775     61,568,525     77,715,498
                                              -------------  -------------  -------------
  Operating costs and expenses:
     Cost of professional services and
        other direct operating expenses          34,798,097     33,846,706     43,326,432
     Administrative and indirect operating
        expenses                                 14,644,185     15,751,749     19,034,727
     Marketing and related costs                  8,107,698      8,724,445     10,399,590
     Depreciation                                 1,585,562      1,734,442      1,980,697
                                              -------------  -------------  -------------

  Total operating costs & expenses               59,135,542     60,057,342     74,741,446
                                              -------------  -------------  -------------

  Income / (loss) from operations                  (153,767)     1,511,183      2,974,052
  Interest expense                                   65,994         70,445        104,421
  Interest income                                   697,315        769,617        682,175
  Net foreign exchange loss                             ---        123,506            ---
                                              -------------  -------------  -------------
  Income before income taxes                        477,554      2,086,849      3,551,806

  Income tax provision (benefit):
     Federal                                        449,690        624,766        807,958
     State                                          192,180        128,806        217,588
     Deferred                                      (277,387)       173,070        372,416
                                              -------------  -------------  -------------
                                                    364,483        926,642      1,397,962
                                              -------------  -------------  -------------

  Net income                                  $     113,071  $   1,160,207  $   2,153,844
                                              =============  =============  =============

  Net income  per common share                $        0.03  $        0.29  $        0.52
                                              =============  =============  =============

  Weighted average common shares outstanding      3,956,313      4,039,369      4,136,929
                                              =============  =============  =============

  The accompanying notes are an integral part of these financial statements.

                                                                   Ecology and Environment, Inc.
                                                     Consolidated Statement of Changes in Shareholders' Equity


                                           Class A            Class B         Capital in
                                         Common Stock       Common Stock      excess of       Retained        Treasury stock
                                     Shares      Amount  Shares     Amount    par value       earnings     Shares       Amount
                                     ------------------  ------------------   -----------   ------------  ----------------------
Balance at July 31, 1994             2,265,590  $22,655  1,899,161  $18,992   $17,562,587   $28,602,061    26,259      ($47,940)

Net income                              ---       ---        ---      ---        ---         $2,153,844      ---          ---
Cash dividends paid ($.32 per share)    ---       ---        ---      ---        ---        ($1,324,317)
Conversion of Class B common stock
  to Class A common stock               14,586     $146    (14,586)   ($146)     ---            ---          ---          ---
Repurchase of Class A common stock      ---       ---        ---       ---       ---            ---        16,300     ($141,485)
Unrealized investment gain, net         ---       ---        ---       ---       ---            $60,131       ---          ---
                                     ---------  -------  ---------- --------  ------------  ------------   ------     ----------

Balance at July 31, 1995             2,280,176  $22,801  1,884,575  $18,846   $17,562,587   $29,491,719    42,559     ($189,425)
                                     =========  =======  ========== ========  ============  ============   ======     ==========

Net income                              ---       ---        ---       ---        ---        $1,160,207       ---        ---
Cash dividends paid ($.32 per share)    ---       ---        ---       ---        ---       ($1,296,926)      ---        ---
Conversion of Class B common stock
  to Class A common stock               19,333     $194    (19,333)   ($194)      ---           ---           ---        ---
Repurchase of Class A common stock      ---       ---        ---       ---        ---           ---        152,700  ($1,308,515)
Issuance of stock under incentive
  stock option plan                      5,238      $52      ---       ---       $28,849        ---           ---        ---
Unrealized investment loss, net         ---       ---        ---       ---         ---         ($22,648)      ---        ---
                                     ---------- -------  ---------- --------  ------------  ------------    -------  ------------

Balance at July 31, 1996             2,304,747  $23,047  1,865,242  $18,652   $17,591,436   $29,332,352    195,259  ($1,497,940)
                                     =========  =======  ========== ========  ===========   ============   =======  ============


Net income                              ---       ---        ---       ---         ---         $113,071       ---        ---
Cash dividends paid ($.32 per share)    ---       ---        ---       ---         ---      ($1,265,174)      ---        ---
Conversion of Class B common stock
  to Class A common stock               12,165     $122   ($12,165)   ($122)       ---          ---           ---        ---
Repurchase of Class A common stock      ---       ---        ---       ---         ---          ---         25,400    ($175,000)
Unrealized investment gain, net         ---       ---        ---       ---         ---          $42,811       ---        ---
                                     ---------  -------  ---------  -------   -----------   ------------   -------  ------------

Balance at July 31, 1997             2,316,912  $23,169  1,853,077  $18,530   $17,591,436   $28,223,060    220,659  ($1,672,940)
                                     =========  =======  =========  =======   ===========   ============   =======  ============

The accompanying notes are an integral part of these financial statements.

                                      Ecology & Environment, Inc
                                 Consolidated Statement of Cash Flows
                                                                       Year ended July 31,
                                                                1997           1996           1995
                                                           ------------   ------------   ------------
  Cash flows from operating activities:
     Net income                                            $    113,071   $  1,160,207   $  2,153,844
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
     Depreciation                                             1,585,562      1,734,442      1,980,697
     (Gain) loss on disposition of property and equipment        (1,225)         5,739        (56,525)
     (Gain) on sale of investment securities                        ---         (1,534)       (13,145)
     Net foreign exchange loss                                      ---        123,506            ---
     Provision (Benefit)  for contract adjustments              112,925       (137,589)       (32,511)
     (Increase) decrease in:
        - contracts receivable, net                          (2,398,046)     1,165,608     10,718,923
        - other current assets                                    5,107        545,643        (85,615)
     Increase (decrease) in:
        - accounts payable                                     (560,508)    (1,355,221)      (915,477)
        - accrued payroll costs                                (404,081)      (307,935)    (1,079,038)
        - other accrued liabilities                             101,151       (685,856)      (701,882)
        - income taxes payable                                  184,583            ---       (170,776)
     Other, net                                                  47,870          9,991        (46,722)
                                                           ------------   ------------   ------------
     Net cash provided by (used in) operating activities     (1,213,591)     2,257,001     11,751,773

  Cash flows used in investing activities:
     Purchase of property, building and equipment, net         (965,311)      (915,270)    (1,643,279)
     Proceeds from sale of assets                                 1,225         12,597        218,222
     Purchase of investment securities                       (1,210,761)    (2,438,326)    (4,334,164)
     Proceeds from maturity of investment securities            200,000      1,600,000            ---
     Proceeds from sale of investment securities                498,882        570,423      1,303,468
     Investment in China joint venture                         (148,396)           ---            ---
                                                           ------------   ------------   ------------

     Net cash used in investing activities                   (1,624,361)    (1,170,576)    (4,455,753)
                                                           ------------   ------------   ------------
  Cash flows provided by used in financing activities:
     Dividends Paid                                          (1,265,174)    (1,296,926)    (1,324,317)
     Repayment of long-term debt                                (87,500)       (87,500)      (562,501)
     Issuance of common stock                                       ---         28,901            ---
     Repurchase of common stock                                (175,000)    (1,308,515)      (141,485)
                                                           ------------   ------------   ------------

     Net cash used in financing activities                   (1,527,674)    (2,664,040)    (2,028,303)
                                                           ------------   ------------   ------------

  Net increase (decrease) in cash and cash equivalents       (4,365,626)    (1,577,615)     5,267,717
  Cash and cash equivalents at beginning of period            8,080,524      9,658,139      4,390,422
                                                           ------------   ------------   ------------

  Cash and cash equivalents at end of period               $  3,714,898   $  8,080,524   $  9,658,139
                                                           ============   ============   ============
  The accompanying notes are an integral part of these financial statements.
</TABLE

                         ECOLOGY AND ENVIRONMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Description of business

    Ecology and Environment, Inc. (the Company) is an environmental consulting and testing firm whose underlying philosophy is to provide a broad range of environmental consulting services worldwide so that sustainable economic and human development may proceed with minimum negative impact on the environment. These services include environmental audits and impact assessments, hazardous material site evaluations and response programs, water and groundwater monitoring, laboratory analyses, environmental infrastruction planning and many other projects provided by the Company's multidisciplinary professional staff. Gross revenues reflected in the Company's consolidated statement of income represent services rendered for which the Company maintains a primary contractual relationship with its customers. Included in gross revenues are certain services outside the Company's normal operations which the Company has elected to subcontract to other contractors. The costs relative to such subcontract services are deducted from gross revenues to derive net revenues.

    During fiscal years ended July 31, 1997, 1996 and 1995, the percentage of total net revenues derived from contracts exclusively with the United
    States Environmental Protection Agency (EPA) were 47%, 48% and 47%, respectively. The Company's Superfund Technical Assessment and Response
    Team (START) contracts accounted for the majority of the EPA net revenue in fiscal year 1997. The percentage of net revenues derived from contracts with the United States Department of Defense (DOD) were 18%, 20% and 17% for fiscal years ended July 31, 1997, 1996 and 1995, respectively.

2.  Summary of significant accounting principles

    a.  Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Also reflected in the financial statements are the Company's 66-2/3% ownership in the assets of a nonoperating subsidiary, Ecology and Environment of Saudi Arabia
        Ltd. (EESAL) and a 50% ownership in two Chinese operating joint ventures, Beijing Yi Yi Ecology and Engineering Co. Ltd. and the
        Tianjin Green Engineering Company. These joint ventures are accounted for under the equity method. All significant intercompany transactions and balances have been eliminated. Certain amounts in the prior years' consolidated financial statements and notes have been reclassified to conform with the current year presentation.

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

    c.  Revenue recognition

        Substantial amounts of the Company's revenues are derived from cost-plus-fee contracts using the percentage of completion method based on costs incurred plus the fee earned. The fees under certain government contracts are determined in accordance with performance incentive provisions. Such awards are recognized at the time the amounts can be reasonably determined. Provisions for estimated contract adjustments relating to cost based contracts have been deducted from gross revenues in the accompanying consolidated statement of income. Such adjustments typically arise as a result of interpretations of cost allowability under cost based contracts.

        Revenues related to long-term government contracts are subject to audit by an agency of the United States government. Government audits have been completed through fiscal year 1989 and are currently in process for fiscal years 1990 through 1992. The majority of the balance in the allowance for contract adjustments accounts represent a reserve against possible adjustments for fiscal years 1990 through 1997.

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

     	The carrying amount of cash and cash equivalents contracts receivable and accounts payable at July 31, 1997 approximates fair value because of the short maturity of those instruments. The amortized cost and estimated fair value of investment securities available for sale are fully described in Note 4. Long-term debt consists of third party borrowings by the Company. Based on the Company's assessment of the current financial market and corresponding risks associated with the debt, management believes that the carrying amount of long-term debt at July 31, 1997 approximates fair value.

     g.	Translation of foreign currencies

     	The financial statements of foreign subsidiaries where the local currency is the functional currency are translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for results of operations. Adjustments resulting from translation of financial statements did not materially impact the financial statements for fiscal years 1997, 1996 and 1995.

     	The financial statements of foreign subsidiaries located in highly inflationary economies are remeasured as if the functional currency were the U.S. dollar. The remeasurement of local currencies into U.S.
        dollars creates translation adjustments which are included in net income and amounted to $0, $123,506 and $0 for fiscal years 1997, 1996 and 1995, respectively.

     h. Income taxes

     	The Company follows the asset and liability approach to account for income taxes. This approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Although realization is not assured, management believes it is more likely than not that the recorded net deferred tax assets will be realized. Since in some cases management has utilized estimates, the amount of the net deferred tax asset considered realizable could be reduced in the near term.

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

     	In September 1995, the Company made the decision to terminate the defined benefit plan. This plan was fully settled by December 1996.
        In July 1996, the Company made the decision to terminate the supplemental defined benefit plan for senior executives. This plan was fully settled in December 1996. These events did not materially impact the financial results for fiscal year 1997.

     	The Company does not offer any benefits that would result in a liability under either SFAS No. 106 "Employers' Accounting for
        Postretirement Benefits Other Than Pensions" or SFAS No. 112
        "Employers' Accounting for Postemployment Benefits."

    j.	Stock based compensation

     	The Company has elected to continue measuring compensation costs for employee stock based compensation arrangements using the method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to
        Employees" as permitted by SFAS No. 123 "Accounting for Stock Based
        Compensation." In accordance with APB Opinion No. 25, compensation expense is not recognized for stock option awards to employees under the Company's stock option plan since the exercise price of options granted is equal to or greater than the market price of the underlying stock at the date of grant.

    k.  Net income per common share

        The computations of net income per common share are based upon the weighted average of Class A and B common shares outstanding during each period restated in fiscal years prior to 1995 for the 5% stock dividend distributed on August 30, 1994.

3.  Cash and cash equivalents

    The Company's policy is to invest cash in excess of operating requirements in income-producing short-term investments. At July 31, 1997 and July 31,
    1996 short-term investments consist of commercial paper and money market funds. These investments are carried at cost. Short-term investments amounted to approximately $3,081,000 and $6,557,000 at July 31, 1997 and 1996, respectively, and are reflected in cash and cash equivalents in the accompanying consolidated balance sheet and statement of cash flows.

    For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. Cash paid for interest amounted to $65,994, $70,445, and $104,421 in fiscal years 1997, 1996 and 1995, respectively.
    Cash paid for income taxes amounted to $95,322, $442,000 and $1,969,248 in fiscal years 1997, 1996 and 1995, respectively.

4.  Investment securities

    The amortized cost and estimated fair values of investment securities were as follows:
                                             Gross        Gross      Estimated
                               Amortized   unrealized   unrealized     fair
                                 cost        gains        losses       value

    July 31, 1997

    Investment securities
      available for sale:
    Mutual funds               $2,565,155    $29,759      $    330  $2,594,584
    Municipal notes and bonds   2,079,920     13,527         1,694   2,091,753
    Corporate note                400,000       -             -        400,000
    U.S. treasury interest-
      only strips                 998,224      2,860          -      1,001,084

    Federal agency obligations    997,189      1,425          -        998,614
                               ----------   ---------   ----------  ----------
                               $7,040,488   $ 47,571      $  2,024  $7,086,035
                               ==========   =========   ==========  ==========

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


    The amortized cost and estimated fair value of debt securities available for sale by contractual maturity as of July 31, 1997 were as follows:

                                                   Amortized        Estimated
                                                      cost          fair value

    Due in one year or less			  $2,222,293	    $2,226,138
    Due after one year through five years            903,040           915,313
    Due after five years through ten years 	     400,000	       400,000
    Due after ten years				     950,000	       950,000
     						  ----------	    ----------
     						   4,475,333	     4,491,451
    Mutual Funds Available for Sale		   2,565,155	     2,594,584
     						  ----------	    ----------
     						  $7,040,488	    $7,086,035
     						  ==========	    ==========

    Proceeds, gross realized gains and losses from the sale of investment securities were $498,882, $0 and $0, respectively, in fiscal year 1997, $570,423, $1,567 and $33, respectively, in fiscal year 1996 and $1,303,468, $15,237 and $2,092, respectively, in fiscal year 1995.
    The unrealized investment securities gain and unrealized investment securities loss, net of applicable income taxes, at July 31, 1997 and 1996 of $27,329 and $15,482, respectively, are reflected in retained earnings in the consolidated balance sheet.

5.  Contract receivables, net
                                                     July 31,

                                               1997            1996

    United States government -
      Billed                              $ 7,959,278      $ 7,720,240

      Unbilled                              8,214,653        6,956,133
                                          ------------     ------------
                                           16,173,931       14,676,373
                                          ------------     ------------
    Industrial customers and state
    and municipal governments -
      Billed                                6,608,240        6,174,195

      Unbilled                              4,103,110        3,837,327
                                          ------------     ------------
                                           10,711,350       10,011,522
                                          ------------     ------------
    Less allowance for contract
      adjustments                            (904,124)        (991,859)
                                          ------------     ------------

                                          $25,981,157      $23,696,036
                                          ============     ============


    United States government receivables arise from long-term U.S. government prime contracts and subcontracts. Unbilled receivables result from revenues which have been earned, but are not billed as of period-end. The above unbilled balances are comprised of incurred costs plus fees not yet processed and billed; and differences between year-to-date provisional billings and year-to-date actual contract costs incurred and fees earned of approximately $3,026,000 at July 31, 1997 and $2,907,000 at July 31,
    1996. Unbilled contracts receivable are reduced by billings in excess of costs incurred of $1,282,000 at July 31, 1997 and $2,573,000 at July 31,
    1996. Management anticipates that the July 31, 1997 unbilled receivables will be substantially billed and collected in fiscal 1998. Within the above billed balances are contractual retainages in the amount of approximately $1,423,000 at July 31, 1997 and $1,457,000 at July 31, 1996.
    Included in other accrued liabilities is an additional allowance for contract adjustments relating to potential cost disallowances on amounts billed and collected of approximately $2,028,000 at July 31, 1997 and $1,848,000 at July 31, 1996.

6.  Property, building and equipment, net

                                                       July 31,

                                                1997              1996

    Land                                   $   528,320       $   528,320
    Buildings                               12,951,063        12,786,490
    Laboratory and other equipment           5,971,802         5,817,301
    Data processing equipment		     6,958,399 	       6,440,922
    Office furniture and equipment	     4,295,285	       4,234,369
    Leasehold improvements and other	     1,406,800 	       1,339,865
     					   ------------	     ------------
     					    32,111,669	      31,147,267
    Less accumulated depreciation
      and amortization			   (19,258,693)	     (17,674,040)
     					   ------------	     ------------

     					   $12,852,976	     $13,473,227
     					   ============	     ============

7.  Line of credit

    The Company has an unsecured $10,000,000 line of credit available which is subject to annual renewal and which bears interest at the prime rate. No borrowings on the line of credit were outstanding at July 31, 1997 and July 31, 1996 and none were required during fiscal years 1997 and 1996.
    At July 31, 1997 the Company had letters of credit totaling $1,146,000 secured by this line of credit.

8.  Long-term debt

    During fiscal year 1994, the Company obtained industrial revenue bond capital lease financing in the amount of $750,000 to finance a portion of the cost of the newly constructed analytical services facility. The lease is collateralized by a portion of the land and the analytical services facility building in an amount equal to the bond. The bond is payable in equal monthly principal installments of $3,125 through 2014 and bears interest at the borrower's base rate which approximates prime (8.50% at July 31, 1997). In addition, the Company must meet certain financial ratio covenants relating to current assets to current liabilities and debt to tangible net worth. At July 31, 1997 the Company was in compliance with all financial ratio covenants. The balance outstanding on this bond at July 31, 1997 and 1996 was $628,125 and $665,625, respectively.

    During fiscal year 1988, the Company obtained industrial revenue bond capital lease financing in the amount of $1,000,000 to finance a portion of the cost of the newly constructed corporate headquarters. The lease is collateralized by a portion of the land and the corporate headquarters building in an amount equal to the bond. The bond is payable in equal monthly principal installments of $4,167 through 2008 and bears interest at the borrower's base rate which approximates prime (8.50% at July 31, 1997). The balance outstanding on this bond at July 31, 1997 and 1996 was $66,666 and $116,666, respectively.

    The current portion of long-term debt at July 31, 1997 in the amount of $87,500 is included in other accrued liabilities in the accompanying consolidated balance sheet.

9.  Income taxes

    The provision for income taxes differs from the federal statutory rate due to the following:
                                                         Fiscal year

                                                  1997      1996      1995

    Statutory rate                                34.0%     34.0%     34.0%
    State income taxes, net of federal benefit    18.0       5.3       5.4
    Foreign operations                            20.3       2.7      (0.7)
    Other				           3.9       2.4        .7
                                                  -----     -----     -----
     					          76.2%     44.4%     39.4%
                                                  =====     =====     =====


    Deferred tax assets (liabilities) included in other current assets were comprised of the following:

                                                            July 31,

                                                      1997            1996

    Allowance for contract adjustments             $1,260,735 	   $1,178,465
    Accrued vacation and compensatory time            817,138	      598,085
    Property, building and equipment                  245,400	      216,969
    Other                                              64,819	       78,463
                                                   -----------	   -----------
      Gross deferred tax assets                     2,388,092       2,071,982

    State income taxes                               (169,144)       (119,233)
    Other                                             (97,184) 	      (53,193)
                                                   -----------	   -----------
      Gross deferred tax liabilities                 (266,328)      ($172,426)
                                                   -----------	   -----------
    Net current deferred tax asset                 $2,121,764	   $1,899,556
      						   ===========	   ===========

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

    c.  Incentive stock option plan

     	Under the Company's incentive stock option plan (the "plan"), key employees, including officers of the Company, may be granted options to purchase shares of Class A Common stock at an option price of at least 100% of the shares' fair market value at the date of grant.
        Shares become exercisable after a minimum holding period of five years from the date of grant and expire after a period of ten years from the date of grant. A total of 209,390 shares were authorized for granting under the plan. The plan was terminated in March of 1996.

     	No options were granted during fiscal year 1997. During fiscal years
        1996 and 1995, 37,250 and 19,500 options were granted, respectively, at prices of $7.25 and $9.00, respectively. No options were exercised during fiscal years 1997 and 1995. Exercised options during fiscal year 1996 amounted to 5,238 at an exercise price of $5.65 per share.
        Canceled options during the three year period ended July 31, 1997 amounted to 22,848, 23,955 and 13,525, respectively, at a weighted average exercise price of $11.71, $12.41 and $12.63, respectively. No options expired during fiscal years 1997 and 1995. Expired options during fiscal year 1996 amounted to 425 at an exercise price of $5.65 per share.

     	Options outstanding at the end of the four year period ended July 31, 1997 were 159,965, 182,813, 175,181 and 169,206, respectively, at a weighted average exercise price of $11.44, $11.48, $12.31 and $12.72, respectively. Of the options outstanding for the three year period ended July 31, 1997, 79,086, 90,710 and 85,763, respectively, are currently exercisable at a weighted average exercise price of $13.27,

     	$13.22 and $11.79, respectively. At July 31, 1997, 63,705 options have an exercise price between $7.25 and $10.48, with a weighted average exercise price and weighted average contractual life of $8.44 and 6.59 years, respectively. Of those options, 16,005 are currently exercisable at an exercise price of $10.48. Additionally, at July 31, 1997, 96,260 options have an exercise price between $12.38 and $16.08 with a weighted average exercise price and weighted average contractual life of $13.43 and 3.77 years, respectively. Of those options, 63,081 are currently exercisable at a weighted average exercise price of $13.98.

     	The Company estimates that if they elected to measure compensation cost for employee stock based compensation arrangements under SFAS No.
        123 it would not have caused net income and earnings per share for fiscal years 1997 and 1996 to be materially different from their reported amounts.

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

    At July 31, 1997, future minimum rental commitments, net of estimated amounts allocable to government contracts with rental cost reimbursement clauses, were as follows:

        Fiscal year             Gross          Reimbursable          Net

           1998              $1,964,455          $949,845        $1,014,610
           1999               1,781,330           949,845           831,485
           2000               1,574,020           936,981           637,039
           2001               1,024,531           606,362           418,169
           2002                 354,431           217,025           137,406

    Gross rental expense under the above lease commitments for 1997, 1996, and 1995 was $2,098,520, $1,951,645, and $2,637,185, respectively.


12. Pension plans

     a.  Defined benefit plan

         The Company's pension expense associated with this plan for fiscal years ended July 31, 1997, 1996, and 1995 was $0, $1,110,500, and
         $470,996, respectively. The increase in fiscal year 1996 expenses is attributable to the curtailment and partial settlement of this plan in accordance with SFAS No. 88 "Employers Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and Termination
         Benefits." There was no pension expense for fiscal year 1997 and no accrued pension liabililty (asset) at July 31, 1997 as the plan was fully settled by December 1996.

         Pension cost of this plan includes the following cost components:

                                                     1996          1995

         Service cost -
     	   benefits earned during the period        $ 65,100 	  $408,900
         Interest costs on projected benefit
           obligation				     258,200 	   342,100
         Actual return on plan assets		    (201,900)     (351,212)
         Net amortization and deferral		    (160,500)	    71,208
         Curtailment and Settlement Cost           1,149,600          ---
                                                  -----------	  ---------

         Net periodic pension cost		  $1,110,500 	   $470,996
     	   					  ===========	  =========

     	 Data relating to the funding position of this plan were as follows:

     	                                           July 31,

                                                     1996

         Actuarial present value of:
         Vested benefit obligation                  $942,186
     	 Nonvested benefit obligation                  ---
     	 					    --------
         Projected benefit obligation                942,186
         Plan assets at fair value                   131,725
     	    					    --------

         Net accrued pension (asset) liability      $810,461
     	 					    ========

     	 The discount rate used in determining the actuarial present value of the above benefit obligations was 6.72% for fiscal year 1996.

    b.   Defined contribution plan

         Contributions to the defined contribution plan are discretionary and determined annually by the Board of Directors. The total expense under the plan for fiscal years 1997, 1996, and 1995 was $1,209,412, $985,198 and $1,786,857, respectively.

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

                          ECOLOGY AND ENVIRONMENT, INC.

                                  SCHEDULE VIII
                          Allowance for Doubtful Accounts
                    Years Ended July 31, 1997, 1996, and 1995




                            Balance at     Charged to                  Balance
                            Beginning       Cost and                   at End
     Year Ended             of Period       Expense     Deduction      of Year

    July 31, 1997           $2,839,675    $  112,925   $   20,660    $2,931,940

    July 31, 1996           $3,123,709    $ (137,589)  $  146,445    $2,839,675

    July 31, l995           $4,070,326    $  (32,511)  $  914,106    $3,123,709




  Selected quarterly financial data (Unaudited)

  (In thousands, except per share information)
                                                                 Quarter

                   1997                         First      Second       Third      Fourth
  -----------------------------------------   ---------   ---------   ---------   ---------
  Gross revenues                              $  16,752   $  16,920   $  17,601   $  19,517
  Net revenues                                   14,141      13,530      15,099      16,212
  Income (loss) from operations                     212         (53)       (417)        104
  Income (loss) before income taxes                 381         114        (255)        238
  Net income (loss)                                 227          15        (208)         79
  Net income (loss) per common share          $    0.06   $    0.00   $   (0.05)  $    0.02
  Cash dividends declared per common share    $    0.00   $    0.16   $    0.00   $    0.16



                   1996                         First      Second       Third      Fourth
  -----------------------------------------   ---------   ---------   ---------   ---------
  Gross revenues                              $  19,759   $  16,276   $  15,797   $  17,991
  Net revenues                                   17,210      14,451      14,540      15,368
  Income from operations                            817         470         151          73
  Income before income taxes                        977         671         202         237
  Net income                                        544         410          60         146
  Net income per common share                 $    0.13   $    0.10   $    0.02   $    0.04
  Cash dividends declared per common share    $    0.00   $    0.16   $     ---   $    0.16


Item 9.	 DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.


                                   PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the names, ages and positions of the Directors and executive officers of the Company.

Name			   Age	 Position

Gerhard J. Neumaier	   60	 President and Director

Frank B. Silvestro	   60	 Executive Vice President and Director

Gerald A. Strobel	   57	 Executive Vice President of Technical
			   	 Services and Director

Ronald L. Frank		   59	 Executive Vice President of Finance,
			   	 Secretary, Treasurer and Director

Gerard A. Gallagher, Jr.   66	 Senior Vice President of Special Projects and
			   	 Director

Roger J. Gray		   56	 Senior Vice President

Laurence M. Brickman	   53	 Senior Vice President

Harvey J. Gross		   69	 Director

Ralph Bookbinder	   67	 Director

Ross M. Cellino		   65	 Director

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

Item 11. EXECUTIVE COMPENSATION

	 There is shown below information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended July 31, 1995, 1996 and 1997 of those persons who were at July 31, 1997 (i) the chief executive officer and (ii) the four other most highly compensated executive officers with annual salary and bonus for the fiscal year ended July 31, 1997 in excess of $100,000. In this report, the five persons named in the table below are referred to as the "Named Executives".

                                   	     SUMMARY COMPENSATION TABLE
                                 ANNUAL COMPENSATION                  LONG-TERM COMPENSATION

                                                                 STOCK INCENTIVE   LONG-TERM      ALL
   NAME AND                   FISCAL                                 OPTIONS     COMPENSATION    OTHER
   PRINCIPAL POSITION         YEAR    SALARY   BONUS (1)   OTHER     (SHARES)       PAYOUTS       (2)
   Gerhard J. Neumaier 	      1997   $219,952    -0-	    -0-        -0-           -0-         12,000
   President and Director     1996   $216,632    -0-        -0-        -0-           -0-     	  7,611
       	       	       	      1995   $220,118  $28,200      -0-	       -0-    	     -0-       	 12,213

   Frank B. Silvestro  	      1997   $199,967    -0-	    -0-	       -0-    	     -0-     	 10,925
   Executive VP and Director  1996   $196,949    -0-        -0-        -0-           -0-     	  6,841
                              1995   $200,118  $28,200      -0-	       -0-           -0-     	 11,149

   Ronald L. Frank     	      1997   $199,967    -0-	    -0-	       -0-    	     -0-     	 10,925
   Executive Vice President   1996   $196,949    -0-        -0-	       -0-           -0-     	  6,841
   of Finance, Secretary      1995   $200,118  $28,200      -0-	       -0-           -0-     	 11,149
   Treasurer and Director

   Gerald A. Strobel          1997   $199,967    -0-	    -0-	       -0-    	     -0-     	 10,925
   Executive Vice President   1996   $196,949    -0-        -0-	       -0-           -0-     	  6,841
   of Technical Services      1995   $200,118  $28,100      -0-	       -0-           -0-     	 11,156
   and Director

   Gerard A. Gallagher, Jr.   1997   $177,134    -0- 	    -0-	       -0-    	     -0-     	  9,695
   Senior Vice President      1996   $174,226    -0-        -0-	       -0-           -0-          5,938
   of Special Projects and    1995   $177,268  $20,000	    -0-	       -0-           -0-          9,843
   Director


   (1) 	Amounts earned for bonus compensation determined by the Board of Directors.
   (2)	Represents group term life insurance premiums, contributions made by the Company to its	 Defined
        Contribution Plan and Defined Contribution Plan SERP accruals on behalf of each of the Named
        Executives.

	 None of the Company's executive officers have employment agreements. Directors who are not employees of the Company are paid an annual fee of $20,826 payable quarterly.

Compensation Pursuant to Plans

         Pension Plan. In September 1995, the Company decided to terminate its Defined Benefit Pension Plan (the "Pension Plan"). The termination of the Pension Plan was settled by December 1996.

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

Incentive Stock Option Plan

	 In February 1986, the Company adopted an Incentive Stock Option Plan (the "Option Plan") under which key employees, including officers, of the Company may be granted options to purchase up to an aggregate of 100,000 shares of Class A Common Stock. During the fiscal year ending July 31, 1990, the shareholders of the Company authorized an additional 100,000 shares, bringing the aggregate to 200,000 shares of Class A Common Stock currently authorized to be issued under the Plan. The anti-dilution provisions of the plan resulted in an increase of 9,390 shares upon distribution of the stock dividend distributed by the company on August 30, 1994 to shareholders of record on August 1, 1994. See Note 10 of "Notes to Consolidated Financial Statements". The plan terminated in March 1996 and no options can be granted after that date. The Board of Directors administers the Option Plan and has authority to determine the persons to whom options are to be granted, the number of shares to be covered by each option, the time at which each option shall be granted, the exercise price and the time during which options may be exercised. The Option Plan was designed to qualify as an "incentive stock option plan" under Section 422A of the Internal Revenue Code.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

	 The following table sets forth, as of September 30, 1997, the number of outstanding shares of Class A Common Stock and Class B Common Stock of the Company beneficially owned by each person known by the Company to be the beneficial owner of more than 5 percent of the then outstanding shares of Common Stock:

			  Class A Common Stock       Class B Common Stock
			 Nature and	Percent	     Nature and
			 Amount of      of	     Amount of
			 Beneficial 	Class As     Beneficial	 Percent
			 Ownership	Adjusted     Ownership	 Of
Name and Address(1)	 (2)(3)      	   (4)       (2)(3)      Class

Gerhard J. Neumaier*	 346,944	14.0%	     345,894	 19.0%

Frank B. Silvestro*	 288,937	12.0%	     288,937	 15.8%

Ronald L. Frank*	 267,976	11.2%	     259,394	 14.2%

Gerald A. Strobel*	 270,796	11.3%	     270,796	 14.8%

Franklin Resources,
Inc.			 370,000	17.4%	     0		 0

The Cameron Baird
 Foundation (4)		 231,200	10.9%	     0		 0

*  See Footnotes in next table

(1) The address for Gerhard J. Neumaier, Frank B. Silvestro, Ronald L. Frank and Gerald A. Strobel is c/o Ecology and Environment, Inc., 368 Pleasant View Drive, Lancaster, New York 14086, unless otherwise indicated. The address for Franklin Resources, Inc. is 777 Mariners Island Blvd., P. O. Box 7777, San Mateo, California 94403-7777. The address for The Cameron Baird Foundation is Box 564, Hamburg, NY 14075.

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

(3) There are 2,126,202 shares of Class A Common Stock issued and outstanding and 1,823,128 shares of Class B Common Stock issued and outstanding as of September 30, 1997. The figures in the "as adjusted" columns are based upon these totals and except as set forth in the preceding sentence, upon the assumptions described in footnote 2 above.

(4)  Includes 10,000 shares owned by Brent D. Baird.

SECURITY OWNERSHIP OF MANAGEMENT

      	 The following table sets forth certain information regarding the beneficial ownership of the Company's Class A Common Stock and Class B Common Stock as of September 30, 1997, by (i) each Director of the Company and (ii) all Directors and officers of the Company as a group.

                         Class A Common Stock       Class B Common Stock

                         Nature and    Percent      Nature and
                         Amount of       of         Amount of
                         Beneficial   Class As      Beneficial	  Percent
                         Ownership    Adjusted      Ownership	  of
Name(1)                   (2)(3)        (4)           (2)(3)  	  Class

Gerhard J. Neumaier
(5)(13)			 346,944    	14.0%	      345,894	   19.0%

Frank B. Silvestro	 288,937	12.0%	      288,937	   15.8%
(13)

Ronald L. Frank		 267,976	11.2%	      259,394  	   14.2%
(6)(13)

Gerald A. Strobel	 270,796	11.3%	      270,796	   14.8%
(7)(13)

Harvey J. Gross (8)	  91,047	 4.1% 	       91,047	    5.0%

Gerard A. Gallagher, Jr.  76,987	 3.5%	       76,646       4.2%

Ralph Bookbinder (9)	  18,200          *	       17,850	    1.0%

Ross M. Cellino (10)	  13,206    	  *	        1,050 	     *

Directors and officers
as a Group (11)(12)    1,391,355	39.9%       1,365,203	   74.9%
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

(4) There are 2,126,202 shares of Class A Common Stock issued and outstanding and 1,823,128 shares of Class B Common Stock issued and outstanding as of September 30, 1997. The figure in the "as adjusted" columns are based upon these totals and except as set forth in the preceding sentence, upon the assumptions described in footnotes 2 and 3 above.

(5) Includes 525 shares of Class A Common Stock owned by Mr. Neumaier's spouse, as to which he disclaims beneficial ownership. Includes 525 shares of Class A Common Stock owned by Mr. Neumaier's Individual Retirement Account. Does not include any shares of Class A Common Stock or Class B Common Stock held by Mr. Neumaier's adult children.

(6) Includes 7,850 shares of Class B Common Stock owned by one of Mr. Frank's children and 5,067 shares of Class A Common Stock owned by one of Mr. Frank's children as to which he disclaims beneficial ownership. Does not include any shares of Class A Common Stock or Class B Common Stock held by Mr. Frank's other adult children. Includes 39,625 shares of Class B Common Stock owned by Mr. Frank's former spouse as to which he disclaims beneficial ownership except for the right to vote the shares which he retains pursuant to an agreement with his former spouse. Includes 515 shares of Class A Common Stock owned by Mr. Frank's individual retirement account.

(7) Includes 51,726 shares of Class B Common Stock owned in equal amounts by Mr. Strobel's three children (Mr. Strobel holds 21,171 shares as custodian for these children), as to which he disclaims beneficial ownership.

(8) Includes an aggregate of 21,047 shares of Class B Common Stock owned by two trusts created by Mr. Gross of which he and his spouse are the sole beneficiaries during their lifetimes.

(9) Includes 1,050 shares of Class B Common Stock and 150 shares of Class A Common Stock owned by Mr. Bookbinder's spouse as to which he disclaims beneficial ownership.

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

(12) Includes 1,181 shares of Class A Common Stock which may be issued upon exercise of a stock option granted to one officer in July 1988, pursuant to the Company's Incentive Stock Option Plan; includes 892 shares of Class A Common Stock which may be issued upon exercise of a stock option granted to one officer in July 1990, pursuant to the Company's Incentive Stock Option Plan; includes 892 shares of Class A Common Stock which may be issued upon exercise of a stock option granted to one officer on September 2, 1991 pursuant to the Company's Incentive Stock Option Plan; does not include 787 shares of Class A Common Stock which may be issued upon the exercise of a stock option granted to one officer on November 2, 1992 pursuant to the Company's Incentive Stock Option Plan; does not include 630 shares of Class A Common Stock which may be issued upon the exercise of a stock option granted to one officer on April 2, 1994 pursuant to the Company's Incentive Stock Option Plan; does not include 600 shares of Class A Common Stock which may be issued upon the exercise of a stock option granted to one officer on December 2, 1994 pursuant to the Company's Incentive Stock Option Plan; does not include 2,400 shares of Class A Common Stock which may be issued upon the exercise of stock options granted to two (2) officers on December 12, 1995 pursuant to the Company's Incentive Stock Option Plan.

(13) Subject to the terms of the Restrictive Agreement. See "Security Ownership of Certain Beneficial Owners-Restrictive Agreement".

Restrictive Agreement

	 Messrs. Gerhard J. Neumaier, Silvestro, Frank, and Strobel entered into a Stockholders' Agreement in 1970 which governs the sale of an aggregate of 1,272,018 shares Class B Common Stock owned by them, the former spouse of one of the individuals and the children of the individuals. The agreement provides that prior to accepting a bona fide offer to purchase all or any part of their shares, each party must first allow the other members to the agreement the opportunity to acquire on a pro rata basis, with right of over-allotment, all of such shares covered by the offer on the same terms and conditions proposed by the offer.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          None.

                                   PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENTS

(a)  1.	 Financial Statements                                  Page

	 Report of Independent Accountants			18

	 Consolidated Balance Sheet -
	       July 31, 1997 and 1996				19

	 Consolidated Statement of Income
	       for the fiscal years ended
	       July 31, 1997, 1996 and 1995			20

	 Consolidated Statement of Changes in
	 Shareholders' Equity for the fiscal years
	       ended July 31, 1997, 1996 and 1995		21

	 Consolidated Statement of Cash Flows for
	       the fiscal years ended July 31, 1997,
	       1996 and 1995					22

	 Notes to Consolidated Financial Statements		23

     2.	 Financial Statement Schedule

	 Schedule VIII - Allowance for
	 Doubtful Accounts					34

	 All other schedules are omitted because they are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

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

3.8 Certificate of Amendment of Certificate of Incorporation filed January 15, 1988 (2)

4.1   Specimen Class A Common Stock Certificate (1)

4.2   Specimen Class B Common Stock Certificate (1)

10.1 Stockholders' Agreement among Gerhard J. Neumaier, Ronald L. Frank, Frank B. Silvestro and Gerald A. Strobel dated May 12, 1970 (1)

10.4 Ecology and Environment, Inc. Defined Contribution Plan Agreement dated July 25, 1980 as amended on April 28, 1981 and July 21, 1983 and restated effective August 1, 1984 (1)

21.5  Schedule of Subsidiaries as of July 31, 1997 (5)

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

      (5) Filed as an exhibit to the Company's Form 10-K for Fiscal Year ending July 31, 1995, and incorporated herein by reference.

(b)  Reports on Form 8-K

     Registrant has not filed any reports on Form 8-K during the fourth quarter ended July 31, 1997.

                                 SIGNATURES

	 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, ECOLOGY AND ENVIRONMENT, INC. has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized:

Dated:  October 27, 1997      ECOLOGY AND ENVIRONMENT, INC.


   	              	      By:   /s/ Gerhard J. Neumaier
      	       	      	          Gerhard J. Neumaier, President

	 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

      Signature       	      	   Title                         Date

/s/ Gerhard J. Neumaier       President	    	       	    October 27, 1997
Gerhard J. Neumaier           (Chief Executive
	       	      	      Officer)

/s/ Frank B. Silvestro        Executive     	       	    October 27, 1997
Frank B. Silvestro            Vice-President

/s/ Gerald A. Strobel         Executive                	    October 27, 1997
Gerald A. Strobel             Vice-President

/s/ Ronald L. Frank           Secretary,               	    October 27, 1997
Ronald L. Frank       	      Treasurer, Executive
                              Vice-President of
                              Finance
                              (Principal Financial
                              and Accounting Officer)

/s/ Gerard A. Gallagher, Jr.  Senior Vice   	       	    October 27, 1997
Gerard A. Gallagher, Jr.      President of
                       	      Special Projects
                              and Director

/s/ Ralph Bookbinder          Director                 	    October 27, 1997
Ralph Bookbinder

/s/ Harvey J. Gross           Director	    	       	    October 27, 1997
Harvey J. Gross

/s/ Ross M. Cellino           Director	    	       	    October 27, 1997
Ross M. Cellino

Exhibit Index


Exhibit 21.5	      Schedule of Subsidiaries as of July 31, 1997

Exhibit 23     	      Consent of Independent Accountants

		      	      	     	    	       	    	  EXHIBIT 21.5


                           SCHEDULE OF SUBSIDIARIES
                             AS OF JULY 31, 1997


Subsidiaries of Ecology and Environment, Inc. (the "Company") as of July 31,
1997.

     						 Percentage of Capital Stock
     						 of Subsidiary owned by the
     Name                                        Company


1.   Ecology and Environment Engineering, Inc.
     	(a Colorado corporation) 		       	    100%

2.   Ecology and Environment, Limited
     	(a limited company formed under the
     	laws of the Republic of Ireland)	       	     66 2/3%

3.   E & E Kornyezetvedlmi Kft. (a corporation
     	formed under the laws of Hungary)	       	    100%

4.   E & E Umwelt - Beratung GmbH, Leipzig
     	(a corporation formed under the laws
     	of Germany)				       	    100%

5.   Ecology and Environment de Mexico
     	S.A.de C.V. (a corporation formed
     	under the laws of Mexico)		       	     99.9%

6.   Ecology and Environment, S.A.
     	(a corporation formed under the laws
     	of Venezuela)				       	     55%

7.   Ecology and Environment Eurasia (a)
     	corporation formed under the laws of
     	the Russian Republic)			       	    100%

8.   ecology and environment do brasil LTDA
     	(a corporation formed under the laws of
     	Brazil)					       	     99%

9.   Ecology and Environment of Saudi Arabia
        Company, Ltd.  (a limited liability
        company formed under the laws of Saudi
        Arabia)					             66 2/3%

						       	    	  EXHIBIT 23


                      Consent of Independent Accountants


We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 33-41998 and 333-30085) of Ecology and Environment, Inc. of our report dated October 2, 1997, appearing on page 18 of this Form 10-K. We also consent to the reference to us under the heading "Experts" in such Registration Statement (33-41998).





PRICE WATERHOUSE LLP
Buffalo, New York
October 27, 1997