Form 10-Q
period 1997-11-01
ECOLOGY & ENVIRONMENT INC
filed 1997-12-16
CIK 809933

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-Q
                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act in 1934


For Quarter Ended November 1, 1997                   Commission File #1-9065


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


Yes  ____X_____    No  __________


At December 1, 1997, 2,130,802 shares of Registrant's Class A Common Stock (par value $.01) and 1,816,028 shares of Class B Common Stock (par value $.01) were outstanding.

                          ECOLOGY AND ENVIRONMENT, INC.
                           CONSOLIDATED BALANCE SHEET
                                                         November 1,
                                                            1997         July 31,
                                                         (Unaudited)       1997
                                                         ------------  ------------
Assets
--------
Current assets:
  Cash and cash equivalents                              $ 5,878,157   $ 3,714,898
  Investment securities available for sale                 7,511,809     7,086,035
  Contract receivables, net                               24,676,707    25,981,157
  Other current assets                                     3,308,516     3,092,891
                                                         ------------  ------------
             Total current assets                         41,375,189    39,874,981

Property, building and equipment, net                     12,851,068    12,852,976
Other assets                                                 835,113       796,416
                                                         ------------  ------------
             Total assets                                $55,061,370   $53,524,373
                                                         ============  ============

Liabilities and Shareholders' Equity
------------------------------------
Current liabilities:
  Accounts payable                                       $ 3,018,430   $ 2,574,354
  Accrued payroll costs                                    4,550,418     3,716,183
  Other accrued liabilities                                2,277,496     2,258,707
  Income taxes payable					     153,073       184,583
                                                         ------------  ------------
             Total current liabilities                     9,999,417     8,733,827

Long-term debt                                               585,416       607,291

Shareholders' equity
  Preferred stock, par value $.01 per share;
     authorized - 2,000,000 shares; no shares
     issued                                                     ---           ---
  Class A common stock, par value $.01 per
     share; authorized - 6,000,000 shares;
     issued - 2,320,702 and 2,316,912 shares                  23,207        23,169
  Class B common stock, par value $.01 per
     share; authorized - 10,000,000 shares;
     issued - 1,849,287 and 1,853,077 shares                  18,492        18,530
  Capital in excess of par value                          17,591,436    17,591,436
  Retained earnings                                       28,516,342    28,223,060
  Treasury stock - Class A common, 194,400
     shares; Class B common, 26,259 shares,
     at cost                                              (1,672,940)   (1,672,940)
                                                         ------------  ------------
             Total shareholders' equity                   44,476,537    44,183,255
                                                         ------------  ------------
             Total liabilities and shareholders' equity  $55,061,370   $53,524,373
                                                         ============  ============
The accompanying notes are an integral part of these financial statements.

                      ECOLOGY & ENVIRONMENT, INC.
                    CONSOLIDATED STATEMENT OF INCOME
                             (Unaudited)
                                               Three months ended
                                               ------------------
                                            November 1,  October 26,
                                               1997         1996
                                            ------------ ------------
Gross revenues                              $19,373,352  $16,752,137
Less: direct subcontract costs                3,474,290    2,610,912
                                            ------------ ------------
Net revenues                                 15,899,062   14,141,255
                                            ------------ ------------
Operating costs and expenses:
 Cost of professional services
   and other direct operating
   expenses                                   9,482,188    8,056,713
 Administrative and indirect
   operating expenses                         3,822,692    3,647,381
 Marketing and related costs                  1,897,223    1,823,492
Depreciation                                   354,609      401,329
                                            ------------ ------------
 Total operating costs and expenses          15,556,712   13,928,825
                                            ------------ ------------
Income from operations                          342,350      212,400
Interest expense                                 14,898       15,996
Interest income                                 160,496      184,149
                                            ------------ ------------
Income before income taxes                      487,948      380,553
                                            ------------ ------------
Income tax provision (benefit):
   Federal                                      196,866       91,919
   State                                         61,650       25,389
   Deferred                                     (63,850)      35,822
                                            ------------ ------------
                                                194,666      153,130
                                            ------------ ------------
Net income                                     $293,282     $227,423
                                            ============ ============

Net income per common share                       $0.07        $0.06
                                                  =====        =====

Weighted average common shares outstanding    3,949,330    3,968,738
                                            ============ ============

The accompanying notes are an integral part of these financial statements.

                              ECOLOGY AND ENVIRONMENT, INC.
                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (Unaudited)
                                                            Three months ended
                                                         --------------------------
                                                          November 1,   October 26,
                                                            1997          1996
                                                         ------------  ------------
Cash flows from operating activities:
   Net income                                             $  293,282   $   227,423
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
   Depreciation                                              354,609       401,239
   Provision (benefit) for contract adjustments               33,000       (33,675)
   (Increase) decrease in:
     - contracts receivable, net                           1,271,450      (413,406)
     - other current assets                                 (215,625)      244,734
   Increase (decrease) in:
     - accounts payable                                      444,076      (738,760)
     - accrued payroll costs                                 834,235    (1,028,385)
     - other accrued liabilities                              18,789       127,805
     - income taxes payable                                  (31,510)      ---
   Other, net                                                (38,697)       (2,752)
                                                          -----------  ------------
   Net cash provided by (used in) operating activities     2,963,609    (1,215,777)
                                                          -----------  ------------
Cash flows used in investing activities:
   Purchase of property, building and equipment, net        (352,701)     (227,195)
   Purchase of investment securities                        (425,774)     (440,489)
				                          -----------  ------------
   Net cash used in investing activities                    (778,475)     (667,684)
                                                          -----------  ------------
Cash flows used in financing activities:
   Repayment of long-term debt                               (21,875)      (21,875)
   Repurchase of common stock                                 ---          (50,000)
                                                          -----------  ------------
   Net cash used in financing activities                     (21,875)      (71,875)
                                                          -----------  ------------
Net increase (decrease) in cash and cash equivalents       2,163,259    (1,955,336)
Cash and cash equivalents at beginning of period           3,714,898     8,080,524
                                                          -----------  ------------
Cash and cash equivalents at end of period                $5,878,157   $ 6,125,188
                                                          ===========  ============

The accompanying notes are an integral part of these financial statements.


                        ECOLOGY AND ENVIRONMENT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of significant accounting principles

     a.  Consolidation

     The consolidated financial statements include the accounts of Ecology and Environment, Inc. (the Company) and its wholly-owned subsidiaries. Also reflected in the financial statements is the Company's 66-2/3% ownership in the assets of a nonoperating subsidiary, Ecology and Environment of Saudi Arabia Ltd. (EESAL), and a 50% ownership in two Chinese operating joint ventures, Beijing Yi Yi Ecology and Engineering Co. Ltd. and The Tianjin Green Engineering Company. These joint ventures are accounted for under the equity method. All significant intercompany transactions and balances have been eliminated. The consolidated balance sheet at November 1, 1997 and the accompanying consolidated statements of income and of cash flows are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. The accompanying financial statements should be reviewed in conjunction with the Company's fiscal year ended July 31, 1997 audited financial statements.

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

     c.  Revenue Recognition

     Substantial amounts of the Company's revenues are derived from cost-plus-fee contracts using the percentage of completion method based on costs incured plus the fee earned. The fees under certain government contracts are determined in accordance with performance incentive provisions. Such awards are recognized at the time the amounts can be reasonably determined. Provisions for estimated contract adjustments relating to cost based contracts have been deducted from gross revenues in the accompanying consolidated statement of income. Such adjustments typically arise as a result of interpretations of cost allowability under cost based contracts. Revenues related to long-term government contracts are subject to audit by an agency of the United States government. Government audits have been completed through fiscal year 1989 and are currently in process for fiscal years 1990 through 1992. The majority of the balance in the allowance for contract adjustments accounts represents a reserve against possible adjustments for fiscal years 1990 through 1998.

     d.  Income Taxes

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

     e.  Net income per common share

     The computations of net income per common share are based upon the weighted average of Class A and B common shares outstanding during each period.

2.   Contract Receivables

     Contract receivables are
     					   November 1, 	    July 31,
        				      1997    	      1997
     					  ------------	  ------------
     United States government
        Billed                            $ 6,645,322     $ 7,959,278
        Unbilled                            8,553,621       8,214,653
                                          ------------	  ------------
                                           15,198,943      16,173,931
                                          ------------	  ------------
     Industrial customers and state
     and municipal governments
        Billed                              5,498,398       6,608,240
        Unbilled                            4,916,490       4,103,110
                                          ------------    ------------
                                           10,414,888      10,711,350
                                          ------------    ------------
     Less allowance for contract
     adjustments                             (937,124)       (904,124)
                                          ------------    ------------

                                          $24,676,707     $25,981,157
                                          ============    ============

     United States government receivables arise from long-term U.S. government prime contracts and subcontracts. Unbilled receivables result from revenues which have been earned, but are not billed as of period-end.
     The above unbilled balances are comprised of incurred costs plus fees not yet processed and billed; and differences between year-to-date provisional billings and year-to-date actual contract costs incurred and fees earned of approximately $1,911,000 at November 1, 1997, and $3,026,000 at July 31, 1997. Management anticipates that the November 1, 1997 unbilled receivables will be substantially billed and collected in fiscal year 1998. Within the above billed balances are contractual retainages in the amount of approximately $1,527,000 at November 1, 1997 and $1,423,000 at July 31, 1997. Included in other accrued liabilities is an additional allowance for contract adjustments relating to potential cost disallowances on amounts billed and collected of approximately $2,028,000 at both November 1, 1997 and July 31, 1997.

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

PART I - ITEM 2
_______________

     Management's Discussion and Analysis of Financial Condition and Results of Operations


Financial Condition
___________________

     As of November 1, 1997, the Company's working capital balance increased $.2 million to $31.4 million as compared to $31.1 million at July 31, 1997. Cash and cash equivalents increased $2.2 million primarily due to a decrease in net contracts receivable. Net contracts receivable decreased $1.3 million due principally to the delay in payment of a significant receivable with the United States Environmental Protection Agency (EPA) at July 31, 1997 that was subsequently paid in the first quarter of fiscal year 1998. The Company's accrued payroll costs increased $.8 million mainly due to the timing of the above reporting periods versus the actual payment of the Company payroll. In June 1995, the Board of Directors authorized the Company to repurchase up to 200,000 shares of its Class A common stock on the open market. As of November 1, 1997, 196,900 shares had been repurchased.

     The Company maintains an unsecured line of credit of $10.0 million with a bank at the prevailing prime rate. There are no borrowings outstanding under this line of credit at November 1, 1997 and none were required during the first quarter of fiscal year 1998. The Company has historically financed its activities through cash flows from operations. Internally generated funds have been adequate to support the demands for working capital, the purchase of new fixed assets and the payment of dividends. There are no significant working capital requirements pending at November 1, 1997. The Company's existing cash along with that generated by future operations and the existing credit line is expected to be sufficient to meet the Company's needs for the foreseeable future.


Results of Operations
_____________________

Net Revenues
____________

      Net revenues for the first quarter of fiscal year 1998 were $15.9 million, up 12% from the $14.1 million reported in the first quarter of fiscal year 1997. The increase in net revenues was due primarily to an increase in sales recognized from the Company's federal government agency clients. The growth in revenues derived from government agency clients is the result of the federal funding to these agencies being firmly in place following resolution of the past budget crisis. The aftermath of this crisis had continued to hinder federal government agency funding in the first quarter of fiscal year 1997. In particular, increased federal funding resulted in a growth in sales from the Company's regional Superfund Technical Assistance and Response Teams (START) contracts with the United

States Environmental Protection Agency (EPA) and various United States Department of Defense (DOD) clients. In September, 1997, the Company received a subcontract entitled Response Action Contract (RAC) with the EPA worth up to $71 million to provide architect and engineering services in year Advisory and Assistance Support Contract with the U. S. Department of

      The Company also recognized increased net revenues from various state agency clients in the first quarter of fiscal year 1998 compared to the same quarter last year. In particular, net revenues increased from state agency clients in Florida, Texas and Illinois.

      Net income for the first quarter of fiscal year 1998 was $293,000, or $.07 per share, up 29% from the $227,000, or $.06 per share, reported in the first quarter of fiscal year 1997. The increase in earnings was a result of the aforementioned increase in net revenues and of the Company's continued success in lowering indirect operating costs. The percentage of the Company's indirect operating costs to net sales was 3% less in the first quarter of fiscal year 1998 as compared to the same period last year. Operating margins realized from the Company's Analytical Services Center in the period continued to be adversely affected by pricing pressures.

PART II - OTHER INFORMATION




                                  SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     				     	  ECOLOGY AND ENVIRONMENT, INC.



Date:  December 15, 1997 	     By:   /s/ Ronald L. Frank
             			     	  Ronald L. Frank
     				          Executive Vice President
     				     	  Chief Financial Officer
     				          (Principal Financial
     				           Accounting Officer)