Form 10-Q/A
period 1997-11-01
ECOLOGY & ENVIRONMENT INC
filed 1997-12-22
CIK 809933

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


Results of Operations
_____________________

Net Revenues
____________

      Net revenues for the first quarter of fiscal year 1998 were $15.9 million, up 12% from the $14.1 million reported in the first quarter of fiscal year 1997. The increase in net revenues was due primarily to an increase in sales recognized from the Company's federal government agency clients. The growth in revenues derived from government agency clients is the result of the federal funding to these agencies being firmly in place following resolution of the past budget crisis. The aftermath of this crisis had continued to hinder federal government agency funding in the first quarter of fiscal year 1997. In particular, increased federal funding resulted in a growth in sales from the Company's regional Superfund Technical Assistance and Response Teams (START) contracts with the United

States Environmental Protection Agency (EPA) and various United States Department of Defense (DOD) clients. In September, 1997, the Company received a subcontract entitled Response Action Contract (RAC) with the EPA worth up to $71 million to provide architect and engineering services in the EPA's Region 5. Also, in the same month, the Company was awarded a five year Advisory and Assistance Support Contract with the U. S. Department of Energy worth up to $25 million.

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