Form 10-Q
period 1998-01-31
ECOLOGY & ENVIRONMENT INC
filed 1998-03-17
CIK 809933

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-Q
                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act in 1934


For Quarter Ended January 31, 1998                 Commission File #1-9065


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


Yes  ____X_____    No  __________


At March 1, 1998, 2,155,822 shares of Registrant's Class A Common Stock
(par value $.01) and 1,793,508 shares of Class B Common Stock (par value $.01) were outstanding.

                         Ecology & Environment, Inc
                         Consolidated Balance Sheet
                                                      January 31,
							 1998           July 31,
                                                      (Unaudited)          1997
           					     -------------     ------------
Assets
----------
Current assets:
    Cash and cash equivalents                         $ 5,543,759      $ 3,714,898
    Investment securities available for sale            7,555,820        7,086,035
    Contract receivables, net                          21,032,079       25,981,157
    Other current assets                                3,467,182        3,092,891
						      ------------     ------------
      Total current assets                             37,598,840       39,874,981

Property, building and equipment, net                  12,989,303       12,852,976
Other assets                                              816,090          796,416
						      ------------     ------------
      Total Assets                                    $51,404,233      $53,524,373
						      ============     ============

Liabilities and Shareholders' Equity
----------------------------------------
Current liabilities:
    Accounts payable                                   $1,383,733       $2,574,354
    Accrued payroll costs                               3,147,553        3,716,183
    Other accrued liabilities                           2,400,592        2,258,707
    Income taxes payable                                    ---            184,583
						      ------------     ------------
      Total current liabilities                         6,931,878        8,733,827

Long-term debt                                            571,875          607,291

Shareholders' equity:
    Preferred stock, par value $.01 per share;
        authorized - 2,000,000 shares; no shares
        issued                                             ---              ---
    Class A common stock, par value $.01 per
        share; authorized - 6,000,000 shares;
        issued - 2,350,222 and 2,316,912 shares            23,502           23,169
    Class B common stock, par value $.01 per
        share; authorized - 10,000,000 shares;
        issued - 1,819,767 and 1,853,077 shares            18,197           18,530
    Capital in excess of par value                     17,591,436       17,591,436
    Retained earnings                                  27,940,285       28,223,060
    Treasury stock - Class A common, 194,400
        shares;  Class B common, 26,259
        shares at cost                                 (1,672,940)      (1,672,940)
						      ------------     ------------
      Total shareholders' equity 		       43,900,480       44,183,255
						      ------------     ------------
      Total liabilities and shareholders' equity      $51,404,233      $53,524,373
   						      ============     ============

The accompanying notes are an integral part of these financial statements.

                         Ecology & Environment, Inc.
                      Consolidated Statement of  Income
                                 (Unaudited)
                                        Three months ended           Six months ended
                                      January 31,   January 25,   January 31,  January 25,
                                         1998           1997          1998         1997
                                      --------------------------  ------------------------
Gross revenues                        $16,422,674   $16,919,726   $35,796,026  $33,671,863
Less: direct subcontract costs          2,280,591     3,390,925     5,754,881    6,001,642
				      ------------  ------------  -----------  -----------

Net revenues                           14,142,083    13,528,996    30,041,145   27 670,221

Operating costs and expenses:
  Cost of professional services
      and other direct operating
      expense 			        8,363,654     7,744,828    17,845,842   15,801,541
  Administrative and indirect
      operating expenses                3,690,334     3,458,365     7,513,026    7,105,746
  Marketing and related costs           1,886,329     1,980,026     3,783,552    3,803,518
  Depreciation                            337,778       398,822       692,387      800,061
				      ------------  ------------  -----------  -----------

Total operating costs & expenses       14,278,095    13,582,041    29,834,807   27,510,866
                                      ------------  ------------  -----------  -----------

Income (loss) from operations            (136,012)      (53,045)      206,338      159,355
Interest expense                           14,428        15,628        29,326       31,624
Interest income                           160,173       182,384       320,669      366,533

Income before income taxes                  9,733       113,711       497,681      494,264

Income tax provision (benefit):
  Federal                                  46,117        67,079       150,749      158,998
  State                                     8,316        15,032        53,334       40,421
  Deferred                                  8,331        16,766       (55,519)      52,588
                                      ------------  ------------  -----------  -----------

                                           46,102        98,877       148,564      252,007
                                      ------------  ------------  -----------  -----------

Net Income                                $55,835       $14,834      $349,117     $242,257
                                      ============  ============  ===========  ===========

Net income per common share:
  Basic and Diluted                         $0.02        $0.004         $0.09        $0.06
                                      ============  ============  ============ ===========
Weighted average common shares
  outstanding: Basic	                3,949,330     3,957,853     3,949,330    3,963,295
                                      ============  ============  ============ ===========

               Diluted                  3,964,888     3,963,044     3,961,435    3,967,112
                                      ============  ============  ============ ===========

The accompanying notes are an integral part of these financial statement.

                         Ecology & Environment, Inc.
                    Consolidated Statement of Cash Flows
                                 (Unaudited)
                                                             Six months ended
                                                         -------------------------
							 January 31,   January 25,
                                                            1998          1997
							 -----------   -----------
Cash flows from operating activities:
   Net income                                              $349,117      $242,257
   Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Depreciation                                             692,387       800,061
   Provision (benefit) for contract adjustments             192,000      (18,075)
   (Increase) decrease in:
       - contracts receivable                             4,757,078     2,422,423
       - other current assets                              (374,291)     395,494
   Increase (decrease) in:
       - accounts payable                                (1,190,621)   (1,532,921)
       - accrued payroll costs                             (568,630)   (1,344,147)
       - other accrued liabilities                          141,885       243,763
       - income taxes payable                              (184,583)        ---
   Other, net                                               (19,674)       10,096
                    	                                 -----------   -----------

   Net cash provided by operating activities              3,794,668     1,218,951
                                                         -----------   -----------

Cash flows used in investing activities:
   Purchase of property, building and equipment, net       (828,714)     (524,804)
   Purchase of investment securities                       (469,785)     (430,976)
   Investment in China joint venture                          ---        (126,582)
                                                         -----------   -----------

   Net cash used in investing activities                  1,298,499    (1,082,362)
                                                         -----------   -----------
Cash flows used in financing activities:
   Dividends Paid                                          (631,892)     (632,901)
   Repayment of long-term debt                              (35,416)     (43,750)
   Repurchase of common stock                                 ---        (175,000)
							 -----------   -----------

   Net cash used in financing activities                   (667,308)     (851,651)
							 -----------   -----------

Net decrease in cash and cash equivalents                 1,828,861      (715,062)
Cash and cash equivalents at beginning of year            3,714,898     8,080,524
                                                         -----------   -----------

Cash and cash equivalents at end of year                  5,543,759     $7,365,462
							 ===========   ===========

The accompanying notes are an integral part of these financial statements.

                      ECOLOGY AND ENVIRONMENT, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of significant accounting principles

     a.  Consolidation

     The consolidated financial statements include the accounts of Ecology and Environment, Inc. (the Company) and its wholly-owned subsidiaries. Also reflected in the financial statements is the Company's 66-2/3% ownership in the assets of a nonoperating subsidiary, Ecology and Environment of Saudi Arabia Ltd. (EESAL), and a 50% ownership in two Chinese operating joint ventures, Beijing Yi Yi Ecology and Engineering Co. Ltd. and The Tianjin Green Engineering Company. These joint ventures are accounted for under the equity method. All significant intercompany transactions and balances have been eliminated. The consolidated balance sheet at January 31, 1998 and the accompanying consolidated statements of income and of cash flows are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. The accompanying financial statements should be reviewed in conjunction with the Company's fiscal year ended July 31, 1997 audited financial statements.

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

2.   Contract Receivables

     Contract receivables are comprised of:

     					   January 31,	    July 31,
        				      1998    	      1997
     					  ------------	  ------------
     United States government
        Billed                            $ 7,871,794     $ 7,959,278
        Unbilled                            5,705,155       8,214,653
                                          ------------	  ------------
                                           13,576,949      16,173,931
                                          ------------	  ------------
     Industrial customers and state
     and municipal governments
        Billed                              5,513,671       6,608,240
        Unbilled                            2,967,583       4,103,110
                                          ------------    ------------
                                            8,481,254      10,711,350
                                          ------------    ------------
     Less allowance for contract
     adjustments                           (1,026,124)       (904,124)
                                          ------------    ------------

                                          $21,032,079     $25,981,157
                                          ============    ============

     United States government receivables arise from long-term U.S. government prime contracts and subcontracts. Unbilled receivables result from revenues which have been earned, but are not billed as of period-end. The above unbilled balances are comprised of incurred costs plus fees not yet processed and billed; and differences between year-to-date provisional billings and year-to-date actual contract costs incurred and fees earned of approximately $136,000 at January 31, 1998, and $3,026,000 at
     July 31, 1997. Management anticipates that the January 31, 1998 unbilled receivables will be substantially billed and collected in fiscal year 1998. Within the above billed balances are contractual retainages in the amount of approximately $1,575,000 at January 31, 1998 and $1,423,000 at July 31, 1997. Included in other accrued liabilities is an additional allowance for contract adjustments relating to potential cost disallowances on amounts billed and collected of approximately $2,158,000 at January 31, 1998 and $2,028,000 at July 31, 1997.

3.   Earnings Per Share

     All earnings per share amounts reflect the implementation of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 establishes new standards for computing and presenting earnings per share and is effective for financial statements for both interim and annual periods ending after December 15, 1997. SFAS No. 128 requires that all prior period earnings per share data be restated to conform with the provisions of the statement. SFAS No. 128 requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

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

     The computations of basic and diluted earnings per share follow:
                                  Three months ended        Six months ended
                                January 31, January 25,  January 31, January 25,
                                   1998        1997         1998        1997
     Income available to
       common stockholders         $55,835     $14,834     $349,117    $242,257

     Weighted-average
       shares outstanding        3,949,330   3,957,853    3,949,330   3,963,295

     Basic earnings per share        $0.02      $0.004        $0.09       $0.06

     Incremental shares from
       assumed conversions of
       stock options                15,558       5,191       12,105       3,817

     Adjusted weighted-average
       shares outstanding        3,964,888   3,963,044    3,961,435   3,967,112

     Diluted earnings per share      $0.02      $0.004        $0.09       $0.06

     At January 31, 1998 there were 90,853 stock options outstanding with an exercise price ranging from $12.38 - $16.08 which were not included in the above calculation because to do so would have been antidilutive to the calculation. At January 25, 1997 there were 138,476 stock options outstanding with an exercise price ranging from $9.00 - $16.08 which were not included.

PART I - ITEM 2
_______________

     Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition
___________________

     As of January 31, 1998, the Company's working capital balance decreased $.4 million to $30.7 million as compared to $31.1 million at July 31, 1997. Net contracts receivable decreased $4.9 million due principally to the payment of a few significant receivables with the United States federal government and an overall improvement in the invoicing and collection of outstanding receivables. Cash and cash equivalents increased $1.8 million mainly as a result of the aforementioned decline in receivables, offset in large measure by cash expenditures for investing and financing activities and payments of accounts payable and accrued payroll costs. The Company's accounts payable and accrued payroll costs decreased $1.2 million and $.6 million, respectively, due primarily to the timing of payments.

     The Company maintains an unsecured line of credit of $10.0 million with a bank at the prevailing prime rate. There are no borrowings outstanding under this line of credit at January 31, 1998 and none were required during the second quarter of fiscal year 1998. The Company has historically financed its activities through cash flows from operations. Internally generated funds have been adequate to support the demands for working capital, the purchase of new fixed assets and the payment of dividends. There are no significant working capital requirements pending at January 31, 1998. The Company's existing cash along with that generated by future operations and the existing credit line is expected to be sufficient to meet the Company's needs for the foreseeable future.

Results of Operations
_____________________

      Net revenues for the second quarter of fiscal year 1998 were $14.1 million, up 5% from the $13.5 million reported in the second quarter of fiscal year 1997. The increase in net revenues was due primarily to an increase in sales recognized from the Company's federal government agency clients as well as increased sales realized through its subsidiary in Venezuela. In particular, the Company realized greater net revenues generated from its regional Superfund Technical Assistance and Response Teams (START) contracts with the United States Environmental Protection Agency (EPA) and various United States Department of Defense (DOD) clients. The increase in sales generated from the Company's Venezuelan subsidiary is the result of the Company's successful efforts to capitalize on emerging business opportunities with the oil industry in South America.

      Net income for the second quarter of fiscal year 1998 was $56,000, or $.02 per share, up from the $15,000, or $.004 per share, reported in the second quarter of fiscal year 1997. The increase in earnings was a result of the aforementioned increase in net revenues and the Company's continued success in lowering indirect operating costs. The percentage of the Company's indirect operating costs to net sales was lower in the second quarter of fiscal year 1998 as compared to the same period last year. Also, during the second quarter of fiscal year 1998, the organization recorded a tax benefit from operations involving Ecology and Environment, Inc. (the parent company) while not recording a tax provision on income from its Venezuelan subsidiary due to prior years' loss carryforwards. Operating margins realized from the Company's Analytical Services Center in the period continued to be adversely affected by pricing pressures.

     Overall net revenues for the six months ending January 31, 1998 were $30.0 million, up 9% from the $27.7 million recorded in the first half of fiscal year 1997. Net income for the current six month period was $349,000, or $.09 per share, up from the $242,000, or $.06 per share, recognized in the first six months of the previous year.


     All of the Company's earnings per share amounts reflect the implementation of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128 requires the Company to report both "basic" and "diluted" earnings per share for both interim and annual periods ending after December 15, 1997. SFAS No. 128 also mandates that all prior period earnings per share data be restated to conform with the provisions of the statement. The Company must report "diluted" earnings per share due to the existence of outstanding stock options held by employees that were granted under the Company's Incentive Stock Option Plan, which has since expired in April 1996.

Year 2000 Compliance
____________________

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

PART II - OTHER INFORMATION


Item 1, Legal Proceedings.

     The Registrant has previously reported information for Item 1 that is required to be presented in Item 3 of its Annual Report on Form 10K for its fiscal year ended July 31, 1997 which is incorporated herein by reference.

Item 2, Changes in Securities.

     (a)  Not Applicable.

     (b)  Not Applicable.

Item 3, Defaults Upon Senior Securities.

     The Registrant has no information for Item 3 that is required to be presented.

Item 4, Submission of Matters to a Vote of Security Holders.

     (a) The Annual Meeting of Shareholders of the Registrant was held on January 15, 1998.

     (b) At such meeting, the following persons were elected as directors by the holders of Class A Common Stock: Ralph Bookbinder and Ross M. Cellino; and the following directors by the holders of Class B Common Stock: Gerhard J. Neumaier, Ronald L. Frank, Frank B. Silvestro, Gerald A. Strobel, Gerard A. Gallagher, Jr. and Harvey J. Gross.

     (c) A proposal appointing the accounting firm of Price Waterhouse LLP as the Registrant's independent public accountant for its fiscal year ending July 31, 1998 was approved by the Registrant's shareholders in the following manner: (i) the holders of Class A Common Stock voted as follows: 195,817 votes were cast in favor, 208 votes were cast against this proposal and 441 votes abstained (representing 1,958,170 shares, 4,410 shares and 2,000 shares voted respectively, each share of Class A Common Stock being entitled to 1/10 of 1 vote per share for this proposal); and (ii) the holders of Class B Common Stock voted as follows: 1,286,884 votes were cast in favor, no votes cast against this proposal and no votes abstained (each share of Class B Common Stock being entitled to one vote per share for this proposal).

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


     				     	  ECOLOGY AND ENVIRONMENT, INC.



Date:  March 17, 1998		     By:
             			     	  Ronald L. Frank
     				          Executive Vice President
     				     	  Chief Financial Officer
     				          (Principal Financial
     				           Accounting Officer)