Form 10-Q
period 1998-05-02
ECOLOGY & ENVIRONMENT INC
filed 1998-06-12
CIK 809933

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-Q
                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act in 1934


For Quarter Ended May 2, 1998                 Commission File #1-9065


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


Yes  ____X_____    No  __________


At June 1, 1998, 2,182,865 shares of Registrant's Class A Common Stock
(par value $.01) and 1,766,165 shares of Class B Common Stock (par value $.01) were outstanding.

                          Ecology & Environment, Inc
                          Consolidated Balance Sheet
                                                      May 2, 1998
                                                      (Unaudited)      July 31, 1997
           					     -------------     -------------
Assets
----------
Current assets:
    Cash and cash equivalents                         $ 5,966,409      $ 3,714,898
    Investment securities available for sale            7,599,174        7,086,035
    Contract receivables, net                          21,758,367       25,981,157
    Other current assets                                3,449,814        3,092,891
						      ------------     ------------
      Total current assets                             38,773,764       39,874,981

Property, building and equipment, net                  12,800,121       12,852,976
Other assets                                              890,234          796,416
						      ------------     ------------
      Total Assets                                    $52,464,119      $53,524,373
						      ============     ============

Liabilities and Shareholders' Equity
----------------------------------------
Current liabilities:
    Accounts payable                                   $2,010,755       $2,574,354
    Accrued payroll costs                               3,471,308        3,716,183
    Other accrued liabilities                           2,391,058        2,258,707
    Income taxes payable                                    ---            184,583
						      ------------     ------------
      Total current liabilities                         7,873,121        8,733,827

Long-term debt                                            562,500          607,291

Shareholders' equity:
    Preferred stock, par value $.01 per share;
        authorized - 2,000,000 shares; no shares
        issued                                             ---              ---
    Class A common stock, par value $.01 per
        share; authorized - 6,000,000 shares;
        issued - 2,377,265 and 2,316,912 shares            23,773           23,169
    Class B common stock, par value $.01 per
        share; authorized - 10,000,000 shares;
        issued - 1,792,724 and 1,853,077 shares            17,926           18,530
    Capital in excess of par value                     17,591,436       17,591,436
    Retained earnings                                  28,068,303       28,223,060
    Treasury stock - Class A common, 194,400
        shares;  Class B common, 26,259
        shares at cost                                 (1,672,940)      (1,672,940)
						      ------------     ------------
      Total shareholders' equity 		       44,028,498       44,183,255
						      ------------     ------------
      Total liabilities and shareholders' equity      $52,464,119      $53,524,373
   						      ============     ============

The accompanying notes are an integral part of these financial statements.

                         Ecology & Environment, Inc.
                      Consolidated Statement of  Income
                                 (Unaudited)
                                        Three months ended          Nine months ended
                                          May 2,      April 26,       May 2,     April 26,
                                           1998         1997           1998        1997
                                      --------------------------  -------------------------
Gross revenues                        $20,358,743   $17,601,155   $56,154,769  $51,273,018
Less: direct subcontract costs          4,703,409     2,501,745    10,458,290    8,503,387
				      ------------  ------------  -----------  ------------

Net revenues                           15,655,334    15,099,410    45,696,479   42,769,631

Operating costs and expenses:
  Cost of professional services
      and other direct operating
      expenses			        9,331,821     9,047,654    27,177,663   24,849,195
  Administrative and indirect
      operating expenses                3,959,227     4,021,054    11,472,253   11,126,800
  Marketing and related costs           1,983,972     2,074,013     5,767,524    5,877,531
  Depreciation                            355,950       374,110     1.048,337    1,174,171
				      ------------  ------------  -----------  ------------

Total operating costs & expenses       15,630,970    15,516,831    45,465,777   43,027,697
                                      ------------  ------------  -----------  ------------

Income (loss) from operations              24,364      (417,421)      230,702     (258,066)
Interest expense                           34,049        19,290        63,375       50,914
Interest income                           174,489       182,151       495,158      548,684
				      ------------  ------------  ------------	-----------

Income (loss) before income taxes         164,804      (254,560)      622,485      239,704

Income tax provision (benefit):
  Federal                                  55,151       (45,505)      205,900      113,493
  State                                    20,515       (13,501)       73,849       26,920
  Deferred                                (38,880)       12,369       (94,399)      64,957
                                      ------------  ------------  ------------ ------------

                                           36,786       (46,637)      185,350      205,370
                                      ------------  ------------  ------------ ------------

Net Income (loss)                        $128,018     ($207,923)     $477,135      $34,334
                                      ============  ============  ============ ============

Net income (loss) per common share:
  Basic and Diluted                         $0.03        ($0.05)        $0.12        $0.01
                                      ============  ============  ============ ============
Weighted average common shares
  outstanding: Basic	                3,949,330     3,949,330     3,949,330    3,958,640
                                      ============  ============  ============ ============

               Diluted                  3,962,631     3,953,090     3,961,840    3,962,449
                                      ============  ============  ============ ============

The accompanying notes are an integral part of these financial statements.

                         Ecology & Environment, Inc.
                    Consolidated Statement of Cash Flows
                                 (Unaudited)
                                                            Nine months ended
                                                         -------------------------
							    May 2,       April 26,
                                                            1998           1997
							 -----------   -----------
Cash flows from operating activities:
   Net income                                            $  477,135    $   34,334
   Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Depreciation                                           1,048,337     1,174,171
   Provision for contract adjustments                       390,200        19,475
   (Increase) decrease in:
       - contracts receivable                             3,832,590       819,980
       - other current assets                              (356,923)      589,890
   Increase (decrease) in:
       - accounts payable                                  (563,599)   (2,055,585)
       - accrued payroll costs                             (244,875)   (1,002,770)
       - other accrued liabilities                          132,351       176,867
       - income taxes payable                              (184,583)        ---
   Other, net                                               (93,818)      (44,334)
                    	                                 -----------   -----------

   Net cash provided by (used in) operating activities    4,436,815      (287,972)
                                                         -----------   -----------

Cash flows used in investing activities:
   Purchase of property, building and equipment, net       (995,482)     (704,863)
   Purchase of investment securities                       (513,139)     (473,959)
   Investment in China joint venture                          ---        (148,396)
                                                         -----------   -----------

   Net cash used in investing activities                 (1,508,621)   (1,327,218)
                                                         -----------   -----------
Cash flows used in financing activities:
   Dividends Paid                                          (631,892)     (632,901)
   Repayment of long-term debt                              (44,791)      (65,625)
   Repurchase of common stock                                 ---        (175,000)
							 -----------   -----------

   Net cash used in financing activities                   (676,683)     (873,526)
							 -----------   -----------

Net increase (decrease) in cash and cash equivalents      2,251,511    (2,488,716)
Cash and cash equivalents at beginning of year            3,714,898     8,080,524
                                                         -----------   -----------

Cash and cash equivalents at end of year                 $5,966,409     $5,591,808
							 ===========   ===========

The accompanying notes are an integral part of these financial statements.

                      ECOLOGY AND ENVIRONMENT, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of significant accounting principles

     a.  Consolidation

     The consolidated financial statements include the accounts of Ecology and Environment, Inc. (the Company) and its wholly-owned subsidiaries. Also reflected in the financial statements is the Company's 66-2/3% ownership in the assets of a nonoperating subsidiary, Ecology and Environment of Saudi Arabia Ltd. (EESAL), and a 50% ownership in two Chinese operating joint ventures, Beijing Yi Yi Ecology and Engineering Co. Ltd. and The Tianjin Green Engineering Company. These joint ventures are accounted for under the equity method. All significant intercompany transactions and balances have been eliminated. The consolidated balance sheet at May 2, 1998 and the accompanying consolidated statements of income and of cash flows are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. The accompanying financial statements should be reviewed in conjunction with the Company's fiscal year ended July 31, 1997 audited financial statements.

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

2.   Contract Receivables

     Contract receivables are comprised of:

     					      May 2,   	     July 31,
        				      1998    	      1997
     					  ------------	  ------------
     United States government
        Billed                            $ 6,339,429     $ 7,959,278
        Unbilled                            6,410,931       8,214,653
                                          ------------	  ------------
                                           12,750,360      16,173,931
                                          ------------	  ------------
     Industrial customers and state
     and municipal governments
        Billed                              5,160,980       6,608,240
        Unbilled                            4,832,501       4,103,110
                                          ------------    ------------
                                            9,993,481      10,711,350
                                          ------------    ------------
     Less allowance for contract
     adjustments                             (985,474)       (904,124)
                                          ------------    ------------

                                          $21,758,367     $25,981,157
                                          ============    ============

     United States government receivables arise from long-term U.S. government prime contracts and subcontracts. Unbilled receivables result from revenues which have been earned, but are not billed as of period-end. The above unbilled balances are comprised of incurred costs plus fees not yet processed and billed; and year-to-date provisional billings in excess of year-to-date actual contract costs incurred and fees earned of $0 at May 2, 1998, and $3,026,000 at July 31, 1997. Management anticipates that the May 2, 1998 unbilled receivables will be substantially billed and collected in fiscal year 1998. Within the above billed balances are contractual retainages in the amount of approximately $1,723,000 at May 2, 1998 and $1,423,000 at July 31, 1997.
     Included in other accrued liabilities is an additional allowance for contract adjustments relating to potential cost disallowances on amounts billed and collected of approximately $2,192,000 at May 2, 1998 and $2,028,000 at July 31, 1997.

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

     The computations of basic and diluted earnings per share follow:

                                  Three months ended       Nine months ended

                                  May 2,     April 26,     May 2,     April 26,
                                   1998        1997         1998        1997
     Income/(loss) available
       to common stockholders     $128,018   $(207,923)    $477,135    $ 34,334

     Weighted-average
       shares outstanding        3,949,330   3,949,330    3,949,330   3,958,640

     Basic earnings/(loss)
       per share                     $0.03      $(0.05)       $0.12       $0.01

     Incremental shares from
       assumed conversions of
       stock options                13,301       3,760       12,510       3,809

     Adjusted weighted-average
       shares outstanding        3,962,631   3,953,090    3,961,840   3,962,449

     Diluted earnings/(loss)
       per share                     $0.03       $0.05        $0.12       $0.01

     At May 2, 1998 there were 90,853 stock options outstanding with an exercise price ranging from $12.38 - $16.08 which were not included in the above calculation because to do so would have been antidilutive to the calculation. At April 26, 1997 there were 127,582 stock options outstanding with an exercise price ranging from $9.00 - $16.08 which were not included.

PART I - ITEM 2
_______________

     Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition
___________________

     As of May 2, 1998, the Company's working capital balance decreased $.2 million to $30.9 million as compared to $31.1 million at July 31, 1997. Net contracts receivable decreased $4.2 million dueprincipally to the payment of a few significant receivables with the United States federal government and an overall improvement in the invoicing and collection of outstanding receivables. Cash and cash equivalents increased $2.3 million mainly as a result of the aforementioned decline in receivables, offset in large measure by cash expenditures for investing and financing activities and payments of accounts payable and accrued payroll costs. The Company's accounts payable and accrued payroll costs decreased $.6 million and $.2 million, respectively, due primarily to the timing of payments.

     The Company maintains an unsecured line of credit of $10.0 million with a bank at the prevailing prime rate. There are no borrowings outstanding under this line of credit at May 2, 1998 and none were required during the third quarter of fiscal year 1998. The Company has historically financed its activities through cash flows from operations. Internally generated funds have been adequate to support the demands for working capital, the purchase of new fixed assets and the payment of dividends. There are no significant working capital requirements pending at May 2, 1998. The Company's existing cash along with that generated by future operations and the existing credit line is expected to be sufficient to meet the Company's needs for the foreseeable future.

Results of Operations
_____________________

      Net revenues for the third quarter of fiscal year 1998 were $15.7 million, up 4% from the $15.1 million reported in the third quarter of fiscal year 1997. The increase in net revenues was due primarily to an increase in sales recognized from the Company's international clients. In particular, the Company's Venezuelan subsidiary experienced substantial sales growth as the firm continued to expand its business with oil industry clients in South America. Also, the Company's third quarter of fiscal year 1998 net revenues with the United States Department of Defense (DOD) were up slightly from like revenues generated in the third quarter of the prior year.

      Net income for the third quarter of fiscal year 1998 was $128,000, or $.03 per share, up from the net loss of $208,000, or a loss of $.05 per share, recorded in the third quarter of fiscal year 1997. The increase in earnings was a result of the aforementioned increase in net revenues and a reduction in the Company's indirect operating costs. Third quarter of fiscal year 1998 indirect operating costs decreased by $150,000 versus the same quarter of last year and were 38% of net sales as compared to 40.3% of net sales for the third quarter of fiscal year 1997. Also, in the third quarter of fiscal year 1998 the organization did not record a tax provision on the income from the Venezuelan subsidiary due to prior years' loss carryforwards. Operating margins in the period realized from the Company's Analytical Services Center continued to be adversely affected by pricing pressures.

      Overall net revenues for the nine months ending May 2, 1998 were $45.7 million, up 7% from the $42.8 million recorded in the first nine momths of fiscal year 1997. Net income for the current nine month period was $477,000, or $.12 per share, up from the $34,000, or $.01 per share, recognized in the first nine months of the previous year.


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


     				     	  ECOLOGY AND ENVIRONMENT, INC.



Date:  June 12, 1998		     By:   /s/ Ronald L. Frank
             			     	  Ronald L. Frank
     				          Executive Vice President
     				     	  Chief Financial Officer
     				          (Principal Financial
     				           Accounting Officer)