Form 10-K
period 1998-07-31
ECOLOGY & ENVIRONMENT INC
filed 1998-10-29
CIK 809933

Page 1 of 49
               SECURITIES & EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

                   -----------------------
                        F O R M  10-K
                   -----------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended July 31, 1998
                              or
[ ] TRANSITION REPORT REQUIRED PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _______________ to ______________.

Commission file number    1-9065

                Ecology and Environment, Inc.
    (Exact name of registrant as specified in its charter)

         NEW YORK                  16-0971022
 (State or other jurisdiction of (I.R.S. Employer incorporation or organization)Identification No.)

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

                                                  Yes  X    No _____

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form
10-K or any amendments to this Form 10-K.


Exhibit Index on Page 43

          As of September 30, 1998, 2,185,692 shares of the registrant's Class A Common Stock, $.01 par value (the "Class A Common Stock") were outstanding, and the aggregate market value (based on the closing price as quoted by the American Stock Exchange on September 30, 1998) of the Class A Common Stock held by nonaffiliates of the registrant was approximately $21,071,154. As of the same date, 1,775,028 shares of the registrant's
Class B Common Stock, $.01 par value ("Class B Common Stock") were outstanding.



              DOCUMENTS INCORPORATED BY REFERENCE


          Portions of the Registrant's Registration Statement on Form S-1, as amended by Amendment Nos. 1 and 2 (Registration No. 33-11543) as well as portions of the Company's Form 10-K for Fiscal Years ending July 31, 1988, July 31, 1990, July 31, 1994 and July 31, 1997 are incorporated by reference in Part IV of this Form 10-K.

Page 3 of 49
                          TABLE OF CONTENTS
                                INDEX
PART I
                                                                  Page

Item 1.  BUSINESS                                                  4

   General                                                         4
   START Contracts                                                 4
   Task Order Contracts                                            5
   Hazardous Material Services                                     5
   Environmental Consulting Services                               5
   Analytical Laboratory Services                                  7
   Regulatory Background                                           7
   Potential Liability and Insurance                               9
   Market and Customers                                            9
   Backlog                                                         9
   Competition                                                    10
   Employees                                                      10

Item 2.  PROPERTIES                                               10

Item 3.  LEGAL PROCEEDINGS                                        10

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      10

PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS                              11

Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA                     13

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                      14

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA              17

Item 9.  DISAGREEMENTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURES                                    36

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS
         OF THE REGISTRANT                                        37

Item 11. EXECUTIVE COMPENSATION                                   38

Item 12. SECURITY OWNERSHIP OF CERTAIN
         BENEFICIAL OWNERS                                        41

         SECURITY OWNERSHIP OF MANAGEMENT                         42

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS           44

PART IV  EXHIBITS, FINANCIAL STATEMENTS

Page 4 of 49
                            PART I

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

START Contracts

   In December 1995, the United States Environmental Protection Agency ("EPA")awarded the Company five (5) regional Superfund Technical Assessment and Response Teams ("START") superfund contracts to provide technical expertise in support of its hazardous waste spill response, removal and prevention programs in the midwestern and western United States. The Company is required to provide round the clock assistance to the EPA at spill sites within the midwestern and western United States and, in certain instances, may be required to respond to an emergency in other areas of the country.

   The START contracts are level of effort and cost plus fixed fee contracts. The EPA has estimated that a certain number of labor hours are necessary to fulfill the requirements of the contracts, and has agreed to compensate the Company for maintaining an available work force to fulfill those hour requirements. All of the contracts contain a base fee amount which is fixed in the contract.

   The total contract value of the five (5) START contracts, if the EPA exercises all options within each of them, is $216 million. The base value of the five (5) START contracts over five years is approximately $93.0 million. The Company, as of July 31, 1998, has realized total net revenues of approximately $60.5 million under these contracts. As of July 31, 1998 the EPA had exercised 54 options totaling approximately $14.6 million in net revenues under the START contracts. There are 502 remaining options that have not been exercised by the EPA as of July 31, 1998. The agency could exercise any number of these options before the contracts expire in December 2000.

   The START contracts each have a term of five (5) years. However, they contain termination provisions under which the EPA may, without penalty, terminate the contract upon written notice to the Company. In the event of termination, the Company would be paid only termination costs in accordance with the contract.

Task Order Contracts

   The Company has numerous task order contracts with state and federal governmental agencies which contain indefinite order quantities or option periods ranging from two to ten years. The maximum potential gross revenues included in these contracts is approximately $349.0 million.

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

   Emergency Spill Response Management. The Company has developed a twenty-four hour emergency spill response subscription program for industrial clients. This program generally consists of the development of a clean up plan and supervision of the clean up and disposal operations. These functions are generally performed by dispatching a response team to the site. The team is supported by personnel from the Company's corporate response center. EEI's emergency preparedness and response programs are enhanced by the use of proprietary hazard exposure models. The Company's analytical laboratory is used to assist in the chemical identification process.

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

   THE COMPREHENSIVE ENVIRONMENTAL RESPONSE, COMPENSATION, AND LIABILITY ACT OF 1980, AS AMENDED ("CERCLA", "Superfund" or the "Superfund Act"). CERCLA is a remedial statute which generally authorizes the Federal government to order responsible parties to study and clean up inactive hazardous substance disposal sites, or, to itself undertake and fund such activities. This legislation has four basic provisions: (i) creation of an information gathering and analysis program; (ii) grant of federal authority to respond to emergencies associated with contamination by hazardous substances, and to clean up sites contaminated with hazardous substances; (iii) imposition of joint, several, and strict liability on persons connected with the treatment or disposal of hazardous substances which results in a release or threatened release into the environment; and
(iv) creation of a Federally managed trust fund to pay for the clean up and restoration of sites contaminated with hazardous substances when voluntary clean-up by responsible parties cannot be accomplished. It is uncertain when CERCLA will be reauthorized in order to replenish the trust fund, or what form it will take, given the debate in Congress over the imposition of joint and strict liability, and the call for stronger clean-up standards. However, the trust fund is expected to support projects into the first quarter of the government's fiscal year 2000.

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

   TOXIC SUBSTANCE CONTROL ACT OF 1976 ("TSCA"). TSCA authorizes the EPA to gather information on the risks posed to public health and the environment by chemicals and to regulate the manufacture, use and disposal of chemical substances. The 1986 amendments to TSCA and its implementing regulations require school systems to inspect their buildings for asbestos, determine where asbestos containing materials pose hazards to humans and abate those hazards. Regarding PCBs specifically, amendments to TSCA regulations dated December 21, 1989 established comprehensive record keeping requirements for persons engaged in PCB transportation, storage and disposal activities. Amendments effective August 28, 1998 add regulatory provisions authorizing certain uses of PCBs; specifying additional alternatives for the cleanup and disposal of PCBs; establishing procedures for determining PCB concentration; establishing standards and procedures for decontamination; and updating several marking, recordkeeping, and reporting requirements. The Company's principal work under TSCA involves field sampling, site reconnaissance, development of remedial programs and supervision of construction activities at sites involving PCB contamination. The Company also conducts asbestos surveys and investigations.

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

   CLEAN AIR ACT. In 1990, comprehensive changes were made to the Clean Air Act which has fundamentally redefined the regulation of air pollutants. The Clean Air Act Amendments of 1990 have created a flurry of federal and state regulatory initiatives and industry responses which require the development of detailed inventories and risk management plans, as well as the acquisition of facility wide, rather than source specific, air permits. Complementary changes have also been integrated into the RCRA Boilers and Industrial Furnace ("BIF") regulatory programs calling for upgraded air emission controls, more rigorous permit conditions and the acquisition of permits and/or significant permit modifications. The Company assists public and private clients in the development of air permitting strategies and the preparation of permit applications. EEI also prepares the technical studies and engineering documents (e.g., air modeling, risk analysis, design drawings) necessary to support permit applications.

   Other. The Company's operations are also influenced by other federal and state laws protecting the environment: e.g. the Clean Water Act ("CWA"), the Atomic Energy Act ("AEO"), the Oil Pollution Act of 1990 ("OPA"), the Safe Drinking Water Act and comparable state statutory and regulatory programs. Examples of services provided as a result of these laws include waste water and storm water discharge permitting pursuant to the CWA, and the development of spill prevention control and countermeasure plans for major oil storage facilities pursuant to OPA.

   Related laws such as the Occupational Safety and Health Act, which regulates exposures of employees to toxic chemicals and other physical agents in the workplace, also have a significant impact on EEI operations. An example is the process safety regulation issued by the occupational Safety and Health Administration ("OSHA") which requires safety and hazard analysis and accidental release contingency planning activity to be performed if certain chemicals are used in the work place.

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

Market and Customers

   A substantial portion of the Company's revenues are currently derived from the federal government under Superfund-related activities, including the EPA, U.S. Department of Defense ("DOD")and U.S. Department of Energy ("DOE") contracts. The balance of the Company's revenues originate from state and local governments, domestic industrial clients, and private and governmental international clients.

Backlog

   The Company's firm backlog of uncompleted projects and maximum potential gross revenues from indefinite quantity task order contracts, at July 31, 1998 and 1997 were as follows:
                                                (Millions of $)
                                           Fiscal Year    Fiscal Year
                                          Ended 7/31/98  Ended 7/31/97

  Total Firm Backlog                          103.4         124.6

Anticipated Completion of Firm
      Backlog in Next Twelve Months 53.8       52.2

Maximum Potential Gross Revenues
    from Task Order Contracts                 349.0         351.0

          The above figures include $94 million of potential revenue backlog attributable to the options under the START contracts. This backlog includes a substantial amount of work to be performed under contracts which contain termination provisions under which the contract can be terminated without penalty upon written notice to the Company. The likelihood of obtaining the full value of the task order contracts cannot be determined at this time.

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

Employees

     As of July 31, 1998, the Company had over 800 employees. The Company's ability to remain competitive will depend largely upon its ability to recruit and retain qualified personnel. None of the Company's employees is represented by a labor organization and employee relations are good.

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

Page 11 of 49
                           PART II

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
      October 26, 1996)

      Second Quarter
      (commencing October 27, 1996 -         9-5/8      7-1/2
      January 26, 1997)

      Third Quarter
      (commencing January 26, 1997 -         9-5/8      7-7/16
      April 26, 1997)

      Fourth Quarter
      (commencing April, 27, 1997 -          8-3/4      7-1/2
      July 31, 1997)

   Fiscal 1998                               High        Low

     First Quarter
     (commencing August 1, 1997 -           11-1/8       8-9/16
     November 1, 1997)

     Second Quarter
     (commencing November 2, 1997 -           12        10-1/2
     January 31, 1998)

     Third Quarter
     (commencing February 1, 1998 -         11-1/2      10-3/16
     May 2, 1998)

     Fourth Quarter
     (commencing May 3, 1998 -              11-1/8       9-7/16
     July 31, 1998)

     (b) Approximate Number of Holders of Class A Common Stock. As of September 30, 1998, 2,185,692 shares of the Company's Class A Common Stock were outstanding and the number of holders of record of the Company's Class A Common Stock at that date was 426. The Company estimates that it has a significantly greater number of Class A Common Stock shareholders because a substantial number of the Company's shares are held in street name. As of the same date, there were 1,775,028 shares of the Company's Class B Common Stock outstanding and the number of holders of record of the Class B Common Stock at that date was 73.

Page 12 of 49

     (c) Dividend. In each of the fiscal years ended July 31, 1997 and 1998, the Company declared cash dividends of $.32 per share of common stock. The amount, if any, of future dividends remains within the discretion of the Company's Board of Directors and will depend upon the Company' s future earnings, financial condition and requirements and other factors as determined by the Board of Directors.

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

Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                 Year Ended July 31,
                          1998  1997 1996 1995  1994
                       (In thousand, except per share amounts)
Operating data:
Gross revenues           $75,088   $70,802  $69,823   $91,512   $99,559

Net revenues             $61,552   $58,994  $61,569   $77,715   $86,334

Income(loss) from
operations               $   287   $  (142) $ 1,511   $ 2,974   $ 7,256

Income before income
taxes                    $   757   $   478  $ 2,087   $ 3,552   $ 7,645

Net income before
cumulative effect of
accounting change        $   471   $   113  $ 1,160   $ 2,154   $ 4,670

Cumulative effect of
accounting change        $    -    $     -  $     -   $     -   $  (118)

Net income               $   471   $   113  $ 1,160   $ 2,154   $ 4,552

Net income before
cumulative effect of
accounting change
per common share         $   .12   $   .03  $   .29   $   .52   $  1.13

Cumulative effect of
accounting change per
common share             $    -    $     -  $     -   $     -   $  (.03)

Net income per
common share
Basic and Diluted        $   .12   $   .03  $   .29   $   .52   $  1.10

Cash dividends declared
per common share         $   .32   $   .32  $   .32   $   .32   $   .29

Weighted average common
shares outstanding:
    Basic                3,950,422 3,956,313 4,039,369 4,136,929 4,138,121
    Diluted              3,963,075 3,960,413 4,043,469 4,136,929 4,138,121

Page 14 of 49
                                             As of July 31,
                           19981997199619951994
                       (In thousands, except per share amounts)

Balance sheet data:
Working capital           $30,316  $31,141  $31,993  $32,662  $32,061

  Total assets            $53,076  $53,524  $55,575  $59,476  $62,157

  Long-term debt          $   553  $   607  $   695  $   782  $ 1,345

  Shareholders' equity    $43,500  $44,183  $45,468  $46,907  $46,158

  Book value per share:
    basic                 $ 11.01  $ 11.17  $ 11.26  $ 11.34  $ 11.15
    diluted               $ 11.00  $ 11.16  $ 11.25  $ 11.34  $ 11.15


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

          As of July 31, 1998, the Company's working capital balance was decreased $.8 million to $30.3 million as compared to $31.1 million at July 31, 1997. Net contracts receivable decreased $4.5 million due principally to the payment of a few significant receivables with the United States federal government and an overall improvement in the invoicing and collection of outstanding receivables. Cash and cash equivalents increased $2.9 million mainly as a result of the aforementioned decline in receivables, offset in large measure by cash expenditures for investing and financing activities and payments of accrued payroll costs. The Company's investment securities available for sale increased $.7 million. Its accounts payable increased $.7 million while accrued payroll decreased $.5 million due primarily to the timing of payments.

          The Company maintains an unsecured line of credit of $10.0 million with a bank at the prevailing prime rate. There are no borrowings outstanding under this line of credit at July 31, 1998 and none were required during fiscal year 1998. The Company has historically financed its activities through cash flows from operations. Internally generated funds have been adequate to support the demands for working capital, the purchase of new fixed assets and investment securities and the payment of dividends. There are no significant working capital requirements pending at July 31, 1998. The Company's existing cash along with that generated by future operations and the existing credit line is expected to be sufficient to meet the Company's needs for the foreseeable future.

Results of Operations

Net Revenues

          Net revenues for fiscal year 1998 were $61.5 million, up 4% from the $59.0 million reported in fiscal year 1997. The increase in net revenues was due primarily to an increase in sales recognized from the Company's international clients and the United States federal government. In particular, the Company experienced substantial sales growth from its subsidiary in Venezuela as that firm's net revenue nearly tripled versus last year as a result of continued growth with both governmental and domestic oil industry clients in South America. The Company also realized increased revenues in fiscal year 1998 from its START contracts with the EPA and various contracts with the DOD as these federal agencies issued an increased volume of work orders as compared to fiscal 1997.

          The Company recently continued its business expansion in the federal government market. In September, 1998 the Company was awarded a five-year environmental services contract with the United States Air Force Reserve Command worth up to $20.0 million. This contract is a task order contract and therefore the Company is not guaranteed any portion of the $20.0 million in work.

          Net revenues for fiscal year 1997 were $59.0 million, down 4% from the $61.6 million reported in fiscal year 1996. The decrease in net revenues for fiscal year 1997 was due in large measure to a lack of funding early in fiscal year 1997 following the federal government budget crisis the previous year.

Income Before Income Taxes

          The Company's income before income taxes for fiscal year 1998 was $757,000 up from the $478,000 recorded in the previous year. This increase was primarily attributable to the aforementioned increase in net revenues. The Company also continued its success in stabilizing indirect operating costs as its percentage of these costs to net sales was slightly lower than the same ratio in fiscal year 1997. Operating margins relating to the Company's Analytical Services Center ("ASC") partially offset the above favorable impacts on income before income taxes. The operating loss derived from the ASC in fiscal year 1998 increased over the prior year as the result of continued pricing pressures.

          Income before income taxes for fiscal year 1997 was $478,000 as compared to $2.1 million recorded in the fiscal year 1996. This decrease was primarily attributable to lower operating margins recognized from the Company's START contracts with the EPA versus the margins realized from their predecessor Technical Assistance Teams ("TAT") contact during fiscal year 1996.

Income Taxes

          The effective income tax rate for fiscal year 1998 was 37.8% as compared to 76.3% for fiscal year 1997. The decrease in the effective rate is primarily the result of an additional one-time expense recognition in fiscal year 1997 to reduce tax refunds receivable associated with foreign operations. This was partially offset by a decrease in tax exempt interest as a percentage of income.

Year 2000 Compliance

Many currently installed computer systems are not capable of distinguishing 21st century dates from 20th century dates. As a result, in less than two years, computer systems and/or software used by many companies in a wide variety of applications will experience operating difficulties unless they are modified or upgraded to adequately process information involving, related to or dependent upon the century change.

The Company has completed its companywide assessment of operating and information systems which are sensitive to a potential Year 2000 problem. Most of the systems currently in use were found to be compliant. The Company's internal financial systems software and its sample tracking software utilized at its Analytical Services Center are not Year 2000 compliant and are currently being replaced. The financial systems software has been upgraded and implemented effective August 1, 1998 while the alternative packages of the new compliant sample tracking software are currently being evaluated and scheduled to be upgraded and replaced by June 1999.

The cost of the Company's Year 2000 compliance upgrade is being funded from current operations and is not expected to have a material adverse effect on the Company's business, financial position or results of operations. The Company estimates the total cost of the upgrade to be between $500,000- $700,000.

The fact that the Company offers labor oriented services minimizes its risk associated with potential Year 2000 problems from its suppliers. The Company maintains a broad base of vendors and suppliers and believes there is little risk to its ongoing operations from Year 2000 problems by its outside vendors.

There can be no guarantee that the Company's customers, particularly the U.S. Government, will successfully complete a Year 2000 upgrade on a timely basis. Because a majority of the Company's business is contracted with various federal government agencies, a failure by the U.S. Government to achieve Year 2000 compliance could have significant adverse effects on the Company's future business, financial operations and results of operations.

Based on the progress the Company has made to date in addressing its Year 2000 issues and the Company's timeline for completing its compliance program, the Company does not foresee significant risks associated with these efforts at this time. Since the Company has adopted a plan to address these issues in a timely manner, it has not developed a comprehensive contingency plan should these issues fail to be completed successfully or in their entirety. However, if the Company identifies significant risks or is unable to meet its anticipated timeline, the Company will develop contingency plans as deemed necessary at that time.

Forward Looking Statements

Portions of the narrative set forth in this Financial Condition and Results of Operations, which are not historical in nature, are forward looking statements, based upon current expectations, all of which are subject to risk and uncertainties, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company does not assume the obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



              Report of Independent Accountants


To the Board of Directors
and Shareholders of
Ecology and Environment, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under item 14(a)1. and 2. on this Form 10-K present fairly, in all material respects, the financial position of Ecology and Environment, Inc. and its subsidiaries at July 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP
Buffalo, New York
October 1, 1998

Page 18 of 49

                  Ecology and Environment, Inc.
                    Consolidated Balance Sheet
                                                     July 31,
                                                  1998         1997
                                                  ----         ----
          Assets
Current assets:
    Cash and cash equivalents                    $ 6,627,164   $ 3,714,898
    Investment securities available for sale       7,773,585     7,086,035
    Contract receivables, net                     21,480,584    25,981,157
    Deferred income taxes                          1,976,922     1,961,672
    Income taxes receivable                          356,641         ---
    Other current assets                             855,109       971,127
                                                 ------------  ------------
          Total current assets                    39,070,005    39,714,489

Property, bulding and equipment, net              12,856,938    12,852,976
 Deferred income taxes                               268,728       160,092
Other assets                                         880,464       796,416
                                                 ------------  ------------
          Total assets                           $53,076,135   $53,524,373
                                                 ============  ============

          Liabilities and Shareholders' Equity

Current liabilities:
    Accounts payable                             $ 3,253,204   $ 2,574,354
    Accrued payroll costs                          3,175,498     3,716,183
    Other accrued liabilities                      2,594,419     2,258,707
     Income taxes payable                              ---         184,583
                                                 ------------  ------------
          Total current liabilities                9,023,121     8,733,827

Long-term debt                                       553,125       607,291

Shareholders' equity:
    Preferred stock, par value $.01 per share;
      authorized-2,000,000 shares; no shares
       issued                                          ---           ---
    Class A common stock, par value $.01 per
      share; authorized-6,000,000 shares;
      issued-2,364,302 and 2,316,912 shares           23,643        23,169
    Class B common stock, par value $01 per
      share; azuthorized-10,000,000 shares;
      issued-1,805,987 and 1,853,077 shares           18,056        18,530
    Capital in excess of par value                17,591,436    17,591,436
    Retained earnings                             27,424,660    28,223,060
    Treasury stock - Class A common, 183,310
      and 194,400 shares; Class B common,
       26,259 shares, at cost                     (1,557,906)   (1,672,940)
                                                 ------------   ------------

      Total shareholders' equity                  43,499,889    44,183,255
                                                 ------------   ------------

     Total liabilities and shareholders' equity  $53,076,135   $53,524,373
                                                 ===========   ============
The accompanying notes are an integral part of these financial statements.

Page 19 of 49

                       Ecology and Environment, Inc.
                      Consolidated Statement of Income
                                                            Year ended July 31
                                                   1998           1997           1996
                                                   ----           ----           ----
Gross Revenues
Less: direct subcontract costs                 $75,088,864     $70,801,535    $69,822,996
Net revenues                                    13,537,007      11,808,025      8,254,471
                                               ------------    ------------   ------------
                                                61,551,857      58,993,510     61,568,525
Operating costs and expenses:
    Cost of professional services and
      other direct operating expenses           36,223,266      34,798,097     33,846,706
    Administrative and indirect operating
      expenses                                  15,695,000      14,644,185     15,751,749
    Marketing and related costs                  7,880,921       8,107,698      8,724,445
    Depreciation                                 1,465,904       1,585,562      1,734,442
                                               ------------    ------------   ------------

Total operating costs & expenses                61,265,091      59,135,542     60,057,342
                                               ------------    ------------    -----------

Income (loss) from operations                      286,766        (142,032)     1,511,183
Interest (expense)                                (113,775)        (65,994)       (70,445)
Interest income                                    659,550         697,315        769,617
Net foreign exchange loss                          (75,668)        (11,735)      (123,506)
                                               ------------    ------------    ------------

Income before income taxes                         756,873         477,554      2,086,849

Income tax provision (benefit):
    Federal                                        311,387         449,690        624,766
    State                                           96,250         192,180        128,806
    Deferred                                      (121,467)       (277,387)       173,070
                                               ------------     ------------   ------------
                                                   286,170         364,483        926,642
                                               ------------     ------------   ------------

Net income                                        $470,703        $113,071      $1,160,207
                                               ============     ============   ============

Net income per common share: Basic and Diluted       $0.12           $0.03           $0.29
                                               ============     ============   ============

Weighted average common shares outstanding:
                         Basic                   3,949,359       3,956,236       4,039,369
                                               ============     ============   ============

                         Diluted                 3,952,827       3,958,714       4,041,985
                                               ============     ============    ============


The accompanying notes are an integral part of these financial statements.

Page 20 of 49

                                      Ecology and Environment, Inc.
                        Consolidated Statement of Changes in Shareholders' Equity
                                         Class A              Class B         Capital in
                                       Common Stock         Common Stock      excess of    Retained       Treasury stock
                                    Shares     Amount     Shares    Amount    par value    earnings     Shares      Amount
                                    ------------------   ------------------  -----------  -----------   ------    -----------
Balance at July 31, 1995            2,280,176  $22,801   1,884,575  $18,846  $17,562,587  $29,491,719    42,559  $  (189,425)

Net income                              ---      ---         ---      ---          ---    $ 1,160,207     ---          ---
Cash dividends paid ($.32 per share)    ---      ---         ---      ---          ---    $(1,296,926)    ---          ---
Conversion of Class B common stock
   to Class A common stock             19,333  $   194     (19,333) $  (194)       ---          ---       ---          ---
Repurchase of Class A common stock      ---      ---         ---      ---          ---          ---     152,700  $(1,308,515)
Issuance of stock under incentive
   option plan                          5,238  $    52       ---      ---    $    28,849        ---       ---          ---
Unrealized investment loss, net         ---      ---         ---      ---          ---    $   (22,648)    ---          ---
                                    ---------  -------   ---------  -------  -----------  ------------  -------  ------------
Balance at July 31, 1996            2,304,747  $23,047   1,865,242  $18,652  $17,591,436  $29,332,352   195,259  $(1,497,940)
                                    =========  =======   =========  =======  ===========  ============  =======  ============


Net income                               ---     ---         ---      ---          ---    $   113,071     ---          ---
Cash dividends paid ($.32 per share)     ---     ---         ---      ---          ---    $(1,265,174)    ---          ---
Conversion of Class B common stock
   to Class A common stock             12,165  $   122     (12,165)  $ (122)       ---          ---       ---          ---
Repurchase of Class A common stock       ---     ---         ---      ---          ---          ---      25,400   $  (175,000)
Unrealized investment gain, net          ---     ---         ---      ---          ---    $    42,811     ---          ---
                                    ---------  -------   ---------   -------  ----------- -----------   -------   -----------
Balance at July 31, 1997            2,316,912  $23,169   1,853,077  $18,530  $17,591,436  $28,223,060   220,659   $(1,672,940)
                                    =========  =======   =========   =======  ===========  ===========  =======   ============

Net income                               ---     ---         ---      ---          ---    $   470,703     ---          ---
Cash dividends paid ($.32 per share)     ---     ---         ---      ---          ---    $(1,265,480)    ---          ---
Conversion of Class B common stock
   to Class A common stock            47,390   $   474     (47,090) $  (474)       ---         ---        ---          ---
Unrealized investment loss, net          ---     ---         ---      ---          ---    $    (3,623)    ---          ---
Issuance of stock under stock
   award plan                            ---     ---         ---      ---          ---          ---     (11,090)  $    115,034
                                    ---------  -------   ---------  -------  -----------  -----------   --------  ------------
Balance at July 31, 1998            2,364,302  $23,643   1,805,987  $18,056  $17,591,436  $27,424,660 209,569     $ (1,557,906)
                                    =========  =======   =========  =======  ===========  ===============================

The accompanying notes are an integral part of these financial statements.

Page 21 of 49

                         Ecology and Environment, Inc.
                      Consolidated Statement of Cash Flows
                                                                  Year ended July 31,
                                                           1998         1997         1996
                                                        -----------  ----------   ----------
Cash flows from operating activities:
   Net income                                           $  470,703   $   113,071   $1,160,207
   Adjustments to reconcile net income to net cash
      provided by (usesd in) operating activities:
   Depreciation                                          1,465,904     1,585,562    1,734,442
   (Gain) loss on disposition of property and equipment      ---          (1,225)       5,739
   Gain on sale of investment securities                     ---           ---         (1,534)
   Net foreign exchange loss                                75,668        11,735      123,506
   Provision (benefit) for contract adjustments            661,925       112,925     (137,589)
   (Increase) decrease in:
      - contracts receivable, net                        3,838,648    (2,398,046)   1,165,608
      - other current assets                              (364,509)        5,107      545,643
   Increase (decrease) in:
      - accounts payable                                   678,850      (560,508)  (1,355,221)
      - accrued payroll costs                             (540,685)     (404,081)    (307,935)
      - other accrued liabilities                          335,712       101,151     (685,856)
      - income taxes payable                              (184,583)      184,583        ---
   Other, net                                              (62,411)       47,870        9,991
                                                         -----------  -----------  -----------
   Net cash provided by (used in) operating activities    6,375,222   (1,201,856)   2,257,001
                                                         -----------  -----------  -----------
Cash flows used in investing activities:
   Purchase of property, building and equipment, net     (1,543,118)    (977,046)    (915,270)
   Proceeds from sale of assets                               ---          1,225       12,597
   Purchase of investment securities                     (3,052,854)  (1,210,761)  (2,438,326)
   Proceeds from maturity of investment securities          136,972      498,882      570,423
   Investment in China venture                              (21,637)    (148,396)       ---
                                                         -----------  -----------  -----------
   Net cash used in investing activities                 (2,258,344)  (1,636,096)  (1,170,576)
                                                         -----------  -----------  -----------
Cash flows provided by (used in) financing activities:
   Dividends paid                                        (1,265,480)  (1,265,174)  (1,296,926)
   Repayment of long-term debt                              (54,166)     (87,500)     (87,500)
   Net proceeds from issuance of common stock               115,034        ---         28,901
   Repurchase of common stock                                 ---       (175,000)  (1,308,515)
                                                         -----------  -----------  -----------
   Net cash used in financing activities                 (1,204,612)  (1,527,674)  (2,664,040)
                                                         -----------  -----------  -----------
Net increase (decrease) in cash and cash equivalents      2,912,266   (4,365,626)  (1,577,615)
Cash and cash equivalents at beginning of period          3,714,898    8,080,524    9,658,139
                                                         -----------  -----------  -----------

Cash and cash equivalents at end of period               $6,627,164   $3,714,898   $8,080,524
                                                         ===========  ===========  ===========

The accompanying notes are an integral part of these financial statements.

                ECOLOGY AND ENVIRONMENT, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Description of business

    Ecology and Environment, Inc. (the Company) is an environmental consulting and testing firm whose underlying philosophy is to provide a broad range of environmental consulting services worldwide so that sustainable economic and human development may proceed with minimum negative impact on the environment. These services include environmental audits and impact assessments, hazardous material site evaluations and response programs, water and groundwater monitoring, laboratory analyses, environmental infrastructure planning and many other projects provided by the Company's multidisciplinary professional staff. Gross revenues reflected in the Company's consolidated statement of income represent services rendered for which the Company maintains a primary contractual relationship with its customers. Included in gross revenues are certain services outside the Company's normal operations which the Company has elected to subcontract to other contractors. The costs relative to such subcontract services are deducted from gross revenues to derive net revenues.

    During fiscal years ended July 31, 1998, 1997 and 1996, the percentage of total net revenues derived from contracts exclusively with the United States Environmental Protection Agency (EPA) were 48%, 47% and 48%, respectively. The Company's Superfund Technical Assessment and Response Team (START) contracts accounted for the majority of the EPA net revenue in fiscal years 1997 and 1998. The percentage of net revenues derived from contracts with the United States Department of Defense (DOD) were 18%, 18% and 20% for fiscal years ended July 31, 1998, 1997 and 1996, respectively.

2.  Summary of significant accounting principles

    a.Consolidation

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

    b.Use of estimates

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

    c.Revenue recognition

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

      Revenues related to long-term government contracts are subject to audit by an agency of the United States government. Government audits have been completed through fiscal year 1989 and are currently in process for fiscal years 1990 through 1992. The majority of the balance in the allowance for contract adjustments accounts represent a reserve against possible adjustments for fiscal years 1990 through 1998.

    d.Investment securities

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

    e.Property, building and equipment, depreciation and amortization

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

    f.Fair value of financial instruments

      The carrying amount of cash and cash equivalents contracts receivable and accounts payable at July 31, 1998 approximates fair value because of the short maturity of those instruments. The amortized cost and estimated fair value of investment securities available for sale are fully described in Note 4. Long-term debt consists of third party borrowings by the Company. Based on the Company's assessment of the current financial market and corresponding risks associated with the debt, management believes that the carrying amount of long-term debt at July 31, 1998 approximates fair value.

    g.Translation of foreign currencies

      The financial statements of foreign subsidiaries where the local currency is the functional currency are translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for results of operations. Adjustments resulting from translation of financial statements did not materially impact the financial statements for fiscal years 1998, 1997 and 1996.

      The financial statements of foreign subsidiaries located in highly inflationary economies are remeasured as if the functional currency were the U.S. dollar. The remeasurement of local currencies into U.S. dollars creates translation adjustments which are included in net income and amounted to $75,668, $11,735 and $123,506 for fiscal years 1998, 1997 and 1996, respectively.

    h.Income taxes

      The Company follows the asset and liability approach to account for income taxes. This approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Although realization is not assured, management believes it is more likely than not that the recorded net deferred tax assets will be realized. Since in some cases management has utilized estimates, the amount of the net deferred tax asset considered realizable could be reduced in the near term. No provision has been made for United States income taxes applicable to undistributed earnings of foreign subsidiaries as it is the intention of the Company to indefinitely reinvest those earnings in the operations of those entities.

    i.Pension costs

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

      In September 1995, the Company made the decision to terminate the defined benefit plan. This plan was fully settled by December 1996. In July 1996, the Company made the decision to terminate the supplemental defined benefit plan for senior executives. This plan was fully settled in December 1996. These events did not materially impact the financial results for fiscal year 1998.

      The Company does not offer any benefits that would result in a liability under either SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" or SFAS No. 112 "Employers' Accounting for Post employment Benefits."

    j.Stock based compensation

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

    k.Earnings per share

      The Company has adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share," which modifies the way in which earnings per share ("EPS") is calculated. Accordingly, all prior period EPS data presented has been restated. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

3.  Cash and cash equivalents

    The Company's policy is to invest cash in excess of operating requirements in income-producing short-term investments. At July 31, 1998 and 1997, short-term investments consist of commercial paper and money market funds and are carried at cost. Short-term investments amounted to approximately $5,287,000 and $3,081,000 at July 31, 1998 and 1997, respectively, and are reflected in cash and cash equivalents in the accompanying consolidated balance sheet and statement of cash flows.

    For purposes of the consolidated statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. Cash paid for interest amounted to $113,775, $65,994, and $70,445 in fiscal years 1998, 1997 and 1996, respectively. Cash paid for income taxes amounted to $886,820, $95,322 and $442,000 in fiscal years 1998, 1997 and 1996, respectively.

4.  Investment securities

    The amortized cost and estimated fair values of investment securities were as follows:

                                               Gross       Gross      Estimated
                                 Amortized   unrealized  unrealized     fair
                                   Cost        gaines      losses       value
                                 ---------   ----------  ----------   ---------
    July 31, 1998
    Investment securities
       available for sale:
    Mutual funds                $3,667,930     $30,617    $  419     $3,698,128
    Municipal notes and bonds    2,656,147      11,636     2,326      2,665,457
    Corporate note                 285,000       ---       ---          285,000
    Federal agency obligations   1,125,000       ---       ---        1,125,000
                                ----------     -------    ------     ----------
                                $7,734,077     $42,253    $2,745     $7,773,585
                                ==========     =======    ======     ==========

    July 31, 1997

    Investment securities
    available for sale:
       Mutual funds             $2,565,155     $29,759    $  330     $2,594,584
    Municipal notes and bonds    2,079,920      13,527     1,694      2,091,753
    Corporate note                 400,000       ---       ---          400,000
    U.S. treasury interest -
    only strips                    998,224       2,860     ---        1,001,084

    Federal agency obligations     997,189       1,425     ---          998,614
                                ----------     -------    ------     ----------
                                $7,040,488     $47,571    $2,024     $7,086,035
                                ==========     =======    ======     ==========


    The amortized cost and estimated fair value of debt securities available for sale by contractual maturity as of July 31, 1998 were as follows:

                                              Estimated         Amortized
                                              fair value          cost
                                              ----------        ----------
   Due in one year or less                     $1,326,539       $1,328,515
   Due after one year through five years          913,106          902,044
   Due after five years through ten years         385,812          385,588
   Due after ten years                          1,450,000        1,450,000
                                               ----------       ----------
                                               $4,075,457       $4,066,147
   Mutual funds available for sale              3,698,128        3,667,930
                                               ----------       ----------
                                               $7,773,585       $7,734,077
                                               ==========       ==========

    Proceeds, gross realized gains and losses from the sale of investment securities were $136,972, $0 and $0, respectively, in fiscal year 1998, $498,882, $0 and $0, respectively, in fiscal year 1997 and $570,423, $1,567 and $33, respectively, in fiscal year 1996. The unrealized investment securities gain and unrealized investment securities loss, net of applicable income taxes, at July 31, 1998 and 1997 of $23,706 and $27,329, respectively, are reflected in retained earnings in the consolidated balance sheet.

5.  Contract receivables, net

                                                     July 31,
                                              1998             1997
							    ----             ----
    United States government -
      Billed                              $ 6,368,873      $ 7,959,278

      Unbilled                              6,597,802        8,214,653
                                          ------------     ------------
                                           12,966,675       16,173,931
                                          ------------     ------------
    Industrial customers and state
    and municipal governments -
      Billed                                5,490,908        6,608,240

      Unbilled                              3,959,750        4,103,110
                                          ------------     ------------

                                            9,450,658       10,711,350
                                          ------------     ------------
    Less allowance for contract
      adjustments                            (936,749)        (904,124)
                                          ------------     ------------

                                          $21,480,584      $25,981,157
                                          ============     ============

    United States government receivables arise from long-term U.S. government prime contracts and subcontracts. Unbilled receivables result from revenues which have been earned, but are not billed as of period-end. The above unbilled balances are comprised of incurred costs plus fees not yet processed and billed; and differences between year-to-date provisional billings and year-to-date actual contract costs incurred and fees earned of approximately $0 at July 31, 1998 and $3,026,000 at July 31, 1997. Unbilled contracts receivable are reduced by billings in excess of costs incurred of $1,801,249 at July 31, 1998 and $1,282,000 at July 31, 1997. Management anticipates that the July 31, 1998 unbilled receivables will be substantially billed and collected in fiscal 1999. Within the above billed balances are contractual retainages in the amount of approximately $1,801,249 at July 31, 1998 and $1,423,000 at July 31, 1997. Management anticipates that the July 31, 1998 retainage balance will be substantially collected in fiscal year 1999. Included in other accrued liabilities is an additional allowance for contract adjustments relating to potential cost disallowances on amounts billed and collected in current and prior years' projects of approximately $2,283,000 at July 31, 1998 and $2,028,000 at July 31, 1997.

6.  Property, building and equipment, net

                                                       July 31,
                                               1998             1997
    Land                                   $   528,320       $   528,320
    Buildings                               13,171,764        12,951,063
    Laboratory and other equipment           6,188,113         5,971,802
    Data processing equipment                7,588,012         6,958,399
    Office furniture and equipment           4,697,079         4,295,285
    Leasehold improvements and other         1,413,352         1,406.800
                                           ------------      ------------
                                            33,586,640        32,111,669

    Less accumulated depreciation
      and amortization                     (20,729,702)      (19,258,693)
                                           ------------      ------------

                                           $12,856,938       $12,852,976
                                           ============      ============

6.  Line of credit

    The Company has an unsecured $10,000,000 line of credit available which is subject to annual renewal and which bears interest at the prime rate. No borrowings on the line of credit were outstanding at July 31, 1998 and 1997 and none were required during fiscal years 1997 and 1996. At July 31, 1998 and 1997, the Company had letters of credit totaling $1,471,520 and $1,003,974, respectively, secured by this line of credit.

7.  Long-term debt

    During fiscal year 1988, the Company obtained industrial revenue bond capital lease financing in the amount of $1,000,000 to finance a portion of the cost of the newly constructed corporate headquarters. The lease is collateralized by a portion of the land and the corporate headquarters building in an amount equal to the bond. The bond is payable in equal monthly principal installments of $4,167 through 2008 and bears interest at the borrower's base rate which approximates prime (8.5% at July 31, 1998). The balance outstanding on this bond at July 31, 1998 and 1997 was $16,667 and $66,666, respectively. The current portion of long-term debt at July 31, 1998 in the amount of $54,166 is included in other accrued liabilities in the accompanying consolidated balance sheet.

During fiscal year 1994, the Company obtained industrial revenue bond capital lease financing in the amount of $750,000 to finance a portion of the cost of the newly constructed analytical services facility. The lease is collateralized by a portion of the land and the analytical services facility building in an amount equal to the bond. The bond is payable in equal monthly principal installments of $3,125 through 2014 and bears interest at the borrower's base rate which approximates prime (8.50% at July 31, 1998). In addition, the Company must meet certain financial ratio covenants relating to current assets to current liabilities and debt to tangible net worth. At July 31, 1998, the Company was in compliance with all financial ratio covenants. The balance outstanding on this bond at July 31, 1998 and 1997 was $590,625 and $628,125, respectively.

9.  Income taxes

    Earnings before provision for income taxes consisted of:

                                     1998       1997        1996
                                     ----       ----        ----

    U.S.                           $570,435   $547,358    $2,101,163

    Foreign                         186,438    (69,804)      (14,314)
                                   --------   ---------   -----------

                                   $756,873   $477,554    $2,086,849
                                   ========   =========   ===========

    The provision for income taxes differs from the federal statutory rate due to the following:

                                                         Fiscal year

                                                  1998      1997      1996
                                                  ----      ----      ----

    Statutory rate                                34.0%     34.0%     34.0%
    State income taxes, net of federal benefit     6.0      18.0       5.3
    Foreign operations                            (1.3)     20.3       2.7
    Other                                          (.9)      3.9       2.4
                                                  -----     -----     -----
                                                  37.8%     76.2%     44.4%
                                                  =====     =====     =====

    Deferred tax assets (liabilities) included in other current assets were comprised of the following:

                                                            July 31,

                                                      1998            1997

    Allowance for contract adjustments             $1,384,297     $1,260,735
    Accrued vacation and compensatory time            681,868        817,138
    Property, building and equipment                  251,104        245,400
    Other                                             100,312         64,819
                                                   -----------     -----------
       Gross deferred tax assets                    2,417,581      2,388,092

    State income taxes                               (169,519)      (169,144)
    Other                                             ( 2,415)       (97,184)
                                                   -----------     -----------
      Gross deferred tax liabilities                 (171,934)     ($266,328)
                                                   -----------     -----------
    Net current deferred tax asset                 $2,245,647     $2,121,764
                                                   ===========    ===========

    The Company has not recorded income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations. Undistributed earnings amounted to approximately $123,000 at July 31, 1998. If earnings of such foreign subsidiaries were not reinvested, a deferred tax liability before applicable foreign tax credits, of approximately $41,820 would have been required. In addition, foreign withholding taxes would be imposed on actual distributions.

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

    c.  Incentive stock compensation

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

    No options were granted during fiscal years 1998 and 1997. During fiscal year 1996, 37,250 shares were granted at a price of $7.25 per share. No options were exercised during fiscal years 1998 and 1997. Exercised options during fiscal year 1996 amounted to 5,238 at an exercise price of $5.65 per share. Cancelled options during the three year period ended July 31, 1998 amounted to 8,864, 22,848 and 23,955, respectively, at a weighted average exercise price of $11.75, $11.71 and $12.41, respectively. Expired options were 21,830, 0 and 425 for fiscal years 1998, 1997 and 1996, respectively, at a weighted average exercise price of $13.09, $0 and $5.65 per share, respectively.

    Options outstanding at the end of the four year period ended July 31, 1998 were 129,166, 159,965, 182,813 and 175,181, respectively, at a weighted average exercise price of $11.12, $11.44, $11.48 and $12.31, respectively. Of the options outstanding for the three year period ended July 31, 1998, 69,646, 79,086, 90,710, respectively, are currently exercisable at a weighted average exercise price of $13.06, $13.27 and $13.22, respectively. At July 31, 1998, 60,248 options have an exercise price between $7.25 and $10.48, with a weighted average exercise price and weighted average contracted life of $8.42 and 6.17 years, respectively. Of these options, 14,798 are currently exercisable at an exercise price of $10.47. Additionally, at July 31, 1998, 68,918 options have an exercise price between $12.38 and $16.08 with a weighted average exercise price and weighted average contractual life of $13.47 and 3.66 years, respectively. Of those options, 54,848 are currently exercisable at a weighted average exercise price of $13.81.

    Effective March 16, 1998, the Company adopted the Ecology and Environment, Inc. 1998 Stock Award Plan (the "Award Plan") under which key employees (including officers) of the Company or any or all of its present or future subsidiaries may be designated to receive awards of Class A common stock of the Company as a bonus for services rendered to the Company or its subsidiaries, without payment therefore, based upon the fair market value of the common stock at the time of the award.

    The Company has reserved for issuance as awards under the Award Plan an aggregate of 12,000 shares of Class A Common stock of the Company, which shall be solely treasury shares. As of July 31, 1998, awards for 11,090 shares of Class A common stock have been granted at a weighted-average fair value of $9.81 per share.

    The Company estimates that if they elected to measure compensation cost for employee stock based compensation arrangements under SFAS No. 123 it would not have caused net income and earnings per share for fiscal years 1998 and 1997 to be materially different from their reported amounts.

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

    At July 31, 1998, future minimum rental commitments, net of estimated amounts allocable to government contracts with rental cost reimbursement clauses, were as follows:

    Fiscal year            Gross          Reimbursable           Net
    -----------            -----          ------------           ---

       1999              1,998,485         1,012,628           985,857
       2000              1,773,180           999,655           773,525
       2001                949,643           458,758           490,885
       2002                205,628             ---             205,628
       2003                 36,308             ---              36,308

    Gross rental expense under the above lease commitments for 1998, 1997, and 1996 was $2,050,157, $2,098,520, and $1,951,645, respectively.

12. Pension plans

    a.Defined benefit plan

      The Company's pension expense associated with this plan for fiscal years ended July 31, 1998, 1997, and 1996 was $0, $0, and $1,110,500, respectively. The increase in expense in fiscal year 1996 is attributable mainly to the curtailment and partial settlement of this plan in accordance with SFAS No. 88 "Employers Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and Termination Benefits." There was no pension expense for fiscal years 1998 and 1997 and no accrued pension liabililty (asset) at July 31, 1998 as the plan was fully settled by December 1996.

    Pension cost of this plan includes the following cost components:

                                                                July 31,
                                                                  1996
                                                                  ----
    Service cost -
           benefits earned during the period                   $   65,000
    Interest costs on projected benefit
           obligation                                             258,200
     Actual return on plan assets                                (201,900)
     Net amortization and deferral                               (160,500)

         Curtailment and Settlement Cost                        1,149,600
                                                               -----------
         Net periodic pension cost                             $1,110,500
                                                               ===========

    Data relating to the funding position of this plan were as follows:

                                                                 July 31,
                                                                   1996
									             ----

    Actuarial present value of:
    Vested benefit obligation                                  $  942,186
    Nonvested benefit obligation                                    ---
                                                               ----------
    Projected benefit obligation                                  942,186
    Plan assets at fair value                                     131,725
                                                               ----------

    Net accrued pension liability                                $810,461
                                                                 ==========

    The discount rate used in determining the actuarial present value of the above benefit obligations was 6.72% for fiscal year 1996.

    b.Defined contribution plan

      Contributions to the defined contribution plan are discretionary and determined annually by the Board of Directors. The total expense under the plan for fiscal years 1998, 1997, and 1996 was $1,339,468, $1,209,412 and $985,198, respectively.

13. Earnings Per Share

    All earnings per share amounts reflect the implementation of Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. SFAS No. 128 establishes new standards for computing and presenting earnings per share ("EPS") and requires that all prior period earnings per share data be restated to conform with the provisions of the statement. SFAS No. 128 also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic
    EPS computation to the numerator and denominator of the diluted EPS computation.

    The computation of basic earnings per share reconciled to diluted earnings per share follows:
                                                  Fiscal Year

                                            1998          1997          1996

   Income available
     to common stockholders               $470,703     $ 113,071     $1,160,207

   Weighted-average common
   shares outstanding (basic)            3,949,359     3,956,236      4,039,369

   Basic earnings
   per share                                 $0.12         $0.03          $0.29

   Incremental shares from
   assumed conversions of
   stock options                             3,469         2,478          2,616

   Adjusted weighted-average
   common shares outstanding             3,952,827     3,958,714      4,041,985

   Diluted earnings
   per share                                 $0.12         $0.03          $0.29

At July 31, 1998 there were 69,646 stock options outstanding with an exercise price ranging from $12.38 - $16.08 which were not included in the above calculations due to their antidilutive nature. At July 31, 1997 there were 126,165 stock options outstanding with an exercise price ranging from $9.00 - $16.08 which were not included. At July 31, 1996 there were 104,610 stock options outstanding with an exercise price ranging from $9.00 - $16.08 which were not included.

14. Contingencies

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

                          ECOLOGY AND ENVIRONMENT, INC.

                                  SCHEDULE VIII
                          Allowance for Doubtful Accounts
                    Years Ended July 31, 1998, 1997, and 1996


                        Balance at     Charged to                  Balance
                        Beginning       Cost and                   at End
     Year Ended         of Period       Expense     Deduction      of Year

    July 31, l998       $2,931,940    $  661,925    $ 374,300    $3,219,565

    July 31, 1997       $2,839,675    $  112,925    $  20,660    $2,931,940

    July 31, 1996       $3,123,709    $ (137,589)   $ 146,445    $2,839,675

Page 36 of 49

Selected quarterly financial data (Unaudited)
(In thousands, except per share information)
                1998                    First    Second     Third    Fourth
-----------------------------------------------------------------------------
Gross revenues                         $19,373   $16,423  $20,359    $18,858
Net revenues                            15,899    14,142   15,656     15,779
Income (loss) from operations              342      (136)      25        (20)
Income before income taxes                 488        10      165         94
Net income (loss)                          293        56      128         (6)
Net income per common share:
    basic and diluted                  $  0.07   $  0.02  $  0.03     $  ---
Cash dividends declared per common
    share: basic and diluted           $  ---    $  0.16  $  ---      $ 0.16


                1997                    First    Second     Third    Fourth
-----------------------------------------------------------------------------
Gross revenues                         $16,752  $16,920   $17,601    $19,517
Net revenues                            14,141   13,530    15,099     16,212
Income (loss) from operations              212      (53)     (417)       104
Income before income taxes                 381      114      (255)       238
Net income (loss)                          227       15      (208)        79
Net income per common share:
    basic and diluted                  $  0.06  $  ---    $  0.05    $  0.02
Cash dividends declared per common
    share: basic and diluted           $  ---   $  0.16   $  ---     $  0.16


Item 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

          None.

                           PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the names, ages and positions of the Directors and executive officers of the Company.

Name                          Age     Position
----                          ---     --------

Gerhard J. Neumaier   		61      President and Director

Frank B. Silvestro    		61      Executive Vice President and Director

Gerald A. Strobel     		58      Executive Vice President of Technical
                              	  Services and Director

Ronald L. Frank       		60      Executive Vice President of Finance,
                              	  Secretary, Treasurer and Director

Gerard A. Gallagher, Jr.	67      Senior Vice President of Special
                                      Projects and Director

Roger J. Gray        	      57      Senior Vice President

Laurence M. Brickman  		54      Senior Vice President

Harvey J. Gross       		70      Director

Ralph Bookbinder     	      67      Director

Ross M. Cellino      	      66      Director

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

     Mr. Bookbinder has been a Director of the Company since its inception in 1970. Mr. Bookbinder is a retired stockbroker.

     Mr. Cellino has been a Director of the Company since its inception in 1970. Mr. Cellino is an attorney and counselor-at-law retired from private practice.


Item 11.  EXECUTIVE COMPENSATION

     There is shown below information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended July 31, 1996, 1997 and 1998 of those persons who were at July 31, 1998 (i) the chief executive officer and (ii) the four other most highly compensated executive officers with annual salary and bonus for the fiscal year ended July 31, 1998 in excess of $100,000. In this report, the five persons named in the table below are referred to as the "Named Executives".


                                                   SUMMARY COMPENSATION TABLE
                                ANNUAL COMPENSATION                 LONG-TERM COMPENSATION
                          -------------------------------  ---------------------------------------
                                                           STOCK INCENTIVE    LONG-TERM     ALL
NAME AND                  FISCAL                                OPTIONS      COMPENSATION  OTHER
PRINCIPAL POSITION        YEAR   SALARY  BONUS (1)  OTHER       (SHARES)       PAYOUTS      (2)
------------------------- ------ ------- ---------  -----  ---------------    -----------  -----
Gerhard J. Neumaier        1998 $219,952   -0-       -0-         -0-             -0-       14,127
President and Director     1997 $219,952   -0-       -0-         -0-             -0-       12,000
                           1996 $216,632   -0-       -0-         -0-             -0-        7,611

Frank B. Silvestro    	   1998 $199,967   -0-       -0-         -0-             -0-       12,965
Executive VP and Director  1997 $199,967   -0-       -0-         -0-             -0-       10,925
                           1996 $196,949   -0-       -0-         -0-             -0-        6,841

Ronald L. Frank            1998 $199,967   -0-       -0-         -0-             -0-       12,965
Executive Vice President   1997 $199,967   -0-       -0-         -0-             -0-       10,925
of Finance, Secretary      1996 $196,949   -0-       -0-         -0-             -0-        6,841
Treasurer and Director

Gerald A. Strobel          1998 $199,967   -0-       -0-         -0-             -0-       12,965
Executive Vice President   1997 $199,967   -0-       -0-         -0-             -0-       10,925
of Technical Services      1996 $196,949   -0-       -0-         -0-             -0-        6,841
and Director

Gerard A. Gallagher, Jr.   1998 $172,060   -0-       -0-         -0-             -0-       11,323
Senior Vice President      1997 $177,134   -0-       -0-         -0-             -0-        9,695
of Special Projects and    1996 $174,226   -0-       -0-         -0-             -0-        5,938
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

Stock Award Plan

          Effective March 16, 1998, the Company adopted the Ecology and Environment, Inc. 1998 Stock Award Plan (the "Award Plan") under which key employees (including officers) of the Company or any or all of its present or future subsidiaries may be designated to receive awards of Class A common stock of the Company as a bonus for services rendered to the Company or its subsidiaries, without payment therefor, based upon the fair market value of the common stock at the time of the award.

          The Company has reserved for issuance as awards under the Award Plan an aggregate of 12,000 shares of Class A common stock of the Company, which shall be solely treasury shares. The Board of Directors of the Company administers the plan and has authority to determine the employees to whom awards are to be granted, the number shares covered by each award, whether or not the awards are subject to forfeiture or restriction on sale, resale or other disposition of the shares acquired under the award and any other understandings or conditions as to the award recipient's continued employment.

          The Award Plan is not a qualified plan under Section 401(a) of the Internal Revenue Code. The plan permits grants of the award for a period of five (5) years from the date of adoption. As of July 31, 1998, awards for 11,090 shares of Class A common stock have been granted. The named Executive Officers found in the Summary Compensation Table have not been granted any awards pursuant to the Award Plan.

Incentive Stock Option Plan

          In February 1986, the Company adopted an Incentive Stock Option Plan (the "Option Plan") under which key employees, including officers, of the Company may be granted options to purchase up to an aggregate of 209,390 shares of Class A Common Stock at an option price of at least 100% of the fair market value of the shares on the date the options were granted. The Option Plan was terminated in March 1996, and no further options may be granted under the Option Plan. As of July 31, 1998, there were options outstanding for the purchase of 129,166 shares of Class A Common Stock, 69,646 of which were vested.

          The named Executive Officers found in the Summary Compensation Table have not been granted any options pursuant to the Option Plan.

          Section 16(a) Beneficial Ownership Reporting Compliance

          During the fiscal year ended July 31, 1998, Ronald L. Frank failed to file on a timely basis one report, showing one transaction.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

          The following table sets forth, as of September 30, 1998, the number of outstanding shares of Class A Common Stock and Class B Common Stock of the Company beneficially owned by each person known by the Company to be the beneficial owner of more than 5 percent of the then outstanding shares of Common Stock:

                     Class A Common Stock    Class B Common Stock
                     --------------------    --------------------
                     Nature and   Percent    Nature and
                     Amount of    of         Amount of
                     Beneficial   Class As   Beneficial  Percent
                     Ownership    Adjusted   Ownership   of
Name and Address(1)  (2)(3)         (4)        (2)(3)    Class
-------------------- ----------   --------   ----------  -------
Gerhard J. Neumaier* 346,944      13.7%       345,894     19.4%

Frank B. Silvestro*  288,937      11.7%       288,937     16.3%

Ronald L. Frank*     258,976      10.6%       252,394     14.2%

Gerald A. Strobel*   262,296      10.7%       262,296     14.8%

Franklin Resources,
Inc.                 370,000      16.9%         0        0

The Cameron Baird
Foundation (4)       410,600      18.8%         0        0

*  See Footnotes in next table

1) The address for Gerhard J. Neumaier, Frank B. Silvestro, Ronald L. Frank and Gerald A. Strobel is c/o Ecology and Environment, Inc., 368 Pleasant View Drive, Lancaster, New York 14086, unless otherwise indicated. The address for Franklin Resources, Inc. is 777 Mariners Island Blvd., P.
O. Box 7777, San Mateo, California 94403-7777. The address for The Cameron Baird Foundation is Box 564, Hamburg, NY 14075.

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

(3) There are 2,185,692 shares of Class A Common Stock issued and outstanding and 1,775,028 shares of Class B Common Stock issued and outstanding as of September 30, 1998. The figures in the "as adjusted" columns are based upon these totals and except as set forth in the preceding sentence, upon the assumptions described in footnote 2 above.

(4)  Includes 10,000 shares owned by Brent D. Baird.

SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Company's Class A Common Stock and Class B Common Stock as of September 30, 1998, by (i) each Director of the Company and (ii) all Directors and officers of the Company as a group.

                             Class A Common Stock        Class B Common Stock
                             ---------------------       --------------------
                             Nature and   Percent        Nature and
                             Amount of    of             Amount of
                             Beneficial   Class As       Beneficial     Percent
                             Ownership    Adjusted       Ownership      of
Name(1)                       (2)(3)        (4)            (2)(3)       Class
---------------------------- ----------   --------       ----------     -------
Gerhard J. Neumaier (5) (13)  346,944      13.7%           345,894       19.4%

Frank B. Silvestro (13)       288,937      11.7%           288,937       16.3%

Ronald L. Frank (6) (13)      258,976      10.6%           252,394       14.2%

Gerald A. Strobel (7) (13)    262,296      10.7%           262,296       14.8%

Harvey J. Gross (8)            80,047       3.5%            80,047        4.5%

Gerard A. Gallagher, Jr.       71,641       3.5%            71,300        4.2%

Ralph Bookbinder (9)           16,050        *              16,050         *

Ross M. Cellino (10)           13,206        *               1,050         *

Directors and officers
Group (11)(12)              1,356,105      38.6%         1,331,557       75.0%
(10 individuals)
* Less than 0.1%

(1) The address of each of the above shareholders is c/o Ecology and Environment, Inc., 368 Pleasant View Drive, Lancaster, New York 14086.

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

(3) Each named person and all Directors and officers as a group are deemed to be the beneficial owners of securities that may be acquired within 60 days through the exercise of exchange or conversion rights. The shares of Class A Common Stock issuable upon conversion by any such shareholder are not included in calculating the number of shares or percentage of Class A Common Stock beneficially owned by any other shareholder. Moreover, the table gives effect to only 2,571 shares of Class A Common Stock of the total 69,646 shares of Class A Common Stock that may be issued pursuant to the Company's Incentive Stock Option Plan, which may be purchased within the next 60 days pursuant to vested options granted to one officer.

(4) There are 2,185,692 shares of Class A Common Stock issued and outstanding and 1,775,028 shares of Class B Common Stock issued and outstanding as of September 30, 1998. The figure in the "as adjusted" columns are based upon these totals and except as set forth in the preceding sentence, upon the assumptions described in footnotes 2 and 3 above.

(5) Includes 525 shares of Class A Common Stock owned by Mr. Neumaier's spouse, as to which he disclaims beneficial ownership. Includes 525 shares of Class A Common Stock owned by Mr. Neumaier's Individual Retirement Account. Does not include any shares of Class A Common Stock or Class B Common Stock held by Mr. Neumaier's adult children.

(6) Includes 8,850 shares of Class B Common Stock owned by one of Mr. Frank's children and 5,067 shares of Class A Common Stock owned by one of Mr. Frank's children as to which he disclaims beneficial ownership. Does not include any shares of Class A Common Stock or Class B Common Stock held by Mr. Frank's other adult children. Includes 36,625 Shares of Class B Common Stock owned by Mr. Frank's former spouse as to which he disclaims beneficial ownership except for the right to vote the shares which he retains pursuant to an agreement with his former spouse. Includes 515 shares of Class A Common Stock owned by Mr. Frank's individual retirement account.

(7) Includes 45,726 shares of Class B Common Stock owned in equal amounts by Mr. Strobel's three children (Mr. Strobel holds 15,171 shares as custodian for these children), as to which he disclaims beneficial ownership.

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

(12) Includes 892 shares of Class A Common Stock which may be issued upon exercise of a stock option granted to one officer in July 1990, pursuant to the Company's Incentive Stock Option Plan; includes 892 shares of Class A Common Stock which may be issued upon exercise of a stock option granted to one officer on September 2, 1991 pursuant to the Company's Incentive Stock Option Plan; includes 787 shares of Class A Common Stock which may be issued upon the exercise of a stock option granted to one officer on November 2, 1992 pursuant to the Company's Incentive Stock Option Plan; does not include 630 shares of Class A Common Stock which may be issued upon the exercise of a stock option granted to one officer on April 2, 1994 pursuant to the Company's Incentive Stock Option Plan; does not include 600 shares of Class A Common Stock which may be issued upon the exercise of a stock option granted to one officer on December 2, 1994 pursuant to the Company's Incentive Stock Option Plan; does not include 2,400 shares of Class A Common Stock which may be issued upon the exercise of stock options granted to two (2) officers on December 12, 1995 pursuant to the Company's Incentive Stock Option Plan.

(13) Subject to the terms of the Restrictive Agreement. See "Security Ownership of Certain Beneficial Owners-Restrictive Agreement".

Restrictive Agreement

          Messrs. Gerhard J. Neumaier, Silvestro, Frank, and Strobel entered into a Stockholders' Agreement in 1970 which governs the sale of an aggregate of 1,267,818 shares Class B Common Stock owned by them, the former spouse of one of the individuals and the children of the individuals. The spouse of one of the individuals and the children of the individuals. The agreement provides that prior to accepting a bona fide offer to purchase all or any part of their shares, each party must first allow the other members to the agreement the opportunity to acquire on a pro rata basis, with right of over-allotment, all of such shares covered by the offer on the same terms and conditions proposed by the offer.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          None.

                             PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENTS
          ------------------------------
(a)       1.   Financial Statements                              Page
               --------------------                              ----

               Report of Independent Accountants                  17

               Consolidated Balance Sheet -
               July 31, 1998 and 1997                             18

               Consolidated Statement of Income
               for the fiscal years ended
               July 31, 1998, 1997 and 1996                       19

               Consolidated Statement of Changes in
               Shareholders' Equity for the fiscal years
               ended July 31, 1998, 1997 and 1996                 20

               Consolidated Statement of Cash Flows for
               the fiscal years ended July 31, 1998,
               1997 and 1996                                      21

               Notes to Consolidated Financial Statements         22

          2.   Financial Statement Schedule

               Schedule VIII - Allowance for
               Doubtful Accounts                                  35

     All other schedules are omitted because they are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

     3.  Exhibits

          Exhibit No.Description

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

         3.8         Certificate of Amendment of Certificate of
                     Incorporation filed January 15, 1988 (2)

         4.1         Specimen Class A Common Stock Certificate (1)

         4.2         Specimen Class B Common Stock Certificate (1)

         10.1 Stockholders' Agreement among Gerhard J. Neumaier, Ronald L. Frank, Frank B. Silvestro and Gerald A. Strobel dated May 12, 1970 (1)

         10.4 Ecology and Environment, Inc. Defined Contribution Plan Agreement dated July 25, 1980 as amended on April 28, 1981 and July 21, 1983 and restated effective August 1, 1984 (1)

         21.5        Schedule of Subsidiaries as of July 31, 1997 (3)

         23.0        Consent of Independent Accountants (4)

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

                     (2) Filed as exhibits to the Company's Form 10-K for Fiscal Year Ending July 31, 1988, and incorporated herein by reference.

                     (3) Filed as an exhibit to the Company's Form 10-K for Fiscal Year ending July 31, 1997, and incorporated herein by reference.

                     (4)  Filed herewith.


(b)  Reports on Form 8-K

     Registrant has not filed any reports on Form 8-K during the fourth quarter ended July 31, 1998.

                                 SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, ECOLOGY AND ENVIRONMENT, INC. has duly caused this Annual Report to be signed on its behalf by the undersigned hereunto duly authorized:

Dated:  October 29, 1998  ECOLOGY AND ENVIRONMENT, INC.


                          By: /s/ Gerhard J. Neumaier
                               Gerhard J. Neumaier, President

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature                 	       Title                 Date
------------------------      ---------------------   ----------------
/s/ Gerhard J. Neumaier   	President            	October 29, 1998
Gerhard J. Neumaier       	(Chief Executive
                          	Officer)

/s/ Frank B. Silvestro    	Executive            	October 29, 1998
Frank B. Silvestro        	Vice-President

/s/ Gerald A. Strobel     	Executive            	October 29, 1998
Gerald A. Strobel         	Vice-President

/s/ Ronald L. Frank       	Secretary,           	October 29, 1998
Ronald L. Frank           	Treasurer, Executive
                          	Vice-President of
                          	Finance
                          	(Principal Financial
                          	and Accounting Officer)

/s/ Gerard A. Gallagher, Jr.  Senior Vice President  	October 29, 1998
Gerard A. Gallagher, Jr.      of Special Projects
                          	and Director

/s/ Ralph Bookbinder      	Director      	      October 29, 1998
Ralph Bookbinder

/s/ Harvey J. Gross       	Director                October 29, 1998
Harvey J. Gross

/s/ Ross M. Cellino       	Director                October 29, 1998
Ross M. Cellino

Exhibit Index


Exhibit 23            Consent of Independent Accountants

EXHIBIT 23


                      Consent of Independent Accountants


We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 33-41998 and 333-30085) of Ecology and Environment, Inc. of our report dated October 27, 1998, appearing on page 17 of this Form 10-K. We also consent to the reference to us under the heading "Experts" in such Registration Statement (33-41998).



PricewaterhouseCoopers LLP
Buffalo, New York
October 27, 1998