Form 10-K/A
period 1998-07-31
ECOLOGY & ENVIRONMENT INC
filed 1998-11-09
CIK 809933

Page 1 of 49
               SECURITIES & EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

                   -----------------------
                        F O R M  10-K/A
                   -----------------------

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

  Fiscal 1997                                High        Low
  -----------                                ----        ---
      First Quarter
      (commencing August 1, 1996 -           8-7/8       7
      October 26, 1996)

      Second Quarter
      (commencing October 27, 1996 -         9-5/8      7-1/2
      January 26, 1997)

      Third Quarter
      (commencing January 26, 1997 -         9-5/8      7-7/16
      April 26, 1997)

      Fourth Quarter
      (commencing April, 27, 1997 -          8-3/4      7-1/2
      July 31, 1997)

   Fiscal 1998                               High        Low
   -----------                               ----        ---
      First Quarter
      (commencing August 1, 1997 -           11-1/8      8-9/16
      November 1, 1997)

      Second Quarter
      (commencing November 2, 1997 -         12          10-1/2
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

Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                 Year Ended July 31,
                           1998      1997     1996      1995     1994
                       (In thousand, except per share amounts)
Operating data:
Gross revenues           $75,088   $70,802  $69,823   $91,512   $99,559

Net revenues             $61,552   $58,994  $61,569   $77,715   $86,334

Income(loss) from
operations               $   287   $  (142) $ 1,511   $ 2,974   $ 7,256

Income before income
taxes                    $   757   $   478  $ 2,087   $ 3,552   $ 7,645

Net income before
cumulative effect of
accounting change        $   471   $   113  $ 1,160   $ 2,154   $ 4,670

Cumulative effect of
accounting change        $    -    $     -  $     -   $     -   $  (118)

Net income               $   471   $   113  $ 1,160   $ 2,154   $ 4,552

Net income before
cumulative effect of
accounting change
per common share         $   .12   $   .03  $   .29   $   .52   $  1.13

Cumulative effect of
accounting change per
common share             $    -    $     -  $     -   $     -   $  (.03)

Net income per
common share
Basic and Diluted        $   .12   $   .03  $   .29   $   .52   $  1.10

Cash dividends declared
per common share         $   .32   $   .32  $   .32   $   .32   $   .29

Weighted average common
shares outstanding:
    Basic                3,950,422 3,956,313 4,039,369 4,136,929 4,138,121
    Diluted              3,963,075 3,960,413 4,043,469 4,136,929 4,138,121

Page 14 of 49
                                             As of July 31,
                           1998     1997     1996     1995     1994
                       (In thousands, except per share amounts)

Balance sheet data:
Working capital           $30,316  $31,141  $31,993  $32,662  $32,061

  Total assets            $53,076  $53,524  $55,575  $59,476  $62,157

  Long-term debt          $   553  $   607  $   695  $   782  $ 1,345

  Shareholders' equity    $43,500  $44,183  $45,468  $46,907  $46,158

  Book value per share:
    basic                 $ 11.01  $ 11.17  $ 11.26  $ 11.34  $ 11.15
    diluted               $ 11.00  $ 11.16  $ 11.25  $ 11.34  $ 11.15


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


PricewaterhouseCoopers LLP
Buffalo, New York
October 1, 1998

Page 18 of 49

                  Ecology and Environment, Inc.
                    Consolidated Balance Sheet
                                                           July 31,
                                                     1998          1997
                                                     ----          ----
          Assets
Current assets:
    Cash and cash equivalents                    $ 6,627,164   $ 3,714,898
    Investment securities available for sale       7,773,585     7,086,035
    Contract receivables, net                     21,480,584    25,981,157
    Deferred income taxes                          1,976,922     1,961,672
    Income taxes receivable                          356,641         ---
    Other current assets                             855,109       971,127
                                                 ------------  ------------
          Total current assets                    39,070,005    39,714,889

Property, bulding and equipment, net              12,856,938    12,852,976
 Deferred income taxes                               268,728       160,092
Other assets                                         880,464       796,416
                                                 ------------  ------------
          Total assets                           $53,076,135   $53,524,373
                                                 ============  ============

          Liabilities and Shareholders' Equity

Current liabilities:
    Accounts payable                             $ 3,253,204   $ 2,574,354
    Accrued payroll costs                          3,175,498     3,716,183
    Other accrued liabilities                      2,594,419     2,258,707
     Income taxes payable                              ---         184,583
                                                 ------------  ------------
          Total current liabilities                9,023,121     8,733,827

Long-term debt                                       553,125       607,291

Shareholders' equity:
    Preferred stock, par value $.01 per share;
      authorized-2,000,000 shares; no shares
       issued                                          ---           ---
    Class A common stock, par value $.01 per
      share; authorized-6,000,000 shares;
      issued-2,364,302 and 2,316,912 shares           23,643        23,169
    Class B common stock, par value $01 per
      share; azuthorized-10,000,000 shares;
      issued-1,805,987 and 1,853,077 shares           18,056        18,530
    Capital in excess of par value                17,591,436    17,591,436
    Retained earnings                             27,424,660    28,223,060
    Treasury stock - Class A common, 183,310
      and 194,400 shares; Class B common,
       26,259 shares, at cost                     (1,557,906)   (1,672,940)
                                                 ------------   ------------

      Total shareholders' equity                  43,499,889    44,183,255
                                                 ------------   ------------

     Total liabilities and shareholders' equity  $53,076,135   $53,524,373
                                                 ===========   ============
The accompanying notes are an integral part of these financial statements.

Page 19 of 49

                       Ecology and Environment, Inc.
                      Consolidated Statement of Income
                                                            Year ended July 31
                                                   1998           1997           1996
                                                   ----           ----           ----

Gross Revenues                                 $75,088,864     $70,801,535    $69,822,996
Less:  direct subconract costs                  13,537,007      11,808,025      8,254,471
                                               ------------    ------------   ------------
Net revenues                                    61,551,857      58,993,510     61,568,525

Operating costs and expenses:
    Cost of professional services and
      other direct operating expenses           36,223,266      34,798,097     33,846,706
    Administrative and indirect operating
      expenses                                  15,695,000      14,644,185     15,751,749
    Marketing and related costs                  7,880,921       8,107,698      8,724,445
    Depreciation                                 1,465,904       1,585,562      1,734,442
                                               ------------    ------------   ------------

Total operating costs & expenses                61,265,091      59,135,542     60,057,342
                                               ------------    ------------    -----------

Income (loss) from operations                      286,766        (142,032)     1,511,183
Interest (expense)                                (113,775)        (65,994)       (70,445)
Interest income                                    659,550         697,315        769,617
Net foreign exchange loss                          (75,668)        (11,735)      (123,506)
                                               ------------    ------------    ------------

Income before income taxes                         756,873         477,554      2,086,849

Income tax provision (benefit):
    Federal                                        311,387         449,690        624,766
    State                                           96,250         192,180        128,806
    Deferred                                      (121,467)       (277,387)       173,070
                                               ------------     ------------   ------------
                                                   286,170         364,483        926,642
                                               ------------     ------------   ------------

Net income                                        $470,703        $113,071      $1,160,207
                                               ============     ============   ============

Net income per common share: Basic and Diluted       $0.12           $0.03           $0.29
                                               ============     ============   ============

Weighted average common shares outstanding:
                         Basic                   3,949,359       3,956,236       4,039,369
                                               ============     ============   ============

                         Diluted                 3,952,827       3,958,714       4,041,985
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

Page 21 of 49

                         Ecology and Environment, Inc.
                      Consolidated Statement of Cash Flows
                                                                  Year ended July 31,
                                                           1998         1997         1996
                                                        -----------  ----------   ----------
Cash flows from operating activities:
   Net income                                           $  470,703   $   113,071   $1,160,207
   Adjustments to reconcile net income to net cash
      provided by (usesd in) operating activities:
   Depreciation                                          1,465,904     1,585,562    1,734,442
   (Gain) loss on disposition of property and equipment      ---          (1,225)       5,739
   Gain on sale of investment securities                     ---           ---         (1,534)
   Net foreign exchange loss                                75,668        11,735      123,506
   Provision (benefit) for contract adjustments            661,925       112,925     (137,589)
   (Increase) decrease in:
      - contracts receivable, net                        3,838,648    (2,398,046)   1,165,608
      - other current assets                              (364,509)        5,107      545,643
   Increase (decrease) in:
      - accounts payable                                   678,850      (560,508)  (1,355,221)
      - accrued payroll costs                             (540,685)     (404,081)    (307,935)
      - other accrued liabilities                          335,712       101,151     (685,856)
      - income taxes payable                              (184,583)      184,583        ---
   Other, net                                              (62,411)       47,870        9,991
                                                         -----------  -----------  -----------
   Net cash provided by (used in) operating activities    6,375,222   (1,201,856)   2,257,001
                                                         -----------  -----------  -----------
Cash flows used in investing activities:
   Purchase of property, building and equipment, net     (1,543,118)    (977,046)    (915,270)
   Proceeds from sale of assets                               ---          1,225       12,597
   Purchase of investment securities                     (3,052,854)  (1,210,761)  (2,438,326)
   Proceeds from maturity of investment securities        2,222,293      200,000    1,600,000
   Proceeds from sale of investment securities              136,972      498,882      570,423
   Investment in China venture                              (21,637)    (148,396)       ---
                                                         -----------  -----------  -----------
   Net cash used in investing activities                 (2,258,344)  (1,636,096)  (1,170,576)
                                                         -----------  -----------  -----------
Cash flows provided by (used in) financing activities:
   Dividends paid                                        (1,265,480)  (1,265,174)  (1,296,926)
   Repayment of long-term debt                              (54,166)     (87,500)     (87,500)
   Net proceeds from issuance of common stock               115,034        ---         28,901
   Repurchase of common stock                                 ---       (175,000)  (1,308,515)
                                                         -----------  -----------  -----------
   Net cash used in financing activities                 (1,204,612)  (1,527,674)  (2,664,040)
                                                         -----------  -----------  -----------
Net increase (decrease) in cash and cash equivalents      2,912,266   (4,365,626)  (1,577,615)
Cash and cash equivalents at beginning of period          3,714,898    8,080,524    9,658,139
                                                         -----------  -----------  -----------

Cash and cash equivalents at end of period               $6,627,164   $3,714,898   $8,080,524
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

          2.   Financial Statement Schedule
               ----------------------------

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