Form 10-K/A
period 1998-07-31
ECOLOGY & ENVIRONMENT INC
filed 1998-11-19
CIK 809933

SECURITIES & EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

                   -----------------------
                        F O R M  10-K/A
                   -----------------------

[X] SECOND AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended July 31, 1998
                              or
[ ] TRANSITION REPORT REQUIRED PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _______________ to ______________.

Commission file number    1-9065

                Ecology and Environment, Inc.
    ------------------------------------------------------
    (Exact name of registrant as specified in its charter)

         NEW YORK                      16-0971022
 -------------------------------    -------------------
 (State or other jurisdiction of     (I.R.S. Employer
 incorporation or organization)     Identification No.)

368 Pleasant View Drive, Lancaster, New York        14086
--------------------------------------------      ----------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number including area code:  (716) 684-8060

Securities registered pursuant to Section 12(b) of the Act:


          Title of Each Class        Name of Exchange on Which Registered
          ------------------------   ------------------------------------
          Class A Common Stock,           American Stock Exchange, Inc.
          par value $.01 per share

Securities registered pursuant to Section 12(g) of the Act.

                                    None
                              ----------------
                              (Title of Class)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                  Yes  X    No _____

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendments to this Form 10-K.
                                                                _____

	    At September 30, 1998 there are 2,185,692 shares of Class A Common Stock issued and outstanding and 1,775,028 shares of Class B Common Stock issued and outstanding.



                           EXPLANATION OF SECOND AMENDMENT

The Registrant, Ecology and Environment, Inc. (the "Company" or "EEI"), filed a Form 10-K on October 29, 1998 with the Securities and Exchange Commission (the "SEC") which was amended by a First Amendment on Form 10-K/A filed on November 9, 1998 with the SEC to amend Item 8. Item 12 of Form 10-K is hereby amended as shown in this Second Amendment. All other Items remain unchanged from the previously filed Form 10-K as amended by the First Amendment.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

          The following table sets forth, as of September 30, 1998, the number of outstanding shares of Class A Common Stock and Class B Common Stock of the Company beneficially owned by each person known by the Company to be the beneficial owner of more than 5 percent of the then outstanding shares of Common Stock:

                            Class A Common Stock    Class B Common Stock
                            --------------------    --------------------
                            Nature and   Percent    Nature and
                            Amount of    of         Amount of
                            Beneficial   Class As   Beneficial   Percent
                            Ownership    Adjusted   Ownership    of
Name and Address (1)          (2)(3)       (4)        (2)(3)     Class
-------------------------   ----------   --------   ----------   -------
Gerhard J. Neumaier*         346,944      13.7%       345,894     19.4%

Frank B. Silvestro*          288,937      11.7%       288,937     16.3%

Ronald L. Frank*             258,976      10.6%       252,394     14.2%

Gerald A. Strobel*           262,296      10.7%       262,296     14.8%

Franklin Resources, Inc.     370,000      16.9%          0           0

First Carolina Investors,
Inc.                         410,600      18.8%          0           0

The Cameron Baird
Foundation (4)               260,000      11.9%          0           0

*  See Footnotes in next table

1) The address for Gerhard J. Neumaier, Frank B. Silvestro, Ronald L. Frank and Gerald A. Strobel is c/o Ecology and Environment, Inc., 368 Pleasant View Drive, Lancaster, New York 14086, unless otherwise indicated. The address for Franklin Resources, Inc. is 777 Mariners Island Blvd.,
P.O. Box 7777, San Mateo, California 94403-7777. The address for First Carolina Investors, Inc. is 1130 East Third Street, Suite 410, Charlotte, North Carolina 28204. The address for The Cameron Baird Foundation is
c/o Kavinoky & Cook, 120 Delaware Ave., Buffalo, New York 14202.

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

Dated:  November 19, 1998  ECOLOGY AND ENVIRONMENT, INC.


                          By: /s/ Gerhard J. Neumaier
                              --------------------------------
                              Gerhard J. Neumaier, President