Form 10-Q
period 1998-10-31
ECOLOGY & ENVIRONMENT INC
filed 1998-12-15
CIK 809933

Page 1 of 10

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-Q
                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act in 1934


For Quarter Ended October 31, 1998                 Commission File #1-9065


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

Yes   X    No
    -----     -----


At December 1, 1998, 2,185,442 shares of Registrant's Class A Common Stock (par value $.01) and 1,775,028 shares of Class B Common Stock (par value $.01 were outstanding.

Page 2 of 10

                        Ecology and Environment, Inc.
                         Consolidated Balance Sheet
                                                   October 31, 1998
					             (Unaudited)       July 31, 1998
      						   ----------------    -------------
Assets
------

Current assets:
     Cash and cash equivalents			     $ 5,651,658          $ 6,627,164
     Investment securities available for sale          7,823,323            7,773,585
     Contract receivables, net	                      22,214,753           21,480,584
     Deferred income taxes			       1,997,890            1,976,922
     Income taxes receivable                             290,492              356,641
     Other current assets                              1,003,359              855,109
                                                     ------------         ------------
        Total current assets                          38,981,475           39,070,005

Property, building and equipment, net                 12,808,313           12,856,938
Deferred income taxes	                                 268,728              268,728
Other assets                                             897,117              880,464
	                                             ------------         ------------
    	Total assets				     $52,955,633          $53,076,135
                                                     ============         ============

Liabilities and Shareholders' Equity
------------------------------------

Current liabilities:
     Accounts payable                                $ 1,608,157          $ 3,253,204
     Accrued payroll costs                             4,291,397            3,175,498
     Other accrued liabilities                         2,791,748            2,594,419
                                                     ------------         ------------
	Total current liabilities                      8,691,302            9,023,121

Long-term debt                                           550,140              553,125

Shareholders' equity:
     Preferred stock, par value $.01 per share
        authorized - 2,000,000 shares; no shares
        issued                                             ---                   ---
     Class A common stock, par value $.01 per
        share; authorized - 6,000,000 shares;
        issued - 2,369,002 and 2,364,302 shares           23,690               23,643
     Class B common stock, par value $.01 per
        share; authorized - 10,000,000 shares
        issued - 1,801,287 and 1,805,987 shares           18,009               18,056
     Capital in excess of par value                   17,591,436           17,591,436
     Retained earnings                                27,638,962           27,424,660
     Teasury stock - Class A Common, 183,560 and
        194,400 shares; Class B common, 26,259
        shares, at cost                               (1,557,906)          (1,557,906)
                                                     ------------         ------------
	Total shareholders' equity                    43,714,191           43,499,889
                                                     ------------         ------------

 	Total liabilities and shareholders' equity   $52,955,633          $53,076,135
                                                     ============         ============

The accompanying notes are an integral part of these financial statements.

Page 3 of 10

                        Ecology and Environment, Inc.
                       Consolidate Statement of Income
                                (Unaudited)
                                                            Three months ended
							------------------------------
                                                        October 31,       November 1,
	  					           1998              1997
						        ------------      ------------
Gross revenues         					$16,927,330	  $19,373,352
Less:  direct subcontract costs				  1,690,672         3,474,290
                                                        ------------      ------------

Net revenues       					 15,236,658        15,899,062

Operating costs and expenses:
     Cost of professional services and
        other direct operating expenses			  8,868,033         9,482,188
     Administrative and indirect operating
	expenses                                          3,935,128         3,822,692
     Marketing and related costs                          1,875,677         1,897,223
     Depreciation                                           338,738           354,609
                                                        ------------      ------------

Total operating costs & expenses                         15,017,576        15,556,712
                                                        ------------      ------------

Income from operations 			 		    219,082           342,350
Interest (expense)     			                    (18,387)          (14,898)
Interest income               				    168,821           160,496
                                                        ------------      ------------
Income before income taxes                                  369,516           487,948

Income tax provision (benefit):
     Federal                                                109,485            196,866
     State                                                   35,766             61,650
     Deferred                                                20,969            (63,850)
                                                        ------------       ------------
                                                            166,220            194,666
                                                        ------------       ------------

Net income                                                 $203,296           $293,282
                                                        ============       ============

Net income per common share:  Basic and Diluted               $0.05              $0.07
                                                        ============       ============

Weighted average common shares outstanding:
     Basic                                                3,960,720          3,949,330
                                                        ============       ============

     Diluted                                              3,969,868          3,951,790
                                                        ============       ============

The accompanying notes are an integral part of these financial statements.

Page 4 of 10

                          Ecology and Environment, Inc.
                       Consolidated Statement of Cash Flows
                                    (Unaudited)
                                                            Three months ended
							------------------------------
                                                         October 31,       November 1,
	     					            1998              1997
						        ------------      ------------
Cash flows from operating activities:
     Net income         				 $  203,296         $  293,282
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
     Depreciation                                           338,738            354,609
     Provision for contract adjustments                      21,000		33,000
     (Increase) decrease in:
        - contracts receivable, net                        (755,169)         1,271,450
        - other current assets                             (103,069)          (215,625)
     Increase (decrease ) in:
	- accounts payable                               (1,645,047)           444,076
	- accrued payroll costs                           1,115,899            834,235
	- other accrued liabilities                         197,329             18,789
	- income taxes payable                                ---              (31,510)
     Other, net                                             (16,653)           (34,197)
                                                         -----------        -----------

     Net cash provided by (used in) operating activities   (643,676)         2,968,109
                                                         -----------        -----------

Cash flows used in investing activities:
     Purchase of property, building and equipment, net     (274,619)          (352,701)
     Purchase of investment securities                      (49,738)          (425,774)
     Investment in subsidiaries                               7,314              ---
     Investment in China joint ventures                     (11,802)            (4,500)
                                                         -----------        -----------

     Net cash used in investing activities                 (328,845)          (782,975)
                                                         -----------        -----------

Cash flows used in financing activities:
     Repayment of long-term debt                             (2,985)           (21,875)
                                                         -----------        -----------

     Net cash used in financing activities                   (2,985)           (21,875)
                                                         -----------        -----------

Net increase (decrease) in cash and cash equivalents       (975,506)         2,163,259
Cash and caash equivalents at beginning of period         6,627,164          3,714,898
                                                         -----------        -----------

Cash and cash equivalents at end of period               $5,651,658         $5,878,157
                                                         ===========        ===========

The accompanying notes are an integral part of these financial statements.

Page 5 of 10
                      ECOLOGY AND ENVIRONMENT, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of significant accounting principles

     a.  Consolidation
         -------------
     The consolidated financial statements include the accounts of Ecology and Environment, Inc. (the Company) and its wholly-owned subsidiaries. Also reflected in the financial statements is the Company's 66-2/3% ownership in the assets of a nonoperating subsidiary, Ecology and Environment of Saudi Arabia Ltd. (EESAL), and a 50% ownership in two Chinese operating joint ventures, Beijing Yi Yi Ecology and Engineering Co. Ltd. and The Tianjin
     Green Engineering Company. These joint ventures are accounted for under the equity method. All significant intercompany transactionsand balances have been eliminated. The consolidated balance sheet at October 31, 1998 and the accompanying consolidated statements of income and of cash flows are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. The accompanying financial statements should be reviewed in conjunction with the Company's fiscal year ended July 31, 1998 audited financial statements.

     b.  Use of Estimates
          ----------------
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

     c.  Revenue Recognition
         -------------------
     Substantial amounts of the Company's revenues are derived from cost-plus-fee contracts using the percentage of completion method based on costs incurred plus the fee earned. The fees under certain government contracts are determined in accordance with performance incentive provisions. Such awards are recognized at the time the amounts can be reasonably determined. Provisions for estimated contract adjustments relating to cost based contracts have been deducted from gross revenues in the accompanying consolidated statement of income. Such adjustments typically arise as a result of interpretations of cost allowability under cost based contracts. Revenues related to long-term government contracts are subject to audit by an agency of the United States government. Government audits have been completed through fiscal year 1989 and are currently in process for fiscal years 1990 through 1992. The majority of the balance in the allowance for new contract adjustments accounts represents a reserve against possible adjustments for fiscal years 1990 through 1999.

     d.  Income Taxes
         ------------

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

2.   Contract Receivables, Net
     -------------------------

     Contract receivables are comprised of:

                                            October 31,      July 31,
                                              1998            1998
                                          ------------    ------------
     United States government
        Billed                            $ 3,271,798     $ 6,368,873
        Unbilled                            6,800,641       6,597,802
                                          ------------    ------------
                                           10,072,439      12,966,675
                                          ------------    ------------
     Industrial customers and state
     and municipal governments
        Billed                              6,958,189       5,490,908
        Unbilled                            5,995,874       3,959,750
                                          ------------    ------------
                                           12,954,063       9,450,658
                                          ------------    ------------
     Less allowance for contract
     adjustments                            (811,749)       (936,749)
                                          ------------    ------------

                                          $22,214,753     $21,480,584
                                          ============    ============

     United States government receivables arise from long-term U.S. government prime contracts and subcontracts. Unbilled receivables result from revenues which have been earned, but are not billed as of period-end. The above unbilled balances are comprised of incurred costs plus fees not yet processed and billed; and differences between year-to-date provisional billings and year-to-date provisional billings in excess of year-to-date actual contract costs incurred and fees earned of $783,000 at October 31, 1998, and $0 at July 31, 1998. Management anticipates that the October 31, 1998 unbilled receivables will be substantially billed and collected in fiscal year 1999. Within the above billed balances are contractual retainages in the amount of approximately $1,858,426 at July 31, 1998 and $1,801,249 at July 31, 1998.
     Included in other accrued liabilities is an additional allowance for contract adjustments relating to potential cost disallowances on amounts billed and collected of approximately $2,429,000 at October 31, 1998 and $2,283,000 at July 31, 1998.

3.   Earnings Per Share
     -------------------

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

     The computation of basic earnings per share reconciled to diluted earnings share follows:

                                            Three months ended
                                      ----------------------------
                                      October 31,      November 1,
                                         1998             1997
                                      -----------      -----------
     Income available to
       common stockholders              $203,296         $293,282

     Weighted-average
       shares outstanding              3,960,720        3,949,330

     Basic earnings per share              $0.05            $0.07

     Incremental shares from
       assumed conversions of
       stock options                       9,148            2,460

     Adjusted weighted-average
       shares outstanding              3,969,868        3,951,790

     Diluted earnings per share            $0.05            $0.07

     At October 31, 1998 there were 82,246 stock options outstanding with an exercise price ranging from $12.38 - $16.08 which were not included in the above calculation because to do so would have been antidilutive to the calculation. At November 1, 1998 there were 126,165 stock options outstanding with an exercise price ranging from $9.00 - $16.08 which were not included.

PART I - ITEM 2
---------------

Management's Discussion and Analysis of Financial Condition and
Results of Operations

Financial Condition
-------------------

As of October 31, 1998, the Company's working capital balance of $30.3 million was unchanged since the reporting period ending July 31, 1998. Accounts payable decreased $1.6 million primarily due to the timing of payments and the payment of a few significant subcontractor invoices subsequent to July 31, 1998. Accrued payroll increased $1.1 million mainly as a result of the timing of payments. Cash and cash equivalents decreased $1.0 million due principally to a $.7 million increase in net contract receivables.

The Company maintains an unsecured line of credit of $10.0 million with a bank at the prevailing prime rate. There are no borrowings outstanding under this line of credit at October 31, 1998 and none were required during the first quarter of fiscal year 1999. The Company has historically financed its activities through cash flows from operations. Internally generated funds have been adequate to support the demands for working capital, the purchase of new fixed assets and investment securities and the payment of dividends. There are no significant working capital requirements pending at October 31, 1998. The Company's existing cash along with that generated by future operations and the existing credit line is expected to be sufficient to meet the Company's needs for the foreseeable future.

Results of Operations
---------------------

Net revenues for the first quarter of fiscal year 1999 were $15.2 million, down from the $15.9 million reported in the first quarter of the prior year. The decrease in net revenues was due primarily to a decrease in sales recognized from the Company's United States Department of Defense
(DOD) agency clients. The Company did, however, realize increased net revenues in the first quarter of fiscal year 1999 versus the same period last year from its five regional Superfund Technical Assistance Teams (START) contracts with United States Environmental Protection Agency (EPA), international clients and private domestic customers. However, the first quarter increase in these net revenues could not offset the aforementioned decline in DOD net sales.

Net income for the first quarter of fiscal year 1999 was $203,000, or $.05 per share, down from the $293,000, or $.07 per share, recorded in the same period of the prior year. The decrease in earnings was due primarily to the decrease in DOD net sales. Also, during the first quarter of this year the Company incurred an operating loss in its Analytical Services Center (ASC) which was a major factor for the lower earnings in the quarter.

Year 2000 Compliance
--------------------

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

The Company has completed its companywide assessment of operating and information systems which are sensitive to a potential Year 2000 problem. Most of the systems currently in use were found to be compliant. The Company's internal financial systems software and its sample tracking software utilized at its Analytical Services Center are not Year 2000 compliant and are currently being replaced. The financial systems software has been upgraded and implemented effective August 1, 1998 while the alternative packages of the new compliant sample tracking software are currently being evaluated and scheduled to be upgraded and replace by June 1999.

The cost of the Company's Year 2000 compliance upgrade is being funded from current operations and is not expected to have a material adverse effect on the Company's business, financial position or results of operations. The Company estimates the total cost of the upgrade to be between $500,000 -$700,000. Although the Company does not account for internal costs for Year 2000 compliance, the estimate includes $150,000 - $200,000 as an estimate of internal labor costs in the information systems group. Total estimated expenditures to date are approximately $400,000. The fact that the Company offers labor oriented services minimizes its risk associated with potential Year 2000 problems from its suppliers. The Company maintains a broad base of vendors and suppliers and believes there is little risk to its ongoing operations from Year 2000 problems by its outside vendors.

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

Portions of the narrative set forth in this Financial Condition and and Results of Operations, which are not historical in nature, are forward looking statements, based upon current expectations, all of which are subject to risk and uncertainties, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company does not assume the obligation to update any forward looking statements, whether as a result of new information, future events or otherwise.

PART II - OTHER INFORMATION
---------------------------



                               SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ECOLOGY AND ENVIRONMENT, INC.



Date:  December 15, 1998             By:   /s/ Ronald L. Frank
                                         -------------------------
                                          Ronald L. Frank
                                          Executive Vice President
                                          Chief Financial Officer
                                          (Principal Financial
                                           Accounting Officer)