Form 10-Q
period 1999-01-30
ECOLOGY & ENVIRONMENT INC
filed 1999-03-11
CIK 809933

Page 1 of 12


                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                    FORM 10-Q
                    Quarterly Report Under Section 13 or 15(d)
                      of the Securities Exchange Act in 1934


  For Quarter Ended January 30, 1999                 Commission File #1-9065


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


  At March 1, 1999, 2,191,742 shares of Registrant's Class A Common Stock (par value $.01) and 1,768,728 shares of Class B Common Stock (par value $.01 were outstanding.

Page 2 of 12

                        Ecology and Environment, Inc.
                         Consolidated Balance Sheet
                                                   January 30, 1999
					             (Unaudited)         July 31, 1998
      						   ----------------      -------------
Assets
------

Current assets:
     Cash and cash equivalents			     $ 4,601,679          $ 6,627,164
     Investment securities available for sale          7,890,841            7,773,585
     Contract receivables, net	                      22,481,264           21,480,584
     Deferred income taxes			       1,958,048            1,976,922
     Income taxes receivable                             406,230              356,641
     Other current assets                                498,004              855,109
                                                     ------------         ------------
        Total current assets                          37,836,066           39,070,005

Property, building and equipment, net                 12,560,048           12,856,938
Deferred income taxes	                                 268,728              268,728
Other assets                                             917,448              880,464
	                                             ------------         ------------
    	Total assets				     $51,582,290          $53,076,135
                                                     ============         ============

Liabilities and Shareholders' Equity
------------------------------------

Current liabilities:
     Accounts payable                                $ 1,733,789          $ 3,253,204
     Accrued payroll costs                             3,191,671            3,175,498
     Other accrued liabilities                         2,974,231            2,594,419
                                                     ------------         ------------
	Total current liabilities                      7,899,691            9,023,121

Long-term debt                                           534,346              553,125

Shareholders' equity:
     Preferred stock, par value $.01 per share
        authorized - 2,000,000 shares; no shares
        issued                                             ---                   ---
     Class A common stock, par value $.01 per
        share; authorized - 6,000,000 shares;
        issued - 2,372,002 and 2,364,302 shares           23,720               23,643
     Class B common stock, par value $.01 per
        share; authorized - 10,000,000 shares
        issued - 1,798,287 and 1,805,987 shares           17,979               18,056
     Capital in excess of par value                   17,591,436           17,591,436
     Retained earnings                                27,073,024           27,424,660
     Teasury stock - Class A Common, 183,560 and
        194,400 shares; Class B common, 26,259
        shares, at cost                               (1,557,906)          (1,557,906)
                                                     ------------         ------------
	Total shareholders' equity                    43,148,253           43,499,889
                                                     ------------         ------------

 	Total liabilities and shareholders' equity   $51,582,290          $53,076,135
                                                     ============         ============

The accompanying notes are an integral part of these financial statements.

Page 3 of 12

                                        Ecology and Environment, Inc.
                                       Consolidate Statement of Income
                                                (Unaudited)
                                                     Three months ended               Six months ended
				          	 ---------------------------    ---------------------------
                                                  January 30,    January 31,     January 30,    January 31,
	  				             1999           1998            1999           1998
						 ------------   ------------    ------------   ------------
Gross revenues                                   $17,992,287    $16,422,674     $34,919,617    $35,796,026
Less:  direct subcontract costs		           2,889,184      2,280,591       4,579,856      5,754,881
                                                 ------------   ------------    ------------   ------------

Net revenues       				  15,103,103     14,142,083      30,339,761     30,041,145

Operating costs and expenses:
     Cost of professional services and
        other direct operating expenses	           8,949,988      8,363,654      17,818,021     17,845,842
     Administrative and indirect operating
	expenses                                   4,008,992      3,690,334       7,944,120      7,513,026
     Marketing and related costs                   1,821,634      1,886,329       3,697,311      3,783,552
     Depreciation                                    310,799        337,778         649,537        692,387
                                                 ------------   ------------    ------------   ------------

Total operating costs & expenses                  15,091,413     14,278,095      30,108,989     29,834,807
                                                 ------------   ------------    ------------   ------------

Income (loss) from operations 			      11,690       (136,012)        230,772        206,338
Interest (expense)     			             (13,378)       (14,428)        (31,765)       (29,326)
Interest income               			     182,631        160,173         351,452        320,669
Net foreign currency exchange gain (loss)           (145,461)         ---          (145,461)         ---
                                                 ------------   ------------    ------------   ------------
Income before income taxes                            35,482          9,733         404,998        497,681

Income tax provision (benefit):
     Federal                                         (58,954)       (46,117)         50,531        150,749
     State                                            39,841         (8,316)         60,810         53,334
     Deferred                                        (13,142)         8,331          22,624        (55,519)
                                                 ------------   ------------    ------------   ------------
                                                     (32,255)       (46,102)        133,965        148,564
                                                 ------------   ------------    ------------   ------------

Net income                                           $67,737        $55,835        $271,033       $349,117
                                                 ============   ============    ============   ============

Net income per common share:  Basic and Diluted        $0.02          $0.02           $0.07          $0.09
                                                 ============   ============    ============   ============

Weighted average common shares outstanding:
     Basic                                         3,960,720      3,949,330       3,960,720      3,949,330
                                                 ============   ============    ============   ============

     Diluted                                       3,969,151      3,964,888       3,969,510      3,961,435
                                                 ============   ============    ============   ============

The accompanying notes are an integral part of these financial statements.

Page 4 of 12

                          Ecology and Environment, Inc.
                       Consolidated Statement of Cash Flows
                                    (Unaudited)
                                                              Six months ended
							------------------------------
                                                         January 30,       January 31,
	     					            1999              1998
						        ------------      ------------
Cash flows from operating activities:
     Net income         				 $  271,033         $  349,117
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
     Depreciation                                           649,537            692,387
     Provision for contract adjustments                      21,250            192,000
     (Increase) decrease in:
        - contracts receivable, net                      (1,021,930)         4,757,078
        - other current assets                              326,390           (374,291)
     Increase (decrease ) in:
	- accounts payable                               (1,519,415)        (1,190,621)
	- accrued payroll costs                              16,173           (568,630)
	- other accrued liabilities                         379,812            141,885
	- income taxes payable                                ---             (184,583)
     Other, net                                             (23,697)           (19,674)
                                                         -----------        -----------

     Net cash provided by (used in) operating activities   (900,847)         3,794,668
                                                         -----------        -----------

Cash flows used in investing activities:
     Purchase of property, building and equipment, net     (341,641)          (828,714)
     Purchase of investment securities                     (117,256)          (469,785)
     Investment in subsidiaries                               7,314              ---
     Investment in China joint ventures                     (20,601)             ---
                                                         -----------        -----------

     Net cash used in investing activities                 (472,184)        (1,298,499)
                                                         -----------        -----------

Cash flows used in financing activities:
     Dividends Paid                                        (633,675)          (631,892)
     Repayment of long-term debt                            (18,779)           (35,416)
                                                         -----------        -----------

     Net cash used in financing activities                 (652,454)          (667,308)
                                                         -----------        -----------

Net increase (decrease) in cash and cash equivalents     (2,025,485)         1,828,861
Cash and cash equivalents at beginning of period          6,627,164          3,714,898
                                                         -----------        -----------

Cash and cash equivalents at end of period               $4,601,679         $5,543,759
                                                         ===========        ===========

The accompanying notes are an integral part of these financial statements.

                        ECOLOGY AND ENVIRONMENT, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  1.   Summary of significant accounting principles

       a.  Consolidation
           -------------
       The consolidated financial statements include the accounts of Ecology and Environment, Inc. (the Company) and its wholly-owned subsidiaries. Also reflected in the financial statements is the Company's 66-2/3% ownership in the assets of a nonoperating subsidiary, Ecology and Environment of Saudi Arabia Ltd. (EESAL), and a 50% ownership in two Chinese operating joint ventures, Beijing Yi Yi Ecology and Engineering Co. Ltd. and The Tianjin Green Engineering Company. These joint ventures are accounted for under the equity method. All significant intercompany transactions and balances have been eliminated. The consolidated balance sheet at January 30, 1999 and the accompanying consolidated statements of income and of cash flows are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. The accompanying financial statements should be reviewed in conjunction with the Company's fiscal year ended July 31, 1998 audited financial statements.

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

  2.   Contract Receivables, Net
       -------------------------

       Contract receivables are comprised of:

                                             January 30,      July 31,
                                                1999            1998
                                            ------------    ------------
       United States government
          Billed                            $ 4,590,839     $ 6,368,873
          Unbilled                            4,809,782       6,597,802
                                            ------------    ------------
                                              9,400,621      12,966,675
                                            ------------    ------------
       Industrial customers and state
       and municipal governments
          Billed                              6,992,184       5,490,908
          Unbilled                            6,800,708       3,959,750
                                            ------------    ------------
                                             13,792,892       9,450,658
                                            ------------    ------------
       Less allowance for contract
       adjustments                             (712,249)       (936,749)
                                            ------------    ------------

                                            $22,481,264     $21,480,584
                                            ============    ============

       United States government receivables arise from long-term U.S. government prime contracts and subcontracts. Unbilled receivables result from revenues which have been earned, but are not billed as of period-end. The above unbilled balances are comprised of incurred costs plus fees not yet processed and billed; and differences between year-to-date provisional billings and year-to-date actual contract costs incurred and fees earned of $704,000 at January 30, 1999, and $0 at July 31, 1998. Management anticipates that the January 30, 1999 unbilled receivables will be substantially billed and collected in fiscal year 1999. Within the above billed balances are contractual retainages in the amount of approximately $2,020,017 at January 30, 1999 and $1,801,249 at
       July 31, 1998. Included in other accrued liabilities is an additional allowance for contract adjustments relating to potential cost disallowances on amounts billed and collected of approximately $2,529,000 at January 30, 1999 and $2,283,000 at July 31, 1998.

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

       The computation of basic and diluted earnings per share follow:

                                  Three months ended      Six months ended
                                  --------------------    ------------------
                                   Jan. 30,   Jan. 31,    Jan. 30,   Jan. 31,
                                    1999       1998        1999       1998
                                  ---------  ---------    --------- ---------

       Income available to
          Common stockholders       $67,737    $55,835    $271,033   $349,117

       Weighted-average
         Shares outstanding       3,960,720  3,949,330   3,960,720  3,949,330


       Basic earnings per share       $0.02      $0.02       $0.07      $0.09

       Incremental shares from
         assumed conversions of
         stock options                8,431     15,558       8,790     12,105

       Adjusted weighted-average
          Shares outstanding      3,969,151  3,964,888   3,969,510  3,961,435

       Diluted earnings per share     $0.02      $0.02       $0.07      $0.09

       At January 30, 1999 there were 82,246 stock options outstanding with an exercise price ranging from $12.38 - $16.08 which were not included in the above calculation because to do so would have been antidilutive to the calculation. At January 31, 1998 there were 90,853 stock options outstanding with an exercise price ranging from $12.38 - $16.08 which were not included.

  PART I - ITEM 2
  ---------------

  Management's Discussion and Analysis of Financial Condition and Results of Operations

  Financial Condition
  -------------------
  As of January 30, 1999, the Company's working capital balance of $29.9 million was unchanged since the reporting period ending July 31, 1998. Cash and cash equivalents decreased $2.0 million due to a $1.5 million decrease in accounts payable, a $1.0 million increase in net contract receivables and cash expenditures for investing and financing activities. These cash outlays were partially offset by cash generated from operations. The aforementioned decrease in accounts payable was primarily due to the timing of payments and the payment of a few significant subcontractor invoices subsequent to July 31, 1998.

  The Company maintains an unsecured line of credit of $10.0 million with a bank at the prevailing prime rate. There are no borrowings outstanding under this line of credit at January 30, 1999 and none were required during the first half of fiscal year 1999. The Company has historically financed its activities through cash flows from operations. Internally generated funds have been adequate to support the demands for working capital, the purchase of new fixed assets and investment securities and the payment of dividends. There are no significant working capital requirements pending at January 30, 1999. The Company's existing cash along with that generated by future operations and the existing credit line is expected to be sufficient to meet the Company's needs for the foreseeable future.

  Results of Operations
  ---------------------
  Net revenues for the second quarter of fiscal year 1999 were $15.1 million, up approximately 7% from the $14.1 million reported in the second quarter of the prior year. The increase in net revenues was due primarily to an increase in sales recognized from the Company's five regional United States Superfund Technical Assistance and Response Teams (START) contracts with the United States Environmental Protection Agency (EPA). Revenues generated from the remainder of the Company's consulting business were steady.

  Net income for the second quarter of fiscal year 1999 was $68,000, or $.02 per share, up slightly from the $56,000, or $.02 per share, recorded in the same period of the prior year. The slight increase in earnings was due primarily to the increase in the Company's START contracts net revenues. However, much of this positive effect on net income was offset by continuing operating losses suffered by the Company's Analytical Services Center (ASC). The Company has instituted corrective measures, including a new laboratory information system, designed to improve efficiencies in the ASC. The improvements will be in place by June 1999. Also, relating to its consulting business, during the second quarter of fiscal year 1999 the Company incurred $145,000 of foreign currency exchange losses due to foreign currency devaluations in several overseas markets where E & E has consulting contracts.

  Overall net revenues for the six month's ending January 30, 1999 were $30.3 million, up slightly from the $30.0 million recorded in the first half of fiscal year 1998. Net income for the current six month period was

  $271,000, or $.07 per share, down from the $349,000, or $.09 per share, recognized in the fist six months of the previous year. Net income for the first half of fiscal year 1999 was adversely affected by the aforementioned foreign currency exchange losses and increased operating losses in the ASC.

  Year 2000 Compliance
  --------------------
  Many currently installed computer systems are not capable of distinguishing 21st century dates from 20th century dates. As a result, in less than one year, computer systems and/or software used by many companies in a wide variety of applications will experience operating difficulties unless they are modified or upgraded to adequately process information involving, related to or dependent upon the century change.

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

  The cost of the Company's Year 2000 compliance upgrade is being funded from current operations and is not expected to have a materially adverse effect on the Company's business, financial position or results of operations. The Company estimates the total cost of the upgrade to be between $500,000 - $700,000. Although the Company does not account for internal costs for Year 2000 compliance, the estimate includes $150,000 - $200,000 as an estimate of internal labor costs in the information systems group. Total estimated expenditures to date are approximately $400,000. The fact that the Company offers labor oriented services minimizes its risk associated with potential Year 2000 problems from its suppliers. The Company maintains a broad base of vendors and suppliers and believes there is little risk to its ongoing operations from Year 2000 problems by its outside vendors.

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

  PART II - OTHER INFORMATION
  ---------------------------

  Item 1, Legal Proceedings.
  --------------------------

       The Registrant has previously reported information for Item 1 that is required to be presented in Item 3 of its Annual Report on Form 10-K for its fiscal year ended July 31, 1998 which is incorporated herein by reference.

  Item 2, Changes in Securities.
  ------------------------------

       (a) Not Applicable.

       (b) Not Applicable.

  Item 2, Defaults Upon Senior Securities.
  ----------------------------------------

       The Registrant has no information for Item 3 that is required to be presented.

  Item 4, Submission of Matters to a Vote of Security Holders.
  ------------------------------------------------------------

       (a) The Annual Meeting of Shareholders of the Registrant was held on January 14, 1999.

       (b) At such meeting, the following persons were elected as directors by the holders of Class A Common Stock: Brent D. Baird and Ross M. Celino; and the following directors by the holders of Class B Common Stock:
  Gerhard J. Neumaier, Ronald L. Frank, Frank B. Silvestro, Gerald A. Strobel, Gerard A. Gallagher, Jr. and Harvey J. Gross.

       (c) A proposal appointing the accounting firm of PricewaterhouseCoopers LLP as the Registrant's independent public accountant for its fiscal year ending July 31, 1999 was approved by the Registrant's shareholders in the following manner: (i) the holders of Class A common Stock voted as follows:
  201,868.9 votes were cast in favor, 169.6 votes were cast against this proposal and 295.1 votes abstained (representing 2,018,689 shares, and 1,696 shares and 2,951 shares voted respectively, each share of Class A Common Stock being entitled to 1/10 of 1 vote per share for this proposal); and (ii) the holders of Class B Common Stock voted as follows: 1,442,642 votes were cast in favor, 118,000 votes cast against this proposal and 727 votes abstained (each share of Class B Common Stock being entitled to one vote per share for this proposal).

       (d) Not Applicable.

  Item 5, Other Information
  -------------------------

       The Registrant has no information for Item 5 required to be presented.

 Item 6, Exhibits and Reports on Form 8-K
  -------------------------------------------

       (a) Not Applicable

       (b) Not Applicable


                                 SIGNATURE


  Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            ECOLOGY AND ENVIRONMENT, INC.



  Date: March 11, 1999                  By: /s/ Ronald L. Frank
                                            ------------------------------
                                            Ronald L. Frank
                                            Executive Vice President
                                            Chief Financial Officer
                                            (Principal Financial
                                             Accounting Officer)