Form 10-Q
period 1999-05-01
ECOLOGY & ENVIRONMENT INC
filed 1999-06-15
CIK 809933

Page 1 of 12


                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q
                      Quarterly Report Under Section 13 or 15(d)
                        of the Securities Exchange Act in 1934


  For Quarter Ended May 1, 1999                 Commission File #1-9065


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


  At May 1, 1999, 2,199,542 shares of Registrant's Class A Common Stock (par value $.01) and 1,768,728 shares of Class B Common Stock (par value $.01 were outstanding.

Page 2 of 12

                        Ecology and Environment, Inc.
                         Consolidated Balance Sheet
                                                      May 1, 1999
					                        (Unaudited)        July 31, 1998
      						           -------------       -------------
Assets
------
Current assets:
     Cash and cash equivalents			     $ 3,929,573          $ 6,627,164
     Investment securities available for sale          7,881,205            7,773,585
     Contract receivables, net	                  25,052,873           21,480,584
     Deferred income taxes			             1,995,978            1,976,922
     Income taxes receivable                             509,885              356,641
     Other current assets                                593,004              855,109
                                                     ------------         ------------
        Total current assets                          39,962,518           39,070,005

Property, building and equipment, net                 12,444,060           12,856,938
Deferred income taxes	                                 268,728              268,728
Other assets                                             926,409              880,464
	                                               ------------         ------------
    	Total assets				           $53,601,715          $53,076,135
                                                     ============         ============

Liabilities and Shareholders' Equity
------------------------------------

Current liabilities:
     Accounts payable                                $ 2,466,825          $ 3,253,204
     Accrued payroll costs                             4,119,243            3,175,498
     Other accrued liabilities                         3,334,815            2,594,419
                                                     ------------         ------------
	Total current liabilities                        9,920,883            9,023,121

Long-term debt                                           525,000              553,125

Shareholders' equity:
     Preferred stock, par value $.01 per share
        authorized - 2,000,000 shares; no shares
        issued                                             ---                   ---
     Class A common stock, par value $.01 per
        share; authorized - 6,000,000 shares;
        issued - 2,384,052 and 2,364,302 shares           23,761               23,643
     Class B common stock, par value $.01 per
        share; authorized - 10,000,000 shares
        issued - 1,794,987 and 1,805,987 shares           17,937               18,056
     Capital in excess of par value                   17,591,436           17,591,436
     Retained earnings                                27,085,854           27,424,660
     Treasury stock - Class A common, 184,510 and
        194,400 shares; Class B common, 26,259
        shares, at cost                               (1,563,156)          (1,557,906)
                                                     ------------         ------------

	Total shareholders' equity                      43,155,832           43,499,889
                                                     ------------         ------------

 	Total liabilities and shareholders' equity     $53,601,715          $53,076,135
                                                     ============         ============

The accompanying notes are an integral part of these financial statements.

Page 3 of 12

                                        Ecology and Environment, Inc.
                                       Consolidate Statement of Income
                                                (Unaudited)
                                                Three months ended         Nine months ended
				                    -------------------------- -------------------------
                                               May 1,       May 2,        May 1,       May 2,
	  				                  1999         1998          1999         1998
                                            ------------ ------------ ------------- -----------
Gross revenues                              $20,802,482  $20,358,743   $55,722,099  $56,154,769
Less:  direct subcontract costs	          4,013,257    4,703,409     8,593,113   10,458,290
                                            ------------ ------------  ------------ ------------

Net revenues       		               16,789,225   15,655,334    47,128,986   45,696,479

Operating costs and expenses:
     Cost of professional services and
        other direct operating expenses       9,809,164    9,331,821    27,627,185   27,177,663
     Administrative and indirect
        operating expenses                    4,567,092    3,959,227    12,511,212   11,472,253
     Marketing and related costs              2,194,018    1,983,972     5,891,329    5,767,524
     Depreciation                               381,105      355,950     1,030,642    1,048,337
                                            ------------ ------------  ------------ ------------

Total operating costs & expenses             16,951,379   15,630,970    47,060,368   45,465,777
                                            ------------ ------------  ------------ ------------

Income (loss) from operations                  (162,154)      24,364        68,618      230,702
Interest (expense)                              (22,957)     (34,049)      (54,722)     (63,375)
Interest income               	            149,887      174,489       501,339      495,158
Net foreign currency exchange gain (loss)       (12,080)       ---        (157,541)       ---
                                            ------------ ------------  ------------ ------------

Income before income taxes                      (47,304)     164,804       357,694      662,485

Income tax provision (benefit):
     Federal                                    (15,598)      55,151        34,933      205,900
     State                                      (37,928)      20,515        22,882       73,849
     Deferred                                    (6,608)     (38,880)       16,016      (94,399)
                                            ------------ ------------  ------------ ------------

                                                (60,134)      36,786        73,831      185,350
                                            ------------ ------------  ------------ ------------

Net income                                      $12,830     $128,018      $283,863     $477,135
                                            ============ ============  ============ ============

Net income per common share:
     Basic and Diluted                           $0.003        $0.03         $0.07        $0.12
                                            ============ ============  ============ ============

Weighted average common shares outstanding:
     Basic                                    3,964,370    3,949,330     3,963,070    3,949,330
                                            ============ ============  ============ ============

     Diluted                                  3,969,848    3,962,631     3,970,756    3,961,840
                                            ============ ============  ============ ============

The accompanying notes are an integral part of these financial statements.

Page 4 of 12

                          Ecology and Environment, Inc.
                       Consolidated Statement of Cash Flows
                                    (Unaudited)
                                                                 Nine months ended
							                 -----------------------------
                                                              May 1,           May 2,
	     					                           1999             1998
						                       ------------     ------------
Cash flows from operating activities:
     Net income         		          		     $   283,863      $   477,135
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
     Depreciation                                            1,030,642        1,048,337
     Interest earned on available for sale securities         (169,652)        (124,595)
     Provision for contract adjustments                          9,200          390,200
     (Increase) decrease in:
        - contracts receivable, net                         (3,581,489)       3,832,590
        - other current assets                                 262,105         (356,923)
        - income taxes receivable                             (172,300)           ---
     Increase (decrease ) in:
	- accounts payable                                      (786,379)        (563,599)
	- accrued payroll costs                                  973,745         (244,875)
	- other accrued liabilities                              740,396          132,351
	- income taxes payable                                     ---           (184,583)
     Other, net                                                (34,938)         (93,818)
                                                            -----------      -----------

     Net cash provided by (used in) operating activities    (1,474,807)       4,312,220
                                                            -----------      -----------

Cash flows used in investing activities:
     Purchase of property, building and equipment, net        (617,765)        (995,482)
     Payment for the purchase of bond                         (500,658)      (1,500,000)
     Proceeds from maturity of notes                           562,689        1,111,456
                                                            -----------      -----------

     Net cash used in investing activities                    (555,734)      (1,384,026)
                                                            -----------      -----------

Cash flows used in financing activities:
     Dividends Paid                                           (633,675)        (631,892)
     Purchase of Treasury Stock                                 (5,250)           ---
     Repayment of long-term debt                               (28,125)         (44,791)
                                                            -----------      -----------

     Net cash used in financing activities                    (667,050)        (676,683)
                                                            -----------      -----------

Net increase (decrease) in cash and cash equivalents        (2,697,591)       2,251,511
Cash and cash equivalents at beginning of period             6,627,164        3,714,898
                                                            -----------      -----------

Cash and cash equivalents at end of period                  $3,929,573       $5,966,409
                                                            ===========      ===========

The accompanying notes are an integral part of these financial statements.


Page 5 of 12
                          ECOLOGY AND ENVIRONMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    1.   Summary of significant accounting principles

         a.  Consolidation
             -------------
         The consolidated financial statements include the accounts of Ecology and Environment, Inc. (the Company) and its wholly-owned subsidiaries. Also reflected in the financial statements is the Company's 66-2/3% ownership in the assets of a nonoperating subsidiary, Ecology and Environment of Saudi Arabia Ltd. (EESAL), and a 50% ownership in two Chinese operating joint ventures, Beijing Yi Yi Ecology and Engineering Co. Ltd. and The Tianjin Green Engineering Company. These joint ventures are accounted for under the equity method. All significant intercompany transactions and balances have been eliminated. The consolidated balance sheet at May 1, 1999 and the accompanying consolidated statements of income and of cash flows are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. The accompanying financial statements should be reviewed in conjunction with the Company's fiscal year ended July 31, 1998 audited financial statements.

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

         c.  Revenue Recognition
             -------------------
         Substantial amounts of the Company's revenues are derived from cost-plus-fixed fee contracts using the percentage of completion method based on costs incurred plus the fee earned. Provisions for estimated contract adjustments relating to cost based contracts have been deducted from gross revenues in the accompanying consolidated statement of income. Such adjustments typically arise as a result of interpretations of cost allowability under cost based contracts. Revenues related to long-term government contracts are subject to audit by an agency of the United States government. Government audits have been completed through fiscal year 1989 and are currently in process for fiscal years 1990 through 1994. The majority of the balance in the allowance for contract adjustments accounts represents a reserve against possible adjustments for fiscal years 1990 through 1999.

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

    2.   Contract Receivables, Net
         -------------------------

         Contract receivables are comprised of:

                                                  May 1,        July 31,
                                                   1999           1998
                                              ------------    ------------
         United States government
            Billed                            $ 4,750,179     $ 6,368,873
            Unbilled                            5,279,739       6,597,802
                                              ------------    ------------
                                               10,029,918      12,966,675
                                              ------------    ------------
         Industrial customers and state
         and municipal governments
            Billed                              9,407,438       5,490,908
            Unbilled                            6,270,466       3,959,750
                                              ------------    ------------
                                               15,677,904       9,450,658
                                              ------------    ------------
         Less allowance for contract
         adjustments                             (654,949)       (936,749)
                                              ------------    ------------

                                              $25,052,873     $21,480,584
                                              ============    ============

         United States government receivables arise from long-term U.S. government prime contracts and subcontracts. Unbilled receivables result from revenues which have been earned, but are not billed as of period-end. The above unbilled balances are comprised of incurred costs plus fees not yet processed and billed; and differences between year-to-date provisional billings and year-to-date actual contract costs incurred and fees earned of $733,000 at May 1, 1999, and $0 at July 31, 1998. Management
         anticipates that the May 1, 1999 unbilled receivables will be substantially billed and collected in fiscal year 1999. Within the above billed balances are contractual retainages in the amount of approximately $1,930,817 at May 1, 1999 and $1,801,249 at
         July 31, 1998. Included in other accrued liabilities is an additional allowance for contract adjustments relating to potential cost disallowances on government contracts on amounts billed and collected of approximately $2,529,000 at May 1, 1999 and $2,283,000 at July 31, 1998.

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

         The computation of basic and diluted earnings per share follow:

                                     Three months ended     Nine months ended
                                    --------------------    ------------------
                                      May 1,     May 2,      May 1,     May 2,
                                      1999       1998        1999       1998
                                    ---------  ---------    --------- ---------

         Income available to
            Common stockholders       $12,830   $128,018    $283,863   $477,135

         Weighted-average
           Shares outstanding       3,964,370  3,949,330   3,963,070  3,949,330

         Basic earnings per share      $0.003      $0.03       $0.07      $0.12

         Incremental shares from
           assumed conversions of
           stock options                5,478     13,301       7,686     12,510

         Adjusted weighted-average
            Shares outstanding      3,969,848  3,962,631   3,970,756  3,961,840

         Diluted earnings per share    $0.003      $0.03       $0.07      $0.12

       At May 1, 1999, there were 94,546 stock options outstanding with an exercise price ranging from $9.00 - $16.08 which were not included in the above calculation because to do so would have been antidilutive to the calculation. At May 2, 1998, there were 90,853 stock options outstanding with an exercise price ranging from $12.38 - $16.08 which were also not included for the same reason.

  PART I - ITEM 2
  ---------------

  Management's Discussion and Analysis of Financial Condition and Results of Operations

  Financial Condition
  -------------------
  As of May 1, 1999, the Company's working capital balance of $30.0 million was unchanged since the reporting period ending July 31, 1998. Cash and cash equivalents decreased $2.6 million due to a $3.2 million increase in accounts receivable offset by a $.5 million increase in current liabilities. The aforementioned increase in accounts receivable was primarily due to increased revenues.

  The Company maintains an unsecured line of credit of $10.0 million with a bank at the prevailing prime rate. There are no borrowings outstanding under this line of credit at May 1, 1999 and none were required during fiscal year 1999. The Company has historically financed its activities through cash flows from operations. Internally generated funds have been adequate to support the demands for working capital, the purchase of new fixed assets and investment securities and the payment of dividends. There are no significant working capital requirements pending at May 1, 1999.
  The Company's existing cash along with that generated by future operations and the existing credit line is expected to be sufficient to meet the Company's needs for the foreseeable future.

  Results of Operations
  ---------------------
  Net revenues for the third quarter of fiscal year 1999 were $16.8 million, up approximately 7% from the $15.7 million reported in the third quarter of the prior year. The increase in net revenues was due primarily to a 28% increase in sales recognized from the Company's five regional United States Superfund Technical Assistance and Response Teams (START) contracts with the United States Environmental Protection Agency (EPA).

  Net income for the third quarter of fiscal year 1999 was $13,000, or $.003 per share, down from the $128,000, or $.03 per share, recorded in the same period of the prior year. The decrease in earnings was due to continuing operating losses suffered by the Company's Analytical Services Center
  (ASC). The Company has instituted corrective measures, including a new laboratory information system, designed to improve efficiencies in the ASC. The improvements will be in place by Summer 1999. Also, reduced revenues in the remainder of the Company's consulting business resulted in reduced margins.

  Overall net revenues for the nine month's ending May 1, 1999 were $47.1 million, up from the $45.7 million recorded in the same period of fiscal year 1998. Net income for the current nine month period was $284,000, or $.07 per share, down from the $477,000, or $.12 per share, recognized in the first nine months of the previous year. Net income year to date has been adversely affected by the reduced consulting revenues and increased operating losses in the ASC.

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

  Overall net revenues for the nine months ending May 2, 1998 were $45.7 million, up 7% from the $42.8 million recorded in the first nine months of fiscal year 1997. Net income for the current nine month period was $477,000, or $.12 per share, up from the $34,000, or $.01 per share, recognized in the first nine months of the previous year.

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

  The Company has completed its companywide assessment of operating and information systems which are sensitive to a potential Year 2000 problem. Most of the systems currently in use were found to be compliant. The Company's internal financial systems software and its sample tracking software utilized at its Analytical Services Center are not Year 2000 compliant and are currently being replaced. The financial systems software has been upgraded and implemented effective August 1, 1998 while the alternative packages of the new compliant sample tracking software are currently being evaluated and scheduled to be upgraded and replaced by June 1999. There are no other significant IT and non-IT systems affected by this issue.

  The cost of the Company's Year 2000 compliance upgrade is being funded from current operations and is not expected to have a materially adverse effect on the Company's business, financial position or results of operations.
  The Company estimates the total cost of the upgrade to be between $500,000
  - $700,000. Although the Company does not account for internal costs for Year 2000 compliance, the estimate includes $150,000 - $200,000 as an estimate of internal labor costs in the information systems group. Total estimated expenditures to date are approximately $500,000. The fact that the Company offers labor oriented services minimizes its risk associated with potential Year 2000 problems from its suppliers. The Company maintains a broad base of vendors and suppliers for subcontracts, equipment and supplies and believes there is little risk to its ongoing operations from Year 2000 problems by its outside vendors.

  There can be no guarantee that the Company's customers, particularly the U.S. Government, will successfully complete a Year 2000 upgrade on a timely basis. Because a majority of the Company's business is contracted with a broad range of federal government agencies, a failure by any one of the U.S. Government agencies to achieve Year 2000 compliance would probably not result in significant adverse effects on the Company's future business, financial operations and results of operations. The Company has determined through contacts at the Agency, that its largest customer, the U.S. Environmental Protection Agency, has achieved Y2K compliance for all of its mission critical systems.

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


                                              ECOLOGY AND ENVIRONMENT, INC.



  Date: June 15, 1999                    By:  /s/ Ronald L. Frank
                                              ------------------------------
                                              Ronald L. Frank
                                              Executive Vice President
                                              Chief Financial Officer
                                              (Principal Financial
                                               Accounting Officer)