Form 10-K
period 1999-07-31
ECOLOGY & ENVIRONMENT INC
filed 1999-10-29
CIK 809933

Page 1 of 53
               SECURITIES & EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

                   -----------------------
                        F O R M  10-K
                   -----------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended July 31, 1999
                              or
[ ] TRANSITION REPORT REQUIRED PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _______________ to ______________.

Commission file number:    1-9065

                Ecology and Environment, Inc.
    (Exact name of registrant as specified in its charter)


        NEW YORK                                      16-0971022
-------------------------------                   -------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

368 Pleasant View Drive, Lancaster, New York      14086
--------------------------------------------   ----------
(Address of principal executive offices)       (Zip Code)

Registrant's telephone number including area code:  (716) 684-8060

Securities registered pursuant to Section 12(b) of the Act:


      Title of Each Class       Name of Exchange on Which Registered
      ------------------------  ------------------------------------
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

                                                       Yes  X    No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendments to this Form 10-K.
                                                                 ______
Exhibit Index on Page 43

Page 2 of 53

     As of September 30, 1999, 2,197,142 shares of the registrant's Class A Common Stock, $.01 par value (the "Class A Common Stock") were outstanding, and the aggregate market value (based on the closing price as quoted by the American Stock Exchange on September 30, 1999) of the Class A Common Stock held by nonaffiliates of the registrant was approximately $9,633,151. As of the same date, 1,768,728 shares of the registrant's Class B Common Stock, $.01 par value ("Class B Common Stock") were outstanding.



                      DOCUMENTS INCORPORATED BY REFERENCE


     Portions of the Registrant's Registration Statement on Form S-1, as amended by Amendment Nos. 1 and 2 (Registration No. 33-11543) as well as portions of the Company's Form 10-K for Fiscal Years ending July 31, 1988, 1990, 1994 and 1997 are incorporated by reference in Part IV of this Form 10-K.

Page 3 of 53
                           TABLE OF CONTENTS
                                INDEX

PART I
                                                                           Page
Item 1.  BUSINESS                                                            4

    General                                                                  4
    START Contracts                                                          4
    Task Order Contracts                                                     5
    Hazardous Material Services                                              5
    Environmental Consulting Services                                        5
    Analytical Laboratory Services                                           6
    Aquaculture                                                              7
    Regulatory Background                                                    7
    Potential Liability and Insurance                                        9
    Market and Customers                                                    10
    Backlog                                                                 10
    Competition                                                             10
    Employees                                                               10

Item 2.  PROPERTIES                                                         11

Item 3.  LEGAL PROCEEDINGS                                                  11

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                11

PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS                                        12

Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA                               13

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                14

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                        17

Item 9.  DISAGREEMENTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURES                                              37

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS
         OF THE REGISTRANT                                                  38

Item 11. EXECUTIVE COMPENSATION                                             39

Item 12. SECURITY OWNERSHIP OF CERTAIN
         BENEFICIAL OWNERS                                                  42

         SECURITY OWNERSHIP OF MANAGEMENT                                   43

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                     46

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENTS                                     47


Page 4 of 53
                                   PART I

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

    The total contract value of the five (5) START contracts, if the EPA exercises all options within each of them, is $216 million. The base value of the five (5) START contracts over five years is approximately $93.0 million. The Company, as of July 31, 1999, has realized total net revenues of approximately $90.8 million under these contracts. As of July 31, 1999 the EPA had exercised 93 options totaling approximately $22.2 million in net revenues under the START contracts. There are 463 remaining options that have not been exercised by the EPA as of July 31, 1999. The agency could exercise any number of these options before the contracts expire in December 2000.

     The START contracts each have a term of five (5) years. However, they contain termination provisions under which the EPA may, without penalty, terminate the contract upon written notice to the Company. In the event of termination, the Company would be paid only termination costs in accordance with the contract. The Company has never had a contract terminated by the EPA.

Task Order Contracts

   The Company has numerous task order contracts with state and federal governmental agencies which contain indefinite order quantities and/or option periods ranging from two to ten years. The maximum potential gross revenues included in these contracts is approximately $335.0 million.

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

   Environmental Assessments. In response to requirements of the National Environmental Policy Act (NEPA) and other state environmental laws, EEI has provided environmental evaluation services to both the government and the private sector for more than 27 years. As part of the environmental evaluation process, EEI assists clients in evaluating and developing methods to avoid or mitigate the potential environmental impacts of a proposed project and to help ensure that the project complies with regulatory requirements. EEI's services include air and water quality analysis, terrestrial and aquatic biological surveys, threatened and endangered species surveys and wetland delineations, social economic studies, transportation analyses and land use planning.

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

Aquaculture

     On July 30, 1999, the Company acquired 90% of the assets of an aquaculture shrimp facility in the province of Puntarenas on the Pacific coast of Costa Rica. The facility includes 400 hectares of land of which 193 hectares is shrimp aquaculture ponds. The Company plans to leverage its in-house expertise to take advantage of the demand for cash crops such as shrimp created as a result of the decline in worldwide fisheries.

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

     THE COMPREHENSIVE ENVIRONMENTAL RESPONSE, COMPENSATION, AND LIABILITY ACT OF 1980, AS AMENDED ("CERCLA", "Superfund" or the "Superfund Act"). CERCLA is a remedial statute which generally authorizes the Federal government to order responsible parties to study and clean up inactive hazardous substance disposal sites, or, to itself undertake and fund such activities. This legislation has four basic provisions: (i) creation of an information gathering and analysis program; (ii) grant of federal authority to respond to emergencies associated with contamination by hazardous substances, and to clean up sites contaminated with hazardous substances; (iii) imposition of joint, several, and strict liability on persons connected with the treatment or disposal of hazardous substances which results in a release or threatened release into the environment; and
(iv) creation of a Federally managed trust fund to pay for the clean up and restoration of sites contaminated with hazardous substances when voluntary clean-up by responsible parties cannot be accomplished. The President recently signed into law legislation transferring funds into the Hazardous Substances Superfund with disbursements available after September 1, 2000. This emphasizes the priority that the federal government has placed upon the future of the clean up of hazardous waste sites throughout the nation.

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

   THE NATIONAL ENVIRONMENTAL POLICY ACT ("NEPA"). NEPA generally requires that a detailed environmental impact statement ("EIS") be prepared for every major federal action significantly affecting the quality of the human environment. With limited exceptions, all federal agencies are subject to NEPA. Most states have EIS requirements similar to NEPA. The Company frequently engages in NEPA related projects (or state equivalent) for both public and private clients.

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

    SAFE DRINKING WATER AND CLEAN WATER ACTS. The SDWA of 1996 and recent regulatory changes under the Clean Water Act (CWA) work together in order to ensure that the public is provided with safe drinking and recreational waters by utilizing watershed approaches and applying similar principles (Total Maximum Daily Load, National Pollution Discharge Elimination System, Source Water Assessment Program, Storm Water Program). Thus, they supplement and help one another more effectively reach each others goals. Ecology and Environment, Inc. assists public and private clients in developing and establishing pollution prevention programs, assisting clients in monitoring ground, waste and stormwater systems, and help clients with water permitting and compliance issues.

    FOOD QUALITY PROTECTION ACT OF 1996. The Food Quality Protection Act of 1996 amended the Federal Insecticide, Fungicide, and Rodenticide Acts, and established new health based safety standards with respect to pesticide residues in and on foodstuffs. E & E, Inc. services in this area include the testing of food products, establishing methodologies for more effectively detecting residues, verifying legal uses of pesticides through food, water, or soil samples, and developing and determining the feasibility of alternatives to current agricultural practices that limit the use of pesticides.

   Other. The Company's operations are also influenced by other federal, state, and international laws and regulations protecting the environment. In the U.S. market, other regulatory rules and provisions that influence company operations, in addition to those discussed above, are the Atomic Energy Act (AEA), and the Oil Pollution Control Act (OPA). Examples of E & E, Inc. services provided as a result of these laws include the development of spill prevention control and emergency prevention procedures, as well as countermeasure plans for various facilities potentially affecting human health and the environment.

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

    Internationally, since many overseas markets remain "undeveloped" when compared with that of the U.S. and other Western countries, the Company's expanding operations in these markets are primarily influenced by environmental laws focusing on infrastructure, development, and planning related activities.

Potential Liability and Insurance

   The Company's contracts with the EPA require it to maintain certain insurance, including comprehensive general liability insurance for bodily injury, death or loss of or damage to property. In addition, many of the Company's other contracts require the Company to indemnify its clients for claims, damages or losses for personal injury or property damage relating to the Company's performance of its duties unless such injury or damage is the result of the client's negligence or willful acts. Currently, the Company is able to provide insurance coverage to meet the requirements of its contracts, however, certain pollution exclusions apply. Historically, the Company has been able to purchase an errors and omissions insurance policy that covers its environmental consulting services, including legal liability for pollution conditions resulting therefrom. The policy is a claims made policy, with limits of $10.0 million for each claim and $10.0 million in the aggregate with a $500,000 deductible for contracts entered into subsequent to November, 1994; for contracts entered into between February, 1990 and November, 1994, the limits are $2.0 million for each claim and $2 million in the aggregate with a $250,000 deductible. The Company's general liability insurance policy provides coverage in the amount of $3.0 million per occurrence and $3.0 million in the aggregate; an excess liability policy of $10.0 million is also maintained with respect to its general liability coverage. In addition, EEI has a special endorsement to its general liability insurance policy up to $3.0 million for damages to third parties for bodily injury or property damage resulting from sudden or accidental releases. Where possible, the Company requires that its clients cross-indemnify it for asserted claims. There can be no assurance, however, that any such agreement, together with the Company's general liability insurance and errors and omissions coverage will be sufficient to protect the Company against any asserted claim.

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

Backlog

     The Company's firm backlog of uncompleted projects and maximum potential gross revenues from indefinite task order contracts, at July 31, 1999 and 1998 were as follows:

                                                  (Millions of $)
                                          Fiscal Year       Fiscal Year
                                         Ended 7/31/99     Ended 7/31/98
                                         -------------     -------------

Total Firm Backlog                           $79.7             $103.4

Anticipated Completion of Firm
  Backlog in Next Twelve Months               50.5               53.8

Maximum Potential Gross Revenues
  from Task Order Contracts                  335.0              349.0

     The above figures include $86 million of potential revenue backlog attributable to the options under the START contracts. This backlog includes a substantial amount of work to be performed under contracts which contain termination provisions under which the contract can be terminated without penalty upon written notice to the Company. The likelihood of obtaining the full value of the task order contracts cannot be determined at this time.

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

Employees

     As of July 31, 1999, the Company had over 800 employees. The Company's ability to remain competitive will depend largely upon its ability to recruit and retain qualified personnel. None of the Company's employees is represented by a labor organization and employee relations are good.

Item 2. PROPERTIES

     The Company's headquarters (60,000 square feet) is located in Lancaster, New York, a suburb of Buffalo. The Company's laboratory and warehouse facility in Lancaster, New York consists of two buildings' totaling approximately 50,000 square feet. The Company also leases office and storage facilities at twenty-three (23) regional offices, with terms which generally coincide with the duration of the Company's contracts in those areas.

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

Page 12 of 53
                               PART II

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

Fiscal 1998                                High               Low
-----------                               ------            ------

     First Quarter
     (commencing August 1, 1997 -         11-1/8            8-9/16
     November 1, 1997)

     Second Quarter
     (commencing November 2, 1997 -         12              10-1/2
     January 31, 1998)

     Third Quarter
     (commencing February 1, 1998 -       11-1/2            10-3/16
     May 2, 1998)

     Fourth Quarter
     (commencing May 3, 1998 -            11-1/8             9-7/16
     July 31, 1998)

Fiscal 1999                                High               Low
-----------                               ------            -------

      First Quarter
      (commencing August 1, 1998  -        9-5/8             9-1/8
      October 31, 1998)

      Second Quarter
      (commencing November 1, 1998 -       9-1/4             8-1/2
      January 30, 1999)

      Third Quarter
      (commencing January 31, 1999 -       8-7/8             6-7/8
      May 1, 1999)

      Fourth Quarter
      (commencing May 2, 1999 -              7               6-5/8
      July 31, 1999)

     (b) Approximate Number of Holders of Class A Common Stock. As of September 30, 1999, 2,197,142 shares of the Company's Class A Common Stock were outstanding and the number of holders of record of the Company's Class A Common Stock at that date was 414. The Company estimates that it has a significantly greater number of Class A Common Stock shareholders because a

Page 13 of 53

substantial number of the Company's shares are held in street name. As of the same date, there were 1,768,728 shares of the Company's Class B Common Stock outstanding and the number of holders of record of the Class B Common Stock at that date was 74.

     (c) Dividend. In each of the fiscal years ended July 31, 1998 and 1999, the Company declared and paid cash dividends of $.32 per share of common stock. The amount, if any, of future dividends remains within the discretion of the Company's Board of Directors and will depend upon the Company' s future earnings, financial condition and requirements and other factors as determined by the Board of Directors.

     The Company's Certificate of Incorporation provides that any cash or property dividend paid on Class A Common Stock must be at least equal to the cash or property dividend paid on Class B Common Stock on a per share basis.

Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA
         ------------------------------------


                                            Year Ended July 31,
                              1999       1998       1997      1996      1995
                            ---------------------------------------------------
                                  (In thousands, except per share amounts)

Operating data:
Gross revenues              $75,411    $75,088    $70,802    $69,823    $91,512

Net revenues                $63,349    $61,552    $58,994    $61,569    $77,715

Income(loss) from
operations                  $    53    $   287    $  (142)   $ 1,511    $ 2,974

Income before income
taxes                       $   483    $   757    $   478    $ 2,087    $ 3,552

Net income                  $   299    $   471    $   113    $ 1,160    $ 2,154

Net income per
common share
  Basic and Diluted         $   .08    $   .12    $   .03    $   .29    $   .52

Cash dividends declared
per common share            $   .32    $   .32    $   .32    $   .32    $   .32

Weighted average common
shares outstanding:
  Basic                    3,957,825  3,949,359  3,956,236  4,039,369 4,136,929
  Diluted                  3,957,825  3,952,827  3,958,714  4,041,985 4,136,929


Page 14 of 53
                                             As of July 31,
                              1999     1998       1997       1996       1995
                           ---------------------------------------------------
                                (In thousands, except per share amounts)
Balance sheet data:

Working capital             $27,503   $30,316    $31,141    $31,993    $32,662

  Total assets              $52,695   $53,076    $53,524    $55,575    $59,476

  Long-term debt            $   516   $   553    $   607    $   695    $   782

  Shareholders' equity      $42,542   $43,500    $44,183    $45,468    $46,907

  Book value per share:
    basic                   $ 10.75   $ 11.01    $ 11.17    $ 11.26    $ 11.34
    diluted                 $ 10.75   $ 11.00    $ 11.16    $ 11.25    $ 11.34


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

     At July 31, 1999 the Company had a working capital balance of $27.5 million, a $2.5 million decrease from the balance at July 31, 1998. Cash, cash equivalents and investment securities available for sale decreased $3.7 million as a result of the investment in the aquaculture facility, purchase of equipment and the payment of dividends. Contract receivables increased approximately $1.0 million consistent with the increase in net revenues.

     The Company maintains an unsecured line of credit of $10.0 million with a bank at the prevailing prime rate. There are no borrowings outstanding under this line of credit at July 31, 1999 and none were required during fiscal year 1999. The Company has historically financed its activities through cash flows from operations. Internally generated funds have been adequate to support the demands for working capital, the purchase of new fixed assets and investment securities and the payment of dividends. There are no significant working capital requirements pending at July 31, 1999. The Company's existing cash along with that generated by future operations and the existing credit line is expected to be sufficient to meet the Company's needs for the foreseeable future.

Results of Operations

Net Revenues

     Net revenues for fiscal year 1999 were $63.3 million, up 3% from the $61.5 million reported in fiscal year 1998. The increase in net revenues was attributable to increases in revenues from the Company's contracts with the United States Environmental Protection Agency (EPA) and the Company's international subsidiaries of 16% and 37%, respectively. The Company experienced decreases in net revenues for its Analytical Services Center (ASC) and other consulting business of 7% and 10%, respectively. The increased net revenue from the EPA was primarily due to the five regional United States Superfund Assistance and Response Teams (START) contracts while the increased net revenue from the Company's international subsidiaries was due to continued success in marketing the energy industry clients. Net revenues for fiscal year 1999 were favorably impacted by a reversal of an allowance for contract adjustments related to reserves previously set up for government audit disallowances covering fiscal years 1990 and 1991. The settlement of the audit issues in those years resulted in a reduction of reserves in the amount of $538,000.

     Net revenues for fiscal year 1998 were $61.5 million, up 4% from the $59.0 million reported in fiscal year 1997. The increase was due to revenue gains from international clients, the START contracts and Department of Defense
(DOD) customers.

Income Before Income Taxes

     The Company's income before income taxes (IBT) for fiscal year 1999 was $482,000, down 36% from the $757,000 reported in fiscal year 1998. IBT was negatively impacted by the reduction in net revenues experienced in the Company's ASC and other consulting business as well as an increase in administrative and indirect operating expenses. The ASC losses increased 7% over the prior year while IBT for the remainder of the consulting business fell 9.5%.

     During fiscal year 1999, the Company completed the installation of a new laboratory information handling system at the ASC designed to increase efficiencies in production and has reduced operating costs in the ASC by approximately $800,000 on an annualized basis. Although some benefit of these cost reductions impacted the fourth quarter of fiscal year 1999, the full benefit of these cost reductions will be realized in fiscal year 2000.

     The Company's income before income taxes for fiscal year 1998 was $757,000, an increase of 58% over the $478,000 recorded in the prior year. This increase was primarily attributable to the increase in net revenues. These gains were offset by increasing losses in the Company's ASC as those operating losses amounted to $1.7 million, an increase of $.8 million over fiscal year 1997.

Income Taxes

     The effective income tax rate for fiscal year 1999 was 38% as compared to
37.8 for fiscal year 1998.

Year 2000 Compliance

     Many currently installed computer systems are not capable of distinguishing 21st century dates from 20th century dates. As a result, in less than one year computer systems and/or software used by many companies in a wide variety of applications will experience operating difficulties unless they are modified or upgraded to adequately process information involving, related to or dependent upon the century change.

     The Company has completed its companywide assessment of operating and information systems which are sensitive to a potential Year 2000 ("Y2K") problem. Most of the systems currently in use were found to be compliant. The Company's internal financial systems software and its sample tracking software utilized at its Analytical Services Center were not Year 2000 compliant and have been replaced. The financial systems software was upgraded and implemented effective August 1, 1998 while the new compliant sample tracking software was upgraded and replaced in July 1999.

     The cost of the Company's Year 2000 compliance upgrade was funded from current operations and did not have a material adverse effect on the Company's business, financial position or results of operations. The Company estimates the total cost of the upgrade was approximately $700,000 including $200,000- $250,000 for internal labor costs.

     The fact that the Company offers labor oriented services minimizes its risk associated with potential Year 2000 problems from its suppliers. The Company maintains a broad base of vendors and suppliers and believes there is little risk to its ongoing operations from Year 2000 problems by its outside vendors.

     There can be no guarantee that the Company's customers, particularly the U.S. Government, will successfully complete a Year 2000 upgrade on a timely basis. A failure by the U.S. Government to achieve Year 2000 compliance could have significant adverse effects on the Company's future business, financial operations and results of operations. The Company has been advised through contacts at the Agency that its largest customer, the U.S. Environmental Protection Agency, has achieved Y2K compliance for all of its mission critical systems. The Company conducts business in many overseas markets, although no individual market represents a material risk. The Company is unaware of the state of Y2K readiness in any individual overseas market.

     Based on the progress the Company has made to date in addressing its Year 2000 issues, the Company does not foresee significant risks associated with these efforts at this time. Since the Company adopted a plan to address these issues in a timely manner, it has not developed a comprehensive contingency plan.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


              Report of Independent Accountants

To the Board of Directors
and Shareholders of
Ecology and Environment, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under item 14(a)1 and 2 on this Form 10-K present fairly, in all material respects, the financial position of Ecology and Environment, Inc. and its subsidiaries at July 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP


Buffalo, New York
October 8, 1999


Page 18 of 53

                  Ecology and Environment, Inc.
                    Consolidated Balance Sheet
                                                           July 31,
                                                 --------------------------
                                                     1999          1998
                                                     ----          ----
          Assets
Current assets:
    Cash and cash equivalents                    $ 5,209,882   $ 6,627,164
    Investment securities available for sale       5,468,620     7,773,585
    Contract receivables, net                     23,529,043    22,583,963
    Deferred income taxes                          1,565,144     1,976,922
    Income taxes receivable                          571,094       356,641
    Other current assets                             585,199       855,109
                                                 ------------  ------------
          Total current assets                    36,928,982    40,173,384

Property, building and equipment, net             14,530,109    12,856,938
Deferred income taxes                                313,182       268,728
Other assets                                         922,461       880,464
                                                 ------------  ------------
          Total assets                           $52,694,735   $54,179,514
                                                 ============  ============

          Liabilities and Shareholders' Equity

Current liabilities:
    Accounts payable                             $ 3,634,114   $ 3,253,204
    Accrued payroll costs                          2,240,904     3,175,498
    Other accrued liabilities                      3,550,878     3,697,798
                                                 ------------  ------------
          Total current liabilities                9,425,896    10,126,500

Minority Interest in Aquaculture Facility            211,651         ---
Long-term debt                                       515,625       553,125

Shareholders' equity:
    Preferred stock, par value $.01 per share;
      authorized-2,000,000 shares; no shares
      issued                                           ---           ---
    Class A common stock, par value $.01 per
      share; authorized-6,000,000 shares;
      issued-2,375,302 and 2,364,302 shares           23,752        23,643
    Class B common stock, par value $.01 per
      share; authorized-10,000,000 shares;
      issued-1,794,987 and 1,805,987 shares           17,946        18,056
    Capital in excess of par value                17,591,436    17,591,436
    Retained earnings                             26,412,508    27,424,660
    Treasury stock - Class A common, 177,060
      and 183,310 shares; Class B common,
      26,259 shares, at cost                      (1,504,079)   (1,557,906)
                                                 ------------   ------------

      Total shareholders' equity                  42,541,563    43,499,889
                                                 ------------   ------------

     Total liabilities and shareholders' equity  $52,694,735   $54,179,514
                                                 ===========   ============

The accompanying notes are an integral part of these financial statements.

Page 19 of 53

                       Ecology and Environment, Inc.
                      Consolidated Statement of Income
                                                            Year ended July 31,
                                               -------------------------------------------
                                                   1999           1998           1997
                                                   ----           ----           ----

Gross Revenues                                 $75,411,105     $75,088,864    $70,801,535
Less:  direct subcontract costs                 12,062,477      13,537,007     11,808,025
                                               ------------    ------------   ------------
Net revenues                                    63,348,628      61,551,857     58,993,510

Operating costs and expenses:
    Cost of professional services and
      other direct operating expenses           37,047,642      36,223,266      34,798,097
    Administrative and indirect operating
      expenses                                  16,720,659      15,695,000      14,644,185
    Marketing and related costs                  8,132,525       7,880,921       8,107,698
    Depreciation                                 1,394,766       1,465,904       1,585,562
                                               ------------    ------------   ------------

Total operating costs & expenses                63,295,592      61,265,091      59,135,542
                                               ------------    ------------    -----------

Income (loss) from operations                       53,036         286,766        (142,032)
Interest expense                                   (65,722)       (113,775)        (65,994)
Interest income                                    663,446         659,550         697,315
Net foreign currency exchange                     (167,958)        (75,668)        (11,735)
                                               ------------    ------------    ------------

Income before income taxes                         482,803         756,873         477,554

Income tax provision (benefit):
    Federal                                       (247,011)        311,387         449,690
    State                                           65,000          96,250         192,180
    Deferred                                       365,344        (121,467)       (277,387)
                                               ------------     ------------   ------------
                                                   183,333         286,170         364,483
                                               ------------     ------------   ------------

Net income                                        $299,470        $470,703        $113,071
                                               ============     ============   ============

Net income per common share: Basic and Diluted       $0.08           $0.12           $0.03
                                               ============     ============   ============

Weighted average common shares outstanding:
    Basic                                        3,957,825       3,949,359       3,956,236
                                               ============     ============   ============

    Diluted                                      3,957,825       3,952,827       3,958,714
                                               ============     ============    ============


The accompanying notes are an integral part of these financial statements.

Page 20 of 53

                                      Ecology and Environment, Inc.
                        Consolidated Statement of Changes in Shareholders' Equity
                                         Class A              Class B         Capital in
                                       Common Stock         Common Stock      excess of    Retained       Treasury stock
                                    Shares     Amount     Shares    Amount    par value    earnings     Shares      Amount
                                    ------------------   ------------------  -----------  -----------   ------    -----------
Balance at July 31, 1996            2,304,747  $23,047   1,865,242  $18,652  $17,591,436  $29,332,352   195,259  $ (1,497,940)


Net income                               ---     ---         ---      ---          ---    $   113,071     ---           ---
Cash dividends paid ($.32 per share)     ---     ---         ---      ---          ---    $(1,265,174)    ---           ---
Conversion of Class B common stock
  to Class A common stock              12,165  $   122     (12,165)  $ (122)       ---          ---       ---           ---
Repurchase of Class A common stock       ---     ---         ---      ---          ---          ---      25,400  $   (175,000)
Unrealized investment gain, net          ---     ---         ---      ---          ---    $    42,811     ---           ---
                                    ---------  -------   ---------   -------  ----------- -----------   -------  ------------

Balance at July 31, 1997            2,316,912  $23,169   1,853,077  $18,530  $17,591,436  $28,223,060   220,659  $ (1,672,940)
                                    =========  =======   =========   =======  ===========  ===========  =======  =============

Net income                               ---     ---         ---      ---          ---    $   470,703     ---           ---
Cash dividends paid ($.32 per share)     ---     ---         ---      ---          ---    $(1,265,480)    ---           ---
Conversion of Class B common stock
  to Class A common stock             47,390   $   474     (47,090) $  (474)       ---         ---        ---           ---
Unrealized investment loss, net          ---     ---         ---      ---          ---    $    (3,623)    ---           ---
Issuance of stock under stock
   award plan                            ---     ---         ---      ---          ---          ---     (11,090)  $   115,034
                                    ---------  -------   ---------  -------  -----------  -----------   --------  -------------
Balance at July 31, 1998            2,364,302  $23,643   1,805,987  $18,056  $17,591,436  $27,424,660   209,569   $(1,557,906)
                                    =========  =======   =========  =======  ===========  ===========  =========  =============

Net income                              ---      ---         ---      ---          ---    $   299,470     ---           ---
Cash dividends paid ($.32 per share)    ---      ---         ---      ---          ---    $(1,268,598)    ---           ---
Conversion of Class B common stock
  to Class A common stock              11,000  $   110     (11,000) $  (110)       ---          ---       ---           ---
Unrealized investment loss, net         ---      ---         ---      ---          ---    $   (43,024)    ---           ---
Repurchase of Class A common stock      ---      ---         ---      ---          ---          ---       2,500   $   (13,458)
Issuance of stock under stock
  award plan                            ---      ---         ---      ---          ---          ---      (8,750)  $    67,285
                                    ---------  -------   ---------  -------  -----------  ------------  --------  ------------

Balance at July 31, 1999            2,375,302  $23,753   1,794,987  $17,946  $17,591,436  $26,412,508   203,319   $(1,504,079)
                                    =========  =======   =========  =======  ===========  ============  ========  ============


The accompanying notes are an integral part of these financial statements.

Page 21 of 53

                         Ecology and Environment, Inc.
                      Consolidated Statement of Cash Flows
                                                                  Year ended July 31,
                                                           1999         1998         1997
                                                        -----------  ----------   ----------
Cash flows from operating activities:
   Net income                                           $  287,661   $   470,703  $    113,071
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
   Depreciation                                          1,394,766     1,465,904     1,585,562
   (Gain) loss on disposition of property and equipment     15,767         ---          (1,225)
   Minority interest in Aquaculture Facility               211,651         ---           ---
   Net foreign exchange loss                               167,958        75,668        11,735
   Provision for contract adjustments                      606,875       661,925       112,925
   (Increase) decrease in:
      - contracts receivable, net                       (1,712,993)    2,735,269    (2,398,046)
      - other current assets                               267,059      (364,509)        5,107
      - income taxes receivable                            181,554         ---           ---
      - other non-current assets                           (41,997)      (62,411)       47,870
   Increase (decrease) in:
      - accounts payable                                   389,818       678,850      (560,508)
      - accrued payroll costs                             (934,594)     (540,685)     (404,081)
      - other accrued liabilities                         (144,830)    1,439,091       101,151
      - income taxes payable                                 ---        (184,583)      184,583
                                                         -----------  -----------   -----------

   Net cash provided by (used in) operating activities     688,694     6,375,222    (1,201,856)
                                                         -----------  -----------   -----------
Cash flows used in investing activities:
   Purchase of property, building and equipment, net    (3,215,322)   (1,543,118)     (977,046)
   Proceeds from sale of assets                            128,359         ---           1,225
   Payment for the purchase of bond                       (693,914)   (3,052,854)   (1,210,761)
   Proceeds from maturity of notes                       1,685,000     2,222,293       200,000
   Proceeds from sale of investment securities           1,242,172       136,972       498,882
   Investment in China Joint Venture                         ---         (21,637)     (148,396)
                                                         -----------  -----------   -----------

   Net cash used in investing activities                  (853,705)   (2,182,676)   (1,624,361)
                                                         -----------  -----------   -----------
Cash flows used in financing activities:
   Dividends paid                                        (1,268,598)  (1,265,480)   (1,265,174)
   Repayment of long-term debt                              (37,500)     (54,166)      (87,500)
   Net proceeds from issuance of common stock                67,285      115,034         ---
   Purchase of Treasury Stock                               (13,458)       ---        (175,000)
                                                         -----------  -----------   -----------

   Net cash used in financing activities                 (1,252,271)  (1,204,612)   (1,527,674)
                                                         -----------  -----------   -----------

Net increase (decrease) in cash and cash equivalents     (1,417,282)   3,050,345    (4,401,761)
Cash and cash equivalents at beginning of period          6,627,164    3,714,898     8,080,524
                                                         -----------  -----------   -----------

Cash and cash equivalents at end of period               $5,209,882   $6,765,243    $3,678,763
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

    During fiscal years ended July 31, 1999, 1998 and 1997, the percentage of total net revenues derived from contracts exclusively with the United States Environmental Protection Agency (EPA) were 52%, 48% and 47%, respectively. The Company's Superfund Technical Assessment and Response Team (START) contracts accounted for the majority of the EPA net revenue. The percentage of net revenues derived from contracts with the United States Department of Defense (DOD) were 11%, 18% and 18% for fiscal years ended July 31, 1999, 1998 and 1997, respectively.

2.  Summary of Significant Accounting Principles

    a.  Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Also reflected in the financial statements are the Company's 66-2/3% ownership in the assets of a nonoperating subsidiary, Ecology and Environment of Saudi Arabia Ltd. (EESAL) and a 50% ownership in two Chinese operating joint ventures, Beijing Yi Yi Ecology and Engineering Co. Ltd. and the Tianjin Green Engineering Company. These joint ventures are accounted for under the equity method. All significant intercompany transactions and balances have been eliminated. Certain amounts in the prior years' consolidated financial statements and notes have been reclassified to conform with the current year presentation. On July 30, 1999, the Company acquired 90% of the assets of Langostinos del Pacifica, S.A., an aquaculture shrimp facility in Costa Rica for the sum of $1.89 million. This investment is consolidated in the Company's balance sheet at July 31, 1999 with the respective 10% minority interest. No operating activity occurred during fiscal 1999.

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

    c.  Revenue recognition

      Substantial amounts of the Company's revenues are derived from cost-plus-fee contracts using the percentage of completion method based on costs incurred plus the fee earned. The fees under certain government contracts are determined in accordance with performance incentive provisions. Such awards are recognized at the time the amounts can be reasonably determined. Provisions for estimated contract adjustments relating to cost based contracts have been deducted from gross revenues in the accompanying consolidated statement of income. These provisions are estimated and accrued annually based on government sales volume. Such adjustments typically arise as a result of interpretations of cost allowability under cost based contracts.

      Revenues related to long-term government contracts are subject to audit by an agency of the United States government. Government audits have been completed through fiscal year 1991 and are currently in process for fiscal years 1992 and 1993. The majority of the balance in the allowance for contract adjustments accounts represent a reserve against possible adjustments for fiscal years 1992 through 1999. Reductions in the provision for contract adjustments in the amount of $538,000 have been included in fiscal year 1999 sales reflecting settlements of questioned costs in fiscal years 1990 and 1991.

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

    f.  Fair value of financial instruments

      The carrying amount of cash and cash equivalents, contracts receivable and accounts payable at July 31, 1999 approximates fair value because of the short maturity of those instruments. The amortized cost and estimated fair value of investment securities available for sale are fully described in Note 4. Long-term debt consists of third party borrowings by the Company. Based on the Company's assessment of the current financial market and corresponding risks associated with the debt, management believes that the carrying amount of long-term debt at July 31, 1999 approximates fair value.

    g.  Translation of foreign currencies

      The financial statements of foreign subsidiaries where the local currency is the functional currency are translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for results of operations. Adjustments resulting from translation of financial statements did not materially impact the financial statements for fiscal years 1999, 1998 and 1997.

      The financial statements of foreign subsidiaries located in highly inflationary economies are remeasured as if the functional currency were the U.S. dollar. The remeasurement of local currencies into U.S. dollars creates translation adjustments which are included in net income and amounted to $167,958, $75,668 and $11,735 for fiscal years 1999, 1998 and 1997, respectively.

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

    i.  Pension costs

      During 1999, the Company adopted the provisions of Statement of Financial Accounting Standards No. 132 ("SFAS No. 132"), "Employers' Disclosure About Pensions and Other Post-Retirement Benefits." Adoption of SFAS No. 132 did not affect the Company's results of operations or financial position.

      The Company has a non-contributory defined contribution plan providing deferred benefits for substantially all of the Company's employees. The Company also has a supplemental defined contribution plan to provide deferred benefits for senior executives of the Company. The annual expense of the Company's supplemental defined contribution plan is based on a percentage of eligible wages as authorized by the Company's Board of Directors. Benefits under this plan are funded as accrued.

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

    k.  Earnings per share

      In 1998, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share," which modifies the way in which earnings per share ("EPS") is calculated. Accordingly, all prior period EPS data (1997) presented has been restated. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

    l.  Comprehensive Income

      In 1999, the Company adopted FASB Statement No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income." Comprehensive income is defined as "the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources." Under this statement, the term "comprehensive income" is used to describe the total net earnings plus other comprehensive income. For the Company, other comprehensive income includes currency translation adjustments on foreign subsidiaries and unrealized gains or losses on available-for-sale securities. The adoption of SFAS No. 130 had no material impact on the Company's results of operations or its financial position. As part of the adoption of SFAS No. 130, the financial statements presented for the periods prior to 1999 were reclassified to reflect application of the new provisions. The adoption had no material impact on those years either.

    m.  Segment reporting

      In 1999, the Company adopted FASB Statement No. 131 ("SFAS No. 131") "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position but did affect the disclosure of segment information.

3.  Cash and Cash Equivalents

    The Company's policy is to invest cash in excess of operating requirements in income-producing short-term investments. At July 31, 1999 and 1998, short-term investments consist of commercial paper and money market funds and are carried at cost. Short-term investments amounted to approximately $3,479,000 and $5,287,000 at July 31, 1999 and 1998, respectively, and are reflected in cash and cash equivalents in the accompanying consolidated balance sheet and statement of cash flows.

    For purposes of the consolidated statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. Cash paid for interest amounted to $65,722, $113,775 and $65,994 in fiscal years 1999, 1998 and 1997, respectively. Cash paid for income taxes amounted to -0-, $886,820, $95,322 in fiscal years 1999, 1998 and 1997, respectively.

4.  Investment Securities

    The amortized cost and estimated fair values of investment securities were as follows:

                                               Gross       Gross     Estimated
                                 Amortized   unrealized  unrealized    fair
                                   cost        gains       losses      value
                                ----------  -----------  ----------- ---------
     July 31, 1999
     -------------

     Investment securities
       available for sale:
     Mutual funds                $3,800,411   $ 5,581     $37,780   $3,768,212
     Municipal notes and bonds    1,024,750     ---         ---      1,024,750
     Corporate note                 175,000     ---         ---        175,000
     Federal agency obligations     500,658     ---         ---        500,968
                                 ----------   -------    ---------  ----------

                                 $5,500,819   $ 5,581     $37,780   $5,468,620
                                 ==========   =======    =========  ==========

     July 31, 1998
     -------------

     Investment securities
       available for sale:
     Mutual funds                $3,667,930   $30,617     $   419   $3,698,128
     Municipal notes and bonds    2,656,147    11,636       2,326    2,665,457
     Corporate note                 285,000     ---         ---        285,000
     Federal agency obligations   1,125,000     ---         ---      1,125,000
                                 ----------   -------     -------   ----------

                                 $7,734,077   $42,253      $2,745   $7,773,585
                                 ==========   =======     =======   ==========


     The amortized cost and estimated fair value of debt securities available for sale by contractual maturity as of July 31, 1999 were as follows:

                                              Estimated       Amortized
                                              fair value        cost
                                             -----------    -----------

     Due in one year or less                  $  500,658     $  500,658
     Due after one year through five years         ---            ---
     Due after five years through ten years      199,750        199,750
     Due after ten years                       1,000,000      1,000,000
                                              ----------     ----------
                                              $1,700,408     $1,700,408
     Mutual funds available for sale           3,768,212      3,800,411
                                              ----------     ----------

                                              $5,468,620     $5,500,819
                                              ==========     ==========
Page 28 of 53

    Proceeds, gross realized gains and losses from the sale of investment securities were $1,242,172, $2,300 and $0, respectively, in fiscal year 1999, $136,972, $0 and $0, respectively, in fiscal year 1998 and $498,882, $0 and $0, respectively, in fiscal year 1997. The unrealized investment securities gain and unrealized investment securities loss, net of applicable income taxes, at July 31, 1999 and 1998 of $(19,318) and $23,706, respectively, are reflected in retained earnings in the consolidated balance sheet.

5.  Contract Receivables, net
                                                      July 31,
                                                      --------
                                               1999             1998
                                           ------------     ------------
     United States government -
        Billed                             $ 4,049,963      $ 6,368,873

        Unbilled                             5,112,599        6,597,802
                                           ------------     ------------
                                             9,162,562       12,966,675
                                           ------------     ------------
    Industrial customers and state
     and municipal governments -
        Billed                               9,348,639        5,490,908

        Unbilled                             6,110,576        5,063,129
                                           ------------     ------------

                                            15,459,215       10,554,037
                                           ------------     ------------
    Less allowance for contract
      adjustments                           (1,092,734)       (936,749)
                                           ------------     ------------

                                           $23,529,043      $22,583,963
                                           ============     ============

    United States government receivables arise from long-term U.S. government prime contracts and subcontracts. Unbilled receivables result from revenues which have been earned, but are not billed as of period-end. The above unbilled balances are comprised of incurred costs plus fees not yet processed and billed; and differences between year-to-date provisional billings and year-to-date actual contract costs incurred and fees earned of approximately $465,000 at July 31, 1999 and $0 at July 31, 1998. Unbilled contracts receivable are reduced by billings in excess of costs incurred of $1,415,000 at July 31, 1999 and $1,801,249 at July 31, 1998. Management anticipates that the July 31, 1999 unbilled receivables will be substantially billed and collected in fiscal 2000. Within the above billed balances are contractual retainages in the amount of approximately $1,914,000 at July 31, 1999 and $1,801,249 at July 31, 1998. Management anticipates that the July 31, 1999 retainage balance will be substantially collected in fiscal year 2000. Included in other accrued liabilities is an additional allowance for contract adjustments relating to potential cost disallowances on amounts billed and collected in current and prior years' projects of approximately $1,876,000 at

    July 31, 1999 and $2,283,000 at July 31, 1998. An allowance for contract adjustments is recorded for contract disputes and government audits when the amounts are determinable.

6.  Property, Building and Equipment, net

                                                      July 31,
                                                      --------
                                               1999              1998
                                           ------------      ------------
    Land                                   $ 1,103,490       $   528,320
    Land improvements                        1,159,514             ---
    Buildings                               13,354,130        13,171,764
    Laboratory and other equipment           6,600,017         6,188,113
    Data processing equipment                7,093,465         7,588,012
    Office furniture and equipment           4,781,779         4,697,079
    Leasehold improvements and other         1,423,574         1,413,352
                                           -----------       -----------
                                            35,515,969        33,586,640

    Less accumulated depreciation
      and amortization                     (20,985,860)      (20,729,702)
                                           ------------      ------------

                                           $14,530,109       $12,856,938
                                           ============      ============

7.  Line of Credit

    The Company has an unsecured $10,000,000 line of credit available which is subject to annual renewal and which bears interest at the prime rate. No borrowings on the line of credit were outstanding at July 31, 1999 and 1998 and none were required during fiscal years 1998 and 1997. At July 31, 1999 and 1998, the Company had letters of credit totaling $1,425,610 and $1,471,520, respectively, secured by this line of credit.

8.  Long-term Debt

    During fiscal year 1994, the Company obtained industrial revenue bond capital lease financing in the amount of $750,000 to finance a portion of the cost of the newly constructed analytical services facility.
    The lease is collateralized by a portion of the land and the analytical services facility building in an amount equal to the bond. The bond is payable in equal monthly principal installments of $3,125 through 2014 and bears interest at the borrower's base rate which approximates prime (8.25% at July 31, 1999). In addition, the Company must meet certain financial ratio covenants relating to current assets to current liabilities and debt to tangible net worth. At July 31, 1999, the Company was in compliance with all financial ratio covenants. The balance outstanding on this bond at July 31, 1999 and 1998 was $553,125 and $590,625, respectively.

9.  Income Taxes

    Earnings before provision for income taxes consisted of:

                                     1999       1998         1997
                                   --------   --------     ---------

    U.S.                           $307,079   $570,435     $547,358

    Foreign                         175,724    186,438      (69,804)
                                   --------   ---------   ----------

                                   $482,803   $756,873     $477,554
                                   ========   =========   ==========

    The provision for income taxes differs from the federal statutory rate due to the following:
                                                         Fiscal year
                                                         -----------
                                                   1999      1998      1997
                                                  ------    ------    ------

     Federal tax                                   34.0%     34.0%     34.0%
     State taxes, net of federal benefit           10.8       6.0      18.0
     Permanent differences
       Meals & entertainment/other                 12.6      10.1      16.5
       Tax exempt interest                        -18.0      -9.7     -12.3
     Foreign operations (1997 includes reversal    (1.7)     (1.3)     20.3
       of fed benefit recognized in p/yrs.
       for foreign losses)
     Other/rounding                                 0.2      -1.4      -0.3
                                                  ------    ------    ------

     Total Provision                               37.9%     37.8%     76.2%
                                                  ======    ======    ======

     Deferred tax assets (liabilities) included in other current assets were comprised of the following:
                                                            July 31,
                                                            --------
                                                      1999            1998
                                                   ----------      ----------

     Allowance for contract adjustments            $1,104,344      $1,384,297
     Accrued vacation and compensatory time           513,952         681,868
     Property, building and equipment                 255,692         251,104
     Other                                            250,107         100,312
                                                   -----------     -----------
       Gross deferred tax assets                    2,124,095       2,417,581

     State income taxes                              (164,850)       (169,519)
     Other                                            (80,919)         (2,415)
                                                   -----------     -----------
       Gross deferred tax liabilities                (245,769)       (171,934)
                                                   -----------     -----------

     Net current deferred tax asset                $1,878,326      $2,245,647
                                                   ===========     ===========

    The Company has not recorded income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations. At July 31, 1999, these amounts, net of applicable foreign tax credits, were not material.

10. Shareholders' Equity

    a.  Class A and Class B common stock

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

    b.  Incentive stock compensation

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

      No options were exercised during fiscal years 1999, 1998 and 1997. Cancelled options during the three year period ended July 31, 1999 amounted to 5,822, 8,969 and 22,848, respectively, at a weighted average exercise price of $10.14, $11.77 and $11.71, respectively. Expired options were 14,588, 21,830 and 0 for fiscal years 1999, 1998 and 1997, respectively, at a weighted average exercise price of $10.47, $13.09 and $0 per share, respectively.

      Options outstanding at the end of the four year period ended July 31, 1999 were 108,756, 129,166 and 159,965, respectively, at a weighted average exercise price of $11.25, $11.12 and $11.44, respectively. Of the options outstanding for the three year period ended July 31, 1999, 66,556, 69,646 and 79,086, respectively, are currently exercisable at a weighted average exercise price of $13.48, $13.06 and $13.27, respectively. At July 31, 1999, 42,200 options have an exercise price between $7.25 and $10.48, with a weighted average exercise price and weighted average contracted life of $7.74 and 6.86 years, respectively. At July 31, 1999,

      66,556 options have an exercise price between $12.38 and $16.08 with a weighted average exercise price and weighted average contractural life of $13.48 and 2.64 years, respectively. Of those options, 66,556 are currently exercisable at a weighted average exercise price of $11.00.

      The Company estimates that if they elected to measure compensation cost for employee stock based compensation arrangements under SFAS No. 123, it would not have caused net income and earnings per share for fiscal years 1999 and 1997 to be materially different from their reported amounts.

    c. Stock Award Plan

      Effective March 16, 1998, the Company adopted the Ecology and Environment, Inc. 1998 Stock Award Plan (the "Award Plan") under which key employees (including officers) of the Company or any of its present or future subsidiaries may be designated to receive awards of Class A common stock of the Company as a bonus for services rendered to the Company or its subsidiaries, without payment therefore, based upon the fair market value of the common stock at the time of the award.

      The Company originally reserved for issuance as awards under the Award Plan an aggregate of 12,000 shares of Class A Common stock of the Company, which shall be solely treasury shares. In March 1999 the number of shares reserved was increased to 22,000. In Fiscal Year 1999, 8,750 shares were issued at a weighted average fair value of $7.69 per share. In Fiscal Year 1998, awards for 11,090 shares of Class A common stock had been granted at a weighted average fair value of $9.81 per share.

      The Company estimates that if they elected to measure compensation cost for employee stock based compensation arrangements under SFAS No. 123 it would not have caused net income and earnings per share for fiscal years 1999 and 1998 to be materially different from their reported amounts.

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

    At July 31, 1999, future minimum rental commitments, net of estimated amounts allocable to government contracts with rental cost reimbursement clauses, were as follows:

         Fiscal year        Gross           Reimbursable         Net
         -----------      ----------        ------------       -------

           2000           2,037,142          1,054,642         982,500
           2001           1,183,094            483,001         700,093
           2002             330,553              1,239         329,314
           2003             215,743              ---           215,743
           2004             188,334              ---           188,334

    Gross rental expense under the above lease commitments for 1999, 1998, and 1997 was $2,259,390, $2,050,157, and $2,098,520, respectively.

12. Defined Contribution Plans

    Contributions to the supplemental defined contribution plans are discretionary and determined annually by the Board of Directors. The total expense under the supplemental plan for fiscal years 1999, 1998, and 1997 was $1,472,426, $1,339,468 and $1,209,412, respectively.

13. Earnings Per Share

    All earnings per share amounts reflect the implementation of SFAS No. 128, Earnings Per Share. SFAS No. 128 established new standards for computing EPS and requires that all prior period earnings per share data be restated to conform with the provisions of the statement. SFAS No. 128 also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

     The computation of basic earnings per share reconciled to diluted earnings per share follows:
                                                      Fiscal Year
                                                      -----------
                                             1999        1998         1997
                                          ---------   ---------   ----------
     Income available
       to common stockholders            $  299,470  $  470,703   $  113,071

     Weighted-average common
       shares outstanding (basic)         3,957,825   3,949,359    3,956,236

     Basic earnings
       per share                              $0.08       $0.12        $0.03

     Incremental shares from
       assumed conversions of
       stock options                         ---          3,469        2,478

     Adjusted weighted-average
       common shares outstanding          3,957,825   3,952,827    3,958,714

     Diluted earnings
       per share                              $0.08       $0.12        $0.03

    At July 31, 1999, there were 108,756 stock options outstanding with an exercise price ranging from $7.25 to $16.08 which were not included in the above calculations due to their antidilutive nature. At July 31, 1998, there were 69,646 stock options outstanding with an exercise price ranging from $12.38 - $16.08 which were not included. At July 31, 1997 there were 126,165 stock options outstanding with an exercise price ranging from $9.00
    - $16.08 which were not included.

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

15.  Segment Reporting

    Ecology and Environment, Inc. has three reportable segments: consulting services, analytical laboratory services, and aquaculture. The consulting services segment provides broad based environmental services encompassing audits and impact assessments, surveys, air and water quality management, environmental engineering, environmental infrastructure planning, and industrial hygiene and occupational health studies to a world wide base of customers. The analytical laboratory provides analytical testing services to industrial and governmental clients for the analysis of waste, soil and sediment samples. The shrimp aquaculture facility, located in Costa Rica, was purchased on July 30, 1999. Consequently, there was virtually no reportable segment activity for fiscal year 1999. This facility will produce shrimp grown in a controlled environment for markets worldwide.

    The Company evaluates segment performance and allocates resources based on operating profit before interest income/expense and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intercompany sales from the analytical services segment to the consulting segment are recorded at market selling price, intercompany profits are eliminated.

    The Company's reportable segments are separate and distinct business units that offer different products. Consulting services are sold on the basis of time charges while analytical services and aquaculture products are sold on the basis of product unit prices.

     Reportable segment data for the fiscal year ended July 31, 1999 is as follows:

                                           Consulting   Analytical   Aquaculture     Total
                                           -----------  -----------  -----------  -----------
     Net revenues from external customers  $59,167,613  $2,040,934        ---     $61,208,547
     Intersegment revenues                       ---     2,140,081        ---       2,140,081
                                           -----------  ----------   -----------  -----------

     Total consolidated net revenues       $59,167,613  $4,181,015        ---     $63,348,628
                                           ===========  ===========  ===========  ===========

     Depreciation expense                    1,015,166     379,600        ---       1,394,766
     Segment profit (loss)                   1,963,956  (1,910,920)       ---          53,036
     Segment Assets                         43,539,235   7,039,000    2,116,500    52,694,735
     Expenditures for long-lived assets        886,370     212,452    2,116,500     3,215,322

     Geographic Information:
                                        Net                Long-lived
                                     Revenues (1)            Assets
                                     ------------          ------------

         United States               $57,340,628           $33,282,307

         Foreign countries            $6,008,000              $117,162

     (1) Net revenues are attributed to countries based on the location of the customers.


     Reportable segments for the fiscal year ended July 31, 1998 are as follows:

                                            Consulting   Analytical     Total
                                           -----------  -----------  -----------

     Net revenues from external customers  $57,052,529  $ 1,367,744  $58,420,273
     Intersegment net revenues                   ---      3,131,584    3,131,584
                                           -----------  -----------  -----------

     Total consolidated net revenues       $57,052,529   $4,499,328  $61,551,857
                                           ===========   ==========  ===========

     Depreciation expense                     984,251       481,653    1,465,904
     Segment profit (loss)                  2,061,550    (1,774,784)     286,766
     Segment Assets                        46,768,514     7,411,000   54,179,514
     Expenditures for long-lived assets     1,326,110       141,340    1,467,450

     Geographic Information:
                                         Net              Long-lived
                                      Revenues (1)          Assets
                                     -------------       ------------

          United States              $56,050,857         $33,449,866

          Foreign countries            5,501,000             136,774

     (1) Net revenues are attributed to countries based on the location of the customers.

     Fiscal year ended July 31, 1997:

                                            Consulting  Analytical     Total
                                            ----------  ----------  -----------

     Net revenues from external customers  $54,140,825  $2,365,314  $56,506,139
     Intersegment net revenues                   ---     2,487,371    2,487,371
                                           -----------  ----------  -----------

                                           $54,140,825  $4,852,685  $58,993,510
                                           ===========  ==========  ===========

     Depreciation expense                    1,133,469     452,093    1,585,562
     Segment profit (loss)                     741,634    (883,666)    (142,032)
     Segment Assets                         46,244,373   7,280,000   53,524,373
     Expenditures for long-lived assets        852,209     113,102      965,311

     Geographic Information:

                                          Net                Long-lived
                                       Revenues (1)            Assets
                                      -------------         -----------

         United States                $53,818,510           $32,005,018

         Foreign countries              5,175,000               106,651


     (1) Net revenues are attributed to countries based on the location of the customers.

     The disclosure of significant customers is included in note number one to the consolidated financial statements.

                           ECOLOGY AND ENVIRONMENT, INC.

                                  SCHEDULE VIII
                          Allowance for Doubtful Accounts
                    Years Ended July 31, 1999, 1998, and 1997

                        Balance at     Charged to                  Balance
                        Beginning       Cost and                   at End
     Year Ended         of Period       Expense     Deduction      of Year
    -------------       ----------    -----------   ---------    ----------

    July 31, 1999       $3,219,565    $ 606,875     $ 858,200    $2,968,240

    July 31, l998       $2,931,940    $  661,925    $ 374,300    $3,219,565

    July 31, 1997       $2,839,675    $  112,925    $  20,660    $2,931,940




Selected quarterly financial data (Unaudited)
---------------------------------------------
(In thousands, except per share information)

                1999                    First    Second     Third    Fourth
-----------------------------------------------------------------------------

Gross revenues                         $16,927   $17,992   $20,802   $19,690
Net revenues                            15,237    15,103    16,789    16,220
Income (loss) from operations              219        12      (162)      (16)
Income before income taxes                 370        35       (47)      125
Net income (loss)                          203        68        13        15
Net income per common share:
     basic and diluted                 $  0.05   $   .02   $  .003   $  .004
Cash dividends declared per common
     share: basic and diluted          $  ---    $  0.16   $  ---    $  0.16


                1998                    First    Second     Third    Fourth
-----------------------------------------------------------------------------

Gross revenues                         $19,373   $16,423   $20,359   $18,858
Net revenues                            15,899    14,142    15,656    15,779
Income (loss) from operations              342      (136)       25       (20)
Income before income taxes                 488        10       165        94
Net income (loss)                          293        56       128        (6)
Net income per common share:
    basic and diluted                  $  0.07   $  0.02   $  0.03   $  ---
Cash dividends declared per common
    share: basic and diluted           $  ---    $  0.16   $  ---    $  0.16



Item 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None.


Page 37 of 53

                           PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the names, ages and positions of the Directors and executive officers of the Company.

        Name             Age                 Position
----------------------  -----  ------------------------------------------


Gerhard J. Neumaier      62    President and Director

Frank B. Silvestro       62    Executive Vice President and Director

Gerald A. Strobel        59    Executive Vice President of Technical
                               Services and Director

Ronald L. Frank          61    Executive Vice President of Finance,
                               Secretary, Treasurer and Director

Gerard A. Gallagher, Jr. 68  Senior Vice President of Special Projects
                               and Director

Roger J. Gray            58    Senior Vice President

Laurence M. Brickman     55    Senior Vice President

Harvey J. Gross          71    Director

Ralph Bookbinder         68    Director

Ross M. Cellino          67    Director

Brent D. Baird           60    Director

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

Page 39 of 53

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

     Mr. Bookbinder was a Director of the Company from its inception in 1970. His term ended on January 14, 1999. Mr. Bookbinder is a retired stockbroker.

     Mr. Cellino has been a Director of the Company since its inception in 1970. Mr. Cellino is an attorney and counselor-at-law retired from private practice.

     Mr. Baird was elected as a Director in January 1999. From 1970 through January 1984, Mr. Baird was a partner and from February 1984 until January 1, 1992, was a limited partner of Truber, Collins & Co., Buffalo, New York, a member firm of the New York Stock Exchange, Inc. Mr. Baird is currently a private investor. He is also a director of Oglabay Norton Company, Todd Shipyards Corporation, Exolon-ESK Company, Merchants Group, Inc., Barrister Information Systems Corporation and First Carolina Investors, Inc.

Item 11.     EXECUTIVE COMPENSATION

     There is shown below information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended July 31, 1997, 1998 and 1999 of those persons who were at July 31, 1999 (i) the chief executive officer and (ii) the four other most highly compensated executive officers with annual salary and bonus for the fiscal year ended July 31, 1999 in excess of $100,000. In this report, the five persons named in the table below are referred to as the "Named Executives."

Page 40 of 53

                                              SUMMARY COMPENSATION TABLE

                                ANNUAL COMPENSATION                  LONG-TERM COMPENSATION
                          ---------------------------------  -------------------------------------
                                                             STOCK INCENTIVE   LONG-TERM      ALL
        NAME AND          FISCAL                                OPTIONS       COMPENSATION   OTHER
   PRINCIPAL POSITION      YEAR   SALARY   BONUS (1)  OTHER     (SHARES)         PAYOUTS      (2)
------------------------  ------ --------  --------   -----  ---------------  ------------  ------
Gerhard J. Neumaier        1999  $228,750    -0-       -0-        -0-             -0-       13,731
President and Director     1998  $219,952    -0-       -0-        -0-             -0-       14,127
                           1997  $219,952    -0-       -0-        -0-             -0-       12,000

Frank B. Silvestro         1999  $207,844    -0-       -0-        -0-             -0-       12,535
Executive VP and Director  1998  $199,967    -0-       -0-        -0-             -0-       12,965
                           1997  $199,967    -0-       -0-        -0-             -0-       10,925

Ronald L. Frank            1999  $207,964    -0-       -0-        -0-             -0-       12,542
Executive Vice President   1998  $199,967    -0-       -0-        -0-             -0-       12,965
of Finance, Secretary      1997  $199,967    -0-       -0-        -0-             -0-       10,925
Treasurer and Director

Gerald A. Strobel          1999  $207,964    -0-       -0-        -0-             -0-       12,542
Executive Vice President   1998  $199,967    -0-       -0-        -0-             -0-       12,965
of Technical Services      1997  $199,967    -0-       -0-        -0-             -0-       10,925
and Director

Gerard A. Gallagher, Jr.   1999  $180,048    -0-       -0-        -0-             -0-       10,855
Senior Vice President      1998  $172,060    -0-       -0-        -0-             -0-       11,323
of Special Projects and    1997  $177,134    -0-       -0-        -0-             -0-        9,695
Director

(1) Amounts earned for bonus compensation determined by the Board of Directors.

(2) Represents group term life insurance premiums, contributions made by the Company to its Defined
Contribution Plan and Defined Contribution Plan SERP accruals on behalf of each of the Named Executives.

     None of the Company's executive officers have employment agreements. Directors who are not employees of the Company are paid an annual fee of $21,660 payable quarterly.

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

     The Company originally reserved for issuance as awards under the Award Plan an aggregate of 100,000 shares of Class A common stock of the Company, which shall be solely treasury shares. In March 1999 the number of shares reserved was increased to 22,000. The Board of Directors of the Company administers the plan and has authority to determine the employees to whom awards are to be granted, the number shares covered by each award, whether or not the awards are subject to forfeiture or restriction on sale, resale or other disposition of the shares acquired under the award and any other understandings or conditions as to the award recipient's continued employment.

     The Award Plan is not a qualified plan under Section 401(a) of the Internal Revenue Code. The plan permits grants of the award for a period of five (5) years from the date of adoption. As of July 31, 1999, awards for 19,340 shares of Class A common stock have been granted. The named Executive Officers found in the Summary Compensation Table have not been granted any awards pursuant to the Award Plan.

Incentive Stock Option Plan

     In February 1986, the Company adopted an Incentive Stock Option Plan (the "Option Plan") under which key employees, including officers, of the Company may be granted options to purchase up to an aggregate of 209,390 shares of Class A Common Stock at an option price of at least 100% of the fair market value of the shares on the date the options were granted. The Option Plan was terminated in March 1996, and no further options may be granted under the Option Plan. As of July 31, 1999, there were options outstanding for the purchase of 108,756 shares of Class A Common Stock, 66,556 of which were vested.

     The named Executive Officers found in the Summary Compensation Table have not been granted any options pursuant to the Option Plan.

     Section 16(a) Beneficial Ownership Reporting Compliance

     During the fiscal year ended July 31, 1999, Gerhard J. Neumaier failed to file on a timely basis one report, showing one transaction.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The following table sets forth, as of September 30, 1999, the number of outstanding shares of Class A Common Stock and Class B Common Stock of the Company beneficially owned by each person known by the Company to be the beneficial owner of more than 5 percent of the then outstanding shares of Common Stock:
                         Class A Common Stock        Class B Common Stock
                         ----------------------      --------------------
                         Nature and   Percent        Nature and
                         Amount of      of           Amount of
                         Beneficial   Class As       Beneficial  Percent
                         Ownership    Adjusted       Ownership    of
Name and Address(1)        (2)(3)       (4)            (2)(3)    Class
-----------------------  ----------   --------       ----------  -------

Gerhard J. Neumaier*      347,707       13.7%         345,894    19.6%

Frank B. Silvestro*       288,937       11.6%         288,937    16.3%

Ronald L. Frank*          255,776       10.5%         252,394    14.9%

Gerald A. Strobel*        262,296       10.7%         262,296    14.8%

Franklin Resources,
Inc.                      370,000       16.89%           0         0

First Carolina
Investors, Inc.           425,000       19.3%            0         0

The Cameron Baird
 Foundation               250,000       11.4%            0         0

*  See Footnotes in next table

1) The address for Gerhard J. Neumaier, Frank B. Silvestro, Ronald L. Frank and Gerald A. Strobel is c/o Ecology and Environment, Inc., 368 Pleasant View Drive, Lancaster, New York 14086, unless otherwise indicated. The address for Franklin Resources, Inc. is 777 Mariners Island Blvd.,
P. O. Box 7777, San Mateo, California 94403-7777. The address for The Cameron Baird Foundation is c/o Kavinoky & Cook, 120 Delaware Avenue, Buffalo, New York 14202. The address for First Carolina Investors, Inc. is 1130 East Third Street, Suite 400, Charlotte, North Carolina 28204.

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

(3) There are 2,197,142 shares of Class A Common Stock issued and outstanding and 1,768,728 shares of Class B Common Stock issued and outstanding as of September 30, 1999. The figures in the "as adjusted" columns are based upon these totals and except as set forth in the preceding sentence, upon the assumptions described in footnote 2 above.

SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Company's Class A Common Stock and Class B Common Stock as of September 30, 1999, by (i) each Director of the Company and (ii) all Directors and officers of the Company as a group.

                                  Class A Common Stock             Class B Common Stock
                                 -----------------------          ---------------------
                                 Nature and     Percent           Nature and
                                 Amount of      of                Amount of
                                 Beneficial     Class As          Beneficial   Percent
                                 Ownership      Adjusted          Ownership    of
         Name(1)                   (2)(3)          (4)               (2)(3)     Class
-----------------------------    ----------     --------          ----------   --------
Gerhard J. Neumaier (5) (14)      347,707        13.7%             345,894      19.6%

Frank B. Silvestro (14)           288,937        11.6%             288,937      16.3%

Ronald L. Frank (6) (14)          255,776        10.5%             247,094      17.0%

Gerald A. Strobel (7) (14)        262,296        10.7%             262,296      14.8%

Harvey J. Gross (8)                80,047         3.5%              80,047       4.5%

Gerard A. Gallagher, Jr.           71,641         3.2%              71,300       4.2%

Ross M. Cellino (9)                14,006          *                 1,050        *

Brent D. Baird (11)               435,000        19.8%               -0-         -0-

Directors and officers
Group (11)(12)                  1,774,998        50.6%           1,310,107      74.1%
(10 individuals)

* Less than 0.1%
--------------------------------------------------------------------------------------

1. The address of each of the above shareholders, other than Brent D. Baird, is c/o Ecology and Environment, Inc., 368 Pleasant View Drive, Lancaster, New York 14086. The address for Brent D. Baird is 1350 One M & T Plaza, Buffalo, New York 14203.

2. Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended, beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the vote) or sole or shared investment power (including the power to dispose or direct the disposition) with respect to a security whether through any contract, arrangement, understanding, relationship or otherwise. Unless otherwise indicated, the shareholders identified in this table have sole voting and investment power of the shares beneficially owned by them.

3. Each named person and all Directors and officers as a group are deemed to be the beneficial owners of securities that may be acquired within 60 days through the exercise of exchange or conversion rights. The shares of Class A Common Stock issuable upon conversion by any such shareholder are not included in calculating the number of shares or percentage of Class A Common Stock beneficially owned by any other shareholder. Moreover, the table gives effect to only 3,201 shares of Class A Common Stock of the total 66,556 shares of Class A Common Stock that may be issued pursuant to the Company's Incentive Stock Option Plan, which may be purchased within the next 60 days pursuant to vested options granted to one officer.

4. There are 2,197,142 shares of Class A Common Stock issued and outstanding and 1,768,728 shares of Class B Common Stock issued and outstanding as of September 30, 1999. The figure in the "as adjusted" columns are based upon these totals and except as set forth in the preceding sentence, upon the assumptions described in footnotes 2 and 3 above.

5. Includes 525 shares of Class A Common Stock owned by Mr. Neumaier's spouse, as to which he disclaims beneficial ownership. Includes 525 shares of Class A Common Stock owned by Mr. Neumaier's Individual Retirement Account. Does not include any shares of Class A Common Stock or Class B Common Stock held by Mr. Neumaier's adult children.
      Includes 1,288 shares of Class A Common Stock owned by a Partnership in which Mr. Neumaier is a general partner.

6. Includes 8,850 shares of Class B Common Stock owned by one of Mr. Frank's children and 6,167 shares of Class A Common Stock owned by one of Mr. Frank's children as to which he disclaims beneficial ownership. Does not include any shares of Class A Common Stock or Class B Common Stock held by Mr. Frank's other adult children. Includes 36,625 Shares of Class B Common Stock owned by Mr. Frank's former spouse as to which he disclaims beneficial ownership except for the right to vote the shares which he retains pursuant to an agreement with his former spouse. Includes 515 shares of Class A Common Stock owned by Mr. Frank's individual retirement account.

7. Includes 45,726 shares of Class B Common Stock owned in equal amounts by Mr. Strobel's three children (Mr. Strobel holds 15,171 shares as custodian for these children), as to which he disclaims beneficial ownership.

8. Includes an aggregate of 21,047 shares of Class B Common Stock owned by two trusts created by Mr. Gross of which he and his spouse are the sole beneficiaries during their lifetimes.

9. Includes 1,050 shares of Class B Common Stock and 150 shares of Class A Common Stock owned by Mr. Bookbinder's spouse as to which he disclaims beneficial ownership.

10. Includes 10,396 shares of Class A Common Stock owned by Mr. Cellino's spouse, as to which shares he disclaims beneficial ownership; also includes 2,455 shares of Class A Common Stock owned by Mr. Cellino's Individual Retirement Account.

11. Includes 425,000 shares of Class A Common Stock owned by First Carolina Investors, Inc. of which Mr. Baird is a shareholder, director and Chief Executive Officer. It does not include 250,000 shares owned by the Cameron Baird Foundation.

12. Does not include 49,932 shares (19,475 shares of Class A Common Stock and 30,457 shares of Class B Common Stock) owned by the Company's Defined Contribution Plan of which Messrs. Gerhard J. Neumaier, Frank, Silvestro and Strobel constitute four of the five trustees of each Plan.

13. Includes 892 shares of Class A Common Stock which may be issued upon exercise of a stock option granted to one officer in July 1990, pursuant to the Company's Incentive Stock Option Plan; includes 892 shares of Class A Common Stock which may be issued upon exercise of a stock option granted to one officer on September 2, 1991 pursuant to the Company's Incentive Stock Option Plan; includes 787 shares of Class A Common Stock which may be issued upon the exercise of a stock option granted to one officer on November 2, 1992 pursuant to the Company's Incentive Stock Option Plan; includes 630 shares of Class A Common Stock which may be issued upon the exercise of a stock option granted to one officer on April 2, 1994 pursuant to the Company's Incentive Stock Option Plan; does not include 600 shares of Class A Common Stock which may be issued upon the exercise of a stock option granted to one officer on December 2, 1994 pursuant to the Company's Incentive Stock Option Plan; does not include 2,400 shares of Class A Common Stock which may be issued upon the exercise of stock options granted to two (2) officers on December 12, 1995 pursuant to the Company's Incentive Stock Option Plan.

14. Subject to the terms of the Restrictive Agreement. See "Security Ownership of Certain Beneficial Owners-Restrictive Agreement".

Restrictive Agreement

    Messrs. Gerhard J. Neumaier, Silvestro, Frank, and Strobel entered into a Stockholders' Agreement in 1970 which governs the sale of an aggregate of 1,251,818 shares Class B Common Stock owned by them, the former spouse of one of the individuals and the children of the individuals. The spouse of one of the individuals and the children of the individuals. The agreement provides that prior to accepting a bona fide offer to purchase all or any part of their shares, each party must first allow the other members to the agreement the opportunity to acquire on a pro rata basis, with right of over-allotment, all of such shares covered by the offer on the same terms and conditions proposed by the offer.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None.

Page 47 of 53
                              PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENTS

(a)   1.  Financial Statements                                       Page
          --------------------                                       ----

          Report of Independent Accountants                           17

            Consolidated Balance Sheet -
            July 31, 1999 and 1998                                    18

            Consolidated Statement of Income
            for the fiscal years ended
            July 31, 1999, 1998 and 1997                              19

            Consolidated Statement of Changes in
            Shareholders' Equity for the fiscal years
            ended July 31, 1999, 1998 and 1997                        20

            Consolidated Statement of Cash Flows for
            the fiscal years ended July 31, 1999,
            1998 and 1997                                             21

            Notes to Consolidated Financial Statements                22


      2.    Financial Statement Schedule

            Schedule VIII - Allowance for
            Doubtful Accounts                                         37

     All other schedules are omitted because they are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

      3.    Exhibits

            Exhibit No.     Description
            -----------     -----------

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

           21.5             Schedule of Subsidiaries as of July 31, 1999
                            (3)

           23.0             Consent of Independent Accountants (3)

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

                            (2) Filed as exhibits to the Company's Form
                                10-K for Fiscal Year Ending July 31, 1988, and incorporated herein by reference.

                            (3) Filed herewith.


(a)  Reports on Form 8-K

      Registrant has not filed any reports on Form 8-K during the fourth quarter ended July 31, 1999.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, ECOLOGY AND ENVIRONMENT, INC. has duly caused this Annual Report to be signed on its behalf by the undersigned hereunto duly authorized:

Dated:  October 29, 1999               ECOLOGY AND ENVIRONMENT, INC.


                                       By: /s/ Gerhard J. Neumaier
                                          -------------------------------
                                           Gerhard J. Neumaier, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature                    Title                    Date
---------                    -----                    ----

/s/ Gerhard J. Neumaier      President                October 29, 1999
Gerhard J. Neumaier          (Chief Executive
                             Officer)

/s/ Frank B. Silvestro       Executive                October 29, 1999
Frank B. Silvestro           Vice-President

/s/ Gerald A. Strobel        Executive                October 29, 1999
Gerald A. Strobel            Vice-President

/s/ Ronald L. Frank          Secretary,               October 29, 1999
Ronald L. Frank              Treasurer, Executive
                             Vice-President of
                             Finance
                             (Principal Financial
                             and Accounting Officer)

/s/ Gerard A. Gallagher, Jr. Senior Vice              October 29, 1999
Gerard A. Gallagher, Jr.     President of
                             Special Projects
                             and Director

/s/ Harvey J. Gross          Director                 October 29, 1999
Harvey J. Gross

/s/ Ross M. Cellino          Director                 October 29, 1999
Ross M. Cellino

/s/ Brent D. Baird           Director                 October 29, 1999
Brent D. Baird

Exhibit Index
-------------

Exhibit 21.5          List of Subsidiaries

Exhibit 23            Consent of Independent Accountants

Exhibit 21.5

                   SCHEDULE OF SUBSIDIARIES
                      AS OF JULY 31, 1999


Subsidiaries of Ecology and Environment, Inc. (the "Company")
as of July 31, 1999.
                                                         Percentage of
                                                         Capital Stock
                                                         of Subsidiary
                                                         Owned by the
                                                         Company
                                                         -------------

1.  Ecology and Environment Engineering, Inc.                100%
        (a Colorado corporation)

2.  E & E Drilling and Testing Co., Inc.                     100%
        (a New York corporation)

3.  Ecology and Environment, Limited                         100%
        (a limited company formed under the
        laws of the Republic of Ireland)

4.  E & E Budapest Kft.                                      100%
        (a corporation formed under the
        laws of Hungary)

5.  E & E Umwelt - Beratung GmbH, Leipzig                    100%
        (a corporation formed under the laws
        of Germany)

6.  Ecology and Environment de Mexico S.A.de C.V.            100%
        (a corporation formed under the laws of Mexico)

7.  Ecology and Environment, S.A.                             55%
        (a corporation formed under the laws
        of Venezuela)

8.  Ecology and Environment Eurasia                          100%
        (a corporation formed under the laws of
        the Russian Republic)

9.  ecology and environment do brasil ltda.                   100%
        (a corporation formed under the laws of
        Brazil)

10. Ecology and Environment of Saudi Arabia               66 2/3%
    Company, Ltd.
        (a limited liability company formed
        under the laws of the Saudi Arabia)

11. Ecology & Environment South America, Inc.               100%
        (a corporation formed under the laws
        of the Cayman Islands)

12. Ecology & Environment International                    100%
    Services, Inc.
        (a Delaware Corporation)

13. Fruitas Marinas Del Mar S.A.                            90%
        (a corporation formed under the laws of
        Costa Rica)

14. Ecology & Environment de Chile, S.A.                   100%
        (a corporation formed under the
        laws of Chile)

15. Gestion Ambiental Consultores S.A.                    50.1%
        (a corporation formed under the laws of
        Chile)

EXHIBIT 23


                      Consent of Independent Accountants


We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 33-41998 and 333-30085) of Ecology and Environment, Inc. of our report dated October 8, 1999, appearing on page 17 of this Form 10-K. We also consent to the reference to us under the heading "Experts" in such Registration Statement (33-41998).



PricewaterhouseCoopers LLP

Buffalo, New York
October 27, 1999