Form 10-K/A
period 1999-07-31
ECOLOGY & ENVIRONMENT INC
filed 1999-11-15
CIK 809933

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

                                                       Yes  X    No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.
                                                                 ____


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


                      EXPLANATION OF FIRST AMENDMENT

     The Registrant, Ecology and Environment, Inc., (the "Company" or "EEI"), filed a Form 10-K on October 29, 1999 with the Securities and Exchange Commission, (the "SEC"). The Consolidated Statement of Cash Flows in Item 8 located on Page 21 of that form is hereby amended as shown in this First Amendment. All other Items remain unchanged from the previously filed Form 10-K.


                         Ecology and Environment, Inc.
                      Consolidated Statement of Cash Flows
                                                                  Year ended July 31,
                                                           1999         1998         1997
                                                        -----------  ----------   ----------
Cash flows from operating activities:
   Net income                                           $  287,661   $   470,703  $    113,071
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
   Depreciation                                          1,394,766     1,465,904     1,585,562
   (Gain) loss on disposition of property and equipment     15,767         ---          (1,225)
   Minority interest in Aquaculture Facility               211,651         ---           ---
   Net foreign exchange loss                               167,958        75,668        11,735
   Provision for contract adjustments                      606,875       661,925       112,925
   (Increase) decrease in:
      - contracts receivable, net                       (1,712,993)    2,735,269    (2,398,046)
      - other current assets                               267,059      (364,509)        5,107
      - income taxes receivable                            181,554         ---           ---
      - other non-current assets                           (41,997)      (62,411)       47,870
   Increase (decrease) in:
      - accounts payable                                   389,818       678,850      (560,508)
      - accrued payroll costs                             (934,594)     (540,685)     (404,081)
      - other accrued liabilities                         (144,830)    1,439,091       101,151
      - income taxes payable                                 ---        (184,583)      184,583
                                                         -----------  -----------   -----------

   Net cash provided by (used in) operating activities     688,694     6,375,222    (1,201,856)
                                                         -----------  -----------   -----------
Cash flows used in investing activities:
   Purchase of property, building and equipment, net    (3,215,322)   (1,543,118)     (977,046)
   Proceeds from sale of assets                            128,359         ---           1,225
   Payment for the purchase of bond                       (693,914)   (3,052,854)   (1,210,761)
   Proceeds from maturity of notes                       1,685,000     2,222,293       200,000
   Proceeds from sale of investment securities           1,242,172       136,972       498,882
   Investment in China Joint Venture                         ---         (21,637)     (148,396)
                                                         -----------  -----------   -----------

   Net cash used in investing activities                  (853,705)   (2,258,344)   (1,636,096)
                                                         -----------  -----------   -----------
Cash flows used in financing activities:
   Dividends paid                                        (1,268,598)  (1,265,480)   (1,265,174)
   Repayment of long-term debt                              (37,500)     (54,166)      (87,500)
   Net proceeds from issuance of common stock                67,285      115,034         ---
   Purchase of Treasury Stock                               (13,458)       ---        (175,000)
                                                         -----------  -----------   -----------

   Net cash used in financing activities                 (1,252,271)  (1,204,612)   (1,527,674)
                                                         -----------  -----------   -----------

Net increase (decrease) in cash and cash equivalents     (1,417,282)   2,912,266    (4,365,626)
Cash and cash equivalents at beginning of period          6,627,164    3,714,898     8,080,524
                                                         -----------  -----------   -----------

Cash and cash equivalents at end of period               $5,209,882   $6,627,164    $3,714,898
                                                         ===========  ===========   ===========

The accompanying notes are an integral part of these financial statements.


                                  SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, ECOLOGY AND ENVIRONMENT, INC. has duly caused this Annual Report to be signed on its behalf by the undersigned hereunto duly authorized:

Dated:  November 15, 1999               ECOLOGY AND ENVIRONMENT, INC.


                                       By: /s/ Gerhard J. Neumaier
                                          -------------------------------
                                           Gerhard J. Neumaier, President