Form 10-Q
period 1999-10-30
ECOLOGY & ENVIRONMENT INC
filed 1999-12-15
CIK 809933

Page 1 of 11

                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                   FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act in 1934



  For Quarter Ended October 30, 1999             Commission File #1-9065



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


  At December 1, 1999, 2,197,142 shares of Registrant's Class A Common Stock (par value $.01) and 1,768,728 shares of Class B Common Stock (par value $.01 were outstanding.




Page 2 of 11

                        Ecology and Environment, Inc.
                         Consolidated Balance Sheet
                               (Unaudited)
                                                   October 30, 1999      July 31, 1999
      						         ----------------      -------------
Assets
------

Current assets:
     Cash and cash equivalents			     $ 4,636,857          $ 5,209,882
     Investment securities available for sale          4,507,827            5,468,620
     Contract receivables, net	                  24,785,251           23,529,043
     Deferred income taxes			             1,397,501            1,565,144
     Income taxes receivable                             489,907              571,094
     Other current assets                              1,018,759              585,199
                                                     ------------         ------------
        Total current assets                          36,836,102           36,928,982

Property, building and equipment, net                 14,316,793           14,530,109
Deferred income taxes	                                 341,328              313,182
Other assets                                           1,355,836              922,461
	                                               ------------         ------------
    	Total assets				           $52,850,059          $52,694,735
                                                     ============         ============

Liabilities and Shareholders' Equity
------------------------------------

Current liabilities:
     Accounts payable                                $ 3,376,070          $ 3,634,114
     Accrued payroll costs                             3,808,857            2,240,904
     Other accrued liabilities                         2,086,268            3,550,878
                                                     ------------         ------------
	Total current liabilities                        9,271,195            9,425,896

Income Tax Payable                                        17,471               17,471
Minority Interest in Aquaculture Facility                208,224              211,651
Long-term debt                                           502,564              515,625

Shareholders' equity:
     Preferred stock, par value $.01 per share
        authorized - 2,000,000 shares; no shares
        issued                                             ---                   ---
     Class A common stock, par value $.01 per
        share; authorized - 6,000,000 shares;
        issued - 2,375,302 and 2,364,302 shares           23,752               23,752
     Class B common stock, par value $.01 per
        share; authorized - 10,000,000 shares
        issued - 1,794,987 and 1,805,987 shares           17,946               17,946
     Capital in excess of par value                   17,591,436           17,591,436
     Retained earnings                                26,739,021           26,412,508
     Teasury stock - Class A Common, 177,060 and
        183,310 shares; Class B common, 26,259
        shares, at cost                               (1,504,079)          (1,504,079)
                                                     ------------         ------------
	Total shareholders' equity                      42,868,076           42,541,563
                                                     ------------         ------------

 	Total liabilities and shareholders' equity     $52,850,059          $52,694,735
                                                     ============         ============

The accompanying notes are an integral part of these financial statements.

Page 3 of 11

                        Ecology and Environment, Inc.
                       Consolidate Statement of Income
                                (Unaudited)
                                                            Three months ended
            							------------------------------
                                                        October 30,       October 31,
	  	            				            1999              1998
				             		        ------------      ------------
Gross revenues         					        $20,171,316	  $16,927,330
Less:  direct subcontract costs				    3,400,313         1,690,672
                                                        ------------      ------------

Net revenues       					         16,771,003        15,236,658

Operating costs and expenses:
     Cost of professional services and
        other direct operating expenses			    9,683,888         8,868,033
     Administrative and indirect operating
	  expenses                                          4,211,293         3,935,128
     Marketing and related costs                          2,129,272         1,875,677
     Depreciation                                           347,243           338,738
                                                        ------------      ------------

Total operating costs & expenses                         16,371,696        15,017,576
                                                        ------------      ------------

Income from operations        		                  399,307           219,082
Interest (expense)     			                        (23,035)          (18,387)
Interest income               				      160,012           168,821
Minority Interest                                             3,427             ---
Net foreign currency exchange gain                            1,402             ---
                                                        ------------      ------------
Income before income taxes                                  541,113           369,516

Income tax provision (benefit):
     Federal                                                211,611           109,485
     State                                                  119,870            35,766
     Deferred                                              (116,881)           20,969
                                                        ------------       ------------

                                                            214,600           166,220
                                                        ------------       ------------

Net income                                                 $326,513          $203,296
                                                        ============       ============

Net income per common share:  Basic and Diluted               $0.08             $0.05
                                                        ============       ============

Weighted average common shares outstanding:
     Basic                                                3,967,347         3,960,720
                                                        ============       ============

     Diluted                                              3,967,347         3,969,868
                                                        ============       ============

The accompanying notes are an integral part of these financial statements.

Page 4 of 11

                          Ecology and Environment, Inc.
                       Consolidated Statement of Cash Flows
                                    (Unaudited)
                                                               Three months ended
 							               ------------------------------
                                                          October 30,       October 31,
	     					                         1999              1998
						                     ------------      ------------
Cash flows from operating activities:
     Net income         			               $   326,513        $  203,296
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
     Depreciation                                            347,243           338,738
     Loss on disposition of property and equipment            31,030             ---
     Minority Interest in Aquaculture Facility                (3,427)            ---
     Provision for contract adjustments                      103,000		  21,000
     (Increase) decrease in:
        - contracts receivable, net                       (1,359,208)         (755,169)
        - other current assets                              (433,560)         (103,069)
        - income taxes receivable                            220,684             ---
        - other non-current assets                          (433,375)          (16,653)
     Increase (decrease) in:
	  - accounts payable                                  (258,044)       (1,645,047)
	  - accrued payroll costs                            1,567,953         1,115,899
	  - other accrued liabilities                       (1,464,610)          197,329
                                                          -----------       -----------

     Net cash used in operating activities                (1,355,801)         (643,676)
                                                          -----------       -----------

Cash flows used in investing activities:
     Purchase of property, building and equipment, net      (118,531)         (274,619)
     Proceeds from sale of assets                            (46,425)            ---
     Payment for the purchase of bond                        (39,207)          (49,738)
     Proceeds from sale of investment securities           1,000,000             ---
     Investment in subsidiaries                                ---               7,314
     Investment in China joint ventures                        ---             (11,802)
                                                          -----------       -----------

     Net cash provided by (used in)investing activities      795,837          (328,845)
                                                          -----------       -----------

Cash flows used in financing activities:
     Repayment of long-term debt                             (13,061)           (2,985)
                                                          -----------       -----------

     Net cash used in financing activities                   (13,061)           (2,985)
                                                          -----------        -----------

Net decrease in cash and cash equivalents                   (573,025)         (975,506)
Cash and cash equivalents at beginning of period           5,209,882         6,627,164
                                                          -----------       -----------

Cash and cash equivalents at end of period                $4,636,857        $5,651,658
                                                          ===========       ===========

The accompanying notes are an integral part of these financial statements.


Page 5 of 11
                      ECOLOGY AND ENVIRONMENT, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of significant accounting principles

     a.  Consolidation
         -------------

     The consolidated financial statements include the accounts of Ecology and Environment, Inc. (the Company) and its wholly-owned subsidiaries. Also reflected in the financial statements is the Company's 66-2/3% ownership in the assets of a nonoperating subsidiary, Ecology and Environment of Saudi Arabia Ltd. (EESAL), and a 50% ownership in two Chinese operating joint ventures, Beijing Yi Yi Ecology and Engineering Co. Ltd. and The Tianjin Green Engineering Company. These joint ventures are accounted for under the equity method. All significant intercompany transactions and balances have been eliminated. The consolidated balance sheet at October 30, 1999 and the accompanying consolidated statements of income and of cash flows are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. The accompanying financial statements should be reviewed in conjunction with the Company's fiscal year ended July 31, 1999 audited financial statements.

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

     c.  Revenue Recognition
         -------------------

     Substantial amounts of the Company's revenues are derived from cost-plus-fixed fee contracts using the percentage of completion method based on costs incurred plus the fee earned. Provisions for estimated contract adjustments relating to cost based contracts have been deducted from gross revenues in the accompanying consolidated statement of income. Such adjustments typically arise as a result of interpretations of cost allowability under cost based contracts. Revenues related to long-term government contracts are subject to audit by an agency of the United States government. Government audits have been completed through fiscal year 1991 and are currently in process for fiscal years 1992 through 1994. The majority of the balance in the allowance for contract adjustments accounts represents a reserve against possible adjustments for fiscal years 1992 through 1999.

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

2.   Contract Receivables, Net
     -------------------------

     Contract receivables are comprised of:

                                           October 30,      July 31,
                                              1999            1999
                                          ------------    ------------
     United States government
        Billed                            $ 5,302,633     $ 4,049,963
        Unbilled                            5,291,654       5,112,599
                                          ------------    ------------
                                           10,594,287       9,162,562
                                          ------------    ------------
     Industrial customers and state
     and municipal governments
        Billed                              9,311,315       9,348,639
        Unbilled                            6,025,383       6,110,576
                                          ------------    ------------
                                           15,336,698      15,459,215
                                          ------------    ------------
     Less allowance for contract
     adjustments                           (1,145,734)     (1,092,734)
                                          ------------    ------------

                                          $24,785,251     $23,529,043
                                          ============    ============

     United States government receivables arise from long-term U.S. government prime contracts and subcontracts. Unbilled receivables result from revenues which have been earned, but are not billed as of period-end. The above unbilled balances are comprised of incurred costs plus fees not yet processed and billed; and differences between year-to-date provisional billings and year-to-date actual contract costs incurred and fees earned of ($133,855) at October 30, 1999 and $465,000 at July 31, 1999.
     Management anticipates that the October 30, 1999 unbilled receivables will be substantially billed and collected in fiscal year 2000. Within the above billed balances are contractual retainages in the amount of approximately $1,658,527 at October 30, 1999 and $1,914,000 at July 31, 1999. Included in other accrued liabilities is an additional allowance for contract adjustments relating to potential cost disallowances on amounts billed and collected in current and prior years' projects of approximately $1,876,000 at October 30, 1999 and July 31, 1999.

3.   Earnings Per Share
     -------------------

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

4.   Segment Reporting
     -----------------

     Ecology and Environment, Inc. has three reportable segments: consulting services, analytical laboratory services, and aquaculture. The consulting services segment provides broad based environmental services encompassing audits and impact assessments, surveys, air and water quality management, environmental engineering, environmental infrastruc-ture planning, and industrial hygiene and occupational health studies to a world wide base of customers. The analytical laboratory provides analytical testing services to industrial and governmental clients for the analysis of waste, soil and sediment samples. The shrimp aquaculture facility, located in Costa Rica, was purchased on July 30, 1999. Consequently, there was virtually no reportable segment activity for fiscal year 1999. This facility will produce shrimp grown in a controlled environment for markets worldwide.

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

     Reportable segment data for the three months ended October 30, 1999 is as follows:

                                           Consulting   Analytical   Aquaculture     Total
                                           -----------  -----------  -----------  -----------

     Net revenues from external customers  $15,653,485  $  685,166        ---     $16,338,651
     Intersegment revenues                       ---       432,352        ---         432,352
                                           -----------  ----------   -----------  -----------

     Total consolidated net revenues       $15,653,485  $1,117,518        ---     $16,771,003
                                           ===========  ===========  ===========  ===========

     Depreciation expense                      230,347      94,792       22,104       347,243
     Segment profit (loss)                     608,471    (174,894)     (34,270)      399,307
     Segment Assets                         43,234,614   7,176,000    2,439,445    52,850,059
     Expenditures for long-lived assets         68,950       3,677       36,132       108,759

     Geographic Information:
                                           Net          Long-lived
                                       Revenues (1)       Assets
                                       ------------    ------------

         United States                 $15,507,003     $33,400,535

         Foreign countries              $1,264,000      $2,264,002

     (1) Net revenues are attributed to countries based on the location of the customers.


     Reportable segments for the three months ended October 31, 1998 are as follows:

                                            Consulting   Analytical     Total
                                           -----------  -----------  -----------

     Net revenues from external customers  $14,014,688  $   608,921  $14,623,609
     Intersegment net revenues                   ---        613,049      613,049
                                           -----------  -----------  -----------

     Total consolidated net revenues       $14,014,688   $1,221,970  $15,236,658
                                           ===========   ==========  ===========

     Depreciation expense                      247,212       91,526      338,738
     Segment profit (loss)                     541,580     (322,498)     219,082
     Segment Assets                         45,608,633    7,347,000   52,955,633
     Expenditures for long-lived assets        300,344       76,295      224,049

     Geographic Information:
                                           Net              Long-lived
                                        Revenues (1)          Assets
                                       -------------       ------------

          United States                $13,929,658         $33,774,400

          Foreign countries              1,307,000             112,584

     (1) Net revenues are attributed to countries based on the location of the customers.

PART 1 - ITEM 2
----------------------

Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition
-------------------

As of October 30, 1999, the Company's working capital balance of $27.5 million was unchanged since July 31, 1999. Cash and cash equivalents decreased $.5 million due to a $1.3 million increase in contracts receivable offset by $1.0 million received from the sale of investment securities. The increase in contracts receivable was due to increased revenues.

The Company maintains an unsecured line of credit of $10.0 million with a bank at the prevailing prime rate. There are no borrowings outstanding under this line of credit at October 30, 1999 and none were required during the fiscal quarter. The Company has historically financed its activities through cash flows from operations. Internally generated funds have been adequate to support the demands for working capital, the purchase of new fixed assets and investment securities and the payment of dividends. There are no significant working capital requirements pending at October 30, 1999. The Company's exiting cash along with that generated by future operations and the existing credit line is expected to be sufficient to meet the Company's needs for the foreseeable future.

Results of Operations
---------------------

Net revenues for the first quarter of fiscal year 2000 were $16.8 million, up $1.6 million or 10% from the $15.2 million reported in the first quarter of the prior year. The increase in net revenues was due primarily to increased sales from contracts with the United States Environmental Protection Agency (EPA) as well as increased net revenues from the United States Department of Defense (DOD).

Net income for the first quarter of fiscal year 2000 was $327,000 or $.08 per share, an increase of 61% from the $203,000 or $.05 per share reported in the first quarter of fiscal year 1999. The increase in earnings was primarily due to significant improvement in the Company's Analytical Services Center (ASC) operation. The ASC operating losses were reduced by 45% from the first quarter of the prior year as a result of efficiency gains realized from the Company's new laboratory information handling system installed in fiscal year 1999 as well as reduced operating costs in the ASC. The Company reduced its ASC operating costs by $800,000 on an annualized basis in fiscal 1999 and these reduced costs are now benefitting current operations. In addition, increased net revenues from the START contracts and DOD clients resulted in increased staff utilization and improved margins in the Company's consulting business.

Year 2000 Compliance
--------------------

Many currently installed computer systems are not capable of distinguishing 21st century dates from 20th century dates. As a result, computer systems and/or software used by many companies in a wide variety of applications will experience operating difficulties unless they are modified or upgraded to adequately process information involving, related to or dependent upon the century change.

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

The cost of the Company's Year 2000 compliance upgrade was funded from current operations and did not have a material adverse effect on the Company's business, financial position or results of operations. The Company estimates the total cost of the upgrade was approximately $700,000 including $200,000-$250,000 for internal labor costs.

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


                                       ECOLOGY AND ENVIRONMENT, INC.



Date:  December 15, 1999             By:   /s/ Ronald L. Frank
                                         -------------------------
                                          Ronald L. Frank
                                          Executive Vice President
                                          Chief Financial Officer
                                          (Principal Financial
                                           Accounting Officer)