Form 10-Q
period 2000-01-29
ECOLOGY & ENVIRONMENT INC
filed 2000-03-13
CIK 809933

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934



For Quarter Ended January 29, 2000               Commission File #1-9065



                        ECOLOGY AND ENVIRONMENT, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

         New York                                  16-0971022
----------------------------          ------------------------------------
(State or other jurisdiction          (I.R.S. Employer Identification No.)
       organization)

                          368 Pleasant View Drive
                         Lancaster, New York 14086
                  ----------------------------------------
                  (Address of principal executive offices)


Registrant's telephone number, including area code:  716-684-8060



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                             Yes     X         No
                                                   -----           -----

At March 9, 2000, 2,197,142 shares of Registrant's Class A Common Stock (par value $.01) and 1,768,728 shares of Class B Common Stock (par value $.01) were outstanding.

Page 2 of 11

                        Ecology and Environment, Inc.
                         Consolidated Balance Sheet

                                                   January 29, 2000
                                                     (Unaudited)         July 31, 1999
       						         ----------------      -------------
Assets
------

Current assets:
     Cash and cash equivalents			     $ 3,130,774          $ 5,209,882
     Investment securities available for sale          3,888,315            5,468,620
     Contract receivables, net	                  23,360,182           23,529,043
     Deferred income taxes			             1,639,355            1,565,144
     Income taxes receivable                             422,463              571,094
     Other current assets                              1,807,126              585,199
                                                     ------------         ------------
        Total current assets                          34,248,215           36,928,982

Property, building and equipment, net                 14,192,972           14,530,109
Deferred income taxes	                                 341,328              313,182
Other assets                                           1,017,288              922,461
	                                               ------------         ------------
    	Total assets				           $49,799,803          $52,694,735
                                                     ============         ============

Liabilities and Shareholders' Equity
------------------------------------

Current liabilities:
     Accounts payable                                $ 1,883,461          $ 3,634,114
     Accrued payroll costs                             2,420,111            2,240,904
     Other accrued liabilities                         2,460,301            3,550,878
                                                     ------------         ------------
	Total current liabilities                        6,763,873            9,425,896


Minority interest                                        235,343              211,651
Long-term debt                                           496,875              515,625

Shareholders' equity:
     Preferred stock, par value $.01 per share
        authorized - 2,000,000 shares; no shares
        issued                                             ---                   ---
     Class A common stock, par value $.01 per
        share; authorized - 6,000,000 shares;
        issued - 2,375,302 and 2,375,302 shares           23,752               23,752
     Class B common stock, par value $.01 per
        share; authorized - 10,000,000 shares
        issued - 1,794,987 and 1,794,987 shares           17,946               17,946
     Capital in excess of par value                   17,591,436           17,591,436
     Retained earnings                                26,174,657           26,412,508
     Teasury stock - Class A Common, 177,060 and
        177,060 shares; Class B common, 26,259
        shares, at cost                               (1,504,079)          (1,504,079)
                                                     ------------         ------------
	Total shareholders' equity                      42,303,712           42,541,563
                                                     ------------         ------------

 	Total liabilities and shareholders' equity     $49,799,803          $52,694,735
                                                     ============         ============

The accompanying notes are an integral part of these financial statements.

Page 3 of 11

                        Ecology and Environment, Inc.
                       Consolidated Statement of Income
                                (Unaudited)
                                                              Six months ended
            							------------------------------
                                                        January 29,       January 30,
	  	            				            2000              1999
				             		        ------------      ------------
Gross revenues         					        $40,696,732	  $34,919,617
Less:  direct subcontract costs				    7,435,855         4,579,856
                                                        ------------      ------------

Net revenues       					         33,260,877        30,339,761

Operating costs and expenses:
     Cost of professional services and
        other direct operating expenses			   19,454,979        17,818,021
     Administrative and indirect operating
	  expenses                                          8,300,610         7,944,120
     Marketing and related costs                          4,234,208         3,697,311
     Depreciation                                           699,669           649,537
                                                        ------------      ------------

Total operating costs & expenses                         32,689,466        30,108,989
                                                        ------------      ------------

Income from operations        		                  571,411           230,772
Interest expense     			                        (38,493)          (31,765)
Interest income               				      262,574           351,452
Minority interest                                           (23,692)             ---
Net foreign currency exchange loss                           (7,847)         (145,461)
                                                        ------------      ------------
Income before income taxes                                  763,953           404,998

Income tax provision (benefit):
     Federal                                                321,621            50,531
     State                                                  148,000            22,624
     Deferred                                              (102,357)           60,810
                                                        ------------       ------------

Total income tax provision (benefit)                        367,264           133,965
                                                        ------------       ------------

Net income                                                 $396,689          $271,033
                                                        ============       ============

Net income per common share:  Basic and Diluted               $0.10             $0.07
                                                        ============       ============

Weighted average common shares outstanding:
     Basic                                                3,966,608         3,960,720
                                                        ============       ============
Weighted average common shares outstanding:
     Diluted                                              3,966,608         3,969,510
                                                        ============       ============

The accompanying notes are an integral part of these financial statements.

Page 4 of 11

                          Ecology and Environment, Inc.
                       Consolidated Statement of Cash Flows
                                   (Unaudited)
                                                                Six months ended
 							               ------------------------------
                                                          January 29,       January 30,
	     					                         2000              1999
						                     ------------      ------------
Cash flows from operating activities:
     Net income         			               $   396,689        $  271,033
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
     Depreciation                                            699,669           649,537
     Gain on disposition of property and equipment             8,040             ---
     Minority interest                                        23,692             ---
     Provision for contract adjustments                      193,000		  21,250
     (Increase) decrease in:
        - contracts receivable, net                          (24,139)       (1,021,930)
        - other current assets                            (1,221,927)          326,390
        - income taxes receivable                             46,274            ---
        - other non-current assets                           (94,827)          (23,697)
     Increase (decrease) in:
	  - accounts payable                                (1,750,654)       (1,519,415)
	  - accrued payroll costs                              179,207            16,173
	  - other accrued liabilities                       (1,090,577)          397,812
                                                          -----------       -----------

     Net cash used in operating activities                (2,635,553)         (900,847)
                                                          -----------       -----------

Cash flows used in investing activities:
     Purchase of property, building and equipment, net      (225,234)         (341,641)
     Proceeds from sale of assets                           (145,337)            ---
     Payment for the purchase of bond                        (95,353)         (117,256)
     Proceeds from maturity of notes                         500,658             ---
     Proceeds from sale of investment securities           1,175,000             ---
     Investment in subsidiaries                                ---               7,314
     Investment in China joint ventures                        ---             (20,601)
                                                          -----------       -----------

     Net cash provided by (used in)investing activities    1,209,734          (472,184)
                                                          -----------       -----------

Cash flows used in financing activities:
     Dividends paid                                         (634,539)         (633,675)
     Repayment of long-term debt                             (18,750)          (18,779)
                                                          -----------       -----------

     Net cash used in financing activities                  (653,289)         (652,454)
                                                          -----------        -----------

Net decrease in cash and cash equivalents                 (2,079,108)       (2,025,485)
Cash and cash equivalents at beginning of period           5,209,882         6,627,164
                                                          -----------       -----------

Cash and cash equivalents at end of period                $3,130,774        $4,601,679
                                                          ===========       ===========

The accompanying notes are an integral part of these financial statements.

                     ECOLOGY AND ENVIRONMENT, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Summary of significant accounting principles
    --------------------------------------------

a.  Consolidation

The consolidated financial statements include the accounts of Ecology and Environment, Inc. (the Company) and its subsidiaries. Also reflected in the financial statements is the Company's 66 2/3% ownership in the assets of a nonoperating Company's subsidiary, Ecology and Environment of Saudi Arabia Ltd. (EESAL), and a 50% ownership in two Chinese operating joint ventures, Beijing Yi Yi Ecology and Engineering Co. Ltd. and The Tianjin Green Engineering Company. These joint ventures are accounted for under the equity method. All significant intercompany transactions and balances have been eliminated. The consolidated balance sheet at January 29, 2000 and the accompanying consolidated statements of income and of cash flows are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. The accompanying financial statements should be reviewed in conjunction with the Company's fiscal year ended July 31, 1999 audited financial statements.

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

d.  Income Taxes

The Company follows the asset and liability approach to account for income taxes. This approach requires the recognition of deferred tax liabilities and assets for the expected futures tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Although realization is not assured, management believes it is more likely than not that the recorded net deferred tax assets will be realized. Since in some cases management has utilized estimates, the amount of the net deferred tax asset considered realizable could be reduced in the near term. No provision has been made for United States income taxes applicable to undistributed earnings of foreign subsidiaries as it is the intention of the Company to indefinitely reinvest those earnings in the operations of those entities.

2.   Contract Receivables, Net
     -------------------------

     Contract receivables are comprised of:

                                    January 29,        July 31,
                                       2000              1999
                                  -------------     -------------
     United States Government
           Billed                  $6,536,380         $4,049,963
           Unbilled                 2,739,738          5,112,599
                                  -------------     -------------
                                    9,276,118          9,162,562
     Industrial customers and
     state and municipal
     governments
           Billed                  10,012,807          9,348,639
           Unbilled                 5,321,991          6,110,576
                                  -------------      ------------
                                   15,334,798         15,459,215

     Less allowance for contract
     adjustments                   (1,250,734)        (1,092,734)
                                  ------------       ------------
                                  $23,360,182        $23,529,043

    United States government receivables arise from long-term U.S. government prime contracts and subcontracts. Unbilled receivables result from revenues which have been earned, but are not billed as of period-end. The above unbilled balances are comprised of incurred costs plus fees not yet processed and billed; and differences between year-to-date provisional billings and year-to-date actual contract costs incurred and fees earned of ($96,349) at January 29, 2000 and $465,000 at July 31, 1999. Management
    anticipates that the January 29, 2000 unbilled receivables will be substantially billed and collected in fiscal year 2000. Within the above billed balances are contractual retainages in the amount of approximately $1,717,874 and $1,914,000 at July 31, 1999. Included in other accrued liabilities is an additional allowance for contract adjustments relating to potential cost disallowances on amounts billed and collected in current and prior years' projects of approximately $1,876,000 at January 29, 2000 and July 31, 1999.

    3.  Earnings Per Share
        ------------------

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

    4.  Acquisition
        -----------

    In September 1999 the Company, through it's Chilean subsidiary, acquired a 50.1% stake in Gestion Ambiental Consultores, (GAC), a Chilean environmental consulting firm for a cash payment of $400,000. GAC has expertise in mining, steel manufacturing and energy resources. The following information presents the pro forma consolidated results of operations as if the acquisition had occurred on August 1, 1998. The pro forma amounts may not be indicative of the results that actually would have been achieved had the acquisition occurred as of August 1, 1998 and are not necessarily indicative of future results.

                                          Six Months Ended
                                          January 30, 1999
                                            (Unaudited)
                                     ------------------------
                  Net sales                 30,725,794
                  Income before taxes          382,202
                  Net income                   246,127
                  Net income per share            $.06

    5.  Segment Reporting
        -----------------

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

    The Company's reportable segments are separate and distinct business units that offer different products. Consulting services are sold on the basis of time charges while analytical service and aquaculture products are sold on the basis of product unit prices.

     Reportable segment data for the six months ended January 29, 2000 are as follows:

                                           Consulting   Analytical   Aquaculture     Total
                                           -----------  -----------  -----------  -----------

     Net revenues from external customers  $30,918,303  $1,357,765     $246,926   $32,522,994
     Intersegment revenues                       ---       737,883        ---         737,883
                                           -----------  ----------   -----------  -----------
     Total consolidated net revenues       $30,918,303  $2,095,648     $246,926   $33,260,877

     Depreciation expense                      455,565     188,787       55,317       699,669
     Segment profit (loss)                   1,104,709    (449,448)     (83,850)      571,411
     Segment Assets                         38,360,489   8,233,000    3,206,314    49,799,803
     Expenditures for long-lived assets        411,101      47,780      141,488       221,833


     Geographic Information:
                                           Net          Long-lived
                                       Revenues (1)       Assets
                                       ------------    ------------

         United States                 $30,624,877     $33,534,070
         Foreign countries              $2,636,000      $2,393,000

     (1) Net revenues are attributed to countries based on the location of the customers.


     Reportable segment data for the six months ended January 30, 1999 are as follows:

                                            Consulting   Analytical     Total
                                           -----------  -----------  -----------

     Net revenues from external customers  $28,245,495   $1,029,186  $29,274,681
     Intersegment net revenues                   ---      1,065,080    1,065,080
                                           -----------  -----------  -----------

     Total consolidated net revenues       $28,245,495   $2,094,266  $30,339,761

     Depreciation expense                      463,462       86,075      649,537
     Segment profit (loss)                   1,241,162   (1,010,440)     230,722
     Segment Assets                         44,857,735    7,837,000   52,694,735
     Expenditures for long-lived assets        236,150       76,295      312,445

     Geographic Information:
                                           Net              Long-lived
                                        Revenues (1)          Assets
                                       -------------       ------------

          United States                $27,075,761         $33,850,982
          Foreign countries             $3,264,000            $124,398

     (1) Net revenues are attributed to countries based on the location of the customers

PART 1 - ITEM 2
---------------

Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition
-------------------

As of January 29, 2000, the Company's working capital balance of $27.5 million was unchanged since July 31, 1999. Cash and cash equivalents decreased $2.0 million due to a $2.7 million decrease in accounts payable and accrued liabilities offset by $1.5 million received from the sale of investment securities. Contracts receivable decreased slightly despite increased gross revenues.

The Company maintains an unsecured line of credit of $10.0 million with a bank at 1/2% below the prevaling prime rate. There are no borrowings outstanding under this line of credit at January 29, 2000 and none were required during the fiscal quarter. The Company has historically financed its activities through cash flows from operations. Internally generated funds have been adequate to support the demands for working capital, the purchase of new fixed assets, investment securities and the payment of dividends. There are no significant working capital requirements pending at January 29, 2000. The Company's existing cash along with that generated by future operations and the existing credit line is expected to be sufficient to meet the Company's needs for the foreseeable future.

Results of Operations
---------------------

Net revenues for the second quarter of fiscal year 2000 were $16.5 million, up $1.4 million or 9% from the $15.1 million reported in the second quarter of the prior year. The increase in net revenues was due primarily to increased sales from contracts with the United States Department of Defense as well as increased net revenues from private commercial clients.

Net income for the second quarter of fiscal year 2000 was $70,000 or $.02 per share, consistent with the $68,000 or $.02 per share reported in the second quarter of fiscal year 1999. Improved operating margins realized in the second quarter of FY 2000 compared to the prior year was offset by a drop in interest income of approximately $80,000. Interest income has declined as a result of the Company's investments in aquaculture and the purchase of a controlling interest in a Chilean company. In addition, net income was also reduced by losses from the Company's Venezuelan subsidiary as that country experiences difficulties related to the recent elections.

The Company continues to benefit from efficiency gains implemented in its Analytical Services Center (ASC) operations. Despite flat revenues, the operating loss in the ASC has been reduced by more than 50% compared to the prior year.

Net revenues for the six months ending January 29, 2000 were $33.3 million, an increase of 10% from the $30.3 million reported in the first half of fiscal year 1999. Net income for the current six months was $397,000 or $.10 per share, an increase of 46% from the prior year. The increased net revenues are primarily due to increased work with the United States Department of Defense and private commercial clients. The increased net income is mainly attributable to the aforementioned efficiency improvements in the ASC as well as improved margins in the Company's consulting business due to the increased revenues.

Impact of Year 2000
-------------------

The Year 2000 issue concerns the ability of computer hardware and software to distinguish between the year 1900 and the year 2000. An inability to make this distinction could result in computer application failure. Prior to the year 2000, the Company completed a detailed assessment of all its information technology and non-information technology hardware and software with regard to the Year 2000 issue. Information and non-information technology hardware and software were inventoried and those not Year 2000 ready were identified, remediated (i.e., corrected or replaced) and tested to ensure that they would, in fact, operate as desired according to Year
2000 requirements. The Company expensed aproximately $700,000 in connection with remediating its systems. As a result of its Year 2000 readiness efforts, the Company's mission critical information technology and non-information technology systems successfully distinguished between the year 1900 and the year 2000 on January 1, 2000 without any mission critical application failure. However, the Company will continue to monitor its mission critical computer applications throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

PART 2 - OTHER INFORMATION
--------------------------

Item 1, Legal Proceedings.
--------------------------

The Registrant has previously reported information for Item 1 that is required to be presented in Item 3 of its Annual Report on Form 10-K for its fiscal year ended July 31, 1999 which is incorporated herein by reference.

Item 2, Changes in Securities.
------------------------------

     (a)  Not Applicable.

     (b)  Not Applicable.

Item 3, Defaults Upon Senior Securities.
----------------------------------------

The Registrant has no information for Item 3 that is required to be presented.

Item 4, Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

     (a) The Annual Meeting of Shareholders of the Registrant was held on January 13, 2000.

     (b) At such meeting, the following persons were elected as directors by the holders of Class A Common Stock: Brent D. Baird and Ross M. Cellino; and the following directors by the holders of Class B Common Stock: Gerhard J. Neumaier, Ronald L. Frank, Frank
B. Silvestro, Gerald A. Strobel, Gerard A. Gallagher, Jr. and
Harvey J. Gross.

     (c) A proposal appointing the accounting firm of PricewaterhouseCoopers LLP as the Registrant's independent public accountant for its fiscal year ending July 31, 2000 was approved by the Registrant's shareholders in the following manner: (i) the holders of Class A Common Stock voted as follows:
206,713.3 votes were cast in favor, 349.5 votes were cast against this proposal and 398.2 votes abstained (representing 2,067,133 shares, 3,495 shares and 3,982 shares voted respectively, each share of Class A Common Stock being entitled to 1/10 of 1 vote per share for this proposal); and (ii) the holders of Class B Common Stock voted as follows: 1,237,155 votes were cast in favor, -0- votes cast against this proposal and -0- votes abstained
(each share of Class B Common Stock being entitled to one vote per share for this proposal).

     (d)   Not Applicable.

Item 5, Other Information.
--------------------------

The Registrant has no information for Item 5 required to be presented.

Item 6, Exhibits and Reports on Form 8-K.
-----------------------------------------

Not Applicable.

Not Applicable.



                           SIGNATURE
                           ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             ECOLOGY AND ENVIRONMENT, INC.



Date:  March 13, 2000        By:    /n/  Ronald L. Frank
                                  -------------------------
                                  Executive Vice President
                                  Chief Financial Officer
                                  (Principal Financial
                                   Accounting Officer)