Form 10-Q
period 2000-04-29
ECOLOGY & ENVIRONMENT INC
filed 2000-06-13
CIK 809933

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934



For Quarter Ended April 29, 2000                   Commission File #1-9065



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

At June 6, 2000, 2,207,063 shares of Registrant's Class A Common Stock (par value $.01) and 1,758,307 shares of Class B Common Stock (par value $.01) were outstanding.

                        Ecology and Environment, Inc.
                         Consolidated Balance Sheet

                                                    April 29, 2000
                                                      (Unaudited)        July 31, 1999
       						         ----------------      -------------
Assets
------

Current assets:
     Cash and cash equivalents			     $ 6,856,583          $ 5,209,882
     Investment securities available for sale          3,413,417            5,468,620
     Contract receivables, net                        20,192,580           23,529,043
     Deferred income taxes                             1,639,355            1,565,144
     Income taxes receivable                             387,490              571,094
     Other current assets                              1,453,755              585,199
                                                     ------------         ------------
        Total current assets                          33,943,180           36,928,982

Property, building and equipment, net                 15,501,484           14,530,109
Deferred income taxes	                                 341,328              313,182
Other assets                                           1,150,627              922,461
	                                               ------------         ------------
        Total assets                                 $50,936,619          $52,694,735
                                                     ============         ============

Liabilities and Shareholders' Equity
------------------------------------

Current liabilities:
     Accounts payable                                $ 2,530,896          $ 3,634,114
     Accrued payroll costs                             3,720,004            2,240,904
     Other accrued liabilities                         2,183,044            3,550,878
                                                     ------------         ------------
        Total current liabilities                      8,433,944            9,425,896


Minority interest                                         19,947              211,651
Long-term debt                                             ---                515,625

Shareholders' equity:
     Preferred stock, par value $.01 per share
        authorized - 2,000,000 shares; no shares
        issued                                             ---                   ---
     Class A common stock, par value $.01 per
        share; authorized - 6,000,000 shares;
        issued - 2,375,302 and 2,375,302 shares           23,752               23,752
     Class B common stock, par value $.01 per
        share; authorized - 10,000,000 shares
        issued - 1,794,987 and 1,794,987 shares           17,946               17,946
     Capital in excess of par value                   17,591,436           17,591,436
     Retained earnings                                26,353,673           26,412,508
     Teasury stock - Class A Common, 177,060 and
        177,060 shares; Class B common, 26,259
        shares, at cost                               (1,504,079)          (1,504,079)
                                                     ------------         ------------
        Total shareholders' equity                    42,482,728           42,541,563
                                                     ------------         ------------

        Total liabilities and shareholders' equity   $50,936,619          $52,694,735
                                                     ============         ============

The accompanying notes are an integral part of these financial statements.

                        Ecology and Environment, Inc.
                       Consolidated Statement of Income
                                (Unaudited)
                                                             Nine months ended
                                                        ------------------------------
                                                          April 29,          May 1,
	  	            				            2000              1999
                                                        ------------      ------------
Gross revenues                                          $61,763,014       $55,722,099
Less:  direct subcontract costs				   11,166,433         8,593,113
                                                        ------------      ------------

Net revenues                                             50,596,581        47,128,986

Operating costs and expenses:
     Cost of professional services and
        other direct operating expenses                  29,773,208        27,627,185
     Administrative and indirect operating
	  expenses                                         12,839,457        12,511,212
     Marketing and related costs                          6,175,820         5,891,329
     Depreciation                                           994,141         1,030,642
                                                        ------------      ------------

Total operating costs & expenses                         49,782,626        47,060,368
                                                        ------------      ------------

Income from operations                                      813,955            68,618
Interest expense                                            (51,227)          (54,722)
Interest income                                             344,186           501,339
Minority interest                                           (19,947)             ---
Net foreign currency exchange loss                          (15,423)         (157,541)
                                                        ------------      ------------
Income before income taxes                                1,071,544           357,694

Income tax provision (benefit):
     Federal                                                409,549            34,933
     State                                                  188,647            16,016
     Deferred                                              (102,357)           22,882
                                                        ------------       ------------

Total income tax provision (benefit)                        495,839            73,831
                                                        ------------       ------------

Net income                                                 $575,705          $283,863
                                                        ============       ============

Net income per common share:  Basic and Diluted               $0.15             $0.07
                                                        ============       ============

Weighted average common shares outstanding:
     Basic                                                3,966,282         3,960,720
                                                        ============       ============
Weighted average common shares outstanding:
     Diluted                                              3,966,282         3,969,510
                                                        ============       ============

The accompanying notes are an integral part of these financial statements.

                          Ecology and Environment, Inc.
                       Consolidated Statement of Cash Flows
                                   (Unaudited)
                                                               Nine months ended
                                                         ------------------------------
                                                           April 29,           May 1,
                                                             2000               1999
                                                         ------------      ------------
Cash flows from operating activities:
     Net income         			               $   575,705        $  283,863
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
     Depreciation                                            994,141         1,030,642
     Gain on disposition of property and equipment            12,702             ---
     Minority interest                                      (191,704)            ---
     Provision for contract adjustments                      529,657		   9,200
     (Increase) decrease in:
        - contracts receivable, net                        2,806,807        (3,581,489)
        - other current assets                              (868,556)          262,105
        - income taxes receivable                             81,247          (172,300)
        - other non-current assets                          (228,166)          (34,938)
     Increase (decrease) in:
        - accounts payable                                (1,103,219)         (786,379)
        - accrued payroll costs                            1,479,100           943,745
        - other accrued liabilities                       (1,367,834)          740,396
                                                          -----------       -----------

     Net cash used in operating activities                (2,719,880)       (1,305,155)
                                                          -----------       -----------

Cash flows provided by (used in) investing activities:
     Purchase of property, building and equipment, net    (1,479,909)         (617,765)
     Proceeds from sale of assets                           (498,309)            ---
     Payment for the purchase of bond                       (120,455)         (670,310)
     Proceeds from maturity of notes                         500,658           562,689
     Proceeds from sale of investment securities           1,675,000             ---
                                                          -----------       -----------

     Net cash provided by (used in)investing activities       76,985          (725,386)
                                                          -----------       -----------

Cash flows used in financing activities:
     Dividends paid                                         (634,539)         (633,675)
     Repayment of long-term debt                            (515,625)          (28,125)
     Purchase of Treasury Stock                                ---              (5,250)
                                                          -----------       -----------

     Net cash used in financing activities                (1,150,164)         (667,050)
                                                          -----------        -----------

Net decrease in cash and cash equivalents                 (1,646,701)       (2,697,591)
Cash and cash equivalents at beginning of period           5,209,882         6,627,164
                                                          -----------       -----------

Cash and cash equivalents at end of period                $6,856,583        $3,929,573
                                                          ===========       ===========

The accompanying notes are an integral part of these financial statements.

                     ECOLOGY AND ENVIRONMENT, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Summary of significant accounting principles
    --------------------------------------------

a.  Consolidation
    -------------

The consolidated financial statements include the accounts of Ecology and Environment, Inc. (the Company) and its subsidiaries. Also reflected in the financial statements is the Company's 66 2/3% ownership in the assets of a nonoperating Company's subsidiary, Ecology and Environment of Saudi Arabia Ltd. (EESAL), and a 50% ownership in two Chinese operating joint ventures, Beijing Yi Yi Ecology and Engineering Co. Ltd. and The Tianjin Green Engineering Company. These joint ventures are accounted for under the equity method. All significant intercompany transactions and balances have been eliminated. The consolidated balance sheet at April 29, 2000 and the accompanying consolidated statements of income and of cash flows are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. The accompanying financial statements should be reviewed in conjunction with the Company's fiscal year ended July 31, 1999 audited financial statements.

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

2.   Contract Receivables, Net
     -------------------------

     Contract receivables are comprised of:

                                     April 29,         July 31,
                                       2000              1999
                                  -------------     -------------
     United States Government
           Billed                  $3,845,055         $4,049,963
           Unbilled                 3,956,163          5,112,599
                                  -------------     -------------
                                    7,801,218          9,162,562
     Industrial customers and
     state and municipal
     governments
           Billed                   9,721,664          9,348,639
           Unbilled                 4,287,641          6,110,576
                                  -------------      ------------
                                   14,009,305         15,459,215

     Less allowance for contract
     adjustments                   (1,617,943)        (1,092,734)
                                  ------------       ------------
                                  $20,192,580        $23,529,043

    United States government receivables arise from long-term U.S. government prime contracts and subcontracts. Unbilled receivables result from revenues which have been earned, but are not billed as of period-end. The above unbilled balances are comprised of incurred costs plus fees not yet processed and billed; and differences between year-to-date provisional billings and year-to-date actual contract costs incurred and fees earned of ($448,277) at April 29, 2000 and $465,000 at July 31, 1999. Management
    anticipates that the April 29, 2000 unbilled receivables will be substantially billed and collected in fiscal year 2000. Within the above billed balances are contractual retainages in the amount of approximately $1,280,024 and $1,914,000 at July 31, 1999. Included in other accrued liabilities is an additional allowance for contract adjustments relating to potential cost disallowances on amounts billed and collected in current and prior years' projects of approximately $1,876,000 at April 29, 2000 and July 31, 1999.

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

                                          Nine Months Ended
                                             May 1, 1999
                                             (000's of $)
                                             (Unaudited)
                                     ------------------------
                  Net sales                    $47,704
                  Income before taxes              366
                  Net income                       282
                  Net income per share            $.07

    During the quarter, the Company purchased the remaining 10% interest in the shrimp aquaculture facility for a purchase price of $263,000.

    5.  Segment Reporting
        -----------------

    Ecology and Environment, Inc. has three reportable segments:
    consulting services, analytical laboratory services, and aquaculture. The consulting services segment provides broad based environmental services encompassing audits and impact assessments, surveys, air and water quality management, environmental engineering, environmental infrastructure planning, and industrial hygiene and occupational health studies to a world wide base of customers. The analytical laboratory provides analytical testing services to industrial and governmental clients for the analysis of waste, soil and sediment samples. The shrimp aquaculture facility, located in Costa Rica, was purchased on July 30, 1999. Consequently, there was virtually no reportable segment activity for fiscal year 1999. This facility produces shrimp grown in a controlled environment for markets worldwide.

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


     Reportable segment data for the nine months ended April 29, 2000 are as follows:

                                           Consulting   Analytical   Aquaculture     Total
                                           -----------  -----------  -----------  -----------

     Net revenues from external customers  $46,936,782  $2,072,620     $391,962   $49,401,364
     Intersegment revenues                       ---     1,195,217        ---       1,195,217
                                           -----------  ----------   -----------  -----------
     Total consolidated net revenues       $46,936,782  $3,267,837     $391,962   $50,596,581

     Depreciation expense                      671,078     267,196       55,867       994,141
     Segment profit (loss)                   1,491,303    (563,947)    (113,401)      813,955
     Segment assets                         40,003,155   6,745,000    4,188,464    50,936,619
     Expenditures for long-lived assets        419,815     174,714    1,438,469     2,032,998


     Geographic Information:
                                           Net          Long-lived
                                       Revenues (1)       Assets
                                       ------------    ------------

         United States                 $46,555,581     $33,840,216
         Foreign countries              $4,041,000      $3,708,751

     (1) Net revenues are attributed to countries based on the location of the customers.


     Reportable segment data for the nine months ended May 1, 1999 are as follows:

                                            Consulting   Analytical     Total
                                           -----------  -----------  -----------

     Net revenues from external customers  $43,648,462   $2,004,132  $45,652,594
     Intersegment net revenues                   ---      1,476,392    1,476,392
                                           -----------  -----------  -----------

     Total consolidated net revenues       $43,648,462   $3,480,524  $47,128,986

     Depreciation expense                      753,564      277,078    1,030,642
     Segment profit (loss)                   1,805,756   (1,737,138)      68,618
     Segment assets                         45,149,000    7,275,000   52,424,000
     Expenditures for long-lived assets        483,657      134,108      617,765

     Geographic Information:
                                           Net              Long-lived
                                        Revenues (1)          Assets
                                       -------------       ------------

          United States                $41,150,986         $32,976,035
          Foreign countries             $5,978,000            $111,580

     (1) Net revenues are attributed to countries based on the location of the customers.

PART 1 - ITEM 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition
-------------------

As of April 29, 2000, the Company's working capital balance of $26.4 million was substantially unchanged since July 31, 1999. Cash and cash equivalents increased $3.0 million due to a $5.0 million decrease in accounts receivable, and $3.4 million received from the sale of investment securities. These sources were offset by a drop in liabilities of approximately $2.0 million. The Company maintains an unsecured line of credit of $10.0 million with a bank at 1/2% below the prevailing prime rate. There are no borrowings outstanding under this line of credit at April 29, 2000 and none were required during the fiscal quarter. The Company has historically financed its activities through cash flows from operations. Internally generated funds have been adequate to support the demands for working capital, the purchase of new fixed assets, investment securities and the payment of dividends. There are no significant working capital requirements pending at April 29, 2000. The Company's existing cash along with that generated by future operations and the existing credit line is expected to be sufficient to meet the Company's needs for the foreseeable future.

Results of Operations
---------------------

Net revenues for the third quarter of fiscal year 2000 were $17.3 million, up $.5 million or 3% from the $16.8 million reported in the third quarter of the prior year. The increase in net revenues was due primarily to increased sales from private commercial customers in the telecommunications and energy sector and from contracts with the United States Department of Defense.

Net income for the third quarter of fiscal year 2000 was $179,000 or $.05 per share, compared to the $13,000 or $.003 per share reported in the third quarter of fiscal year 1999.

The increase in net income for the quarter is attributed primarily to significantly reduced operating costs in the Company's Analytical Services Center (ASC). The Company has been achieving efficiency as it goes through a re-engineering of operating processes in all sectors of its business. Operating income from the consulting business was mixed with gains in the commercial sector and a decrease in margins in the work with the U.S. Environmental Protection Agency. The Company experienced a loss in Venezuela operations compared to a profit last year.

Net revenues for the nine months ending April 29, 2000 were $61.7 million, an increase of 11% from the $55.7 million reported in the first nine months of fiscal year 1999. Net income for the current nine months was $576,000 or $.15 per share, an increase of 102% from the prior year. The increased net revenues are primarily due to increased work with the United States Department of Defense and private commercial clients. The increased net income is mainly attributable to the aforementioned efficiency improvements and reduced operating costs in the ASC as well as improved margins in the Company's consulting business due to the increased revenues.


                           SIGNATURE
                           ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             ECOLOGY AND ENVIRONMENT, INC.



Date:  June 13, 2000        By:    /n/  Ronald L. Frank
                                  -------------------------
                                  Executive Vice President
                                  Chief Financial Officer
                                  (Principal Financial
                                   Accounting Officer)