Form 10-K
period 2000-07-31
ECOLOGY & ENVIRONMENT INC
filed 2000-10-30
CIK 809933

Page 1 of 46

                       SECURITIES & EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                            -----------------------
                                 F O R M  10-K
                            -----------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended July 31, 2000
                              or
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

                                                       Yes  X    No

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendments to this Form 10-K.
                                                                 ______
Exhibit Index on Page 42

Page 2 of 46

     As of September 30, 2000, 2,263,299 shares of the registrant's Class A Common Stock, $.01 par value (the "Class A Common Stock") were outstanding, and the aggregate market value (based on the closing price as quoted by the American Stock Exchange on September 30, 2000) of the Class A Common Stock held by nonaffiliates of the registrant was approximately $10,252,885. As of the same date, 1,751,321 shares of the registrant's Class B Common Stock, $.01 par value ("Class B Common Stock") were outstanding.



                      DOCUMENTS INCORPORATED BY REFERENCE


     Portions of the Registrant's Registration Statement on Form S-1, as amended by Amendment Nos. 1 and 2 (Registration No. 33-11543) as well as portions of the Company's Form 10-K for Fiscal Years ending July 31, 1988, 1990, 1994 and 1997 are incorporated by reference in Part IV of this Form 10-K.

Page 3 of 46
                           TABLE OF CONTENTS
                           -----------------
                                                                           Page
PART I                                                                     ----
------
Item 1.  BUSINESS                                                            4

         General                                                             4
         START Contracts                                                     4
         Task Order Contracts                                                5
         Hazardous Material Services                                         5
         Environmental Consulting Services                                   5
         Analytical Laboratory Services                                      6
         Aquaculture                                                         7
         Regulatory Background                                               7
         Potential Liability and Insurance                                   9
         Market and Customers                                               10
         Backlog                                                            10
         Competition                                                        10
         Employees                                                          10

Item 2.  PROPERTIES                                                         11

Item 3.  LEGAL PROCEEDINGS                                                  11

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                11

PART II
-------

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS                                        12

Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA                               13

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                14

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                        17

Item 9.  DISAGREEMENTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURES                                              37

PART III
--------

Item 10. DIRECTORS AND EXECUTIVE OFFICERS
         OF THE REGISTRANT                                                  38

Item 11. EXECUTIVE COMPENSATION                                             39

Item 12. SECURITY OWNERSHIP OF CERTAIN
         BENEFICIAL OWNERS                                                  42

         SECURITY OWNERSHIP OF MANAGEMENT                                   43

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                     46

PART IV
-------

Item 14. EXHIBITS, FINANCIAL STATEMENTS                                     47


Page 4 of 46
                                   PART I
                                   ------

Item 1.  BUSINESS
         --------

General
-------

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

START Contracts
---------------

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

    The total contract value of the five (5) START contracts, if the EPA exercises all options within each of them, is $216 million. The base value of the five (5) START contracts over five years is approximately $93.0 million. The Company, as of July 31, 2000, has realized total net revenues of approximately $122.0 million under these contracts. As of July 31, 2000 the EPA had exercised 293 options totaling approximately $22.2 million in net revenues under the START contracts. There are 170 remaining options that have not been exercised by the EPA as of July 31, 2000. The agency could exercise any number of these options before the contracts expire in December 2000. The Company is currently in the process of rebidding all of these contracts.

     The START contracts each have a term of five (5) years. However, they contain termination provisions under which the EPA may, without penalty, terminate the contract upon written notice to the Company. In the event of termination, the Company would be paid only termination costs in accordance with the contract. The Company has never had a contract terminated by the EPA.

Task Order Contracts
--------------------

   The Company has numerous task order contracts with state and federal governmental agencies which contain indefinite order quantities and/or option periods ranging from two to ten years. The maximum potential gross revenues included in these contracts is approximately $175.0 million.

Hazardous Material Services
---------------------------

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

Environmental Consulting Services
---------------------------------

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

Analytical Laboratory Services
------------------------------

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

Aquaculture
-----------

     In January 2000, the Company acquired the remaining 10% of the assets of an aquaculture shrimp facility originally purchased in July 1999 in the province of Puntarenas on the Pacific coast of Costa Rica. The facility includes 400 hectares of land of which 193 hectares is shrimp aquaculture ponds. The Company plans to leverage its in-house expertise to take advantage of the demand for cash crops such as shrimp created as a result of the decline in worldwide fisheries.

Regulatory Background
---------------------

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

Potential Liability and Insurance
---------------------------------

   The Company's contracts with the EPA require it to maintain certain insurance, including comprehensive general liability insurance for bodily injury, death or loss of or damage to property. In addition, many of the Company's other contracts require the Company to indemnify its clients for claims, damages or losses for personal injury or property damage relating to the Company's performance of its duties unless such injury or damage is the result of the client's negligence or willful acts. Currently, the Company is able to provide insurance coverage to meet the requirements of its contracts, however, certain pollution exclusions apply. Historically, the Company has been able to purchase an errors and omissions insurance policy that covers its environmental consulting services, including legal liability for pollution conditions resulting therefrom. The policy is a claims made policy, with limits of $10.0 million for each claim and $10.0 million in the aggregate with a $500,000 deductible. The Company's general liability insurance policy provides coverage in the amount of $3.0 million per occurrence and $3.0 million in the aggregate; an excess liability policy of $10.0 million is also maintained with respect to its general liability coverage. In addition, EEI has a special endorsement to its general liability insurance policy up to $1.0 million for damages to third parties for bodily injury or property damage resulting from sudden or accidental releases. Where possible, the Company requires that its clients cross-indemnify it for asserted claims. There can be no assurance, however, that any such agreement, together with the Company's general liability insurance and errors and omissions coverage will be sufficient to protect the Company against any asserted claim.

Market and Customers
--------------------

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

Backlog
-------

     The Company's firm backlog of uncompleted projects and maximum potential gross revenues from indefinite task order contracts, at July 31, 2000 and 1999 were as follows:

                                                  (Millions of $)
                                          Fiscal Year       Fiscal Year
                                         Ended 7/31/00     Ended 7/31/99
                                         -------------     -------------

Total Firm Backlog                           $48.6             $79.7

Anticipated Completion of Firm
  Backlog in Next Twelve Months               34.7              50.5

Maximum Potential Gross Revenues
  from Task Order Contracts                  175.0             335.0

     The above figures include $34 million of potential revenue backlog attributable to the options under the START contracts. This backlog includes a substantial amount of work to be performed under contracts which contain termination provisions under which the contract can be terminated without penalty upon written notice to the Company. The likelihood of obtaining the full value of the task order contracts cannot be determined at this time.

Competition
-----------

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

Employees
---------

     As of July 31, 2000, the Company had over 800 employees. The Company's ability to remain competitive will depend largely upon its ability to recruit and retain qualified personnel. None of the Company's employees is represented by a labor organization and employee relations are good.

Item 2. PROPERTIES
        ----------

     The Company's headquarters (60,000 square feet) is located in Lancaster, New York, a suburb of Buffalo. The Company's laboratory and warehouse facility in Lancaster, New York consists of two buildings' totaling approximately 50,000 square feet. The Company also leases office and storage facilities at twenty-seven (27) regional offices, with terms which generally coincide with the duration of the Company's contracts in those areas.

Item 3. LEGAL PROCEEDINGS
        -----------------

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
        ---------------------------------------------------

     None.

                               PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        -----------------------------------------------------
        STOCKHOLDER MATTERS
        -------------------

     (a) Principal Market or Markets. The Company's Class A Common Stock is traded on the American Stock Exchange. There is no separate market for the Company's Class B Common Stock.

     The following table represents the range of high and low prices of the Company's Class A Common Stock as reported by the American Stock Exchange for the periods indicated.

Fiscal 2000                                High               Low
-----------                               ------            ------

     First Quarter
     (commencing August 1, 1999 -          $6.95             $5.50
     October 30, 1999)

     Second Quarter
     (commencing October 31, 1999)-         6.375             5.25
     January 29, 2000)

     Third Quarter
     (commencing January 30, 2000 -         6.375             5.75
     April 29, 2000)

     Fourth Quarter
     (commencing April 30, 2000 -           6.50              5.375
     July 31, 2000)

Fiscal 1999                                High               Low
-----------                               ------            -------

      First Quarter
      (commencing August 1, 1998  -        $9.63             $9.12
      October 31, 1998)

      Second Quarter
      (commencing November 1, 1998 -        9.25              8.50
      January 30, 1999)

      Third Quarter
      (commencing January 31, 1999 -        8.88              6.88
      May 1, 1999)

      Fourth Quarter
      (commencing May 2, 1999 -             7.00              6.63
      July 31, 1999)

     (b) Approximate Number of Holders of Class A Common Stock. As of September 30, 2000, 2,263,299 shares of the Company's Class A Common Stock were outstanding and the number of holders of record of the Company's Class A Common Stock at that date was 402. The Company estimates that it has a significantly greater number of Class A Common Stock shareholders because a substantial number of the Company's shares are held in street name. As of the same date, there were 1,751,321 shares of the Company's Class B Common Stock outstanding and the number of holders of record of the Class B Common Stock at that date was 70.

     (c) Dividend. In each of the fiscal years ended July 31, 1999 and 2000 the Company declared and paid cash dividends of $.32 per share of common stock. The amount, if any, of future dividends remains within the discretion of the Company's Board of Directors and will depend upon the

Company's future earnings, financial condition and requirements and other factors as determined by the Board of Directors.

     The Company's Certificate of Incorporation provides that any cash or property dividend paid on Class A Common Stock must be at least equal to the cash or property dividend paid on Class B Common Stock on a per share basis.

Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                            Year Ended July 31,
                              2000       1999       1998       1997      1996
                            ---------------------------------------------------
                                  (In thousands, except per share amounts)
Operating data:
Gross revenues              $85,862     75,411    $75,088    $70,802    $69,823

Net revenues                $69,890     63,349    $61,552    $58,994    $61,569

Income(loss) from
operations                  $ 1,166         53    $   287    $  (142)   $ 1,511

Income before income
taxes                       $ 1,571        483    $   757    $   478    $ 2,087

Net income                  $   779        299    $   471    $   113    $ 1,160

Net income per
common share
  Basic and Diluted         $   .20        .08    $   .12    $   .03    $   .29

Cash dividends declared
per common share            $   .32    $   .32    $   .32    $   .32    $   .32

Weighted average common
shares outstanding:
  Basic                    3,968,500  3,957,825  3,949,359  3,956,236  4,039,369
  Diluted                  3,968,500  3,957,825  3,952,827  3,958,714  4,041,985


                                             As of July 31,
                              2000     1999       1998       1997       1996
                           ---------------------------------------------------
                                (In thousands, except per share amounts)
Balance sheet data:

Working capital             $24,714    27,503    $30,316    $31,141    $31,993

  Total assets              $53,449    52,695    $53,076    $53,524    $55,575

  Long-term debt            $    58       516    $   553    $   607    $   695

  Shareholders' equity      $42,336    42,542    $43,500    $44,183    $45,468

  Book value per share:
    basic                   $ 10.67     10.75    $ 11.01    $ 11.17    $ 11.26
    diluted                 $ 10.67     10.75    $ 11.00    $ 11.16    $ 11.25


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

Financial Condition
-------------------

     At July 31, 2000 the Company had a working capital balance of $24.7 million, a $2.8 million decrease from the balance at July 31, 1999. Cash, cash equivalents and investment securities available for sale decreased $2.2 million as a result of the investment in a Colorado based environmental company, the pay off of the outstanding mortgage on the Analytical Services Center and the payment of dividends. Contract receivables and accounts payable increased $.6 and $.7 million respectively.

     The Company maintains an unsecured line of credit of $10.0 million with a bank at 1/2 below the prevailing prime rate. There are no borrowings outstanding under this line of credit at July 31, 2000 and none were required during fiscal year 2000. The Company has historically financed its activities through cash flows from operations. Internally generated funds have been adequate to support the demands for working capital, the purchase of new fixed assets and investment securities and the payment of dividends. There are no significant working capital requirements pending at July 31, 2000.
The Company's existing cash along with that generated by future operations and the existing credit line is expected to be sufficient to meet the Company's needs for the foreseeable future.

Results of Operations
---------------------

Net Revenues
------------

     Net revenues for fiscal year 2000 were $69.9 million, up 10% from the $63.3 million reported in fiscal year 1999. The increase in net revenues was attributable to increased revenues from commercial customers primarily in the telecommunications-energy sector and the Company's federal government agency clients. In particular, the Company experienced a 50% increase in net revenues from various Department of Defense (DOD) agencies and a 6% increase from its regional Superfund Technical Assistance and Response Team (START) contracts with the United States Environmental Protection Agency (EPA). In addition, the Company experienced a 6% increase in net revenues for its Analytical Services Center (ASC).

     Net revenues for fiscal year 1999 were $63.3 million, up 3% from the $61.5 million reported in fiscal year 1998. The increase was attributable to increases in revenues from the Company's contracts with the United States Environmental Protection Agency (EPA) and the Company's international subsidiaries.

Income Before Income Taxes
--------------------------

     The Company's income before income taxes (IBT) for fiscal year 2000 was $1,571,000, up 226% from the $482,000 reported in fiscal year 1999. IBT was positively impacted by the companywide cost reduction measures which increased both margins and efficiencies and an increase in both commercial and DOD sector high margin work. The ASC's losses decreased 60% from the prior year as a result of targeted cost reductions and efficiency improvements in the ASC's sample tracking and reporting systems. The company experienced a significant loss in the fourth quarter from its Costa Rica based shrimp farm subsidiary due to a countrywide viral disease which has temporarily halted all operations while the farm is cleansed of the disease. It is anticipated that full operations can resume by mid fiscal year 2001.

     During fiscal year 2000, the Company acquired 60% of a Colorado based engineering and environmental services firm. Though only a minor impact in the last month of fiscal year 2000, the acquisition is projected to have a positive impact on the Company's net income for fiscal year 2001.

     The Company's income before income taxes for fiscal year 1999 was $482,000, down 36% from the $757,000 reported in fiscal year 1998. IBT was negatively impacted by the reduction in net revenues experienced in the Company's ASC and other consulting business as well as an increase in administrative and indirect operating expenses.

Income Taxes

     The effective income tax rate for fiscal year 2000 was 51% as compared to 38% for fiscal year 1999. The increase in the effective rate was primarily attributable to foreign taxes and tax exempt interest as a percentage of pretax income.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

                     Report of Independent Accountants
                     ---------------------------------

To the Board of Directors
and Shareholders of
Ecology and Environment, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under item 14(a)1 on page 42 present fairly, in all material respects, the financial position of Ecology and Environment, Inc. and its subsidiaries at July 31, 2000 and 1999, and the results of their operations and cash flows for each of the three years in the period ended July 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under 14(a)2 on page 42 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP


Buffalo, New York
October 4, 2000

                          Ecology and Environment, Inc.
                           Consolidated Balance Sheet
                                                           July 31,
                                                 --------------------------
                                                     2000          1999
                                                     ----          ----
          Assets
          ------
Current assets:
    Cash and cash equivalents                    $ 4,997,771    $ 5,209,882
    Investment securities available for sale       3,436,207      5,468,620
    Contract receivables, net                     24,178,191     23,529,043
    Deferred income taxes                          1,932,774      1,565,144
    Income taxes receivable                           26,081        571,094
    Other current assets                           1,185,086        585,200
                                                 ------------   ------------

          Total current assets                    35,756,110     36,928,983


Property, building and equipment, net             15,983,806     14,530,109
Deferred income taxes                                152,247        313,182
Other assets                                       1,556,702        922,461
                                                 ------------   ------------
          Total assets                           $53,448,865    $52,694,735
                                                 ============   ============

          Liabilities and Shareholders' Equity
          ------------------------------------

Current liabilities:
    Accounts payable                             $ 4,374,040    $ 3,634,114
    Accrued payroll costs                          3,570,026      2,240,904
    Other accrued liabilities                      3,098,321      3,550,878
                                                 ------------   ------------

          Total current liabilities               11,042,387      9,425,896

Long-term debt                                        58,217        515,625
Minority Interest                                     12,666        211,651

Shareholders' equity:
    Preferred stock, par value $.01 per share;
      authorized-2,000,000 shares; no shares
      issued                                           ---            ---
    Class A common stock, par value $.01 per
      share; authorized-6,000,000 shares;
      issued-2,392,709 and 2,375,302 shares           23,926         23,752
    Class B common stock, par value $.01 per
      share; authorized-10,000,000 shares;
      issued-1,777,580 and 1,794,987 shares           17,772         17,946
    Capital in excess of par value                17,466,436     17,591,436
    Retained earnings                             25,906,540     26,412,508
    Treasury stock - Class A common, 129,410
      and 177,060 shares; Class B common,
      26,259 and 26,259 shares, at cost           (1,079,079)    (1,504,079)
                                                 ------------   ------------

      Total shareholders' equity                  42,335,595     42,541,563
                                                 ------------   ------------

     Total liabilities and shareholders' equity  $53,448,865    $52,694,735
                                                 ============   ============

The accompanying notes are an integral part of these financial statements.

[CAPTION]

                                 Ecology and Environment, Inc.
                               Consolidated Statement of Income

                                                            Year ended July 31,
                                               -------------------------------------------
                                                   2000           1999            1998
                                                   ----           ----            ----
Gross Revenues                                 $85,861,656     $75,411,105     $75,088,864
Less:  direct subcontract costs                 15,971,774      12,062,477      13,537,007
                                               ------------    ------------    ------------

Net revenues                                    69,889,882      63,348,628      61,551,857

Operating costs and expenses:
    Cost of professional services and
      other direct operating expenses           41,419,636      37,047,642      36,223,266
    Administrative and indirect operating
      expenses                                  17,610,996      16,720,658      15,695,000
    Marketing and related costs                  8,306,848       8,132,525       7,880,921
    Depreciation                                 1,386,418       1,394,766       1,465,904
                                               ------------    ------------    ------------

Total operating costs & expenses                68,723,898      63,295,591      61,265,091
                                               ------------    ------------    ------------

Income (loss) from operations                    1,165,984          53,037         286,766
Interest expense                                   (69,610)        (65,722)       (113,775)
Interest income                                    492,702         663,446         659,550
Minority interest                                  (12,666)          ---             ---
Net foreign currency exchange                       (5,528)       (167,958)        (75,668)
                                               ------------    ------------    ------------

Income before income taxes                       1,570,882         482,803         756,873

Income taxes                                       791,866         183,333         286,170
                                               ------------     ------------    ------------

Net income                                     $   779,016        $299,470        $470,703
                                               ============    ============    ============

Net income per common share:
    Basic and Diluted                                $0.20           $0.08           $0.12
                                               ============    ============    ============

Weighted average common shares outstanding:
    Basic                                        3,968,500        3,957,825       3,949,359
                                               ============     ============    ============

    Diluted                                      3,968,500        3,957,825       3,952,827
                                               ============     ============    ============


The accompanying notes are an integral part of these financial statements.

                                   Ecology and Environment, Inc.
                        Consolidated Statement of Changes in Shareholders' Equity

                                          Class A              Class B         Capital in
                                        Common Stock         Common Stock      excess of     Retained       Treasury stock
                                     Shares     Amount     Shares    Amount    par value     earnings     Shares      Amount
                                     ------------------   ------------------  ------------ ------------  --------  ------------
Balance at July 31, 1997             2,316,912  $23,169   1,853,077  $18,530  $17,591,436  $28,223,060   220,659   $(1,672,940)
                                     =========  =======   =========  =======  ============ ============  ========  ============

Net income                               ---    $ ---         ---    $ ---          ---    $   470,703     ---           ---
Cash dividends paid ($.32 per share)     ---      ---         ---      ---          ---     (1,265,480)    ---           ---
Conversion of Class B common stock
  to Class A common stock               47,390      474     (47,090)    (474)       ---         ---        ---           ---
Unrealized investment loss, net          ---      ---         ---      ---          ---         (3,623)    ---           ---
Issuance of stock under stock
   award plan                            ---      ---         ---      ---          ---          ---     (11,090)  $   115,034
                                     ---------  -------   ---------- -------- ------------ ------------  --------  ------------

Balance at July 31, 1998             2,364,302  $23,643   1,805,987  $18,056  $17,591,436  $27,424,660   209,569   $(1,557,906)
                                     =========  =======   ========== ======== ============ ============ =========  ============

Net income                               ---    $ ---         ---    $ ---          ---    $   299,470     ---     $     ---

Cash dividends paid ($.32 per share)     ---      ---         ---      ---          ---     (1,268,598)    ---           ---
Conversion of Class B common stock
  to Class A common stock               11,000      110     (11,000)    (110)       ---          ---       ---           ---
Unrealized investment loss, net          ---      ---         ---      ---          ---        (43,024)    ---           ---
Repurchase of Class A common stock       ---      ---         ---      ---          ---          ---       2,500       (13,458)
Issuance of stock under stock
  award plan                             ---      ---         ---      ---          ---          ---      (8,750)       67,285
                                     ---------  -------   ---------- -------- ------------ ------------  --------  ------------

Balance at July 31, 1999             2,375,302  $23,753   1,794,987  $17,946  $17,591,436  $26,412,508   203,319   $(1,504,079)


Net income                               ---    $ ---         ---    $ ---    $     ---    $   779,016     ---     $     ---
Cash dividends paid ($.32 per share)     ---      ---         ---      ---          ---     (1,276,958)    ---           ---
Conversion of Class B common stock
  to Class A common stock               17,407      174     (17,407)    (174)       ---          ---       ---           ---
Unrealized investment loss, net          ---     ---          ---      ---          ---         (8,026)    ---           ---
Repurchase of Class A common stock       ---     ---          ---      ---          ---          ---       2,350         ---
Issuance of stock under stock award
  plan                                   ---     ---          ---      ---          ---          ---       ---           ---
Purchase of Walsh Environmental          ---     ---          ---      ---       (125,000)       ---     (50,000)      425,000
                                     ---------  -------   ----------  -------  ----------- ------------  --------  ------------


Balance at July 31, 2000             2,392,709  $23,927   1,777,580  $17,772  $17,466,436  $25,906,540   155,669   $(1,079,079)
                                     =========  =======   ========== =======  ============ ============  ========  ============

The accompanying notes are an integral part of these financial statements.

                         Ecology and Environment, Inc.
                      Consolidated Statement of Cash Flows


                                                                  Year ended July 31,
                                                        ----------------------------------------
                                                            2000          1999          1998
                                                        ------------  ------------  ------------
Cash flows from operating activities:
   Net income                                           $   779,016   $   299,470   $   470,703
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
   Depreciation                                           1,386,418     1,394,766     1,465,904
    Gain on disposition of property and equipment            17,702        15,767         ---
   Minority interest                                       (198,985)      211,651         ---
   Net foreign exchange loss                                  5,528       167,958        75,668
   Provision for contract adjustments                       986,863       606,875       661,925
   (Increase) decrease in:
      - contracts receivable, net                        (1,636,011)   (1,712,993)    2,735,269
      - other current assets                               (599,887)      267,059      (364,509)
      - income taxes receivable                             343,668       181,554         ---
      - other non-current assets                          1,547,471     1,862,851      (62,411)
   Increase (decrease) in:
      - accounts payable                                    739,926       389,818       678,850
      - accrued payroll costs                             1,329,122      (934,594)     (540,685)
      - other accrued liabilities                          (452,557)     (144,830)    1,439,091
      - income taxes payable                                  ---           ---        (184,583)
                                                        ------------  ------------  ------------

   Net cash provided by (used in) operating activities    4,248,274     2,605,352     6,375,222
                                                        ------------  ------------  ------------
Cash flows used in investing activities:
   Acquisitions                                          (1,387,240)   (1,916,658)        ---
   Purchase of property, building and equipment, net     (2,864,865)   (3,215,322)   (1,543,118)
   Proceeds from sale of assets                               7,048       128,359         ---
   Payment for the purchase of bond                        (156,620)     (693,914)   (3,052,854)
   Proceeds from maturity of notes                          500,658     1,685,000     2,222,293
   Proceeds from sale of investment securities            1,675,000     1,242,172       136,972
   Investment in China Joint Venture                          ---           ---         (21,637)
                                                         -----------  ------------  ------------

   Net cash used in investing activities                 (2,226,019)   (2,770,363)   (2,258,344)
                                                         -----------  ------------  ------------
Cash flows used in financing activities:
   Dividends paid                                        (1,276,958)   (1,268,598)   (1,265,480)
   Repayment of long-term debt                             (457,408)      (37,500)      (54,166)
   Net proceeds from issuance of common stock                 ---          67,285       115,034
   Purchase of Treasury Stock                                 ---         (13,458)        ---
   Capital Contribution                                    (500,000)        ---           ---
                                                         -----------  ------------  ------------

   Net cash used in financing activities                 (2,234,366)   (1,252,271)   (1,204,612)
                                                         -----------  ------------  ------------

Net decrease in cash and cash equivalents                  (212,111)   (1,417,282)    2,912,266
Cash and cash equivalents at beginning of period         (5,209,882)    6,627,164     3,714,898
                                                         -----------  ------------  ------------

Cash and cash equivalents at end of period              $ 4,997,771   $ 5,209,882   $ 6,627,164
                                                        ============  ============  ============

The accompanying notes are an integral part of these financial statements.

                   ECOLOGY AND ENVIRONMENT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            ------------------------------------------

1.  Description of Business
    -----------------------

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

    During fiscal years ended July 31, 2000, 1999 and 1998, the percentage of total net revenues derived from contracts exclusively with the United States Environmental Protection Agency (EPA) were 50%, 52% and 48% and respectively. The Company's Superfund Technical Assessment and Response Team (START) contracts accounted for the majority of the EPA net revenue. The percentage of net revenues derived from contracts with the United States Department of Defense (DOD) were 15%, 11%, and 18% for fiscal years ended July 31, 2000, 1999 and 1998, respectively.

2.  Summary of Significant Accounting Principles
    --------------------------------------------

    a.  Consolidation
        -------------

    The consolidated financial statements include the accounts of the Company and its wholly-owned and majority owned subsidiaries. Also reflected in the financial statements are the Company's 66-2/3% ownership in the assets of a nonoperating subsidiary, Ecology and Environment of Saudi Arabia Ltd. (EESAL) and a 50% ownership in two Chinese operating joint ventures, Beijing Yi Yi Ecology and Engineering Co. Ltd. and the Tianjin Green Engineering Company. These joint ventures are accounted for under the equity method. All significant intercompany transactions and balances have been eliminated. Certain amounts in the prior years' consolidated financial statements and notes have been reclassified to conform with the current year presentation.

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

    Revenues related to long-term government contracts are subject to audit by an agency of the United States government. Government audits have been completed through fiscal year 1993 and are currently in process for fiscal years 1994 and 1995. The majority of the balance in the allowance for contract adjustments accounts represent a reserve against possible adjustments for fiscal years 1992 through 2000.

    d.  Investment securities
        ---------------------

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

    e.  Property, building and equipment, depreciation and amortization
        ---------------------------------------------------------------

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

    f.  Fair value of financial instruments
        -----------------------------------

    The carrying amount of cash and cash equivalents, contracts receivable and accounts payable at July 31, 2000 approximate fair value because of the short maturity of those instruments. The amortized cost and estimated fair value of investment securities available for sale are fully described in Note 4. Long-term debt consists of third party borrowings by the Company. Based on the Company's assessment of the current financial market and corresponding risks associated with the debt, management believes that the carrying amount of long-term debt at July 31, 2000 approximates fair value.

    g.  Translation of foreign currencies
        ---------------------------------

    The financial statements of foreign subsidiaries where the local currency is the functional currency are translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for results of operations. Adjustments resulting from translation of financial statements did not materially impact the financial statements for fiscal years 2000, 1999 and 1998.

    The financial statements of foreign subsidiaries located in highly inflationary economies are remeasured as if the functional currency were the U.S. dollar. The remeasurement of local currencies into U.S. dollars creates translation adjustments which are included in net income and amounted to $5,528, $167,958, and $75,668 for fiscal years 2000, 1999 and 1998, respectively.

    h.  Income taxes
        ------------

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

    i.  Pension costs
        -------------

    During 1999, the Company adopted the provisions of Statement of Financial Accounting Standards No. 132 ("SFAS No. 132"), "Employers' Disclosure About Pensions and Other Post Retirement Benefits." Adoption of SFAS No. 132 did not affect the Company's results of operations or financial position.

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

    j.  Stock based compensation
        ------------------------

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

    k.  Earnings per share
        ------------------

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

    l.  Comprehensive Income
        --------------------

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

    m.  Segment reporting
        -----------------

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

3.  Cash and Cash Equivalents
    -------------------------

    The Company's policy is to invest cash in excess of operating requirements in income-producing short-term investments. At July 31, 2000 and 1999, short-term investments consist of commercial paper and money market funds and are carried at cost. Short-term investments amounted to approximately $3,098,000 and $3,479,000 at July 31, 2000 and 1999, respectively, and are reflected in cash and cash equivalents in the accompanying consolidated balance sheet and statement of cash flows.

    For purposes of the consolidated statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. Cash paid for interest amounted to $28,220 $65,722 and $113,775 in fiscal years 2000, 1999 and 1998, respectively. Cash paid for income taxes amounted to $615,819, $-0- and $886,820 in fiscal years 2000, 1999 and 1998, respectively.

4.  Investment Securities
    ---------------------

    The amortized cost and estimated fair values of investment securities were as follows:

                                               Gross       Gross     Estimated
                                 Amortized   unrealized  unrealized    fair
                                   cost        gains       losses      value
                                ----------  -----------  ----------- ---------
     July 31, 2000
     -------------

     Investment securities
       available for sale:
     Mutual funds                $3,457,031   $ ---       $45,574   $3,411,457
     Municipal notes and bonds       24,750     ---         ---         24,750
                                 ----------   -------     -------   ----------

                                 $3,481,781   $ ---       $45,574   $3,436,207
                                 ==========   =======     =======   ==========

     July 31, 1999
     -------------

     Investment securities
       available for sale:
     Mutual funds                $3,800,411   $ 5,581     $37,780   $3,768,212
     Municipal notes and bonds    1,024,750     ---         ---      1,024,750
     Corporate note                 175,000     ---         ---        175,000
     Federal agency obligations     500,658     ---         ---        500,658
                                 ----------   -------    ---------  ----------

                                 $5,500,819   $ 5,581     $37,780   $5,468,620
                                 ==========   =======    =========  ==========

     The amortized cost and estimated fair value of debt securities available for sale by contractual maturity as of July 31, 2000 were as follows:

                                              Estimated       Amortized
                                              fair value        cost
                                             -----------    -----------

     Due in one year or less                  $    ---       $    ---
     Due after one year through five years         ---            ---
     Due after five years through ten years       24,750         24,750
     Due after ten years                           ---            ---
                                              ----------     ----------
                                              $   24,750     $   24,750

     Mutual funds available for sale           3,411,457      3,457,031
                                              ----------     ----------

                                              $3,436,207     $3,481,781
                                              ==========     ==========

    Proceeds, gross realized gains and losses from the sale of investment securities were $1,675,000, $0 and $0, respectively, in fiscal year 2000, $1,242,172, $2,300 and $0, respectively, in fiscal year 1999 and $136,972, $0 and $0, respectively, in fiscal year 1998. The unrealized investment securities gain and unrealized investment securities loss, net of applicable income taxes, at July 31, 2000 and 1999 of ($27,343) and ($19,318), respectively, are reflected in retained earnings in the consolidated balance sheet.

5.  Contract Receivables, net
    -------------------------                         July 31,
                                                      --------
                                               2000             1999
                                           ------------     ------------
     United States government -
        Billed                             $ 6,404,394      $ 4,049,963

        Unbilled                             4,086,931        5,112,599
                                           ------------     ------------

                                            10,491,326        9,162,562
                                           ------------     ------------
    Industrial customers and state
     and municipal governments -
        Billed                              11,179,092        9,348,639

        Unbilled                             4,166,371        6,110,576
                                           ------------     ------------

                                            15,345,462       15,459,215
                                           ------------     ------------
    Less allowance for contract
      adjustments                           (1,658,597)      (1,092,734)
                                           ------------     ------------

                                           $24,178,191      $23,529,043
                                           ============     ============

    United States government receivables arise from long-term U.S. government prime contracts and subcontracts. Unbilled receivables result from revenues which have been earned, but are not billed as of period-end. The above unbilled balances are comprised of incurred costs plus fees not yet processed and billed; and differences between year-to-date provisional billings and year-to-date actual contract costs incurred and fees earned of approximately ($403,000) at July 31, 2000 and ($120,000) at July 31, 1999. Unbilled contracts receivable are reduced by billings in excess of costs incurred of $920,000 at July
    31, 2000 and $1,415,000 at July 31, 1999. Management anticipates that the July 31, 2000 unbilled receivables will be substantially billed and collected in fiscal 2001. Within the above billed balances are contractual retainages in the amount of approximately $1,148,000 at July 31, 2000 and $1,914,000 at July 31, 1999. Management anticipates that the July 31, 2000 retainage balance will be substantially collected in fiscal year 2001. Included in other accrued liabilities is an additional allowance for contract adjustments relating to potential cost disallowances on amounts billed and collected in current and prior years' projects of approximately $2,031,000 at July 31, 2000 and $1,876,000 at July 31, 1999. An allowance for contract adjustments is recorded for contract disputes and government audits when the amounts are determinable.

6.  Property, Building and Equipment, net
    -------------------------------------
                                                      July 31,
                                                      --------
                                               2000              1999
                                           ------------      ------------
    Land                                   $ 1,110,750       $ 1,103,490
    Land improvements                        2,735,397         1,159,514
    Buildings                               13,565,045        13,354,130
    Laboratory and other equipment           7,451,450         6,600,017
    Data processing equipment                7,585,658         7,093,465
    Office furniture and equipment           5,171,936         4,781,779
    Leasehold improvements and other         1,662,154         1,423,574
                                           -----------       -----------
                                           $39,282,390        35,515,969

    Less accumulated depreciation
      and amortization                     (23,298,584)      (20,985,860)
                                           ------------      ------------

                                           $15,983,806       $14,530,109
                                           ============      ============

7.  Line of Credit
    --------------

    The Company has an unsecured $10,000,000 line of credit available which is subject to annual renewal and which bears interest at the rate of 1/2% below prime. No borrowings on the line of credit were outstanding at July 31, 2000 and 1999 and none were required during fiscal years 2000 and 1999. At July 31, 2000 and 1999, the Company had letters of credit totaling $327,321 and $1,425,610, respectively, secured by this line of credit.

8.  Long-term Debt
    --------------

    During fiscal year 1994, the Company obtained industrial revenue bond capital lease financing in the amount of $750,000 to finance a portion of the cost of the newly constructed analytical services facility.
    The lease is collateralized by a portion of the land and the analytical services facility building in an amount equal to the bond. The bond is payable in equal monthly principal installments of $3,125 through 2014 and bears interest at the borrower's base rate which approximates prime (9.50% at July 31, 2000). In addition, the Company must meet certain financial ratio covenants relating to current assets to current liabilities and debt to tangible net worth. At July 31, 2000, the Company was in compliance with all financial ratio covenants. The balance outstanding on this bond at July 31, 2000 and 1999 was $0 and $515,625, respectively.

9.  Income Taxes
    ------------

    Earnings before provision for income taxes consisted of:

                                     2000        1999         1998
                                 -----------   ---------    ---------

    U.S.                         $1,624,120    $307,079     $570,435

    Foreign                         (53,238)    175,724      186,438
                                 -----------   ---------   ----------

                                 $1,570,882    $482,803     $756,873
                                 ===========   =========   ==========

    The income tax provision (benefit) consists of the following:

                                             Fiscal Year
                                             -----------
                                     2000        1999         1998
                                 -----------   ---------    ---------
    Current
     Federal                       $596,173    $(298,653)    $ 257,785
     State                          338,491       65,000        96,250
     Foreign                         58,547       51,642        53,602
                                 -----------   ----------    ----------
                                   $993,211    $(182,011)    $ 407,637
                                 -----------   ----------    ----------

    Deferred
     Federal                      $(138,558)     351,344     $ (94,137)
     State                          (62,787)      14,000       (27,330)
                                 -----------   ----------    ----------
                                  $(201,345)   $ 365,344     $(121,467)
                                 -----------   ----------    ----------
    Total                         $ 791,866    $ 183,333       286,170
                                 ===========   ==========    ==========


    The provision for income taxes differs from the federal statutory rate due to the following:
                                                         Fiscal year
                                                         -----------
                                                   2000     1999      1998
                                                  ------    ------    ------

     Federal tax                                   34.0%     34.0%     34.0%
     State taxes, net of federal benefit           11.6      10.8       6.0
     Nondeductible expenses                         4.0      12.6      10.1
     Tax exempt interest                           (4.0)    (18.0)     (9.7)
     Foreign operations                             4.9      (1.7)     (1.3)
     Other                                          ---       0.2      (1.4)
                                                  ------    ------    ------

     Total Provision                               50.5%     37.9%     37.7%
                                                  ======    ======    ======

     Deferred tax assets (liabilities) included in other current assets were comprised of the following:
                                                            July 31,
                                                            --------
                                                      2000            1999
                                                   ----------      ----------

     Allowance for contract adjustments            $1,494,087      $1,104,344
     Accrued vacation and compensatory time           404,654         513,952
     Property, building and equipment                 157,839         255,692
     Other                                            251,799         250,107
                                                   -----------     -----------
       Gross deferred tax assets                   $2,308,379       2,124,095

     State income taxes                              (142,439)       (164,850)
     Other                                            (80,919)        (80,919)
                                                   -----------     -----------
       Gross deferred tax liabilities                (223,358)      (245,769)
                                                   -----------     -----------

     Net current deferred tax asset                $2,085,021      $1,878,326
                                                   ===========     ===========

    The Company has not recorded income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations. At July 31, 2000, these amounts, net of applicable foreign tax credits, were not material.

10. Shareholders' Equity
    --------------------

    a.  Class A and Class B common stock
        --------------------------------

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

    b.  Incentive stock compensation
        ----------------------------

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

    No options were exercised during fiscal years 2000, 1999 and 1998. Cancelled options during the three year period ended July 31, 2000 amounted to 11,407, 5,822 and 8,969, respectively, at a weighted average exercise price of $11.58, $10.14 and $11.77, respectively. Expired options were 15,638, 14,588 and 21,830 for fiscal years 2000, 1999 and 1998, respectively, at a weighted average exercise price of $12.73, $10.47 and $13.09 per share, respectively.

    Options outstanding at the end of the three year period ended July 31, 2000 were 80,276, 108,756 and 129,166, respectively, at a weighted average exercise price of $10.92, $11.25 and $11.12, respectively. Of the options outstanding for the three year period ended July 31, 2000, 53,911, 66,566 and 69,646, respectively, are currently exercisable at a weighted average exercise price of $12.82, $13.48 and $13.06, respectively. At July 31, 2000, 38,300 options have an exercise price between $7.25 and $10.48, with a weighted average exercise price and weighted average contracted life of $7.73 and 5.15 years, respectively. At July 31, 2000, 43,411 options have an exercise price between $12.38 and $16.08 with a weighted average exercise price and weighted average contractural life of $13.74 and 2.23 years, respectively. Of those options, 43,411 are currently exercisable at a weighted average exercise price of $13.74.

    The Company estimates that if they elected to measure compensation cost for employee stock based compensation arrangements under SFAS No. 123, it would not have caused net income and earnings per share for fiscal years 2000 and 1999 to be materially different from their reported amounts.

    c. Stock Award Plan
       ----------------

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

    The Company originally reserved for issuance as awards under the Award Plan an aggregate of 12,000 shares of Class A Common stock of the Company, which shall be solely treasury shares. In March 1999 the number of shares reserved was increased to 22,000. In Fiscal Year 2000 no shares were issued. In Fiscal Year 1999, 8,750 shares were issued at a weighted average fair value of $7.69 per share. In Fiscal Year 1998, awards for 11,090 shares of Class A common stock had been granted at a weighted average fair value of $9.81 per share.

    The Company estimates that if they elected to measure compensation cost for employee stock based compensation arrangements under SFAS No. 123 it would not have caused net income and earnings per share for fiscal years 2000 and 1999 to be materially different from their reported amounts.

11. Lease Commitments
    -----------------

    The Company rents certain office facilities and equipment under noncancelable operating leases. The Company also rents certain facilities for servicing project sites over the term of the related long-term government contracts. These contracts provide for reimbursement of any remaining rental commitments under such lease agreements in the event that the government terminates the contract.

    At July 31, 2000, future minimum rental commitments, net of estimated amounts allocable to government contracts with rental cost reimbursement clauses, were as follows:

         Fiscal year        Gross           Reimbursable         Net
         -----------      ----------        ------------       -------

           2001           1,432,563            571,820         860,743
           2002             479,003             72,657         406,346
           2003             299,811             49,971         249,840
           2004             246,452             45,612         200,840
           2005             140,301             41,811          98,490

    Gross rental expense under the above lease commitments for 2000, 1999, and 1998 was $2,330,734, 2,259,390, and $2,050,157, respectively.

12. Defined Contribution Plans
    --------------------------

    Contributions to the supplemental defined contribution plans are discretionary and determined annually by the Board of Directors. The total expense under the supplemental plan for fiscal years 2000, 1999, and 1998 was $1,486,568, $1,472,426 and $1,339,468, respectively.

13. Earnings Per Share

    The computation of basic earnings per share reconciled to diluted earnings per share follows:
                                                      Fiscal Year
                                                      -----------
                                             2000        1999         1998
                                          ---------   ---------   ----------
     Income available
       to common stockholders           $  779,016   $  299,470   $  470,703

     Weighted-average common
       shares outstanding (basic)        3,968,500    3,957,825    3,949,359

     Basic earnings
       per share                             $0.20        $0.08        $0.12

     Incremental shares from
       assumed conversions of
       stock options                          ---          ---         3,469

     Adjusted weighted-average
       common shares outstanding          3,968,500   3,957,825    3,952,827

     Diluted earnings
       per share                              $0.20       $0.08        $0.12

    At July 31, 2000 and July 31, 1999, there were 81,711 stock options outstanding with an exercise price ranging from $7.25 to $16.08 which were not included in the above calculations due to their antidilutive nature. At July 31, 1998, there were 69,646 stock options outstanding with an exercise price ranging from $12.38 - $16.08 which were not included.

14. Contingencies
    -------------

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

15.  Acquisitions
     ------------

     In September 1999 the Company, through it's Chilean subsidiary, acquired a 50.1% stake in Gestion Ambiental Consultores, (GAC), a Chilean environmental consulting firm for a cash payment of $400,000. GAC has expertise in mining, steel manufacturing and energy resources. In February 2000, the Company purchased the remaining 10% interest in its shrimp aquaculture facility for a purchase price of $263,000.

     In June 2000, the Company purchased a 60% share of the assets of Walsh Environmental Scientists and Engineers LLC, Walsh of Boulder,
     Colorado for a purchase price of $700,000 cash and $300,000 in Class A common stock. An additional $500,000 in cash was contributed by the Company for working capital. The working capital contribution was used to pay down short and long term debt and will provide capital for future growth. Walsh of Boulder provides environmental services to clients in the Rocky Mountain region as well as Peru, through its Peruvian subsidiary. These acquisitions have been accounted for under the purchase method with the results of their operations consolidated with the Company's results of operations from the respective acquisition dates. The aggregate excess of the purchase prices of these acquisitions over the fair market values of the net assets of the acquired companies is being amortized over a range of 15-20 years from the acquisition dates using the straight-line method.

     The following information presents the pro forma consolidated results of operations as if the acquisitions had occurred on August 1, 1998. The proforma amounts may not be indicative of the results that actually would have been achieved had the acquisitions occurred as of August 1, 1998 and are not necessarily indicative of future results.

                                       Fiscal Year 2000   Fiscal Year 1999
                                         (000's of $)       (000's of $)
                                         (Unaudited)        (Unaudited)
                                       ----------------   ----------------

                   Net sales               $74,599            $68,496
                   Income before taxes       1,780                714
                   Net income                  910                446
                   Net income per share       $.23               $.11


16. Segment Reporting
    -----------------

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

 Reportable segment data for the fiscal year ended July 31, 2000 is as follows:

                                           Consulting   Analytical   Aquaculture     Total
                                           -----------  -----------  -----------  -----------
     Net revenues from external customers  $64,707,751  $2,909,215   $  734,608   $68,351,574
     Intersegment revenues                       ---     1,538,308        ---       1,538,308
                                           -----------  ----------   -----------  -----------

     Total consolidated net revenues       $64,707,751  $4,447,523   $  734,608   $69,889,882
                                           ===========  ===========  ===========  ===========

     Depreciation expense                      992,118     362,316       81,984     1,386,418
     Segment profit (loss)                   2,500,622    (763,893)    (570,745)    1,165,984
     Segment Assets                         41,346,809   7,490,000    4,612,056    53,448,865
     Expenditures for long-lived assets        704,967     183,000    1,976,898     2,864,865


     Geographic Information:
                                        Net                Long-lived
                                     Revenues (1)            Assets
                                     ------------          ------------

         United States               $63,450,327           $35,026,498

         Foreign countries            $6,439,555            $4,255,892

     (1) Net revenues are attributed to countries based on the location of the customers.

 Reportable segment data for the fiscal year ended July 31, 1999 is as follows:

                                           Consulting   Analytical   Aquaculture     Total
                                           -----------  -----------  -----------  -----------
     Net revenues from external customers  $59,167,613  $2,040,934   $    ---     $61,208,547
     Intersegment revenues                       ---     2,140,081        ---       2,140,081
                                           -----------  ----------   -----------  -----------

     Total consolidated net revenues       $59,167,613  $4,181,015   $    ---     $63,348,628
                                           ===========  ===========  ===========  ===========

     Depreciation expense                    1,015,166     379,600        ---       1,394,766
     Segment profit (loss)                   1,963,956  (1,910,920)       ---          53,036
     Segment Assets                         43,539,235   7,039,000    2,116,500    53,964,735
     Expenditures for long-lived assets        886,370     212,452    2,116,500     3,215,322


     Geographic Information:
                                        Net                Long-lived
                                     Revenues (1)            Assets
                                     ------------          ------------

         United States               $57,340,628           $33,282,307

         Foreign countries            $6,008,000              $117,162

     (1) Net revenues are attributed to countries based on the location of the customers.

 Reportable segments for the fiscal year ended July 31, 1998 are as follows:

                                            Consulting   Analytical     Total
                                           -----------  -----------  -----------

     Net revenues from external customers  $57,052,529  $ 1,367,744  $58,420,273
     Intersegment net revenues                   ---      3,131,584    3,131,584
                                           -----------  -----------  -----------

     Total consolidated net revenues       $57,052,529   $4,499,328  $61,551,857
                                           ===========   ==========  ===========

     Depreciation expense                     984,251       481,653    1,465,904
     Segment profit (loss)                  2,061,550    (1,774,784)     286,766
     Segment Assets                        46,768,514     7,411,000   54,179,514
     Expenditures for long-lived assets     1,326,110       141,340    1,467,450

     Geographic Information:
                                         Net              Long-lived
                                      Revenues (1)          Assets
                                     -------------       ------------

          United States              $56,050,857         $33,449,866

          Foreign countries            5,501,000             136,774

     (1) Net revenues are attributed to countries based on the location of the customers.

     The disclosure of significant customers is included in note number one to the consolidated financial statements.

                          ECOLOGY AND ENVIRONMENT, INC.
                                  SCHEDULE VIII
                          Allowance for Doubtful Accounts
                    Years Ended July 31, 2000, 1999, and 1998

                        Balance at     Charged to                  Balance
                        Beginning       Cost and                   at End
     Year Ended         of Period       Expense     Deduction      of Year
    -------------       ----------    -----------   ---------    ----------

    July 31, 2000       $2,968,240    $ 986,863     $ 266,000    $3,689,103

    July 31, 1999       $3,219,565    $ 606,875     $ 858,200    $2,968,240

    July 31, l998       $2,931,940    $  661,925    $ 374,300    $3,219,565




Selected quarterly financial data (Unaudited)
---------------------------------------------
(In thousands, except per share information)


               2000                     First    Second     Third    Fourth
-----------------------------------------------------------------------------

Gross revenues                         $20,171   $20,525   $21,066   $24,099
Net revenues                            16,771    16,490    17,336    19,293
Income (loss) from operations              399       172       243       352
Income before income taxes                 541       223       308       499
Net income (loss)                          327        70       179       203
Net income per common share:
    basic and diluted                  $  0.08   $  0.02   $  0.05   $  0.05
Cash dividends declared per common
    share: basic and diluted           $  ---    $  0.16   $  ---    $  0.16

                1999                    First    Second     Third    Fourth
-----------------------------------------------------------------------------

Gross revenues                         $16,927   $17,992   $20,802   $19,690
Net revenues                            15,237    15,103    16,789    16,220
Income (loss) from operations              219        12      (162)      (16)
Income before income taxes                 370        35       (47)      125
Net income (loss)                          203        68        13        15
Net income per common share:
     basic and diluted                 $  0.05   $   .02   $  .003   $  .004
Cash dividends declared per common
     share: basic and diluted          $  ---    $  0.16   $  ---    $  0.16




Item 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
        -----------------------------------------------------

        None.

                              PART III
                              --------

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

     The following table sets forth the names, ages and positions of the Directors and executive officers of the Company.


        Name             Age                 Position
        ----             ---                 --------

Gerhard J. Neumaier      63    President and Director

Frank B. Silvestro       63    Executive Vice President and Director

Gerald A. Strobel        60    Executive Vice President of Technical

                               Services and Director

Ronald L. Frank          62    Executive Vice President of Finance,

                               Secretary, Treasurer and Director

Gerard A. Gallagher, Jr. 69    Senior Vice President of Special Projects
                               and Director

Roger J. Gray            59    Senior Vice President

Laurence M. Brickman     56    Senior Vice President

Harvey J. Gross          72    Director

Ross M. Cellino          68    Director

Brent D. Baird           61    Director


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

     Mr. Baird was elected as a Director in January 1999. From 1970 through January 1984, Mr. Baird was a partner and from February 1984 until January 1, 1992, was a limited partner of Trubee, Collins & Co., Buffalo, New York, a member firm of the New York Stock Exchange, Inc. Mr. Baird is currently a private investor. He is also a director of Todd Shipyards Corporation, Exolon-ESK Company, Merchants Group, Inc., First Carolina Investors, Inc., M & T Bank Corporation, Marine Transport Corporation, and Allied Healthcare Products, Inc.

Item 11.  EXECUTIVE COMPENSATION
          ----------------------

     There is shown below information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended July 31, 1998, 1999 and 2000 of those persons who were at July 31, 2000 (i) the chief executive officer and (ii) the four other most highly compensated executive officers with annual salary and bonus for the fiscal year ended July 31, 2000 in excess of $100,000. In this report, the five persons named in the table below are referred to as the "Named Executives."


                                        SUMMARY COMPENSATION TABLE
                                        --------------------------

                                ANNUAL COMPENSATION                  LONG-TERM COMPENSATION
                          ---------------------------------  -------------------------------------
                                                             STOCK INCENTIVE   LONG-TERM      ALL
        NAME AND          FISCAL                                OPTIONS       COMPENSATION   OTHER
   PRINCIPAL POSITION      YEAR   SALARY   BONUS (1)  OTHER     (SHARES)         PAYOUTS      (2)
------------------------  ------ --------  --------   -----  ---------------  ------------  ------
Gerhard J. Neumaier        2000  $233,680    -0-       -0-        -0-             -0-       13,182
President and Director     1999  $228,750    -0-       -0-        -0-             -0-       13,731
                           1998  $219,952    -0-       -0-        -0-             -0-       14,127

Frank B. Silvestro         2000  $212,447    -0-       -0-        -0-             -0-       11,976
Executive VP and Director  1999  $207,844    -0-       -0-        -0-             -0-       12,535
                           1998  $199,967    -0-       -0-        -0-             -0-       12,965

Ronald L. Frank            2000  $212,447    -0-       -0-        -0-             -0-       11,976
Executive Vice President   1999  $207,964    -0-       -0-        -0-             -0-       12,542
of Finance, Secretary,     1998  $199,967    -0-       -0-        -0-             -0-       12,965
Treasurer and Director

Gerald A. Strobel          2000  $212,447    -0-       -0-        -0-             -0-       11,976
Executive Vice President   1999  $207,964    -0-       -0-        -0-             -0-       12,542
of Technical Services      1998  $199,967    -0-       -0-        -0-             -0-       12,965
and Director

Gerard A. Gallagher, Jr.   2000  $179,876    -0-       -0-        -0-             -0-       10,094
Senior Vice President      1999  $180,048    -0-       -0-        -0-             -0-       10,855
of Special Projects and    1998  $172,060    -0-       -0-        -0-             -0-       11,323
Director                   1997  $177,134    -0-       -0-        -0-             -0-        9,695


(1) Amounts earned for bonus compensation determined by the Board of Directors.
(2) Represents group term life insurance premiums, contributions made by the Company to its Defined Contribution Plan and Defined Contribution Plan SERP accruals on behalf of each of the Named Executives.

    None of the Company's executive officers have employment agreements. Directors who are not employees of the Company are paid an annual fee of $22,200 payable quarterly.

Compensation Pursuant to Plans
------------------------------

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

Stock Award Plan
----------------

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

     The Award Plan is not a qualified plan under Section 401(a) of the Internal Revenue Code. The plan permits grants of the award for a period of five (5) years from the date of adoption. As of July 31, 2000, awards for 19,340 shares of Class A common stock have been granted. The named Executive Officers found in the Summary Compensation Table have not been granted any awards pursuant to the Award Plan.

Incentive Stock Option Plan
---------------------------

     In February 1986, the Company adopted an Incentive Stock Option Plan (the "Option Plan") under which key employees, including officers, of the Company may be granted options to purchase up to an aggregate of 209,390 shares of Class A Common Stock at an option price of at least 100% of the fair market value of the shares on the date the options were granted. The Option Plan was terminated in March 1996, and no further options may be granted under the Option Plan. As of July 31, 2000, there were options outstanding for the purchase of 80,276 shares of Class A Common Stock, 52,976 of which were vested.

     The named Executive Officers found in the Summary Compensation Table have not been granted any options pursuant to the Option Plan.

     Section 16(a) Beneficial Ownership Reporting Compliance

     During the fiscal year ended July 31, 2000, Gerhard J. Neumaier failed to file on a timely basis two reports showing one transaction each and Ronald L. Frank failed to file on a timely basis one report showing one transaction.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          -----------------------------------------------

     The following table sets forth, as of September 30, 2000, the number of outstanding shares of Class A Common Stock and Class B Common Stock of the Company beneficially owned by each person known by the Company to be the beneficial owner of more than 5 percent of the then outstanding shares of Common Stock:
                         Class A Common Stock        Class B Common Stock
                         ----------------------      --------------------
                         Nature and   Percent        Nature and
                         Amount of      of           Amount of
                         Beneficial   Class As       Beneficial  Percent
                         Ownership    Adjusted       Ownership    of
Name and Address(1)        (2)(3)       (4)            (2)(3)    Class
-----------------------  ----------   --------       ----------  -------

Gerhard J. Neumaier*      355,777       14.4%         345,894    20.1%

Frank B. Silvestro*       288,937       11.9%         288,937    16.7%

Ronald L. Frank*          223,359        9.5%         220,844    12.8%

Gerald A. Strobel*        222,741        9.5%         222,741    12.9%

Franklin Resources,
Inc.                      335,000       15.8%            0         0

First Carolina
Investors, Inc.           425,000       20.5%            0         0

The Cameron Baird
 Foundation               250,000       11.8%            0         0

Dimension Fund
 Advisors, Inc.           109,930        5.2%            0         0

*  See Footnotes in next table

1) The address for Gerhard J. Neumaier, Frank B. Silvestro, Ronald L. Frank and Gerald A. Strobel is c/o Ecology and Environment, Inc., 368 Pleasant View Drive, Lancaster, New York 14086, unless otherwise indicated. The address for Franklin Resources, Inc. is 777 Mariners Island Blvd.,
P. O. Box 7777, San Mateo, California 94403-7777. The address for The Cameron Baird Foundation is c/o Kavinoky & Cook, 120 Delaware Avenue, Buffalo, New York 14202. The address for First Carolina Investors, Inc. is 1130 East Third Street, Suite 400, Charlotte, North Carolina 28204. The address for Dimension Fund Advisors, Inc. is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401.

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

(3) There are 2,263,299 shares of Class A Common Stock issued and outstanding and 1,751,321 shares of Class B Common Stock issued and outstanding as of September 30, 2000. The figures in the "as adjusted" columns are based upon these totals and except as set forth in the preceding sentence, upon the assumptions described in footnote 2 above.

SECURITY OWNERSHIP OF MANAGEMENT
--------------------------------

     The following table sets forth certain information regarding the beneficial ownership of the Company's Class A Common Stock and Class B Common Stock as of September 30, 2000, by (i) each Director of the Company and (ii) all Directors and officers of the Company as a group.

                                  Class A Common Stock             Class B Common Stock
                                 -----------------------          ---------------------
                                 Nature and     Percent           Nature and
                                 Amount of      of                Amount of
                                 Beneficial     Class As          Beneficial   Percent
                                 Ownership      Adjusted          Ownership    of
         Name(1)                   (2)(3)          (4)               (2)(3)     Class
-----------------------------    ----------     --------          ----------   --------
Gerhard J. Neumaier (5) (14)      355,777        14.4%             345,894      20.1%

Frank B. Silvestro (14)           288,937        11.9%             288,937      16.7%

Ronald L. Frank (6) (14)          223,359         9.5%             220,844      12.8%

Gerald A. Strobel (7) (14)        222,741         9.5%             222,741      12.9%

Harvey J. Gross (8)                80,047         3.6%              80,047       4.6%

Gerard A. Gallagher, Jr.           68,641         3.1%              68,300       4.0%

Ross M. Cellino (9)                15,611          *                 1,050        *

Brent D. Baird (10)               435,000        20.5%               -0-         -0-

Directors and officers
Group (11)(12)                  1,708,869        50.8%           1,240,762      71.9%
(10 individuals)

* Less than 0.1%
-------------------------------------------------------------------------------------


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

4. There are 2,263,299 shares of Class A Common Stock issued and outstanding and 1,751,321 shares of Class B Common Stock issued and outstanding as of September 30, 2000. The figure in the "as adjusted" columns are based upon these totals and except as set forth in the preceding sentence, upon the assumptions described in footnotes 2 and 3 above.

5. Includes 525 shares of Class A Common Stock owned by Mr. Neumaier's spouse, as to which he disclaims beneficial ownership. Includes 525 shares of Class A Common Stock owned by Mr. Neumaier's Individual Retirement Account. Does not include any shares of Class A Common Stock or Class B Common Stock held by Mr. Neumaier's adult children. Includes 3,833 shares of Class A Common Stock owned by a Partnership in which Mr. Neumaier is a general partner.

6. Does not include any shares of Class A Common Stock or Class B Common Stock held by Mr. Frank's adult children. Includes 26,625 Shares of Class B Common Stock owned by Mr. Frank's former spouse as to which he disclaims beneficial ownership except for the right to vote the shares which he retains pursuant to an agreement with his former spouse. Includes 515 shares of Class A Common Stock owned by Mr. Frank's individual retirement account.

7. Includes 15,171 shares of Class B Common Stock held in equal amounts by Mr. Strobel as custodian for his three children, as to which he disclaims beneficial ownership.

8. Includes an aggregate of 21,047 shares of Class B Common Stock owned by two trusts created by Mr. Gross of which he and his spouse are the sole beneficiaries during their lifetimes.

9. Includes 10,396 shares of Class A Common Stock owned by Mr. Cellino's spouse, as to which shares he disclaims beneficial ownership; also includes 4,055 shares of Class A Common Stock owned by Mr. Cellino's Individual Retirement Account. Includes 5 shares of Class A Common Stock owned by a limited partnership in which Mr. Celino is a general partner.

10. Includes 425,000 shares of Class A Common Stock owned by First Carolina Investors, Inc. of which Mr. Baird is a shareholder, director and Chief Executive Officer. It does not include 250,000 shares owned by the Cameron Baird Foundation.

11. Does not include 68,107 shares (32,650 shares of Class A Common Stock and 35,457 shares of Class B Common Stock) owned by the Company's Defined Contribution Plan of which Messrs. Gerhard J. Neumaier, Frank, Silvestro and Strobel constitute four of the five trustees of each Plan.

12. Includes 892 shares of Class A Common Stock which may be issued upon exercise of a stock option granted to one officer on September 2, 1991 pursuant to the Company's Incentive Stock Option Plan; includes 787 shares of Class A Common Stock which may be issued upon the exercise of a stock option granted to one officer on November 2, 1992 pursuant to the Company's Incentive Stock Option Plan; includes 630 shares of Class A Common Stock which may be issued upon the exercise of a stock option granted to one officer on April 2, 1994 pursuant to the Company's Incentive Stock Option Plan; includes 600 shares of Class A Common Stock which may be issued upon the exercise of a stock option granted to one officer on December 2, 1994 pursuant to the Company's Incentive Stock Option Plan; does not include 2,400 shares of Class A Common Stock which may be issued upon the exercise of stock options granted to two (2) officers on December 12, 1995 pursuant to the Company's Incentive Stock Option Plan.

13. Subject to the terms of the Restrictive Agreement. See "Security Ownership of Certain Beneficial Owners-Restrictive Agreement".

Restrictive Agreement
---------------------

    Messrs. Gerhard J. Neumaier, Silvestro, Frank, and Strobel entered into a Stockholders' Agreement in 1970 which governs the sale of an aggregate of 1,240,418 shares Class B Common Stock owned by them, the former spouse of one of the individuals and the children of the individuals. The spouse of one of the individuals and the children of the individuals. The agreement provides that prior to accepting a bona fide offer to purchase all or any part of their shares, each party must first allow the other members to the agreement the opportunity to acquire on a pro rata basis, with right of over-allotment, all of such shares covered by the offer on the same terms and conditions proposed by the offer.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          ----------------------------------------------

     None.

                              PART IV
                              -------

Item 14.  EXHIBITS, FINANCIAL STATEMENTS
          ------------------------------

(a)   1.  Financial Statements                                       Page
          --------------------                                       ----

          Report of Independent Accountants                           17

            Consolidated Balance Sheet -
            July 31, 2000 and 1999                                    18

            Consolidated Statement of Income
            for the fiscal years ended
            July 31, 2000, 1999 and 1998                              19

            Consolidated Statement of Changes in
            Shareholders' Equity for the fiscal years
            ended July 31, 2000, 1999 and 1998                        20

            Consolidated Statement of Cash Flows for
            the fiscal years ended July 31, 2000,
            1999 and 1998                                             21

            Notes to Consolidated Financial Statements                22


      2.  Financial Statement Schedule
          ----------------------------

            Schedule VIII - Allowance for
            Doubtful Accounts                                         37

     All other schedules are omitted because they are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.


      3.  Exhibits
          --------

            Exhibit No.     Description
            ----------      -----------

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

            3.3 Certificate of Amendment of Certificate of Incorporation filed on January 19, 1982 (1)

            3.4 Certificate of Amendment of Certificate of Incorporation filed on January 29, 1987 (1)

            3.5 Certificate of Amendment of Certificate of Incorporation filed on February 10, 1987 (1)

            3.6 Restated By-Laws adopted on July 30, 1986 by Board of Directors (1)

            3.7 Certificate of Change Under Section 805-A of the Business Corporation Law filed August 18, 1988 (2)

            3.8 Certificate of Amendment of Certificate of Incorporation filed January 15, 1988 (2)

         Exhibit No.        Description
         -----------        -----------

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

                            (2) Filed as exhibits to the Company's Form
                                10-K for Fiscal Year Ending July 31, 1988, and incorporated herein by reference.

                            (3) Filed herewith.


(a)   Reports on Form 8-K

      Registrant has not filed any reports on Form 8-K during the fourth quarter ended July 31, 2000.

                                  SIGNATURES
                                  ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, ECOLOGY AND ENVIRONMENT, INC. has duly caused this Annual Report to be signed on its behalf by the undersigned hereunto duly authorized:

Dated:  October 30, 2000               ECOLOGY AND ENVIRONMENT, INC.


                                       By: /s/ Gerhard J. Neumaier, President
                                           ----------------------------------
                                                   Gerhard J. Neumaier

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature                    Title                    Date
---------                    -----                    ----

/s/ Gerhard J. Neumaier      President                October 30, 2000
Gerhard J. Neumaier          (Chief Executive
                             Officer)

/s/ Frank B. Silvestro       Executive                October 30, 2000
Frank B. Silvestro           Vice-President

/s/ Gerald A. Strobel        Executive                October 30, 2000
Gerald A. Strobel            Vice-President

/s/ Ronald L. Frank          Secretary,               October 30, 2000
Ronald L. Frank              Treasurer, Executive
                             Vice-President of
                             Finance
                             (Principal Financial
                             and Accounting Officer)

/s/ Gerard A. Gallagher, Jr. Senior Vice              October 30, 2000
Gerard A. Gallagher, Jr.     President of
                             Special Projects
                             and Director

/s/ Harvey J. Gross          Director                 October 30, 2000
Harvey J. Gross

/s/ Ross M. Cellino          Director                 October 30, 2000
Ross M. Cellino

/s/ Brent D. Baird           Director                 October 30, 2000
Brent D. Baird


________________________________________________________________________


Exhibit Index
-------------

Exhibit 21.5          List of Subsidiaries

Exhibit 23            Consent of Independent Accountants


_________________________________________________________________________

Exhibit 21.5
------------

                   SCHEDULE OF SUBSIDIARIES
                   ------------------------
                     AS OF JULY 31, 2000
                   ------------------------

Subsidiaries of Ecology and Environment, Inc. (the "Company")
as of July 31, 2000.
                                                         Percentage of
                                                         Capital Stock
                                                         of Subsidiary
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
        (a corporation formed under the laws of
        Brazil)

10. Ecology and Environment of Saudi Arabia                  66 2/3%
    Company, Ltd.
        (a limited liability company formed
        under the laws of the Saudi Arabia)

11. Ecology & Environment South America, Inc.               100%
        (a corporation formed under the laws
        of the Cayman Islands)

12. Ecology & Environment International                     100%
    Services, Inc.
        (a Delaware Corporation)

13. Fruitas Marinas Del Mar S.A.                            100%
        (a corporation formed under the laws of
        Costa Rica)

14. Ecology & Environment de Chile, S.A.                    100%
        (a corporation formed under the
        laws of Chile)

15. Gestion Ambiental Consultores S.A.                       50.1%
        (a corporation formed under the laws of
        Chile)

16. Walsh Environmental Scientists and Engineers, LLC        60%



Exhibit 23
----------
                      Consent of Independent Accountants
                      ----------------------------------

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 33-41998 and 333-30085) of Ecology and Environment, Inc. of our report dated October 4, 2000 relating to the financial statements and financial statement schedule which appear in this Form 10-K.


PricewaterhouseCoopers LLP

Buffalo, New York
October 27, 2000