Form 10-K/A
period 2000-07-31
ECOLOGY & ENVIRONMENT INC
filed 2000-11-20
CIK 809933

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

                                                       Yes  X    No
                                                           ---      ---

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendments to this Form 10-K.
                                                                   ------


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


                       EXPLANATION OF FIRST AMENDMENT
                       ------------------------------

     The Registrant, Ecology and Environment, Inc., (the "Company" or "EEI"), filed a Form 10-K on October 30, 2000 with the Securities and Exchange Commission, (the "SEC"). Item 12, located on Pages 38-41 of that form, is hereby amended as shown in this First Amendment. All other Items remain unchanged from the previously filed Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          -----------------------------------------------

     The following table sets forth, as of September 30, 2000, the number of outstanding shares of Class A Common Stock and Class B Common Stock of the Company beneficially owned by each person known by the Company to be the beneficial owner of more than 5 percent of the then outstanding shares of Common Stock:
                         Class A Common Stock        Class B Common Stock
                         ----------------------      --------------------
                         Nature and   Percent        Nature and
                         Amount of      of           Amount of
                         Beneficial   Class As       Beneficial  Percent
                         Ownership    Adjusted       Ownership    of
Name and Address(1)        (2)(3)       (4)            (2)(3)    Class
-----------------------  ----------   --------       ----------  -------

Gerhard J. Neumaier*      355,777       13.6%         345,894    19.6%

Frank B. Silvestro*       288,937       11.3%         288,937    16.5%

Ronald L. Frank*          223,359        9.0%         220,844    12.6%

Gerald A. Strobel*        222,741        9.0%         222,741    12.7%

Franklin Resources,
Inc.                      335,000       14.8%            0         0

First Carolina
Investors, Inc.           425,000       18.8%            0         0

The Cameron Baird
 Foundation               250,000       11.0%            0         0

Dimension Fund
 Advisors, Inc.           109,930        4.9%            0         0

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

Page 39 of 46

SECURITY OWNERSHIP OF MANAGEMENT
--------------------------------

     The following table sets forth certain information regarding the beneficial ownership of the Company's Class A Common Stock and Class B Common Stock as of September 30, 2000, by (i) each Director of the Company and (ii) all Directors and officers of the Company as a group.

                                  Class A Common Stock            Class B Common Stock
                                 -----------------------          ---------------------
                                 Nature and     Percent           Nature and
                                 Amount of      of                Amount of
                                 Beneficial     Class As          Beneficial   Percent
                                 Ownership      Adjusted          Ownership    of
         Name(1)                   (2)(3)          (4)              (2)(3)     Class
-----------------------------    ----------     --------          ----------   --------
Gerhard J. Neumaier (5) (13)      355,777        13.6%             345,894      19.6%

Frank B. Silvestro (13)           288,937        11.3%             288,937      16.5%

Ronald L. Frank (6) (13)          223,359         9.0%             220,844      12.6%

Gerald A. Strobel (7) (13)        222,741         9.0%             222,741      12.7%

Harvey J. Gross (8)                80,047         3.4%              80,047       4.6%

Gerard A. Gallagher, Jr.           68,641         2.9%              68,300       4.0%

Ross M. Cellino (9)                15,611          *                 1,050        *

Brent D. Baird (10)               435,000        19.2%               -0-         -0-

Directors and officers
Group (11)(12)                  1,708,869        48.7%           1,240,762      70.8%
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


                                  SIGNATURE
                                  ---------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, ECOLOGY AND ENVIRONMENT, INC. has duly caused this Annual Report to be signed on its behalf by the undersigned hereunto duly authorized:

Dated:   November 20, 2000                     ECOLOGY AND ENVIRONMENT, INC.



                                         By:  /s/ Gerhard J. Neumaier
                                              ------------------------------
                                              Gerhard J. Neumaier, President