Form 10-Q
period 2000-10-28
ECOLOGY & ENVIRONMENT INC
filed 2000-12-12
CIK 809933

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                   FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act in 1934



  For Quarter Ended October 28, 2000             Commission File #1-9065



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


  At December 1, 2000, 2,363,488 shares of Registrant's Class A Common Stock (par value $.01) and 1,743,741 shares of Class B Common Stock (par value $.01 were outstanding.


                        Ecology and Environment, Inc.
                         Consolidated Balance Sheet
                                                   October 28, 2000      July 31, 2000
                                                     (Unaudited)
                                                   ----------------      -------------
Assets
------

Current assets:
     Cash and cash equivalents			     $ 5,943,310          $ 4,997,771
     Investment securities available for sale          3,472,949            3,436,207
     Contract receivables, net                        22,974,932           24,178,191
     Deferred income taxes                             1,924,939            1,932,774
     Income taxes receivable                               ---                 26,081
     Other current assets                              1,099,743            1,185,086
                                                     ------------         ------------
        Total current assets                          35,415,873           35,756,110

Property, building and equipment, net                 16,319,091           15,983,806
Deferred income taxes                                    152,247              152,247
Other assets                                           1,587,404            1,556,702
	                                               ------------         ------------
        Total assets                                 $53,474,615          $52,448,865
                                                     ============         ============

Liabilities and Shareholders' Equity
------------------------------------

Current liabilities:
     Accounts payable                                $ 3,146,325          $ 4,374,040
     Accrued payroll costs                             4,494,806            3,570,026
     Other accrued liabilities                         2,558,889            3,098,321
                                                     ------------         ------------
        Total current liabilities                     10,200,020           11,042,387

Income tax payable                                       170,669                ---
Long-term debt                                            45,573               58,217
Minority Interest                                         84,431               12,666

Shareholders' equity:
     Preferred stock, par value $.01 per share
        authorized - 2,000,000 shares; no shares
        issued                                             ---                   ---
     Class A common stock, par value $.01 per
        share; authorized - 6,000,000 shares;
        issued - 2,400,559 and 2,392,709 shares           24,005               23,926
     Class B common stock, par value $.01 per
        share; authorized - 10,000,000 shares
        issued - 1,769,730 and 1,777,580 shares           17,693               17,772
     Capital in excess of par value                   17,253,828           17,466,436
     Retained earnings                                26,497,253           25,906,540
     Unearned compensation                              (523,719)               ---
     Teasury stock - Class A Common, 37,071 and
        129,410 shares; Class B common, 26,259
        and 26,259 shares, at cost                      (295,138)          (1,079,079)
                                                     ------------         ------------
        Total shareholders' equity                    42,973,922           42,335,595
                                                     ------------         ------------

        Total liabilities and shareholders' equity   $53,474,615          $53,448,865
                                                     ============         ============

The accompanying notes are an integral part of these financial statements.

                        Ecology and Environment, Inc.
                       Consolidate Statement of Income
                                (Unaudited)
                                                            Three months ended
                                                        ------------------------------
                                                         October 28,       October 30,
                                                            2000              1999
                                                        ------------      ------------
Gross revenues                                          $24,294,076       $20,171,316
Less:  direct subcontract costs                           4,349,759         3,400,313
                                                        ------------      ------------

Net revenues                                             19,944,317        16,771,003

Operating costs and expenses:
     Cost of professional services and
        other direct operating expenses                  11,237,501         9,683,888
     Administrative and indirect operating
        expenses                                          5,285,492         4,211,293
     Marketing and related costs                          2,024,052         2,129,272
     Depreciation                                           364,861           347,243
                                                        ------------      ------------

Total operating costs & expenses                         18,911,906        16,371,696
                                                        ------------      ------------

Income from operations                                    1,032,411           399,307
Interest (expense)                                          (21,605)          (23,035)
Interest income                                             122,664           160,012
Net foreign currency exchange gain (loss)                    (2,930)            1,402
                                                        ------------      ------------
Income before income taxes and minority interest          1,130,540           537,686
Total income tax provision                                  468,062           214,600
                                                        ------------      ------------

Net income before minority interest                         662,478           323,086
Minority Interest                                           (71,765)            3,427
                                                        ============       ===========

Net income                                              $   590,713        $  326,513

Net income per common share:  Basic and Diluted               $0.14             $0.08
                                                        ============       ============

Weighted average common shares outstanding:
     Basic                                                4,106,959         3,967,347
                                                        ============       ============

     Diluted                                              4,106,959         3,967,347
                                                        ============       ============

The accompanying notes are an integral part of these financial statements.


                          Ecology and Environment, Inc.
                       Consolidated Statement of Cash Flows
                                    (Unaudited)
                                                               Three months ended
                                                         ------------------------------
                                                          October 28,       October 30,
                                                             2000              1999
                                                         ------------      ------------
Cash flows from operating activities:
     Net income                                          $   590,713        $  326,513
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
     Depreciation                                            364,861           347,243
     Amortization                                             47,614             ---
     Gain on disposition of property and equipment             ---              31,030
     Minority interest                                        71,765            (3,427)
     Provision for contract adjustments                      194,000           103,000
     (Increase) decrease in:
        - contracts receivable, net                        1,009,259        (1,359,208)
        - other current assets                                85,343          (433,560)
        - income taxes receivable                             33,916           220,684
        - other non-current assets                           (30,702)         (433,375)
     Increase (decrease) in:
        - accounts payable                                (1,227,715)         (258,044)
        - accrued payroll costs                              924,780         1,567,953
        - other accrued liabilities                         (539,432)       (1,464,610)
        - income taxes payable                               170,669             ---
                                                          -----------       -----------

     Net cash provided by (used in) operating activities   1,695,071        (1,355,801)
                                                          -----------       -----------

Cash flows used in investing activities:
     Purchase of property, building and equipment, net       238,375          (118,531)
     Proceeds from sale of assets                           (938,521)          (46,425)
     Payment for the purchase of bond                        (36,742)          (39,207)
     Proceeds from sale of investment securities               ---           1,000,000
                                                          -----------       -----------

     Net cash provided by (used in)investing activities     (736,888)          795,837
                                                          -----------       -----------

Cash flows used in financing activities:
     Repayment of long-term debt                             (12,644)          (13,061)
                                                          -----------       -----------

     Net cash used in financing activities                   (12,644)          (13,061)
                                                          -----------        -----------

Net increase (decrease) in cash and cash equivalents         945,539          (573,025)
Cash and cash equivalents at beginning of period           4,997,771         5,209,882
                                                          -----------       -----------

Cash and cash equivalents at end of period                $5,943,310        $4,636,857
                                                          ===========       ===========

The accompanying notes are an integral part of these financial statements.


                 ECOLOGY AND ENVIRONMENT, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of significant accounting principles

     a.  Consolidation
         -------------

     The consolidated financial statements include the accounts of the Company and its wholly-owned and majority owned subsidiaries. Also reflected in the financial statements are the Company's 66-2/3% ownership in the assets of a nonoperating subsidiary, Ecology and Environment of Saudi Arabia Ltd. (EESAL), and a 50% ownership in two Chinese operating joint ventures, Beijing Yi Yi Ecology and
     Engineering Co. Ltd. and The Tianjin Green Engineering Company.
     These joint ventures are accounted for under the equity method. All significant intercompany transactions and balances have been eliminated. Certain amounts in the prior years' consolidated financial statements and notes have been reclassified to conform with the current year presentation. The consolidated balance sheet at October 28, 2000 and the accompanying consolidated statements of income and of cash flows are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. The accompanying financial statements should be reviewed in conjunction with the Company's fiscal year ended July 31, 2000 audited financial statements.


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

     c.  Revenue Recognition
         -------------------

     Substantial amounts of the Company's revenues are derived from cost-plus-fixed fee contracts using the percentage of completion method based on costs incurred plus the fee earned. The fees under certain government contracts are determined in accordance with performance. Such awards are recognized at the time the amounts can be reasonably determined. Provisions for estimated contract adjustments relating to cost based contracts have been deducted from gross revenues in the accompanying consolidated statement of income. These provisions are estimated and accrued annually based on goverment sales volume. Such adjustments typically arise as a result of interpretations of cost allowability under cost based contracts.

     Revenues related to long-term government contracts are subject to audit by an agency of the United States government. Government audits have been completed through fiscal year 1993 and are currently in process for fiscal years 1994 through 1995. The majority of the balance in the allowance for contract adjustments accounts represents a reserve against possible adjustments for fiscal years 1992 through 2000.

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

2.   Contract Receivables, Net
     -------------------------

     Contract receivables are comprised of:

                                           October 28,      July 31,
                                              2000            2000
                                          ------------    ------------
     United States government
        Billed                            $ 5,226,402     $ 6,404,394
        Unbilled                            4,020,512       4,086,931
                                          ------------    ------------
                                            9,246,915      10,491,326
                                          ------------    ------------
     Industrial customers and state
     and municipal governments
        Billed                             12,357,084      11,179,091
        Unbilled                            4,232,789       4,166,371
                                          ------------    ------------
                                           16,589,873      15,345,462
                                          ------------    ------------
     Less allowance for contract
     adjustments                           (1,812,598)     (1,658,597)
                                          ------------    ------------

                                          $24,024,190     $24,178,191
                                          ============    ============

     United States government receivables arise from long-term U.S. government prime contracts and subcontracts. Unbilled receivables result from revenues which have been earned, but are not billed as of period-end. The above unbilled balances are comprised of incurred costs plus fees not yet processed and billed; and differences between year-to-date provisional billings and year-to-date actual contract costs incurred and fees earned of approximately $108,231 at October 28, 2000 and ($403,000) at July 31, 2000. Unbilled contracts receivable are reduced by billings in excess of costs incurred of $210,000 at October 28, 2000 and $920,000 at July 31, 2000. Within the above billed balances are contractual retainages in the amount of approximately $1,081,000 at October 28, 2000 and $1,148,000 at July 31, 2000. Included in other accrued liabilities is an additional allowance for contract adjustments relating to potential cost disallowances on amounts billed and collected in current and prior years' projects of approximately $2,031,000 at October 28, 2000 and $2,031,000 at
     July 31, 2000. An allowance for contract adjustments is recorded for contract disputes and government audits when the amounts are determinable.

3.   Earnings Per Share
     -------------------

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

4.   Segment Reporting
     -----------------

     Ecology and Environment, Inc. has three reportable segments: consulting services, analytical laboratory services, and aquaculture. The consulting services segment provides broad based environmental services encompassing audits and impact assessments, surveys, air and water quality management, environmental engineering, environmental infrastruc-ture planning, and industrial hygiene and occupational health studies to a worldwide base of customers. The analytical laboratory provides analytical testing services to industrial and governmental clients for the analysis of waste, soil and sediment samples. The shrimp aquaculture facility, located in Costa Rica, was purchased on July 30, 1999. This facility produces shrimp grown in a controlled environment for markets worldwide.

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

     Reportable segments for the three months ended October 28, 2000 are as follows:

                                            Consulting   Analytical  Aquaculture     Total
                                           -----------  -----------  -----------  -----------
     Net revenues from external customers  $18,757,149  $   613,713  $     9,000  $19,379,862
     Intersegment net revenues                   ---        564,455        ---        564,455
                                           -----------  -----------  -----------  -----------

     Total consolidated net revenues       $18,757,149   $1,178,168  $     9,000  $19,944,317
                                           ===========   ==========  ===========  ===========

     Depreciation expense                      209,409       88,452       67,000      364,861
     Segment profit (loss)                   1,371,326      (20,442)    (300,973)   1,049,911
     Segment assets                         41,379,012    7,348,000    4,747,603   53,474,615
     Expenditures for long-lived assets        136,258       62,000      486,522      684,780

     Geographic Information:

                                          Net              Long-lived
                                        Revenues (1)          Assets
                                       -------------       ------------
          United States                $13,929,658         $35,226,170

          Foreign countries              1,307,000           4,741,000

<F1>
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

<F1>
     (1) Net revenues are attributed to countries based on the location of the customers.

5.   Acquisitions
     ------------

     In September 1999 the Company, through it's Chilean subsidiary, acquired a 50.1% stake in Gestion Ambiental Consultores, (GAC), a Chilean environ-mental consulting firm for a cash payment of $400,000. GAC has expertise in mining, steel manufacturing and energy resources. In February 2000, the Company purchased the remaining 10% interest in its shrimp aquaculture facility for a purchase price of $263,000.

     In June 2000, the Company purchased a 60% share of the assets of Walsh Environmental Scientists and Engineers LLC, Walsh of Boulder, Colorado for a purchase price of $700,000 cash and $300,000 in Class A common stock. An additional $500,000 in cash was contributed by the Company for working capital. The working capital contribution was used to pay down short and long term debt and will provide capital for future growth. Walsh of Boulder provides environmental services to clients in the Rocky Mountain region as well as Peru, through its Peruvian subsidiary. These acquisitions have been accounted for under the purchase method with the results of operations from the respective acquisition dates. The aggregate excess of the purchase prices of these acquisitions over the fair market values of the net assets of the acquired companies is being amortized over a range of 15-20 years from the acquisition dates using the straight-line method.

     The following information presents the pro forma consolidated results of operations as if the acquisitions had occurred on August 1, 1999.
     The pro forma amounts may not be indicative of the results that actually would have been achieved had the acquisitions occurred as of August 1, 1999 and are not necessarily indicative of future results.

                                           Three months ended
                                            October 28, 2000
                                              (000's of $)
                                              (Unaudited)
                                           -------------------
                      Net sales                   $17,946
                      Income before taxes             525
                      Net income                      330
                      Net income per share           $.08

6.   Stock Award Plan
     ----------------

     Effective March 16, 1998, the Company adopted the Ecology and Environment, Inc. 1998 Stock Award Plan (the "Award Plan") under which key employees (including officers) of the Company or any of its present or future subsidiaries may be designated to receive awards of Class A common stock of the Company as a bonus for services rendered to the Company or its subsidiaries, without payment therefore, based upon the fair market value of the common stock at the time of the award. The Company originally reserved for issuance as awards under the Award Plan an aggregate of 12,000 shares of Class A common stock of the Company, which shall be solely treasury shares. Since then the Company has increased the number of reserved shares to 112,000.

     In the first quarter of year 2001, the Company issued 92,339 shares at an average fair value of $6.19 per share. In fiscal year 2000 no shares were issued. In fiscal year 1999, 8,750 shares were issued at a weighted average fair value of $7.69 per share. In fiscal year 1998, awards for 11,090 shares of Class A common stock had been granted at a weighted average fair value of $9.81 per share.

     The Company estimates that if they elected to measure compensation cost for employee stock based compensation arrangements under SFAS No. 123 it would not have caused net income and earnings per share for the first quarters of fiscal years 2001 and 2000 to be materially different from their reported amounts.


PART 1 - ITEM 2
----------------------

Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition
-------------------

At October 28, 2000 the Company had a working capital balance of $25.2 million, a $.5 million increase from the balance at July 31, 2000. Cash, cash equivalents and investment securities available for sale increased $1 million as a result of a $1 million decrease in contracts receivable. The decrease in contracts receivables was a result of increased efforts to speed collections of outstanding invoices.

The Company maintains an unsecured line of credit of $10.0 million with a bank at 1/2% below the prevailing prime rate. There are no borrowings outstanding under this line of credit at October 28, 2000 and none were required during the first quarter of fiscal year 2001. The Company has historically financed its activities through cash flows from operations. Internally generated funds have been adequate to support the demands for working capital, the purchase of new fixed assets and investment securities and the payment of dividends. There are no significant working capital requirements pending at October 28, 2000. The Company's existing cash along with that generated by future operations and the existing credit line is expected to be sufficient to meet the Company's needs for the foreseeable future.

Results of Operations
---------------------

Net Revenue
-----------

Net revenues for the first quarter of fiscal year 2001 were $19.9 million, up 18% from the $16.8 million reported in fiscal year 2000. The increase in net revenues was attributable to increased revenues from commercial customers primarily in the telecommunications-energy sector, the United States Department of Defense (DOD) and the Company's international clients. In particular, the Company experienced a 57% increase in net revenues from various international clients and a 46% increase in commercial net revenues. The increased net revenue from the DOD was due to our continued aggressive marketing of new work under DOD task order contracts.

Net revenues for the first quarter of fiscal year 2000 were $16.8 million, up 10% from the $15.2 million reported for the first quarter of fiscal year 1999. The increase in net revenues was attributable to increases in revenues from the Company's contracts with the United States Environmental Protection Agency (EPA) as well as increased net revenues from the DOD.

Income Before Income Taxes and Minority Interest
------------------------------------------------

The Company's income before income taxes and minority interest for fiscal year 2001 was $1,131,000, up 110% from the $538,000 reported in fiscal year 2000. Income before income taxes and minority interest was positively impacted by the company-wide cost reduction measures which increased both margins and efficiencies and an increase in both commercial and international sector high margin work. This increase in work lead to an increase in staff utilization and a decrease in the Company's indirect expenses. The ASC's losses decreased from $175,000 in fiscal year 2000 to a loss of $20,000 in fiscal year 2001. Although ASC revenues were flat, this improvement was possible due to continued efforts to reduce costs and improve efficiencies in the ASC's sample tracking and reporting systems. The Company experienced a loss of $200,000 in the first quarter from its Costa Rica based shrimp farm subsidiary. As of October 28, 2000 the Shrimp Farm operation remained inactive as the final stages of the clean up of the viral disease that hit the farm in the fourth quarter of last year was completed. Controlled tests are currently underway to examine the success of this cleanup process. The farm commenced startup operations in November and should be in full production by late spring.

The Company's income before income taxes and minority interest for the first quarter of fiscal year 2000 was $538,000, up 12% from the $482,000 reported in the first quarter of fiscal year 1999. The increase was primarily due to significant improvements in the Company's ASC operation. The ASC operating losses were reduced by 45% from the first quarter of the prior year as a result of efficiency gains realized from the Company's new laboratory information handling system installed in fiscal year 1999 as well as reduced operating costs in the ASC. In addition, increased net revenues from the START contracts and DOD clients resulted in increased staff utilization and improved margins in the Company's consulting business.



PART II - OTHER INFORMATION
---------------------------



                               SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ECOLOGY AND ENVIRONMENT, INC.


Date:  December 12, 2000               By:   RONALD L. FRANK
                                         ----------------------------
                                             RONALD L. FRANK
                                             EXECUTIVE VICE PRESIDENT
                                             CHIEF FINANCIAL OFFICER
                                             (PRINCIPAL FINANCIAL
                                             ACCOUNTING OFFICER