Form 10-Q
period 2001-01-27
ECOLOGY & ENVIRONMENT INC
filed 2001-03-13
CIK 809933

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                   FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act in 1934



  For Quarter Ended January 27, 2001             Commission File #1-9065



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


  At March 2, 2001, 2,401,659 shares of Registrant's Class A Common
  Stock (par value $.01) and 1,768,630 shares of Class B Common Stock (par value $.01 were outstanding.


                        Ecology and Environment, Inc.
                         Consolidated Balance Sheet

                                                     January 27,           July 31,
                                                        2001                 2000
                                                     (Unaudited)
                                                     ------------        -------------
Assets
------
Current assets:
     Cash and cash equivalents                       $ 8,257,033          $ 4,997,771
     Investment securities available for sale          3,509,324            3,436,207
     Contract receivables, net                        19,480,639           24,178,191
     Deferred income taxes                             1,851,721            1,932,774
     Income taxes receivable                             470,467               26,081
     Other current assets                                770,802            1,185,086
                                                    ------------         ------------
        Total current assets                          34,339,986           35,756,110

Property, building and equipment, net                 16,480,574           15,983,806
Deferred income taxes                                    152,247              152,247
Other assets                                           1,438,996            1,556,702
                                                    -------------        -------------
    	  Total assets                                 $52,411,803          $53,448,865
                                                    =============        =============

Liabilities and Shareholders' Equity
------------------------------------

Current liabilities:
     Accounts payable                                $ 3,476,277          $ 4,374,040
     Accrued payroll costs                             3,309,318            3,570,026
     Other accrued liabilities                         2,336,204            3,098,321
                                                     ------------         ------------
         Total current liabilities                     9,121,799           11,042,387

Income tax payable                                       157,052                ---
Long-term debt                                            73,128               58,217
Minority interest                                        239,672               12,666

Shareholders' equity:
     Preferred stock, par value $.01 per share
        authorized - 2,000,000 shares; no shares
        issued                                             ---                   ---
     Class A common stock, par value $.01 per
        share; authorized - 6,000,000 shares;
        issued - 2,400,559 and 2,392,709 shares           24,005               23,926
     Class B common stock, par value $.01 per
        share; authorized - 10,000,000 shares
        issued - 1,769,730 and 1,777,580 shares           17,693               17,772
     Capital in excess of par value                   17,253,828           17,466,436
     Retained earnings                                26,295,873           25,906,540
     Unearned compensation                              (476,109)               ---
     Teasury stock - Class A Common, 37,071 and
        129,410 shares; Class B common, 26,259
        and 26,259 shares, at cost                      (295,138)          (1,079,079)
                                                     ------------         ------------
        Total shareholders' equity                    42,820,152           42,335,595
                                                     ------------         ------------

        Total liabilities and shareholders' equity   $52,411,803          $53,448,865
                                                     ============         ============

The accompanying notes are an integral part of these financial statements.

                        Ecology and Environment, Inc.
                       Consolidate Statement of Income
                                (Unaudited)
                                                     Three months ended              Six months ended
                                                  --------------------------     ---------------------------
                                                  January 27,    January 29,     January 27,    January 29,
                                                     2001           2000             2001           2000
                                                  ------------  -------------    ------------   ------------
Gross revenues                                    $21,914,841    $20,525,416      $46,208,917   $40,696,732
Less:  direct subcontract costs                     3,489,045      4,035,542        7,838,804     7,435,855
                                                  ------------   ------------    ------------   ------------

Net revenues                                       18,425,796     16,489,874       38,370,113    33,260,877

Operating costs and expenses:
     Cost of professional services and
             other direct operating expenses        9,883,854      9,771,091       21,121,355    19,454,979
     Administrative and indirect operating
             expenses                               5,712,792      4,089,317       10,998,284     8,300,610
     Marketing and related costs                    1,708,827      2,104,936        3,732,879     4,234,208
     Depreciation                                     277,604        352,426          642,465       699,669
                                                  ------------   ------------     ------------  ------------

Total operating costs & expenses                   17,583,077     16,317,770       36,494,983    32,689,466
                                                  ------------   ------------     ------------  ------------

Income from operations                                842,719        172,104        1,875,130       571,411
Interest expense                                      (62,411)       (15,458)         (84,016)      (38,493)
Interest income                                       168,586        102,562          291,250       262,574
Net foreign currency exchange loss                     (1,007)        (9,249)          (3,937)       (7,847)
                                                  ------------   ------------     ------------  ------------

Income before income taxes and minority interest      947,887        249,959        2,078,427       787,645
Total income tax provision                            336,914        152,664          804,976       367,264
                                                  ------------   ------------     ------------  ------------

Net income before minority interest                   610,973         97,295        1,273,451       420,381
Minority Interest                                    (155,241)       (27,119)        (227,006)      (23,692)
                                                  ============   ============     ============  ============

Net income                                        $   455,732    $    70,176      $ 1,046,445   $   396,689
                                                  ============   ============     ============  ============

Net income per common share:  Basic and Diluted   $      0.11    $      0.02      $     $0.25         $0.10
                                                  ============   ============     ============  ============

Weighted average common shares outstanding:
     Basic                                          4,106,271      3,965,869        4,106,615     3,966,608
                                                  ============   ============     ============  ============

     Diluted                                        4,106,271      3,965,869        4,106,615     3,966,608
                                                  ============   ============     ============  ============

The accompanying notes are an integral part of these financial statements.


                          Ecology and Environment, Inc.
                       Consolidated Statement of Cash Flows
                                    (Unaudited)
                                                                Six months ended
                                                         ------------------------------
                                                         January 27,       January 29,
                                                            2001              2000
                                                         ------------      ------------
Cash flows from operating activities:
     Net income                                          $ 1,046,445       $   396,689
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
     Depreciation                                            642,465           699,669
     Amortization                                             95,224             ---
     Gain on disposition of property and equipment             ---               8,040
     Minority interest                                       227,006            23,692
     Provision for contract adjustments                      395,352           193,000
     (Increase) decrease in:
        - contracts receivable, net                        4,302,200           (24,139)
        - other current assets                               414,284        (1,221,927)
        - income taxes receivable                           (363,333)           46,274
        - other non-current assets                           117,706           (94,827)
     Increase (decrease) in:
        - accounts payable                                  (897,763)       (1,750,654)
        - accrued payroll costs                             (260,708)          179,207
        - other accrued liabilities                         (762,117)       (1,090,577)
        - income taxes payable                               157,052             ---
                                                          -----------       -----------

     Net cash provided by (used in) operating activities   5,113,813        (2,635,553)
                                                          -----------       -----------

Cash flows used in investing activities:
     Purchase of property, building and equipment, net      (240,976)         (225,234)
     Proceeds from sale of assets                           (898,258)         (145,337)
     Payment for the purchase of bond                        (73,117)          (95,353)
     Proceeds from maturity of notes                           ---             500,658
     Proceeds from sale of investment securities               ---           1,175,000
                                                          -----------       -----------

     Net cash provided by (used in)investing activities   (1,212,351)        1,209,734
                                                          -----------       -----------

Cash flows used in financing activities:
     Dividends paid                                         (657,111)         (634,539)
     Proceeds from (repayment of) long-term debt              14,911           (18,750)
                                                          -----------       -----------

     Net decrease in cash and cash equivalents              (642,200)         (653,289)
                                                          -----------       -----------

Net increase (decrease) in cash and cash equivalents       3,259,262        (2,079,108)
Cash and cash equivalents at beginning of period           4,997,771         5,209,882
                                                          -----------       -----------

Cash and cash equivalents at end of period                $8,257,033        $3,130,774
                                                          ===========       ===========

The accompanying notes are an integral part of these financial statements.


                 ECOLOGY AND ENVIRONMENT, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of significant accounting principles

     a.  Consolidation
         -------------

     The consolidated financial statements include the accounts of the Company and its wholly-owned and majority owned subsidiaries. Also reflected in the financial statements are the Company's 66-2/3% ownership in the assets of a nonoperating subsidiary, Ecology and Environment of Saudi Arabia Ltd. (EESAL), and a 50% ownership in two Chinese operating joint ventures, Beijing Yi Yi Ecology and Engineering Co. Ltd. and The Tianjin Green Engineering Company.
     These joint ventures are accounted for under the equity method. All significant intercompany transactions and balances have been eliminated. Certain amounts in the prior years' consolidated financial statements and notes have been reclassified to conform with the current year presentation. The consolidated balance sheet at January 27, 2001 and the accompanying consolidated statements of income and of cash flows are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. The accompanying financial statements should be reviewed in conjunction with the Company's fiscal year ended
     July 31, 2000 audited financial statements.


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

2.   Contract Receivables, Net
     -------------------------

     Contract receivables are comprised of:

                                           January 27,      July 31,
                                              2001            2000
                                          ------------    ------------
     United States government
        Billed                            $ 3,916,316     $ 6,404,394
        Unbilled                            3,683,063       4,086,931
                                          ------------    ------------
                                            7,599,379      10,491,325
                                          ------------    ------------
     Industrial customers and state
     and municipal governments
        Billed                             10,968,571      11,179,092
        Unbilled                            2,862,138       4,166,371
                                          ------------    ------------
                                           13,830,709      15,345,463
                                          ------------    ------------
     Less allowance for contract
     adjustments                           (1,949,449)     (1,658,597)
                                          ------------    ------------

                                          $19,480,639     $24,178,191
                                          ============    ============

     United States government receivables arise from long-term U.S. government prime contracts and subcontracts. Unbilled receivables result from revenues which have been earned, but are not billed as of period-end. The above unbilled balances are comprised of incurred costs plus fees not yet processed and billed; and differences between year-to-date provisional billings and year-to-date actual contract costs incurred and fees earned of approximately ($297,000) at January 27, 2001 and ($403,000) at
     July 31, 2000. Unbilled contracts receivable are reduced by billings in excess of costs incurred of $538,000 at January 27, 2001 and $920,000 at July 31, 2000. Within the above billed balances are contractual retainages in the amount of approximately $1,229,000 at January 27, 2001 and $1,148,000 at July 31, 2000. Included in other accrued liabilities is an additional allowance for contract adjust-ments relating to potential cost disallowances on amounts billed and collected in current and prior years' projects of aproximately $2,031,000 at January 27, 2001 and $2,031,000 at July 31, 2000. An
     allowance for contract adjustments is recorded for contract disputes and government audits when the amounts are determinable.

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

 Reportable segments for the six months ended January 27, 2001 are as follows:

                                            Consulting   Analytical  Aquaculture     Total
                                           -----------  -----------  -----------  -----------
     Net revenues from external customers  $36,393,632  $ 1,041,228  $    11,000  $37,445,860
     Intersegment net revenues                   ---        924,253        ---        924,253
                                           -----------  -----------  -----------  -----------

     Total consolidated net revenues       $36,393,632   $1,965,481  $    11,000  $38,370,113
                                           ===========   ==========  ===========  ===========

     Depreciation expense                  $   426,883   $  176,574  $    39,008  $   642,465
     Segment profit (loss)                   2,900,363     (298,071)    (523,865)   2,078,427
     Segment Assets                         40,477,412    6,948,000    4,986,391   52,411,803
     Expenditures for long-lived assets        394,240       67,000      724,000    1,185,240

     Geographic Information:

                                          Net              Long-lived
                                        Revenues (1)          Assets
                                       -------------       ------------
          United States                $34,207,113         $35,478,630

          Foreign countries              4,163,000           4,989,000

<F1>
     (1) Net revenues are attributed to countries based on the location of the customers.

Reportable segment data for the six months ended January 29, 2000 are as follows:

                                           Consulting   Analytical   Aquaculture     Total
                                           -----------  -----------  -----------  -----------
     Net revenues from external customers  $30,918,303  $1,357,765   $  246,926   $32,522,994
     Intersegment revenues                       ---       737,883        ---         737,883
                                           -----------  ----------   -----------  -----------

     Total consolidated net revenues       $30,918,303  $2,095,648   $  246,926   $33,260,877
                                           ===========  ===========  ===========  ===========

     Depreciation expense                  $   445,565  $  188,787   $   55,317   $   699,669
     Segment profit (loss)                   1,104,709    (449,448)     (83,850)      571,411
     Segment Assets                         38,360,489   8,233,000    3,206,314    49,799,803
     Expenditures for long-lived assets        411,101      47,780      141,488       221,833


     Geographic Information:

                                           Net          Long-lived
                                       Revenues (1)       Assets
                                       ------------    ------------
         United States                 $30,624,877     $33,534,070

         Foreign countries              $2,636,000      $2,393,000

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

     In June 2000, the Company purchased a 60% share of the assets of Walsh Environmental Scientists and Engineers LLC, Walsh of Boulder, Calorado for a purchase price of $700,000 cash and $300,000 in Class A common stock. An additional $500,000 in cash was contributed by the Company for working capital. The working capital contribution was used to pay down short and long term debt and will provide capital for future growth. Walsh of Boulder provides environmental services to clients in the Rocky Mountain region as well as Peru, through it's Peruvian subsidiary. These acquisitions have been accounted for under the purchase method with the results of operations from the respective acquisition dates. The aggregate excess of the purchase prices of these acquisitions over the fair market values of the net assets of the acquired companies is being amortized over a range of 15-20 years from the acquisition dates using the straight-line method.

     The following information presents the pro forma consolidated results of operations as if the acquisitions had occurred on August 1, 1999. The proforma amounts may not be indicative of the results that actually would have been achieved had the acquisitions occurred as of August 1, 1999 and are not necessarily indicative of future results.

                                            Six months ended
                                            January 29, 2000
                                              (000's of $)
                                              (Unaudited)
                                           -------------------

                      Net sales                    $35,426
                      Income before taxes              880
                      Net income                       454
                      Net income per share            $.11

6.   Stock Award Plan
     ----------------

     Effective March 16, 1998, the Company adopted the Ecology and Environment, Inc. 1998 Stock Award Plan (the "Award Plan") under which key employees (including officers) of the Company or any of its present or future subsidiaries may be designated to receive awards of Class A common stock of the Company as a bonus for services rendered to the Company or its subsidiaries, without payment therefore, based upon the fair market value of the common stock at the time of the award. The Company originally reserved for issuance as awards under the Award Plan aggregate of 12,000 shares of Class A Common stock of the Company, which shall be solely treasury shares. Since then, the Company has increased the number of reserved shares to 112,000.

     In the first quarter of fiscal year 2001, the Company issued 92,339 shares at an average fair value of $6.19 per share. In Fiscal Year 2000 no shares were issued. In Fiscal Year 1999, 8,750 shares were issued at a weighted average fair value of $7.69 per share. In Fiscal Year 1998, awards for 11,090 shares of Class A common stock had been granted at a weighted average fair value of $9.81 per share.

     The Company estimates that if they elected to measure compensation cost for employee stock based compensation arrangements under SFAS No. 123 it would not have caused net income and earnings per share for the first quarters of fiscal years 2001 and 2000 to be materally different from their reported amounts.


PART 1 - ITEM 2
----------------------

Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition
-------------------

At January 27, 2001 the Company had a working capital balance of $25.2 million, a $.5 million increase from the balance at July 31, 2000. Cash and cash equivalents increased $3.3 million as a result of a $4.7 million decrease in contracts receivable. The decrease in contracts receivables was a result of increased efforts to speed collections of outstanding invoices.

The Company maintains an unsecured line of credit of $10.0 million with a bank at 1/2% below the prevailing prime rate. There are no borrowings outstanding under this line of credit at January 27, 2001 and none were required during the second quarter of fiscal year 2001. The Company has historically financed its activities through cash flows from operations. Internally generated funds have been adequate to support the demands for working capital, the purchase of new fixed assets and investment securities and the payment of dividends. There are no significant working capital requirements pending at January 27, 2001. The Company's existing cash along with that generated by future operations and the existing credit line is expected to be sufficient to meet the Company's needs for the foreseeable future.

Results of Operations
---------------------

Net Revenue
-----------

Net revenues for the second quarter of fiscal year 2001 were $18.4 million, up 12% from the $16.4 million reported in fiscal year 2000. The increase in net revenues was attributable to increased revenues from commercial customers in the telecommunications-energy sector, the United States Department of Defense (DOD) and the Company's international clients. In particular, the Company experienced an 89% increase in net revenues from various international clients, a 34% increase from DOD clients and a 28% increase from commercial clients. The increased net revenue from the DOD was due to continued aggressive marketing of new work under DOD task order contracts. The consolidation of Walsh Environmental also had a positive effect on the company's net revenue. Acquired late in fiscal year 2000, Walsh Environmental added $2.8 million in net revenue through the first half of fiscal year 2001 or 7% of the total.

Net revenues for the second quarter of fiscal year 2000 were $16.4 million, up $1.3 million or 9% from the $15.1 million reported for the second quarter of fiscal year 1999. The increase in net revenues was attributable to increases in revenues from the Company's contracts with the United States Department of Defense (DOD) as well as increased net revenues from private commercial clients.

Income Before Income Taxes and Minority Interest

The Company's income before income taxes and minority interest for the second quarter of fiscal year 2001 was $948,000, up 279% from the $250,000 reported in the second quarter of fiscal year 2000. Income before income taxes and minority interest was positively impacted by the company-wide cost reduction measures which increased both margins and efficiencies and an increase in both commercial and international sector higher margin work. This increase in work lead to an increase in staff utilization and a decrease in the Company's indirect expenses. The ASC's losses decreased from $449,000 for the first half of fiscal year 2000 to a loss of $298,000 for fiscal year 2001. Although ASC revenues were flat, this improvement was possible due to continued efforts to reduce costs and improve efficiencies in the ASC's sample tracking and reporting systems. Walsh Environmental and E&E do Brasil, two of the Company's subsidiaries, also had a positive impact on income. For fiscal year 2001, their income before income taxes and minority interest was $336,000 and $253,000 respectively, compared to $0 and $34,000 for fiscal year 2000. The company achieved significantly improved results for the first half of the year despite a net loss of $341,000 from its Costa Rica based shrimp farm subsidiary. As of January 27, 2001 the Shrimp Farm operation remained in limited production as additional steps were needed to complete the clean up of the viral disease that had hit the farm in the fourth quarter of last year. Controlled tests are continuing to examine the success of this cleanup process. The farm is scheduled to increase operations again in late March and should be in full production by summer.

The Company's income before income taxes and minority interest for the second quarter of fiscal year 2000 was $250,000, up 614% from the $35,000 reported in the second quarter of fiscal year 1999. The increase was due to improved operating margins and significant improvements in the Company's ASC operation. The Company's new laboratory information handling system installed in fiscal year 1999 as well as reduced operating costs in the ASC have resulted in efficiency gains throughout the ASC. Despite flat revenues, the ASC operating losses were reduced by more than 50% compared to the prior year. Interest income declined $80,000 as a result of the Company's investments in aquaculture and the purchase of a controlling interest in a Chilean company.


PART II - OTHER INFORMATION
---------------------------



                               SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ECOLOGY AND ENVIRONMENT, INC.


Date:  March 13, 2001                  By:   /s/ RONALD L. FRANK
                                            ----------------------------
                                             RONALD L. FRANK
                                             EXECUTIVE VICE PRESIDENT
                                             CHIEF FINANCIAL OFFICER
                                             (PRINCIPAL FINANCIAL
                                             ACCOUNTING OFFICER