Form 10-Q
period 2001-04-28
ECOLOGY & ENVIRONMENT INC
filed 2001-06-12
CIK 809933

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                   FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act in 1934



  For Quarter Ended April 28, 2001              Commission File #1-9065



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


  At June 2, 2001, 2,356,903 shares of Registrant's Class A Common Stock (par value $.01) and 1,742,371 shares of Class B Common Stock (par value $.01 were outstanding.


                        Ecology and Environment, Inc.
                         Consolidated Balance Sheet

                                                      April 28,            July 31,
                                                        2001                 2000
                                                     (Unaudited)
                                                     ------------        ------------
Assets
------
Current assets:
     Cash and cash equivalents                       $ 5,908,730          $ 4,997,771
     Investment securities available for sale          3,548,373            3,436,207
     Contract receivables, net                        21,520,544           24,178,191
     Deferred income taxes                             1,755,454            1,932,774
     Income taxes receivable                             545,089               26,081
     Other current assets                                976,370            1,185,086
                                                    ------------          -----------
        Total current assets                          34,254,560           35,756,110

Property, building and equipment, net                 16,748,095           15,983,806
Deferred income taxes                                    152,247              152,247
Other assets                                           1,608,586            1,556,702
                                                    -------------         ------------
        Total assets                                 $52,763,488          $53,448,865
                                                    =============         ============

Liabilities and Shareholders' Equity
------------------------------------

Current liabilities:
     Accounts payable                                $ 3,313,156          $ 4,374,040
     Accrued payroll costs                             3,484,602            3,570,026
     Other accrued liabilities                         2,106,149            3,098,321
                                                     ------------         ------------
         Total current liabilities                     8,903,907           11,042,387

Income tax payable                                       378,402                ---
Long-term debt                                            50,310               58,217
Minority interest                                        355,392               12,666

Shareholders' equity:
     Preferred stock, par value $.01 per share
        authorized - 2,000,000 shares; no shares
        issued                                             ---                   ---
     Class A common stock, par value $.01 per
        share; authorized - 6,000,000 shares;
        issued - 2,401,659 and 2,392,709 shares           24,016               23,926
     Class B common stock, par value $.01 per
        share; authorized - 10,000,000 shares
        issued - 1,768,630 and 1,777,580 shares           17,682               17,772
     Capital in excess of par value                   17,253,828           17,466,436
     Retained earnings                                26,540,588           25,906,540
     Unearned compensation                              (428,499)               ---
     Treasury stock - Class A Common, 41,773 and
        129,410 shares; Class B common, 26,259
        and 26,259 shares, at cost                      (332,138)          (1,079,079)
                                                     ------------         ------------
        Total shareholders' equity                    43,075,477           42,335,595
                                                     ------------         ------------

        Total liabilities and shareholders' equity   $52,763,488          $53,448,865
                                                     ============         ============

The accompanying notes are an integral part of these financial statements.


                        Ecology and Environment, Inc.
                       Consolidate Statement of Income
                                (Unaudited)

                                                      Three months ended             Nine months ended
                                                  --------------------------     ---------------------------
                                                    April 28,     April 29,        April 28,     April 29,
                                                      2001          2000             2001          2000
                                                  ------------  -------------    ------------   ------------
Gross revenues                                    $19,884,185    $21,066,282      $66,093,102   $61,763,014
Less:  direct subcontract costs                     2,876,606      3,730,578       10,715,410    11,166,433
                                                  ------------   ------------    ------------   ------------

Net revenues                                       17,007,579     17,335,704       55,377,692    50,596,581

Operating costs and expenses:
     Cost of professional services and
             other direct operating expenses        8,322,903     10,318,230       29,444,258    29,773,208
     Administrative and indirect operating
             expenses                               5,898,934      4,538,847       16,897,218    12,839,457
     Marketing and related costs                    1,848,314      1,941,612        5,581,193     6,175,820
     Depreciation                                     283,288        294,472          925,753       994,141
                                                  ------------   ------------     ------------  ------------

Total operating costs & expenses                   16,353,439     17,093,161       52,848,422    49,782,626
                                                  ------------   ------------     ------------  ------------

Income from operations                                654,140        242,543        2,529,270       813,955
Interest expense                                      (24,378)       (12,734)        (108,394)      (51,227)
Interest income                                        97,576         81,612          388,826       344,186
Net foreign currency exchange loss                     (5,007)        (7,576)          (8,944)      (15,423)
                                                  ------------   ------------     ------------  ------------

Income before income taxes and minority interest      722,331        303,845        2,800,758     1,091,491
Total income tax provision                            361,895        128,575        1,166,872       495,839
                                                  ------------   ------------     ------------  ------------

Net income before minority interest                   360,436        175,270        1,633,886       595,652
Minority interest                                    (115,720)         3,745         (342,726)      (19,947)
                                                  ============   ============     ============  ============

Net income                                        $   244,716    $   179,015      $ 1,291,160   $   575,705
                                                  ============   ============     ============  ============

Net income per common share:  Basic and Diluted   $      0.06    $      0.05      $     $0.31         $0.15
                                                  ============   ============     ============  ============

Weighted average common shares outstanding:
     Basic                                          4,103,673      3,966,282        4,105,634     3,966,282
                                                  ============   ============     ============  ============

     Diluted                                        4,103,673      3,966,282        4,105,634     3,966,282
                                                  ============   ============     ============  ============

The accompanying notes are an integral part of these financial statements.

                          Ecology and Environment, Inc.
                       Consolidated Statement of Cash Flows
                                    (Unaudited)
                                                               Nine months ended
                                                         ------------------------------
                                                          April 28,         April 29,
                                                            2001              2000
                                                         ------------      ------------
Cash flows from operating activities:
     Net income                                          $ 1,291,160       $   575,705
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
     Depreciation                                            925,753           994,141
     Amortization                                            105,834             ---
     Gain on disposition of property and equipment             4,600            12,702
     Minority interest                                       342,726          (191,704)
     Provision for contract adjustments                      381,530           529,657
     (Increase) decrease in:
        - contracts receivable, net                        2,276,117         2,806,807
        - other current assets                               208,716          (868,556)
        - income taxes receivable                           (341,688)           81,247
        - other non-current assets                           (51,884)         (228,166)
     Increase (decrease) in:
        - accounts payable                                (1,060,884)       (1,103,219)
        - accrued payroll costs                              (85,424)        1,479,100
        - other accrued liabilities                         (992,172)       (1,367,834)
        - income taxes payable                               378,402             ---
                                                          -----------       -----------

     Net cash provided by operating activities             3,382,786         2,719,880
                                                          -----------       -----------

Cash flows used in investing activities:
     Purchase of property, building and equipment, net      (821,230)       (1,479,909)
     Proceeds from sale of assets                           (873,414)         (498,309)
     Payment for the purchase of bond                       (112,165)         (120,455)
     Proceeds from maturity of notes                           ---             500,658
     Proceeds from sale of investment securities               ---           1,675,000
                                                          -----------       -----------

     Net cash provided by (used in)investing activities   (1,806,809)           76,985
                                                          -----------       -----------

Cash flows used in financing activities:
     Dividends paid                                         (657,111)         (634,539)
     Repayment of long-term debt                              (7,907)         (515,625)
                                                          -----------       -----------

     Net decrease in cash and cash equivalents              (665,018)       (1,150,164)
                                                          -----------       -----------

Net increase in cash and cash equivalents                    910,959         1,646,701
Cash and cash equivalents at beginning of period           4,997,771         5,209,882
                                                          -----------       -----------

Cash and cash equivalents at end of period                $5,908,730        $6,856,583
                                                          ===========       ===========

The accompanying notes are an integral part of these financial statements.


                                   Ecology and Environment, Inc.
                        Consolidated Statement of Changes in Shareholders' Equity

                                          Class A              Class B         Capital in
                                        Common Stock         Common Stock      excess of     Retained       Treasury stock
                                     Shares     Amount     Shares    Amount    par value     earnings     Shares      Amount
                                     ------------------   ------------------- ------------ ------------  --------  ------------

Balance at July 31, 1998             2,364,302  $23,642   1,805,987  $18,056  $17,591,436  $27,424,660   209,569   $(1,557,906)
                                     =========  =======   ========== ======== ============ ============  ========  ============

Net income                               ---    $ ---         ---    $ ---          ---    $   299,470     ---     $     ---

Cash dividends paid ($.32 per share)     ---      ---         ---      ---          ---     (1,268,598)    ---           ---
Conversion of Class B common stock
  to Class A common stock               11,000      110     (11,000)    (110)       ---          ---       ---           ---
Unrealized investment loss, net          ---      ---         ---      ---          ---        (43,024)    ---           ---
Repurchase of Class A common stock       ---      ---         ---      ---          ---          ---       2,500       (13,458)
Issuance of stock under stock
  award plan                             ---      ---         ---      ---          ---          ---      (8,750)       67,285
                                     ---------  -------   ---------- -------- ------------ ------------  --------  ------------

Balance at July 31, 1999             2,375,302  $23,752   1,794,987  $17,946  $17,591,436  $26,412,508   203,319   $(1,504,079)


Net income                               ---    $ ---         ---    $ ---    $     ---    $   779,016     ---     $     ---
Cash dividends paid ($.32 per share)     ---      ---         ---      ---          ---     (1,276,958)    ---           ---
Conversion of Class B common stock
  to Class A common stock               17,407      174     (17,407)    (174)       ---          ---       ---           ---
Unrealized investment loss, net          ---     ---          ---      ---          ---         (8,026)    ---           ---
Repurchase of Class A common stock       ---     ---          ---      ---          ---          ---       2,350         ---
Issuance of stock under stock award
  plan                                   ---     ---          ---      ---          ---          ---       ---           ---
Purchase of Walsh Environmental          ---     ---          ---      ---       (125,000)       ---     (50,000)      425,000
                                     ---------  -------   ---------- -------- ------------ ------------  --------  ------------

Balance at July 31, 2000             2,392,709  $23,926   1,777,580  $17,772  $17,466,436  $25,906,540   155,669   $(1,079,079)
                                     =========  =======   ========== ======== ============ ============  ========  ============

Net income                               ---    $ ---         ---    $ ---    $     ---    $ 1,291,160     ---           ---
Cash dividends paid ($.32 per share)     ---      ---         ---      ---          ---       (657,112)    ---           ---
Conversion of Class B common stock
  to Class A common stock                8,950       90      (8,950)     (90)       ---          ---       ---           ---
Repurchase of Class A common stock       ---      ---         ---      ---          ---          ---       4,702         ---
Issuance of stock under stock
   award plan                            ---      ---         ---      ---       (212,608)       ---     (92,339)  $   746,941
                                     ---------  -------   ---------- -------- ------------ ------------  --------  ------------

Balance at April 28, 2001
(Unaudited)                          2,401,659  $24,016   1,768,630  $17,682  $17,253,828  $26,540,588    68,032   $  (332,138)
                                     =========  =======   ========== ======== ============ ============  ========  ============

The accompanying notes are an integral part of these financial statements.


                 ECOLOGY AND ENVIRONMENT, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of significant accounting principles

     a.  Consolidation
         -------------

     The consolidated financial statements include the accounts of the Company and its wholly-owned and majority owned subsidiaries. Also reflected in the financial statements are the Company's 66-2/3% ownership in the assets of a nonoperating subsidiary, Ecology and Environment of Saudi Arabia Ltd. (EESAL), and a 50% ownership in two Chinese operating joint ventures, Beijing Yi Yi Ecology and
     Engineering Co. Ltd. and The Tianjin Green Engineering Company.
     These joint ventures are accounted for under the equity method. All significant intercompany transactions and balances have been eliminated. Certain amounts in the prior years' consolidated financial statements and notes have been reclassified to conform with the current year presentation. The consolidated balance sheet at April 28, 2001 and the accompanying consolidated statements of income, cash flows, and of changes in shareholders' equity are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. The accompanying financial statements should be reviewed in conjunction with the Company's fiscal year ended July 31, 2000 audited financial statements.

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

2.   Contract Receivables, Net
     -------------------------

     Contract receivables are comprised of:

                                            April 28,       July 31,
                                              2001            2000
                                          ------------    ------------

     United States government
        Billed                            $ 5,154,924     $ 6,404,394
        Unbilled                            2,964,296       4,086,931
                                          ------------    ------------
                                            8,119,220      10,491,325
                                          ------------    ------------
     Industrial customers and state
     and municipal governments
        Billed                             11,957,529      11,179,092
        Unbilled                            3,379,422       4,166,371
                                          ------------    ------------
                                           15,336,951      15,345,463
                                          ------------    ------------
     Less allowance for contract
     adjustments                           (1,935,627)     (1,658,597)
                                          ------------    ------------

                                          $21,520,544     $24,178,191
                                          ============    ============

     United States government receivables arise from long-term U.S. government prime contracts and subcontracts. Unbilled receivables result from revenues which have been earned, but are not billed as of period-end. The above unbilled balances are comprised of incurred costs plus fees not yet processed and billed; and differences between year-to-date provisional billings and year-to-date actual contract costs incurred and fees earned of approximately ($64,000) at April 28, 2001 and ($403,000) at
     July 31, 2000. Unbilled contracts receivable are reduced by billings in excess of costs incurred of $409,000 at April 28, 2001 and $920,000 at July 31, 2000. Within the above billed balances are contractual retainages in the amount of approximately $844,000 at April 28, 2001 and $1,148,000 at July 31, 2000. Included in other accrued liabilities is an additional allowance for contract adjust-ments relating to potential cost disallowances on amounts billed and collected in current and prior years' projects of aproximately $2,031,000 at April 28, 2001 and $2,031,000 at July 31, 2000. An
     allowance for contract adjustments is recorded for contract disputes and government audits when the amounts are determinable.

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

 Reportable segments for the nine months ended April 28, 2001 are as follows:

                                            Consulting   Analytical  Aquaculture  Elimination      Total
                                           -----------  -----------  -----------  ------------  ------------
     Net revenues from external customers  $52,528,453  $ 2,832,760  $    16,479  $             $55,377,692
     Intersegment net revenues               1,507,068        ---          ---     (1,507,068)        ---
                                           -----------  -----------  -----------  ------------  ------------

     Total consolidated net revenues       $54,035,521   $2,832,760  $    16,479  $(1,507,068)  $55,377,692
                                           ===========   ==========  ===========  ============  ============

     Depreciation expense                  $   616,431  $   267,803  $    41,519  $     ---     $   925,753
     Segment profit (loss)                   4,221,012     (626,880)    (793,374)       ---       2,800,758
     Segment Assets                         39,977,488    6,660,000    6,126,000        ---      52,763,488
     Expenditures for long-lived assets        521,821      192,653    1,074,159        ---       1,788,633

     Geographic Information:

                                          Net              Long-lived
                                        Revenues (1)          Assets
                                       -------------       ------------

          United States                $48,988,692         $35,716,023

          Foreign countries              6,389,000           5,355,000

     (1) Net revenues are attributed to countries based on the location of the customers.

Reportable segment data for the nine months ended April 29, 2000 are as follows:

                                           Consulting   Analytical   Aquaculture  Elimination      Total
                                           -----------  -----------  -----------  ------------  -----------
     Net revenues from external customers  $46,936,782  $3,267,837   $  391,962   $     ---     $50,596,581
     Intersegment revenues                   1,195,217       ---          ---      (1,195,217)        ---
                                           -----------  ----------   -----------  ------------  -----------

     Total consolidated net revenues       $48,131,999  $3,267,837   $  391,962   $(1,195,217)  $50,596,581
                                           ===========  ===========  ===========  ============  ===========

     Depreciation expense                  $   671,078  $  267,196   $   55,867   $     ---     $   994,141
     Segment profit (loss)                   1,491,303    (563,947)    (113,401)        ---         813,955
     Segment Assets                         40,003,155   6,745,000    4,188,464         ---      50,936,619
     Expenditures for long-lived assets        419,815     174,714    1,438,469         ---       2,032,998


     Geographic Information:

                                           Net          Long-lived
                                       Revenues (1)       Assets
                                       ------------    ------------

         United States                 $46,555,581     $33,840,216

         Foreign countries              $4,041,000      $3,708,751

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

                                            Nine months ended
                                             April 29, 2000
                                              (000's of $)
                                              (Unaudited)
                                           -------------------

                      Net sales                    $53,987
                      Income before taxes            1,197
                      Net income                       660
                      Net income per share            $.17

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


PART 1 - ITEM 2
----------------------

Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition
-------------------

At April 28, 2001 the Company had a working capital balance of $25.4 million, a $.6 million increase from the balance at July 31, 2000. Cash and cash equivalents increased $1 million primarily as a result of a $2.7 million decrease in contracts receivable. The decrease in contracts receivables was primarily a result of increased efforts to speed collections of outstanding invoices along with increased billing efforts.

The Company maintains an unsecured line of credit of $10.0 million with a bank at 1/2% below the prevailing prime rate. There are no borrowings outstanding under this line of credit at April 28, 2001 and none were required during the third quarter of fiscal year 2001. The Company has historically financed its activities through cash flows from operations. Internally generated funds have been adequate to support the demands for working capital, the purchase of new fixed assets and investment securities and the payment of dividends. There are no significant working capital requirements pending at April 28, 2001. The Company's existing cash along with that generated by future operations and the existing credit line is expected to be sufficient to meet the Company's needs for the foreseeable future.

Results of Operations
---------------------

Net Revenue
-----------

Net revenues for the third quarter of fiscal year 2001 were $17.0 million, down 2% from the $17.3 million reported in fiscal year 2000. The decrease in net revenues was attributable to the completion of 5 major contracts with the U.S. Environmental Protection Agency (USEPA). These contracts were substantially complete by December 2000 with some phase down revenues extending into April 2001. The completion of these contracts resulted in a $3.4 million decrease in the related cost of professional services and other direct operating expenses during the quarter. Administrative and indirect operating expenses increased $1.4 million due to the transition of the staff retained by the Company onto other corporate projects and the subsequent closing or downsizing of several project offices. Offsetting this decrease in work from the USEPA was increased revenues from the Company's international clients and the United States Department of Defense (DOD). In particular, the Company experienced a 122% increase in net revenues from various international clients and a 41% increase from DOD clients. The increased net revenue from the DOD was due to continued aggressive marketing of new work under DOD task order contracts. The consolidation of Walsh Environmental also had a positive effect on the Company's net revenue. Acquired late in fiscal year 2000, Walsh Environmental added $4.3 million in net revenue through the first three quarters of fiscal year 2001.

Net revenues for the third quarter of fiscal year 2000 were $17.3 million, up $.5 million or 3% from the $16.8 million reported for the third quarter of fiscal year 1999. The increase in net revenues was attributable to increases in revenues from the Company's contracts with the DOD as well as increased net revenues from private commercial clients in the telecommunications and energy sector.

Income Before Income Taxes and Minority Interest
------------------------------------------------

The Company's income before income taxes and minority interest for the third quarter of fiscal year 2001 was $722,000, up 138% from the $304,000 reported in the third quarter of fiscal year 2000. Income before income taxes and minority interest was positively impacted by the company-wide cost reduction measures which increased both margins and efficiencies, and an increase in higher margin work from both commercial and international contracts. Walsh Environmental and E & E do Brasil, two of the Company's subsidiaries, also had a positive impact on income. For fiscal year 2001, their income before income taxes and minority interest was $492,000 and $396,000 respectively, compared to $0 and $41,000 for fiscal year 2000. The Company overall achieved significantly improved results for the first three quarters of the year despite a net loss of $524,000 from its Costa Rica based shrimp farm subsidiary. As of April 28, 2001 the Shrimp Farm operation remained in limited production as additional steps were needed to evaluate the clean up of the viral disease that had hit the farm in the fourth quarter of last year. The farm is continuing to restock and should have a limited harvest by the end of the fourth quarter.

The Company's income before income taxes and minority interest for the third quarter of fiscal year 2000 was $304,000, up 747% from the $47,000 loss reported in the third quarter of fiscal year 1999. The increase was due to improved operating margins and significant improvements in the Company's Analytical Service Center operation. The Company's new laboratory information handling system installed in fiscal year 1999 as well as reduced operating costs in the ASC have resulted in efficiency gains throughout the ASC.
Despite flat revenues, the ASC operating losses were reduced by more than 63% compared to the prior year. Interest income declined $153,000 as a result of the Company's investments in aquaculture and the purchase of a controlling interest in a Chilean company.



PART II - OTHER INFORMATION
---------------------------



                               SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ECOLOGY AND ENVIRONMENT, INC.


Date:  June 12, 2001                   By:   RONALD L. FRANK
                                            ----------------------------
                                             RONALD L. FRANK
                                             EXECUTIVE VICE PRESIDENT
                                             CHIEF FINANCIAL OFFICER
                                             (PRINCIPAL FINANCIAL
                                             ACCOUNTING OFFICER