Form 10-K
period 2001-07-31
ECOLOGY & ENVIRONMENT INC
filed 2001-10-29
CIK 809933

Page 1 of 49
                       SECURITIES & EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                            -----------------------
                                 F O R M  10-K
                            -----------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended July 31, 2001
                              or
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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendments to this Form 10-K.
                                                                 ______
Exhibit Index on Page 48

Page 2 of 49

     As of September 28, 2001, 2,366,667 shares of the registrant's Class A Common Stock, $.01 par value (the "Class A Common Stock") were outstanding, and the aggregate market value (based on the closing price as quoted by the American Stock Exchange on September 28, 2001) of the Class A Common Stock held by nonaffiliates of the registrant was approximately $14,182,695.
As of the same date, 1,720,171 shares of the registrant's Class B Common Stock, $.01 par value ("Class B Common Stock") were outstanding.



                      DOCUMENTS INCORPORATED BY REFERENCE


     Portions of the Registrant's Registration Statement on Form S-1, as amended by Amendment Nos. 1 and 2 (Registration No. 33-11543) as well as portions of the Company's Form 10-K for Fiscal Years ending July 31, 1988, 1990, 1994 and 1997 are incorporated by reference in Part IV of this Form 10-K.

Page 3 of 49

                          TABLE OF CONTENTS
                           -----------------

                                                                           Page
PART I                                                                     ----
------
Item 1.  BUSINESS                                                            4

         General                                                             4
         START Contracts                                                     4
         Task Order Contracts                                                4
         Environmental Consulting Services                                   5
         Analytical Laboratory Services                                      7
         Aquaculture                                                         7
         Segment Information                                                 7
         Regulatory Background                                               7
         Potential Liability and Insurance                                  10
         Market and Customers                                               10
         Backlog                                                            11
         Competition                                                        11
         Employees                                                          11

Item 2.  PROPERTIES                                                         11

Item 3.  LEGAL PROCEEDINGS                                                  12

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                12

PART II
-------

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS                                        13

Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA                               14

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                15

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK          17

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                        17

Item 9.  DISAGREEMENTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURES                                              36

PART III
--------

Item 10. DIRECTORS AND EXECUTIVE OFFICERS
         OF THE REGISTRANT                                                  37

Item 11. EXECUTIVE COMPENSATION                                             39

Item 12. SECURITY OWNERSHIP OF CERTAIN
         BENEFICIAL OWNERS                                                  41

         SECURITY OWNERSHIP OF MANAGEMENT                                   42

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                     44

PART IV
-------

Item 14. EXHIBITS, FINANCIAL STATEMENTS                                     45


Page 4 of 49
                                   PART I
                                   ------

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

START Contracts
---------------

In December 2000, the United States Environmental Protection Agency ("EPA") awarded the Company three (3) regional Superfund Technical Assessment and Response Teams ("START") superfund contracts to provide technical expertise in support of its hazardous waste spill response, removal and prevention programs in the eastern and western United States. The
Company is required to provide round the clock assistance to the EPA at spill sites within the eastern and western United States and, in certain instances, may be required to respond to an emergency in other areas of the country. The START contracts are a combination of fixed price and cost plus fixed fee contracts.

The total contract value of the three (3) START contracts, if the EPA exercises all options within each of them, is approximately $89 million. The base value of the three (3) START contracts over five years is approximately $26.0 million. The EPA can exercise any number of options covering additional years or increased quantities over each of the contracts' five year terms expiring in December 2005. The Company, as of July 31, 2001, has realized total net revenues of approximately $6.8 million under these contracts.

These contracts contain termination provisions under which the EPA may, without penalty, terminate the contract upon written notice to the Company. In the event of termination, the Company would be paid only termination costs in accordance with the contract. The Company has never had a contract terminated by the EPA.

Task Order Contracts
--------------------

The Company has numerous task order contracts with state and federal governmental agencies which contain indefinite order quantities and/or option periods ranging from two to ten years. The maximum potential gross revenues included in these contracts is approximately $175.0 million.
Work done under task orders run the full range of services provided by EEI from risk management plans; to air quality control; to groundwater monitoring; to hazardous materials (HAZMAT) response plans, to solid waste management; to strategic information management and database support.

Environmental Consulting Services
---------------------------------

The Company's staff includes individuals with advanced degrees representing over 75 scientific and engineering disciplines which relate to the identification, quantification, analysis, and remediation of hazards to the environment. The Company has rendered consulting services to commercial and government clients in a variety of industrial sectors, such as the following:

Hazardous Material Services:

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

Emergency Response / Homeland Protection:

EEI is one of the foremost environmental consulting groups in the country to provide science and environmental engineering expertise at some of the more high-profile disasters that ranged from large oil spills on our water bodies; to dioxin contamination in the Midwest; to Anthrax threats across the country; to the Gulf War oil fires in Kuwait; and to the recent terrorist attacks on the east coast. In addition to emergency response, the Company also provides critical training to first responders in nuclear, biological, and chemical/ counterterrorism and in HAZMAT identification, response and remediation; develops standard operating procedures for health and safety at hazardous sites; assesses sites and potential for danger; and develops prevention/ preparedness/outreach activities.

Pipelines:

EEI has provided the pipeline industry with full-service environmental support for more than 20 years. The Company's extensive experience includes route selection; field support and survey, such as wetland delineation and endangered species surveys; regulatory compliance and permit support, including prepara-tion of erosion control plans for submission to state agencies, Section 10 and
Section 404 permits for submission to the United States Army Corps Engineers, and Federal Energy Regulatory Commission 7(c) filings; and preparation of environmental monitoring and restoration plans, including development of quality assurance specifications. EEI also has comprehensive experience in the investigation and remediation of polychlorinated biphenyls (PCBs) from natural gas transmission systems. The Company has developed/implemented work plans for contamination assessment, Phase I and II sampling, and supports clients for Phase III remediation.

Power:

With the deregulation of certain sectors of the power industry and the electrical supply shortage of 2001, there is a rapidly increasing demand for new power plants. Companies that can quickly permit new power generation capacity are poised to reap the benefits of the power market's remarkable revitalization, both domestically and abroad. EEI has specialized in providing comprehensive environmental services for the power industry since the Company's inception. The Company is familiar with licensing requirements and processes worldwide and conducts comprehensive site selection programs which include assessment of engineering constraints such as the location and availability of fuel and cooling water as well as grid interconnection and transmission issues; and assessment of environmental issues such as air quality, water quality, terrestrial and aquatic vegetation and wildlife, and cultural heritage. For existing energy facilities, EEI has completed over 100 due diligence audits. The Company also helps power companies to meet the daily regulatory requirements for power generation and/or transmission.

Telecommunications:

EEI has successfully completed more than 30,000 miles of linear projects on several continents. Company services for the telecommunications industry are varied and encompass a complete range of tasks in the preconstruction phase. EEI's extensive experience includes: environmental planning; environmental impact reports and assessments, including third-party environmental impact reports (EIRs)/environmental impact assessments(EIAs), NEPA and state equivalent environmental assessments (EAs) and environmental impact statements
(EISs), and endangered species consultation; public participation programs; permits, approvals, and plans, including environmental management and construction plans, right-of-way grants and leases, U.S. Army Corps of Engineers (USACE) and state stream and wetland crossing; land air quality plans; cultural resource studies; sampling, analysis, and remediation; and environmental compliance monitoring.

Environmental Assessments:

In response to requirements of the National Environmental Policy Act (NEPA) and other state environmental laws, EEI has provided environmental evaluation services to both the government and the private sector for more than 30 years. As part of the environmental evaluation process, EEI assists clients in evaluating and developing methods to avoid or mitigate the potential environmental impacts of a proposed project and to help ensure that the project complies with regulatory requirements. EEI's services include air and water quality analysis, terrestrial and aquatic biological surveys, threatened and endangered species surveys and wetland delineations, social economic studies, transportation analyses and land use planning.

Wetlands:

EEI has assisted clients with various projects involving wetland delineations, environmental impact assessments, impact minimizations, and mitigation during large construction or habitat restoration projects. The Company's experts continuously study and apply innovative ecosystem management techniques to expand their understanding of the complex biochemical, physical, and ecological interactions that exist in wetlands. EEI has experience in using wetlands to remediate chlorinated hydrocarbon contamination. In 1998, the Company constructed a full-scale pilot wetland to assess the feasibility and effectiveness of treating a major chlorinated plume with a treatment wetland.

International:

EEI has over 20 years experience in international work. The Company now has partners in over 30 countries and has completed over 4,000 major environmental assignments in over 50 countries worldwide. Assignments completed are in fields such as environmental assessment; management and financial planning; institutional strengthening and standards development; water supply and development; wastewater treatment; and solid waste project construction supervision. The Company also has extensive experience working with international lending institutions such as the Asian Development Bank and the World Bank.

Analytical Laboratory Services
------------------------------

The Company provides analytical testing services to industrial and government customers who require accurate measurements to identify and monitor existing hazardous waste sites. The laboratory analyzes waste, soil, sediment, air tissue and potable and non-potable water using state of the art computer controlled instrumentation. The Company also is certified to perform environmental testing services for branches of the U.S. military and a number of state agencies.

Aquaculture
-----------

The Company owns an aquaculture shrimp facility in the province of Puntarenas on the Pacific coast of Costa Rica. The facility includes 400 hectares of land of which 193 hectares is shrimp aquaculture ponds. The Company plans to leverage its in-house expertise to take advantage of the demand for cash crops such as shrimp created as a result of the decline in worldwide fisheries.

In July 2001, the Company purchased the assets of a fish farm located in Jordan. The farm is located on the banks of the Jordan river 120 kilometers north of Amman. The assets were purchased for approximately $513,000 by a newly formed entity, American Arab Aquaculture Company (AMAROCO), of which EEI owns 51%. The Company anticipates investing additional monies to upgrade the farm's infrastructure, production methods, and species selection.

Segment Reporting
-----------------

The Company has three reportable segments: consulting services, analytical laboratory services, and aquaculture. Refer to the Company's financial statements for fiscal year 2001 contained in Item 8 hereof for additional pertinent information on the Company's segments.

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

THE COMPREHENSIVE ENVIRONMENTAL RESPONSE, COMPENSATION, AND LIABILITY ACT OF 1980, AS AMENDED ("CERCLA", "Superfund" or the "Superfund Act"):

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

THE RESOURCE CONSERVATION AND RECOVERY ACT of 1976 ("RCRA"):

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

TOXIC SUBSTANCE CONTROL ACT OF 1976 ("TSCA"):

TSCA authorizes the EPA to gather information on the risks posed to public health and the environment by chemicals and to regulate the manufacturing, use and disposal of chemical substances. The 1986 amendments to TSCA and its implementing regulations require school systems to inspect their buildings for asbestos, determine where asbestos containing materials pose hazards to humans and abate those hazards. Regarding PCBs specifically, amendments to TSCA regulations dated December 21, 1989 established comprehensive record keeping requirements for persons engaged in PCB transportation, storage and disposal activities. Amendments effective
August 28, 1998 add regulatory provisions authorizing certain uses of PCBs; specifying additional alternatives for the cleanup and disposal of PCBs; establishing procedures for determining PCB concentration; establishing standards and procedures for decontamination; and updating several marking, recordkeeping, and reporting requirements. The Company's principal work under TSCA involves field sampling, site reconnaissance, development of remedial programs and supervision of construction activities at sites involving PCB contamination. The Company also conducts asbestos surveys and investigations.

THE NATIONAL ENVIRONMENTAL POLICY ACT ("NEPA"):

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

CLEAN AIR ACT:

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

SAFE DRINKING WATER AND CLEAN WATER ACTS:

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

FOOD QUALITY PROTECTION ACT OF 1996:

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

Other:

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

Market and Customers
--------------------

A majority of the Company's revenues are currently derived from the federal government under Superfund-related activities, including the EPA and U.S. Department of Defense ("DOD"). The balance of the Company's revenues originate from state and local governments, domestic private clients, and private and governmental international clients.

The Company's worldwide marketing efforts are conducted by its marketing group located at its headquarters, its regional offices, and its international subsidiaries. EEI markets its services to existing and potential governmental, industrial and engineering clients. The Company closely monitors government contract procurements and responds to requests for proposals requiring services provided by the Company. The marketing group also monitors government regulation and other events that may generate new business by requiring governments and industrial firms to respond to new regulatory actions. The marketing group is support by EEI's technical staff which is responsible for preparing technical proposals that are customarily delivered with the Company's bid for a project. The Company participates in industrial trade shows and professional seminars relating to its business.

Backlog
-------

The Company's firm backlog of uncompleted projects and maximum potential gross revenues from indefinite task order contracts, at July 31, 2001 and 2000 were as follows:

                                                  (Millions of $)
                                          Fiscal Year       Fiscal Year
                                         Ended 7/31/01     Ended 7/31/00
                                         -------------     -------------

Total Firm Backlog                           $42.2             $48.6

Anticipated Completion of Firm
  Backlog in Next Twelve Months               37.4              34.7

Maximum Potential Gross Revenues
  from Task Order Contracts                  231.0             175.0

The above maximum figures include $81 million of potential revenue backlog attributable to the options under the START contracts. This backlog includes a substantial amount of work to be performed under contracts which contain termination provisions under which the contract can be terminated without penalty upon written notice to the Company. The likelihood of obtaining the full value of the task order contracts cannot be determined at this time.

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

Employees
---------

As of July 31, 2001, the Company had approximately 750 employees. The majority of the employees hold bachelor's degrees and/or advanced degrees in such areas as chemical, civil, mechanical, sanitary, soil, structural and transportation engineering, biology, geology, hydrogeology, ecology, urban and regional planning and oceanography. The Company's ability to remain competitive will depend largely upon its ability to recruit and retain qualified personnel. None of the Company's employees is represented by a labor organization and employee relations are good.

Item 2.  PROPERTIES
         ----------

The Company's headquarters (60,000 square feet) is located in Lancaster, New York, a suburb of Buffalo. The Company's laboratory and warehouse facility in Lancaster, New York consists of two buildings' totaling approximately 35,000 square feet. The Company also leases office and storage facilities at twenty-five (25) regional offices, with terms which generally coincide with the duration of the Company's contracts in those areas.

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

Fiscal 2001                                High               Low
-----------                               ------            ------

     First Quarter
     (commencing August 1, 2000 -          $7.375            $6.00
     October 28, 2000)

     Second Quarter
     (commencing October 29, 2000)-         6.625             5.75
     January 27, 2001)

     Third Quarter
     (commencing January 28, 2001 -         8.00              6.20
     April 28, 2001

     Fourth Quarter
     (commencing April 29, 2001 -           9.30              7.70
     July 31, 2001)

Fiscal 2000                                High               Low
-----------                               ------            -------

      First Quarter
      (commencing August 1, 1999 -         $6.95             $5.50
      October 30, 1999)

      Second Quarter
      (commencing October 31, 1999 -        6.375             5.25
      January 29, 2000)

      Third Quarter
      (commencing January 30, 2000 -        6.375             5.75
      April 29, 2000)

      Fourth Quarter
      (commencing April 30, 2000 -          6.50              5.375
      July 31, 2000)

     (b) Approximate Number of Holders of Class A Common Stock. As of September 28, 2001, 2,366,667 shares of the Company's Class A Common Stock were outstanding and the number of holders of record of the Company's Class A Common Stock at that date was 457. The Company estimates that it has a significantly greater number of Class A Common Stock shareholders because a substantial number of the Company's shares are held in street name. As of the same date, there were 1,720,171 shares of the Company's Class B Common Stock outstanding and the number of holders of record of the Class B Common Stock at that date was 69.

     (c) Dividend. In each of the fiscal years ended July 31, 2000 and 2001 the Company declared and paid cash dividends of $.32 per share of common stock. The amount, if any, of future dividends remains within the discretion of the Company's Board of Directors and will depend upon the

Company's future earnings, financial condition and requirements and other factors as determined by the Board of Directors.

     The Company's Certificate of Incorporation provides that any cash or property dividend paid on Class A Common Stock must be at least equal to the cash or property dividend paid on Class B Common Stock on a per share basis.

Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                            Year Ended July 31,
                              2001      2000       1999       1998       1997
                            ---------------------------------------------------
                                  (In thousands, except per share amounts)
Operating data:
Gross revenues              $88,197    $85,862    $75,411    $75,088    $70,802

Net revenues                $73,423    $69,890     63,349    $61,552    $58,994

Income(loss) from
operations                  $ 3,395    $ 1,166         53    $   287    $  (142)

Income before income
taxes                       $ 3,435    $ 1,571        483    $   757    $   478

Net income                  $ 1,895    $   779        299    $   471    $   113

Net income per
common share
  Basic and Diluted         $   .46    $   .20        .08    $   .12    $   .03

Cash dividends declared
per common share            $   .32    $   .32    $   .32    $   .32    $   .32

Weighted average common
shares outstanding:
  Basic                    4,103,740  3,968,500  3,957,825  3,949,359  3,956,236
  Diluted                  4,103,740  3,968,500  3,957,825  3,952,827  3,958,714


                                             As of July 31,
                              2001      2000      1999       1998       1997
                           ---------------------------------------------------
                                (In thousands, except per share amounts)
Balance sheet data:

Working capital            $24,252     $24,714    27,503    $30,316    $31,141

  Total assets             $57,705     $53,449    52,695    $53,076    $53,524

  Long-term debt           $    40     $    58       516    $   553    $   607

  Shareholders' equity     $43,050     $42,336    42,542    $43,500    $44,183

  Book value per share:
    basic                  $ 10.58     $ 10.67     10.75    $ 11.01    $ 11.17
    diluted                $ 10.58     $ 10.67     10.75    $ 11.00    $ 11.16


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

Liquidity and Capital Resources
-------------------------------

At July 31, 2001 the Company had a working capital balance of $24.2 million. This balance is substantially unchanged from the prior year. Cash and cash equivalents increased $2.8 million primarilly as a result of a $1.4 million decrease in contracts receivable. The decrease in contracts receivables was a direct result of the Company's loss of U.S. Environmental Protection Agency (USEPA) work, due to the completion of five START contracts with the USEPA. Current liabilities increased by $2.7 million as a result of a $0.6 million increase in accounts payable along with a $0.8 million increase in income taxes payable.

The Company maintains an unsecured line of credit of $10.0 million with a bank at 1/2% below the prevailing prime rate. There are no borrowings out-standing under this line of credit at July 31, 2001 and none were required during fiscal year 2001. The Company has historically financed its activities through cash flows from operations. Internally generated funds have been adequate to support the demands for working capital, the purchase of new fixed assets and investment securities and the payment of dividends. There are no significant working capital requirements pending at July 31, 2001. The Company's existing cash along with that generated by future operations and the existing credit line is expected to be sufficient to meet the Company's needs for the foreseeable future.

Results of Operations
---------------------

Net Revenue
-----------

Net revenues for fiscal year 2001 were $73.4 million, up 5% from the $69.9 million reported in fiscal year 2000. The increase in net revenues was attributable to increased revenues from commercial customers in the telecommunications-energy sector, international clients, state government clients and the U.S. Department of Defense (DOD). In particular, the Company experienced a 23% increase in net revenues from commercial customers, a 40% increase from various international clients, a 14% increase from state government clients and a 30% increase from the DOD. The Company continues to aggressively market new work under DOD task order contracts.

The overall 5% growth in net revenues was achieved despite the completion of 5 major contracts with the U.S. Environmental Protection Agency (USEPA).
These contracts were substantially complete by December 2000 with some phase down revenues extending into April 2001. As a result, net revenues from these five contracts decreased approximately $16.0 million as compared to fiscal year 2000. In December 2000, the Company was successful in re-acquiring 2 out of the 5 contracts it had previously held, while adding one additional new contract. These new regional Superfund Technical Assistance and Response Team (START) contracts contributed $6.8 million in net revenues in fiscal 2001. Walsh Environmental and E & E do Brasil, two of the Company's subsidiaries, also had a positive effect on net revenue. Acquired late in fiscal year 2000, Walsh Environmental added $6.2 million in net revenue during fiscal year 2001, while E & E do Brasil, established in the second quarter of fiscal year 2000, contributed $790,000 in net revenue to the Company during fiscal year 2001.

Net revenues for fiscal year 2000 were $69.9 million, up $6.6 million or 10% from the $63.3 million reported for fiscal year 1999. The increase in net revenues was attributable to increases in revenues from the Company's contracts with the United States Department of Defense (DOD), the START contracts with the U.S. Environmental Protection Agency (EPA), and private commercial clients in the telecommunications and energy sector.

Income Before Income Taxes and Minority Interest
------------------------------------------------

The Company's income before income taxes and minority interest for fiscal year 2001 was $3.8 million, up 142% from the $1.6 million reported for fiscal year 2000. Income before income taxes and minority interest was positively impacted by the company-wide cost reduction measures which increased both margins and efficiencies, an increased staff utilization throughout the entire company and an increase in higher margin work from both the commercial and international markets. The completion of the START contracts resulted in a $7.9 million decrease in the related cost of professional services and other direct operating expenses during the fiscal year. Administrative and indirect operating expenses increased due to the transition of the staff retained and transferred onto other corporate projects as a result of the completion of the START contracts and the subsequent closing or downsizing of several project offices. The Company's Analytical Services Center (ASC) experienced an operating loss of $728,000, mainly attributable to a 10% decrease in fiscal year 2001 net revenues. Despite the decrease in net revenue, the ASC's operating loss has remained steady due to its continued efforts to control costs and gain efficiencies throughout its operation.
Walsh Environmental and E&E do Brasil had a positive impact on net income.
For fiscal year 2001, their income before taxes and minority interest was $780,000 and $529,000, respectively, compared to $67,000 and $216,000 for fiscal year 2000. The Company continued to achieve significantly improved results for fiscal year 2001 despite an operating loss of approximately $1.0 million from its Costa Rica based shrimp farm operation. As of July 31, 2001, the Shrimp Farm operation remained in limited production as additional steps were needed to complete the clean up of the viral disease that had hit the farm in the fourth quarter of last fiscal year. Controlled tests are continuing to examine the success of this process. A limited harvest occurred during the fourth quarter, with an additional harvest to follow in the first quarter of fiscal year 2002.

The Company's income before income taxes and minority interest for fiscal year 2000 was $1.6 million, up 231% from the $483,000 reported for fiscal year 1999. Income before income taxes and minority interest was positively impacted by the company-wide cost reduction measures which increased both margins and efficiencies and an increase in commercial and DOD sector work. The increase was also attributable to improved operating margins and reduced costs in the Company's ASC operation. Due to these changes, the ASC's operating losses decreased $1.1 million from the prior year. The Company experienced a $300,000 operating loss in the fourth quarter of fiscal year 2001 from its Costa Rica based shrimp farm operation due to a countrywide viral disease which has temporarily halted all operations while the farm is cleansed of the disease.

Recent Accounting Pronouncements
--------------------------------

In July 2001, the FASB issued Statement of Financial Accounting Standards
No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets"
("SFAS 142"). SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and is effective for all business combinations initiated after June 30, 2001. SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards required. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after

March 15, 2001 provided that the first interim period financial statements have not been previously issued. The adoption of SFAS 141 did not have a material effect on our operating results or financial condition. The Company is currently assessing the impact of SFAS 142 on our operating results and financial condition.

Income Taxes
------------

The effective income tax rate for fiscal year 2001 was 45% compared to 51% for fiscal year 2000. The decrease in the effective rate was primarily attributable to state and foreign taxes and nondeductible expenses as a percentage of income, offset by an adjustment to prior year taxes.

Inflation
---------

Inflation has not had a material impact on the Company's business because a significant amount of the Company's contracts are either cost based or contain commercial rates for services that are adjusted annually.

Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

The Company may have exposure to market risk for change in interest rates, primarily related to its investsments. The Company does not have any derivative financial instruments included in its investments. The Company invests only in instruments that meet high credit quality standards. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of July 31, 2001, the Company's investments consisted of short-term commercial paper and mutual funds. The Company does not expect any material loss with respect to its investments.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

                     Report of Independent Accountants
                     ---------------------------------

To the Board of Directors
and Shareholders of
Ecology and Environment, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under item 14(a)1 on page 45 present fairly, in all material respects, the financial position of Ecology and Environment, Inc. and its subsidiaries at July 31, 2001 and 2000, and the results of their operations and cash flows for each of the three years in the period ended July 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under 14(a)2 on page 45 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Buffalo, New York
October 4, 2001

                          Ecology and Environment, Inc.
                           Consolidated Balance Sheet
                                                           July 31,
                                                 --------------------------
                                                     2001          2000
                                                     ----          ----
          Assets
          ------
Current assets:
    Cash and cash equivalents                    $ 7,831,972    $ 4,997,771
    Investment securities available for sale       3,705,115      3,436,207
    Contract receivables, net                     22,686,467     24,178,191
    Deferred income taxes                          2,178,782      1,932,774
    Income taxes receivable                          540,952         26,081
    Other current assets                           1,514,960      1,185,086
                                                 ------------   ------------

          Total current assets                    38,458,248     35,756,110


Property, building and equipment, net             17,490,485     15,983,806
Deferred income taxes                                515,815        152,247
Other assets                                       1,240,016      1,556,702
                                                 ------------   ------------
          Total assets                           $57,704,564    $53,448,865
                                                 ============   ============

          Liabilities and Shareholders' Equity
          ------------------------------------

Current liabilities:
    Accounts payable                             $ 5,035,475    $ 4,374,040
    Accrued payroll costs                          4,040,299      3,570,026
    Income taxes payable                           1,187,309          ---
    Other accrued liabilities                      3,943,063      3,098,321
                                                 ------------   ------------

          Total current liabilities               14,206,146     11,042,387

Long-term debt                                        39,516         58,217
Minority interest                                    409,040         12,666

Shareholders' equity:
    Preferred stock, par value $.01 per share;
      authorized-2,000,000 shares; no shares
      issued                                           ---            ---
    Class A common stock, par value $.01 per
      share; authorized-6,000,000 shares;
      issued-2,414,009 and 2,375,302 shares           24,140         23,926
    Class B common stock, par value $.01 per
      share; authorized-10,000,000 shares;
      issued-1,756,280 and 1,794,987 shares           17,563         17,772
    Capital in excess of par value                17,436,204     17,466,436
    Retained earnings                             26,540,891     25,906,540
    Unearned compensation                           (343,513)         ---
    Treasury stock - Class A common, 75,444
      and 177,060 shares; Class B common,
      26,259 and 26,259 shares, at cost             (625,423)    (1,079,079)
                                                 ------------   ------------

      Total shareholders' equity                  43,049,862     42,335,595
                                                 ------------   ------------

     Total liabilities and shareholders' equity  $57,704,564    $53,448,865
                                                 ============   ============

The accompanying notes are an integral part of these financial statements.



                                 Ecology and Environment, Inc.
                               Consolidated Statement of Income

                                                            Year ended July 31,
                                               -------------------------------------------
                                                   2001           2000            1999
                                                   ----           ----            ----

Gross Revenues                                 $88,197,264     $85,861,656     $75,411,105
Less:  direct subcontract costs                 14,774,722      15,971,774      12,062,477
                                               ------------    ------------    ------------

Net revenues                                    73,422,542      69,889,882      63,348,628

Operating costs and expenses:
    Cost of professional services and
      other direct operating expenses           38,521,559      41,419,636      37,047,642
    Administrative and indirect operating
      expenses                                  22,662,850      17,610,996      16,720,658
    Marketing and related costs                  7,585,931       8,306,848       8,132,525
    Depreciation                                 1,257,008       1,386,418       1,394,766
                                               ------------    ------------    ------------

Total operating costs & expenses                70,027,348      68,723,898      63,295,591
                                               ------------    ------------    ------------

Income from operations                           3,395,194       1,165,984          53,037
Interest expense                                   (92,224)        (69,610)        (65,722)
Interest income                                    528,566         492,702         663,446
Net foreign currency exchange                        ---            (5,528)       (167,958)
                                               ------------    ------------    ------------

Income before income taxes and minority
  interest                                       3,831,536       1,583,548        482,803

Income taxes                                     1,539,871         791,866         183,333
                                               ------------    ------------    ------------

Net income before minority interest            $ 2,291,665     $   791,682     $   299,470
Minority interest                                 (396,374)        (12,666)          ---
                                               ============    ============    ============

Net income                                     $ 1,895,291     $   799,016     $   299,470
                                               ============    ============    ============
Net income per common share:
    Basic and Diluted                                $0.46           $0.20           $0.08
                                               ============    ============    ============

Weighted average common shares outstanding:
    Basic                                        4,103,740       3,968,500        3,957,825
                                               ============     ============    ============

    Diluted                                      4,103,740       3,968,500        3,957,825
                                               ============     ============    ============

The accompanying notes are an integral part of these financial statements.



                                                                Ecology and Environment, Inc.
                                                  Consolidated Statement of Changes in Shareholders' Equity

                                       Common Stock
                          ---------------------------------------
                               Class A             Class B         Capital in                                Treasury stock
                          ------------------  -------------------  Excess of    Retained      Unearned    ---------------------
                          Shares     Amount    Shares    Amount    Par Value    Earnings    Compensation   Shares      Amount
                          ------------------  ------------------- ------------ ------------ ------------  --------- ------------

Balance at July 31, 1998  2,364,302  $23,643  1,805,987  $18,056  $17,591,436  $27,424,660  $     ---      209,569  $(1,557,906)

Net income                    ---    $ ---        ---    $ ---          ---    $   299,470        ---        ---    $     ---
Cash dividends paid
  ($.32 per share)            ---      ---        ---      ---          ---     (1,268,598)       ---        ---          ---
Conversion of Class B
  common stock to Class A
  to Class A common stock    11,000      110    (11,000)    (110)       ---          ---          ---        ---          ---
Unrealized investment
  loss, net                   ---      ---        ---      ---          ---        (43,024)       ---        ---          ---
Repurchase of Class A
  common stock                ---      ---        ---      ---          ---          ---          ---        2,500      (13,458)
Issuance of stock under
  stock award plan            ---      ---        ---      ---          ---          ---          ---       (8,750)      67,285
                          ---------  -------  ---------- -------- ------------ ------------ ------------  --------  ------------

Balance at July 31, 1999  2,375,302  $23,753  1,794,987  $17,946  $17,591,436  $26,412,508  $     ---      203,319  $(1,504,079)


Net income                    ---   $  ---        ---    $ ---    $     ---    $   779,016        ---        ---    $      ---
Cash dividends paid
  ($.32 per share)            ---      ---        ---      ---          ---     (1,276,958)       ---        ---           ---
Conversion of Class B
  common stock to Class A
  common stock               17,407      174    (17,407)    (174)       ---          ---          ---        ---           ---
Unrealized investment
  loss, net                   ---      ---        ---      ---          ---         (8,026)       ---        ---           ---
Repurchase of Class A
  common stock                ---      ---        ---      ---          ---          ---          ---        2,350         ---
Purchase of Walsh
  Environmental               ---      ---        ---      ---       (125,000)       ---          ---      (50,000)      425,000
                          ---------  -------  ---------- -------- ------------ ------------ ------------  ---------  ------------

Balance at July 31, 2000  2,392,709  $23,927  1,777,580  $17,772   $17,466,436 $25,906,540        ---     $155,669   $(1,079,079)
                          =========  =======  ========== ======== ============ ============ ============  =========  ============

Net income                    ---    $ ---        ---    $ ---    $     ---    $ 1,895,291        ---     $  ---     $     ---
Cash dividends paid
  ($.32 per share)            ---      ---        ---      ---          ---     (1,312,759)       ---        ---           ---
Unrealized investment
  loss, net                   ---      ---        ---      ---          ---         71,779        ---        ---           ---
GAC Dividends                 ---      ---        ---      ---          ---        (19,960)       ---        ---           ---
Conversion of Class B
  common stock to Class A
  common stock               21,300      213    (21,300)    (209)       ---          ---          ---        ---           ---
Repurchase of Class A
  common stock                ---      ---        ---      ---          ---          ---          ---       28,366      (216,391)
Issuance of stock under
  stock award plan            ---      ---        ---      ---        (51,063)       ---       (570,333)   (82,332)      746,941
Amortization                  ---      ---        ---      ---          ---          ---        190,000      ---           ---
Forfeitures                   ---      ---        ---      ---         20,831        ---         36,820      ---         (76,894)
                          ---------  -------  ---------- -------- ------------ ------------ ------------  ---------  ------------

Balance at July 31, 2001  2,414,009  $24,140  1,756,280  $17,563  $17,436,204  $26,540,891  $  (343,513)   101,703   $  (625,423)
                          =========  =======  ========== ======== ============ ============ ============  =========  ============

The accompanying notes are an integral part of these financial statements.



                         Ecology and Environment, Inc.
                      Consolidated Statement of Cash Flows


                                                                  Year ended July 31,
                                                        ----------------------------------------
                                                            2001          2000          1999
                                                        ------------  ------------  ------------
Cash flows from operating activities:
   Net income                                           $ 1,895,291   $   779,016   $   299,470
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
   Depreciation                                           1,257,008     1,386,418     1,394,766
   Amortization                                             246,507         ---           ---
   Gain on disposition of property and equipment             22,039        17,702        15,767
   Minority interest                                        396,374      (198,985)      211,651
   Net foreign exchange loss                                  ---           5,528       167,958
   Provision for contract adjustments                     1,407,202       986,863       606,875
   (Increase) decrease in:
      - contracts receivable, net                            84,522    (1,636,011)   (1,712,993)
      - other current assets                               (329,874)     (599,887)      267,059
      - income taxes receivable                          (1,172,300)      343,668       181,554
      - other non-current assets                            562,611     1,547,471     1,862,851
   Increase (decrease) in:
      - accounts payable                                    661,435       739,926       389,818
      - accrued payroll costs                               470,273     1,329,122      (934,594)
      - income taxes payable                              1,187,309         ---           ---
      - other accrued liabilities                           844,742      (452,557)     (144,830)
                                                        ------------  ------------  ------------

   Net cash provided by operating activities              7,533,139     4,248,274     2,605,352
                                                        ------------  ------------  ------------
Cash flows used in investing activities:
   Acquisitions                                            (245,925)   (1,387,240)   (1,916,658)
   Purchase of property, building and equipment, net     (2,973,887)   (2,864,865)   (3,215,322)
   Proceeds from sale of assets                              96,450         7,048       128,359
   Payment for the purchase of bond                        (149,276)     (156,620)     (693,914)
   Proceeds from maturity of notes                            ---         500,658     1,685,000
   Proceeds from sale of investment securities                ---       1,675,000     1,242,172
                                                         -----------  ------------  ------------

   Net cash used in investing activities                 (3,272,638)   (2,226,019)   (2,770,363)
                                                         -----------  ------------  ------------
Cash flows used in financing activities:
   Dividends paid                                        (1,352,758)   (1,276,958)   (1,268,598)
   Repayment of long-term debt                              (18,701)     (457,408)      (37,500)
   Net proceeds from issuance of common stock               161,550         ---          67,285
   Purchase of treasury stock                              (216,391)        ---         (13,458)
   Capital contribution                                       ---        (500,000)        ---
                                                         -----------  ------------  ------------

   Net cash used in financing activities                 (1,426,300)   (2,234,366)   (1,252,271)
                                                         -----------  ------------  ------------

Net increase (decrease) in cash and cash equivalents      2,834,201      (212,111)   (1,417,282)
Cash and cash equivalents at beginning of period          4,997,771     5,209,882     6,627,164
                                                         -----------  ------------  ------------

Cash and cash equivalents at end of period              $7,831,972    $ 4,997,771   $ 5,209,882
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

    During fiscal years ended July 31, 2001, 2000 and 1999, the percentage of total net revenues derived from contracts exclusively with the United States Environmental Protection Agency (EPA) were 32%, 50% and 52% and respectively. The Company's Superfund Technical Assessment and Response Team (START) contracts accounted for the majority of the EPA net revenue. The percentage of net revenues derived from contracts with the United States Department of Defense (DOD) were 18%, 15%, and 11% for fiscal years ended July 31, 2001, 2000 and 1999, respectively.

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

    Revenues related to long-term government contracts are subject to audit by an agency of the United States government. Government audits have been completed through fiscal year 1994 and are currently in process for fiscal years 1995 through 1998. The majority of the balance in the allowance for contract adjustments accounts represent a reserve against possible adjustments for fiscal years 1992 through 2001.

    The Company adopted Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB101") in the fourth quarter of fiscal year 2001. The adoption of SAB101 did not have a material impact on the Company's operating results or financial position.

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

    f.  Fair value of financial instruments
        -----------------------------------

    The carrying amount of cash and cash equivalents, contracts receivable and accounts payable at July 31, 2001 approximate fair value because of the short maturity of those instruments. The amortized cost and estimated fair value of investment securities available for sale are fully described in Note 4. Long-term debt consists of third party borrowings by the Company. Based on the

    Company's assessment of the current financial market and corresponding risks associated with the debt, management believes that the carrying amount of long-term debt at July 31, 2001 approximates fair value.

    g.  Translation of foreign currencies
        ---------------------------------

    The financial statements of foreign subsidiaries where the local currency is the functional currency are translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for results of operations. Adjustments resulting from translation of financial statements did not materially impact the financial statements for fiscal years 2001, 2000 and 1999.

    The financial statements of foreign subsidiaries located in highly inflationary economies are remeasured as if the functional currency were the U.S. dollar. The remeasurement of local currencies into U.S. dollars creates translation adjustments which are included in net income and amounted to $0, $5,528, and $167,958 for fiscal years 2001, 2000 and 1999, respectively.

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

3.  Cash and Cash Equivalents
    -------------------------

    The Company's policy is to invest cash in excess of operating requirements in income-producing short-term investments. At July 31, 2001 and 2000, short-term investments consist of commercial paper and money market funds and are carried at cost. Short-term investments amounted to approximately $5,645,000 and $3,098,000 at July 31, 2001 and 2000, respectively, and are reflected in cash and cash equivalents in the accompanying consolidated balance sheet and statement of cash flows.

    For purposes of the consolidated statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. Cash paid for interest amounted to $12,623, $28,220 and $65,722 in fiscal years 2001, 2000 and 1999, respectively. Cash paid for income taxes amounted to $894,791, $615,819 and $0 in fiscal years 2001, 2000 and 1999, respectively.

4.  Investment Securities
    ---------------------

    The amortized cost and estimated fair values of investment securities were as follows:

                                               Gross       Gross     Estimated
                                 Amortized   unrealized  unrealized    fair
                                   cost        gains       losses      value
                                ----------  -----------  ----------- ---------
     July 31, 2001
     -------------

     Investment securities
       available for sale:
     Mutual funds                $3,606,307   $74,058     $ ---     $3,680,365
     Municipal notes and bonds       24,750     ---         ---         24,750
                                 ----------   -------    ---------  ----------

                                 $3,631,057   $74,058     $ ---     $3,705,115
                                 ==========   =======    =========  ==========


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
                                 ==========   =======     =======   ==========


     The amortized cost and estimated fair value of debt securities available for sale by contractual maturity as of July 31, 2001 were as follows:

                                              Estimated       Amortized
                                              fair value        cost
                                             -----------    -----------

     Due in one year or less                  $    ---       $    ---
     Due after one year through five years        24,750         24,750
     Due after five years through ten years        ---            ---
     Due after ten years                           ---            ---
                                              ----------     ----------
                                              $   24,750     $   24,750

     Mutual funds available for sale           3,680,365      3,606,307
                                              ----------     ----------

                                              $3,705,115     $3,631,057
                                              ==========     ==========

    Proceeds, gross realized gains and losses from the sale of investment securities were $0, $0 and $0, respectively, in fiscal year 2001, $1,675,000, $0 and $0, respectively, in fiscal year 2000 and $1,242,172
    $2,300 and $0, respectively, in fiscal year 1999. The unrealized investment securities gain and unrealized investment securities loss, net of applicable income taxes, at July 31, 2001 and 2000 of $44,436 and ($27,343), respectively, are reflected in retained earnings in the consolidated balance sheet.

5.  Contract Receivables, net
    -------------------------                         July 31,
                                                      --------
                                               2001             2000
                                           ------------     ------------
     United States government -
        Billed                             $ 5,011,673      $ 6,404,394

        Unbilled                             1,187,218        4,086,931
                                           ------------     ------------

                                             6,198,891       10,491,326
                                           ------------     ------------
    Industrial customers and state
     and municipal governments -
        Billed                              13,991,415       11,179,092

        Unbilled                             4,732,568        4,166,371
                                           ------------     ------------

                                            18,723,983       15,345,462
                                           ------------     ------------
    Less allowance for contract
      adjustments                           (2,236,407)      (1,658,597)
                                           ------------     ------------

                                            $22,686,467      $24,178,191
                                           ============     ============

    United States government receivables arise from long-term U.S. government prime contracts and subcontracts. Unbilled receivables result from revenues which have been earned, but are not billed as of period-end. The above unbilled balances are comprised of incurred costs plus fees not yet processed and billed; and differences between year-to-date provisional billings and year-to-date actual contract costs incurred and fees earned of approximately $325,000 at July 31, 2001 and ($403,000) at July 31, 2000. Unbilled contracts receivable are reduced by billings in excess of costs incurred of $2,548,000 at July 31, 2001 and $920,000 at July 31, 2000. Management anticipates that the July 31, 2001 unbilled receivables will be substantially billed and collected in fiscal 2002. Within the above billed balances are contractual retainages in the amount of approximately $773,000 at July 31, 2001 and $1,148,000 at July 31, 2000. Management anticipates that the July 31, 2000 retainage balance will be substantially collected in fiscal year 2002. Included in other accrued liabilities is an additional allowance for contract adjustments relating to potential cost disallowances on amounts billed and collected in current and prior years' projects of approximately $2,254,000 at July 31, 2001 and $2,031,000 at July 31, 2000. An allowance for contract adjustments is recorded for contract disputes and government audits when the amounts are determinable.

6.  Property, Building and Equipment, net
    -------------------------------------
                                                      July 31,
                                                      --------
                                               2001             2000
                                           ------------      ------------
    Land                                   $ 1,081,143       $ 1,110,750
    Land improvements                        4,088,505         2,735,397
    Buildings                               13,642,389        13,565,045
    Laboratory and other equipment           3,539,603         7,451,450
    Data processing equipment                3,584,747         7,585,658
    Office furniture and equipment           1,955,711         5,171,936
    Leasehold improvements and other           813,988         1,662,154
                                           -----------       -----------
                                           $28,706,086       $39,282,390

    Less accumulated depreciation
      and amortization                     (11,215,601)      (23,298,584)
                                           ------------      ------------

                                           $17,490,485       $15,983,806
                                           ============      ============

7.  Line of Credit
    --------------

    The Company has an unsecured $10,000,000 line of credit available which is subject to annual renewal and which bears interest at the rate of 1/2% below prime. No borrowings on the line of credit were outstanding at July 31, 2001 and 2000 and none were required during fiscal years 2001 and 2000. At July 31, 2001 and 2000, the Company had letters of credit totaling $91,000 and $327,321, respectively, secured by this line of credit.

8.  Income Taxes
    ------------

    Earnings before provision for income taxes consisted of:

                                     2001        2000         1999
                                 -----------  ----------    ---------

    U.S.                         $2,969,915   $1,624,120     $307,079
    Foreign                         465,247      (53,238)     175,724
                                 -----------  -----------   ----------

                                 $3,435,162   $1,570,882     $482,803
                                 ===========  ===========   ==========

    The income tax provision (benefit) consists of the following:

                                             Fiscal Year
                                             -----------
                                     2001        2000          1999
                                 -----------   ---------     ---------
    Current
     Federal                     $1,530,005     $596,173    $(298,653)
     State                          250,000      338,491       65,000
     Foreign                        194,072       58,547       51,642
                                 -----------   ----------   ----------
                                 $1,974,077     $993,211    $(182,011)
                                 -----------   ----------   ----------

    Deferred
     Federal                      ($439,651)   $(138,558)     351,344
     State                            5,445      (62,787)      14,000
                                 -----------   ----------   ----------
                                  ($434,206)   $(201,345)   $ 365,344
                                 -----------   ----------   ----------
    Total                        $1,539,871    $ 791,866    $ 183,333
                                 ===========   ==========   ==========

    The provision for income taxes differs from the federal statutory rate due to the following:
                                                         Fiscal year
                                                         -----------
                                                   2001      2000      1999
                                                  ------    ------    ------

     Federal tax                                   34.0%     34.0%     34.0%
     State taxes, net of federal benefit            4.9      11.6      10.8
     Nondeductible expenses                         0.8       4.0      12.6
     Tax exempt interest                           (1.5)     (4.0)    (18.0)
     Foreign operations                             1.0       4.9      (1.7)
     Adjustment to prior year taxes                 5.2       ---       ---
     Other                                          0.4       ---       0.2
                                                  ------    ------    ------

     Total Provision                               44.8%     50.5%     37.9%
                                                  ======    ======    ======

     Deferred tax assets (liabilities) were comprised of the following:

                                                          July 31,
                                                          --------
                                                    2001            2000
                                                 ----------      -----------

     Allowance for contract adjustments          $1,818,767      $1,494,087
     Accrued vacation and compensatory time         435,155         404,654
     Property, building and equipment               127,726         157,839
     Unearned stock compensation                    299,302           ---
     Other                                          185,022         251,799
                                                 -----------     -----------
       Gross deferred tax assets                 $2,865,972      $2,308,379

     State income taxes                            (149,403)       (142,439)
     Other                                          (21,970)        (80,919)
                                                 -----------     -----------
       Gross deferred tax liabilities              (171,373)       (223,358)
                                                 -----------     -----------

     Net deferred tax asset                      $2,694,599      $2,085,021
                                                 ===========     ===========

    The Company has not recorded income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations. At July 31, 2001, these amounts, net of applicable foreign tax credits, were not material.

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

    No options were exercised during fiscal years 2001, 2000 and 1999. Cancelled options during the three year period ended July 31, 2001 amounted to 3,645, 11,407 and 5,822, respectively, at a weighted average exercise price of $11.00, $11.58 and $10.14, respectively. Expired options were 16,112, 15,638 and 14,588 for fiscal years 2001, 2000 and 1999, respectively, at a weighted average exercise price of $16.08, $12.73 and $10.47 per share, respectively.

    Options outstanding at the end of the three year period ended July 31, 2001 were 61,954, 80,276 and 108,756, respectively, at a weighted average exercise price of $9.63, $10.92 and $11.25, respectively. Of the options outstanding for the three year period ended July 31, 2001, 61,954, 53,911 and 66,566, respectively, are currently exercisable at a weighted average exercise price of $9.63, $12.82 and $13.48, respectively. At July 31, 2001, 36,650 options have an exercise price between $7.25 and $10.48, with a weighted average exercise price and weighted average contracted life of $7.73 and 4.15 years, respectively. At July 31, 2001, 25,304 options have an exercise price of $12.38 a contractual life of 1.98 years, respectively.

    The Company estimates that if they elected to measure compensation cost for employee stock based compensation arrangements under SFAS No. 123, it would not have caused net income and earnings per share for fiscal years 2001, 2000 and 1999 to be materially different from their reported amounts.

    c. Stock Award Plan
       ----------------

     Effective March 16, 1998, the Company adopted the Ecology and Environment, Inc. 1998 Stock Award Plan (the "Award Plan") under which key employees (including officers) of the Company or any of its present or future subsidiaries may be designated to receive awards of Class A common stock of the Company as a bonus for services rendered to the Company or its subsidiaries, without payment therefore, based upon the fair market value of the common stock at the time of the award. The 1998 plan agreement provides that the stock cannot be sold, assigned, or transferred before a three year vesting period is completed and that the shares are forfeited if an individual's employment is terminated before the vesting period is completed. Accordingly, the Company is amortizing the expense associated with issuance of the shares ratably over three years. The Company originally reserved for issuance as awards under the Award Plan aggregate of 12,000 shares of Class A Common stock of the Company, which shall be solely treasury shares. Since then, the Company has increased the number of reserved shares to 112,000.

     In the first quarter of fiscal year 2001, the Company issued 92,339 shares at an average fair value of $6.19 per share. In Fiscal Year 2000 no shares were issued. In Fiscal Year 1999, 8,750 shares were issued at a weighted average fair value of $7.69 per share. In Fiscal Year 1998, awards for 11,090 shares of Class A common stock had been granted at a weighted average fair value of $9.81 per share. Unearned compensation is recorded at the time of issuance and is being amoritzed over the vesting period.

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

    At July 31, 2001, future minimum rental commitments, net of estimated amounts allocable to government contracts with rental cost reimbursement clauses, were as follows:

         Fiscal year        Gross           Reimbursable         Net
         -----------      ----------        ------------       -------

           2002           2,076,371            594,150         1,482,221
           2003           1,866,799            575,005         1,291,794
           2004           1,801,876            564,566         1,237,310
           2005           1,642,170            559,596         1,082,574
           2006           1,217,523            413,325           804,198

    Gross rental expense under the above lease commitments for 2001, 2000, and 1999 was $2,959,728, 2,330,734, and $2,259,390, respectively.

12. Defined Contribution Plans
    --------------------------

    Contributions to the supplemental defined contribution plans are discretionary and determined annually by the Board of Directors. The total expense under the supplemental plan for fiscal years 2001, 2000, and 1999 was $1,214,636, $1,486,568 and $1,472,426, respectively.

13. Earnings Per Share
    ------------------

    The computation of basic earnings per share reconciled to diluted earnings per share follows:
                                                      Fiscal Year
                                                      -----------
                                             2001        2000         1999
                                          ---------   ---------   ----------
     Income available
       to common stockholders            $1,895,291  $  779,016   $  299,470

     Weighted-average common
       shares outstanding (basic)         4,103,740   3,968,500    3,957,825

     Basic earnings
       per share                               $.46       $0.20        $0.08

     Incremental shares from
       assumed conversions of
       stock options                            ---        ---          ---

     Adjusted weighted-average
       common shares outstanding          4,103,740    3,968,500   3,957,825

     Diluted earnings
       per share                               $.46        $0.20       $0.08

    At July 31, 2001 and July 31, 2000, there were 61,954 stock options outstanding with an exercise price ranging from $7.25 to $16.08 which were not included in the above calculations due to their antidilutive nature.

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

15.  Acquisitions
     ------------

     In September 1999 the Company, through its Chilean subsidiary, acquired a 50.1% stake in Gestion Ambiental Consultores, (GAC), a Chilean environmental consulting firm for a cash payment of $400,000. GAC has expertise in mining, steel manufacturing and energy resources. In February 2000, the Company purchased the remaining 10% interest in its shrimp aquaculture facility for a purchase price of $263,000.

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

     On July 26, 2001, the Company purchased an interest in a fish farm located in Jordan. The farm currently maintains five different species as brood stock, including tilapia and carp. The assets were purchased for approximately $513,000 by a newly formed entity, AMARACO, of which EEI owns 51%. The farm is located on the banks of the Jordan river, 120 kilometers north of Amman. The farm was not operating at the time of the asset purchase. The Company anticipates additional investments will be required to upgrade the farm's infrastructure, production methods, and species selection.

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

     The following information presents the pro forma consolidated results of operations as if the acquisitions had occurred on August 1, 1998. The proforma amounts may not be indicative of the results that actually would have been achieved had the acquisitions occurred as of August 1, 1998 and are not necessarily indicative of future results. The Jordon fish farm was not included in the proforma calculations since it was a non-operating entity.

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

Reportable segment data for the fiscal year ended July 31, 2001 is as follows:

                                           Consulting   Analytical   Aquaculture   Elimination      Total
                                           -----------  -----------  ------------  ------------  -----------
     Net revenues from external customers  $69,146,912  $4,001,481   $   274,149   $     ---     $73,422,542
     Intersegment net revenues               2,172,292       ---           ---      (2,172,292)        ---
                                           -----------  ----------   ------------   -----------  -----------

     Total consolidated net revenues       $71,319,204  $4,001,481   $   274,149   $(2,172,292)  $73,422,542
                                           ===========  ===========  ============  ============  ===========

     Depreciation expense                  $   822,475  $  372,541   $    61,992   $     ---     $ 1,257,008
     Segment profit (loss)                   5,578,815    (728,444)   (1,018,835)        ---       3,831,536
     Segment assets                         44,080,564   6,756,000     6,868,000         ---      57,704,564
     Expenditures for long-lived assets      1,135,522     285,508     1,461,146         ---       2,882,176


     Geographic Information:
                                        Net                Long-lived
                                     Revenues (1)            Assets
                                     ------------          ------------

         United States               $65,418,542           $22,468,086
         Foreign countries            $8,004,000            $6,238,000

     (1) Net revenues are attributed to countries based on the location of the customers.


 Reportable segment data for the fiscal year ended July 31, 2000 is as follows:

                                           Consulting   Analytical   Aquaculture   Elimination      Total
                                           -----------  -----------  -----------   -----------   -----------
     Net revenues from external customers  $64,707,751  $4,447,523   $  734,608    $     ---     $69,889,882
     Intersegment net revenues               1,538,308       ---          ---       (1,538,308)        ---
                                           -----------  ----------   -----------   ------------  -----------

     Total consolidated net revenues       $66,246,059  $4,447,523   $  734,608    $(1,538,308)  $69,889,882
                                           ===========  ===========  ===========   ============  ===========

     Depreciation expense                  $   942,118  $  362,316   $   81,984    $     ---     $ 1,386,418
     Segment profit (loss)                   2,500,622    (763,893)    (570,745)         ---       1,165,984
     Segment assets                         41,346,809   7,490,000    4,612,056          ---      53,448,865
     Expenditures for long-lived assets        704,967     183,000    1,976,898          ---       2,864,865


     Geographic Information:
                                        Net                Long-lived
                                     Revenues (1)            Assets
                                     ------------          ------------

         United States               $63,450,327           $35,026,498
         Foreign countries            $6,439,555            $4,255,892

     (1) Net revenues are attributed to countries based on the location of the customers.

 Reportable segment data for the fiscal year ended July 31, 1999 is as follows:

                                           Consulting   Analytical   Aquaculture   Elimination      Total
                                           -----------  -----------  -----------   ------------  -----------
     Net revenues from external customers  $59,167,613  $4,181,015   $     ---     $     ---      $63,348,628
     Intersegment net revenues               2,140,081       ---           ---      (2,140,081)
                                           -----------  ----------   ------------  ------------   -----------

     Total consolidated net revenues       $61,307,694  $4,181,015   $    ---      $(2,140,081)   $63,348,628
                                           ===========  ===========  ============  ============   ===========

     Depreciation expense                  $ 1,015,166  $  379,600   $     ---     $     ---      $ 1,394,766
     Segment profit (loss)                   1,963,956  (1,910,920)        ---           ---           53,036
     Segment assets                         43,539,235   7,039,000     2,116,500         ---       52,964,735
     Expenditures for long-lived assets        886,370     212,452     2,116,500         ---        3,215,322


     Geographic Information:
                                        Net                Long-lived
                                     Revenues (1)            Assets
                                     ------------          ------------

         United States               $57,340,628           $33,282,307
         Foreign countries            $6,008,000              $117,162

     (1) Net revenues are attributed to countries based on the location of the customers.

     The disclosure of significant customers is included in note number one to the consolidated financial statements.

                          ECOLOGY AND ENVIRONMENT, INC.
                                  SCHEDULE VIII
                          Allowance for Doubtful Accounts
                    Years Ended July 31, 2001, 2000, and 1999

                        Balance at     Charged to                  Balance
                        Beginning       Cost and                   at End
     Year Ended         of Period       Expense     Deduction      of Year
    -------------       ----------    -----------   ---------    ----------

    July 31, 2001       $3,689,103    $1,407,202    $ 605,524    $4,490,781

    July 31, 2000       $2,968,240    $ 986,863     $ 266,000    $3,689,103

    July 31, 1999       $3,219,565    $ 606,875     $ 858,200    $2,968,240


Selected quarterly financial data (Unaudited)
---------------------------------------------
(In thousands, except per share information)

                2001                    First    Second     Third    Fourth
-----------------------------------------------------------------------------

Gross revenues                         $24,294   $21,915   $19,884   $22,104
Net revenues                            19,944    18,426    17,008    18,044
Income (loss) from operations            1,032       843       654       866
Income before income taxes               1,131       948       722     1,031
Net income (loss)                          591       456       245       604
Net income per common share:
     basic and diluted                 $  0.14   $   .11   $  0.06   $  0.15
Cash dividends declared per common
     share: basic and diluted          $  ---    $  0.16   $  ---    $  0.16


               2000                     First    Second     Third    Fourth
-----------------------------------------------------------------------------

Gross revenues                         $20,171   $20,525   $21,066   $24,099
Net revenues                            16,771    16,490    17,336    19,293
Income (loss) from operations              399       172       243       352
Income before income taxes                 541       223       308       499
Net income (loss)                          327        70       179       203
Net income per common share:
    basic and diluted                  $  0.08   $  0.02   $  0.05   $  0.05
Cash dividends declared per common
    share: basic and diluted           $  ---    $  0.16   $  ---    $  0.16



Item 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
        -----------------------------------------------------

        None.

                              PART III
                              --------

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

     The following table sets forth the names, ages and positions of the Directors and executive officers of the Company.


        Name             Age                 Position
        ----             ---                 --------

Gerhard J. Neumaier      64    President and Director

Frank B. Silvestro       65    Executive Vice President and Director

Gerald A. Strobel        61    Executive Vice President of Technical
                               Services and Director

Ronald L. Frank          63    Executive Vice President of Finance,
                               Secretary, Treasurer and Director

Gerard A. Gallagher, Jr. 70    Director

Roger J. Gray            60    Senior Vice President

Laurence M. Brickman     57    Senior Vice President

Harvey J. Gross          73    Director

Ross M. Cellino          69    Director

Brent D. Baird           62    Director


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

     Mr. Gallagher joined the Company in 1972. In March 1979, he became a Vice President of Special Projects and in February, 1986 he became a Director. Mr. Gallagher is in charge of quality assurance for hazardous substance projects. In August 1986, he became a Senior Vice President of
Special Projects.   Mr. Gallagher has a B.S. in physics.  Mr. Gallagher
retired as an officer of the Company in February 2001.

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

     Mr. Baird was elected as a Director in January 1999. From 1970 through January 1984, Mr. Baird was a partner and from February 1984 until January 1, 1992, was a limited partner of Trubee, Collins & Co., Buffalo, New York, a member firm of the New York Stock Exchange, Inc. Mr. Baird is currently a private investor. He is also a director of Todd Shipyards Corporation, Merchants Group, Inc., First Carolina Investors, Inc., M & T Bank Corporation, and Allied Healthcare Products, Inc.

Item 11.  EXECUTIVE COMPENSATION
          ----------------------

     There is shown below information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended July 31, 1999, 2000 and 2001 of those persons who were at July 31, 2001 (i) the chief executive officer and (ii) the four other most highly compensated executive officers with annual salary and bonus for the fiscal year ended July 31, 2001 in excess of $100,000. In this report, the five persons named in the table below are referred to as the "Named Executives."


                                        SUMMARY COMPENSATION TABLE
                                        --------------------------

                                ANNUAL COMPENSATION                  LONG-TERM COMPENSATION
                          ---------------------------------  -------------------------------------
                                                               STOCK
                                                             INCENTIVE   RESTRICTED  LONG-TERM      ALL
        NAME AND          FISCAL                              OPTIONS      STOCK    COMPENSATION   OTHER
   PRINCIPAL POSITION      YEAR   SALARY   BONUS (1)  OTHER   (SHARES)   AWARDS (3)   PAYOUTS      (2)
------------------------  ------ --------  --------   -----  ----------  ---------- ------------  ------
Gerhard J. Neumaier        2001  $247,051  $25,000     -0-      -0-         -0-         -0-       $14,049
President and Director     2000  $233,680    -0-       -0-      -0-         -0-         -0-       $13,182
                           1999  $228,750    -0-       -0-      -0-         -0-         -0-       $13,731

Frank B. Silvestro         2001  $224,934  $25,000     -0-      -0-         -0-         -0-       $12,901
Executive Vice President   2000  $212,447    -0-       -0-      -0-         -0-         -0-       $11,976
and Director               1999  $207,844    -0-       -0-      -0-         -0-         -0-       $12,535

Ronald L. Frank            2001  $224,934  $25,000     -0-      -0-         -0-         -0-       $12,901
Executive Vice President   2000  $212,447    -0-       -0-      -0-         -0-         -0-       $11,976
of Finance, Secretary,     1999  $207,964    -0-       -0-      -0-         -0-         -0-       $12,542
Treasurer and Director

Gerald A. Strobel          2001  $224,934  $25,000     -0-      -0-         -0-         -0-       $12,901
Executive Vice President   2000  $212,447    -0-       -0-      -0-         -0-         -0-       $11,976
of Technical Services      1999  $207,964    -0-       -0-      -0-         -0-         -0-       $12,542
and Director

Roger J. Gray              2001  $180,650  $ 6,000     -0-      -0-       $ 4,000       -0-       $ 9,671
Senior Vice President      2000  $180,650  $ 6,000     -0-      -0-       $14,000       -0-       $10,603
                           1999  $176,966    -0-       -0-      -0-       $ 3,843       -0-       $10,152


(1) Amounts earned for bonus compensation determined by the Board of Directors.
(2) Represents group term life insurance premiums, contributions made by the Company to its Defined Contribution Plan and Defined Contribution Plan SERP accruals on behalf of each of the Named Executives.
(3) As of July 31, 2001, there were 3,263 shares of the Company's Class A Common Stock which was restricted stock issued pursuant to the Company's Stock Award Plan issued to Roger Gray having a value of $26,104 as of July 31, 2001.

    None of the Company's executive officers have employment agreements. Directors who are not employees of the Company are paid an annual fee of $25,460 payable quarterly.

Compensation Pursuant to Plans
------------------------------

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

     The Award Plan is not a qualified plan under Section 401(a) of the Internal Revenue Code. The plan permits grants of the award for a period of five (5) years from the date of adoption. As of July 31, 2001, awards for 100,422 shares of Class A common stock have been granted. The named Executive Officers found in the Summary Compensation Table have not been granted any awards pursuant to the Award Plan.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

     During the fiscal year ended July 31, 2001, Gerard A. Gallagher, Jr. failed to file on a timely basis one report showing one transaction.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          -----------------------------------------------

     The following table sets forth, as of September 28, 2001, the number of outstanding shares of Class A Common Stock and Class B Common Stock of the Company beneficially owned by each person known by the Company to be the beneficial owner of more than 5 percent of the then outstanding shares of Common Stock:
                         Class A Common Stock        Class B Common Stock
                         ----------------------      --------------------
                         Nature and   Percent        Nature and
                         Amount of      of           Amount of
                         Beneficial   Class As       Beneficial  Percent
                         Ownership    Adjusted       Ownership    of
Name and Address(1)        (2)(3)       (4)            (2)(3)    Class
-----------------------  ----------   --------       ----------  -------

Gerhard J. Neumaier*      355,777       13.1%         345,894    20.1%

Frank B. Silvestro*       288,937       10.9%         288,937    16.8%

Ronald L. Frank*          216,359        8.4%         212,844    12.4%

Gerald A. Strobel*        222,741        8.6%         222,741    12.9%

Franklin Resources,
Inc.                      305,000       12.8%            0         0

First Carolina
Investors, Inc.           425,000       18.0%            0         0

The Cameron Baird
 Foundation               250,000       10.5%            0         0

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

(3) There are 2,366,667 shares of Class A Common Stock issued and outstanding and 1,720,171 shares of Class B Common Stock issued and outstanding as of September 28, 2001. The figures in the "as adjusted" columns are based upon these totals and except as set forth in the preceding sentence, upon the assumptions described in footnote 2 above.

SECURITY OWNERSHIP OF MANAGEMENT
--------------------------------

     The following table sets forth certain information regarding the beneficial ownership of the Company's Class A Common Stock and Class B Common Stock as of September 28, 2001, by (i) each Director of the Company and (ii) all Directors and officers of the Company as a group.

                                  Class A Common Stock             Class B Common Stock
                                 -----------------------          ---------------------
                                 Nature and     Percent           Nature and
                                 Amount of      of                Amount of
                                 Beneficial     Class As          Beneficial   Percent
                                 Ownership      Adjusted          Ownership    of
         Name(1)                   (2)(3)          (4)               (2)(3)     Class
-----------------------------    ----------     --------          ----------   --------
Gerhard J. Neumaier (5) (14)      355,777        13.1%             345,894      20.1%

Frank B. Silvestro (14)           288,937        10.9%             288,937      16.8%

Ronald L. Frank (6) (14)          216,359         8.4%             212,844      12.4%

Gerald A. Strobel (7) (14)        222,741         8.6%             222,741      12.9%

Harvey J. Gross (8)                80,047         3.3%              80,047       4.7%

Gerard A. Gallagher, Jr.           65,641         2.7%              65,300       3.8%

Ross M. Cellino (9)                16,611          *                 1,050        *

Roger Gray (10)                    15,135          *                 7,927        *

Brent D. Baird (11)               435,000        18.4%               -0-         -0-

Directors and officers
Group (12)(13)                  1,706,043        47.4%           1,230,402      71.5%
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

3. Each named person and all Directors and officers as a group are deemed to be the beneficial owners of securities that may be acquired within 60 days through the exercise of exchange or conversion rights. The shares of Class A Common Stock issuable upon conversion by any such shareholder are not included in calculating the number of shares or percentage of Class A Common Stock beneficially owned by any other shareholder. Moreover, the table gives effect to only 4,417 shares of Class A Common Stock of the total 60,729 shares of Class A Common Stock that may be issued pursuant to the Company's Incentive Stock Option Plan, which may be purchased within the next 60 days pursuant to vested options granted to one officer.

4. There are 2,366,667 shares of Class A Common Stock issued and outstanding and 1,720,171 shares of Class B Common Stock issued and outstanding as of September 23, 2001. The figure in the "as adjusted" columns are based upon these totals and except as set forth in the preceding sentence, upon the assumptions described in footnotes 2 and 3 above.

5. Includes 525 shares of Class A Common Stock owned by Mr. Neumaier's spouse, as to which he disclaims beneficial ownership. Includes 5,525 shares of Class A Common Stock owned by Mr. Neumaier's Individual Retirement Account. Does not include any shares of Class A Common Stock or Class B Common Stock held by Mr. Neumaier's adult children. Includes 3,833 shares of Class A Common Stock owned by a Partnership in which Mr. Neumaier is a general partner.

6. Does not include any shares of Class A Common Stock or Class B Common Stock held by Mr. Frank's adult children. Includes 18,625 Shares of Class B Common Stock owned by Mr. Frank's former spouse as to which he disclaims beneficial ownership except for the right to vote the shares which he retains pursuant to an agreement with his former spouse. Includes 2,515 shares of Class A Common Stock owned by Mr. Frank's individual retirement account.

7. Includes 15,171 shares of Class B Common Stock held in equal amounts by Mr. Strobel as custodian for his three children, as to which he disclaims beneficial ownership.

8. Includes an aggregate of 21,047 shares of Class B Common Stock owned by two trusts created by Mr. Gross of which he and his spouse are the sole beneficiaries during their lifetimes.

9. Includes 10,396 shares of Class A Common Stock owned by Mr. Cellino's spouse, as to which shares he disclaims beneficial ownership; also includes 4,555 shares of Class A Common Stock owned by Mr. Cellino's Individual Retirement Account. Includes 5 shares of Class A Common Stock owned by a limited partnership in which Mr. Cellino is a general partner.

10. Includes 1,200 shares of Class A Common Stock which may be issued upon exercise of a stock option granted on December 12, 1995 pursuant to the Company's Incentive Stock Option Plan.

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

13. Includes 787 shares of Class A Common Stock which may be issued upon the exercise of a stock option granted to one officer on November 2, 1992 pursuant to the Company's Incentive Stock Option Plan; includes 630 shares of Class A Common Stock which may be issued upon the exercise of a stock option granted to one officer on April 2, 1994 pursuant to the Company's Incentive Stock Option Plan; includes 600 shares of Class A Common
    Stock which may be issued upon the exercise of a stock option granted to one officer on December 2, 1994 pursuant to the Company's Incentive Stock Option Plan. Includes 1,200 shares of Class A Common Stock which may be issued upon the exercise of stock options granted to one officer on December 12, 1995 pursuant to the Company's Incentive Stock Option Plan.

14. Subject to the terms of the Restrictive Agreement. See "Security Ownership of Certain Beneficial Owners-Restrictive Agreement".

Restrictive Agreement
---------------------

    Messrs. Gerhard J. Neumaier, Silvestro, Frank, and Strobel entered into a Stockholders' Agreement in 1970 which governs the sale of an aggregate of 1,232,418 shares Class B Common Stock owned by them, the former spouse of one of the individuals and the children of the individuals. The agreement provides that prior to accepting a bona fide offer to purchase all or any part of their shares, each party must first allow the other members to the agreement the opportunity to acquire on a pro rata basis, with right of over-allotment, all of such shares covered by the offer on the same terms and conditions proposed by the offer.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          ----------------------------------------------

     None.

                              PART IV
                              -------

Item 14.  EXHIBITS, FINANCIAL STATEMENTS
          ------------------------------

(a)   1.  Financial Statements                                       Page
          --------------------                                       ----

          Report of Independent Accountants                           17

            Consolidated Balance Sheet -
            July 31, 2001 and 2000                                    18

            Consolidated Statement of Income
            for the fiscal years ended
            July 31, 2001, 2000 and 1999                              19

            Consolidated Statement of Changes in
            Shareholders' Equity for the fiscal years
            ended July 31, 2001, 2000 and 1999                        20

            Consolidated Statement of Cash Flows for
            the fiscal years ended July 31, 2001,
            2000 and 1999                                             21

            Notes to Consolidated Financial Statements                22


      2.  Financial Statement Schedule
          ----------------------------

            Schedule VIII - Allowance for
            Doubtful Accounts                                         37

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

           10.5 Summary of Ecology and Environment Discretionary Performance Plan (3)

           21.5             Schedule of Subsidiaries as of July 31, 2001 (3)

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

                            (2) Filed as exhibits to the Company's Form
                                10-K for Fiscal Year Ending July 31, 1988, and incorporated herein by reference.

                            (3) Filed herewith.


(a)   Reports on Form 8-K

      Registrant has not filed any reports on Form 8-K during the fourth quarter ended July 31, 2001.

                                  SIGNATURES
                                  ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, ECOLOGY AND ENVIRONMENT, INC. has duly caused this Annual Report to be signed on its behalf by the undersigned hereunto duly authorized:

Dated:  October 29, 2001               ECOLOGY AND ENVIRONMENT, INC.


                                       By: GERHARD J. NEUMAIER
                                           ----------------------------------
                                           GERHARD J. NEUMAIER
                                           PRESIDENT


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature                    Title                    Date
---------                    -----                    ----

GERHARD J. NEUMAIER          PRESIDENT                October 29, 2001
---------------------------  (CHIEF EXECUTIVE
GERHARD J. NEUMAIER          OFFICER)

FRANK B. SILVESTRO           EXECUTIVE                October 29, 2001
---------------------------  VICE-PRESIDENT
FRANK B. SILVESTRO

GERALD A. STROBEL            EXECUTIVE                October 29, 2001
---------------------------  VICE-PRESIDENT
GERALD A. STROBEL

RONALD L. FRANK              SECRETARY, TREASURER,    October 29, 2001
---------------------------  EXECUTIVE VICE-PRESIDENT
RONALD L. FRANK              OF FINANCE
                             (PRINCIPAL FINANCIAL
                             AND ACCOUNTING OFFICER)

GERARD A. GALLAGHER, JR.     SENIOR VICE-PRESIDENT    October 29, 2001
---------------------------  OF SPECIAL PROJECTS
GERARD A. GALLAGHER, JR.     AND DIRECTOR


HARVEY J. GROSS              DIRECTOR                 October 29, 2001
---------------------------
HARVEY J. GROSS

ROSS M. CELLINO              DIRECTOR                 October 29, 2001
---------------------------
ROSS M. CELLINO

BRENT D. BAIRD               DIRECTOR                 October 29, 2001
---------------------------
BRENT D. BAIRD

Exhibit Index
-------------

Exhibit 10.5          Summary of Ecology and Environment, Discretionary
	                Performance Plan

Exhibit 21.5          List of Subsidiaries

Exhibit 23            Consent of Independent Accountants



Exhibit 10.5          SUMMARY OF ECOLOGY AND ENVIRONMENT, DISCRETIONARY
------------          PERFORMANCE PLAN

The Company's Discretionary Performance Plan ("DPP") was established to provide a direct connection between pay and performance, thereby supporting increased overall Company performance through increased individual performance. The Directors select DPP participants, and in its discretion, established the year-end bonus pool based upon profitability of the Company. Bonuses are awarded to the Company's management personnel, including Executive Officers, based on their individual performance, industry practices and the performance of the Company as a whole. At the discretion of the Directors, the bonuses can be paid in cash or stock awards under the Ecology and Environment, Inc. 1998 Stock Award Plan. Amounts paid to employees constitute part of the employee's annual cash compensation.


Exhibit 21.5
------------

                   SCHEDULE OF SUBSIDIARIES
                   ------------------------
                     AS OF JULY 31, 2001
                   ------------------------

Subsidiaries of Ecology and Environment, Inc. (the "Company")
as of July 31, 2001.
                                                         Percentage of
                                                         Capital Stock
                                                         of Subsidiary
                                                         Owned by the
                                                         Company
                                                         -------------

1.  Ecology and Environment Engineering, Inc.               100%
        (a Colorado corporation)

2.  E & E Drilling and Testing Co., Inc.                    100%
        (a New York corporation)

3.  Ecology and Environment, Limited                        100%
        (a limited company formed under the
        laws of the Republic of Ireland)

4.  E & E Umwelt - Beratung GmbH, Leipzig                   100%
        (a corporation formed under the laws
        of Germany)

5.  Ecology and Environment de Mexico S.A.de C.V.           100%
        (a corporation formed under the laws of Mexico)

6.  Ecology and Environment, S.A.                            55%
        (a corporation formed under the laws
        of Venezuela)

7.  Ecology and Environment Eurasia                         100%
        (a corporation formed under the laws of
        the Russian Republic)

8.  ecology and environment do brasil ltda.                 100%
        (a corporation formed under the laws of
        Brazil)

9.  Ecology and Environment of Saudi Arabia              66 2/3%
    Company, Ltd.
        (a limited liability company formed
        under the laws of the Saudi Arabia)

10. Ecology & Environment South America, Inc.               100%
        (a corporation formed under the laws
        of the Cayman Islands)

11. Ecology & Environment International                     100%
    Services, Inc.
        (a Delaware Corporation)

12. Frutas Marinas Del Mar S.A.                             100%
        (a corporation formed under the laws of
        Costa Rica)

13. Ecology & Environment de Chile, S.A.                    100%
        (a corporation formed under the
        laws of Chile)

14. Gestion Ambiental Consultores S.A.                     50.1%
        (a corporation formed under the laws of
        Chile)

15. Walsh Environmental Scientists and Engineers, LLC        60%

16. Ecology and Environment, Kazakhstan                     100%
        (a corporation formed under the laws of
        Kazakhstan)

17. Consortium of International Consultants LLC              99%
        (a Delaware limited liability company)

18. American Arab Aquaculture Company (AMARACO)              51%
        (a Jordanian limited liability company)

Exhibit 23
----------
                      Consent of Independent Accountants
                      ----------------------------------

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 33-41998 and 333-30085) of Ecology and Environment, Inc. of our report dated October 4, 2001 relating to the financial statements and financial statement schedule which appear in this Form 10-K.


PricewaterhouseCoopers LLP

Buffalo, New York
October 29, 2001