Form 10-Q
period 2001-10-27
ECOLOGY & ENVIRONMENT INC
filed 2001-12-11
CIK 809933

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                   FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act in 1934



  For Quarter Ended October 27, 2001            Commission File #1-9065



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


  At December 1, 2001, 2,440,409 shares of Registrant's Class A Common Stock (par value $.01) and 1,703,821 shares of Class B Common Stock (par value $.01 were outstanding.


                        Ecology and Environment, Inc.
                         Consolidated Balance Sheet

                                                     October 27,           July 31,
                                                        2001                 2001
                                                     (Unaudited)
                                                     ------------        ------------
Assets
------
Current assets:
     Cash and cash equivalents                       $ 6,893,782          $ 7,831,972
     Investment securities available for sale          3,742,571            3,705,115
     Contract receivables, net                        20,638,187           22,686,467
     Deferred income taxes                             2,071,416            2,178,782
     Income taxes receivable                             684,644              540,952
     Other current assets                              1,715,151            1,514,960
                                                    ------------          -----------
        Total current assets                          35,745,751           38,458,248

Property, building and equipment, net                 17,483,195           17,490,485
Deferred income taxes                                    515,815              515,815
Other assets                                           1,248,704            1,240,016
                                                    -------------         ------------
        Total assets                                 $54,993,465          $57,704,564
                                                    =============         ============

Liabilities and Shareholders' Equity
------------------------------------

Current liabilities:
     Accounts payable                                $ 2,767,118          $ 5,035,475
     Accrued payroll costs                             4,235,957            4,040,299
     Income taxes payable                              1,178,937            1,187,309
     Other accrued liabilities                         2,811,460            3,943,063
                                                     ------------         ------------
        Total current liabilities                     10,993,472           14,206,146

Income tax payable                                         ---                  ---
Long-term debt                                             5,018               39,516
Minority interest                                        494,052              409,040

Shareholders' equity:
     Preferred stock, par value $.01 per share
        authorized - 2,000,000 shares; no shares
        issued                                             ---                   ---
     Class A common stock, par value $.01 per
        share; authorized - 6,000,000 shares;
        issued - 2,423,859 and 2,414,009 shares           24,239               24,140
     Class B common stock, par value $.01 per
        share; authorized - 10,000,000 shares
        issued - 1,746,430 and 1,756,280 shares           17,464               17,563
     Capital in excess of par value                   17,436,204           17,436,204
     Retained earnings                                26,933,343           26,540,891
     Unearned compensation                              (262,717)            (343,513)
     Treasury stock - Class A Common, 80,308 and
        75,444 shares; Class B common, 26,259
        and 26,259 shares, at cost                      (647,610)            (625,423)
                                                     ------------         ------------
        Total shareholders' equity                    43,500,923           43,049,862
                                                     ------------         ------------

        Total liabilities and shareholders' equity   $54,993,465          $57,704,564
                                                     ============         ============

The accompanying notes are an integral part of these financial statements.


                        Ecology and Environment, Inc.
                       Consolidate Statement of Income
                                (Unaudited)

                                                      Three months ended
                                                  ---------------------------
                                                   October 27,   October 28,
                                                      2001          2000
                                                  ------------   ------------
Gross revenues                                    $19,995,656    $24,294,076
Less:  direct subcontract costs                     3,427,962      4,349,759
                                                  ------------   ------------

Net revenues                                       16,567,694     19,944,317

Operating costs and expenses:
     Cost of professional services and
             other direct operating expenses        8,321,323     11,237,501
     Administrative and indirect operating
             expenses                               5,160,959      5,285,492
     Marketing and related costs                    1,875,214      2,024,052
     Depreciation                                     329,138        364,861
                                                  ------------   ------------

Total operating costs & expenses                   15,686,634     18,911,906
                                                  ------------   ------------

Income from operations                                881,060      1,032,411
Interest expense                                       (1,885)       (21,605)
Interest income                                        82,454        122,664
Other income (expense)                               (129,325)         ---
Net foreign currency exchange loss                      ---           (2,930)
                                                  ------------   ------------

Income before income taxes and minority interest      832,304      1,130,540
Total income tax provision                            354,840        468,062
                                                  ------------   ------------

Net income before minority interest                   477,464        662,478
Minority interest                                     (85,012)       (71,765)
                                                  ============   ============

Net income                                        $   392,452    $   590,713
                                                  ============   ============

Net income per common share:  Basic and Diluted   $      0.10    $      0.14
                                                  ============   ============

Weighted average common shares outstanding:
     Basic                                          4,064,555      4,106,959
                                                  ============   ============

     Diluted                                        4,066,849      4,106,959
                                                  ============   ============

The accompanying notes are an integral part of these financial statements.

                          Ecology and Environment, Inc.
                       Consolidated Statement of Cash Flows
                                    (Unaudited)
                                                              Three months ended
                                                         ------------------------------
                                                         October 27,        October 28,
                                                             2001              2000
                                                         ------------      ------------
Cash flows from operating activities:
     Net income                                          $   392,452       $   590,713
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
     Depreciation                                            329,138           364,861
     Amortization                                             80,796            47,614
     Minority interest                                        85,012            71,765
     Provision for contract adjustments                      115,400           194,000
     (Increase) decrease in:
        - contracts receivable, net                        1,932,880         1,009,259
        - other current assets                              (200,191)           85,343
        - income taxes receivable                            (36,326)           33,916
        - other non-current assets                            (8,688)          (30,702)
     Increase (decrease) in:
        - accounts payable                                (2,268,357)       (1,227,715)
        - accrued payroll costs                              195,658           924,780
        - other accrued liabilities                       (1,131,603)         (539,432)
        - income taxes payable                                (8,372)          170,669
                                                          -----------       -----------

     Net cash provided by (used in) operating activities    (522,201)        1,695,071
                                                          -----------       -----------

Cash flows used in investing activities:
     Purchase of property, building and equipment, net      (321,848)          238,375
     Proceeds from sale of assets                              ---            (938,521)
     Payment for the purchase of bond                        (37,456)          (36,742)
                                                          -----------       -----------

     Net cash used in investing activities                  (359,304)         (736,888)
                                                          -----------       -----------

Cash flows used in financing activities:
     Repayment of long-term debt                             (34,498)          (12,644)
     Purchase of treasury stock                              (22,187)            ---
                                                          -----------       -----------

     Net cash used in financing activities                   (56,685)          (12,644)
                                                          -----------      ------------

Net increase (decrease) in cash and cash equivalents        (938,190)          945,539
Cash and cash equivalents at beginning of period           7,831,972         4,997,771
                                                          -----------       -----------

Cash and cash equivalents at end of period                $6,893,782        $5,943,310
                                                          ===========       ===========

The accompanying notes are an integral part of these financial statements.




                                                                Ecology and Environment, Inc.
                                                  Consolidated Statement of Changes in Shareholders' Equity

                                       Common Stock
                          ---------------------------------------
                               Class A             Class B         Capital in                                Treasury stock
                          ------------------  -------------------  Excess of    Retained      Unearned    ---------------------
                          Shares     Amount    Shares    Amount    Par Value    Earnings    Compensation   Shares      Amount
                          ------------------  ------------------- ------------ ------------ ------------  --------- ------------

Balance at July 31, 2000  2,392,709  $23,927  1,777,580  $17,772   $17,466,436 $25,906,540        ---     $155,669   $(1,079,079)


Net income                    ---    $ ---        ---    $ ---    $     ---    $ 1,895,291        ---     $  ---     $     ---
Cash dividends paid
  ($.32 per share)            ---      ---        ---      ---          ---     (1,312,759)       ---        ---           ---
Unrealized investment
  loss, net                   ---      ---        ---      ---          ---         71,779        ---        ---           ---
GAC Dividends                 ---      ---        ---      ---          ---        (19,960)       ---        ---           ---
Conversion of Class B
  common stock to Class A
  common stock               21,300      213    (21,300)    (209)       ---          ---          ---        ---           ---
Repurchase of Class A
  common stock                ---      ---        ---      ---          ---          ---          ---       28,366      (216,391)
Issuance of stock under
  stock award plan            ---      ---        ---      ---        (51,063)       ---       (570,333)   (82,332)      746,941
Amortization                  ---      ---        ---      ---          ---          ---        190,000      ---           ---
Forfeitures                   ---      ---        ---      ---         20,831        ---         36,820      ---         (76,894)
                          ---------  -------  ---------- -------- ------------ ------------ ------------  ---------  ------------

Balance at July 31, 2001  2,414,009  $24,140  1,756,280  $17,563  $17,436,204  $26,540,891  $  (343,513)   101,703   $  (625,423)
                          =========  =======  ========== ======== ============ ============ ============  =========  ============

Net income                    ---    $ ---        ---    $ ---    $     ---    $   392,452        ---     $  ---     $     ---
Conversion of Class B
  common stock to Class A
  common stock                9,850       99     (9,850)     (99)       ---          ---          ---        ---           ---
Repurchase of Class A
  common stock                ---      ---        ---      ---          ---          ---          ---        5,114       (24,000)
Stock options                 ---      ---        ---      ---          ---          ---          ---         (250)        1,813
Amortization                  ---      ---        ---      ---          ---          ---         80,796      ---           ---
                          ---------  -------  ---------- -------- ------------ ------------ ------------  ---------  ------------

Balance at Oct. 27, 2001  2,423,859  $24,239  1,746,430  $17,464  $17,436,204  $26,933,343  $  (262,717)   106,567   $  (647,610)
                          =========  =======  ========== ======== ============ ============ ============  =========  ============

The accompanying notes are an integral part of these financial statements.



                 ECOLOGY AND ENVIRONMENT, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of significant accounting principles

     a.  Consolidation
         -------------

     The consolidated financial statements include the accounts of the Company and its wholly-owned and majority owned subsidiaries. Also reflected in the financial statements are the 50% ownership in two Chinese operating joint ventures, Beijing Yi Yi Ecology and
     Engineering Co. Ltd. and The Tianjin Green Engineering Company.
     These joint ventures are accounted for under the equity method. All significant intercompany transactions and balances have been eliminated. Certain amounts in the prior years' consolidated financial statements and notes have been reclassified to conform with the current year presentation. The consolidated balance sheet at October 27, 2001 and the accompanying consolidated statements of income, cash flows, and of changes in shareholders' equity are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. The accompanying financial statements should be reviewed in conjunction with the Company's fiscal year ended July 31, 2001 audited financial statements.

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

     Revenues related to long-term government contracts are subject to audit by an agency of the United States government. Government audits have been completed through fiscal year 1993 and are currently in process for fiscal years 1994 through 1995. The majority of the balance in the allowance for contract adjustments accounts represents a reserve against possible adjustments for fiscal years 1992 through 2001.

     The Company adopted Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB101") in the fourth quarter of fiscal year 2001. The adoption of SAB101 did not have a material impact on the Company's operating results or financial position.

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

2.   Contract Receivables, Net
     -------------------------

     Contract receivables are comprised of:

                                          October 27,       July 31,
                                              2001            2001
                                          ------------    ------------

     United States government
        Billed                            $ 3,277,254     $ 5,011,673
        Unbilled                            1,466,098       1,187,218
                                          ------------    ------------
                                            4,743,352       6,198,891
                                          ------------    ------------
     Industrial customers and state
     and municipal governments
        Billed                             13,986,468      13,991,415
        Unbilled                            4,260,174       4,732,568
                                          ------------    ------------
                                           18,246,642      18,723,983
                                          ------------    ------------
     Less allowance for contract
     adjustments                           (2,351,807)     (2,236,407)
                                          ------------    ------------

                                          $20,638,187     $22,686,467
                                          ============    ============

     United States government receivables arise from long-term U.S. government prime contracts and subcontracts. Unbilled receivables result from revenues which have been earned, but are not billed as of period-end. The above unbilled balances are comprised of incurred costs plus fees not yet processed and billed; and differences between year-to-date provisional billings and year-to-date actual contract costs incurred and fees earned of approximately ($143,000) at October 27, 2001 and $325,000 at
     July 31, 2001. Unbilled contracts receivable are reduced by billings in excess of costs incurred of $2,384,000 at October 27, 2001 and $2,548,000 at July 31, 2001. Within the above billed balances are contractual retainages in the amount of approximately $700,000 at October 27, 2001 and $773,000 at July 31, 2001. Included in other accrued liabilities is an additional allowance for contract adjust-ments relating to potential cost disallowances on amounts billed and collected in current and prior years' projects of aproximately $2,254,000 at October 27, 2001 and $2,031,000 at July 31, 2001. An
     allowance for contract adjustments is recorded for contract disputes and government audits when the amounts are determinable.

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

4.   Segment Reporting
     -----------------

     Ecology and Environment, Inc. has three reportable segments: consulting services, analytical laboratory services, and aquaculture. The consulting services segment provides broad based environmental services encompassing audits and impact assessments, surveys, air and water quality management, environmental engineering, environmental infrastruc-ture planning, and industrial hygiene and occupational health studies to a world wide base of customers. The analytical laboratory provides analytical testing services to industrial and governmental clients for the analysis of waste, soil and sediment samples. The shrimp aquaculture facility, located in Costa Rica, produces shrimp grown in a controlled environment for markets worldwide. The fish farm located in Jordan was purchased in July 2001 and is not currently in production as improvements are made to the farm's infrastructure.

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

 Reportable segment data for the three months ended October 27, 2001 are as follows:

                                            Consulting  Analytical  Aquaculture   Elimination      Total
                                           -----------  ----------- ------------ -------------  ------------
     Net revenues from external customers  $15,238,858  $1,034,487  $   294,349  $             $16,567,694
     Intersegment net revenues                 742,739        ---          ---      (742,739)        ---
                                           -----------  ----------- ------------ ------------  ------------

     Total consolidated net revenues       $15,981,597  $1,034,487  $   294,349  $  (742,739)  $16,567,694
                                           ===========  =========== ============ ============  ============

     Depreciation expense                  $   216,990  $   66,342  $    45,806  $     ---     $   329,138
     Segment profit (loss)                   1,530,187    (185,700)    (512,183)       ---         832,304
     Segment assets                         40,806,465   6,082,000    8,105,000        ---      54,993,465
     Expenditures for long-lived assets        248,389      67,681      191,972        ---         508,042

     Geographic Information:

                                          Net              Long-lived
                                        Revenues (1)          Assets
                                       -------------       ------------

          United States                $14,471,694         $22,629,128

          Foreign countries              2,096,000           6,585,000

     (1) Net revenues are attributed to countries based on the location of the customers.

 Reportable segment data for the three months ended October 28, 2000 are as follows:

                                           Consulting   Analytical   Aquaculture  Elimination      Total
                                           -----------  -----------  -----------  ------------  -----------
     Net revenues from external customers  $18,757,149  $1,178,168   $    9,000   $     ---     $19,944,317
     Intersegment revenues                     564,455       ---          ---        (564,455)        ---
                                           -----------  ----------   -----------  ------------  -----------

     Total consolidated net revenues       $19,321,604  $1,178,168   $    9,000   $  (564,455)  $19,944,317
                                           ===========  ===========  ===========  ============  ===========

     Depreciation expense                  $   209,409  $   88,452   $   67,000   $     ---     $   364,861
     Segment profit (loss)                   1,353,826     (20,442)    (300,973)        ---       1,032,411
     Segment Assets                         41,379,012   7,348,000    4,747,603         ---      53,474,615
     Expenditures for long-lived assets        136,258      62,000      486,522         ---         684,780


     Geographic Information:

                                           Net          Long-lived
                                       Revenues (1)       Assets
                                       ------------    ------------

         United States                 $13,929,658     $35,226,170

         Foreign countries              $1,307,000      $4,741,000

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

     This acquisition has been accounted for under the purchase method with the results of its operations consolidated with the Company's results of operations from the acquisition date.

     In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting. Statement No. 142 discusses how intangible assets that are acquired should be accounted for in financial statements upon their acquisition and also how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Beginning on August 1, 2001 with the adoption of Statement No. 142, goodwill and certain purchased intangibles existing on July 31, 2001, is no longer being amortized. Rather the goodwill is subject to an annual assessment for impairment. The adoption of SFAS No. 142 did not have a material impact on the Company's financial statements, as presented below:

                                                  For the Quarter Ended
                                           -----------------------------------
                                           October 27, 2001   October 28, 2000
                                           ----------------   ----------------

        Reported net income                    $392,452          $590,713
        Add back:  goodwill amortization          ---              10,770
                                               --------          --------
        Adjusted net income                    $392,452          $601,483


        Basic and diluted earnings per share:

        Reported earnings per share              $.10              $.144
        Goodwill amortization                    ---                .002
                                               --------           --------
        Adjusted earning per share               $.10              $.146


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

     The Company estimates that if they elected to measure compensation cost for employee stock based compensation arrangements under SFAS No. 123 it would not have caused net income and earnings per share for the first quarters of fiscal years 2002 and 2001 to be materially different from their reported amounts.


PART 1 - ITEM 2
----------------------

Management's Discussion and Analysis of Financial Condition and Results of Operations Financial Condition

At October 27, 2001 the Company had a working capital balance of $24.8 million, a $.5 million increase from the balance at July 31, 2001. Cash and cash equivalents decreased $.9 million as a result of a $2.0 million decrease in contracts receivable, a $2.3 million decrease in accounts payable and a $1.1 million decrease in other accrued liabilities. These reductions are attributable to the completion of five contracts with the United States Environmental Protection Agency (USEPA).

The Company maintains an unsecured line of credit of $10.0 million with a bank at 1/2 percent below the prevailing prime rate. There are no borrowings outstanding under this line of credit at October 27, 2001 and none were required during the first quarter of fiscal year 2002. The Company has historically financed its activities through cash flows from operations. Internally generated funds have been adequate to support the demands for working capital, the purchase of new fixed assets and investment securities and the payment of dividends. There are no significant working capital requirements pending at October 27, 2001. The Company's existing cash along with that generated by future operations and the existing credit line is expected to be sufficient to meet the Company's needs for the foreseeable future.

Results of Operations
---------------------

Net Revenue
-----------

Net revenues for the first quarter of fiscal year 2002 were $16.6 million, down 16.9% from the $19.9 million reported in fiscal year 2001. The decrease in net revenues was attributable to the completion of five major contracts with the USEPA. These contracts were substantially complete by December 2000 with some phase down revenues extending into April 2001. As a result, net revenues from these five contracts decreased approximately $7.2 million as compared to the first quarter of fiscal year 2001. The completion of these contracts resulted in a $3.8 million decrease in the related cost of professional services and other direct operating expenses during the first quarter of fiscal year 2002. The Company was successful in re-acquiring two out of the five contracts it had previously held, while adding one additional new contract. These new regional Superfund Technical Assistance and Response Team (START) contracts contributed $2.5 million in net revenues in the first quarter of fiscal 2002, compared to $.6 million in fiscal year 2001. Offsetting this decrease in work from the USEPA was a 16% increase in other company net revenue, lead by a $1.2 million, or 60%, increase in revenues from state clients. Efforts have continued to aggressively market new work under United States Department of Defense task order contracts. The Company experienced a 9% increase in net revenues from various DOD clients. The consolidation of Walsh Environmental also had a positive effect on the company's net revenue. Walsh Environmental reported an increase of 400,000, or 27.5%, in net revenues from the first quarter of fiscal year 2001.

Net revenues for the first quarter of fiscal year 2001 were $19.9 million, up $3.1 million or 18% from the $16.8 million reported for the first quarter of fiscal year 2000. The increase in net revenues was attributable to increases in revenues from the Company's contracts with the DOD, international clients and private commercial clients in the telecommunications and energy sector. In particular, the Company experienced a 57% increase in net revenues from various international clients and a 46% increase from commercial clients.

Income Before Income Taxes and Minority Interest

The Company's income before income taxes and minority interest for the first quarter of fiscal year 2002 was $832,000, down 26% from the $1,131,000 reported in the first quarter of fiscal year 2001. The shrimp farm operation, based in Costa Rica, reported a net loss of $512,000 for the first quarter of fiscal year 2002, an increased loss of $211,000 from the prior year. In the past year, the shrimp industry has been plagued by an infestation of white spot syndrome virus, curtailing production. A limited harvest was taken during the first quarter, however this was offset by significantly increased production costs. Attempts are currently underway at the shrimp farm to reduce these production costs and increase both productivity and efficiency.
A number of capital improvement projects have been completed and management changes have been instituted that are expected to improve overall operations.

The Company has continued to reduce operating costs, increase staff utilization throughout the entire company and aggressively market higher margin work, specifically in the commercial and international markets.
Walsh Environmental has continued to have a positive impact on income, adding $268,000 to net income before taxes and minority interest. Due to a drop in sales, E & E do Brasil and the Analytical Services Center reported a decrease in net income before taxes and minority interest for the quarter of $143,000 and $165,000, respectively.

The Company's income before income taxes and minority interest for the first quarter of fiscal year 2001 was $1,131,000, up 110% from the $538,000 reported in the first quarter of fiscal year 2000. Company-wide cost reduction measures increased both margins and efficiencies throughout the Company. There was an increase in both commercial and international sector high margin work which lead to an increase in staff utilization and a decrease in the Company's
indirect expenses.   The ASC's losses decreased due to continued efforts to
reduce costs and improve efficiencies in the their sample tracking and reporting systems. The shrimp farm subsidiary, located in Costa Rica, experienced a loss of $200,000 in the first quarter.

PART II - OTHER INFORMATION
---------------------------



                               SIGNATURE
                               ---------


Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ECOLOGY AND ENVIRONMENT, INC.


Date:  December 11, 2001              By:    RONALD L. FRANK
                                            ----------------------------
                                             RONALD L. FRANK
                                             EXECUTIVE VICE PRESIDENT
                                             CHIEF FINANCIAL OFFICER
                                             (PRINCIPAL FINANCIAL
                                             ACCOUNTING OFFICER