Form 10-Q
period 2002-01-26
ECOLOGY & ENVIRONMENT INC
filed 2002-03-12
CIK 809933

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                   FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act in 1934



  For Quarter Ended January 26, 2002            Commission File #1-9065



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


  At March 2, 2002, 2,386,216 shares of Registrant's Class A Common Stock (par value $.01) and 1,693,109 shares of Class B Common Stock (par value $.01 were outstanding.


                        Ecology and Environment, Inc.
                         Consolidated Balance Sheet

                                                     January 26,           July 31,
                                                        2002                 2001
                                                     (Unaudited)
                                                     ------------        ------------
Assets
------
Current assets:
     Cash and cash equivalents                       $ 3,797,991          $ 7,831,972
     Investment securities available for sale          3,780,508            3,705,115
     Contract receivables, net                        25,642,138           22,686,467
     Deferred income taxes                             2,017,504            2,178,782
     Income taxes receivable                             937,273              540,952
     Other current assets                              1,732,110            1,514,960
                                                    ------------          -----------
        Total current assets                          37,907,524           38,458,248

Property, building and equipment, net                 17,898,322           17,490,485
Deferred income taxes                                    515,815              515,815
Other assets                                           1,614,413            1,700,475
                                                    -------------         ------------
        Total assets                                 $57,936,074          $58,165,023
                                                    =============         ============

Liabilities and Shareholders' Equity
------------------------------------

Current liabilities:
     Accounts payable                                $ 4,029,340          $ 5,035,475
     Accrued payroll costs                             2,907,659            4,040,299
     Income taxes payable                                550,227            1,187,309
     Other accrued liabilities                         5,903,438            3,943,063
                                                     ------------         ------------
        Total current liabilities                     13,390,664           14,206,146

Long-term debt                                             3,097               39,516
Minority interest                                      1,648,010              869,499

Shareholders' equity:
     Preferred stock, par value $.01 per share
        authorized - 2,000,000 shares; no shares
        issued                                             ---                   ---
     Class A common stock, par value $.01 per
        share; authorized - 6,000,000 shares;
        issued - 2,458,321 and 2,414,009 shares           24,582               24,140
     Class B common stock, par value $.01 per
        share; authorized - 10,000,000 shares
        issued - 1,719,368 and 1,756,280 shares           17,195               17,563
     Capital in excess of par value                   17,583,428           17,436,204
     Retained earnings                                26,431,700           26,540,891
     Unearned compensation                              (481,956)            (343,513)
     Treasury stock - Class A Common, 69,613 and
        75,444 shares; Class B common, 26,259
        and 26,259 shares, at cost                      (680,646)            (625,423)
                                                     ------------         ------------
        Total shareholders' equity                    42,894,303           43,049,862
                                                     ------------         ------------

        Total liabilities and shareholders' equity   $57,936,074          $58,165,023
                                                     ============         ============

The accompanying notes are an integral part of these financial statements.


                                   Ecology and Environment, Inc.
                                 Consolidate Statement of Income
                                           (Unaudited)

                                                     Three months ended              Six months ended
                                                  --------------------------     ---------------------------
                                                  January 26,    January 27,     January 26,    January 27,
                                                     2002           2001             2002           2001
                                                  ------------  -------------    ------------   ------------
Gross revenues                                    $22,143,038    $21,914,841      $42,138,694   $46,208,917
Less:  direct subcontract costs                     3,933,328      3,489,045        7,361,290     7,838,804
                                                  ------------   ------------    ------------   ------------

Net revenues                                       18,209,710     18,425,796       34,777,404    38,370,113

Operating costs and expenses:
     Cost of professional services and
             other direct operating expenses        9,956,462      9,883,854       18,277,785    21,121,355
     Administrative and indirect operating
             expenses                               5,448,357      5,712,792       10,609,316    10,998,284
     Marketing and related costs                    2,111,512      1,708,827        3,986,726     3,732,879
     Depreciation                                     382,281        277,604          711,419       642,465
                                                  ------------   ------------     ------------  ------------

Total operating costs & expenses                   17,898,612     17,583,077       33,585,246    36,494,983
                                                  ------------   ------------     ------------  ------------

Income from operations                                311,098        842,719        1,192,158     1,875,130
Interest expense                                       (3,437)       (62,411)          (5,322)      (84,016)
Interest income                                        90,446        168,586          172,900       291,250
Other income (expense)                                (19,151)         ---           (148,476)        ---
Net foreign currency exchange loss                      ---           (1,007)           ---          (3,937)
                                                  ------------   ------------     ------------  ------------

Income before income taxes and minority interest      378,956        947,887        1,211,260     2,078,427
Total income tax provision                            191,816        336,914          546,656       804,976
                                                  ------------   ------------     ------------  ------------

Net income before minority interest                   187,140        610,973          664,604     1,273,451
Minority interest                                     (25,841)      (155,241)        (110,853)     (227,006)
                                                  ============   ============     ============  ============

Net income                                        $   161,299    $   455,732      $   553,751   $ 1,046,445
                                                  ============   ============     ============  ============

Net income per common share:  Basic and Diluted   $      0.04    $      0.11      $      0.14   $      0.25
                                                  ============   ============     ============  ============

Weighted average common shares outstanding:
     Basic                                          4,071,600      4,106,271        4,064,794     4,106,615
                                                  ============   ============     ============  ============

     Diluted                                        4,073,812      4,106,271        4,067,006     4,106,615
                                                  ============   ============     ============  ============

The accompanying notes are an integral part of these financial statements.




                          Ecology and Environment, Inc.
                       Consolidated Statement of Cash Flows
                                    (Unaudited)
                                                               Six Months Ended
                                                         ------------------------------
                                                         January 26,        January 27,
                                                             2002              2001
                                                         ------------      ------------
Cash flows from operating activities:
     Net income                                          $   553,751       $ 1,046,445
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
     Depreciation                                            711,419           642,465
     Amortization                                            130,734            95,224
     Minority interest                                     1,238,970           687,465
     Provision for contract adjustments                      207,853           395,352
     (Increase) decrease in:
        - contracts receivable, net                       (3,163,524)        4,302,200
        - other current assets                              (217,150)          414,284
        - income taxes receivable                           (235,043)         (363,333)
        - other non-current assets                          (158,397)         (342,753)
     Increase (decrease) in:
        - accounts payable                                (1,006,135)         (897,763)
        - accrued payroll costs                           (1,132,640)         (260,708)
        - other accrued liabilities                        1,960,375          (762,117)
        - income taxes payable                              (637,082)          157,052
                                                          -----------       -----------

     Net cash provided by (used in) operating activities  (1,746,869)        5,113,813
                                                          -----------       -----------

Cash flows used in investing activities:
     Acquisitions                                           (216,000)            ---
     Purchase of property, building and equipment, net      (986,496)         (240,976)
     Proceeds from sale of assets                              ---            (898,258)
     Payment for the purchase of bond                        (75,393)          (73,117)
                                                          -----------       -----------

     Net cash used in investing activities                (1,264,649)       (1,212,351)
                                                          -----------       -----------

Cash flows used in financing activities:
     Dividends paid                                         (662,942)         (657,111)
     Repayment of long-term debt                             (36,419)           14,911
     Net proceeds from issuance of common stock               54,350             ---
     Purchase of treasury stock                             (364,212)            ---
                                                          -----------       -----------

     Net cash used in financing activities                (1,009,223)         (642,200)
                                                          -----------      ------------

Net increase (decrease) in cash and cash equivalents      (4,033,981)        3,259,262
Cash and cash equivalents at beginning of period           7,831,972         4,997,771
                                                          -----------       -----------

Cash and cash equivalents at end of period                $3,797,991        $8,257,033
                                                          ===========       ===========

The accompanying notes are an integral part of these financial statements.




                                                                Ecology and Environment, Inc.
                                                  Consolidated Statement of Changes in Shareholders' Equity

                                       Common Stock
                          ---------------------------------------
                               Class A             Class B         Capital in                                Treasury stock
                          ------------------  -------------------  Excess of    Retained      Unearned    ---------------------
                          Shares     Amount    Shares    Amount    Par Value    Earnings    Compensation   Shares      Amount
                          ------------------  ------------------- ------------ ------------ ------------  --------- ------------

Balance at July 31, 2000  2,392,709  $23,927  1,777,580  $17,772  $17,466,436  $25,906,540        ---     $155,669   $(1,079,079)

Net income                    ---    $ ---        ---    $ ---    $     ---    $ 1,895,291        ---     $  ---     $     ---
Cash dividends paid
  ($.32 per share)            ---      ---        ---      ---          ---     (1,312,759)       ---        ---           ---
Unrealized investment
  loss, net                   ---      ---        ---      ---          ---         71,779        ---        ---           ---
GAC Dividends                 ---      ---        ---      ---          ---        (19,960)       ---        ---           ---
Conversion of Class B
  common stock to Class A
  common stock               21,300      213    (21,300)    (209)       ---          ---          ---        ---           ---
Repurchase of Class A
  common stock                ---      ---        ---      ---          ---          ---          ---       28,366      (216,391)
Issuance of stock under
  stock award plan            ---      ---        ---      ---        (51,063)       ---       (570,333)   (82,332)      746,941
Amortization                  ---      ---        ---      ---          ---          ---        190,000      ---           ---
Forfeitures                   ---      ---        ---      ---         20,831        ---         36,820      ---         (76,894)
                          ---------  -------  ---------- -------- ------------ ------------ ------------  ---------  ------------

Balance at July 31, 2001  2,414,009  $24,140  1,756,280  $17,563  $17,436,204  $26,540,891  $  (343,513)   101,703   $  (625,423)
                          =========  =======  ========== ======== ============ ============ ============  =========  ============

Net income                    ---    $ ---        ---    $ ---    $     ---    $   553,751        ---     $  ---     $     ---
Cash dividends paid
  ($.32 per share)            ---      ---        ---      ---          ---       (662,942)       ---        ---           ---
Conversion of Class B
  common stock to Class A
  common stock               36,912      368    (36,912)    (368)       ---          ---          ---        ---           ---
Repurchase of Class A
  common stock                ---      ---        ---      ---          ---          ---          ---       44,411      (364,211)
Stock options                 7,400       74      ---      ---         54,276        ---          ---        ---           ---
Issuance of stock under
  award plan                  ---      ---        ---      ---         92,948        ---       (269,177)   (50,242)      308,988
Amortization                  ---      ---        ---      ---          ---          ---        130,734      ---           ---
                          ---------  -------  ---------- -------- ------------ ------------ ------------  ---------  ------------

Balance at Jan. 26, 2002  2,458,321  $24,582  1,719,368  $17,195  $17,583,428  $26,431,700  $  (481,956)    95,872   $  (680,646)
                          =========  =======  ========== ======== ============ ============ ============  =========  ============

The accompanying notes are an integral part of these financial statements.



                 ECOLOGY AND ENVIRONMENT, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of significant accounting principles

     a.  Consolidation
         -------------

     The consolidated financial statements include the accounts of the Company and its wholly-owned and majority owned subsidiaries. Also reflected in the financial statements are the 50% ownership in two Chinese operating joint ventures, Beijing Yi Yi Ecology and
     Engineering Co. Ltd. and The Tianjin Green Engineering Company.
     These joint ventures are accounted for under the equity method. All significant intercompany transactions and balances have been eliminated. Certain amounts in the prior years' consolidated financial statements and notes have been reclassified to conform with the current year presentation. The consolidated balance sheet at January 26, 2002 and the accompanying consolidated statements of income, cash flows, and of changes in shareholders' equity are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. The accompanying financial statements should be reviewed in conjunction with the Company's fiscal year ended July 31, 2001 audited financial statements.

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

     e.  Reclassification
         ----------------

     Certain prior year balances have been reclassified to conform to the current quarter presentation.

2.   Contract Receivables, Net
     -------------------------

     Contract receivables are comprised of:

                                          January 26,       July 31,
                                              2002            2001
                                          ------------    ------------

     United States government
        Billed                            $ 4,767,393     $ 5,011,673
        Unbilled                            1,229,739       1,187,218
                                          ------------    ------------
                                            5,997,132       6,198,891
                                          ------------    ------------
     Industrial customers and state
     and municipal governments
        Billed                             18,852,056      13,991,415
        Unbilled                            3,327,204       4,732,568
                                          ------------    ------------
                                           22,179,260      18,723,983
                                          ------------    ------------
     Less allowance for contract
     adjustments                           (2,534,254)     (2,236,407)
                                          ------------    ------------

                                          $25,642,138     $22,686,467
                                          ============    ============

     United States government receivables arise from long-term U.S. government prime contracts and subcontracts. Unbilled receivables result from revenues which have been earned, but are not billed as of period-end. The above unbilled balances are comprised of incurred costs plus fees not yet processed and billed; and differences between year-to-date provisional billings and year-to-date actual contract costs incurred and fees earned of approximately ($36,566) at January 26, 2002 and $325,000 at
     July 31, 2001. Unbilled contracts receivable are reduced by billings in excess of costs incurred of $3,285,708 at January 26, 2002 and $2,548,000 at July 31, 2001. Within the above billed balances are contractual retainages in the amount of approximately $746,000 at January 26, 2002 and $773,000 at July 31, 2001. Included in other accrued liabilities is an additional allowance for contract adjust-ments relating to potential cost disallowances on amounts billed and collected in current and prior years' projects of aproximately $2,254,000 at January 26, 2002 and $2,031,000 at July 31, 2001. An
     allowance for contract adjustments is recorded for contract disputes and government audits when the amounts are determinable.

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

 Reportable segment data for the six months ended January 26, 2002 are as follows:

                                            Consulting  Analytical  Aquaculture   Elimination      Total
                                           -----------  ----------- ------------ -------------  ------------
     Net revenues from external customers  $32,233,706  $2,052,255  $   491,443  $     ---     $34,777,404
     Intersegment net revenues               1,184,518        ---          ---    (1,184,518)        ---
                                           -----------  ----------- ------------ ------------  ------------

     Total consolidated net revenues       $33,418,224  $2,052,255  $   491,443  $(1,184,518)  $34,777,404
                                           ===========  =========== ============ ============  ============

     Depreciation expense                  $   409,787  $  208,122  $    93,510  $     ---     $   711,419
     Segment profit (loss)                   2,644,691    (392,933)  (1,040,498)       ---       1,211,260
     Segment assets                         42,832,074   6,542,000    8,562,000        ---      57,936,074
     Expenditures for long-lived assets            119     475,653      826,901        ---       1,302,673

     Geographic Information:

                                          Net              Long-lived
                                        Revenues (1)          Assets
                                       -------------       ------------

          United States                $27,520,404         $23,268,759
          Foreign countries              7,257,000           6,740,000

     (1) Net revenues are attributed to countries based on the location of the customers.

 Reportable segment data for the six months ended January 27, 2001 are as follows:

                                           Consulting   Analytical   Aquaculture  Elimination      Total
                                           -----------  -----------  -----------  ------------  -----------
     Net revenues from external customers  $36,393,632  $1,965,481   $   11,000   $     ---     $38,370,113
     Intersegment revenues                     924,253       ---          ---        (924,253)        ---
                                           -----------  ----------   -----------  ------------  -----------

     Total consolidated net revenues       $37,317,885  $1,965,481   $   11,000   $  (924,253)  $38,370,113
                                           ===========  ===========  ===========  ============  ===========

     Depreciation expense                  $   426,883  $  176,574   $   39,008   $     ---     $   642,465
     Segment profit (loss)                   2,900,363    (298,071)    (523,865)        ---       2,078,427
     Segment Assets                         40,477,412   6,948,000    4,986,391         ---      52,411,803
     Expenditures for long-lived assets        394,240      67,000      724,000         ---       1,185,240


     Geographic Information:

                                           Net          Long-lived
                                       Revenues (1)       Assets
                                       ------------    ------------

         United States                 $34,207,113     $35,478,630
         Foreign countries              $4,163,000      $4,989,000

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

                                                  For the quarter ended
                                           -----------------------------------
                                           January 26, 2002   January 27, 2001
                                           ----------------   ----------------

        Reported net income                    $161,299          $455,732
        Add back:  goodwill amortization          ---              10,770
                                               --------          --------
        Adjusted net income                    $161,299          $466,502


        Basic and diluted earnings per share:

        Reported earnings per share              $.04              $.111
        Goodwill amortization                    ---                .003
                                               --------           --------
        Adjusted earning per share               $.04              $.114


                                                  For six months ended
                                           -----------------------------------
                                           January 26, 2002   January 27, 2001
                                           ----------------   ----------------

        Reported net income                    $553,751           $1,046,445
        Add back:  goodwill amortization          ---                 21,540
                                               --------           ----------
        Adjusted net income                    $553,751           $1,067,985


        Basic and diluted earnings per share:

        Reported earnings per share              $.14              $.255
        Goodwill amortization                    ---                .005
                                               --------           --------
        Adjusted earning per share               $.14              $.260


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

     In the first quarter of fiscal year 2001, the Company issued 92,339 shares at an average fair value of $6.19 per share. The Company issued 50,242 shares at an average fair value of $6.15 per share during the second quarter of fiscal year 2002.

     The Company estimates that if they elected to measure compensation cost for employee stock based compensation arrangements under SFAS
     No. 123 it would not have caused net income and earnings per share for the second quarters of fiscal years 2002 and 2001 to be materially different from their reported amounts.


PART 1 - ITEM 2
----------------------

Management's Discussion and Analysis of Financial Condition and Results of Operations


Financial Condition
-------------------

At January 26, 2002 the Company had a working capital balance of $24.9 million, a $.6 million increase from the balance at July 31, 2001. Cash and cash equivalents decreased $4.0 million as a result of a $3.0 million increase in contracts receivable, a $1.0 million decrease in accounts payable, and a $2.0 million increase in other accrued liabilities. The increase in accounts receivable was mainly attributable to a new $24.4 million contract with the Meteorology and Environmental Protection Administration (MEPA), which the Company signed on October 30, 2001 through its' majority owned subsidiary in Saudi Arabia. This contract covers a thirty-month period.

The Company maintains an unsecured line of credit of $10.0 million with a bank at 1/2 percent below the prevailing prime rate. A second line of credit has been established at another bank for up to $10.0 million, exclusively for letters of credit. There are no borrowings outstanding under these lines of credit at January 26, 2002 and none were required during the second quarter of fiscal year 2002. However, the Company has outstanding letters of credit (LOC's) at January 26, 2002 in the amount of $19.5 million. These LOC's were obtained to secure bid bonds, advance payments, and performance guarantees for contracts in the Middle East. Bid bonds included therein, amounting to $5.8 million, expired in early February 2002. The Company has historically financed its activities through cash flows from operations. Internally generated funds have been adequate to support the demands for working capital, the purchase of new fixed assets and investment securities and the payment of dividends. There are no significant working capital requirements pending at January 27, 2002. The Company's is currently exploring options to expand its credit facilities to meet the Company's needs for the foreseeable future.

Results of Operations
---------------------

Net Revenue
-----------

Net revenues for the second quarter of fiscal year 2002 were $18.2 million, nearly equal to the $18.4 million reported in fiscal year 2001. Net revenues from U.S. Environmental Protection Agency (USEPA) contracts decreased by $4.0 million due to the completion of five major contracts with the U.S. Environmental Protection Agency (USEPA). Offsetting this decrease was an increase in other company net revenue including a $2.3 million increase in revenues from the Company's new Saudi Arabia contract signed at the end of the first quarter and a $1.0 million increase in revenues from state clients.

Walsh Environmental, a majority owned subsidiary, was affected by a decrease in work during the second quarter of 2002 and reported net revenues of $1.2 million, down from the $1.8 million reported in the first quarter of 2002. Net revenues for the second quarter of fiscal year 2001 were $1.4 million.

Net revenues for the second quarter of fiscal year 2001 were $18.4 million, up $2.0 million or 12% from the $16.4 million reported for the second quarter of fiscal year 2000. The increase in net revenue was attributable to an 89% increase in net revenues from various international clients, a 34% increase from DOD clients and a 28% increase from commercial clients. The Company has continued to aggressively market new work under DOD task order contracts and
private clients.   Walsh Environmental contributed $1.4 million in net
revenues during the second quarter of fiscal year 2001.

Income Before Income Taxes and Minority Interest
------------------------------------------------

The Company's income before income taxes and minority interest for the second quarter of fiscal year 2002 was $379,000, down 60% from the $948,000 reported in the second quarter of fiscal year 2001. The shrimp farm operation, based in Costa Rica, reported a net loss of $528,000 for the second quarter of fiscal year 2002, an increased loss of $305,000 from the prior year. Over the past year, the shrimp farm has implemented significant changes to counter an infestation of white spot syndrome virus. Consequently, the ponds were stocked at minimal levels during this period. Limited harvests have recently been successful and the ponds are aggressively being stocked for routine monthly harvests in the third quarter.

Operating income derived from consulting work in the parent company, Ecology and Environment, Inc., increased 14 percent during the quarter while Walsh Environmental and E&E do Brasil, both majority owned subsidiaries, were affected by decreased levels of work. Over the quarter, net income before taxes and minority interest decreased $222,000 and $150,000, respectively, in those subsidiaries compared to the prior year.

During the quarter, the Company incurred additional costs of approximately $300,000 for bidding and negotiation of the $75 million Kuwait project
($50 million net) awarded in January 2002. This is a one-time cost that will be recouped as the contract begins in the third quarter.

The Company's income before income taxes and minority interest for the second quarter of fiscal year 2001 was $948,000, up 279% from the $250,000 reported in the second quarter of fiscal year 2000. Company-wide cost reduction measures increased both margins and efficiencies throughout the Company.
There was an increase in both commercial and international sector high margin work which lead to an increase in staff utilization and a decrease in the
Company's indirect expenses.   The ASC's losses decreased from $449,000 for
the first six months of fiscal year 2000 to a loss of $298,000 for fiscal year 2001. Although ASC revenues were flat, this improvement was possible due to continued efforts to reduce costs and improve efficiencies in the their sample tracking and reporting systems. The shrimp farm subsidiary, located in Costa Rica, experienced a net loss of $341,000 in the first six months of fiscal year 2001.


PART II - OTHER INFORMATION
---------------------------

Item 1, Legal Proceedings.
-------------------------

          The Registrant has previously reported information for Item 1 that is required to be presented in item 3 of its Annual Report on Form 10-K for its fiscal year ended July 31, 2001 which is incorporated herein by reference.

Item 2, Changes in Securities.
-----------------------------

          (a)  Not Applicable.

          (b)  Not Applicable.

Item 3, Defaults Upon Senior Securities.
---------------------------------------

          The Registrant has no information for Item 3 that is required to be presented.

Item 4, Submission of Matters to a Vote of Security Holders.
-----------------------------------------------------------

          (a) The Annual Meeting of Shareholders of the Registrant was held on January 17, 2002.

          (b) At such meeting, the following persons were elected as directors by the holders of Class A Common Stock: Brent D. Baird and Ross M. Cellino; and the following directors by the holders of Class B Common Stock:
Gerhard J. Neumaier, Ronald L. Frank, Frank B. Silvestro, Gerald A. Strobel, Gerard A. Gallagher, Jr. and Harvey J. Gross.

          (c) A proposal appointing the accounting firm of Pricewaterhouse-Coopers LLP as the Registrant's independent public accountant for its fiscal year ending July 31, 2002 was approved by the Registrant's shareholders in the following manner: (i) the holders of Class A Common Stock voted as follows: 213,717 votes were cast in favor, 457 votes were cast against this proposal and 279 votes abstained (representing 2,137,165 shares, 4,568 shares and 2,788 shares voted respectively, each share of Class A Common Stock being entitled to 1/10 of 1 vote per share for this proposal); and (ii) the holders of Class B Common Stock voted as follows: 1,572,213 votes were cast in favor, -0- votes cast against this proposal and -0- votes abstained (each share of Class B Common Stock being entitled to one vote per share for this proposal).

          (d)  Not Applicable.

Item 5, Other Information.
-------------------------

          The Registrant has no information for Item 5 required to be presented.

Item 6, Exhibits and Reports on Form 8-K.
----------------------------------------

          (a)  Not Applicable.

          (b)  Not Applicable.


                               SIGNATURE
                               ---------


Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ECOLOGY AND ENVIRONMENT, INC.


Date:  March 12, 2002                 By:    RONALD L. FRANK
                                            ----------------------------
                                             RONALD L. FRANK
                                             EXECUTIVE VICE PRESIDENT -
                                             CHIEF FINANCIAL OFFICER
                                             (PRINCIPAL FINANCIAL
                                              ACCOUNTING OFFICER)