Form 10-Q
period 2002-04-27
ECOLOGY & ENVIRONMENT INC
filed 2002-06-11
CIK 809933

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                   FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act in 1934



  For Quarter Ended April 27, 2002            Commission File #1-9065



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


  At May 31, 2002, 2,389,035 shares of Registrant's Class A Common Stock (par value $.01) and 1,689,109 shares of Class B Common Stock (par value $.01) were outstanding.


                          PART I - FINANCIAL INFORMATION
                          -----------------------------

ITEM 1.  Financial Statements



                        Ecology and Environment, Inc.
                         Consolidated Balance Sheet

                                                      April 27,            July 31,
                                                        2002                 2001
                                                     (Unaudited)
                                                     ------------        ------------
Assets
------
Current assets:
     Cash and cash equivalents                       $ 9,841,241          $ 7,831,972
     Investment securities available for sale          3,818,680            3,705,115
     Contract receivables, net                        24,214,995           22,686,467
     Deferred income taxes                             2,112,079            2,178,782
     Income taxes receivable                           1,014,179              540,952
     Other current assets                              2,044,989            1,514,960
                                                     ------------         ------------
        Total current assets                          43,046,163           38,458,248

Property, building and equipment, net                 17,927,059           17,490,485
Deferred income taxes                                    515,815              515,815
Other assets                                           1,619,669            1,700,475
                                                     ------------         ------------
        Total assets                                 $63,108,706          $58,165,023
                                                     ============         ============

Liabilities and Shareholders' Equity
------------------------------------

Current liabilities:
     Accounts payable                                $ 3,751,261          $ 5,035,475
     Accrued payroll costs                             3,778,995            4,040,299
     Income taxes payable                              1,052,596            1,187,309
     Cash advances payable                             7,309,000                ---
     Other accrued liabilities                         2,316,971            3,943,063
                                                     ------------         ------------
        Total current liabilities                     18,208,823           14,206,146

Long-term debt                                             1,133               39,516
Minority interest                                      1,601,963              869,499

Shareholders' equity:
     Preferred stock, par value $.01 per share
        authorized - 2,000,000 shares; no shares
        issued                                             ---                   ---
     Class A common stock, par value $.01 per
        share; authorized - 6,000,000 shares;
        issued - 2,460,521 and 2,414,009 shares           24,604               24,140
     Class B common stock, par value $.01 per
        share; authorized - 10,000,000 shares
        issued - 1,719,368 and 1,756,280 shares           17,195               17,563
     Capital in excess of par value                   17,599,356           17,436,204
     Retained earnings                                26,831,546           26,540,891
     Unearned compensation                              (443,475)            (343,513)
     Treasury stock - Class A Common, 79,754 and
        75,444 shares; Class B common, 26,259
        and 26,259 shares, at cost                      (732,439)            (625,423)
                                                     ------------         ------------
        Total shareholders' equity                    43,296,787           43,049,862
                                                     ------------         ------------

        Total liabilities and shareholders' equity   $63,108,706          $58,165,023
                                                     ============         ============

The accompanying notes are an integral part of these financial statements.


                                   Ecology and Environment, Inc.
                                 Consolidate Statement of Income
                                           (Unaudited)

                                                     Three months ended             Nine months ended
                                                  --------------------------     ---------------------------
                                                   April 27,      April 28,       April 27,      April 28,
                                                     2002           2001             2002           2001
                                                  ------------  -------------    ------------   ------------
Gross revenues                                    $21,852,146    $19,884,185      $63,990,840   $66,093,102
Less:  direct subcontract costs                     3,557,228      2,876,606       10,918,518    10,715,410
                                                  ------------   ------------    ------------   ------------

Net revenues                                       18,294,918     17,007,579       53,072,322    55,377,692

Operating costs and expenses:
     Cost of professional services and
             other direct operating expenses        9,814,567      8,322,903       28,092,352    29,444,258
     Administrative and indirect operating
             expenses                               5,274,194      5,898,934       15,883,510    16,897,218
     Marketing and related costs                    2,149,379      1,848,314        6,136,105     5,581,193
     Depreciation                                     318,661        283,288        1,030,080       925,753
                                                  ------------   ------------     ------------  ------------

Total operating costs & expenses                   17,556,801     16,353,439       51,142,047    52,848,422
                                                  ------------   ------------     ------------  ------------

Income from operations                                738,117        654,140        1,930,275     2,529,270
Interest expense                                      (20,893)       (24,378)         (26,215)     (108,394)
Interest income                                        70,545         97,576          243,445       388,826
Other income (expense)                                 (7,551)         ---           (156,027)        ---
Net foreign currency exchange loss                      ---           (5,007)           ---          (8,944)
                                                  ------------   ------------     ------------  ------------

Income before income taxes and minority interest      780,218        722,331        1,991,478     2,800,758
Total income tax provision                            284,856        361,895          831,512     1,166,872
                                                  ------------   ------------     ------------  ------------

Net income before minority interest                   495,362        360,436        1,159,966     1,633,886
Minority interest                                     (95,516)      (115,720)        (206,369)     (342,726)
                                                  ============   ============     ============  ============

Net income                                        $   399,846    $   244,716      $   953,597   $ 1,291,160
                                                  ============   ============     ============  ============

Net income per common share:  Basic and Diluted   $      0.10    $      0.06      $      0.23   $      0.31
                                                  ============   ============     ============  ============

Weighted average common shares outstanding:
     Basic                                          4,076,849      4,103,673        4,068,712     4,105,634
                                                  ============   ============     ============  ============

     Diluted                                        4,079,383      4,103,673        4,071,246     4,105,634
                                                  ============   ============     ============  ============

The accompanying notes are an integral part of these financial statements.




                          Ecology and Environment, Inc.
                       Consolidated Statement of Cash Flows
                                    (Unaudited)
                                                               Nine Months Ended
                                                         ------------------------------
                                                           April 27,         April 27,
                                                             2002              2001
                                                         ------------      ------------
Cash flows from operating activities:
     Net income                                          $   953,597       $ 1,291,160
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
     Depreciation                                          1,030,080           925,753
     Amortization                                            196,101           105,834
     Gain on disposition of property and equipment             1,250             4,600
     Minority interest                                     1,192,923           342,726
     Provision for contract adjustments                      381,530           381,530
     (Increase) decrease in:
        - contracts receivable, net                       (1,910,058)        2,276,117
        - other current assets                              (530,029)          208,716
        - income taxes receivable                           (406,524)         (341,688)
        - other non-current assets                          (163,653)          (51,884)
     Increase (decrease) in:
        - accounts payable                                (1,284,214)       (1,060,884)
        - accrued payroll costs                             (261,304)          (85,424)
        - cash advances payable                            7,309,000             ---
        - other accrued liabilities                       (1,626,092)         (992,172)
        - income taxes payable                              (134,713)          378,402
                                                          -----------       -----------

     Net cash provided by operating activities             4,747,894         3,382,786
                                                          -----------       -----------

Cash flows used in investing activities:
     Acquisitions                                           (216,000)            ---
     Purchase of property, building and equipment, net    (1,362,031)       (1,694,644)
     Payment for the purchase of bond                       (113,565)         (112,165)
                                                          -----------       -----------

     Net cash used in investing activities                (1,691,596)       (1,806,809)
                                                          -----------       -----------

Cash flows used in financing activities:
     Dividends paid                                         (662,942)         (657,111)
     Repayment of long-term debt                             (38,383)           (7,907)
     Net proceeds from issuance of common stock               70,300             ---
     Purchase of treasury stock                             (416,004)            ---
                                                          -----------       -----------

     Net cash used in financing activities                (1,047,029)         (665,018)
                                                          -----------      ------------

Net increase in cash and cash equivalents                  2,009,269           910,959
Cash and cash equivalents at beginning of period           7,831,972         4,997,771
                                                          -----------       -----------

Cash and cash equivalents at end of period                $9,841,241        $5,908,730
                                                          ===========       ===========

The accompanying notes are an integral part of these financial statements.




                                                                Ecology and Environment, Inc.
                                                  Consolidated Statement of Changes in Shareholders' Equity

                                       Common Stock
                          ---------------------------------------
                               Class A             Class B         Capital in                                 Treasury stock
                          ------------------  -------------------  Excess of    Retained      Unearned    -----------------------
                          Shares     Amount    Shares    Amount    Par Value    Earnings    Compensation   Shares      Amount
                          ------------------  ------------------- ------------ ------------ ------------  --------- -------------


Balance at July 31, 1999  2,375,302  $23,753  1,794,987  $17,946  $17,591,436  $26,412,508        ---      203,319   $(1,504,079)
                          =========  =======  =========  =======  ===========  ===========  ============  =========  ============

Net income                    ---    $ ---        ---    $ ---    $     ---    $   779,016        ---        ---     $     ---
Cash dividends paid
  ($.32 per share)            ---      ---        ---      ---          ---     (1,276,958)       ---        ---           ---
Unrealized investment
  loss, net                   ---      ---        ---      ---          ---         (8,026)       ---        ---           ---
Conversion of Class B
  common stock to Class A
  common stock               17,407      174    (17,407)    (174)       ---          ---          ---        ---           ---
Repurchase of Class A
  common stock                ---      ---        ---      ---          ---          ---          ---        2,350         ---
Purchase of Walsh
  Environmental               ---      ---        ---      ---       (125,000)       ---          ---      (50,000)      425,000
                          ---------  -------  ---------- -------- ------------ ------------ ------------  ---------  ------------

Balance at July 31, 2000  2,392,709  $23,927  1,777,580  $17,772  $17,466,436  $25,906,540        ---      155,669   $(1,079,079)
                          =========  =======  =========  =======  ===========  ===========  ============  =========  ============
Net income                    ---    $ ---        ---    $ ---    $     ---    $ 1,895,291        ---        ---     $     ---
Cash dividends paid
  ($.32 per share)            ---      ---        ---      ---          ---     (1,312,759)       ---        ---           ---
Unrealized investment
  loss, net                   ---      ---        ---      ---          ---         71,779        ---        ---           ---
GAC Dividends                 ---      ---        ---      ---          ---        (19,960)       ---        ---           ---
Conversion of Class B
  common stock to Class A
  common stock               21,300      213    (21,300)    (209)       ---          ---          ---        ---           ---
Repurchase of Class A
  common stock                ---      ---        ---      ---          ---          ---          ---       28,366      (216,391)
Issuance of stock under
  stock award plan            ---      ---        ---      ---        (51,063)       ---       (570,333)   (82,332)      746,941
Amortization                  ---      ---        ---      ---          ---          ---        190,000      ---           ---
Forfeitures                   ---      ---        ---      ---         20,831        ---         36,820      ---         (76,894)
                          ---------  -------  ---------- -------- ------------ ------------ ------------  ---------  ------------

Balance at July 31, 2001  2,414,009  $24,140  1,756,280  $17,563  $17,436,204  $26,540,891  $  (343,513)   101,703   $  (625,423)
                          =========  =======  ========== ======== ============ ============ ============  =========  ============

Net income                    ---    $ ---        ---    $ ---    $     ---    $   953,597        ---        ---     $     ---
Cash dividends paid
  ($.16 per share)            ---      ---        ---      ---          ---       (662,942)       ---        ---           ---
Conversion of Class B
  common stock to Class A
  common stock               36,912      368    (36,912)    (368)       ---          ---          ---        ---           ---
Repurchase of Class A
  common stock                ---      ---        ---      ---          ---          ---          ---       50,284      (416,004)
Stock options                 9,600       96      ---      ---         70,204        ---          ---        ---           ---
Issuance of stock under
  award plan                  ---      ---        ---      ---         92,948        ---       (296,063)   (50,242)      308,988
Amortization                  ---      ---        ---      ---          ---          ---        196,101      ---           ---
Forfeitures                   ---      ---        ---      ---          ---          ---          ---        ---           ---
                          ---------  -------  ---------- -------- ------------ ------------ ------------  ---------  ------------

Balance at April 27, 2002 2,460,521  $24,604  1,719,368  $17,195  $17,599,356  $26,831,546  $  (443,475)   101,745   $  (732,439)
                          =========  =======  ========== ======== ============ ============ ============  =========  ============

The accompanying notes are an integral part of these financial statements.



                 ECOLOGY AND ENVIRONMENT, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of significant accounting principles

     a.  Consolidation
         -------------

     The consolidated financial statements include the accounts of the Company and its wholly-owned and majority owned subsidiaries. Also reflected in the financial statements are the 50% ownership in two Chinese operating joint ventures, Beijing Yi Yi Ecology and
     Engineering Co. Ltd. and The Tianjin Green Engineering Company.
     These joint ventures are accounted for under the equity method. All significant intercompany transactions and balances have been eliminated. Certain amounts in the prior years' consolidated financial statements have been reclassified to conform with the current year presentation. The consolidated balance sheet at April 27, 2002 and the accompanying consolidated statements of income, cash flows, and of changes in shareholders' equity are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. The accompanying financial statements should be reviewed in conjunction with the Company's fiscal year ended July 31, 2001 audited financial statements.

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

     c.  Revenue Recognition
         -------------------

     Certain amounts of the Company's revenues are derived from cost-plus-fixed fee contracts using the percentage of completion method based on costs incurred plus the fee earned. The fees under certain government contracts are determined in accordance with performance. Such awards are recognized at the time the amounts can be reasonably determined. Fixed price contracts are also accounted for on the percentage of completion method. Provisions for estimated contract adjustments relating to cost based contracts have been deducted from gross revenues in the accompanying consolidated statement of income. These provisions are estimated and accrued annually based on goverment sales volume. Such adjustments typically arise as a result of interpretations of cost allowability under cost based contracts.

     Revenues related to long-term government contracts are subject to audit by an agency of the United States government. Government audits have been completed through fiscal year 1993 and are currently in process for fiscal years 1994 through 2000. The majority of the balance in the allowance for contract adjustments accounts represents a reserve against possible adjustments for fiscal years 1992 through 2001.

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

2.   Contract Receivables, Net
     -------------------------

     Contract receivables are comprised of:

                                            April 27,       July 31,
                                              2002            2001
                                          ------------    ------------

     United States government
        Billed                            $ 2,981,679     $ 5,011,673
        Unbilled                            1,288,144       1,187,218
                                          ------------    ------------
                                            4,269,823       6,198,891
                                          ------------    ------------
     Industrial customers and state
     and municipal governments
        Billed                             17,460,572      13,991,415
        Unbilled                            5,013,052       4,732,568
                                          ------------    ------------
                                           22,473,624      18,723,983
                                          ------------    ------------
     Less allowance for contract
     adjustments                           (2,528,452)     (2,236,407)
                                          ------------    ------------

                                          $24,214,995     $22,686,467
                                          ============    ============

     United States government receivables arise from long-term U.S. government prime contracts and subcontracts. Unbilled receivables result from revenues which have been earned, but are not billed as of period-end. The above unbilled balances are comprised of incurred costs plus fees not yet processed and billed; and differences between year-to-date provisional billings and year-to-date actual contract costs incurred and fees earned of approximately $10,679 at April 27, 2002 and $325,000 at
     July 31, 2001. Unbilled contracts receivable are reduced by billings in excess of costs incurred of $3,401,000 at April 27, 2002 and $2,548,000 at July 31, 2001. Within the above billed balances are contractual retainages in the amount of approximately $666,888 at April 27, 2002 and $773,000 at July 31, 2001. Included in other accrued liabilities is an additional allowance for contract adjust-ments relating to potential cost disallowances on amounts billed and collected in current and prior years' projects of aproximately $2,254,000 at April 27, 2002 and $2,031,000 at July 31, 2001. An
     allowance for contract adjustments is recorded for contract disputes and government audits when the amounts are determinable.

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

4.   Segment Reporting
     -----------------

     Ecology and Environment, Inc. has three reportable segments: consulting services, analytical laboratory services, and aquaculture. The consulting services segment provides broad based environmental services encompassing audits and impact assessments, surveys, air and water quality management, environmental engineering, environmental infrastruc-ture planning, and industrial hygiene and occupational health studies to a world wide base of customers. The analytical laboratory provides analytical testing services to industrial and governmental clients for the analysis of waste, soil and sediment samples. The shrimp aquaculture facility, located in Costa Rica, produces shrimp grown in a controlled environment for markets worldwide. The fish farm located in Jordan was purchased in July 2001 and ponds are currently being stocked and awaiting the first harvests.

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

Reportable segment data for the nine months ended April 27, 2002 are as follows:

                                            Consulting  Analytical  Aquaculture   Elimination      Total
                                           -----------  ----------- ------------ -------------  ------------
     Net revenues from external customers  $49,038,965  $3,141,819  $   891,538  $     ---     $53,072,322
     Intersegment net revenues               1,901,975        ---          ---    (1,901,975)        ---
                                           -----------  ----------- ------------ ------------  ------------

     Total consolidated net revenues       $50,940,940  $3,141,819  $   891,538  $(1,901,975)  $53,072,322
                                           ===========  =========== ============ ============  ============

     Depreciation expense                  $   579,179  $  312,939  $   137,962  $     ---     $ 1,030,080
     Segment profit (loss)                   4,208,911    (694,981)  (1,522,452)       ---       1,991,478
     Segment assets                         47,798,706   6,865,000    8,445,000        ---      63,108,706
     Expenditures for long-lived assets        650,795     483,286      533,118        ---       1,667,199

     Geographic Information:

                                          Net              Long-lived
                                        Revenues (1)          Assets
                                       -------------       ------------

          United States                $41,414,322         $23,391,285
          Foreign countries             11,658,000           6,982,000

     (1) Net revenues are attributed to countries based on the location of the customers.

 Reportable segment data for the nine months ended April 28, 2001 are as follows:

                                           Consulting   Analytical   Aquaculture  Elimination      Total
                                           -----------  -----------  -----------  ------------  -----------
     Net revenues from external customers  $52,528,453  $2,832,760   $   16,479   $    ---      $55,377,692
     Intersegment revenues                   1,507,068       ---          ---      (1,507,068)        ---
                                           -----------  -----------  -----------  ------------  -----------

     Total consolidated net revenues       $54,035,521  $2,832,760    $  16,479   $(1,507,068)  $55,377,692
                                           ===========  ===========  ===========  ============  ===========

     Depreciation expense                  $   616,431  $  267,803   $   41,519   $     ---     $   925,753
     Segment profit (loss)                   4,221,012    (626,880)    (793,374)        ---       2,800,758
     Segment Assets                         39,977,488   6,660,000    6,126,000         ---      52,763,488
     Expenditures for long-lived assets        521,821     192,653    1,074,159         ---       1,788,633


     Geographic Information:

                                           Net          Long-lived
                                       Revenues (1)       Assets
                                       ------------    ------------

         United States                 $48,988,692     $35,716,023
         Foreign countries              $6,389,000      $5,355,000

     (1) Net revenues are attributed to countries based on the location of the customers.

5.   Acquisitions
     ------------

     On July 26, 2001, the Company purchased an interest in a fish farm located in Jordan. The farm currently maintains five different species as brood stock, including tilapia and carp. The assets were purchased for approximately $513,000 by a newly formed entity, AMARACO, of which EEI owns 51%. The farm is located on the banks of the Jordan river, 120 kilometers north of Amman. The farm was not operating at the time of the asset purchase. The farm is currently in production and is awaiting its first harvest.

     This acquisition has been accounted for under the purchase method with the results of its operations consolidated with the Company's results of operations from the acquisition date.

     In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting. Statement No. 142 discusses how intangible assets that are acquired should be accounted for in financial statements upon their acquisition and also how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Beginning on August 1, 2001 with the adoption of Statement No. 142, goodwill existing on July 31, 2001, is no longer being amortized. Rather the goodwill is subject to an annual assessment for impairment. The adoption of SFAS No. 142 did not have a material impact on the Company's financial statements, as presented below:

                                                  For the quarter ended
                                           -----------------------------------
                                            April 27, 2002     April 28, 2001
                                           ----------------   ----------------

        Reported net income                    $399,846          $244,716
        Add back:  goodwill amortization          ---              10,770
                                               --------          --------
        Adjusted net income                    $399,846          $255,486


        Basic and diluted earnings per share:

        Reported earnings per share              $.10              $.060
        Goodwill amortization                    ---                .003
                                               --------           --------
        Adjusted earning per share               $.10              $.063


                                                  For nine months ended
                                           -----------------------------------
                                             April 27, 2002     April 28, 2001
                                           ----------------   ----------------

        Reported net income                    $953,597           $1,291,160
        Add back:  goodwill amortization          ---                 32,310
                                               --------           ----------
        Adjusted net income                    $953,597           $1,323,470


        Basic and diluted earnings per share:

        Reported earnings per share              $.23              $.314
        Goodwill amortization                    ---                .008
                                               --------           --------
        Adjusted earning per share               $.23              $.322


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

     The Company estimates that if they elected to measure compensation cost for employee stock based compensation arrangements under SFAS No. 123 it would not have caused net income and earnings per share for the third quarters of fiscal years 2002 and 2001 to be materially different from their reported amounts.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition
-------------------

At April 27, 2002 the Company had a working capital balance of $24.8 million, a $.6 million increase from the balance at July 31, 2001. Cash and cash equivalents increased $2.0 million as a result of a $1.5 million increase in contracts receivable, a $1.2 million decrease in accounts payable, and a $5.7 million increase in other accrued liabilities. The changes were mainly attributable to advances received on the new contracts with the Presidency for Meteorology and Environmental (PME) and Public Authority for Assessment of Compensation (PAAC). The PME contract was signed by the Company on October 30, 2001 through its majority owned subsidiary in Saudi Arabia. The value of this contract was $24.4 million and covers a thirty-month period. The PAAC contract was signed through the Company's Consortium of International Consultants (CIC) on January 14, 2002 and is for work in Kuwait. This contract has a $75 million value ($50 million net after subcontracts).

The Company maintains an unsecured line of credit available for working capital and letters of credit of $20.0 million with a bank at 1/2 percent below the prevailing prime rate. A second line of credit has been established at another bank for up to $12.0 million, exclusively for letters of credit. There are no working capital borrowings outstanding under these lines of credit at April 27, 2002 and none were required during the third quarter of fiscal year 2002. However, the Company has outstanding letters of credit (LOC's) at April 27, 2002 in the amount of $14.4 million. These LOC's were obtained to secure bid bonds, advance payments, and performance guarantees for contracts in the Middle East. The Company has historically financed its activities through cash flows from operations. Internally generated funds have been adequate to support the demands for working capital, the purchase of new fixed assets and investment securities and the payment of dividends. There are no significant working capital requirements pending at April 27, 2002.

Results of Operations
---------------------

Net Revenue
-----------

Net revenues for the third quarter of fiscal year 2002 were $18.3 million, up $1.3 million from the $17.0 million reported in fiscal year 2001. During the third quarter the PME and PAAC contracts reported net revenues of $3.1 million and $1.0 million respectively. The company also reported an increase in net revenues from various state clients for the seventh quarter in a row. Compared to the prior year, revenues for the third quarter increased by $1.5 million for these state clients. Net revenues from the U.S. Environmental Protection Agency(USEPA) for the third quarter of fiscal year 2002 were $3.0 million, down $1.3 million from the $4.3 million reported in fiscal year 2001. This decrease was primarily due to the completion of five major contracts with the U.S. Environmental Protection Agency (USEPA). Net revenues for the USEPA have remained steady throughout fiscal year 2002. Ecology and Environment do Brasil has continued to be affected by a decrease in work during the third quarter of 2002 and reported a decrease in net revenues of approximately $200,000 from the prior year.

The Shrimp Farm operation, based in Costa Rica, reported net revenues of $400,000 for the third quarter of fiscal year 2002 and $892,000 year to date. Limited harvests have been successful as the operation continues its efforts to completely restock the ponds and fully recover from the white spot syndrome virus.

Net revenues for the third quarter of fiscal year 2001 were $17.0 million, down 2% from the $17.3 million reported in fiscal year 2000. This decrease was primarily due to the completion of five major contracts with the USEPA. Offsetting this decrease in work from the USEPA was increased revenues from the Company's international clients and the United States Department of Defense (DOD). In particular, the Company experienced a 122% increase in net revenues from various international clients and a 41% increase from DOD clients.

Income Before Income Taxes and Minority Interest
------------------------------------------------

The Company's income before income taxes and minority interest for the third quarter of fiscal year 2002 was $780,000, up 8% from the $722,000 reported in the third quarter of fiscal year 2001. The Company's subsidiaries reported an increase in international work during the third quarter of fiscal year 2002. The new contracts in Saudi Arabia and Kuwait were the main reason for this increase.

The shrimp farm operation, based in Costa Rica, reported an operating loss of $481,000 for the third quarter of fiscal year 2002, an increased loss of $226,000 from the prior year. A new farm manager has been added to the management team and will assist the existing staff in their efforts to increase efficiencies and meet planned production schedules.

The Company's income before income taxes and minority interest for the third quarter of fiscal year 2001 was $722,000, up 138% from the $304,000 reported in the third quarter of fiscal year 2000. Company-wide cost reduction measures increased both margins and efficiencies throughout the Company.
The Company overall achieved significantly improved results for the first three quarters of the year despite a net loss of $524,000 from its Costa
Rica based shrimp farm subsidiary. Walsh Environmental and E&E do Brasil, two of the Company's subsidiaries, also had a positive impact on net income. For fiscal year 2001, their income before income taxes and minority interest was $492,000 and $396,000 respectively, compared to $0 and $41,000 for fiscal year 2000.


                        PART II - OTHER INFORMATION
                        ---------------------------

None.

                               SIGNATURE
                               ---------


Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ECOLOGY AND ENVIRONMENT, INC.


Date:  June 11, 2002                 By:   RONALD L. FRANK
                                          ----------------------------
                                           RONALD L. FRANK
                                           EXECUTIVE VICE PRESIDENT -
                                           CHIEF FINANCIAL OFFICER
                                           (PRINCIPAL FINANCIAL
                                            ACCOUNTING OFFICER)