Form 10-K
period 2002-07-31
ECOLOGY & ENVIRONMENT INC
filed 2002-10-29
CIK 809933

                       SECURITIES & EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                            -----------------------
                                 F O R M  10-K
                            -----------------------


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended July 31, 2002
                              or
[ ] TRANSITION REPORT REQUIRED PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _______________ to ______________.

Commission file number:    1-9065


                          Ecology and Environment, Inc.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                NEW YORK                               16-0971022
     -------------------------------              -------------------
     (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)               Identification No.)

     368 Pleasant View Drive, Lancaster, New York            14086
     --------------------------------------------         -----------
       (Address of principal executive offices)            (Zip Code)

Registrant's telephone number including area code:  (716) 684-8060
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:

       Title of Each Class        Name of Exchange on Which Registered
    --------------------------    ------------------------------------
      Class A Common Stock,           American Stock Exchange, Inc.
      par value $.01 per share

Securities registered pursuant to Section 12(g) of the Act.

                                     NONE
                               --------------------
                               (Title of Class)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                       Yes  X    No
                                                           ---      ---------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.


Exhibit Index on Page 42

     As of September 30, 2002, 2,384,353 shares of the registrant's Class A Common Stock, $.01 par value (the "Class A Common Stock") were outstanding, and the aggregate market value (based on the closing price as quoted by the American Stock Exchange on September 30, 2002) of the Class A Common Stock held by nonaffiliates of the registrant was approximately $17,040,287. As of the same date, 1,685,809 shares of the registrant's Class B Common Stock, $.01 par value ("Class B Common Stock") were outstanding.



                      DOCUMENTS INCORPORATED BY REFERENCE


     Portions of the Registrant's Registration Statement on Form S-1, as amended by Amendment Nos. 1 and 2 (Registration No. 33-11543) as well as portions of the Company's Form 10-K for fiscal years ending July 31, 1988, 1990, 1994 and 1997 are incorporated by reference in Part IV of this Form 10-K.

                           TABLE OF CONTENTS

                                                                        PAGE
PART I

Item 1.  BUSINESS                                                        4

            General                                                      4
            START Contracts                                              4
            Saudi Arabia/Kuwait Contracts                                4
            Task Order Contracts                                         5
            Environmental Consulting Services                            5
            Analytical Laboratory Services                               7
            Aquaculture                                                  7
            Segment Reporting                                            7
            Regulatory Background                                        7
            Potential Liability and Insurance                           10
            Market and Customers                                        10
            Backlog                                                     10
            Competition                                                 11
            Employees                                                   11

Item 2.  PROPERTIES                                                     11

Item 3.  LEGAL PROCEEDINGS                                              11

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            11


PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS                                    12

Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA                           13

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                            14

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK      16

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                    16

Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES          34


PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT             35

Item 11. EXECUTIVE COMPENSATION                                         36

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS                38

         SECURITY OWNERSHIP OF MANAGEMENT                               39

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                 41


PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENTS                                 42

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

The total contract value of the three (3) START contracts, if the EPA exercises all options within each of them, is approximately $89 million. The base value of the three (3) START contracts over five years is approximately $26.0 million. The EPA can exercise any number of options covering additional years or increased quantities over each of the contracts' five year terms expiring in December 2005. The Company, as of July 31, 2002, has realized total net revenues of approximately $17.7 million under these contracts.

These contracts contain termination provisions under which the EPA may, without penalty, terminate the contract upon written notice to the Company. In the event of termination, the Company would be paid only termination costs in accordance with the contract. The Company has never had a contract terminated by the EPA.

SAUDI ARABIA/KUWAIT CONTRACTS

The Company has provided assistance to the Kingdom of Saudi Arabia and the State of Kuwait since 1995 in support of environmental damage claims filed by these countries with the United Nations Compensation Commission (UNCC) resulting from Iraqi aggression during the 1991 Gulf War. During fiscal year 2002, the Company through its majority-owned Saudi subsidiary secured a significant expansion of an existing contract with Saudi Arabia and through a majority-owned domestic subsidiary entered into three new contracts with Kuwait. The contract for work with Saudi Arabia provides for the oversight and supervision of the implementation of monitoring and assessment studies to determine the extent of damage to marine, coastal and terrestrial resources while the contract for work with Kuwait provides for conducting terrestrial and coastal monitoring and assessment studies as well as the establishment and operation of an environmental laboratory in Kuwait. The contract with Saudi Arabia is a time and materials contract for approximately $22.8 million of net revenue and covers 30 months. The three fixed price contracts with Kuwait are for a period of five years and total approximately $29 million of expected net revenues. However, the laboratory fixed price contract in Kuwait contains a time and materials portion that could yield an additional $10.0 million of net revenue. The Company, as of July 31, 2002, has recognized net aggregate revenues of approximately $11.5 million under all these contracts. These contracts contain termination provisions under which the government contracting for the work may, without penalty, terminate the contract. In the event of termination, the Company's subsidiary would be paid only termination costs in accordance with each of the contracts. The Company has never had a contract terminated by Saudi Arabia or Kuwait.

Deferred revenue balances at July 31, 2002 represent net advances received under the Saudi and Kuwait contracts. The Company has received approximately $10.0 million of net advances under these contracts. These advances are amortized against future progress billings over the respective contract periods.

TASK ORDER CONTRACTS

The Company has numerous task order contracts with state and federal governmental agencies which contain indefinite order quantities and/or option periods ranging from two to ten years. The maximum potential gross revenues included in these contracts is approximately $229.0 million. Work done under task orders run the full range of services provided by EEI from risk management plans; to air quality control; to groundwater monitoring; to hazardous materials (HAZMAT) response plans, to solid waste management; to strategic information management and database support.

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

EMERGENCY RESPONSE / HOMELAND PROTECTION:

EEI is one of the foremost environmental consulting groups in the country to provide science and environmental engineering expertise at some of the more high-profile disasters and incidents that ranged from large oil spills in U.S.

water bodies; to dioxin contamination in the Midwest; to Anthrax threats across the country; to the Gulf War oil fires in Kuwait; and to the recent terrorist attacks on the east coast. In addition to emergency response, the Company also provides critical training to first responders in nuclear, biological, and chemical/counter terrorism and in HAZMAT identification, response and remediation; develops standard operating procedures for health and safety at hazardous sites; assesses sites and potential for danger; and develops prevention/preparedness/outreach activities.

PIPELINES:

EEI has provided the pipeline industry with full-service environmental support for more than 20 years. The Company's extensive experience includes route selection; field support and survey, such as wetland delineation and endangered species surveys; regulatory compliance and permit support, including preparation of erosion control plans for submission to state agencies, Section 10 and
Section 404 permits for submission to the United States Army Corps Engineers, and Federal Energy Regulatory Commission 7(c) filings; and preparation of environmental monitoring and restoration plans, including development of quality assurance specifications. EEI also has comprehensive experience in the investigation and also has comprehensive experience in the investigation and the investigation and remediation of polychlorinated biphenyls (PCBs) from natural gas transmission systems. The Company has developed/implemented work plans for contamination assessment, Phase I and II sampling, and supports clients for Phase III remediation.

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

TELECOMMUNICATIONS:

EEI has assisted in the completion of more than 30,000 miles of linear projects on several continents. Company services for the telecommunications industry are varied and encompass a complete range of tasks in the preconstruction phase. EEI's extensive experience includes: environmental planning; environmental impact reports and assessments, including third-party environmental impact reports (EIRs)/environmental impact assessments(EIAs), NEPA and state equivalent environmental assessments (EAs) and environmental impact statements (EISs), and endangered species consultation; public participation programs; permits, approvals, and plans, including environmental management and construction plans, right-of-way grants and leases, U.S. Army Corps of Engineers (USACE) and state stream and wetland crossing; land air quality plans; cultural resource studies; sampling, analysis, and remediation; and environmental compliance monitoring.

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


INTERNATIONAL:

EEI has over 20 years experience in international work. The Company now has partners in over 30 countries and has completed over 15,000 major environmental assignments in over 67 countries worldwide. Assignments completed are in fields such as environmental assessment; management and financial planning; institutional strengthening and standards development; water supply and development; wastewater treatment; and solid waste project construction supervision. The Company also has extensive experience working with international lending institutions such as the Asian Development Bank and the World Bank.

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

SEGMENT REPORTING

The Company has three reportable segments: consulting services, analytical laboratory services, and aquaculture. Refer to the Company's financial statements for fiscal year 2002 contained in Item 8 hereof for additional pertinent information on the Company's segments.

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

POTENTIAL LIABILITY AND INSURANCE

The Company's contracts generally require it to maintain certain insurance coverages and to indemnify its clients for claims, damages or losses for personal injury or property damage relating to the Company's performance of its duties unless such injury or damage is the result of the client's negligence or willful acts. Currently, the Company is able to provide insurance coverage to meet the requirements of its contracts, however, certain pollution exclusions apply. Historically, the Company has been able to purchase an errors and omissions insurance policy that covers its environmental consulting services, including legal liability for pollution conditions resulting therefrom. The policy is a claims made policy, with limits of $10.0 million for each claim and $10.0 million in the aggregate with a $500,000 deductible. The Company's general liability insurance policy provides coverage in the amount of $3.0 million per occurrence and $3.0 million in the aggregate; an excess liability policy of $10.0 million is also maintained with respect to its general liability coverage. In addition, EEI has a special endorsement to its general liability insurance policy up to $1.0 million for damages to third parties for bodily injury or property damage resulting from sudden or accidental releases. Where possible, the Company requires that its clients cross-indemnify it for asserted claims. There can be no assurance, however, that any such agreement, together with the Company's general liability insurance and errors and omissions coverage will be sufficient to protect the Company against any asserted claim.

MARKET AND CUSTOMERS

The Company's revenues originate from federal, state and local governments, domestic private clients, and private and governmental international clients.

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


BACKLOG

The Company's firm backlog of uncompleted projects and maximum potential gross revenues from indefinite task order contracts, at July 31, 2002 and 2001 were as follows:

                                                  (Millions of $)
                                          Fiscal Year       Fiscal Year
                                         Ended 7/31/02     Ended 7/31/01
                                         -------------     -------------

Total firm backlog                           $67.1             $42.2

Anticipated completion of firm
  backlog in next twelve months               40.6              37.4

Maximum potential gross revenues
  from task order contracts                  229.0             175.0


The above maximum figures include $64 million of potential revenue backlog attributable to the options under the START contracts. This backlog includes a substantial amount of work to be performed under contracts which contain termination provisions under which the contract can be terminated without penalty upon written notice to the Company. The likelihood of obtaining the full value of the task order contracts cannot be determined at this time.

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

EMPLOYEES

As of July 31, 2002, the Company, including subsidiaries, had approximately 770 employees. The majority of the employees hold bachelor's degrees and/or advanced degrees in such areas as chemical, civil, mechanical, sanitary, soil, structural and transportation engineering, biology, geology, hydrogeology, ecology, urban and regional planning and oceanography. The Company's ability to remain competitive will depend largely upon its ability to recruit and retain qualified personnel. None of the Company's employees is represented by a labor organization and employee relations are good.

ITEM 2.  PROPERTIES

The Company's headquarters (60,000 square feet) is located in Lancaster, New York, a suburb of Buffalo. The Company's laboratory and warehouse facility in Lancaster, New York consists of two buildings totaling approximately 35,000 square feet. The Company also leases office and storage facilities at nineteen (19) regional offices in the United States, with terms which generally coincide with the duration of the Company's contracts in those areas.


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

FISCAL 2002                                 High              Low
-----------
                                           -------           ------
     First Quarter
     (commencing August 1, 2001 -          $11.75            $ 7.50
     October 27, 2001)

     Second Quarter
     (commencing October 28, 2001 -         11.86              8.10
     January 26, 2002)

     Third Quarter
     (commencing January 27, 2002 -         10.95              9.90
     April 27, 2002

     Fourth Quarter
     (commencing April 28, 2002 -           11.80             10.20
     July 31, 2002)

FISCAL 2001                                 High              Low
-----------                                -------           ------
     First Quarter
     (commencing August 1, 2000 -          $ 7.375           $ 6.00
     October 28, 2000)

     Second Quarter
     (commencing October 29, 2000 -          6.625             5.75
     January 27, 2001)

     Third Quarter
     (commencing January 28, 2001 -          8.00              6.20
     April 28, 2001)

     Fourth Quarter
     (commencing April 29, 2001 -            9.30              7.70
     July 31, 2001)

     (b) Approximate Number of Holders of Class A Common Stock. As of September 30, 2002, 2,384,353 shares of the Company's Class A Common Stock were outstanding and the number of holders of record of the Company's Class A Common Stock at that date was 439. The Company estimates that it has a significantly greater number of Class A Common Stock shareholders because a substantial number of the Company's shares are held in street name. As of the same date, there were 1,685,809 shares of the Company's Class B Common Stock outstanding and the number of holders of record of the Class B Common Stock at that date was 64.

     (c) Dividend. In each of the fiscal years ended July 31, 2001 and 2002 the Company declared and paid cash dividends of $.32 per share of common stock. The amount, if any, of future dividends remains within the discretion of the Company's Board of Directors and will depend upon the Company's future earnings, financial condition and requirements and other factors as determined by the Board of Directors.

     The Company's Certificate of Incorporation provides that any cash or property dividend paid on Class A Common Stock must be at least equal to the cash or property dividend paid on Class B Common Stock on a per share basis.

Equity Compensation Plan Information as of  July 31, 2002:

                       Number of securities   Weighted average    Number of
                       to be issued upon      exercise price      securities
                       exercise of            of outstanding      remaining
                       outstanding options,   options, warrants   available for
Plan category          warrants and rights    and rights          future issuance
---------------------  --------------------   -----------------   ---------------
Equity compensation
plans approved by
security holders:
    1986 Incentive
    Stock Option Plan         47,414               $10.11              ----

Equity compensation
plans not approved by
 security holders:
    1998 Stock Award
    Plan                       ----                 ----              22,614
                       --------------------   -----------------   ---------------

Total                         47,414                                  22,614

Refer to Note 9 to Consolidated Financial Statements set forth in Part IV of this Annual Report on Form 10-k for more information on the Equity Compensation Plan not approved by stockholders 1998 Stock Award Plan.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                            Year ended July 31,
                              2002       2001       2000       1999       1998
                           ---------  ---------  ---------  ---------  ---------
                                 (In thousands, except per share amounts)

Operating data:
Gross revenues               $89,730    $88,197    $85,862    $75,411    $75,088

Net revenues                  74,302     73,423     69,890     63,349     61,552

Income from operations         2,369      3,446      1,172         53        287

Income before income
taxes                          2,186      3,435      1,571        483        757

Net income                     1,409      1,895        779        299        471

Net income per
common share
  Basic and Diluted          $   .35    $   .46    $   .20    $   .08    $   .12

Cash dividends declared
per common share             $   .32    $   .32    $   .32    $   .32    $   .32

Weighted average common
shares outstanding:
  Basic                    4,069,848  4,103,740  3,968,500  3,957,825  3,949,359
  Diluted                  4,072,694  4,103,740  3,968,500  3,957,825  3,952,827

                                             As of July 31,
                              2002       2001       2000       1999       1998
                            --------   --------   --------   --------   --------
                                   (In thousands, except per share amounts)
Balance sheet data:

Working capital              $30,268    $24,019    $24,714    $27,503    $30,316

Total assets                  71,020     57,686     53,449     52,695     53,076

Long-term debt                 ---           40         58        516        553

Shareholders' equity          41,294     42,338     42,336     42,542     43,500

Book value per share:
   basic                     $ 10.15    $ 10.31    $ 10.67    $ 10.75    $ 11.01
   diluted                   $ 10.14    $ 10.31    $ 10.67    $ 10.75    $ 11.00


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2002 the Company had a working capital current assets - current liabilities balance of $30.3 million, a $6.2 million increase from the balance at July 31, 2001. The increase was a result of a $6.6 million increase in contracts receivable, which was mainly attributable to the Saudi/Kuwait contracts entered into by the Company's subsidiaries during fiscal year 2002. Offsetting the increase in contracts receivable, deferred revenue increased due to the cash advances received on these new contracts.

The Company maintains an unsecured line of credit of $20.0 million with a bank at 1/2% below the prevailing prime rate. A second line of credit has been established at another bank for up to $12.0 million, exclusively for the issuance of letters of credit. There are no borrowings outstanding under these lines of credit at July 31, 2002 and none were required during fiscal year 2002. Also, the Company has outstanding letters of credit (LOC's) at July 31, 2002 in the amount of $13.8 million. These LOC's were obtained to secure bid bonds, advance payments, and performance guarantees for the Saudi/Kuwait contracts. The Company has historically financed its activities through cash flows from operations. Internally generated funds have been adequate to support the demands for working capital, the purchase of new fixed assets and investment securities and the payment of dividends. There are no significant working capital requirements pending at July 31, 2002.

RESULTS OF OPERATIONS

NET REVENUE

Net revenues for fiscal year 2002 were $74.3 million, up from the $73.4 million reported in fiscal year 2001. Net revenues for the fourth quarter of fiscal year 2002 were $21.2 million, up 18% from the $18.0 million reported in fiscal year 2001. The increase in net revenues was attributable to the new Saudi/Kuwait contracts, which were signed during the first and second quarters of fiscal year 2002, respectively. These new contracts reported net revenues for fiscal year 2002 of $11.3 million, of which net revenues of $4.5 million were attributable to the fourth quarter of fiscal year 2002.

The Company also reported a continuing increase in net revenues from various state government clients. These state government clients reported net revenues for the fourth quarter of fiscal year 2002 of $3.9 million, up from the $3.0 million reported in the fourth quarter of the prior year. For fiscal year 2002, these state government clients reported an increase in net revenues of $4.6 million over the prior year. The fiscal year increases in net revenues were offset by a decrease of $11.4 million from the U.S. Environmental Protection

Agency (USEPA). This decrease is attributable to the completion of five major contracts with the USEPA during the second quarter of fiscal year 2001.

The Shrimp Farm operation, based in Costa Rica, reported net revenues of $893,000 for fiscal year 2002, up from the $274,000 reported in the prior year. Limited harvests were successful during the first three-quarters of fiscal year 2002. The Company's Analytical Services Center (ASC) reported net revenues of $4.2 million, up slightly from the $4.0 million reported in the prior year.

Net revenues for fiscal year 2001 were $73.4 million, up 5% from the $69.9 million reported in fiscal year 2000. The increase in net revenues was attributable to increased revenues from commercial customers in the telecommunications and energy sectors, international clients, state government clients and the U.S. Department of Defense (DOD). The overall 5% growth in net revenues was achieved despite the completion of 5 major contracts with the U.S. Environmental Protection Agency (USEPA), which resulted in an approximate decrease in net revenues of $16.0 million compared to fiscal year 2000. The Company was successful in re-acquiring 2 out of the 5 new regional Superfund Technical Assistance Response Team (START) contracts it had previously held, while adding one additional new contract. These new regional START contracts contributed $6.8 million in net revenues in fiscal 2001. Walsh Environmental, one of the Company's subsidiaries, also had a positive effect on net revenue. Walsh Environmental added $6.2 million in net revenue during fiscal year 2001.

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST

The Company's income before income taxes and minority interest for fiscal year 2002 was $2.5 million, down 34% from the $3.8 million reported in fiscal year 2001. For the fourth quarter of fiscal year 2002, income before income taxes and minority interest was $512,000, down 50% from the $1,031,000 reported in the prior year. The decrease in income before income taxes and minority interest was mainly attributable to the Company's shrimp farm operation, based in Costa Rica, and the Company's Analytical Services Center. The shrimp farm operation reported a loss before taxes of $2.6 million for fiscal year 2002, an increased loss of $1.6 million from the prior fiscal year. For the fourth quarter of fiscal year 2002, the farm reported a loss before taxes of $1.1 million, an increased loss of $893,000 from the fourth quarter of fiscal year 2001. The farm was nearing full production when it was once again infested with the white spot syndrome virus during the fourth quarter of fiscal year 2002. The farm was forced to write off over $800,000 in inventory that was infected with the virus. Management has researched the problem and is formulating a plan to rectify the situation, including reducing production in order to minimize any further losses. The Company, excluding the shrimp farm operations, reported income before minority interest and taxes for the fourth quarter of fiscal year 2002 of $1.6 million and for fiscal year 2002 of $5.1 million.

The Analytical Services Center continued to incur losses despite a 5% increase in net revenue. The ASC reported an operating loss of $962,000 for fiscal year 2002, an increased loss of 32% from the $728,000 reported in the prior fiscal year. Additional costs were incurred as a result of increased capital expenditures and cost increases for material.

The Company's income before income taxes and minority interest for fiscal year 2001 was $3.8 million, up 142% from the $1.6 million reported for fiscal year 2000. Income before income taxes and minority interest was positively impacted by the company-wide cost reduction measures which increased both margins and efficiencies, an increased staff utilization throughout the entire company and an increase in higher margin work from both the Commercial and International markets. The completion of the START contracts resulted in a $7.9 million decrease in the related cost of professional services and other direct operating expenses during the fiscal year. Administrative and indirect operating expenses increased due to the transition of the staff retained and transferred onto other corporate projects and the subsequent closing or downsizing of several project offices. The Company's Analytical Services Center (ASC) experienced an operating loss of $728,000, mainly attributable to a 10% decrease in fiscal year 2001 net revenues. Walsh Environmental also had a positive impact on net income. For fiscal year 2001, their income before income taxes and minority interest was $780,000 compared to $67,000 for fiscal year 2000. The Company continued to achieve significantly improved results for fiscal year 2001 despite an operating loss of approximately $1.0 million from its Costa Rica based shrimp farm operation.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and is effective for all business combinations initiated after June 30, 2001. SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards required. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001 provided that the first interim period financial statements have not been previously issued. The adoption of SFAS 141 and SFAS 142 did not have a material effect on our operating results or financial condition.

INCOME TAXES

The effective income tax rate for fiscal year 2002 was 36% compared to 45% for fiscal year 2001. The decrease in the effective rate was primarily attributable to state taxes, nondeductible expenses and tax-exempt income as a percentage of income.

INFLATION

Inflation has not had a material impact on the Company's business because a significant amount of the Company's contracts are either cost based or contain commercial rates for services that are adjusted annually.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company may have exposure to market risk for change in interest rates, primarily related to its investments. The Company does not have any derivative financial instruments included in its investments. The Company invests only in instruments that meet high credit quality standards. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of July 31, 2002, the Company's investments consisted of short-term commercial paper and mutual funds. The Company does not expect any material loss with respect to its investments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Shareholders of
Ecology and Environment, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under item 14(a)1 on page 42 present fairly, in all material respects, the financial position of Ecology and Environment, Inc. and its subsidiaries at July 31, 2002 and 2001, and the results of their operations and cash flows for each of the three years in the period ended July 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under 14(a)2 on page 42 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Buffalo, New York
October 4, 2002

                          Ecology and Environment, Inc
                           Consolidated Balance Sheet


           Assets                                              July 31, 2002      July 31, 2001
                                                               -------------      -------------
Current assets:
      Cash and cash equivalents                                $  8,229,034       $  7,831,972
      Investment securities available for sale                    3,904,799          3,705,115
      Contract receivables, net                                  29,268,949         22,686,467
      Deferred income taxes                                       2,325,370          2,178,782
      Income taxes receivable                                       312,977            540,952
      Other current assets                                        5,144,428          1,514,960
                                                               ------------       ------------

               Total current assets                              49,185,557         38,458,248

Property, building and equipment, net                            16,961,544         17,011,479
Deferred income taxes                                               237,495            515,815
Other assets                                                      4,635,298          1,700,475
                                                               ------------       ------------

               Total assets                                    $ 71,019,894       $ 57,686,017
                                                               ============       ============

         Liabilities and Shareholders' Equity

Current liabilities:
      Accounts payable                                         $  5,923,996       $  5,035,475
      Accrued payroll costs                                       4,359,302          4,040,299
      Income taxes payable                                          266,411          1,187,309
      Deferred revenue                                            3,822,069               --
      Other accrued liabilities                                   4,545,708          4,175,529
                                                               ------------       ------------

               Total current liabilities                         18,917,486         14,438,612

Deferred revenue                                                  9,088,740               --
Long-term debt                                                         --               39,516
Minority interest                                                 1,719,428            869,499

Shareholders' equity:
      Preferred stock, par value $.01 per share;
           authorized - 2,000,000 shares; no shares
           issued                                                      --                 --
      Class A common stock, par value $.01 per
           share; authorized - 6,000,000 shares;
           issued - 2,468,571 and 2,414,009 shares                   24,686             24,140
      Class B common stock, par value $.01 per
           share; authorized - 10,000,000 shares;
           issued - 1,712,068 and 1,756,280 shares                   17,121             17,563
      Capital in excess of par value                             17,372,444         17,274,654
      Retained earnings                                          26,570,576         26,477,138
      Accumulated other comprehensive income                     (1,661,265)          (647,719)
      Unearned compensation, net of tax                            (222,921)          (181,963)
      Treasury stock - Class A common, 82,717
           and 75,444 shares; Class B common,
           26,259 and 26,259 shares, at cost                       (806,401)          (625,423)
                                                               ------------       ------------

               Total shareholders' equity                        41,294,240         42,338,390
                                                               ------------       ------------

           Total liabilities and shareholders' equity          $ 71,019,894       $ 57,686,017
                                                               ============       ============

The accompanying notes are an integral part of these financial statements.

                          Ecology and Environment, Inc.
                        Consolidated Statement of Income


                                                                Year ended July 31,
                                                --------------------------------------------------
                                                     2002             2001               2000
                                                ------------       ------------       ------------
Gross revenues                                  $ 89,730,399       $ 88,197,264       $ 85,861,656
Less: direct subcontract costs                    15,428,749         14,774,722         15,971,774
                                                ------------       ------------       ------------

Net revenues                                      74,301,650         73,422,542         69,889,882

Operating costs and expenses:
      Cost of professional services and
           other direct operating expenses        40,503,747         38,521,559         41,419,636
      Administrative and indirect
           operating expenses                     21,720,495         22,611,753         17,605,421
      Marketing and related costs                  8,285,480          7,585,931          8,306,848
      Depreciation                                 1,422,982          1,257,008          1,386,418
                                                ------------       ------------       ------------

Total operating costs & expenses                  71,932,704         69,976,251         68,718,323
                                                ------------       ------------       ------------

Income from operations                             2,368,946          3,446,291          1,171,559
Interest expense                                     (24,706)           (40,004)           (69,610)
Interest income                                      309,009            528,566            490,472
Other expense                                       (148,697)          (103,317)            (8,873)
                                                ------------       ------------       ------------

Income before income taxes and
      minority interest                            2,504,552          3,831,536          1,583,548
Total income tax provision                           776,710          1,539,871            791,866
                                                ------------       ------------       ------------

Net income before minority interest                1,727,842          2,291,665            791,682
Minority interest                                   (318,989)          (396,374)           (12,666)
                                                ------------       ------------       ------------

Net income                                      $  1,408,853       $  1,895,291       $    779,016
                                                ============       ============       ============

Net income per common share:
      Basic and diluted                         $       0.35       $       0.46       $       0.20
                                                ============       ============       ============

Weighted average common shares
      outstanding: Basic                           4,069,848          4,103,740          3,968,500
                                                ============       ============       ============

Weighted average common shares
      outstanding: Diluted                         4,072,694          4,103,740          3,968,500
                                                ============       ============       ============

The accompanying notes are an integral part of these financial statements.

                          Ecology and Environment, Inc
            Consolidated Statement of Changes in Shareholders' Equity

                                                      ----------------------------------------------------------------------------
                                                                            COMMON STOCK
                                                      -------------------------------------------------------
                                                                 CLASS A                       CLASS B              CAPITAL IN
                                                      ---------------------------   ----------------------------    EXCESS OF
                                                          SHARES         AMOUNT         SHARES        AMOUNT        PAR VALUE
                                                      ------------   ------------   ------------    ------------   ------------
Balance at July 31, 1999                                 2,375,302   $     23,753      1,794,987    $     17,946    $ 17,591,436

      Net income                                              --     $       --             --      $       --      $    779,016
      Foreign currency translation reserve                    --             --             --              --              --
      Cash dividends paid ($.32 per share)                    --             --             --              --              --
      Unrealized investment loss, net                         --             --             --              --              --
      Conversion of common stock - B to A                   17,407            174        (17,407)           (174)           --
      Repurchase of Class A common stock                      --             --             --              --              --
      Purchase of Walsh Environmental                         --             --             --              --          (125,000)
                                                      ------------   ------------   ------------    ------------    ------------
Balance at July 31, 2000                                 2,392,709   $     23,927      1,777,580    $     17,772    $ 17,466,436
                                                      ============   ============   ============    ============    ============

      Net income                                              --     $       --             --      $       --      $       --
      Foreign currency translation reserve                    --             --             --              --              --
      Cash dividends paid ($.32 per share)                    --             --             --              --              --
      Unrealized investment gain, net                         --             --             --              --              --
      GAC Dividends                                           --             --             --              --              --
      Conversion of common stock - B to A                   21,300            213        (21,300)           (209)           --
      Repurchase of Class A common stock                      --             --             --              --              --
      Issuance of stock under stock award plan, net           --             --             --              --          (212,613)
      Amortization                                            --             --             --              --              --
      Forfeitures                                             --             --             --              --            20,831
                                                      ------------   ------------   ------------    ------------    ------------
Balance at July 31, 2001                                 2,414,009   $     24,140      1,756,280    $     17,563    $ 17,274,654
                                                      ============   ============   ============    ============    ============

      Net income                                              --     $       --             --      $       --      $       --
      Foreign currency translation reserve                    --             --             --              --              --
      Cash dividends paid ($.32 per share)                    --             --             --              --              --
      Unrealized investment gain, net                         --             --             --              --              --
      Conversion of common stock - B to A                   44,212            442        (44,212)           (442)           --
      Repurchase of Class A common stock                      --             --             --              --              --
      Stock options                                         10,350            104           --              --            75,634
      Issuance of stock under stock award plan, net           --             --             --              --              --
      Amortization                                            --             --             --              --              --
      Forfeitures                                             --             --             --              --            22,156
                                                      ------------   ------------   ------------    ------------    ------------
Balance at July 31, 2002                                 2,468,571   $     24,686      1,712,068    $     17,121    $ 17,372,444
                                                      ============   ============   ============    ============    ============

                                                      ----------------------------------------------------------------------------
                                                                  ACCUMULATED OTHER                           TREASURY STOCK
                                                      RETAINED      COMPREHENSIVE      UNEARNED    -------------------------------
                                                      EARNINGS        INCOME         COMPENSATION       SHARES           AMOUNT
                                                      -----------    ------------    ------------    ------------    ------------
Balance at July 31, 1999                              $ 26,412,508    $       --      $       --           203,319    $ (1,504,079)

      Net income                                      $    779,016    $       --              --      $       --
      Foreign currency translation reserve                    --          (151,666)           --              --              --
      Cash dividends paid ($.32 per share)              (1,276,958)           --              --              --              --
      Unrealized investment loss, net                         --            (8,026)           --              --              --
      Conversion of common stock - B to A                     --              --              --              --              --
      Repurchase of Class A common stock                      --              --              --             2,350            --
      Purchase of Walsh Environmental                         --              --              --           (50,000)   $    425,000
                                                      ------------    ------------    ------------    ------------    ------------
Balance at July 31, 2000                              $ 25,914,566    $   (159,692)   $       --           155,669    $ (1,079,079)
                                                      ============    ============    ============    ============    ============

      Net income                                      $  1,895,291    $       --      $       --              --      $       --
      Foreign currency translation reserve                    --          (559,806)           --              --              --
      Cash dividends paid ($.32 per share)              (1,312,759)           --              --              --              --
      Unrealized investment gain, net                         --            71,779            --              --              --
      GAC Dividends                                        (19,960)           --              --              --              --
      Conversion of common stock - B to A                     --              --              --              --              --
      Repurchase of Class A common stock                      --              --              --            28,366        (216,391)
      Issuance of stock under stock award plan, net           --              --          (408,783)        (82,332)        746,941
      Amortization                                            --              --           190,000            --              --
      Forfeitures                                             --              --            36,820            --           (76,894)
                                                      ------------    ------------    ------------    ------------    ------------
Balance at July 31, 2001                              $ 26,477,138    $   (647,719)   $   (181,963)        101,703    $   (625,423)
                                                      ============    ============    ============    ============    ============

      Net income                                      $  1,408,853    $       --      $       --              --      $       --
      Foreign currency translation reserve                    --        (1,043,365)           --              --              --
      Cash dividends paid ($.32 per share)              (1,315,415)           --              --              --              --
      Unrealized investment gain, net                         --            29,819            --              --              --
      Conversion of common stock - B to A                     --              --              --              --              --
      Repurchase of Class A common stock                      --              --              --            57,515        (425,739)
      Stock options                                           --              --              --              --              --
      Issuance of stock under stock award plan, net           --              --          (324,456)        (50,242)        308,988
      Amortization                                            --              --           261,468            --              --
      Forfeitures                                             --              --            22,030            --           (64,227)
                                                      ------------    ------------    ------------    ------------    ------------
Balance at July 31, 2002                              $ 26,570,576    $ (1,661,265)   $   (222,921)        108,976    $   (806,401)
                                                      ============    ============    ============    ============    ============

                          Ecology and Environment, Inc
                      Consolidated Statement of Cash Flows

                                                                                  Year Ended July 31,
                                                                   --------------------------------------------------
                                                                       2002               2001               2000
                                                                   ------------       ------------       ------------
Cash flows from operating activities:
    Net income                                                     $  1,408,853       $  1,895,291       $    779,016
    Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
    Depreciation                                                      1,422,982          1,257,008          1,386,418
    Amortization                                                        233,075            246,507               --
    Gain on disposition of property and equipment                         1,250             22,039             17,702
    Minority interest                                                   849,929            396,374           (198,985)
    Net foreign exchange loss                                              --                 --                5,528
    Provision for contract adjustments                                1,169,005          1,407,202            986,863
    (Increase) decrease in:
        - contracts receivable, net                                  (7,751,487)            84,522         (1,636,011)
        - other current assets                                       (3,629,468)          (329,874)          (599,887)
        - income taxes receivable                                       227,975           (514,871)           545,013
        - deferred income taxes                                         111,853           (657,429)          (201,345)
        - other non-current assets                                   (2,712,282)           562,611          1,547,471
    Increase (decrease) in:
        - accounts payable                                              888,521            661,435            739,926
        - accrued payroll costs                                         319,003            470,273          1,329,122
        - income taxes payable                                         (920,898)         1,187,309               --
        - deferred revenue                                           12,910,809               --                 --
        - other accrued liabilities                                     370,179            844,742           (452,557)
                                                                   ------------       ------------       ------------

                    Net cash provided by operating activities         4,899,299          7,533,139          4,248,274
                                                                   ------------       ------------       ------------

Cash flows used in investing activities:
    Acquisitions                                                       (222,541)          (245,925)        (1,387,240)
    Purchase of property, building and equip, net                    (1,167,609)        (2,414,081)        (2,713,199)
    Proceeds from sale of assets                                       (213,700)            96,450              7,048
    Payment for the purchase of bond                                   (149,987)          (149,276)          (156,620)
    Proceeds from maturity of notes                                        --                 --              500,658
    Proceeds from sale of investment securities                            --                 --            1,675,000
                                                                   ------------       ------------       ------------

                      Net cash used in investing activities          (1,753,837)        (2,712,832)        (2,074,353)
                                                                   ------------       ------------       ------------

Cash flows used in financing activities:
    Dividends paid                                                   (1,315,415)        (1,352,758)        (1,276,958)
    Repayment of long-term debt                                         (39,516)           (18,701)          (457,408)
    Net proceeds from issuance of common stock                           75,634            161,550               --
    Purchase of Treasury Stock                                         (425,739)          (216,391)              --
    Foreign currency translation reserve                             (1,043,364)          (559,806)          (151,666)
    Capital Contribution                                                   --                 --             (500,000)
                                                                   ------------       ------------       ------------

                      Net cash used in financing activities          (2,748,400)        (1,986,106)        (2,386,032)
                                                                   ------------       ------------       ------------

Net increase in cash and cash equivalents                               397,062          2,834,201           (212,111)
Cash and cash equivalents at beginning of period                      7,831,972          4,997,771          5,209,882
                                                                   ------------       ------------       ------------

Cash and cash equivalents at end of period                         $  8,229,034       $  7,831,972       $  4,997,771
                                                                   ============       ============       ============

    The accompanying notes are an integral part of these financial statements.

                         ECOLOGY AND ENVIRONMENT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  DESCRIPTION OF BUSINESS

    Ecology and Environment, Inc. (the Company) is an environmental consulting and testing firm whose underlying philosophy is to provide a broad range of environmental consulting services worldwide so that sustainable economic and human development may proceed with minimum negative impact on the environment These services include environmental audits and impact assessments, hazardous material site evaluations and response programs, water and groundwater monitoring, laboratory analyses, environmental infrastructure planning and many other projects provided by the Company's multidisciplinary professional staff. Gross revenues reflected in the Company's consolidated statement of income represent services rendered for which the Company maintains a primary contractual relationship with its customers. Included in gross revenues are certain services outside the Company's normal operations which the Company has elected to subcontract to other contractors. The costs relative to such subcontract services are deducted from gross revenues to derive net revenues.

    During fiscal years ended July 31, 2002, 2001 and 2000, the percentage of total net revenues derived from contracts exclusively with the United States Environmental Protection Agency (EPA) were 16%, 32% and 50%, respectively. The Company's Superfund Technical Assessment and Response Team (START) contracts accounted for the majority of the EPA net revenue. The percentage of net revenues derived from contracts with the United States Department of Defense (DOD) were 17%, 18%, and 15% for fiscal years ended July 31, 2002, 2001 and 2000, respectively. The contract in Saudi Arabia provided 11% of net revenues for the Company in fiscal year 2002.

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

    Revenues related to long-term government contracts are subject to audit by an agency of the United States government. Government audits have been completed through fiscal year 1994 and are currently in process for fiscal years 1995 through 2000. However, final rates have not been negotiated under these audits since 1989. The majority of the balance in the allowance for contract adjustments accounts represent a reserve against possible adjustments for fiscal years 1990 through 2002.

    Deferred revenue balances at July 31, 2002 represent net advances received under the Saudi and Kuwait contracts. The Company has received approximately $10.0 million of net advances under these contracts. Those advances are amortized against future progress billings over the respective contract periods.

    The Company adopted Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB101") in the fourth quarter of fiscal year 2001. The adoption of SAB101 did not have a material impact on the Company's operating results or financial position.

    d.  INVESTMENT SECURITIES

    Investment securities have been classified as available for sale and are stated at estimated fair value. Unrealized gains or losses related to investment securities available for sale are reflected in accumulated other comprehensive income, net of applicable income taxes in the consolidated balance sheet and statement of changes in shareholders' equity. Realized gains and losses on the sale of investment securities are determined using the specific identification method.

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

    f.  FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amount of cash and cash equivalents, contracts receivable and accounts payable at July 31, 2002 approximate fair value because of the short maturity of those instruments. The amortized cost and estimated fair value of investment securities available for sale are fully described in
    Note 4. Long-term debt consists of third party borrowings by the Company. Based on the

    Company's assessment of the current financial market and corresponding risks associated with the debt, management believes that the carrying amount of long-term debt at July 31, 2001 approximates fair value.

    g.  TRANSLATION OF FOREIGN CURRENCIES

    The financial statements of foreign subsidiaries where the local currency is the functional currency are translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for results of operations. Translation adjustments are deferred in accumulated other comprehensive income.

    The financial statements of foreign subsidiaries located in highly inflationary economies are remeasured as if the functional currency were the U.S. dollar. The remeasurement of local currencies into U.S. dollars creates translation adjustments which are included in net income. There were no highly inflationary economy translation adjustments for fiscal years 2002 and 2001. The translation adjustment for fiscal year 2000 was $5,528 and is included in other expense.

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

    n.  IMPAIRMENT OF LONG-LIVED ASSETS

    The Company reviews the carrying value of its long-lived assets, whenever events or changes in circumstances indicate that the historical carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value. There were no impairment charges recognized in 2002, 2001 or 2000.

    o.  INVENTORIES

    Inventories consist of shrimp, feed, and chemicals and are stated at the lower of cost or market and are included in other current assets in the amount of $1,098,967 at July 31, 2002. Of this amount $145,023, $498,313 and
    $455,631 is classified as raw materials, WIP, and finished goods, respectively.

3.  CASH AND CASH EQUIVALENTS

    The Company's policy is to invest cash in excess of operating requirements in income-producing short-term investments. At July 31, 2002 and 2001, short-term investments consist of commercial paper and money market funds and are carried at cost. Short-term investments amounted to approximately $4,187,000 and $5,645,000 at July 31, 2002 and 2001, respectively, and are reflected in cash and cash equivalents in the accompanying consolidated balance sheet and statement of cash flows.

    For purposes of the consolidated statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. Cash paid for interest amounted to $19,655, $12,623 and $28,220 in fiscal years 2002, 2001 and 2000, respectively. Cash paid for income taxes amounted to $1,593,592, $894,791 and $615,819 in fiscal years 2002, 2001 and 2000, respectively.

4.  INVESTMENT SECURITIES

    The amortized cost and estimated fair values of investment securities were as follows:

                                              Gross       Gross     Estimated
                                Amortized   unrealized  unrealized    fair
                                   cost       gains       losses      value
                                ----------  ----------  ----------  ----------
    July 31, 2002
    -------------
    Investment securities
      available for sale:
    Mutual funds                $3,756,248  $  123,755  $   ---     $3,880,003
    Municipal notes and bonds       24,796       ---        ---         24,796
                                ----------  ----------  ----------  ----------

                                $3,781,044  $  123,755  $   ---     $3,904,799
                                ==========  ==========  ==========  ==========

    July 31, 2001
    -------------
    Investment securities
      available for sale:
    Mutual funds                $3,606,307  $   74,058  $   ---     $3,680,365
    Municipal notes and bonds       24,750       ---        ---         24,750
                                ----------  ----------  ----------  ----------

                                $3,631,057  $   74,058  $   ---     $3,705,115
                                ==========  ==========  ==========  ==========


    The amortized cost and estimated fair value of debt securities available for sale by contractual maturity as of July 31, 2002 were as follows:

                                              Estimated       Amortized
                                              fair value        cost
                                              ----------     ----------

     Due in one year or less                  $    ---       $    ---
     Due after one year through five years        24,796         24,796
     Due after five years through ten years        ---            ---
     Due after ten years                           ---            ---
                                              ----------     ----------
                                              $   24,796     $   24,796

     Mutual funds available for sale           3,880,003      3,756,248
                                              ----------     ----------

                                              $3,904,799     $3,781,044
                                              ==========     ==========

There were no sales of investment securities recorded in fiscal years 2002 and 2001. In fiscal year 2000, proceeds from sales of investment securities amounted to $1,675,000. The unrealized investment securities gain and unrealized investment securities loss, net of applicable income taxes, at July 31, 2002 and 2001 of $74,254 and $44,436, respectively, are reflected in accumulated other comprehensive income in the consolidated balance sheet.

5.  CONTRACT RECEIVABLES, NET
                                                      July 31,
                                                      --------
                                               2002             2001
                                           ------------     ------------
    United States government -
        Billed                             $ 4,271,382      $ 5,011,673
        Unbilled                             1,119,391        1,187,218
                                           ------------     ------------
                                             5,390,773        6,198,891
                                           ------------     ------------
    Industrial customers and state
      and municipal governments -
        Billed                              19,748,261       13,991,415
        Unbilled                             6,635,038        4,732,568
                                           ------------     ------------
                                            26,383,299       18,723,983
                                           ------------     ------------
    Less allowance for contract
        adjustments                         (2,505,123)      (2,236,407)
                                           ------------     ------------
                                           $29,268,949      $22,686,467
                                           ============     ============

    United States government receivables arise from long-term U.S. government prime contracts and subcontracts. Unbilled receivables result from revenues which have been earned, but are not billed as of period-end. The above unbilled balances are comprised of incurred costs plus fees not yet processed and billed; and differences between year-to-date provisional billings and year-to-date actual contract costs incurred and fees earned of approximately $36,000 at July 31, 2002 and $325,000 at July 31, 2001.
    Management anticipates that the July 31, 2002 unbilled receivables will be substantially billed and collected in fiscal year 2003. Within the above billed balances are contractual retainages in the amount of approximately $684,213 at July 31, 2002 and $773,000 at July 31, 2001. Management
    anticipates that the July 31, 2002 retainage balance will be substantially collected in fiscal year 2003. Included in other accrued liabilities is an additional allowance for contract adjustments relating to potential cost disallowances on amounts billed and collected in current and prior years' projects of approximately $2,332,356 at July 31, 2002 and $2,254,000 at July 31, 2001. An allowance for contract adjustments is recorded for contract disputes and government audits when the amounts are determinable.

6.  PROPERTY, BUILDING AND EQUIPMENT, NET

                                                      July 31,
                                                      --------
                                               2002             2001
                                           ------------      ------------
    Land                                   $ 1,005,202       $ 1,036,642
    Land improvements                        2,888,938         3,759,391
    Buildings                               14,033,769        13,613,056
    Laboratory and other equipment           4,976,323         3,583,633
    Data processing equipment                3,788,022         3,582,707
    Office furniture and equipment           2,067,363         1,950,134
    Leasehold improvements and other           897,067           806,586
                                           ------------      ------------
                                           $29,656,684       $28,332,149

    Less accumulated depreciation
      and amortization                     (12,695,140)      (11,320,670)
                                           ------------      ------------

                                           $16,961,544       $17,011,479
                                           ============      ============

7.  LINE OF CREDIT

    The Company maintains an unsecured line of credit available for working capital and letters of credit of $20 million with a bank at 1/2% below the prevailing prime rate. A second line of credit has been established at another bank for up to $12 million exclusively for letters of credit. At July 31, 2002 and 2001 respectively, the Company had letters of credit outstanding totaling $13,823,000 and $91,000, respectively.

8.  INCOME TAXES

    Earnings, net of minority interests, before provision for income taxes consisted of:

                                    2002        2001        2000
                                 ----------  ----------  -----------

    U.S.                         $2,156,028  $2,969,915  $1,626,350
    Foreign                          29,535     465,247     (53,238)
                                 ----------  ----------  -----------

                                 $2,185,563  $3,435,162  $1,573,112
                                 ==========  ==========  ===========

    The income tax provision (benefit) consists of the following:

                                             Fiscal Year
                                             -----------
                                    2002        2001         2000
                                 ----------  -----------  -----------
    Current
     Federal                     $ 601,154   $1,530,005   $  596,173
     State                         105,129      250,000      338,491
     Foreign                        76,411      194,072       58,547
                                 ----------  -----------  -----------
                                 $ 782,694   $1,974,077   $  993,211
                                 ----------  -----------  -----------

    Deferred
     Federal                     $ (12,926)  $ (439,651)  $ (138,558)
     State                           6,942        5,445      (62,787)
                                 ----------  -----------  -----------
                                 $  (5,984)  $ (434,206)  $ (201,345)
                                 ----------  -----------  -----------
    Total                        $ 776,710   $1,539,871   $  791,866
                                 ==========  ===========  ===========

    The provision for income taxes differs from the federal statutory rate due to the following:

                                                       Fiscal year
                                                        -----------
                                                   2002      2001      2000
                                                  ------    ------    ------

    Federal tax                                    34.0%     34.0%     34.0%
    State taxes, net of federal benefit             3.0       4.9      11.6
    Nondeductible expenses                         (0.8)      0.8       4.0
    Tax exempt interest                            (2.3)     (1.5)     (4.0)
    Foreign operations                              3.0       1.0       4.9
    Adjustment to prior year taxes                  ---       5.2       ---
    Other                                          (1.4)      0.4       ---
                                                  ------    ------    ------

    Total provision                                35.5%     44.8%     50.5%
                                                  ======    ======    ======

    Deferred tax assets (liabilities) were comprised of the following:

                                                          July 31,
                                                          --------
                                                    2002           2001
                                                 -----------    -----------

     Allowance for contract adjustments          $1,959,330     $1,818,767
     Accrued vacation and compensatory time         393,458        435,155
     Property, building and equipment                 ---          127,726
     Unearned stock compensation                    395,003        299,302
     Other                                          219,202        185,022
                                                 -----------    -----------
     Gross deferred tax assets                   $2,966,993     $2,865,972

     State income taxes                            (148,109)      (149,403)
     Other                                         (256,019)       (21,972)
                                                 -----------    -----------
     Gross deferred tax liabilities                (404,128)      (171,375)
                                                 -----------    -----------
     Net deferred tax asset                      $2,562,865     $2,694,597
                                                 ===========    ===========

    The Company has not recorded income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations. At July 31, 2002, these amounts, net of applicable foreign tax credits, were not material.

 9. SHAREHOLDERS' EQUITY

    a.  CLASS A AND CLASS B COMMON STOCK

    The relative rights, preferences and limitations of the Company's Class A and Class B common stock can be summarized as follows: Holders of Class A shares are entitled to elect 25% of the Board of Directors so long as the number of outstanding Class A shares is at least 10% of the combined total number of outstanding Class A and Class B common shares. Holders of Class A common shares have one- tenth the voting power of Class B common shares with respect to most other matters.

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

    b.  INCENTIVE STOCK COMPENSATION

    Under the Company's incentive stock option plan (the "plan"), key employees, including officers of the Company, were granted options to purchase shares of Class A Common stock at an option price of at least 100% of the shares' fair market value at the date of grant. Shares become exercisable after a minimum holding period of five years from the date of grant and expire after a period of ten years from the date of grant. A total of 209,390 shares were authorized for granting under the plan. The plan was terminated in March of 1996.

    There were 10,350 options exercised in fiscal year 2002. No options were exercised in fiscal years 2001 and 2000. Cancelled options during the three year period ended July 31, 2002 amounted to 6,140, 3,645, and 11,407, respectively, at a weighted average exercise price of $10.05,

    $11.00, and $11.58, respectively. No options expired during fiscal year 2002. Expired options for fiscal years 2001 and 2000 were 16,112 and 15,638, respectively, at a weighted average exercise price of $16.08, and $12.73 per share, respectively.

    Options outstanding at the end of the three year period ended July 31, 2002 were 47,414, 61,954, and 80,276, respectively, at a weighted average exercise price of $10.11, $9.63, and $10.92, respectively. Of the options outstanding for the three year period ended July 31, 2002, 47,414, 61,954, and 53,911, respectively, are currently exercisable at a weighted average exercise price of $10.11, $9.63, and $12.82, respectively. At July 31, 2002, 24,000 options have an exercise price between $7.25 and $10.48, with a weighted average exercise price and weighted average contracted life of $7.90 and 3.05 years, respectively. At July 31, 2002, 23,414 options have an exercise price of $12.38 a contractual life of .98 years, respectively.

    The Company estimates that if it elected to measure compensation cost for employee stock based compensation arrangements under SFAS No. 123, it would not have caused net income and earnings per share for fiscal years 2002, 2001 and 2000 to be materially different from their reported amounts.

    c. STOCK AWARD PLAN

    Effective March 16, 1998, the Company adopted the Ecology and Environment, Inc. 1998 Stock Award Plan (the "Award Plan") under which key employees (including officers) of the Company or any of its present or future subsidiaries may be designated to receive awards of Class A common stock of the Company as a bonus for services rendered to the Company or its subsidiaries, without payment therefore, based upon the fair market value of the common stock at the time of the award. The plan requires a three year vesting period. The 1998 plan agreement provides that the stock cannot be sold, assigned, or transferred before a three year vesting period is completed and that the shares are forfeited if an individual's employment is terminated before the vesting period is completed. Accordingly, the Company is amortizing the expense associated with the issuance of the shares ratably over three years.

    The Company issued 50,242 shares at an average fair value of $6.15 per share during the second quarter of fiscal year 2002. In the first quarter of fiscal year 2001, the Company issued 92,339 shares at an average fair value of $6.19 per share. In fiscal year 2000 no shares were issued. Unearned compensation is recorded at the time of issuance and is being amortized over the vesting period.

10. LEASE COMMITMENTS

    The Company rents certain office facilities and equipment under noncancelable operating leases. The Company also rents certain facilities for servicing project sites over the term of the related long-term government contracts. These contracts provide for reimbursement of any remaining rental commitments under such lease agreements in the event that the government terminates the contract.

    At July 31, 2002, future minimum rental commitments, net of estimated amounts allocable to government contracts with rental cost reimbursement clauses, were as follows:

         Fiscal year        Gross           Reimbursable          Net
         -----------      ---------         ------------       ---------
            2003          1,865,690            532,683         1,333,007
            2004          1,736,969            525,083         1,211,886
            2005          1,551,734            524,171         1,027,563
            2006          1,165,956            391,692           774,264
            2007            106,621              ---             106,621

    Gross rental expense under the above lease commitments for 2002, 2001, and 2000 was $2,459,049, $2,959,728, and 2,330,734, respectively.

11. DEFINED CONTRIBUTION PLANS

    Contributions to the supplemental defined contribution plans are discretionary and determined annually by the Board of Directors. The total expense under the supplemental plan for fiscal years 2002, 2001, and 2000 was $1,310,417, $1,214,636, and $1,486,568, respectively.

12. EARNINGS PER SHARE

    The computation of basic earnings per share reconciled to diluted earnings per share follows:
                                                     Fiscal year
                                                     -----------
                                            2002        2001        2000
                                         ----------  ----------  ----------
     Income available
       to common stockholders            $1,408,853  $1,895,291  $  779,016

     Weighted-average common
       shares outstanding (basic)         4,069,848   4,103,740   3,968,500

     Basic earnings
       per share                               $.35        $.46        $.20

     Incremental shares from
       assumed conversions of
       stock options                          2,846       ---         ---

     Adjusted weighted-average
       common shares outstanding          4,072,694   4,103,740   3,968,500

     Diluted earnings
       per share                               $.35        $.46        $.20

    At July 31, 2002 and July 31, 2001, there were 47,414 stock options outstanding with an exercise price ranging from $7.25 to $12.38 which were not included in the above calculations due to their antidilutive nature.

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

14. ACQUISITIONS

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

    In June 2000, the Company purchased a 60% share of the assets of Walsh Environmental Scientists and Engineers LLC, Walsh of Boulder, Colorado for a purchase price of $700,000 cash and $300,000 in Class A common stock. An additional $500,000 in cash was contributed by the

    Company for working capital. The working capital contribution was used to pay down short and long term debt and will provide capital for future growth. Walsh of Boulder provides environmental services to clients in the Rocky Mountain region as well as Ecuador and Peru, through its subsidiaries in those countries.

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

                                        For the year ended July 31,
                                    --------------------------------------
                                         2002        2001          2000
                                    ------------ ------------ ------------

Reported net income                 $  1,408,853  $  1,895,291  $ 779,016

Add back:  goodwill amortization            --          43,080      3,056
                                    ------------  ------------  ---------
Adjusted net income                 $  1,408,853  $  1,938,371  $ 782,072

Basic and diluted earnings
   per share                        $        .35  $        .46  $    .197
Goodwill amortization                       --             .01       .001
                                    ------------  ------------  ---------
Adjusted earnings per share         $        .35  $        .47  $    .198


15. SEGMENT REPORTING

    Ecology and Environment, Inc. has three reportable segments: consulting services, analytical laboratory services, and aquaculture. The consulting services segment provides broad based environmental services encompassing audits and impact assessments, surveys, air and water quality management, environmental engineering, environmental infrastructure planning, and industrial hygiene and occupational health studies to a world wide base of customers. The analytical laboratory provides analytical testing services to industrial and governmental clients for the analysis of waste, soil and sediment samples. The shrimp aquaculture facility, located in Costa Rica, and the fish farm located in Jordan, produce shrimp and tilapia respectively. Both products are grown in a controlled environment for markets worldwide.

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

                           Ecology & Environment, Inc
                          Segment Reporting for the 10K


REPORTABLE SEGMENTS FOR THE FISCAL YEAR ENDED JULY 31, 2002 ARE AS FOLLOWS:

                                              -------------------------------------------------------------------------------------
                                                 CONSULTING       ANALYTICAL      AQUACULTURE      ELIMINATION         TOTAL
                                              -------------------------------------------------------------------------------------
Net revenues from external customers              $ 69,169,489      $ 4,238,980        $ 893,181    $         -       $ 74,301,650
Intersegment net revenues                            2,497,687                -                -       (2,497,687)               -
                                              -------------------------------------------------------------------------------------

Total consolidated net revenues                   $ 71,667,176      $ 4,238,980        $ 893,181     $ (2,497,687)    $ 74,301,650
                                              =====================================================================================

Depreciation expense                                 $ 796,527        $ 405,963        $ 220,492              $ -      $ 1,422,982
Segment profit (loss) before income
          taxes and minority interest                6,108,083         (961,849)      (2,641,682)               -        2,504,552
Segment assets                                      56,454,894        6,867,000        7,698,000                -       71,019,894
Expenditures for long-lived assets                     362,518          585,626          376,391                -        1,324,535


Geographic Information:
                                              ----------------------------------
                                                    NET           LONG-LIVED
                                                REVENUES (1)        ASSETS
                                              ----------------------------------

United States                                     $ 51,452,650     $ 23,551,684
Foreign countries                                   22,849,000        6,105,000

(1) Net revenues are attributed to countries based on the location of the customers.


REPORTABLE SEGMENTS FOR THE FISCAL YEAR ENDED JULY 31, 2001 ARE AS FOLLOWS:

                                              -------------------------------------------------------------------------------------
                                                 CONSULTING       ANALYTICAL          AQUACULTURE      ELIMINATION      TOTAL
                                              -------------------------------------------------------------------------------------

Net revenues from external customers              $ 69,146,912      $ 4,001,481      $   274,149     $         -     $ 73,422,542
Intersegment net revenues                            2,172,292                -                -      (2,172,292)               -
                                              -------------------------------------------------------------------------------------

Total consolidated net revenues                   $ 71,319,204      $ 4,001,481      $   274,149     $(2,172,292)    $ 73,422,542
                                              =====================================================================================


Depreciation expense                              $    822,475      $   372,541      $    61,992     $         -     $  1,257,008
Segment profit (loss) before income                  5,578,815         (728,444)      (1,018,835)              -        3,831,536
          taxes and minority interest
Segment assets                                      44,062,017        6,756,000        6,868,000               -       57,686,017
Expenditures for long-lived assets                   1,135,522          285,508        1,461,146               -        2,882,176

Geographic Information:
                                              ----------------------------------
                                                    NET           LONG-LIVED
                                                REVENUES (1)        ASSETS
                                              ----------------------------------

United States                                     $ 65,418,542     $ 22,468,086
Foreign countries                                    8,004,000        6,238,000

(1) Net revenues are attributed to countries based on the location of the customers.

                          ECOLOGY AND ENVIRONMENT, INC.
                                  SCHEDULE VIII
                          Allowance for Doubtful Accounts
                    Years Ended July 31, 2002, 2001, and 2000


                        Balance at   Charged to                Balance
                        beginning     cost and                 at end
     Year ended         of period     expense     Deduction    of year
    -------------       ----------   ----------   ---------   ----------

    July 31, 2002       $4,490,781   $1,169,005   $ 821,934   $4,837,852
    July 31, 2001       $3,689,103   $1,407,202   $ 605,524   $4,490,781
    July 31, 2000       $2,968,240   $  986,863   $ 266,000   $3,689,103


Selected quarterly financial data (unaudited)
---------------------------------------------
(In thousands, except per share information)

               2002                     First    Second     Third    Fourth
------------------------------------   -------   -------   -------   -------

Gross revenues                         $19,996   $22,143   $21,852   $25,740
Net revenues                            16,568    18,210    18,295    21,229
Income from operations                     881       311       739       438
Income before income taxes and             832       379       781       512
    minority interest
Net income                                 392       161       400       455
Net income per common share:
    basic and diluted                  $   .10   $   .04   $   .10   $   .11
Cash dividends declared per common
    share: basic and diluted           $  ---    $   .16   $  ---    $   .16


               2001                     First    Second     Third    Fourth
------------------------------------   -------   -------   -------   -------

Gross revenues                         $24,294   $21,915   $19,884   $22,104
Net revenues                            19,944    18,426    17,008    18,044
Income from operations                   1,032       843       654       917
Income before income taxes and           1,131       948       722     1,031
    minority interest
Net income                                 591       456       245       604
Net income per common share:
     basic and diluted                 $   .14   $   .11   $   .06   $   .15
Cash dividends declared per common
     share: basic and diluted          $  ---    $   .16   $  ---    $   .16


ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None.

                                 PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth the names, ages and positions of the Directors and executive officers of the Company.


        Name               Age                 Position
------------------------   ---   -----------------------------------------

Gerhard J. Neumaier         64   President and Director

Frank B. Silvestro          65   Executive Vice President and Director

Gerald A. Strobel           61   Executive Vice President of Technical
                                 Services and Director

Ronald L. Frank             63   Executive Vice President of Finance,
                                 Secretary, Treasurer and Director

Gerard A. Gallagher, Jr.    70   Director

Roger J. Gray               60   Senior Vice President

Laurence M. Brickman        57   Senior Vice President

Harvey J. Gross             73   Director

Ross M. Cellino             69   Director

Brent D. Baird              62   Director


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

ITEM 11.  EXECUTIVE COMPENSATION

     There is shown below information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended July 31, 2000 2001 and 2002 of those persons who were at July 31, 2002 (i) the chief executive officer and (ii) the four other most highly compensated executive officers with annual salary and bonus for the fiscal year ended July 31, 2002 in excess of $100,000. In this report, the five persons named in the table below are referred to as the "Named Executives."

                                          SUMMARY COMPENSATION TABLE


                                ANNUAL COMPENSATION                  LONG-TERM COMPENSATION
                          ---------------------------------  -----------------------------------------------
                                                               STOCK
                                                             INCENTIVE   RESTRICTED    LONG-TERM     ALL
        NAME AND          FISCAL                              OPTIONS      STOCK     COMPENSATION   OTHER
   PRINCIPAL POSITION      YEAR   SALARY    BONUS (1)  OTHER  (SHARES)    AWARDS (3)    PAYOUTS      (2)
-------------------------  -----  ------   ----------  -----   ------     ----------   ---------    ------
Gerhard J. Neumaier        2002  $250,271   $25,000     -0-     -0-          -0-          -0-      $14,881
President and Director     2001  $247,051   $25,000     -0-     -0-          -0-          -0-      $14,049
                           2000  $233,680     -0-       -0-     -0-          -0-          -0-      $13,182

Frank B. Silvestro         2002  $227,530   $25,000     -0-     -0-          -0-          -0-      $13,608
Executive Vice President   2001  $224,934   $25,000     -0-     -0-          -0-          -0-      $12,901
and Director               2000  $212,447     -0-       -0-     -0-          -0-          -0-      $11,976

Ronald L. Frank            2002  $227,530   $25,000     -0-     -0-          -0-          -0-      $13,570
Executive Vice President   2001  $224,934   $25,000     -0-     -0-          -0-          -0-      $12,901
of Finance, Secretary,     2000  $212,447     -0-       -0-     -0-          -0-          -0-      $11,976
Treasurer and Director

Gerald A. Strobel          2002  $227,530   $25,000     -0-     -0-          -0-          -0-      $13,570
Executive Vice President   2001  $224,934   $25,000     -0-     -0-          -0-          -0-      $12,901
of Technical Services      2000  $212,447     -0-       -0-     -0-          -0-          -0-      $11,976
and Director

Roger J. Gray *            2002  $200,974     -0-       -0-     -0-       $10,571         -0-      $10,696
Senior Vice President      2001  $180,650   $ 6,000     -0-     -0-       $ 4,000         -0-      $ 9,671
                           2000  $180,650   $ 6,000     -0-     -0-       $14,000         -0-      $10,603


(1) Amounts earned for bonus compensation determined by the Board of Directors.

(2) Represents group term life insurance premiums, contributions made by the Company to its Defined Contribution Plan and Defined Contribution Plan SERP accruals on behalf of each of the Named Executives.
(3) As of July 31, 2002, there were 2,763 shares of the Company's Class A Common Stock which was restricted stock issued pursuant to the Company's Stock Award Plan issued to Roger Gray having a value of $28,735 as of July 31, 2002.
 * Beginning November 2001, Mr. Gray has been on a 30 month assignment in Saudi Arabia as Project Manager of the Company's work there. The Board of Directors have approved a special cost of living adjustment and completion bonus for Mr. Gray amounting to approximately 40% of base salary earned annually.

    None of the Company's executive officers have employment agreements. Directors who are not employees of the Company are paid an annual fee of $26,478 payable quarterly.

COMPENSATION PURSUANT TO PLANS

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

SUPPLEMENTAL RETIREMENT PLAN. In April 1994, the Board of Directors of the Company, in response to changes in the tax code, voted to establish a Supplemental Executive Retirement Plan ("SERP") for purposes of providing retirement benefits to employees including officers of the Company whose retirement benefits under the DC Plan are reduced as a result of the compensation limitation imposed by the tax code change. This plan is a non-qualified plan which provides benefits that would have been lost from the DC Plan due to the imposition of the compensation restriction.


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

     The Award Plan is not a qualified plan under Section 401(a) of the Internal Revenue Code. The plan permits grants of the award for a period of five (5) years from the date of adoption. As of July 31, 2002, awards for 123,064 shares of Class A common stock have been granted.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     During the fiscal year ended July 31, 2002, Roger Gray failed to file on a timely basis one report showing one transaction.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The following table sets forth, as of September 30, 2002, the number of outstanding shares of Class A Common Stock and Class B Common Stock of the Company beneficially owned by each person known by the Company to be the beneficial owner of more than 5 percent of the then outstanding shares of Common
Stock:
                         Class A Common Stock        Class B Common Stock
                         ----------------------      --------------------
                         Nature and   Percent        Nature and
                         Amount of       of          Amount of
                         Beneficial   Class As       Beneficial  Percent
                         Ownership    Adjusted       Ownership     of
Name and Address(1)        (2)(3)       (4)            (2)(3)     Class
-----------------------  ----------   ---------      ----------  --------

Gerhard J. Neumaier*        355,777       13.0%         345,894     20.5%

Frank B. Silvestro*         288,937       10.8%         288,937     17.1%

Ronald L. Frank*            213,059        8.2%         209,544     12.4%

Gerald A. Strobel*          222,741        8.5%         222,741     13.2%

Franklin Resources,
Inc.                        290,000       12.2%           ---      ---

First Carolina
Investors, Inc.             425,000       17.8%           ---      ---

The Cameron Baird
 Foundation                 250,000       10.5%           ---      ---

*  See Footnotes in next table

(1) The address for Gerhard J. Neumaier, Frank B. Silvestro, Ronald L. Frank and Gerald A. Strobel is c/o Ecology and Environment, Inc., 368 Pleasant View Drive, Lancaster, New York 14086, unless otherwise indicated. The address for Franklin Resources, Inc. is 901 Mariners Island Blvd.,
6th Floor, San Mateo, California 94404.  The address for The
Cameron Baird Foundation is c/o Kavinoky & Cook, 120 Delaware Avenue, Buffalo, New York 14202. The address for First Carolina Investors, Inc. is 1130 East Third Street, Suite 400, Charlotte, North Carolina 28204.

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

(3) There are 2,384,353 shares of Class A Common Stock issued and outstanding and 1,685,809 shares of Class B Common Stock issued and outstanding as of September 30, 2002. The figures in the "as adjusted" columns are based upon these totals and except as set forth in the preceding sentence, upon the assumptions described in footnote 2 above.

SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Company's Class A Common Stock and Class B Common Stock as of September 30, 2002, by (i) each Director of the Company and (ii) all Directors and officers of the Company as a group.

                                  Class A Common Stock             Class B Common Stock
                                 -----------------------          ---------------------
                                 Nature and     Percent           Nature and
                                 amount of         of             amount of
                                 beneficial     class as          beneficial   Percent
                                 ownership      adjusted          ownership      of
         Name(1)                   (2)(3)         (4)               (2)(3)      class
-----------------------------    ----------     --------          ----------   --------
Gerhard J. Neumaier (5) (14)        355,777        13.0%             345,894      20.5%

Frank B. Silvestro (14)             288,937        10.8%             288,937      17.1%

Ronald L. Frank (6) (14)            213,059         8.2%             209,544      12.4%

Gerald A. Strobel (7) (14)          222,741         8.5%             222,741      13.2%

Harvey J. Gross (8)                  80,047         3.2%              80,047       4.7%

Gerard A. Gallagher, Jr.             61,641         2.5%              61,300       3.6%

Ross M. Cellino (9)                  17,111          *                 1,050        *

Roger Gray (10)                      10,795          *                 5,662        *

Brent D. Baird (11)                 435,000        18.2%               ---         ---

Directors and officers
Group (12)(13)                    1,692,816        46.9%           1,223,102      72.6%
(10 individuals)

* Less than 0.1%
---------------------------------------------------------------------------


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

3. Each named person and all Directors and officers as a group are deemed to be the beneficial owners of securities that may be acquired within 60 days through the exercise of exchange or conversion rights. The shares of Class A Common Stock issuable upon conversion by any such shareholder are not included in calculating the number of shares or percentage of Class A Common Stock beneficially owned by any other shareholder. Moreover, the table gives effect to only 4,417 shares of Class A Common Stock of the total 47,414 shares of Class A Common Stock that may be issued pursuant to the Company's Incentive Stock Option Plan, which may be purchased within the next 60 days pursuant to vested options granted to one officer.

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

14. Subject to the terms of the Restrictive Agreement. See "Security Ownership of Certain Beneficial Owners-Restrictive Agreement".

RESTRICTIVE AGREEMENT

    Messrs. Gerhard J. Neumaier, Silvestro, Frank, and Strobel entered into a Stockholders' Agreement in 1970 which governs the sale of an aggregate of 1,229,118 shares Class B Common Stock owned by them, the former spouse of one of the individuals and the children of the individuals. The agreement provides that prior to accepting a bona fide offer to purchase all or any part of their shares, each party must first allow the other members to the agreement the opportunity to acquire on a pro rata basis, with right of over-allotment, all of such shares covered by the offer on the same terms and conditions proposed by the offer.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS

(a)   1.  FINANCIAL STATEMENTS                                       PAGE
          --------------------                                       ----

          Report of Independent Accountants                           16

            Consolidated Balance Sheet -
            July 31, 2002 and 2001                                    18

            Consolidated Statement of Income
            for the fiscal years ended
            July 31, 2002, 2001 and 2000                              19

            Consolidated Statement of Changes in
            Shareholders' Equity for the fiscal years
            ended July 31, 2002, 2001 and 2000                        20

            Consolidated Statement of Cash Flows for
            the fiscal years ended July 31, 2002,
            2001 and 2000                                             21

            Notes to Consolidated Financial Statements                22


      2.  FINANCIAL STATEMENT SCHEDULE

            Schedule VIII - Allowance for
            Doubtful Accounts                                         34

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

           10.5 Summary of Ecology and Environment Discretionary Performance Plan (3)

           10.6 1998 Ecology & Environment, Inc. Stock Award Plan and Amendments (3)

           21.5             Schedule of Subsidiaries as of July 31, 2002 (2)

           23.0             Consent of Independent Accountants (3)

           99.1 Sarbanes - Oxley Act of 2002 Certification of Principal Executive Officer (3)

           99.2 Sarbanes - Oxley Act of 2002 Certification of Principal Financial Officer (3)


                                  FOOTNOTES

                            (1) Filed as exhibits to the Company's
                                Registration Statement on Form S-1, as
                                amended by Amendment Nos. 1 and 2,
                                (Registration No. 33-11543), and
                                incorporated herein by reference.

                            (2) Filed as exhibits to the Company's Form 10-K for
                                Fiscal Year Ending July 31, 2001, and
                                incorporated herein by reference.

                            (3) Filed herewith.


(a)   Reports on Form 8-K

      Registrant has not filed any reports on Form 8-K during the fourth quarter ended July 31, 2002.

                                  SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, ECOLOGY AND ENVIRONMENT, INC. has duly caused this Annual Report to be signed on its behalf by the undersigned hereunto duly authorized:

Dated:  October 29, 2002               ECOLOGY AND ENVIRONMENT, INC.


                                       By: /s/ Gerhard J. Neumaier
                                           ------------------------------------
                                           Gerhard J. Neumaier, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

SIGNATURE                    TITLE                    DATE
---------                    -----                    ----


/s/ Gerhard J. Neumaier      President                October 29, 2002
---------------------------  (Chief Executive
Gerhard J. Neumaier          Officer)


/s/ Frank B. Silvestro       Executive                October 29, 2002
---------------------------  Vice-President
Frank B. Silvestro

/s/ Gerald A. Strobel        Executive                October 29, 2002
---------------------------  Vice-President
Gerald A. Strobel

/s/ Ronald L. Frank          Secretary, Treasurer,    October 29, 2002
---------------------------  Executive Vice-President
Ronald L. Frank              of Finance
                             (Principal Financial
                             and Accounting Officer)

/s/ Gerard A. Gallagher, Jr. Director                 October 29, 2002
---------------------------
Gerard A. Gallagher, Jr.

/s/ Harvey J. Gross          Director                 October 29, 2002
---------------------------
Harvey J. Gross

/s/ Ross M. Cellino          Director                 October 29, 2002
---------------------------
Ross M. Cellino

/s/ Brent D. Baird           Director                 October 29, 2002
---------------------------
Brent D. Baird

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER



         I, GERHARD J. NEUMAIER, CERTIFY THAT:


          1. I have reviewed this Annual Report on Form 10-K of Ecology and Environment, Inc.;

          2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report.

          3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, result of operation and cash flows of the Registrant as of, and for, the periods presented in this Annual Report.




         Dated:  October 29, 2002       /s/ Gerhard J. Neumaier
                                        ---------------------------------------
                                        GERHARD J. NEUMAIER
                                        President - Principal Executive Officer

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER



         I, RONALD L. FRANK, CERTIFY THAT:


          1. I have reviewed this Annual Report on Form 10-K of Ecology and Environment, Inc.;

          2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report.

          3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, result of operation and cash flows of the Registrant as of, and for, the periods presented in this Annual Report.




Dated:  October 29, 2002       /s/ Ronald L. Frank
                               ---------------------------------
                               RONALD L. FRANK
                               Executive Vice President,
                               Secretary, Treasurer and
                               Chief Financial Officer-Principal
                                 Financial Officer