Form 10-Q
period 2002-10-26
ECOLOGY & ENVIRONMENT INC
filed 2002-12-11
CIK 809933

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549


                                   FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act in 1934



  For Quarter Ended October 26, 2002            Commission File #1-9065



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


  At December 1, 2002, 2,380,754 shares of Registrant's Class A Common Stock (par value $.01) and 1,685,809 shares of Class B Common Stock (par value $.01) were outstanding.


                          PART I - FINANCIAL INFORMATION
                          -----------------------------

ITEM 1.  Financial Statements



                        Ecology and Environment, Inc.
                         Consolidated Balance Sheet

                                                     October 26,           July 31,
                                                        2002                 2002
                                                     (unaudited)
                                                     ------------        ------------
Assets
------
Current assets:
     Cash and cash equivalents                       $ 4,269,161          $ 8,229,034
     Investment securities available for sale          3,940,500            3,904,799
     Contract receivables, net                        32,388,396           29,268,949
     Deferred income taxes                             2,296,833            2,325,370
     Income taxes receivable                               ---                312,977
     Other current assets                              5,543,139            5,144,428
                                                     ------------         ------------
        Total current assets                          48,438,029           49,185,557

Property, building and equipment, net                 16,859,756           16,961,544
Deferred income taxes                                    237,495              237,495
Other assets                                           2,286,075            4,635,298
                                                     ------------         ------------
        Total assets                                 $67,821,355          $71,019,894
                                                     ============         ============

Liabilities and Shareholders' Equity
------------------------------------

Current liabilities:
     Accounts payable                                $ 4,695,182          $ 5,923,996
     Accrued payroll costs                             4,698,163            4,359,302
     Income taxes payable                                240,438              266,411
     Deferred revenue                                  5,733,226            3,822,069
     Other accrued liabilities                         2,842,661            4,545,708
                                                     ------------         ------------
        Total current liabilities                     18,209,670           18,917,486

Deferred revenue                                       5,889,583            9,088,740
Minority interest                                      2,042,090            1,719,428

Shareholders' equity:
     Preferred stock, par value $.01 per share
        authorized - 2,000,000 shares; no shares
        issued                                             ---                   ---
     Class A common stock, par value $.01 per
        share; authorized - 6,000,000 shares;
        issued - 2,469,071 and 2,468,571 shares           24,691               24,686
     Class B common stock, par value $.01 per
        share; authorized - 10,000,000 shares
        issued - 1,712,068 and 1,712,068 shares           17,121               17,121
     Capital in excess of par value                   17,376,064           17,372,444
     Retained earnings                                27,103,389           26,570,576
     Accumulated other comprehensive income           (1,877,298)          (1,661,265)
     Unearned compensation, net of tax                  (157,554)            (222,921)
     Treasury stock - Class A Common, 87,570 and
        82,717 shares; Class B common, 26,259
        and 26,259 shares, at cost                      (806,401)            (806,401)
                                                     ------------         ------------
        Total shareholders' equity                    41,680,012           41,294,240
                                                     ------------         ------------

        Total liabilities and shareholders' equity   $67,821,355          $71,019,894
                                                     ============         ============

The accompanying notes are an integral part of these financial statements.


                               Ecology and Environment, Inc.
                             Consolidate Statement of Income
                                       (Unaudited)

                                                      Three months ended
                                                  ---------------------------
                                                   October 26,   October 27,
                                                      2002          2001
                                                  ------------   ------------
Gross revenues                                    $22,370,085    $19,995,656
Less:  direct subcontract costs                     2,832,261      3,427,962
                                                  ------------   ------------

Net revenues                                       19,537,824     16,567,694

Operating costs and expenses:
     Cost of professional services and
             other direct operating expenses       10,704,538      8,321,323
     Administrative and indirect operating
             expenses                               5,626,002      5,160,959
     Marketing and related costs                    1,625,355      1,875,214
     Depreciation                                     348,102        329,138
                                                  ------------   ------------

Total operating costs & expenses                   18,303,997     15,686,634
                                                  ------------   ------------

Income from operations                              1,233,827        881,060
Interest expense                                      (15,285)        (1,885)
Interest income                                        57,793         82,454
Other expense                                         (66,819)      (129,325)
                                                  ------------   ------------

Income before income taxes and minority interest    1,209,516        832,304
Total income tax provision                            314,041        354,840
                                                  ------------   ------------

Net income before minority interest                   895,475        477,464
Minority interest                                    (342,622)       (85,012)
                                                  ============   ============

Net income                                        $   552,853    $   392,452
                                                  ============   ============

Net income per common share:  Basic and Diluted   $      0.14    $      0.10
                                                  ============   ============

Weighted average common shares outstanding:
     Basic                                          4,069,060      4,064,555
                                                  ============   ============

     Diluted                                        4,071,404      4,066,849
                                                  ============   ============

The accompanying notes are an integral part of these financial statements.



                          Ecology and Environment, Inc.
                       Consolidated Statement of Cash Flows
                                    (Unaudited)
                                                              Three Months Ended
                                                         ------------------------------
                                                          October 26,       October 27,
                                                             2002              2001
                                                         ------------      ------------
Cash flows from operating activities:
     Net income                                          $   552,853       $   392,452
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
     Depreciation                                            348,102           329,138
     Amortization                                             65,367            80,796
     Gain on disposition of property and equipment             1,500             ---
     Minority interest                                       322,662            85,012
     Provision for contract adjustments                      239,934           115,400
     (Increase) decrease in:
        - contracts receivable, net                       (3,359,381)        1,932,880
        - other current assets                              (398,711)         (200,191)
        - income taxes receivable                            312,977          (143,692)
        - deferred income taxes                               28,537           107,366
        - other non-current assets                         2,349,223            (8,688)
     Increase (decrease) in:
        - accounts payable                                (1,228,814)       (2,268,357)
        - accrued payroll costs                              338,861           195,658
        - income taxes payable                               (25,973)       (1,131,603)
        - deferred revenue                                (1,288,000)            ---
        - other accrued liabilities                       (1,703,047)           (8,372)
                                                          -----------       -----------

     Net cash used in operating activities                (3,443,910)         (522,201)
                                                          -----------       -----------

Cash flows used in investing activities:
     Purchase of property, building and equipment, net      (249,314)         (321,848)
     Proceeds from sale of assets                              1,500             ---
     Payment for the purchase of bond                        (35,701)          (37,456)
                                                          -----------       -----------

     Net cash used in investing activities                  (283,515)         (359,304)
                                                          -----------       -----------

Cash flows used in financing activities:
     Dividends paid                                          (20,040)            ---
     Repayment of long-term debt                               ---             (34,498)
     Net proceeds from issuance of common stock                3,625             ---
     Purchase of treasury stock                                ---             (22,187)
     Foreign currency translation reserve                   (216,033)            ---
                                                          -----------       -----------

     Net cash used in financing activities                  (232,448)          (56,685)
                                                          -----------       -----------

Net decrease in cash and cash equivalents                 (3,959,873)         (938,190)
Cash and cash equivalents at beginning of period           8,229,034         7,831,972
                                                          -----------       -----------

Cash and cash equivalents at end of period                $4,269,161        $6,893,782
                                                          ===========       ===========

The accompanying notes are an integral part of these financial statements.




                              Ecology and Environment, Inc.
               Consolidated Statement of Changes in Shareholders' Equity

                            ---------------------------------------
                                         Common Stock
                            ---------------------------------------
                                 Class A             Class B          Capital in
                            ------------------  -------------------   Excess of
                            Shares     Amount    Shares    Amount     Par Value
                            ------------------  -------------------  ------------

Balance at July 31, 2001    2,414,009  $24,140  1,756,280  $17,563   $17,274,654
                            =========  =======  ========== ========  ============

Net income                      ---    $ ---        ---    $ ---     $     ---
Foreign currency
  translation reserve           ---      ---        ---      ---           ---
Cash dividends paid
  ($.32 per share)              ---      ---        ---      ---           ---
Unrealized investment
  gain, net                     ---      ---        ---      ---           ---
Conversion common
  stock - B to A               44,212      442    (44,212)    (442)        ---
Repurchase of Class A
  common stock                  ---      ---        ---      ---           ---
Stock options                  10,350      104      ---      ---          75,634
Issuance of stock under
  stock award plan, net         ---      ---        ---      ---           ---
Amortization                    ---      ---        ---      ---           ---
Forfeitures                     ---      ---        ---      ---          22,156
                            ---------  -------  ---------- --------   -----------
Balance at July 31, 2002    2,468,571  $24,686  1,712,068  $17,121   $17,372,444
                            =========  =======  ========== ========  ============

Net income                      ---    $ ---        ---    $ ---    $      ---
Foreign currency
  translation reserve           ---      ---        ---      ---           ---
Cash dividends paid
  ($.32 per share)              ---      ---        ---      ---           ---
Unrealized investment
  gain, net                     ---      ---        ---      ---           ---
GAC Dividends                   ---      ---        ---      ---           ---
Conversion of common
  stock - B to A                ---      ---        ---      ---           ---
Repurchase of Class A
  common stock                  ---      ---        ---      ---           ---
Stock options                     500        5      ---      ---           3,620
Amortization                    ---      ---        ---      ---           ---
                            ---------  -------  ---------- --------  ------------
Balance at October 26, 2002 2,469,071  $24,691  1,712,068  $17,121   $17,376,064
                            =========  =======  ========== ========  ============
                            -----------------------------------------------------------------
                                            Accumulated
                                               Other                      Treasury Stock
                            Retained       Comprehensive    Unearned   ----------------------
                            Earnings           Income     Compensation   Shares     Amount
                            ------------   -------------  ------------ --------- ------------
Balance at July 31, 2001    $26,477,138     $  (647,719)  $ (181,963)   101,703  $  (625,423)
                            ============    ============  ===========  =========  ===========

Net income                  $ 1,408,853     $     ---     $    ---        ---    $     ---
Foreign currency
  translation reserve             ---        (1,043,365)       ---        ---          ---
Cash dividends paid
  ($.32 per share)           (1,315,415)          ---          ---        ---          ---
Unrealized investment
  gain, net                       ---            29,819        ---        ---          ---
Conversion common
  stock - B to A                  ---             ---          ---        ---          ---
Repurchase of Class A
  common stock                    ---             ---          ---       57,515     (425,739)
Stock options                     ---             ---          ---        ---          ---
Issuance of stock under
  stock award plan, net           ---             ---       (324,456)   (50,242)     308,988
Amortization                      ---             ---        261,468      ---          ---
Forfeitures                       ---             ---         22,030      ---        (64,227)
                             -----------    ------------  -----------   --------  -----------
Balance at July 31, 2002     26,570,576     $(1,661,265)  $ (222,921)  $108,976   $ (806,401)
                             ===========    ============  ===========  =========  ===========

Net income                  $   552,853     $     ---          ---     $  ---    $     ---
Foreign currency
  translation reserve             ---          (216,033)       ---        ---          ---
Cash dividends paid
  ($.32 per share)                ---             ---          ---        ---          ---
Unrealized investment
  gain, net                       ---             ---          ---        ---          ---
GAC Dividends                   (20,040)          ---          ---        ---          ---
Conversion of common
  stock - B to A                  ---             ---          ---        ---          ---
Repurchase of Class A
  common stock                    ---             ---          ---        ---          ---
Stock options                     ---             ---          ---        ---          ---
Amortization                      ---             ---         65,367      ---          ---
                            ------------   -------------  -----------  ---------  -----------
Balance at October 26, 2002  27,103,389    $ (1,877,298)  $ (157,554)   108,976   $ (806,401)
                            ============   =============  ===========  =========  ===========

                 ECOLOGY AND ENVIRONMENT, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of significant accounting principles

     a.  Consolidation
         -------------

     The consolidated financial statements include the accounts of the Company and its wholly-owned and majority owned subsidiaries. Also reflected in the financial statements are the 50 percent ownership in two Chinese operating joint ventures, Beijing Yi Yi Ecology and Engineering Co. Ltd. and The Tianjin Green Engineering Company.
     These joint ventures are accounted for under the equity method. All significant intercompany transactions and balances have been eliminated. The consolidated balance sheet at October 26, 2002 and the accompanying consolidated statements of income, cash flows, and of changes in shareholders' equity are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. The accompanying financial statements should be reviewed in conjunction with the Company's fiscal year ended July 31, 2002 audited financial statements.

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

     Revenues related to long-term government contracts are subject to audit by an agency of the United States government. Government audits have been completed through fiscal year 1993 and are currently in process for fiscal years 1994 through 2001. However, final rates have not been negotiated under these audits since 1989l. The majority of the balance in the allowance for contract adjustments accounts represents a reserve against possible adjustments for fiscal years 1992 through 2002.

     Deferred revenue balances at October 26, 2002 and July 31, 2002 represent net advances received under the Saudi and Kuwait contracts. The Company has received approximately $10.0 million of net advances under these contracts. Those advances are amortized against future progress billings over the respective contract periods.

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

     e.  Inventories
         -----------

     Inventories consist of shrimp, feed and chemicals and are stated at the lower of cost or market and are included in other current assets in the amount of $910,575 at October 26, 2002 and $1,098,967 at July 31, 2002.

     f.  Impairment of Long Lived Assets
         -------------------------------

     The Company reviews the carrying value of its long-lived assets, whenever events or changes in circumstances indicate that the historical carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value. There were no impairment charges recognized in 2003 or 2002.


     g.  Reclassification
         ----------------

     Certain prior year balances have been reclassified to conform to the current quarter presentation.

2.   Contract Receivables, Net
     -------------------------

     Contract receivables are comprised of:

                                           October 26,       July 31,
                                              2002            2002
                                          ------------    ------------

     United States government
        Billed                            $ 3,417,085     $ 4,271,382
        Unbilled                            1,612,826       1,119,391
                                          ------------    ------------
                                            5,029,911       5,390,773
                                          ------------    ------------
     Industrial customers and state
     and municipal governments
        Billed                             22,745,776      19,748,261
        Unbilled                            7,153,985       6,635,038
                                          ------------    ------------
                                           29,899,761      26,383,299
                                          ------------    ------------
     Less allowance for contract
     adjustments                           (2,541,276)     (2,505,123)
                                          ------------    ------------

                                          $32,388,396     $29,268,949
                                          ============    ============

     United States government receivables arise from long-term U.S. government prime contracts and subcontracts. Unbilled receivables result from revenues which have been earned, but are not billed as of period-end. Management anticipates that the October 26, 2002 unbilled receivables will be substantially billed and collected in fiscal year 2003. Within the above billed balances are contractual retainages in the amount of approximately $709,000 at October 26, 2002 and $684,000 at July 31, 2002. Included in other accrued liabilities is an additional allowance for contract adjust-ments relating to potential cost disallowances on amounts billed and collected in current and prior years' projects of approximately $2,332,000 at October 26, 2002 and $2,332,000 at July 31, 2002. An
     allowance for contract adjustments is recorded for contract disputes and government audits when the amounts are estimatable.

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

Reportable segment data for the three months ended October 26, 2002 are as follows:

                                            Consulting  Analytical  Aquaculture   Elimination      Total
                                           -----------  ----------- ------------ ------------- ------------
     Net revenues from external customers  $17,732,134  $1,319,038  $   486,652  $     ---     $19,537,824
     Intersegment net revenues                 688,889        ---          ---      (688,889)        ---
                                           -----------  ----------- ------------ ------------  ------------

     Total consolidated net revenues       $18,421,023  $1,319,038  $   486,652  $  (688,889)  $19,537,824
                                           ===========  =========== ============ ============  ============

     Depreciation expense                  $   192,558  $   97,867  $    57,677  $     ---     $   348,102
     Segment profit (loss)                   1,920,394      44,743     (755,621)       ---       1,209,516
     Segment assets                         54,832,355   6,854,000    6,135,000        ---      67,821,355
     Expenditures for long-lived assets        753,621      96,592     (579,809)       ---         270,404

     Geographic Information:

                                          Net              Long-lived
                                        Revenues (1)          Assets
                                       -------------       ------------

          United States                $13,459,824         $23,810,088
          Foreign countries              6,078,000           6,117,000

     (1) Net revenues are attributed to countries based on the location of the customers.

 Reportable segment data for the three months ended October 27, 2001 are as follows:

                                           Consulting   Analytical   Aquaculture  Elimination      Total
                                           -----------  -----------  -----------  ------------  -----------
     Net revenues from external customers  $15,238,858  $1,034,487   $  294,349   $    ---      $16,567,694
     Intersegment revenues                     742,739       ---          ---        (742,739)        ---
                                           -----------  -----------  -----------  ------------  -----------

     Total consolidated net revenues       $15,981,597  $1,034,487   $  294,349   $  (742,739)  $16,567,694
                                           ===========  ===========  ===========  ============  ===========

     Depreciation expense                  $   216,990  $   66,342   $   45,806   $     ---     $   329,138
     Segment profit (loss)                   1,530,187    (185,700)    (512,183)        ---         832,304
     Segment Assets                         40,806,465   6,082,000    8,105,000         ---      54,993,465
     Expenditures for long-lived assets        248,389      67,681      191,972         ---         508,042


     Geographic Information:

                                           Net          Long-lived
                                       Revenues (1)       Assets
                                       ------------    ------------

         United States                 $14,471,694     $22,629,128
         Foreign countries               2,096,000       6,585,000

     (1) Net revenues are attributed to countries based on the location of the customers.

5.   Goodwill
     ------------

     In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting. Statement No. 142 discusses how intangible assets that are acquired should be accounted for in financial statements upon their acquisition and also how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Beginning on August 1, 2001 with the adoption of Statement No. 142, goodwill existing on July 31, 2001, is no longer being amortized. Rather the goodwill is subject to an annual assessment for impairment. The adoption of SFAS No. 142 did not have a material impact on the Company's financial statements.

6.   Stock Award Plan
     ----------------

     Effective March 16, 1998, the Company adopted the Ecology and Environment, Inc. 1998 Stock Award Plan (the "Award Plan") under which key employees (including officers) of the Company or any of its present or future subsidiaries may be designated to receive awards of Class A Common stock of the Company as a bonus for services rendered to the Company or its subsidiaries, without payment therefore, based upon the fair market value of the common stock at the time of the award. The plan requires a three year vesting period. The 1998 plan agreement provides that the stock cannot be sold, assigned, or transferred before a three year vesting period is completed and that the shares are forfeited if an individual's employement is terminated before the vesting period is completed. Accordingly, the Company is amortizing the expense associated with the issuance of the shares ratably over the vesting period.

     The Company issued 39,769 shares at an average fair value of $7.40 per share in November of 2002. The Company issued 50,242 shares at an average fair value of $6.15 per share during the second quarter of fiscal year 2002. In the first quarter of fiscal year 2001, the Company issued 92,339 shares at an average fair value of $6.19 per share. In fiscal year 2000 no shares were issued. Unearned compensation is recorded at the time of issuance and is being amortized over the vesting period.

7.   Line of Credit
     --------------

     The Company maintains an unsecured line of credit available for working capital and letters of credit of $20 million with a bank at 1/2 percent below the prevailling prime rate. A second line of credit has been established at another bank for up to $12 million exclusively for letters of credit. At October 26, 2002 and July 31, 2002, the Company had letters of credit outstanding totaling $16,743,000 and $13,823,000, respectively.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition
-------------------

At October 26, 2002 the Company had a working capital balance of $30.2 million, nearly equal to the $30.3 million balance reported at July 31, 2002. Cash and cash equivalents decreased $4.0 million as a result of a $3.1 million increase in contracts receivable and a $1.2 million decrease in accounts payable. The increase in contracts receivable was mainly attributable to the Saudi Arabia and Kuwait Contracts entered into by the Company's subsidiaries during fiscal year 2002.

The Company maintains an unsecured line of credit of $20.0 million with a bank at 1/2 percent below the prevailing prime rate. A second line of credit has been established at another bank for up to $12.3 million, exclusively for letters of credit. There are no borrowings outstanding under these lines of credit at October 26, 2002 and none were required during the first quarter of fiscal year 2003. The Company has outstanding letters of credit (LOC's) at October 26, 2002 in the amount of $16.7 million. These LOC's were obtained to secure advance payments and performance guarantees for contracts in the Middle East. The Company has historically financed its activities through cash flows from operations. Internally generated funds have been adequate to support the demands for working capital, the purchase of new fixed assets and investment securities and the payment of dividends. There are no significant additional working capital requirements pending at October 26, 2002.

Results of Operations

Net Revenue

Net revenues for the first quarter of fiscal year 2003 were $19.5 million, up 17 percent from the $16.6 million reported in the first quarter of fiscal year 2002. The increase is mainly attributable to the Company's Saudi
Arabia and Kuwait contracts. During the first quarter these contracts reported increased net revenues of $5.2 million. The Company's Analytical Services Center (ASC) reported an increase in net revenues of 28 percent for the first quarter of fiscal year 2003, mainly attributable to work received from these contracts.

The Shrimp Farm operation, based in Costa Rica, reported net revenues of $487,000 for the first quarter of fiscal year 2003. Harvests were completed during the first quarter, however the results were disappointing due to the effect of the white spot syndrome virus which infested the farm during the fourth quarter of fiscal year 2002.

Walsh Environmental, a majority owned subsidiary, reported net revenues of $1.5 million for the first quarter of fiscal year 2002, a decrease of $347,000 from the $1.8 million reported for the first quarter of fiscal year 2002.

Net revenues for the first quarter of fiscal year 2002 were $16.6 million, down 16.9 percent from the $19.9 million reported in fiscal year 2001. This decrease was primarily due to the completion of five major contracts with the USEPA. Offsetting this decrease in work from the USEPA was a 16 percent increase in other company net revenue, lead by a $1.2 million, or 60 percent, increase in revenues from State clients. The Company experienced a 9 percent increase in net revenues from various United States Department of Defense clients. Walsh Environmental reported an increase of $400,000, or 27.5 percent, in net revenues from the first quarter of fiscal year 2001.

Income Before Income Taxes and Minority Interest

The Company's income before income taxes and minority interest for the first quarter of fiscal year 2003 was $1.2 million, up 44 percent from the $832,000 reported in the first quarter of fiscal year 2002. The increase in income before taxes and minority interest was attributable to the overall increased net revenues and the performance of the Company's Analytical Services Center. The ASC reported an operating income of $45,000 for the first quarter of fiscal year 2003, compared to an operating loss of $186,000 reported during the first quarter of fiscal year 2002. This increase in the ASC profits was due to both increased production efficiencies and an increased sales volume. The Company's subsidiaries, excluding the Shrimp Farm, reported a 600 percent increase in operating income during the first quarter of fiscal year 2003. The new contracts in Saudi Arabia and Kuwait were the main reason for this increase.

Excluding the Shrimp Farm operation, the company earned $.26 per share for the first quarter, compared to $.18 per share in the first quarter of fiscal year 2002. The Shrimp Farm operation reported an operating loss of $756,000 for the first quarter of fiscal year 2003, an increased loss of $244,000 from the prior year. The farm was nearing full production when it was once again infested with the white spot syndrome virus during the fourth quarter of fiscal year 2002. Management has reduced production levels by 50 percent to minimize further loses.

The Company's income before income taxes and minority interest for the first quarter of fiscal year 2002 was $832,000, down 26 percent from the $1.1 million reported in the first quarter of fiscal year 2001. The Company has continued to reduce operating costs, increase staff utilization throughout the entire company and aggressively market higher margin work, specifically in the commercial and international markets. The Shrimp Farm operation reported a net loss of $512,000 for the first quarter of fiscal year 2002. Walsh Environmental has continued to have a positive impact on income, adding $268,000 to net income before taxes and minority interest. Due to a drop in sales, E&E do Brasil and the Analytical Services Center reported a decrease in net income before taxes and minority interest for the quarter of $143,000 and $165,000, respectively.


                        PART II - OTHER INFORMATION
                        ---------------------------

None.

                               SIGNATURE
                               ---------


Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ECOLOGY AND ENVIRONMENT, INC.


Date:
December 10, 2002                      By: RONALD L. FRANK
                                          ----------------------------
                                           RONALD L. FRANK
                                           EXECUTIVE VICE PRESIDENT -
                                           CHIEF FINANCIAL OFFICER
                                           (PRINCIPAL FINANCIAL
                                            ACCOUNTING OFFICER)





CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
--------------------------------------------

     I, GERHARD J. NEUMAIER, certify that:

     1. I have reviewed this Quarterly Report on Form 10-Q of Ecology and Environment, Inc.;

     2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of lthe circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report.

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, result of operation and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report.

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

          c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  December 10, 2002             GERHARD J. NEUMAIER
                                     ----------------------------------------
                                      GERHARD J. NEUMAIER
                                      President - Principal Executive Officer


CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
--------------------------------------------

     I, RONALD L. FRANK, certify that:

     1. I have reviewed this Quarterly Report on Form 10-Q of Ecology and Environment, Inc.;

     2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of lthe circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report.

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, result of operation and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report.

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

          c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  December 10, 2002             RONALD L. FRANK
                                     -----------------------------------------
                                      RONALD L. FRANK
                                      Executive Vice President, Secretary,
                                      Treasurer and Chief Financial Officer-
                                      Principal Financial Officer