Form 10-Q/A
period 2002-10-26
ECOLOGY & ENVIRONMENT INC
filed 2002-12-12
CIK 809933

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549


                                   FORM 10-Q/A

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

     The Registrant, Ecology and Environment, Inc., (the "Company" or "EEI"), filed a Form 10-Q on December 11, 2002 with the Securities and Exchange Commission, (the "SEC"). This Amendment is being filed for the sole purpose of providing a response to ITEM 3. Quantitative and Qualitative Disclosures About Market Risk, and ITEM 4. Controls and Procedures. All other Items remain unchanged from the previously filed Form 10-Q.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

The Company may have exposure to market risk for change in interest rates, primarily related to its investments. The Company does not have any derivative financial instruments included in its investments. The Company invests only in instruments that meet high credit quality standards. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of October 26, 2002, the Company's investments consisted of short-term commercial paper and mutual funds. The Company does not expect any material loss with respect to its investments.

ITEM 4.  CONTROLS AND PROCEDURES
         -----------------------

(a)  Evaluation of disclosure controls and prodecures.
     ------------------------------------------------

     The Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) are sufficiently effective to ensure that the information required to be disclosed by the Company in the reports it files under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness, based on an evaluation of such controls and procedures conducted within 90 days prior to the date hereof.

(b)  Changes in internal controls.
     ----------------------------

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.


                        PART II - OTHER INFORMATION
                        ---------------------------

None.

                               SIGNATURE
                               ---------


Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ECOLOGY AND ENVIRONMENT, INC.


Date:  December 12, 2002               By: RONALD L. FRANK
                                       ----------------------------
                                           RONALD L. FRANK
                                           EXECUTIVE VICE PRESIDENT -
                                           CHIEF FINANCIAL OFFICER
                                           (PRINCIPAL FINANCIAL
                                            ACCOUNTING OFFICER)



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



Dated:  December 12, 2002             GERHARD J. NEUMAIER
                                     ----------------------------------------
                                      GERHARD J. NEUMAIER
                                      President - Principal Executive Officer



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



Dated:  December 12, 2002             RONALD L. FRANK
                                     -----------------------------------------
                                      RONALD L. FRANK
                                      Executive Vice President, Secretary,
                                      Treasurer and Chief Financial Officer-
                                      Principal Financial Officer