Form 10-Q
period 2003-01-25
ECOLOGY & ENVIRONMENT INC
filed 2003-03-11
CIK 809933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 25, 2003
OR
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from__________ to__________

Commission File Number 1-9065

Ecology and Environment, Inc.
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	16-0971022 (IRS Employer Identification Number)

368 Pleasant View Drive Lancaster, New York (Address of principal executive offices)	14086-1397 (Zip code)

(716) 684-8060
(Registrant's telephone number, including area code)

NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report)

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]	No [ ]

             At March 1, 2003, 2,402,528 shares of Registrant's Class A Common Stock (par value $.01) and 1,685,809 shares of Class B Common Stock (par value $.01) were outstanding.

PART 1
FINANCIAL INFORMATION

Item 1.   Financial Statements
Ecology and Environment, Inc
Consolidated Balance Sheet

	(unaudited)
	January 25,	July 31,
Assets	2003	2002

Current assets:
Cash and cash equivalents	$2,995,276	$8,229,034
Investment securities available for sale	3,996,177	3,904,799
Contract receivables, net	39,652,174	29,268,949
Deferred income taxes	2,551,450	2,325,370
Income taxes receivable	---	312,977
Other current assets	4,319,277	5,144,428

Total current assets	53,514,354	49,185,557

Property, building and equipment, net	16,941,511	16,961,544
Deferred income taxes	335,205	237,495
Other assets	2,311,694	4,635,298

Total assets	$73,102,764	$71,019,894

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$8,071,532	$5,923,996
Demand loan payable	1,500,000	---
Accrued payroll costs	3,442,680	4,359,302
Income taxes payable	767,754	266,411
Deferred revenue	5,781,440	3,822,069
Other accrued liabilities	2,631,096	4,545,708

Total current liabilities	22,194,502	18,917,486

Deferred revenue	7,331,747	9,088,740
Long-term debt	114,466	---
Minority interest	2,003,663	1,719,428

Shareholders' equity:
Preferred stock, par value $.01 per share;
authorized - 2,000,000 shares; no shares
issued	---	---
Class A common stock, par value $.01 per
share; authorized - 6,000,000 shares;
issued - 2,469,071 and 2,414,009 shares	24,691	24,686
Class B common stock, par value $.01 per
share; authorized - 10,000,000 shares;
issued - 1,712,068 and 1,756,280 shares	17,121	17,121
Capital in excess of par value	17,460,006	17,372,444
Retained earnings	26,875,797	26,570,576
Accumulated other comprehensive income	(2,119,223)	(1,661,265)
Unearned Compensation	(234,710)	(222,921)
Treasury stock - Class A common, 65,904 and 75,444
shares; Class B common, 26,259 and 26,259 shares, at cost	(565,296)	(806,401)

Total shareholders' equity	41,458,386	41,294,240

Total liabilities and shareholders' equity	$73,102,764	$71,019,894

The accompanying notes are an integral part of these financial statements.

Ecology and Environment, Inc.
Consolidated Statement of Income
(Unaudited)

	Three months ended		Six months ended

	January 25,	January 26,	January 25,	January 26,
	2003	2002	2003	2002

Gross revenues	$30,038,731	$22,143,038	$52,408,816	$42,138,694
Less: direct subcontract costs	8,303,946	3,933,328	11,136,207	7,361,290

Net revenues	21,734,785	18,209,710	41,272,609	34,777,404

Operating costs and expenses:
Cost of professional services and
other direct operating expenses	12,350,677	9,956,462	23,055,215	18,277,785
Administrative and indirect operating
expenses	6,349,112	5,448,357	11,975,114	10,609,316
Marketing and related costs	1,666,720	2,111,512	3,292,075	3,986,726
Depreciation	401,860	382,281	749,962	711,419

Total operating costs & expenses	20,768,369	17,898,612	39,072,366	33,585,246

Income from operations	966,416	311,098	2,200,243	1,192,158
Interest expense	(4,397)	(3,437)	(19,682)	(5,322)
Interest income	41,318	90,446	99,111	172,900
Other expense	(19,445)	(19,151)	(86,264)	(148,476)

Income before income taxes and minority interest	983,892	378,956	2,193,408	1,211,260
Total income tax provision	591,619	191,816	905,660	546,656

Net income before minority interest	392,273	187,140	1,287,748	664,604
Minority interest	38,426	(25,841)	(304,196)	(110,853)

Net income	$430,699	$161,299	$983,552	$553,751

Net income per common share: Basic and Diluted	$0.11	$0.04	$0.24	$0.14

Weighted average common shares outstanding: Basic	4,086,188	4,071,600	4,077,816	4,064,794

Weighted average common shares outstanding: Diluted	4,087,452	4,073,812	4,079,500	4,067,006

The accompanying notes are an integral part of these financial statements.

Ecology and Environment, Inc
Consolidated Statement of Cash Flows

	Six months ended,

	January 25,	January 26,
	2003	2002

Cash flows from operating activities:
Net income	$983,552	$553,751
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	749,962	711,419
Amortization	145,685	130,734
Gain on disposition of property and equipment	1,346	---
Minority interest	284,235	778,511
Provision for contract adjustments	927,732	207,853
(Increase) decrease in:
- contracts receivable, net	(11,310,957)	(3,163,524)
- other current assets	825,151	(217,150)
- income taxes receivable	(10,813)	(235,043)
- other non-current assets	2,323,604	302,062
Increase (decrease) in:
- accounts payable	2,147,536	(1,006,135)
- demand loan payable	1,500,000	---
- accrued payroll costs	(916,622)	(1,132,640)
- income taxes payable	501,343	(637,082)
- deferred revenue	202,378	---
- other accrued liabilities	(1,914,612)	1,960,375

Net cash used in operating activities	(3,560,480)	(1,746,869)

Cash flows used in investing activities:
Acquisitions	---	(216,000)
Purchase of property, building and equipment, net	(702,912)	(986,496)
Payment for the purchase of bond	(68,609)	(75,393)

Net cash used in investing activities	(771,521)	(1,277,889)

Cash flows used in financing activities:
Dividends paid	(678,331)	(662,942)
Repayment of long-term debt	114,466	(36,419)
Net proceeds from issuance of common stock	3,625	54,350
Purchase of treasury stock	---	(364,212)
Foreign currency translation reserve	(341,517)	---

Net cash used in financing activities	(901,757)	(1,009,223)

Net decrease in cash and cash equivalents	(5,233,758)	(4,033,981)
Cash and cash equivalents at beginning of period	8,229,034	7,831,972

Cash and cash equivalents at end of period	$2,995,276	$3,797,991

The accompanying notes are an integral part of these financial statements.

Ecology and Environment, Inc
Consolidated Statement of Changes in Shareholders' Equity

							Accumulated
	Common Stock				Capital in		Other
	Class A		Class B		Excess of	Retained	Comprehensive	Unearned	Treasury Stock
	Shares	Amount	Shares	Amount	Par Value	earnings	Income	Compensation	Shares	Amount

Balance at July 31, 2001	2,414,009	$24,140	1,756,280	$17,563	$17,274,654	$26,477,138	$(647,719)	$(181,963)	101,703	$(625,423)

Net income	---	---	---	---	---	1,408,853	---	---	---	---
Foreign currency translation reserve	---	---	---	---	---	---	(1,043,365)	---	---	---
Cash dividends paid ($.32 per share)	---	---	---	---	---	(1,315,415)	---	---	---	---
Unrealized investment gain, net	---	---	---	---	---	---	29,819	---	---	---
Conversion of common stock - B to A	44,212	442	(44,212)	(442)	---	---	---	---	---	---
Repurchase of Class A common stock	---	---	---	---	---	---	---	---	57,515	(425,739)
Stock options	10,350	104	---	---	75,634	---	---	---	---	---
Issuance of stock under stock award plan	---	---	---	---	---	---	---	(324,456)	(50,242)	308,988
Amortization	---	---	---	---	---	---	---	261,468	---	---
Forfeitures	---	---	---	---	22,156	---	---	22,030	---	(64,227)

Balance at July 31, 2002	2,468,571	$24,686	1,712,068	$17,121	$17,372,444	$26,570,576	$(1,661,265)	$(222,921)	108,976	$(806,401)

Net income	---	---	---	---	---	983,552	---	---	---	---
Foreign currency translation reserve	---	---	---	---	---	---	(480,827)	---	---	---
Cash dividends paid ($.16 per share)	---	---	---	---	---	(658,291)	---	---	---	---
Unrealized investment gain, net	---	---	---	---	---	---	22,869	---	---	---
GAC Dividends	---	---	---	---	---	(20,040)	---	---	---	---
Repurchase of Class A common stock	---	---	---	---	---	---	---	---	21,899	---
Stock options	500	5	---	---	3,620	---	---	---	---	---
Issuance of stock under stock award plan	---	---	---	---	60,003	---	---	(157,474)	(38,712)	286,469
Amortization	---	---	---	---	---	---	---	130,734	---	---
Forfeitures	---	---	---	---	23,939	---	---	14,951	---	(45,364)

Balance at January 25, 2003	2,469,071	$24,691	1,712,068	$17,121	$17,460,006	$26,875,797	$(2,119,223)	$(234,710)	92,163	$(565,296)

Ecology and Environment, Inc.
Notes To Consolidated Financial Statements

1.       Summary of significant accounting principles

          a.   Consolidation

          The consolidated financial statements include the accounts of the Company and its wholly-owned and majority owned subsidiaries. Also reflected in the financial statements are the 50% ownership in two Chinese operating joint ventures, Beijing Yi Yi Ecology and Engineering Co. Ltd. and The Tianjin Green Engineering Company. These joint ventures are accounted for under the equity method. All significant intercompany transactions and balances have been eliminated. The consolidated balance sheet at January 25, 2003 and the accompanying consolidated statements of income, cash flows, and of changes in shareholders' equity are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. The accompanying financial statements should be reviewed in conjunction with the Company's fiscal year ended July 31, 2002 audited financial statements.

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

          Revenues related to long-term government contracts are subject to audit by an agency of the United States government. Government audits have been completed through fiscal year 1993 and are currently in process for fiscal years 1994 through 2001. However, final rates have not been negotiated under these audits since 199l. The majority of the balance in the allowance for contract adjustments account represents a reserve against possible adjustments for fiscal years 1992 through 2002.

          Deferred revenue balances at January 25, 2003 and July 31, 2002 represent net advances received under the Saudi and Kuwait contracts. The Company has received approximately $12.9 million of net advances under these contracts. Those advances are amortized against future progress billings over the respective contract periods.

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

          e.   Inventories

         Inventories consist of shrimp, feed and chemicals and are stated at the lower of cost or market and are included in other current assets in the amount of $449,592 at January 25, 2003 and $1,098,967 at July 31, 2002.

          f.   Impairment of Long Lived Assets

         The Company reviews the carrying value of its long-lived assets, whenever events or changes in circumstances indicate that the historical carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value. In fiscal year 2003, Company management consulted with aquaculture experts to determine the effect of temperature control on the white spot virus at the shrimp farm. The Company is currently employing these methods in current stock to increase survival rates. There were no impairment charges recognized in 2003 or 2002.

          g.   Reclassification

          Certain prior year balances have been reclassified to conform to the current quarter presentation.

2.       Contract Receivables, Net
Contract receivables are comprised of:
	January 25,	July 31,
	2003	2002

United States Government
Billed	$2,913,925	$4,271,382
Unbilled	912,563	1,119,391

	3,826,488	5,390,773

Industrial customers and state
and municipal governments
Billed	28,417,591	19,748,261
Unbilled	10,446,056	6,635,038

	38,863,647	26,383,299

Less allowance for contract
adjustments	(3,037,961)	(2,505,123)

	$39,652,174	$29,268,949

          United States government receivables arise from long-term U.S. government prime contracts and subcontracts. Unbilled receivables result from revenues which have been earned, but are not billed as of period-end. Management anticipates that the January 25, 2003 unbilled receivables will be substantially billed and collected in fiscal year 2003. Within the above billed balances are contractual retainages in the amount of approximately $700,000 at January 25, 2003 and $684,000 at July 31, 2002. Included in other accrued liabilities is an additional allowance for contract adjustments relating to potential cost disallowances on amounts billed and collected in current and prior years' projects of approximately $2,332,000 at January 25, 2003 and $2,332,000 at July 31, 2002. An allowance for contract adjustments is recorded for contract disputes and government audits when the amounts are estimable.

3.       Earnings Per Share

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

4.       Segment Reporting

          Ecology and Environment, Inc. has three reportable segments: consulting services, analytical laboratory services, and aquaculture. The consulting services segment provides broad based environmental services encompassing audits and impact assessments, surveys, air and water quality management, environmental engineering, environmental infrastructure planning, and industrial hygiene and occupational health studies to a world wide base of customers. The analytical laboratory provides analytical testing services to industrial and governmental clients for the analysis of waste, soil and sediment samples. The shrimp aquaculture facility located in Costa Rica, produces shrimp grown in a controlled environment for markets worldwide. The fish farm located in Jordan was purchased in July 2001 and ponds are currently being stocked and awaiting the first harvests.

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
Reportable segment data for the six months ended January 25, 2003 are as follows:

	Consulting	Analytical	Aquaculture		Elimination	Total

Net revenues from external customers	$38,150,423	$2,284,023	$838,163	$	---	$41,272,609
Intersegment net revenues	1,118,117	---	---		(1,118,117)	---

Total consolidated net revenues	$39,268,540	$2,284,023	$838,163		$(1,118,117)	$41,272,609

Depreciation expense	$505,826	$97,867	$146,269	$	---	$749,962
Segment profit (loss)	3,669,644	44,743	(1,520,979)		---	2,193,408
Segment assets	59,887,764	6,872,000	6,343,000		---	73,102,764
Expenditures for long-lived assets	540,612	179,531	36,902		---	757,045

Geographic Information:
	Net	Long-lived
	Revenues (1)	Assets

United States	$29,389,609	$24,399,729
Foreign countries	11,883,000	6,014,000

(1) Net revenues are attributed to countries based on the location of the customers.

Reportable segment data for the six months ended January 26, 2002 are as follows:

	Consulting	Analytical	Aquaculture		Elimination	Total

Net revenues from external customers	$32,233,706	$2,052,255	$491,443	$	---	$34,777,404
Intersegment net revenues	1,184,518	---	---		(1,184,518)	---

Total consolidated net revenues	$33,418,224	$2,052,255	$491,443		$(1,184,518)	$34,777,404

Depreciation expense	$409,787	$208,122	$93,510	$	---	$711,419
Segment profit (loss)	2,644,691	(392,933)	(1,040,498)		---	1,211,260
Segment assets	42,832,074	6,542,000	8,562,000		---	57,936,074
Expenditures for long-lived assets	119	475,653	826,901		---	1,302,673

Geographic Information:
	Net	Long-lived
	Revenues (1)	Assets

United States	$27,520,404	$23,268,759
Foreign countries	7,257,000	6,740,000

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

          The Company issued 38,712 shares in November of 2002, 50,242 shares in fiscal year 2002, and 92,339 shares in fiscal year 2001. In fiscal year 2000 no shares were issued. Unearned compensation is recorded at the time of issuance and is being amortized over the vesting period.

7.       Line of Credit

          The Company maintains an unsecured line of credit available for working capital and letters of credit of $20 million with a bank at 1/2% below the prevailing prime rate. A second line of credit has been established at another bank for up to $12.3 million exclusively for letters of credit. Demand loans outstanding at January 25, 2003 under these lines of credit amounted to $1,500,000. At January 25, 2003 and July 31, 2002, the Company had letters of credit outstanding totaling $16,806,250 and $13,823,000, respectively.

8.       Income Taxes

          The effective tax rate was adjusted in the second quarter of fiscal year 2003 to give effect to foreign taxes incurred on contracts in Saudi Arabia for which a full benefit is not expected to be available on its U.S. income tax return.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

          At January 25, 2003 the Company had a working capital balance of $31.3 million, up $1.0 million from the $30.3 million balance reported at July 31, 2002. Cash and cash equivalents decreased $5.2 million as a result of a $10.4 million increase in contracts receivable and a $2.1 million increase in accounts payable. The increase in contracts receivable was mainly attributable to the Saudi Arabia and Kuwait Contracts entered into by the Company's subsidiaries during fiscal year 2002. As of January 25, 2003 the Company has receivables outstanding on the Saudi and Kuwait contracts of $8.0 million and $10.3 million, respectively. Net advances on these contracts are $13.1 million, which are backed by letters of credit. Also adding to the increase in accounts receivable and accounts payable was a significant increase in work on the company's Williams Gas Pipeline Project. This project accounted for a $4.0 million increase in accounts receivable and a $3.2 million increase in accounts payable during the second quarter of fiscal year 2003. Due to the drop in cash and cash equivalents, the Company added a demand loan payable in the amount of $1.5 million in the second quarter of fiscal year 2003.

          The Company maintains an unsecured line of credit of $20.0 million with a bank at 1/2% below the prevailing prime rate. A second line of credit has been established at another bank for up to $12.3 million, exclusively for letters of credit (LOC). The Company has outstanding LOC's at January 25, 2003 in the amount of $16.8 million. These LOC's were obtained to secure advance payments and performance guarantees for contracts in the Middle East. The Company has historically financed its activities through cash flows from operations. Internally generated funds and the existing lines of credit have been adequate to support the demands for working capital, the purchase of new fixed assets and investment securities and the payment of dividends. There will be some additional working capital requirements in the third quarter related to the re-stocking of the shrimp farm operation.

Results of Operations

Net Revenue

          Net revenues for the second quarter of fiscal year 2003 were $21.7 million, up 19% from the $18.2 million reported in the second quarter of fiscal year 2002. The increase is mainly attributable to the Company's contracts in Saudi Arabia and Kuwait. These contracts reported net revenues for the second quarter of fiscal year 2003 of $5.0 million. The Company cannot determine what impact a possible war will have on its interests in the Middle East. At this time it is not anticipated that these events would have a significant impact on the year's revenue and earnings. The Company also reported an increase in net revenues from various commercial and United States Department of Defense (DOD) clients. The Company reported commercial net revenues for the second quarter of fiscal year 2003 of $3.6 million, up 90% from the $1.9 million reported in the second quarter of fiscal year 2002. Net revenues reported for DOD clients were $3.4 million for the second quarter of fiscal year 2003, up 18% from the $2.9 million reported in the second quarter of fiscal year 2003. Offsetting these increases was a decrease in the Company's U.S. Environmental Protection Agency (USEPA) contracts. During the second quarter of fiscal year 2003, these USEPA contracts reported net revenues of $2.4 million, down 25% from the $3.2 million reported in the second quarter of fiscal year 2002. The reduction is due to a general slowdown on these contracts compared to the 9/11 incidents and anthrax sampling of last year.

          The shrimp farm operations, based in Costa Rica, reported net revenues of $346,000 for the second quarter of fiscal year 2003. Though additional harvests were completed during the second quarter, they were part of the prior year's stocking which resulted in reduced yields due to the white spot virus. The company has begun restocking the farm with the advent of the hot summer season and no sign of the virus present. These warm temperatures should help reduce the effect of the white spot virus.

          Walsh Environmental, a majority owned subsidiary, reported net revenues of $1.9 million for the second quarter of fiscal year 2003, an increase of $700,000 from the $1.2 million reported for the second quarter of fiscal year 2002.

          Net revenues for the second quarter of fiscal year 2002 were $18.2 million, nearly equal to the $18.4 million reported in fiscal year 2001. Net revenues from U.S. Environmental Protection Agency (USEPA) contracts decreased by $4.0 million due to the completion of five major contracts with the USEPA. Offsetting this decrease was an increase in other company net revenue including a $2.3 million increase in revenues from the Company's new Saudi Arabia contract signed at the end of the first quarter and a $1.0 million increase in revenues from state clients. Walsh Environmental, was affected by a decrease in work during the second quarter of 2002 and reported net revenues of $1.2 million, down from the $1.8 million reported in the first quarter of 2002. Net revenues for the second quarter of fiscal year 2001 were $1.4 million

Income Before Income Taxes and Minority Interest

          The Company's income before income taxes and minority interest for the second quarter of fiscal year 2003 was $984,000 million, up 160% from the $379,000 reported in the second quarter of fiscal year 2002. The increase in income before taxes and minority interest was mainly attributable to significantly reduced operating costs and a substantial increase in higher margin work. Management has continued to take steps to further improve corporate efficiencies and control operating costs. The Company's shrimp farm operation, based in Costa Rica, reported a loss before income taxes and minority interest for the second quarter of fiscal year 2003 of $674,000 compared to a loss of $528,000 reported in the second quarter of fiscal year 2002. The Company's subsidiaries, excluding the shrimp farm, reported an increase in income before income taxes and minority interest of $512,000 for the second quarter of fiscal year 2003. The new contracts in Saudi Arabia and Kuwait continue to be the main reason for this increase.

          The Company's income before income taxes and minority interest for the second quarter of fiscal year 2002 was $379,000, down 60% from the $948,000 reported in the second quarter of fiscal year 2001. The shrimp farm operation, based in Costa Rica, reported a net loss of $528,000 for the second quarter of fiscal year 2002, an increased loss of $305,000 from the prior year. Operating income derived from consulting work in the parent company, Ecology and Environment, Inc., increased 14% during the quarter while Walsh Environmental and E&E do Brasil, both majority owned subsidiaries, were affected by decreased levels of work. Over the quarter, net income before taxes and minority interest decreased $222,000 and $150,000, respectively, in those subsidiaries compared to the prior year. During the quarter, the Company incurred additional costs of approximately $300,000 for bidding and negotiation of the $75 million Kuwait project ($50 million net) awarded in January 2002. This was a one-time cost that will be recouped over the life of the contract.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

          The Company may have exposure to market risk for change in interest rates, primarily related to its investments. The Company does not have any derivative financial instruments included in its investments. The Company invests only in instruments that meet high credit quality standards. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of January 25, 2003, the Company's investments consisted of short-term commercial paper and mutual funds. The Company does not expect any material loss with respect to its investments.

Item 4.   Controls and Procedures

          (a)   Evaluation of disclosure controls and procedures.

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

PART II
OTHER INFORMATION

Item 1.   Legal Proceedings

          The Registrant has previously reported information for Item 1 that is required to be presented in item 3 of its Annual Report on Form 10-K for its fiscal year ended July 31, 2002 which is incorporated herein by reference.

Item 2.   Changes in Securities

          (a)   Not Applicable.

          (b)   Not Applicable.

Item 3.   Defaults Upon Senior Securities

          The Registrant has no information for Item 3 that is required to be presented.

Item 4.   Submission of Matters to a Vote of Security Holders

          (a)   The Annual Meeting of Shareholders of the Registrant was held on January 1, 2003.

          (b)   At such meeting, the following persons were elected as directors by the holders of Class A Common Stock: Brent D. Baird and Ross M. Cellino; and the following directors by the holders of Class B Common Stock: Gerhard J. Neumaier, Ronald L. Frank, Frank B. Silvestro, Gerard A. Strobel, Gerard A. Gallagher, Jr. and Harvey J. Gross.

          (c)   A proposal appointing the accounting firm of PricewaterhouseCoopers LLP as the Registrant's independent public accountant for its fiscal year ending July 31, 2003 was approved by the Registrant's shareholders in the following manner: (I) the holders of Class A Common Stock voted as follows: 211,130 votes were cast in favor, 902 votes were cast against this proposal and 420 votes abstained (representing 2,111,300 shares, 9,020 shares and 4,020 shares voted respectively, each share of Class A Common Stock being entitled to 1/10 of 1 vote per share for this proposal); and (ii) the holders of Class B Common Stock voted as follows: 1,574,634 votes were cast in favor, -0- votes cast against this proposal and -0- votes abstained (each share of Class B Common Stock being entitled to one vote per share for this proposal).

          (d)   Not Applicable.

Item 5.   Other Information

          The Registrant has no information for Item 5 required to be presented.

Item 6.   Exhibits and Reports on Form 8-K

          (a)   Not Applicable

          (b)   Not Applicable

.

SIGNATURE

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Ecology and Environment, Inc.

Date: March 11, 2003	/s/ RONALD L. FRANK RONALD L. FRANK EXECUTIVE VICE PRESIDENT CHIEF FINANCIAL OFFICER (PRINCIPAL FINANCIAL ACCOUNTING OFFICER)

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

Date: March 11, 2003	/s/ GERHARD J. NEUMAIER GERHARD J. NEUMAIER PRESIDENT PRINCIPAL EXECUTIVE OFFICER

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

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
Date: March 11, 2003	/s/ RONALD L. FRANK RONALD L. FRANK EXECUTIVE VICE PRESIDENT CHIEF FINANCIAL OFFICER (PRINCIPAL FINANCIAL ACCOUNTING OFFICER)

EXHIBIT INDEX
Exhibit No.	Description
99.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002