Form 10-Q
period 2003-04-26
ECOLOGY & ENVIRONMENT INC
filed 2003-06-10
CIK 809933

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 12b-25

                       -----------------------------
                        NOTIFICATION OF LATE FILING
                          SEC FILE NUMBER 0-28631


                               [ ] Form 10-K
                               [ ] Form 11-K
                               [ ] Form 20-F
                               [X] Form 10-Q
                               [ ] Form N-SAR

                    For Period Ended: April 26, 2003

                    [ ] Transition Report on Form 10-K
                    [ ] Transition Report on Form 10-Q
                    [ ] Transition Report on Form 20-F
                    [ ] Transition Report on Form N-SAR
                    [ ] Transition Report on Form 11-K

                For the Transition Period Ended: _________

Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.

If the notification relates to a portion of the filing checked above, identify the item(s) to which the notification relates:



PART I -- REGISTRANT INFORMATION

Full Name of Registrant
                            Ecology and Environment, Inc.
--------------------------------------------------------------------------

Former Name if Applicable
                                         N/A
--------------------------------------------------------------------------

Address of Principal Executive Office (Street and Number)

                            368 Pleasant View Drive
--------------------------------------------------------------------------

City, State and Zip Code

                            Lancaster, New York 14086
--------------------------------------------------------------------------


PART II -- RULE 12b-25(b) AND (c)

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check appropriate box.)

|X| (a) The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;

|X| (b) The subject annual report, semi-annual report, transition report on Form 10-K, Form 20-F, Form 11-K, Form N-SAR, or portion thereof, will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report or transition report on Form 10-QSB, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and

|_|  (c) The  accountant's  statement  or other  exhibit  required  by Rule
         12b-25(c) has been attached if applicable.


PART III -- NARRATIVE

State below in reasonable detail why the Form 10-K, 11-K, 20-F, 10-QSB, N-SAR, or the transition report or portion thereof, could not be filed within the prescribed time period.

The Company is still in the process of gathering information for Form 10-Q disclosures.


PART IV--OTHER INFORMATION

(1) Name and telephone number of person to contact in regard to this notification.

           Craig Hathaway          716                    684-8060
     --------------------------------------------------------------------
              (Name)            (Area Code)          (Telephone Number)

(2) Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If the answer is no, identify report(s). |X| Yes | | No

(3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject
     report or portion thereof? | | Yes   |X | No

     If so, attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.


                       Ecology and Environment, Inc.
           ----------------------------------------------------
               (Name of Registrant as Specified in Charter)

has caused this notification to be signed on its behalf by the undersigned hereunto duly authorized.

         June 10, 2003                     /s/ GERHARD J. NEUMAIER
Date -----------------------          By-----------------------------
                                           GERHARD J. NEUMAIER
                                           PRESIDENT