Form 10-Q
period 2003-04-26
ECOLOGY & ENVIRONMENT INC
filed 2003-06-16
CIK 809933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 26, 2003
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

             At June 1, 2003, 2,393,432 shares of Registrant's Class A Common Stock (par value $.01) and 1,685,809 shares of Class B Common Stock (par value $.01) were outstanding.

  PART 1
FINANCIAL INFORMATION

Item 1.   Financial Statements

Ecology and Environment, Inc
Consolidated Balance Sheet

	April 26,	July 31,
	2003	2002
Assets	(Unaudited)	(Audited)

Current assets:
Cash and cash equivalents	$2,232,065	$8,229,034
Investment securities available for sale	4,035,760	3,904,799
Contract receivables, net	46,755,221	29,268,949
Deferred income taxes	2,580,576	2,325,370
Income taxes receivable	---	312,977
Other current assets	3,571,547	5,144,428

Total current assets	59,175,169	49,185,557

Property, building and equipment, net	16,983,637	16,961,544
Deferred income taxes	335,205	237,495
Other assets	2,265,342	4,635,298

Total assets	$78,759,353	$71,019,894

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$7,829,493	$5,923,996
Demand loan payable	5,800,000	---
Accrued payroll costs	4,579,072	4,359,302
Income taxes payable	764,596	266,411
Deferred revenue	7,397,463	3,822,069
Other accrued liabilities	4,752,356	4,545,708

Total current liabilities	31,122,980	18,917,486

Deferred revenue	3,449,544	9,088,740
Long-term debt	102,428	---
Minority interest	2,290,802	1,719,428

Shareholders' equity:
Preferred stock, par value $.01 per share;
authorized - 2,000,000 shares; no shares
issued	---	---
Class A common stock, par value $.01 per
share; authorized – 6,000,000 shares;
issued - 2,469,071 and 2,468,571 shares	24,691	24,686
Class B common stock, par value $.01 per
share; authorized - 10,000,000 shares;
issued - 1,712,068 and 1,712,068 shares	17,121	17,121
Capital in excess of par value	17,462,362	17,372,444
Retained earnings	27,439,028	26,570,576
Accumulated other comprehensive income	(2,221,946)	(1,661,265)
Unearned compensation	(171,875)	(222,921)
Treasury stock - Class A common, 74,138 and 82,717
shares; Class B common, 26,259 and 26,259 shares, at cost	(755,782)	(806,401)

Total shareholders' equity	41,793,599	41,294,240

Total liabilities and shareholders' equity	$78,759,353	$71,019,894

	The accompanying notes are an integral part of these financial statements.

Ecology and Environment, Inc.
Consolidated Statement of Income
(Unaudited)

	Three months ended		Nine months ended

	April 26,	April 27,	April 26,	April 27,
	2003	2002	2003	2002

Gross revenues	$33,513,340	$21,852,146	$85,922,156	$63,990,840
Less: direct subcontract costs	9,140,887	3,557,228	20,277,094	10,918,518

Net revenues	24,372,453	18,294,918	65,645,062	53,072,322

Operating costs and expenses:
Cost of professional services and
other direct operating expenses	14,759,981	9,814,567	37,995,196	28,092,352
Administrative and indirect operating
expenses	5,606,395	5,274,194	17,198,509	15,883,510
Marketing and related costs	2,318,082	2,149,379	5,813,157	6,136,105
Depreciation	383,128	318,661	1,133,090	1,030,080

Total operating costs & expenses	23,067,586	17,556,801	62,139,952	51,142,047

Income from operations	1,304,867	738,117	3,505,110	1,930,275
Interest expense	(34,227)	(20,893)	(53,909)	(26,215)
Interest income	68,904	70,545	168,015	243,445
Other expense	(114,761)	(7,551)	(201,025)	(156,027)

Income before income taxes and minority interest	1,224,783	780,218	3,418,191	1,991,478
Total income tax provision	322,314	284,856	1,227,974	831,512

Net income before minority interest	902,469	495,362	2,190,217	1,159,966
Minority interest	(314,388)	(95,516)	(618,584)	(206,369)

Net income	$588,081	$399,846	$1,571,633	$953,597

Net income per common share: Basic and Diluted	$0.14	$0.10	$0.39	$0.23

Weighted average common shares outstanding: Basic	4,083,582	4,076,849	4,079,767	4,068,712

Weighted average common shares outstanding: Diluted	4,084,241	4,079,383	4,081,134	4,071,246

The accompanying notes are an integral part of these financial statements.

Ecology and Environment, Inc
Consolidated Statement of Cash Flows

	Nine months ended,
	(Unaudited)

	April 26,	April 27,
	2003	2002

Cash flows from operating activities:
Net income	$1,571,633	$953,597
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	1,133,090	1,030,080
Amortization	196,101	196,101
Gain on disposition of property and equipment	1,935	1,250
Minority interest	571,374	1,192,923
Provision for contract adjustments	1,094,787	381,530
(Increase) decrease in:
- contracts receivable, net	(18,581,059)	(1,910,058)
- other current assets	1,572,881	(530,029)
- income taxes receivable	(39,939)	(406,524)
- other non-current assets	2,369,956	(163,653)
Increase (decrease) in:
- accounts payable	1,905,497	(1,284,214)
- accrued payroll costs	219,770	(261,304)
- income taxes payable	498,185	(134,713)
- deferred revenue	(2,063,802)	7,309,000
- other accrued liabilities	206,648	(1,626,092)

Net cash provided by (used in) operating activities	(9,342,943)	4,747,894

Cash flows used in investing activities:
Acquisitions	---	(216,000)
Purchase of property, building and equipment, net	(978,450)	(1,362,031)
Purchase of investments	(108,357)	(113,565)

Net cash used in investing activities	(1,086,807)	(1,691,596)

Cash flows used in financing activities:
Dividends paid	(703,181)	(662,942)
Proceeds from demand loan payable	5,800,000	---
Proceeds from long-term debt	102,428	(38,383)
Net proceeds from issuance of common stock	3,625	70,300
Purchase of treasury stock	(186,541)	(416,004)
Foreign currency translation reserve	(583,550)	---

Net cash provided by (used in) financing activities	4,432,781	(1,047,029)

Net increase (decrease) in cash and cash equivalents	(5,996,969)	2,009,269
Cash and cash equivalents at beginning of period	8,229,034	7,831,972

Cash and cash equivalents at end of period	$2,232,065	$9,841,241

The accompanying notes are an integral part of these financial statements.

Ecology and Environment, Inc
Consolidated Statement of Changes in Shareholders' Equity

							Accumulated
	Common Stock				Capital in		Other
	Class A		Class B		Excess of	Retained	Comprehensive	Unearned	Treasury Stock
	Shares	Amount	Shares	Amount	Par Value	earnings	Income	Compensation	Shares	Amount

Balance at July 31, 2001	2,414,009	$24,140	1,756,280	$17,563	$17,274,654	$26,477,138	$(647,719)	$(181,963)	101,703	$(625,423)

Net income	---	---	---	---	---	1,408,853	---	---	---	---
Foreign currency translation reserve	---	---	---	---	---	---	(1,043,365)	---	---	---
Cash dividends paid ($.32 per share)	---	---	---	---	---	(1,315,415)	---	---	---	---
Unrealized investment gain, net	---	---	---	---	---	---	29,819	---	---	---
Conversion of common stock - B to A	44,212	442	(44,212)	(442)	---	---	---	---	---	---
Repurchase of Class A common stock	---	---	---	---	---	---	---	---	57,515	(425,739)
Stock options	10,350	104	---	---	75,634	---	---	---	---	---
Issuance of stock under stock award plan	---	---	---	---	---	---	---	(324,456)	(50,242)	308,988
Amortization	---	---	---	---	---	---	---	261,468	---	---
Forfeitures	---	---	---	---	22,156	---	---	22,030	---	(64,227)

Balance at July 31, 2002	2,468,571	$24,686	1,712,068	$17,121	$17,372,444	$26,570,576	$(1,661,265)	$(222,921)	108,976	$(806,401)

Net income	---	---	---	---	---	1,571,633	---	---	---	---
Foreign currency translation reserve	---	---	---	---	---	---	(583,550)	---	---	---
Cash dividends paid ($.16 per share)	---	---	---	---	---	(658,291)	---	---	---	---
Unrealized investment gain, net	---	---	---	---	---	---	22,869	---	---	---
GAC dividends	---	---	---	---	---	(44,890)	---	---	---	---
Repurchase of Class A common stock	---	---	---	---	---	---	---	---	30,133	(186,541)
Stock options	500	5	---	---	3,620	---	---	---	---	---
Issuance of stock under stock award plan	---	---	---	---	60,003	---	---	(157,474)	(38,712)	286,469
Amortization	---	---	---	---	---	---	---	196,101	---	---
Forfeitures	---	---	---	---	26,295	---	---	12,419	---	(49,309)

Balance at April 26, 2003	2,469,071	$24,691	1,712,068	$17,121	$17,462,362	$27,439,028	$(2,221,946)	$(171,875)	100,397	$(755,782)

Ecology and Environment, Inc.
Notes To Consolidated Financial Statements

(Unaudited)

1.       Summary of significant accounting principles

          a.   Consolidation

          The consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries.  Also reflected in the financial statements are the 50% ownership in two Chinese operating joint ventures, Beijing Yi Yi Ecology and Engineering Co. Ltd. and The Tianjin Green Engineering Company.  These joint ventures are accounted for under the equity method.  All significant intercompany transactions and balances have been eliminated.  The consolidated balance sheet at April 26, 2003 and the accompanying consolidated statements of income, cash flows, and of changes in shareholders' equity are unaudited.  In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.  Such adjustments consisted only of normal recurring items.  The accompanying financial statements should be reviewed in conjunction with the Company's fiscal year ended July 31, 2002 audited financial statements.

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

          Deferred revenue balances at April 26, 2003 and July 31, 2002 represent net advances received under the Saudi and Kuwait contracts.  The Company has received approximately $12.0 million of net advances under these contracts.  Those advances are amortized against future progress billings over the respective contract periods.

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

          e.   Inventories

         Inventories consist of shrimp, feed and chemicals and are stated at the lower of cost or market and are included in other current assets in the amount of $664,670 at April 26, 2003 and $1,098,967 at July 31, 2002.

          f.   Impairment of Long Lived Assets

          The Company reviews the carrying value of its long-lived assets, whenever events or changes in circumstances indicate that the historical carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value.  The current situation at the shrimp farm is disappointing.  After consulting with aquaculture experts earlier in the year and as discussed at the annual shareholders' meeting, it was determined that higher temperatures, while not preventing the white spot virus, have been shown to substantially lower, if not eliminate, the mortality.  Subsequent to the end of the third quarter, the farm incurred unusually heavy rains and substantial cloud cover.  During the period of May 13 through May 17, there was approximately 8.5 inches of rain.  This rainfall, combined with the cloud cover, caused the pond temperatures to decline significantly.  Animal sampling of ponds in active production showed sustained reduction in biomass from the third week of May to date.  This reduction casts in doubt the viability of the current crop and necessitates a re-evaluation of the Company's business plan for the Shrimp Farm operation as it is predicated on temperature control.  As a result the Company has put the farm in a phase-down mode until all options can be evaluated.  Management anticipates it is likely an impairment charge of up to $4.5 million net of tax will occur in the fourth quarter.

          g.   Reclassification

          Certain prior year balances have been reclassified to conform to the current quarter presentation.

2.       Contract Receivables, Net

Contract receivables are comprised of:
	April 26, 2003	July 31, 2002
	Unaudited	Audited

United States Government
Billed	$3,884,196	$4,271,382
Unbilled	1,226,813	1,119,391

	5,111,009	5,390,773

Industrial customers and state
and municipal governments
Billed	39,575,947	19,748,261
Unbilled	5,166,069	6,635,038

	44,742,016	26,383,299

Less allowance for contract
adjustments	(3,097,804)	(2,505,123)

	$46,755,221	$29,268,949

          United States government receivables arise from long-term U.S. government prime contracts and subcontracts.  Unbilled receivables result from revenues which have been earned, but are not billed as of period-end. Management anticipates that the April 26, 2003 unbilled receivables will be substantially billed and collected in fiscal year 2003.  Within the above-billed balances are contractual retainages in the amount of approximately $656,000 at April 26, 2003 and $684,000 at July 31, 2002.  Included in other accrued liabilities is an additional allowance for contract adjustments relating to potential cost disallowances on amounts billed and collected in current and prior years' projects of approximately $2,332,000 at April 26, 2003 and $2,332,000 at July 31, 2002.  An allowance for contract adjustments is recorded for contract disputes and government audits when the amounts are estimable.

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

Reportable segment data (unaudited) for the nine months ended April 26, 2003 are as follows:

	Consulting	Analytical	Aquaculture		Elimination	Total

Net revenues from external customers	$60,694,345	$3,942,968	$1,007,749	$	---	$65,645,062
Intersegment net revenues	1,355,287	---	---		(1,355,287)	---

Total consolidated net revenues	$62,049,632	$3,942,968	$1,007,749		$(1,355,287)	$65,645,062

Depreciation expense	$638,478	$316,002	$178,610	$	---	$1,133,090
Segment profit (loss)	5,655,544	(164,855)	(2,072,498)		---	3,418,191
Segment assets	65,069,353	8,151,000	5,539,000		---	78,759,353
Expenditures for long-lived assets	591,311	565,331	247,086		---	1,403,728

Geographic Information:
	Net	Long-lived
	Revenues (1)	Assets

United States	$45,392,062	$24,708,724
Foreign countries	20,253,000	5,962,000

(1) Net revenues are attributed to countries based on the location of the customers.

Reportable segment data (unaudited) for the nine months ended April 27, 2002 are as follows:

	Consulting	Analytical	Aquaculture		Elimination	Total

Net revenues from external customers	$49,038,965	$3,141,819	$891,538	$	---	$53,072,322
Intersegment net revenues	1,901,975	---	---		(1,901,975)	---

Total consolidated net revenues	$50,940,940	$3,141,819	$891,538		$(1,901,975)	$53,072,322

Depreciation expense	$579,179	$312,939	$137,962	$	---	$1,030,080
Segment profit (loss)	4,208,911	(694,981)	(1,522,452)		---	1,991,478
Segment assets	47,798,706	6,865,000	8,445,000		---	63,108,706
Expenditures for long-lived assets	650,795	483,286	533,118		---	1,667,199

Geographic Information
	Net	Long-lived
	Revenues (1)	Assets

United States	$41,414,322	$23,391,285
Foreign countries	11,658,000	6,982,000

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

6.       Stock Award Plan

          Effective March 16, 1998, the Company adopted the Ecology and Environment, Inc. 1998 Stock Award Plan (the "Award Plan") under which key employees (including officers) of the Company or any of its present or future subsidiaries may be designated to receive awards of Class A Common stock of the Company as a bonus for services  rendered to the Company or its subsidiaries, without payment therefore,  based upon the fair market value of the common stock at the time of the award.  The plan requires a three-year vesting period.  The 1998 plan agreement provides that the stock cannot be sold, assigned, or transferred before a three-year vesting period is completed and that the shares are forfeited if an individual's employment is terminated before the vesting period is completed.  Accordingly, the Company is amortizing the expense associated with the issuance of the shares ratably over the vesting period.

          The Company issued 38,712 shares in November of 2002, 50,242 shares in fiscal year 2002, and 92,339 shares in fiscal year 2001.  Unearned compensation is recorded at the time of issuance and is being amortized over the vesting period.

7.       Line of Credit

          The Company maintains an unsecured line of credit available for working capital and letters of credit (LOCs) of $20 million with a bank at ½% below the prevailing prime rate.  A second line of credit has been established at another bank for up to $13.5 million exclusively for LOCs.  Demand loans outstanding at April 26, 2003 under these lines of credit amounted to $5,800,000.  At April 26, 2003 and July 31, 2002, the Company had LOCs outstanding totaling $16,780,734 and $13,823,000, respectively.  The LOCs were obtained to secure cash advances and performance guarantees under the Saudi and Kuwait contracts.

          If the Company incurs an impairment loss in the fourth quarter, it will violate one of the covenants of the secondary line of credit.  Under this covenant the Company is required to maintain a minimum net worth of $43,000,000.   The Company believes it will be able to negotiate covenant changes to its existing credit line or secure alternate financing before the LOCs require renewal.  LOCs outstanding under the secondary line will require renewal at various stages from September 2003 to January 2004.  In the event the covenant is not waived or the credit line is not re-negotiated, the Company could borrow additional funds under its primary line of credit or seek financing elsewhere.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

          At April 26, 2003 the Company had a working capital balance of  $28.1 million, down $2.2 million from the $30.3 million balance reported at July 31, 2002.  Cash and cash equivalents decreased $6.0 million as a result of a $17.5 million increase in contracts receivable and a $1.9 million increase in accounts payable.  The increase in contracts receivable was mainly attributable to the Saudi Arabia and Kuwait Contracts entered into by the Company’s subsidiaries during fiscal year 2002.  As of April 26, 2003 the Company has receivables outstanding on the Saudi and Kuwait contracts of $8.4 and $10.4 million respectively.  Net advances on these contracts are $12.0 million, which is backed by LOCs.  Subsequent to April 26, 2003, the Company collected $5.4 million on the Saudi and Kuwait contracts.  Due to the reduction in cash and cash equivalents, the Company had a demand loan payable in the amount of $5.8 million at April 2003.

          The Company maintains an unsecured line of credit of $20.0 million with a bank at ½% below the prevailing prime rate.  A second line of credit is available at another bank for up to $13.5 million, exclusively for LOCs.  The Company has outstanding LOC’s at April 26, 2003 in the amount of $16.8 million.  These LOC’s were obtained to secure advance payments and performance guarantees for contracts in the Middle East.  There are no significant additional working capital requirements pending at April 26, 2003.

          If the Company incurs an impairment loss in the fourth quarter, it will violate one of the covenants of the secondary line of credit.  Under this covenant the Company is required to maintain a minimum net worth of $43,000,000.  The Company believes it will be able to negotiate covenant changes to its existing credit line or secure alternate financing before the LOCs require renewal.  LOCs outstanding under the secondary line will require renewal at various stages from September 2003 to January 2004.  In the event the covenant is not waived or the credit line is not re-negotiated, the Company could borrow additional funds under its primary line of credit or seek financing elsewhere.

Results of Operations

Net Revenue

          Net revenues for the third quarter of fiscal year 2003 were $24.4 million, up 33% from the $18.3 million reported in third quarter of fiscal year 2002.  The increase in net revenues was achieved across a broad range of customers.  The Company’s contracts in Saudi Arabia and Kuwait together with increases in net revenues from various commercial and US Department of Defense (DOD) clients accounted for the majority of the increase.  The Saudi and Kuwait contracts reported increased net revenues for the third quarter of fiscal year 2003 of $1.1 million and $1.0 million respectively.  The Company reported commercial net revenues for the third quarter of fiscal year 2003 of $4.6 million, up 156% from the $1.8 million reported in the third quarter of fiscal year 2002.  This increase is mainly attributable to the increase in work on pipeline projects.  Net revenues reported for DOD clients were $4.4 million for the third quarter of fiscal year 2003, up 52% from the $2.9 million reported in the third quarter of fiscal year 2002.  The increase in DOD net revenues is due primarily to projects with the Navy Atlantic Division, USACE Kansas City, USACE Albuquerque and a new contract at the Mountain Home AFB

          Walsh Environmental, a majority owned subsidiary, reported net revenues of  $1.9 million for the third quarter of fiscal year 2003, an increase of $690,000 from the $1.2 million reported for the third quarter of fiscal year 2002.

          Net revenues for the third quarter of fiscal year 2002 were $18.3 million, up $1.3 million from the $17.0 million reported in fiscal year 2001.  During the third quarter the contracts in Saudi Arabia and Kuwait reported net revenues of $3.1 million and $1.0 million respectively.  The company also reported an increase in net revenues from various state clients for the seventh quarter in a row.  Compared to the prior year, net revenues for the third quarter increased by $1.5 million for these state clients.  Net revenues from U.S. Environmental Protection Agency  (USEPA) contracts decreased by $1.3 million due to the completion of five major contracts with the U.S. Environmental Protection Agency (USEPA).  The Shrimp Farm operation had reported net revenues of $400,000 for the third quarter of fiscal year 2002 and $892,000 year to date.  Limited harvests had been successful as the operation continued its efforts to completely restock the ponds and fully recover from the white spot syndrome virus.

Income Before Income Taxes and Minority Interest

          The Company’s income before income taxes and minority interest for the third quarter of fiscal year 2003 was $1.3 million, up 61% from the $780,000 reported in the third quarter of fiscal year 2002.  The increase in income before taxes and minority interest was mainly attributable to continued success at increasing efficiencies and obtaining higher margin work.  The Company’s Analytical Services Center (ASC) reported operating income of $42,000 for the third quarter of fiscal year 2003 compared to an operating loss of $302,000 for the third quarter of fiscal year 2002.  The ASC has benefited from additional sales revenue or approximately $900,000 under the Kuwait contract and improved production efficiencies due to utilization of new equipment and testing methods.  The Company’s subsidiaries, excluding the Shrimp Farm, reported an increase in income before income taxes and minority interest of $136,000 for the third quarter of fiscal year 2003.

          The Company’s Shrimp Farm operation, based in Costa Rica, reported a loss before income taxes and minority interest for the third quarter of fiscal year 2003 of $643,000 compared to a loss of $482,000 reported in the third quarter of fiscal year 2002.  The current situation at the shrimp farm in Costa Rica is disappointing.  After consulting with aquaculture experts earlier in the year and as discussed at the annual shareholders' meeting, it was determined that higher temperatures, while not preventing the white spot virus, have been shown to substantially lower, if not eliminate, the mortality.  Subsequent to the end of the third quarter, the farm incurred unusually heavy rains and substantial cloud cover.  During the period of May 13 through May 17, there was approximately 8.5 inches of rain.  This rainfall, combined with the cloud cover, caused the pond temperatures to decline significantly.  Animal sampling of ponds in active production showed sustained reduction in biomass from the third week of May to date.  This reduction casts in doubt the viability of the current crop and necessitates a re-evaluation of the Company's business plan for the Shrimp Farm operation as it is predicated on temperature control.  As a result the Company has put the farm in a phase-down mode until all options can be evaluated.  Management anticipates it is likely an impairment charge of up to $4.5 million net of tax will occur in the fourth quarter.

          The Company’s income before income taxes and minority interest for the third quarter of fiscal year 2002 was $780,000, up 8% from the $722,000 reported in the third quarter of fiscal year 2001.  The shrimp farm operation, based in Costa Rica, had reported an operating loss of $481,000 for the third quarter of fiscal year 2002, an increased loss of $226,000 from the prior year.  The Company’s subsidiaries had reported an increase in international work during the third quarter of fiscal year 2002.  The new contracts in Saudi Arabia and Kuwait were the main reason for this increase.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

          The Company may have exposure to market risk for change in interest rates, primarily related to its investments and debt instruments.  The Company does not have any derivative financial instruments included in its investments.  The Company invests only in instruments that meet high credit quality standards.  The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk.  As of April 26, 2003, the Company's investments consisted of short-term commercial paper and mutual funds.  The Company does not expect any material loss with respect to its investments.

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

PART 2

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

Ecology and Environment, Inc.

Date: June 16, 2003	/s/ RONALD L. FRANK RONALD L. FRANK EXECUTIVE VICE PRESIDENT CHIEF FINANCIAL OFFICER (PRINCIPAL FINANCIAL ACCOUNTING OFFICER)

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

Date: June 16, 2003	/s/ GERHARD J. NEUMAIER GERHARD J. NEUMAIER PRESIDENT PRINCIPAL EXECUTIVE OFFICER

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

Date: June 16, 2003	/s/ RONALD L. FRANK RONALD L. FRANK EXECUTIVE VICE PRESIDENT CHIEF FINANCIAL OFFICER (PRINCIPAL FINANCIAL ACCOUNTING OFFICER)

EXHIBIT INDEX
Exhibit No.	Description
99.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002