Form 10-K
period 2003-07-31
ECOLOGY & ENVIRONMENT INC
filed 2003-11-12
CIK 809933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

(	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2003
OR
!	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from__________ to__________.

Commission File Number 1-9065

Ecology and Environment, Inc.
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	16-0971022 (IRS Employer Identification Number)

368 Pleasant View Drive Lancaster, New York (Address of principal executive offices)	14086-1397 (Zip code)

(716) 684-8060
(Registrant's telephone number, including area code)

Title of Each Class Class A Common Stock, par value $.01 per share	Name of Exchange on Which Registered American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act.

        None
(Title of Class)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes  (        No    !

       Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.          !

       Indicate by check mark whether the registrant is an accelerated filer (as described in Rule 12b-2 of the Act).     Yes   !       No   (

Exhibit Index on Page 40

            As of September 30, 2003, 2,392,395 shares of the registrant's Class A Common Stock, $.01 par value (the "Class A Common Stock") were outstanding, and the aggregate market value (based on the closing price as quoted by the American Stock Exchange on September 30, 2003) of the Class A Common Stock held by non-affiliates of the registrant was approximately $24,671,556.  As of the same date, 1,674,809 shares of the registrant's Class B Common Stock, $.01 par value ("Class B Common Stock") were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

            Portions of the Registrant's Registration Statement on Form S-1, as amended by Amendment Nos. 1 and 2 (Registration No. 33-11543) as well as portions of the Company's Form 10-K for fiscal years ending July 31, 1988, 1990, 1994, 1997 and 2002 are incorporated by reference in Part IV of this Form10-K.

PART 1

Item 1.   BUSINESS

General

Ecology and Environment, Inc. ("EEI" or the "Company") is a broad based environmental consulting and testing firm whose underlying philosophy is to provide professional services worldwide so that sustainable economic and human development may proceed with minimum negative impact on the environment.  The Company offers a broad range of environmental consulting services including:  environmental audits; environmental impact assessments; terrestrial, aquatic and marine surveys; air quality management and air toxics pollution control; environmental engineering; noise pollution evaluations; wastewater analyses; water pollution control; industrial hygiene and occupational health studies; archaeological and cultural resource studies; environmental infrastructure planning; air, water and groundwater monitoring; and analytical laboratory services.

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

The total contract value of the three (3) START contracts, if the EPA exercises all options within each of them, is approximately $89 million.  The base value of the three (3) START contracts over five years is approximately $26.0 million.  The EPA can exercise any number of options covering additional years or increased quantities over each of the contracts' five year terms expiring in December 2005. The Company, as of July 31, 2003, has realized total net revenues of approximately $27.5 million under these contracts.

These contracts contain termination provisions under which the EPA may, without penalty, terminate the contract upon written notice to the Company.  In the event of termination, the Company would be paid only termination costs in accordance with the contract. The Company has never had a contract terminated by the EPA.

Saudi Arabia/Kuwait Contracts

The Company has provided assistance to the Kingdom of Saudi Arabia and the State of Kuwait since 1995 in support of environmental damage claims filed by these countries with the United Nations Compensation Commission (UNCC) resulting from Iraqi aggression during the 1991 Gulf War.  On October 30, 2001, the Company through its majority-owned Saudi subsidiary secured a significant expansion of an existing contract with Saudi Arabia (2001 Oversight Contract) and through a majority-owned domestic subsidiary entered into three new contracts with Kuwait.  The contract for work with Saudi Arabia provides for the oversight and supervision of the implementation of monitoring and assessment studies to determine the extent of damage to marine, coastal and terrestrial resources while the contract for work with Kuwait provides for conducting terrestrial and coastal monitoring and assessment studies as well as the establishment and operation of an environmental laboratory in Kuwait.  The 2001 Oversight Contract with Saudi Arabia is a time and materials contract for approximately $22.8 million of net revenue and covers 30 months.  The three fixed price contracts with Kuwait are for a period of five years and total approximately $29 million of expected net revenues.  However, the laboratory fixed price contract in Kuwait contains a time and materials portion that could yield an additional $10.0 million of net revenue.  On September 21, 2002, the Company's majority-owned Saudi subsidiary secured a second contract in Saudi Arabia.  This contract is a $19 million fixed price agreement for a five-year period with the Kingdom of Saudi Arabia for the Implementation of the Public Health Claim Studies.  These studies will support the Kingdom's claims to be filed with the UNCC.  The Company, as of July 31, 2003, has recognized net aggregate revenues of approximately $19.9 and $14.2 million from the Saudi and Kuwait contracts, respectively.

The contracts in Saudi Arabia are through the Company's majority owned (66 2/3%) subsidiary Ecology and Environment of Saudi Arabia Co., LTD. (EESAL). The Company has an agreement with its' minority shareholder to divide any profits in EESAL from the current contracts equally, and to pay to the minority shareholder a commission of 5% of the total contract values. The commission and additional profit sharing covers on-going representation in the Kingdom, logistical support including the negotiation and procurement of Saudi national personnel, facilities, equipment, licenses, permits, and any other support deemed necessary in the implementation and performance of the Saudi contracts. As of July 31,2003 the Company has incurred expense of $ 891,000 ($505,000 in fiscal year 2003 and $386,000 in fiscal year 2002) under the terms of this commission agreement.

These contracts in Saudi Arabia and Kuwait contain termination provisions under which the government contracting for the work may, without penalty, terminate the contract.  In the event of termination, the Company's subsidiary would be paid only termination costs in accordance with each of the contracts.  Termination costs include revenue earned up to the date of termination and reasonable costs of repatriation of employees.  The Company has never had a contract terminated by Saudi Arabia or Kuwait.

Deferred revenue balances at July 31, 2003 represent net advances received under the Saudi and Kuwait contracts.  The Company has received $3.4 million of advances under the Saudi contracts, of which $1.2 million is still remaining and $12.4 million of advances under the Kuwait contracts of which $10.0 million is still remaining.   Deferred revenue is recognized against future progress billings over the respective contract periods.

Task Order Contracts

The Company has numerous task order contracts with state and federal governmental agencies which contain indefinite order quantities and/or option periods ranging from two to ten years.  The maximum potential gross revenues included in these contracts is approximately $232.0 million.  Work done under task orders run the full range of services provided by EEI from risk management plans; to air quality control; to groundwater monitoring; to hazardous materials (HAZMAT) response plans, to solid waste management; to strategic information management and database support.

Environmental Consulting Services

The Company's staff includes individuals with advanced degrees representing over 75 scientific and engineering disciplines that relate to the identification, quantification, analysis, and remediation of hazards to the environment.  The Company has rendered consulting services to commercial and government clients in a variety of service sectors, such as the following:

Hazardous Material Services

Introduction.  EEI has conducted hazardous waste site evaluations throughout the United States.  In conducting these site evaluations, the Company provides site investigation (e.g., geophysical surveys, monitoring well installation, and sample collection and analysis), engineering design, and operation and maintenance for a wide range of industrial and governmental clients.  In providing such services, the Company inventories and collects sample materials on site and then evaluates waste management practices, potential off-site impacts and liability concerns.  EEI then recommends and designs cleanup programs and assists in the implementation and monitoring of those cleanup programs.

Field Investigation.  The Company's field investigation services primarily involve the development of work plans, health and safety plans, and quality assurance and quality control plans to govern and conduct such field investigations to define the nature and extent of contaminants at a site.

Engineering Services.  After field investigation services have been completed and the necessary approvals obtained, the Company's engineering specialists develop plans and specifications for remedial cleanup activities.  This work includes the development of methods and standard operating procedures to assess contamination problems, and to identify, develop and design appropriate pollution control schemes.  Alternative cleanup strategies are evaluated and conceptual engineering approaches are formulated.  The Company also provides supervision of actual cleanup or remedial construction work performed by other contractors.

Homeland Protection / Emergency Response

Around the world, recent events involving terrorism and bioterrorism have raised the concern for public health and safety as well as environmental protection.  EEI’s Homeland Protection Services include logistics support, emergency response, and comprehensive planning and preparedness offered to both governmental and private industry clients.  EEI has extensive experience as to local vulnerabilities, assets and existing emergency response plans, in addition to the state and federal laws and regulations that affect emergency response plans.  EEI supports all phases of incident management—preparedness, mitigation, response and recovery.  For the past 30 years, EEI has assisted its clients in preparing for potential disasters, both man-made and natural.  The Company has assessed potential threats, evaluated resources, developed response plans, trained personnel and conducted exercises.  In addition, the Company has responded to thousands of emergencies and has monitored and has managed the restoration of the environment after incidents.

EEI has provided science and environmental engineering expertise at high-profile disasters and incidents including large oil spills in U.S. waterbodies; dioxin contamination in the Midwest; Anthrax threats in the United States in 2002; the 1991Gulf War oil fires in Kuwait; and the September 11, 2001 terrorist attacks.  In addition to emergency response, the Company also provides critical training to first responders in nuclear, biological, and chemical/counter-terrorism and in HAZMAT identification, response and remediation; develops standard operating procedures for health and safety at hazardous sites; assesses sites and potential for danger; and develops prevention/preparedness/outreach activities.

Pipelines

EEI has provided the pipeline industry with full-service environmental support for more than 30 years.  The Company's extensive experience includes route selection; field support and survey, such as wetland delineation and endangered species surveys; regulatory compliance and permit support, including preparation of erosion control plans for submission to state agencies, Section 10 and Section 404 permits for submission to the United States Army Corps Engineers, and Federal Energy Regulatory Commission 7(c) filings; and preparation of environmental monitoring and restoration plans, including development of quality assurance specifications.  The Company has developed and implemented work plans for contamination assessment, Phase I and II sampling, and supports clients for Phase III remediation.

Power

With the deregulation of certain sectors of the power industry and the electrical supply shortage of 2001, there is a rapidly increasing demand for new power plants.  Companies that can quickly permit new power generation capacity are poised to reap the benefits of the power market's remarkable revitalization, both domestically and abroad.  EEI has specialized in providing comprehensive environmental services for the power industry since the Company's inception.  The Company is familiar with licensing requirements and processes worldwide and conducts comprehensive site selection programs which include assessment of engineering constraints such as the location and availability of fuel and cooling water as well as grid interconnection and transmission issues; and assessment of environmental issues such as air quality, water quality, terrestrial and aquatic vegetation and wildlife, and cultural heritage.  For existing energy facilities, EEI has completed over 100 due diligence audits.  The Company also helps power companies meet the daily regulatory requirements for power generation and/or transmission.

 Liquefied Natural Gas (LNG)

The increased domestic demand for clean burning natural gas combined with acceleration of worldwide development of stranded gas reserves, has increased the need for new and expanded LNG export and import facilities. Project developers rely on EEI for essential environmental support services, with the Company’s extensive experience in addressing key siting, environmental permitting, engineering, safety, and regulatory elements associated with planning, design and operation of LNG liquefaction and regasification facilities. EEI has conducted environmental and safety studies for LNG facilities in the US, Canada, Bahamas, Norway, Trinidad, and Indonesia.  The studies have involved analyses of oceanographic, navigational, and meteorological conditions to determine whether access by LNG tankers would be feasible and safe, and whether operation of the facilities would be uninterrupted.  In addition, EEI has studied the compatibility of LNG facilities with the present and projected uses of waterways and adjacent lands, the potential risks to the general public near prospective sites, and the potential effects of facility construction and operation on terrestrial and aquatic ecosystems.

  Environmental Assessments

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

Wetlands

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

International

EEI has over 20 years experience in international work.  The Company now has partners in over 30 countries and has completed over 15,000 major environmental assignments in over 67 countries worldwide.  Assignments completed are in fields such as environmental assessment; management and financial planning; institutional strengthening and standards development; water supply and development; wastewater treatment; and solid waste project construction supervision.  The Company also has extensive experience working with international lending institutions such as the Asian Development Bank and the World Bank.  For the fiscal years ending July 31, 2003, 2002 and 2001 the net aggregate revenues from international work amounted to $30.3 million, $22.8 million and $8.0 million, respectively.

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

Aquaculture

The Company owns an aquaculture shrimp facility (Frutas Marinas, S.A.) in the province of Puntarenas on the Pacific coast of Costa Rica.  The facility includes 400 hectares of land of which 193 hectares is shrimp aquaculture ponds.  The Company decided to discontinue the operation in July 2003 and has recognized an impairment loss in the current fiscal year.  The remaining assets of the shrimp farm are currently classified as assets of discontinued operations held for sale.  See Item 7, Management Discussion and Analysis and Note 17 in the Notes to Consolidated Financial Statements.

The Company also owns the assets of a fish farm located in Jordan.  The farm is located on the banks of the Jordan River 120 kilometers north of Amman.  The assets were purchased through a newly formed entity, American Arab Aquaculture Company  (AMARACO), of which EEI owns 51%.  AMARACO has invested approximately $500,000 to upgrade the farm's infrastructure, production methods, and species selection.

Segment Reporting

The Company has three reportable segments:  consulting services, analytical laboratory services, and aquaculture.  Refer to the Company's financial statements for fiscal year 2003 contained in Item 8 hereof for additional pertinent information on the Company's segments.

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

The Comprehensive Environmental Response, Compensation, And Liability Act Of 1980, As Amended ("CERCLA", "Superfund" or the "Superfund Act")

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

The Resource Conservation And Recovery Act Of 1976 ("RCRA")

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

Toxic Substance Control Act Of 1976 ("TSCA")

TSCA authorizes the EPA to gather information on the risks posed to public health and the environment by chemicals and to regulate the manufacturing, use and disposal of chemical substances.  The 1986 amendments to TSCA and its implementing regulations require school systems to inspect their buildings for asbestos, determine where asbestos containing materials pose hazards to humans and abate those hazards.  Regarding PCBs specifically, amendments to TSCA regulations dated December 21, 1989 established comprehensive record keeping requirements for persons engaged in PCB transportation, storage and disposal activities.  Amendments effective August 28, 1998 add regulatory provisions authorizing certain uses of PCBs; specifying additional alternatives for the cleanup and disposal of PCBs; establishing procedures for determining PCB concentration; establishing standards and procedures for decontamination; and updating several marking, record keeping, and reporting requirements.  The Company's principal work under TSCA involves field sampling, site reconnaissance, development of remedial programs and supervision of construction activities at sites involving PCB contamination.

The National Environmental Policy Act ("NEPA")

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

Clean Air Act

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

Safe Drinking Water And Clean Water Acts

The SDWA of 1996 and recent regulatory changes under the Clean Water Act (CWA) work together in order to ensure that the public is provided with safe drinking and recreational waters by utilizing watershed approaches and applying similar principles (Total Maximum Daily Load, National Pollution Discharge Elimination System, Source Water Assessment Program, Storm Water Program).  Thus, they supplement and help one another more effectively reach each other's goals.  Ecology and Environment, Inc. assists public and private clients in developing and establishing pollution prevention programs, assisting clients in monitoring ground, waste and stormwater systems, and help clients with water permitting and compliance issues.

Other

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

The Company's worldwide marketing efforts are conducted by its marketing group located at its headquarters, its regional offices, and its international subsidiaries.  EEI markets its services to existing and potential governmental, industrial and engineering clients.  The Company closely monitors government contract procurements and responds to requests for proposals requiring services provided by the Company.  The marketing group also monitors government regulation and other events that may generate new business by requiring governments and industrial firms to respond to new regulatory actions.  The marketing group is supported by EEI's technical staff which is responsible for preparing technical proposals that are customarily delivered with the Company's bid for a project.  The Company participates in industrial trade shows and professional seminars relating to its business.

Backlog

The Company's firm backlog of uncompleted projects and maximum potential gross revenues from indefinite task order contracts, at July 31, 2003 and 2002 were as follows:

	(Millions of $)
	Fiscal Year	Fiscal Year
	Ended 7/31/03	Ended 7/31/02

Total firm backlog	$72.4	$67.1

Anticipated completion of firm backlog in next twelve months	62.4	40.6

Maximum potential gross revenues from task order contracts	232.0	229.0

The above maximum figures include $61 million of potential revenue backlog attributable to the options under the START contracts.  This backlog includes a substantial amount of work to be performed under contracts which contain termination provisions under which the contract can be terminated without penalty upon written notice to the Company.  The likelihood of obtaining the full value of the task order contracts cannot be determined at this time.

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

Employees

As of July 31, 2003, the Company, including subsidiaries, had approximately 890 employees.  The majority of the employees hold bachelor's degrees and/or advanced degrees in such areas as chemical, civil, mechanical, sanitary, soil, structural and transportation engineering, biology, geology, hydrogeology, ecology, urban and regional planning and oceanography.  The Company's ability to remain competitive will depend largely upon its ability to recruit and retain qualified personnel.  None of the Company's employees is represented by a labor organization and employee relations are good.

Item 2.     PROPERTIES

The Company's headquarters (60,000 square feet) is located in Lancaster, New York, a suburb of Buffalo.  The Company's laboratory and warehouse facility in Lancaster, New York consists of two buildings totaling approximately 35,000 square feet.  The Company also leases office and storage facilities at twenty (20) regional offices in the United States, with terms which generally coincide with the duration of the Company's contracts in those areas.  The Company's subsidiaries also own the shrimp and fish farms described in the Aquaculture section of Item 1, Business.

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

FISCAL 2003
	High	Low

First Quarter (commencing August 1, 2002-October 26, 2002)	$10.30	$8.70
Second Quarter (commencing October 27, 2002-January 25, 2003)	9.00	7.75
Third Quarter (commencing January 26, 2003-April 26, 2003)	8.50	7.25
Fourth Quarter (commencing April 27, 2003-July 31, 2003)	10.04	8.35

FISCAL 2002
	High	Low

First Quarter (commencing August 1, 2001-October 27, 2001)	$11.75	$7.50
Second Quarter (commencing October 28, 2001-January 26, 2002)	11.86	8.10
Third Quarter (commencing January 27, 2002-April 27, 2002)	10.95	9.90
Fourth Quarter (commencing April 28, 2002-July 31, 2002)	11.80	10.20

(b)   Approximate Number of Holders of Class A Common Stock.  As of September 30, 2003, 2,392,395 shares of the Company's Class A Common Stock were outstanding and the number of holders of record of the Company's Class A Common Stock at that date was 439.  The Company estimates that it has a significantly greater number of Class A Common Stock shareholders because a substantial number of the Company's shares are held in street name.  As of the same date, there were 1,674,809 shares of the Company's Class B Common Stock outstanding and the number of holders of record of the Class B Common Stock at that date was 63.

(c)   Dividend.  In the fiscal years ended July 31, 2002 and 2003 the Company declared and paid two cash dividends totaling $.32 and $.33 per share of common stock, respectively.  The amount, if any, of future dividends remains within the discretion of the Company's Board of Directors and will depend upon the Company's future earnings, financial condition and requirements and other factors as determined by the Board of Directors.

The Company's Certificate of Incorporation provides that any cash or property dividend paid on Class A Common Stock must be at least equal to the cash or property dividend paid on Class B Common Stock on a per share basis.

Equity Compensation Plan Information as of July 31, 2003:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights.	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by securities holders: 1986 Incentive Stock Option Plan	33,390	$9.28	----

Equity compensation plans not approved by security holders: 1998 Stock Award Plan	----	----	32,286

Total	33,390	---	32,286

Refer to Note 10 to Consolidated Financial Statements set forth in Part IV of this Annual Report on Form 10-K for more information on the Equity Compensation Plan not approved by stockholders 1998 Stock Award Plan.

Item 6.   SELECTED CONSOLIDATED FINANCIAL DATA

             The financial statements presented below have been reclassified to give retroactive effect to the FY 2003 discontinuance of the Company's shrimp farm operations.   See note No. 17 to the Notes to Consolidated Financial Statements for additional information.

	Year Ended July 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share amounts)

Operating data:

Gross revenues	$116,214	$88,837	$87,923	$85,127	$75,411
Net revenues	90,490	73,408	73,148	69,155	63,349
Income from operations	7,679	5,017	4,472	1,745	53
Income from continuing operations before
income taxes and minority interest	7,421	5,146	4,850	2,155	483

Net income from continuing operations	3,790	3,125	2,558	1,161	299
Net loss from discontinued operations	(4,992)	(1,716)	(663)	(382)	---

Total net income (loss)	(1,202)	1,409	1,895	779	299

Net income (loss) per common share: basic
Continuing operations	$0.95	$0.77	$0.62	$0.30	$0.08
Discontinued operations	(1.25)	(0.42)	(0.16)	(0.10)	---

Total net income per common share: basic	$(0.30)	$0.35	$0.46	$0.20	$0.08

Net income (loss) per common share: diluted
Continuing operations	$0.94	$0.77	$0.62	$0.30	$0.08
Discontinued operations	(1.23)	(0.42)	(0.16)	(0.10)	---

Net income (loss) per common share: diluted	(0.29)	0.35	$0.46	$0.20	$0.08

Cash dividends declared per common share:
Basic and Diluted	$0.33	$0.32	$0.32	$0.32	$0.32

Weighted average common shares outstanding:
Basic	3,996,796	4,069,848	4,103,740	3,968,500	3,957,825
Diluted	4,050,385	4,072,694	4,103,740	3,968,500	3,957,825

	Year Ended July 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share amounts)

Balance sheet data:

Working capital	$27,479	$30,268	$24,019	$24,714	$27,503

Total assets	76,382	74,471	57,686	53,449	52,695

Long-term debt	137	---	40	58	516

Shareholders' equity	38,378	41,294	42,338	42,336	42,542

Book value per share:
Basic	$9.60	$10.15	$10.31	$10.67	$10.75
Diluted	$9.48	$10.14	$10.31	$10.67	$10.75

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

At July 31, 2003 the Company had a working capital balance of  $27.5 million, down $2.8 million from the $30.3 million balance reported at July 31, 2002.  Cash and cash equivalents decreased $1.7 million as a result of a $8.0 million increase in contracts receivable, a $1.4 million increase in income taxes, a $1.6 million decrease in other current assets, a $2.4 million increase in the current portion of long-term debt and a $2.2 million increase in other accrued liabilities.  The increase in contracts receivable was mainly attributable to the Saudi Arabia and Kuwait Contracts entered into by the Company’s subsidiaries during fiscal year 2002.  As of July 31, 2003 the Company has receivables outstanding on the Saudi and Kuwait contracts of $6.6 and $10.8 million respectively.  Net advances on these contracts at July 31, 2003 are $11.2 million, which are backed by letters of credit.  The increase in short-term debt was due to a bank overdraft of $2.1 million during the month of July 2003.  Deposits to offset the overdraft were received in early August 2003.

The Company maintains an unsecured line of credit of $20.0 million with a bank at ½% below the prevailing prime rate.  A second line of credit is available at another bank for up to $13.5 million, exclusively for letters of credit.  The Company has outstanding letters of credit (LOC’s) at July 31, 2003 in the amount of $16.8 million.  These LOC’s were obtained to secure advance payments and performance guarantees for contracts in the Middle East.  Other than the LOC's, there are no outstanding borrowings under the lines of credit and there is $16.7 million of line still available at July 31, 2003.  There are no significant additional working capital requirements pending at July 31, 2003.

The Company has obtained two waivers from covenants under one of its bank line of credit agreements.  The waivers were necessary as a result of the reported impairment loss of the shrimp farm operation and the $2.1 million bank overdraft in one of the Company's foreign bank accounts.  The first waiver reduced the required minimum tangible net worth from $43.0 million to $39.0 million excluding Accumulated Other Comprehensive Income and intangible assets.  Tangible net worth at July 31, 2003 as defined by the covenant is $40.0 million.  The second waiver eliminates the minimum current ratio required (defined as total current assets less deferred income taxes minus total current liabilities) of 1.8:1 for the fiscal year ended July 31, 2003.  The current ratio at July 31, 2003 as defined by the covenant is 1.69:1.

Results of Continuing Operations

Net Revenue

Net revenues for fiscal year 2003 were $90.5 million, up 23% from the $73.4 million reported in fiscal year 2002.  Net revenues for the fourth quarter of fiscal year 2003 were $25.9 million, up 22% from the $21.2 million reported in the fourth quarter of fiscal year 2002.  The Company reported an increase in net revenues for fiscal year 2003 across a broad range of customers.  The Company’s contracts in Saudi Arabia and Kuwait together with increases in net revenues from various commercial and US Department of Defense (DoD) clients accounted for the majority of the increase.  The work in Kuwait and Saudi Arabia increased 73% in fiscal year 2003 to $20.6 million, while commercial net revenues were $13.8 million, up 60% from the $8.6 million reported in fiscal year 2002.  Net revenues reported for DOD clients were $15.2 million for fiscal year 2003, up 20% from the $12.7 million reported in fiscal year 2002.  Walsh Environmental, one of the Company’s subsidiaries, reported net revenues of $7.2 million, up 29% from the $5.6 million reported in the prior year.  Net revenue from the USEPA and various state agencies fell 10% and 4% respectively.

The Saudi Arabia and Kuwait contracts along with various commercial clients accounted for the majority of the increase in net revenues for the fourth quarter of fiscal year 2003.  The Company’s Analytical Services Center (ASC) reported net revenues of $5.8 million for fiscal year 2003 and $1.9 million in the fourth quarter, a 69% increase in net revenues for the fourth quarter and a total increase of 38% for the fiscal year.  The ASC’s increased volume is attributable to $1.4 million of samples received under the Kuwait contract.  Walsh Environmental reported net revenues of $2.0 million for the fourth quarter of fiscal year 2003, up 54% from the $1.3 million reported in the fourth quarter of fiscal year 2002.

Net revenues for fiscal year 2002 were $73.4 million, up from the $73.1 million reported in fiscal year 2001.  Net revenues for the fourth quarter of fiscal year 2002 were $21.2 million, up 18% from the $18.0 million reported in fiscal year 2001.  The increase in net revenues was attributable to the Saudi and Kuwait contracts, which were signed during the first and second quarters of fiscal year 2002, respectively.  These contracts reported net revenues for fiscal year 2002 of $11.3 million, of which net revenues of $4.5 million were attributable to the fourth quarter of fiscal year 2002.  State government and agency clients reported net revenues for the fourth quarter of fiscal year 2002 of $3.9 million, up from the $3.0 million reported in the fourth quarter of the prior year.  For fiscal year 2002, these state government and agency clients reported an increase in net revenues of $4.6 million over the prior year.  The fiscal year increases in net revenues were offset by a decrease of $11.4 million from the U.S. Environmental Protection Agency (USEPA).

Income From Continuing Operations Before Income Taxes and Minority Interest

The Company’s income from continuing operations before income taxes and minority interest for fiscal year 2003 was $7.4 million, up 45% from the $5.1 million reported in fiscal year 2002.  For the fourth quarter of fiscal year 2003, the Company’s income from continuing operations before income taxes and minority interest was $1.95 million, up 20% from the $1.63 million reported in fiscal year 2002.  The increase in income before income taxes and minority interest was mainly attributable to increased volume and resulting efficiencies in administrative and indirect expenses.  Marketing costs held steady despite the 23% increase in net revenues.  The Company’s ASC reported an operating loss of $132,000 for fiscal year 2003 and an operating income of $32,000 for the fourth quarter, which represents a 112% increase in operating income for the fourth quarter and a total decrease in operating loss of 86% for the fiscal year.  The ASC has benefited from additional sales revenue of approximately $1.4 million under the Kuwait contract and improved production efficiencies due to utilization of new equipment and testing methods.  Walsh Environmental reported operating income of  $197,000 for the fourth quarter of fiscal year 2003, an increase of 110% over the prior year.

The Company’s income from continuing operations before income taxes and minority interest for fiscal year 2002 was $5.1 million, up 4% from the $4.9 million reported in fiscal year 2001.  For the fourth quarter of fiscal year 2002, income before income taxes and minority interest was $1.6 million, up 23% from the $1.3 million reported in the prior year.  The increase in income from continuing operations before income taxes and minority interest was mainly attributable to an increase in work from our international and state clients, along with efficiencies in administrative and indirect expenses.  The new contracts in Saudi Arabia and Kuwait were the basis for the increase in international work.

Discontinued Operations

During the fourth quarter of fiscal year 2003, the Company made the decision to discontinue its Costa Rican shrimp farm operation, Frutas Marinas S.A.  The farm had failed to achieve planned production estimates.  Operations management was unable to control repeated outbreaks of disease, primarily White Spot Syndrome Virus resulting in repeated operating losses for the last three years all amid depressed selling prices for the shrimp.  The Company made the decision to terminate operations at its Board of Directors' meeting in July 2003 and has embarked on a program to liquidate the assets of the shrimp farm within one year.  In accordance with Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviewed the assets of Frutas Marinas S.A. to determine the extent of the impairment loss in the carrying value of these assets.  The Company has estimated the fair value of assets based on an appraisal of the property for general farm use (the predominate land use surrounding the farm) due to the anticipated difficulty in selling the property as a shrimp farm operation.  As a result, the Company has recognized an impairment loss on discontinued operations of $5,007,364 ($3,010,005 net of tax) during the fourth quarter of fiscal year 2003.

The shrimp farm operation reported a loss before taxes of $2.6 million for fiscal year 2002, an increased loss of $1.6 million from the prior fiscal year.  For the fourth quarter of fiscal year 2002, the farm reported a loss before taxes of $1.1 million, an increased loss of  $893,000 from the fourth quarter of fiscal year 2001.  The farm was nearing full production when it was once again infested with the White Spot Syndrome virus during the fourth quarter of fiscal year 2002 and was forced to write off over $800,000 in inventory infected with the virus.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations (ARO), which became effective for the Company for the fiscal year ended July 31, 2003.  SFAS No. 143 requires that contractual obligations associated with the retirement of tangible long-lived assets be recorded as a liability when those obligations are incurred, with the amount of the liability measured at discounted fair value.  The ARO would be capitalized and depreciated over the useful life of the related asset.  Upon adoption of the final statement, an entity will use a cumulative-effect approach to recognize transition amounts for existing ARO liabilities, asset retirement costs, and accumulated depreciation.  Adoption of this statement did not materially impact the Company's financial statements.

In 2002, the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities, which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002.  This statement did not have a significant impact on the Company's financial statements.

The FASB issued interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees including Indirect Guarantees of Indebtedness of Others (FIN No. 45), in late 2002.  FIN No. 45 requires the fair-value measurement and recognition of a liability for the issuance of certain guarantees issued or modified on January 1, 2003 or after.  The Company has considered the enhanced disclosure requirements required by FIN No. 45.  Implementation of the fair-value measurement and recognition provisions of FIN No. 45 in 2003 did not have a material impact on the Company's financial statements.

In addition, in January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN No. 46).  FIN No. 46 provides guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities (VIEs).  This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003.  Certain provisions of FIN 46 were deferred but are not applicable to the Company.  Implementation of FIN No. 46 in 2003 did not have a material impact on the Company's financial statements.

Critical Accounting Policies and Use of Estimates

Management's discussion and analysis of financial condition and results of operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United State of America.  The preparation of these statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts, inventories, income taxes, impairment of long-lived assets and contingencies.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following accounting policies involve its more significant judgments and estimates used in the preparation of its consolidated financial statements.  The Company maintains reserves for cost disallowances on its cost based contracts as a result of government audits.  However, final rates have not been negotiated under these audits since 1989.  The Company has estimated its exposure based on completed audits, historical experience and discussions with the government auditors.  The Company recorded an impairment loss on its shrimp farm operation in fiscal year 2003.  An estimate of the fair value of its assets was made based on external appraisals of the land and buildings and internal estimates of the realizable value of the equipment.  If these estimates or their related assumptions change, the Company may be required to record additional impairment losses for its shrimp farm operation or additional charges for disallowed costs on its government contracts.

Inflation

Inflation has not had a material impact on the Company's business because a significant amount of the Company's contracts are either cost based or contain commercial rates for services that are adjusted annually.

Item 7a.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company may have exposure to market risk for change in interest rates, primarily related to its investments.  The Company does not have any derivative financial instruments included in its investments.  The Company invests only in instruments that meet high credit quality standards.  The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk.  As of July 31, 2003, the Company's investments consisted of short-term commercial paper and mutual funds.  The Company does not expect any material loss with respect to its investments.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Auditors

To the Board of Directors
and Shareholders of
Ecology and Environment, Inc.

In our opinion, the consolidated financial statements listed in the indexappearing under Item 15(a)(1) and listed in the index appearing under Item 15(a)(2), respectively, present fairly, in all material respects, the financial position of Ecology and Environment, Inc. and its subsidiaries at July 31, 2003 and 2002, and the results oftheiroperations and theircash flows for each of the three years in the period ended July 31, 2003 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the indexappearing under Item 15(a)(1) and listed in the index appearing under Item 15(a)(2), respectively,   present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidatedfinancial statements.  These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Buffalo, New York
October 27, 2003
Ecology and Environment, Inc
Consolidated Balance Sheet

	July 31,	July 31,
	2003	2002

Assets

Current assets:
Cash and cash equivalents	$6,577,390	$8,229,034
Investment securities available for sale	4,078,181	3,904,799
Contract receivables, net	40,692,336	32,720,338
Deferred income taxes	4,970,036	2,325,370
Income taxes receivable	---	312,977
Other current assets	3,517,283	5,144,428
Assets of discontinued operations held for sale	205,545	---

Total current assets	60,040,771	52,636,946

Property, building and equipment, net	12,175,137	16,961,544
Deferred income taxes	261,713	237,495
Other assets	3,903,912	4,635,298

Total assets	$76,381,533	$74,471,283

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$6,327,389	$5,923,996
Accrued payroll costs	4,872,149	4,359,302
Income taxes payable	1,150,564	266,411
Deferred revenue	7,375,313	3,822,069
Current portion of long-term debt and capital lease obligations	2,378,226	---
Other accrued liabilities	10,147,854	7,997,097
Liabilities of discontinued operations held for sale	310,378	---

Total current liabilities	32,561,873	22,368,875

Deferred revenue	3,835,937	9,088,740
Long-term debt and capital lease obligations	137,086	---
Minority interest	1,469,015	1,719,428

Shareholders' equity:
Preferred stock, par value $.01 per share;
authorized - 2,000,000 shares; no shares
issued	---	---
Class A common stock, par value $.01 per
share; authorized - 6,000,000 shares;
issued - 2,469,071 and 2,468,571 shares	24,691	24,686
Class B common stock, par value $.01 per
share; authorized - 10,000,000 shares;
issued - 1,712,068 and 1,712,068 shares	17,121	17,121
Capital in excess of par value	17,467,974	17,372,444
Retained earnings	23,967,504	26,570,576
Accumulated other comprehensive income	(2,111,830)	(1,661,265)
Unearned compensation, net of tax	(156,552)	(222,921)
Treasury stock - Class A common, 83,513 and 82,717
shares; Class B common, 26,259 and 26,259 shares, at cost	(831,286)	(806,401)

Total shareholders' equity	38,377,622	41,294,240

Total liabilities and shareholders' equity	$76,381,533	$74,471,283

The accompanying notes are an integral part of these financial statements.

Ecology and Environment, Inc.
Consolidated Statement of Income

	Year ended July 31,

	2003	2002	2001

Gross revenues	$116,214,080	$88,837,218	$87,923,115
Less: direct subcontract costs	25,724,518	15,428,749	14,774,722

Net revenues	90,489,562	73,408,469	73,148,393

Operating costs and expenses:
Cost of professional services and
other direct operating expenses	50,822,400	38,100,251	38,143,813
Administrative and indirect operating
expenses	22,041,153	20,469,657	21,751,540
Marketing and related costs	8,620,867	8,619,480	7,585,931
Depreciation	1,326,116	1,202,490	1,195,016

Total operating costs & expenses	82,810,536	68,391,878	68,676,300

Income from operations	7,679,026	5,016,591	4,472,093
Interest expense	(155,517)	(24,706)	(40,004)
Interest income	213,269	303,046	521,599
Other expense	(315,855)	(148,697)	(103,317)

Income from continuing operations before income taxes
and minority interest	7,420,923	5,146,234	4,850,371
Total income tax provision	2,318,953	1,702,583	1,896,462

Net income from continuing operations
before minority interest	5,101,970	3,443,651	2,953,909
Minority interest	(1,312,139)	(318,989)	(396,374)

Net income from continuing operations	3,789,831	3,124,662	2,557,535
Loss from discontinued operations	(8,303,739)	(2,641,682)	(1,018,835)
Income tax benefit on loss from discontinued operations	3,311,953	925,873	356,591

Net income (loss)	$(1,201,955)	$1,408,853	$1,895,291

Net income per common share: basic
Continuing operations	$0.95	$0.77	$0.62
Discontinued operations	(1.25)	(0.42)	(0.16)

Net income per common share: basic	$(0.30)	$0.35	$0.46

Net income per common share: diluted
Continuing operations	$0.94	$0.77	$0.62
Discontinued operations	(1.23)	(0.42)	(0.16)

Net income per common share: diluted	$(0.29)	$0.35	$0.46

Weighted average common shares outstanding: basic	3,996,796	4,069,848	4,103,740

Weighted average common shares outstanding: diluted	4,050,385	4,072,694	4,103,740

The accompanying notes are an integral part of these financial statements.

Ecology and Environment, Inc
Consolidated Statement of Cash Flows

	Year Ended July 31,

	2003	2002	2001

Cash flows from operating activities:
Net income from continuing operations	$3,789,831	$3,124,662	$2,557,535
Net income from discontinued operations	(4,991,786)	(1,715,809)	(662,244)
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	1,577,597	1,422,982	1,257,008
Amortization	366,747	233,075	246,507
Gain on disposition of property and equipment	1,930	1,250	22,039
Minority interest	(250,413)	849,929	396,374
Provision for contract adjustments	3,194,913	1,169,005	1,407,202
(Increase) decrease in:
- contracts receivable, net	(11,260,498)	(11,202,876)	84,522
- other current assets	1,515,187	(3,629,468)	(329,874)
- income taxes receivable	312,977	227,975	(514,871)
- deferred income taxes	(2,670,786)	111,853	(657,429)
- other non-current assets	731,386	(2,712,282)	562,611
Increase (decrease) in:
- accounts payable	410,198	888,521	661,435
- accrued payroll costs	512,847	319,003	470,273
- income taxes payable	884,153	(920,898)	1,187,309
- deferred revenue	(1,699,559)	12,910,809	---
- other accrued liabilities	2,454,330	3,821,568	844,742

Net cash provided by (used in) operating activities	(5,120,946)	4,899,299	7,533,139

Cash flows provided by (used in) investing activities:
Acquisitions	---	(222,541)	(245,925)
Purchase of property, building and equipment, net	(1,818,886)	(1,381,309)	(2,414,081)
Proceeds from sale of assets	---	---	96,450
Writedown of discontinued operations fixed assets, net	5,029,307	---	---
Payment for the purchase of bond	(168,891)	(149,987)	(149,276)

Net cash provided by (used in) investing activities	3,041,530	(1,753,837)	(2,712,832)

Cash flows provided by (used in) financing activities:
Dividends paid	(1,401,117)	(1,315,415)	(1,352,758)
Proceeds from (repayment of) debt	2,515,312	(39,516)	(18,701)
Net proceeds from issuance of common stock	3,625	75,634	161,550
Purchase of treasury stock	(242,337)	(425,739)	(216,391)
Foreign currency translation reserve	(447,711)	(1,043,364)	(559,806)

Net cash provided by (used in) financing activities	427,772	(2,748,400)	(1,986,106)

Net increase (decrease) in cash and cash equivalents	(1,651,644)	397,062	2,834,201
Cash and cash equivalents at beginning of period	8,229,034	7,831,972	4,997,771

Cash and cash equivalents at end of period	$6,577,390	$8,229,034	$7,831,972

The accompanying notes are an integral part of these financial statements.

Ecology and Environment, Inc
Consolidated Statement of Changes in Shareholders' Equity

							Accumulated
	Common Stock				Capital in		Other
	Class A		Class B		Excess of	Retained	Comprehensive	Unearned	Treasury Stock
	Shares	Amount	Shares	Amount	Par Value	earnings	Income	Compensation	Shares	Amount

Balance at July 31, 2000	2,392,709	$23,927	1,777,580	$17,772	$17,466,436	$25,914,566	$(159,692)	$ ---	155,669	$(1,079,079)

Net income	---	---	---	---	---	1,895,291	---	---	---	---
Foreign currency translation reserve	---	---	---	---	---	---	(559,806)	---	---	---
Cash dividends paid ($.32 per share)	---	---	---	---	---	(1,312,759)	---	---	---	---
Unrealized investment gain, net	---	---	---	---	---	---	71,779	---	---	---
GAC dividends	---	---	---	---	---	(19,960)	---	---	---	---
Conversion of common stock - B to A	21,300	213	(21,300)	(209)	---	---	---	---	---	---
Repurchase of Class A common stock	---	---	---	---	---	---	---	---	28,366	(216,391)
Issuance of stock under stock award plan, net	---	---	---	---	(212,613)	---	---	(408,783)	(82,332)	746,941
Amortization, net of tax	---	---	---	---	---	---	---	190,000	---	---
Forfeitures	---	---	---	---	20,831	---	---	36,820	---	(76,894)

Balance at July 31, 2001	2,414,009	$24,140	1,756,280	$17,563	$17,274,654	$26,477,138	$(647,719)	$(181,963)	101,703	$(625,423)

Net income	---	---	---	---	---	1,408,853	---	---	---	---
Foreign currency translation reserve	---	---	---	---	---	---	(1,043,365)	---	---	---
Cash dividends paid ($.32 per share)	---	---	---	---	---	(1,315,415)	---	---	---	---
Unrealized investment gain, net	---	---	---	---	---	---	29,819	---	---	---
Conversion of common stock – B to A	44,212	442	(44,212)	(442)	---	---	---	---	---	---
Repurchase of Class A common stock	---	---	---	---	---	---	---	---	57,515	(425,739)
Stock options	10,350	104	---	---	75,634	---	---	---	---	---
Issuance of stock under stock award plan, net	---	---	---	---	---	---	---	(324,456)	(50,242)	308,988
Amortization, net of tax	---	---	---	---	---	---	---	261,468	---	---
Forfeitures	---	---	---	---	22,156	---	---	22,030	---	(64,227)

Balance at July 31, 2002	2,468,571	$24,686	1,712,068	$17,121	$17,372,444	$26,570,576	$(1,661,265)	$(222,921)	108,976	$(806,401)

Net income	---	---	---	---	---	(1,201,955)	---	---	---	---
Foreign currency translation reserve	---	---	---	---	---	---	(447,711)	---	---	---
Cash dividends paid ($.33 per share)	---	---	---	---	---	(1,356,227)	---	---	---	---
Unrealized investment gain, net	---	---	---	---	---	---	(2,854)	---	---	---
GAC dividends	---	---	---	---	---	(44,890)	---	---	---	---
Conversion of common stock - B to A	---	---	---	---	---	---	---	---	---	---
Repurchase of Class A common stock	---	---	---	---	---	---	---	---	39,508	(242,337)
Stock options	500	5	---	---	3,620	---	---	---	---	---
Issuance of stock under stock award plan, net	---	---	---	---	60,003	---	---	(255,184)	(38,712)	286,469
Amortization, net of tax	---	---	---	---	---	---	---	307,373	---	---
Forfeitures	---	---	---	---	31,907	---	---	14,180	---	(69,017)

Balance at July 31, 2003	2,469,071	$24,691	1,712,068	$17,121	$17,467,974	$23,967,504	$(2,111,830)	$(156,552)	109,772	$(831,286)

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

         During fiscal years ended July 31, 2003, 2002 and 2001, the percentage of total net revenues derived from contracts exclusively with the United States Environmental Protection Agency (EPA) were 12%, 16% and 32%, respectively.  The Company's Superfund Technical Assessment and Response Team (START) contracts accounted for the majority of the EPA net revenue.  The percentage of net revenues derived from contracts with the United States Department of Defense (DOD) were 17%, 17%, and 18% for fiscal years ended July 31, 2003, 2002 and 2001, respectively.  The contracts in Saudi Arabia provided 13% of net revenues for the Company in fiscal year 2003 and 11% in fiscal year 2002.  The contracts in Kuwait accounted for 11% of total net revenues in fiscal year 2003.

2.     Summary of Significant Accounting Policies

        a.   Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly-owned and majority owned subsidiaries.  Also reflected in the financial statements is the 50% ownership in two Chinese operating joint ventures, Beijing Yi Yi Ecology and Engineering Co. Ltd. and the Tianjin Green Engineering Company.  These joint ventures are accounted for under the equity method.  All significant intercompany transactions and balances have been eliminated.  Certain amounts in the prior years' consolidated financial statements and notes have been reclassified to conform with the current year presentation.

        b.   Use of estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results may differ from those estimates.

        c.   Reclassifications

        Certain prior year amounts were reclassified to conform to the 2003 financial statement presentation.

        d.   Revenue recognition

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

        Revenues related to long-term government contracts are subject to audit by an agency of the United States government.  Government audits have been completed through fiscal year 1994 and are currently in process for fiscal years 1995 through 2000.  However, final rates have not been negotiated under these audits since 1989.  The majority of the balance in the allowance for contract adjustments accounts represent a reserve against possible adjustments for fiscal years 1990 through 2003.

        The balance of the Company's revenues consist of time and materials and fixed price contracts, including the contracts in Saudi Arabia and Kuwait.  Revenue on fixed price contracts is recognized on the percentage of completion method.

        Deferred revenue balances of $11.2 million and $12.9 million at July 31, 2003 and 2002, respectively, represent net advances received under the Saudi and Kuwait contracts.  Those advances are amortized against future progress billings over the respective contract periods.

        The Company adopted Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB101") in the fourth quarter of fiscal year 2001.  The adoption of SAB101 did not have a material impact on the Company's operating results or financial position.

        e.   Investment securities

        Investment securities have been classified as available for sale and are stated at estimated fair value. Unrealized gains or losses related to investment securities available for sale are reflected in accumulated other comprehensive income, net of applicable income taxes in the consolidated balance sheet and statement of changes in shareholders' equity.   The cost of securities sold is based on the specific identification method.

        f.   Property, building and equipment, depreciation and amortization

        Property, building and equipment are stated at cost.  Office furniture and all equipment are depreciated on the straight-line method for book purposes, excluding computer equipment which is depreciated on the accelerated method for book purposes, and on accelerated methods for tax purposes over the estimated useful lives of the assets (three to seven years).  The headquarters building is depreciated on the straight-line method for both book and tax purposes over an estimated useful life of 32 years.  Its components are depreciated over their estimated useful lives ranging from 7 to 15 years.  The analytical services center building and warehouse is depreciated on the straight-line method over an estimated useful life of 40 years for both book and tax purposes.  Leasehold improvements are amortized for book purposes over the terms of the leases or the estimated useful lives of the assets, whichever is shorter, and over approximately 30 years for tax purposes.  Expenditures for maintenance and repairs are charged to expense as incurred.  Expenditures for improvements are capitalized. When property or equipment is retired or sold, any gain or loss on the transaction is reflected in the current year's earnings.

        g.   Fair value of financial instruments

        The carrying amount of cash and cash equivalents, contracts receivable and accounts payable at July 31, 2003 and 2002 approximate fair value.  The amortized cost and estimated fair value of investment securities available for sale are fully described in Note 4.  Long-term debt consists of capitalized equipment leases.   Based on the Company's assessment of the current financial market and corresponding risks associated with the debt, management believes that the carrying amount of long-term debt at July 31, 2003 approximates fair value.

        h.   Translation of foreign currencies

        The financial statements of foreign subsidiaries where the local currency is the functional currency are translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for results of operations.  Translation adjustments are deferred in accumulated other comprehensive income.

        The financial statements of foreign subsidiaries located in highly inflationary economies are remeasured as if the functional currency were the U.S. dollar.  The remeasurement of local currencies into U.S. dollars creates translation adjustments which are included in net income.  There were no highly inflationary economy translation adjustments for fiscal years 2001 - 2003.  Management has also estimated and recorded in the current tax accounts the benefits attributable to the extraterritorial income tax deduction.

        i.   Income taxes

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

        j.   Pension costs

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

        k.   Stock based compensation

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

        l.   Earnings per share

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

        m.   Comprehensive Income

        Comprehensive income is defined as "the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources."  The term "comprehensive income" is used to describe the total net earnings plus other comprehensive income.  For the Company, other comprehensive income includes currency translation adjustments on foreign subsidiaries and unrealized gains or losses on available-for-sale securities.

        n.  Segment reporting

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

        o.   Impairment of Long-Lived Assets

        The Company accounts for impairment of long-lived assets in accordance with State of Financial Accounting Standards (SFAS) No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets.  SFAS No. 144 required that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable.  The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value.  The Company recognized an impairment loss of $5,007,364 ($3,010,005 net of tax) on its shrimp farm operations in FY 2003.

        p.   Inventories

        Inventories consist of shrimp, feed, and chemicals and are stated at the lower of cost or market and are included in other current assets in the amount of $0 and $1,098,967 at July 31, 2003 and 2002, respectively.  At July 31, 2002 $145,023, $498,313 and $455,631 is classified as raw materials, WIP, and finished goods, respectively.

3.     Cash and Cash Equivalents

        The Company's policy is to invest cash in excess of operating requirements in income-producing short-term investments.  At July 31, 2003 and 2002, short-term investments consist of commercial paper and money market funds and are carried at cost.  Short-term investments amounted to approximately $51,000 and $4,187,000 at July 31, 2003 and 2002, respectively, and are reflected in cash and cash equivalents in the accompanying consolidated balance sheet and statement of cash flows.

        For purposes of the consolidated statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  Cash paid for interest amounted to $155,517,  $19,655 and $12,623 in fiscal years 2003, 2002 and 2001, respectively. Cash paid for income taxes amounted to $761,309,  $1,593,592 and $894,791 in fiscal years 2003, 2002 and 2001, respectively.

4.     Investment Securities

        The amortized cost and estimated fair values of investment securities were as follows:

		Gross	Gross
	Amortized	unrealized	unrealized		Estimated
	Cost	gains	losses		fair value

July 31, 2003

Investment securities available for sale:
Mutual funds	$3,899,003	$128,247	$	---	$4,027,250
Municipal notes and bonds	50,931	---		---	50,931

	$3,949,934	$128,247	$	---	$4,078,181

July 31, 2002

Investment securities available for sale:
Mutual funds	$3,756,248	$123,755	$	---	$3,880,003
Municipal notes and bonds	24,796	---		---	24,796

	$3,781,044	$123,755	$	---	$3,904,799

        The amortized cost and estimated fair value of debt securities available for sale by contractual maturity as of July 31, 2003 were as follows:

	Estimated fair value		Amortized cost

Due in one year or less	$	---	$	---
Due after one year through five years		50,931		50,931
Due after five years through ten years		---		---
Due after ten years		---		---

		$50,931		$50,931

Mutual funds available for sale		4,027,250		3,899,003

		$4,078,181		$3,949,934

        There were no sales of investment securities recorded in fiscal years 2003 and 2002.  The unrealized investment securities gain and unrealized investment securities loss, net of applicable income taxes, at July 31, 2003 and 2002 of $76,949 and $74,254, respectively, are reflected in accumulated other comprehensive income in the consolidated balance sheet.

5.     Contract Receivables, net

	July 31,

	2003	2002

United States government -
Billed	$2,955,118	$4,271,382
Unbilled	4,040,740	2,818,124

	6,995,858	7,089,506

Industrial customers and state and municipal governments -
Billed	35,589,749	19,748,261
Unbilled	1,332,225	8,387,694

	36,921,974	28,135,955

Less allowance for contract adjustments	(3,225,496)	(2,505,123)

	$40,692,336	$32,720,338

        United States government receivables arise from long-term U.S. government prime contracts and subcontracts.  Unbilled receivables result from revenues which have been earned, but are not billed as of period-end.  The above unbilled balances are comprised of incurred costs plus fees not yet processed and billed; and differences between year-to-date provisional billings and year-to-date actual contract costs incurred and fees earned of approximately $33,000 at July 31, 2003 and $36,000 at July 31, 2002.  Management anticipates that the July 31, 2003 unbilled receivables will be substantially billed and collected in fiscal year 2004.  Included in the balance of receivables for industrial customers and state and municipal customers are receivables due under the contracts in Saudi Arabia and Kuwait of $17.4 million and $10.2 million at July 31, 2003 and 2002, respectively.  Within the above billed balances are contractual retainages in the amount of approximately $496,445 at July 31, 2003 and $684,213 at July 31, 2002.  Management anticipates that the July 31, 2003 retainage balance will be substantially collected in fiscal year 2004.  Included in other accrued liabilities is an additional allowance for contract adjustments relating to potential cost disallowances on amounts billed and collected in current and prior years' projects of approximately $1,729,488 at July 31, 2003 and $2,332,730 at July 31, 2002.  An allowance for contract adjustments is recorded for contract disputes and government audits when the amounts are estimatable.

        The contracts in Saudi Arabia are through the Company's majority owned (66 2/3%) subsidiary Ecology and Environment of Saudi Arabia Co., LTD. (EESAL). The Company has an agreement with its' minority shareholder to divide any profits in EESAL from the current contracts equally, and to pay to the minority shareholder a commission of 5% of the total contract values. The commission and additional profit sharing covers on-going representation in the Kingdom, logistical support including the negotiation and procurement of Saudi national personnel, facilities, equipment, licenses, permits, and any other support deemed necessary in the implementation and performance of the Saudi contracts. As of July 31,2003 the Company has incurred expense of $ 891,000  ($505,000 in fiscal year 2003 and $386,000 in fiscal year 2002) under the terms of this commission agreement.

6.     Property, Building and Equipment, net

	July 31,

	2003	2002

Land	$542,531	$1,005,202
Land improvements	---	2,888,938
Buildings	13,230,547	14,033,769
Laboratory and other equipment	4,896,479	4,976,323
Data Processing equipment	4,147,451	3,788,022
Office furniture and equipment	2,211,666	2,067,363
Leasehold improvements and other	1,096,412	897,067

	$26,125,086	$29,656,684

Less accumulated depreciation and amortization	(13,949,949)	(12,695,140)

	$12,175,137	$16,961,544

7.     Line of Credit

        The Company maintains an unsecured line of credit available for working capital and letters of credit of $20 million with a bank at ½% below the prevailing prime rate.  A second line of credit has been established at another bank for up to $13.5 million exclusively for letters of credit.  At July 31, 2003 and 2002, respectively, the Company had letters of credit outstanding totaling $16,822,254 and $13,823,000, respectively.

The Company has obtained two waivers from covenants under one of its bank line of credit agreements.  The waivers were necessary as a result of the reported impairment loss of the shrimp farm operation and the $2.1 million bank overdraft in one of the Company's foreign bank accounts.  The first waiver reduced the required minimum tangible net worth from $43.0 million to $39.0 million excluding Accumulated Other Comprehensive Income and intangible assets.  Tangible net worth at July 31, 2003 as defined by the covenant is $40.0 million.  The second waiver eliminates the minimum current ratio required (defined as total current assets less deferred income taxes minus total current liabilities) of 1.8:1 for the fiscal year ended July 31, 2003.  The current ratio at July 31, 2003 as defined by the covenant is 1.69:1.

8.     Debt and Capital Lease Obligations

        Debt inclusive of capital lease obligations at July 31, 2003 consists of the following:

FY 2003

Bank overdraft (a)	$2,149,624
Various bank loans and advances at interest rates ranging from 10% to 14 ½ %	220,545
Capital lease obligations at varying interest rates averaging 12%	145,143

2,515,312

Less: current portion of debt	(2,311,993)
current portion of lease obligations	(66,233)

Long-term debt and capital lease obligations	$137,086

        The aggregate maturities of long-term debt and capital lease obligations at July 31, 2003 are as follows:

FY 2004	$2,378,226
FY 2005	93,568
FY 2006	43,518
FY 2007	---
FY 2008	---

$2,515,312

(a)   Consists of an interest free overdraft in a foreign bank account which was eliminated by subsequent deposits in the amount of $2.9 million several days after fiscal year end.

9.     Income Taxes

        Income from continuing operations, net of minority interests, before provision for income taxes consists of:

	Fiscal Year

	2003	2002	2001

US	$5,517,312	$4,797,710	$3,988,750
Foreign	591,472	29,535	465,247

	$6,108,784	$4,827,245	$4,453,997

        The income tax provision (benefit) from continuing operations, net of minority interests, consists of the following:

		Fiscal Year

		2003	2002	2001

Current:	Federal	$1,873,956	$1,477,429	$1,886,596
	State	201,199	105,129	250,000
	Foreign	938,040	76,411	194,072

		$3,013,195	$1,658,969	$2,330,668

Deferred:	Federal	$(640,628)	$28,252	$(439,651)
	State	(53,614)	15,362	5,445

		$(694,242)	$43,614	$(434,206)

		$2,318,953	$1,702,583	$1,896,462

        The provision for income taxes on income from continuing operations, net of minority interests, differs from the federal statutory rate due to the following:

	Fiscal Year

	2003		2002		2001

Federal tax	34.0%		34.0%		34.0%
State tax, net	1.6%		1.6%		3.8%
Nondeductible expenses	0.4%		(0.4%	)	0.6%
Tax exempt interest	(0.8%	)	(1.1%	)	(1.1%	)
Foreign operations	8.6%		1.4%		0.8%
Extraterritorial income tax benefit	(5.4%	)	(2.1%	)	0.0%
Adjustment to prior year taxes	0.0%		0.0%		4.0%
Other	(0.4%	)	1.9%		0.5%

Total	38.0%		35.3%		42.6%

        Deferred tax assets (liabilities) are comprised of the following:

	Fiscal Year

	2003	2002

Contract and other reserves	$2,650,020	$1,989,260
Discontinued operations	2,070,881	---
Accrued compensation	506,726	470,325
Unearned stock compensation	102,761	254,160
Other	554,663	253,248

Gross deferred tax assets	$5,885,051	$2,966,993

State income taxes	(279,816)	(148,109)
Other	(373,486)	(256,019)

Gross deferred tax liabilities	(653,302)	(404,128)

Net deferred tax asset	$5,231,749	$2,562,865

The Company has not recorded income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations.  At July 31, 2003, these amounts, net of applicable foreign tax credits, were not material.

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

        b.   Incentive stock compensation

        Under the Company's incentive stock option plan (the "plan"), key employees, including officers of the Company, were granted options to purchase shares of Class A Common stock at an option price of at least 100% of the shares' fair market value at the date of grant.  Shares become exercisable after a minimum holding period of five years from the date of grant and expire after a period of ten years from the date of grant.  A total of 209,390 shares were granted under the plan.  The plan was terminated in March of 1996.

        Activity under the plan is as follows:

Cancelled shares at $11.00 per share	3,645
Expired shares at $16.08 per share	16,112
Options outstanding at July 31, 2001 at a weighted average price of $9.63 per share	61,954

Exercised shares	10,350
Cancelled shares at $10.05 per share	4,190
Expired shares	0
Options outstanding at July 31, 2002 at a weighted average price of $10.11 per share	47,414

Exercised shares at $7.25 per share	500
Cancelled shares at $12.16 per share	11,574
Expired shares at $10.37 per share	1,950
Options outstanding at July 31, 2003 at a weighted average price of $9.28 per share	33,390

        Of the 33,390 options outstanding at July 31, 2003, 10,290 have an exercise price of $12.38 per share and a contractual life of .75 years, 8,500 have an exercise price of $9.00 per share and a contractual life of 1.4 years and 14,600 have an exercise price of $7.25 per share and a contractual life of 2.4 years.

        The Company estimates that if it elected to measure compensation cost for employee stock based compensation arrangements under SFAS No. 123, it would not have caused net income and earnings per share for fiscal years 2001 - 2003 to be materially different from their reported amounts.

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

        The Company issued 38,712 shares at an average fair value of $7.40 per share in the second quarter of fiscal year 2003 and 50,242 shares at an average fair value of $6.15 per share during the second quarter of fiscal year 2002.  Unearned compensation is recorded at the time of issuance and is being amortized over the vesting period.  The Award Plan expired by its terms on March 16, 2003.  The plan was extended by the Board of Directors from March 16, 2003 to January 15, 2004.

11.   Lease Commitments

        The Company rents certain office facilities and equipment under non-cancelable operating leases.  The Company also rents certain facilities for servicing project sites over the term of the related long-term government contracts.  These contracts provide for reimbursement of any remaining rental commitments under such lease agreements in the event that the government terminates the contract

        At July 31, 2003, future minimum rental commitments, net of estimated amounts allocable to government contracts with rental cost reimbursement clauses, were as follows:

Fiscal Year	Gross	Reimbursable	Net

2004	2,269,915	662,255	1,607,660
2005	1,944,364	584,517	1,359,847
2006	1,505,838	432,179	1,073,659
2007	296,774	---	296,774
2008	113,919	---	113,919
Thereafter	34,077	---	34,077

Gross rental expense under the above lease commitments for 2003, 2002, and 2001 was $2,493,356, $2,459,049 and $2,959,728, respectively.

12.   Defined Contribution Plans

        Contributions to the defined contribution plan and supplemental retirement plan are discretionary and determined annually by the Board of Directors.  The total expense under the plans for fiscal years 2003, 2002, and 2001 was $1,359,740, $1,310,417, and $1,214,636, respectively.

13.   Earnings Per Share

        The computation of basic earnings per share reconciled to diluted earnings per share follows:

	Fiscal Year

	2003	2002	2001

Income from continuing operations available to common stockholders	$3,789,831	$3,124,662	$2,557,535
Income from discontinued operations available to common stockholders	(4,991,786)	(1,715,809)	(662,244)

Total income available to common stockholders	$(1,201,955)	$1,408,853	$1,895,291

Weighted-average common shares outstanding (basic)	3,996,796	4,069,848	4,103,740

Basic earnings per share:
Continued operations	$0.95	$0.77	$0.62
Discontinued operations	(1.25)	(0.42)	(0.16)

Total basic earnings per share	$(0.30)	$0.35	$0.46

Incremental shares from assumed conversions of stock options	1,870	2,846	---

Adjusted weighted-average common shares outstanding	4,050,385	4,072,694	4,103,740

Diluted earnings per share:
Continued operations	$0.94	$0.77	$0.62
Discontinued operations	(1.23)	(0.42)	(0.16)

Total diluted earnings per share	$(0.29)	$0.35	$0.46

At July 31, 2003 and July 31, 2002, there were 18,790 and 47,414 stock options outstanding with an exercise price ranging from $7.25 to $12.38 which was not included in the above calculations due to their antidilutive nature.

14.   Contingencies

        Certain contracts contain termination provisions under which the customer may, without penalty, terminate the contracts upon written notice to the Company.  In the event of termination, the Company would be paid only termination costs in accordance with the particular contract.

The Company is involved in litigation arising in the normal course of business.  In the opinion of management, any adverse outcome to this litigation would not have a material impact on the financial results of the Company.

15.   Acquisitions

        On July 26, 2001, the Company purchased an interest in a fish farm located in Jordan.  The assets were purchased for approximately $513,000 by a newly formed entity, AMARACO, of which EEI owns 51%.  The farm is located on the banks of the Jordan River, 120 kilometers north of Amman.  The farm was not operating at the time of the asset purchase.  AMARACO has invested approximately $500,000 to upgrade the farm's infrastructure, production methods, and species selection.

        This acquisition has been accounted for under the purchase method with the results of their operations consolidated with the Company's results of operations from the acquisition date.

16.   Goodwill

        In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.  Statement No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting.  Statement No. 142 discusses how intangible assets that are acquired should be accounted for in financial statements upon their acquisition and also how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.  Beginning on August 1, 2001 with the adoption of Statement No. 142, goodwill existing on July 31, 2001, is no longer being amortized.  Rather the goodwill is subject to an annual assessment for impairment.  During fiscal year 2003, this test did not result in any charges.  The adoption of SFAS No. 142 did not have a material impact on the Company's financial statements.  The following proforma discloses the impact on the reported earnings of the Company for fiscal year July 31, 2001:

For the year ended July 31,

2001

Reported net income	$1,895,291
Add back: goodwill amortization	43,080

Adjusted net income	$1,938,371

Basic and diluted earnings per share	$.46
Goodwill amortization	.01

Adjusted earnings per share	$.47

17.   Shrimp Farm – Discontinued Operations

        During the fourth quarter of fiscal year 2003, the Company made the decision to discontinue its shrimp farm operation, Frutas Marinas S.A.  The farm had failed to achieve planned production estimates.  Operations management was unable to control repeated outbreaks of disease, primarily White Spot Syndrome Virus resulting in repeated operating losses for the last three years and depressed selling prices for shrimp.  The Company made the decision to terminate operations at its Board of Directors' meeting in July 2003 and is committed to sell the assets within one year.

        In accordance with Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company reviewed the assets of Frutas Marinas S.A. to determine the extent of the impairment loss in the carrying value of the assets.  The Company reports results of operations for the shrimp farm under its Aquaculture Segment.  The Company is committed to marketing the sale of its farm for its highest and best value.  The Company has estimated the fair value of its assets primarily based on external appraisals of the property and buildings for general farm use due to anticipated difficulty in selling the property as a shrimp farm operation because of lack of a profitable operating history.  As a result, the Company has recognized an impairment loss of $5,007,364.

        Operating results for the discontinued Frutas Marinas S.A. are as follows:

FY 2003

Net revenues	$1,262,021
Operating loss before income tax benefit	(3,296,375)
Provision for income tax benefit	1,314,594

Loss from operations of discontinued shrimp farm business	(1,981,781)
Impairment loss on discontinued shrimp farm business (net of tax benefit of $1,997,359)	(3,010,005)

Loss on discontinued operations	$(4,991,786)

18.   Segment Reporting

        Ecology and Environment, Inc. has three reportable segments: consulting services, analytical laboratory services, and aquaculture.  The consulting services segment provides broad based environmental services encompassing audits and impact assessments, surveys, air and water quality management, environmental engineering, environmental infrastructure planning, and industrial hygiene and occupational health studies to a world wide base of customers.  The analytical laboratory provides analytical testing services to industrial and governmental clients for the analysis of waste, soil and sediment samples.  The shrimp aquaculture facility, located in Costa Rica, and the fish farm located in Jordan, produce shrimp and tilapia respectively.  Both products are grown in a controlled environment for markets worldwide.  The aquaculture segment results for fiscal year 2003 includes an impairment loss of $5.0 million ($3.0 million net of tax) as a result of the Company's decision to cease operations of its shrimp farm operation. The assets are treated as "held for sale" in the accompanying financial statements.

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

Reportable segments for the fiscal year ended July 31, 2003 are as follows:

			Aquaculture

	Consulting	Analytical	Continued	Discontinued			Elimination	Total

Net revenues from external customers (1)	$84,682,327	$5,800,341	$6,894	$	---	$	---	$90,489,562
Intersegment net revenues	1,769,667	---	---		---		(1,769,667)	---

Total consolidated net revenues	$86,451,994	$5,800,341	$6,894	$	---		$(1,769,667)	$90,489,562

Depreciation expense (1)	$954,642	$316,002	$55,472	$	---	$	---	$1,326,116
Segment profit (loss) before income
taxes and minority interest	7,727,645	(132,400)	(174,322)		(8,303,739)		---	(882,816)
Segment assets	67,676,533	7,878,000	621,000		206,000		---	76,381,533
Expenditures for long-lived assets – gross	1,238,166	580,720	---		---		---	1,818,886

Geographic Information:
	Net	Long-Lived
	Revenues (1) (2)	Assets – Gross

United States	$60,169,562	$25,347,086
Foreign Countries	30,320,000	778,000

(1)   Net revenue of $1,262,021 and depreciation expense of $251,481from discontinued operations is excluded from this table.
(2)   Net revenues are attributed to countries based on the location of the customers.

Reportable segments for the fiscal year ended July 31, 2002 are as follows:

			Aquaculture

	Consulting	Analytical	Continued		Discontinued			Elimination	Total

Net revenues from external customers (1)	$69,169,489	$4,238,980	$	---	$	---	$	---	$73,408,469
Intersegment net revenues	2,497,687	---		---		---		(2,497,687)	---

Total consolidated net revenues	$71,667,176	$4,238,980	$	---	$	---		$(2,497,687)	$73,408,469

Depreciation expense (1)	$796,527	$405,963	$	---	$	---	$	---	$1,202,490
Segment profit (loss) before income
taxes and minority interest	6,108,083	(961,849)		---		(2,641,682)		---	2,504,552
Segment assets	59,114,233	6,867,000		792,050		7,698,000		---	74,471,283
Expenditures for long-lived assets – gross	419,292	585,626		55,919		320,472		---	1,381,309

Geographic Information:
	Net	Long-Lived
	Revenues (1) (2)	Assets – Gross

United States	$51,452,650	$23,551,684
Foreign Countries	21,955,819	6,105,000

(1)   Net revenue of $893,181 and depreciation expense of  $220,492 from discontinued operations is excluded from this table.
(2)   Net revenues are attributed to countries based on the location of the customers.

Reportable segments for the fiscal year ended July 31, 2001 are as follows:

			Aquaculture

	Consulting	Analytical	Continued		Discontinued			Elimination	Total

Net revenues from external customers (1)	$69,146,912	$4,001,481	$	---	$	---	$	---	$73,148,393
Intersegment net revenues	2,172,292	---		---		---		(2,172,292)	---

Total consolidated net revenues	$71,319,204	$4,001,481	$	---	$	---		$(2,172,292)	$73,148,393

Depreciation expense (1)	$822,475	$372,541	$	---	$	---	$	---	$1,195,016
Segment profit (loss) before income
taxes and minority interest	5,578,815	(728,444)		---		(1,018,835)		---	3,831,536
Segment assets	44,062,017	6,756,000		---		6,868,000		---	57,686,017
Expenditures for long-lived assets – gross	667,427	285,508		---		1,461,146		---	2,414,081

Geographic Information:
	Net	Long-Lived
	Revenues (1) (2)	Assets – Gross

United States	$65,418,542	$22,468,086
Foreign Countries	7,729,851	6,238,000

(1)   Net revenue of $274,149 and depreciation expense of $61,992 from discontinued operations is excluded from this table.
(2)   Net revenues are attributed to countries based on the location of the customers.

ECOLOGY AND ENVIRONMENT, INC.
SCHEDULE VIII
Allowance for Doubtful Accounts
Years Ended July 31, 2003, 2002, and 2001

	Balance at	Charged to		Balance
	beginning	cost and		at end
Year ended	of period	expense	Deduction	of year

July 31, 2003	$4,837,852	$1,751,913	$735,782	$5,853,983
July 31, 2002	4,490,781	1,169,005	821,924	4,837,852
July 31, 2001	3,689,103	1,407,202	605,524	4,490,781

Selected quarterly financial data (unaudited)
(In thousands, except per share information)

2003	First	Second	Third	Fourth

Gross revenues	$21,883	$29,692	$33,339	$31,300
Net revenues	19,051	21,388	24,198	25,852
Income from operations	1,990	1,640	1,948	2,100
Income from continuing operations before income taxes
and minority interest	1,965	1,658	1,868	1,930

Net income from continuing operations	1,044	877	998	871
Net income from discontinued operations	(491)	(446)	(410)	(3,645)

Total net income	553	431	588	(2,774)

Net income per common share: basic
Continuing operations	$0.26	$0.22	$0.24	$0.23
Discontinued operations	(0.12)	(0.11)	(0.10)	(0.92)

Total net income per common share: basic	$0.14	$0.11	$0.14	$(0.69)

Net income per common share: diluted
Continuing operations	$0.26	$0.22	$0.24	$0.22
Discontinued operations	(0.12)	(0.11)	(0.10)	(0.90)

Total net income per common share: diluted	$0.14	$0.11	$0.14	$(0.68)

2002		First	Second		Third	Fourth

Gross revenues		$19,701	$21,946		$21,452	$25,738
Net revenues		16,274	18,013		17,895	21,228
Income from operations		1,395	842		1,221	1,558
Income from continuing operations before income taxes
and minority interest		1,344	907		1,263	1,631

Net income from continuing operations		724	504		714	1,181
Net income from discontinued operations		(332)	(343)		(314)	(726)

Total net income		392	161		400	455

Net income per common share: basic and diluted
Continuing operations		$0.18	$0.12		$0.18	$0.29
Discontinued operations		(0.08)	(0.08)		(0.08)	(0.18)

Total net income per common share		$0.10	$0.04		$0.04	$0.11

Cash dividends declared per common share: basic and diluted	$	---	$0.16	$	---	$0.16

Item 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

       None.

Item 9A.  CONTROLS AND PROCEDURES

         Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2003.  In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of July 31, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that the Company files or submit s under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms.

PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth the names, ages and positions of the Directors and executive officers of the Company.

Name	Age	Position

Gerhard J. Neumaier	65	President and Director
Frank B. Silvestro	66	Executive Vice President and Director
Gerald A. Strobel	62	Executive Vice President of Technical Services and Director
Ronald L. Frank	64	Executive Vice President of Finance, Secretary, Treasurer and Director
Gerard A. Gallagher, Jr.	71	Director
Roger J. Gray	61	Senior Vice President
Laurence M. Brickman	59	Senior Vice President
Harvey J. Gross	74	Director
Ross M. Cellino	70	Director
Brent D. Baird	63	Director
Thomas Butler	62	Director

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

        Mr. Baird was elected as a Director in January 1999.  From 1970 through January 1984, Mr. Baird was a partner and from February 1984 until January 1, 1992, was a limited partner of Trubee, Collins & Co., Buffalo, New York, a member firm of the New York Stock Exchange, Inc.  Mr. Baird is currently a private investor.  He is also a director of Todd Shipyards Corporation, Merchants Group, Inc., First Carolina Investors, Inc., M & T Bank Corporation, and Allied Healthcare Products, Inc.  Mr. Baird resigned from the Board of Directors on July 22, 2003.

        Mr. Butler was appointed as a Director representing Class A shareholders by the remaining members of the Board of Directors of the Company on September 5, 2003 to fill the vacancy left by the resignation of Brent Baird until the next annual meeting of shareholders.  Mr. Butler is a retired bank executive with 38 years of experience as a senior bank officer concentrating in business lending and finance.

        The Board of Directors has designated that Mr. Butler is the audit committee financial expert serving on its audit committee.  Mr. Butler is independent, as that term is used in Item 7(d)(3)(iv) of Schedule 14A of the Securities Exchange Act Regulations.

        The Company is reviewing a proposed code of ethics to apply to the registrant's principal executive officer and principal financial officer and anticipates that a code of ethics will be in place during the next fiscal year.

Item 11.   EXECUTIVE COMPENSATION

        There is shown below information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended July 31, 2001, 2002 and 2003 of those persons who were at July 31, 2003 (i) the chief executive officer and (ii) the four other most highly compensated executive officers with annual salary and bonus for the fiscal year ended July 31, 2003 in excess of $100,000.  In this report, the five persons named in the table below are referred to as the "Named Executives."

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-Term Compensation

					Stock	Restricted
					Incentive	Stock	Long Term	All
Name And	Fiscal		Bonus		Options	Awards	Compensation	Other
Principal Position	Year	Salary	(1)	Other	(Shares)	(3)	Payouts	(2)

Gerhard J. Neumaier	2003	$260,653	$32,500	-0-	-0-	-0-	-0-	$15,207
President and Director	2002	$250,271	$25,000	-0-	-0-	-0-	-0-	$14,881
	2001	$247,051	$25,000	-0-	-0-	-0-	-0-	$14,049

Frank B. Silvestro	2003	$236,968	$32,500	-0-	-0-	-0-	-0-	$13,973
Executive Vice President	2002	$227,530	$25,000	-0-	-0-	-0-	-0-	$13,608
and Director	2001	$224,934	$25,000	-0-	-0-	-0-	-0-	$12,901

Ronald L. Frank	2003	$236,968	$32,500	-0-	-0-	-0-	-0-	$13,973
Executive Vice President	2002	$227,530	$25,000	-0-	-0-	-0-	-0-	$13,570
of Finance, Secretary,	2001	$224,934	$25,000	-0-	-0-	-0-	-0-	$12,901
Treasurer and Director

Gerald A. Strobel	2003	$236,968	$32,500	-0-	-0-	-0-	-0-	$13,973
Executive Vice President	2002	$227,530	$25,000	-0-	-0-	-0-	-0-	$13,570
of Technical Services and	2001	$224,934	$25,000	-0-	-0-	-0-	-0-	$12,901
Director

Roger J. Gray*	2003	$211,330	$76,626	-0-	-0-	$-0-	-0-	$14,841
Senior Vice President	2002	$200,974	$-0-	-0-	-0-	$10,571	-0-	$10,696
	2001	$180,650	$6,000	-0-	-0-	$4,000	-0-	$9,671

(1)   Amounts earned for bonus compensation determined by the Board of Directors.
(2)   Represents group term life insurance premiums, contributions made by the Company to its Defined Contribution Plan and Defined Contribution Plan SERP accruals on behalf of each of the Named Executives.
(3)   As of July 31, 2003, there were 2,763 shares of the Company's Class A Common Stock which was restricted stock issued pursuant to the Company's Stock Award Plan issued to Roger Gray having a value of $26,801 as of July 31, 2003.

*      For the period beginning November 2001 through June 30, 2003, Mr. Gray was on an assignment in Saudi Arabia as Project Manager of the Company's work there.  The Board of Directors has approved a special cost of living adjustment and completion bonus for Mr. Gray amounting to approximately 40% of base salary earned annually.

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

        The Award Plan is not a qualified plan under Section 401(a) of the Internal Revenue Code.  The plan permits grants of the award for a period of five (5) years from the date of adoption.  As of July 31, 2003, awards for 174,005 shares of Class A common stock have been granted.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

        The following table sets forth, as of September 30, 2003, the number of outstanding shares of Class A Common Stock and Class B Common Stock of the Company beneficially owned by each person known by the Company to be the beneficial owner of more than 5 percent of the then outstanding shares of Common Stock:

	Class A Common Stock		Class B Common Stock

	Nature and Amount	Percent of	Nature and Amount
	of Beneficial	Class as	of Beneficial	Percent
Name and Address (1)	Ownership (2) (3)	Adjusted (3)	Ownership (2) (3)	of Class

Gerhard J. Neumaier*	355,777	13.0%	345,894	20.7%
Frank B. Silvestro*	288,937	10.8%	288,937	17.3%
Ronald L. Frank*	213,059	8.2%	209,544	12.5%
Gerald A. Strobel*	208,578	8.0%	208,578	12.5%
Franklin Resources, Inc.	290,000	12.1%	---	---
First Carolina Investors, Inc.	425,000	17.7%	---	---
The Cameron Baird Foundation	250,000	10.4%	---	---
E*Capital Corporation (4)	163,700	6.8%	---	---

*   See Footnotes in next table

(1)     The address for Gerhard J. Neumaier, Frank B. Silvestro, Ronald L. Frank and Gerald A. Strobel is c/o Ecology and Environment, Inc., 368 Pleasant View Drive, Lancaster, New York 14086, unless otherwise indicated.  The address for Franklin Resources, Inc. is 901 Mariners Island Blvd., 6th Floor, San Mateo, California 94404.  The address for The Cameron Baird Foundation is c/o  Kavinoky & Cook, 120 Delaware Avenue, Buffalo, New York 14202.  The address for First Carolina Investors, Inc. is 1130 East Third Street, Suite 400, Charlotte, North Carolina 28204.  The address for E*Capital Corporation is 1000 Wiltshire Blvd.,  Los Angeles, CA 90017-2459 and the address for Edward W. Wedbush is P.O. Box 30014, Los Angeles, CA 90030-0014.

(2)     Each named individual or corporation is deemed to be the beneficial owners of securities that may be acquired within 60 days through the exercise of exchange or conversion rights.  The shares of Class A Common Stock issuable upon conversion by any such shareholder are not included in calculating the number of shares or percentage of Class A Common Stock beneficially owned by any other shareholder.

(3)     There are 2,392,395 shares of Class A Common Stock issued and outstanding and 1,674,809 shares of Class B Common Stock issued and outstanding as of September 30, 2003.  The figures in the "as adjusted" columns are based upon these totals and except as set forth in the preceding sentence, upon the assumptions described in footnote 2 above.

(4)     Includes 82,000 shares owned by Edward W. Wedbush.

SECURITY OWNERSHIP OF MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the Company's Class A Common Stock and Class B Common Stock as of September 30, 2003, by (i) each Director of the Company and (ii) all Directors and officers of the Company as a group.

	Class A Common Stock		Class B Common Stock

	Nature and Amount	Percent of	Nature and Amount
	of Beneficial	Class as	of Beneficial	Percent
Name (1)	Ownership (2) (3)	Adjusted (4)	Ownership (2) (3)	of Class

Gerhard J. Neumaier* (5) (13)	355,777	13.0%	345,894	20.5%
Frank B. Silvestro* (13)	288,937	10.8%	288,937	17.1%
Ronald L. Frank* (6) (13)	213,059	8.2%	209,544	12.4%
Gerald A. Strobel (7) (13)*	208,578	8.0%	208,578	12.5%
Harvey J. Gross (8)	80,047	3.2%	80,047	4.7%
Gerard A. Gallagher, Jr.	61,641	2.5%	61,300	3.6%
Ross M. Cellino (9)	17,111	*	1,050	*
Roger Gray (10)	10,795	*	5,662	*
Timothy Butler	100	*	---	---
Directors and Officers Group (11) (12) (14) (10 Individuals)	1,254,662	34.8%	1,208,939	72.2%

* Less than 0.1%

1.     The address of each of the above shareholders is c/o Ecology and Environment, Inc., 368 Pleasant View Drive, Lancaster, New York 14086.

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

3.     Each named person and all Directors and officers as a group are deemed to be the beneficial owners of securities that may be acquired within 60 days through the exercise of exchange or conversion rights.  The shares of Class A Common Stock issuable upon conversion by any such shareholder are not included in calculating the number of shares or percentage of Class A Common Stock beneficially owned by any other shareholder.  Moreover, the table gives effect to only 3,630 shares of Class A Common Stock of the total 33,390 shares of Class A Common Stock that may be issued pursuant to the Company's Incentive Stock Option Plan, which may be purchased within the next 60 days pursuant to vested options granted to one officer.

4.     There are 2,392,395 shares of Class A Common Stock issued and outstanding and 1,674,809 shares of Class B Common Stock issued and outstanding as of September 30, 2003.  The figure in the "as adjusted" columns are based upon these totals and except as set forth in the preceding sentence, upon the assumptions described in footnotes 2 and 3 above.

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

7.     Includes 1,008 shares of Class B Common Stock held in equal amounts by Mr. Strobel as custodian for his three children, as to which he disclaims beneficial ownership.

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

13.     Subject to the terms of the Restrictive Agreement.  See "Security Ownership of Certain Beneficial Owners-Restrictive Agreement."

14.     Does not include shares owned by Brent D. Baird who resigned as a Director in July 2003, prior to the Company's fiscal year end.

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

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        None.

Item 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Pursuant to SEC Release No. 33-8183 (as corrected by Release No. 33-8183A), the disclosure requirements of this Item 14 are not effective until the filing of the Annual Report on Form 10-K for the first fiscal year ending after December 15, 2003.

PART IV

Item 15.   EXHIBITS, FINANCIAL STATEMENTS

Page
(a)	1.	Financial Statements

		Report of Independent Auditors	15

		Consolidated Balance Sheet - July 31, 2003 and 2002	16

		Consolidated Statement of Income for the fiscal years ended July 31, 2003, 2002 and 2001	17

		Consolidated Statement of Cash Flows for the fiscal years ended July 31, 2003, 2002 and 2001	18

		Consolidated Statement of Changes in Shareholders Equity for the fiscal years ended July 31, 2003, 2002 and 2001	19

		Notes to Consolidated Financial Statements	20

	2.	Financial Statement Schedule

		Schedule VIII - Allowance for Doubtful Accounts	33

All other schedules are omitted because they are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

	3.	Exhibits

		Exhibit No.	Description

		3.1	Certificate of Incorporation (1)

		3.2	Certificate of Amendment of Certificate of Incorporation filed on March 23, 1970 (1)

		3.3	Certificate of Amendment of Certificate of Incorporation filed on January 19, 1982 (1)

		3.4	Certificate of Amendment of Certificate of Incorporation filed on January 29, 1987 (1)

		3.5	Certificate of Amendment of Certificate of Incorporation filed on February 10, 1987 (1)

		3.6	Restated By-Laws adopted on July 30, 1986 by Board of Directors (1)

		3.7	Certificate of Change under Section 805-A of the Business Corporation Law filed August 18, 1988 (2)

		3.8	Certificate of Amendment of Certificate of Incorporation filed January 15, 1988 (2)

		4.1	Specimen Class A Common Stock Certificate (1)

		4.2	Specimen Class B Common Stock Certificate (1)

		10.1	Stockholders" Agreement among Gerhard J. Neumaier, Ronald L. Frank, Frank B. Silvestro and Gerald A. Strobel dated May 12, 1970 (1)

		10.4	Ecology and Environment, Inc. Defined Contribution Plan Agreement dated July 25, 1980 as amended on April 28, 1981 and July 21, 1983 and restated effective August 1, 1984 (1)

		10.5	Summary of Ecology and Environment Discretionary Performance Plan (3)

		10.6	1998 Ecology and Environment, Inc. Stock Award Plan and Amendments (3)

		21.5	Schedule of Subsidiaries as of July 31, 2003 (2)

		23.0	Consent of Independent Accountants (4)

		31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (4)

		31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002. (4)

		32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002. (4)

		32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002. (4)

Footnotes

(1) Filed as exhibits to the Company's Registration Statement on Form S-1, as amended by Amendment Nos. 1 and 2, (Registration No. 33-11543), and incorporated herein by reference.

(2) Filed as exhibits to the Company's Form 10-K for Fiscal Year Ending July 31, 2002, and incorporated herein by reference.

(3) Filed as exhibits to the Company's 10-K for the Fiscal Year Ending July 31, 2003.

(4) Filed herewith.

(a)	Reports on Form 8-K

Registrant filed one report on Form 8-K during the fourth quarter ended July 31, 2003 reporting the Company's intent to sell the Costa Rican shrimp farm. The Form 8-K was filed on July 3, 2003.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, ECOLOGY AND ENVIRONMENT, INC. has duly caused this Annual Report to be signed on its behalf by the undersigned hereunto duly authorized:

ECOLOGY AND ENVIRONMENT, INC.
Dated: November 12, 2003	/s/ GERHARD J. NEUMAIER

GERHARD J. NEUMAIER, PRESIDENT

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ GERHARD J. NEUMAIER

GERHARD J. NEUMAIER	President (Chief Executive Officer)	November 12, 2003

/s/ FRANK B. SILVESTRO

FRANK B. SILVESTRO	Executive Vice-President	November 12, 2003

/s/ GERALD A. STROBEL

GERALD A. STROBEL	Executive Vice-President	November 12, 2003

/s/ RONALD L. FRANK

RONALD L. FRANK	Secretary, Treasurer, Executive Vice-President of Finance	November 12, 2003
(Principal Financial and Accounting Officer)

/s/ GERARD A. GALLAGHER, JR.

GERARD A. GALLAGHER, JR.	Director	November 12, 2003

/s/ HARVEY J. GROSS

HARVEY J. GROSS	Director	November 12, 2003

/s/ ROSS M. CELLINO

ROSS M. CELLINO	Director	November 12, 2003

/s/ TIMOTHY BUTLER

TIMOTHY BUTLER	Director	November 12, 2003