Form 10-Q
period 2003-11-01
ECOLOGY & ENVIRONMENT INC
filed 2003-12-16
CIK 809933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended November 1, 2003
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

             At November 29, 2003,  2,397,845 shares of Registrant's Class A Common Stock (par value $.01) and 1,674,809 shares of Class B Common Stock (par value $.01) were outstanding.

PART 1
FINANCIAL INFORMATION

Item 1.   Financial Statements

Ecology and Environment, Inc
Consolidated Balance Sheet

	(Unaudited)
	November 1,	July 31,
Assets	2003	2003

Current assets:
Cash and cash equivalents	$5,978,503	$6,577,390
Investment securities available for sale	4,134,028	4,078,181
Contract receivables, net	38,080,398	40,692,336
Deferred income taxes	5,031,036	4,970,036
Other current assets	3,083,788	3,517,283
Assets of discontinued operations held for sale	122,385	205,545

Total current assets	56,430,138	60,040,771

Property, building and equipment, net	12,098,700	12,175,137
Deferred income taxes	237,495	261,713
Other assets	3,344,951	3,903,912

Total assets	$72,111,284	$76,381,533

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$4,631,303	$6,327,389
Accrued payroll costs	4,304,439	4,872,149
Income taxes payable	1,721,125	1,150,564
Deferred revenue	3,552,791	7,375,313
Current portion of long-term debt and capital lease obligations	326,993	2,378,226
Other accrued liabilities	14,810,657	10,147,854
Liabilities of discontinued operations held for sale	305,909	310,378

Total current liabilities	29,653,217	32,561,873

Deferred revenue	1,760,246	3,835,937
Long-term debt	116,866	137,086
Minority interest	1,408,865	1,469,015

Shareholders' equity:
Preferred stock, par value $.01 per share;
authorized - 2,000,000 shares; no shares
issued	---	---
Class A common stock, par value $.01 per
share; authorized - 6,000,000 shares;
issued – 2,481,771 and 2,469,071 shares	24,818	24,691
Class B common stock, par value $.01 per
share; authorized - 10,000,000 shares;
issued – 1,701,068 and 1,712,068 shares	17,011	17,121
Capital in excess of par value	17,479,517	17,467,974
Retained earnings	24,663,932	23,967,504
Accumulated other comprehensive income	(2,065,499)	(2,111,830)
Unearned compensation, net of tax	(113,863)	(156,552)
Treasury stock - Class A common, 83,926 and 83,513
shares; Class B common, 26,259 and 26,259 shares, at cost	(833,826)	(831,286)

Total shareholders' equity	39,172,090	38,377,622

Total liabilities and shareholders' equity	$72,111,284	$76,381,533

The accompanying notes are an integral part of these financial statements.

Ecology and Environment, Inc.
Consolidated Statement of Income
(Unaudited)

	Three months ended

	November 1,	October 26,
	2003	2002

Gross revenues	$26,942,449	$21,883,433
Less: direct subcontract costs	4,685,222	2,832,261

Net revenues	22,257,227	19,051,172

Operating costs and expenses:
Cost of professional services and
other direct operating expenses	12,638,589	9,950,139
Administrative and indirect operating
expenses	5,667,673	5,042,439
Marketing and related costs	2,246,401	1,778,357
Depreciation	393,859	290,425

Total operating costs & expenses	20,946,522	17,061,360

Income from operations	1,310,705	1,989,812
Interest expense	(29,116)	(15,285)
Interest income	30,263	57,429
Other expense	(18,830)	(66,819)
Net foreign currency exchange gain	108,361	---

Income from continuing operations before income taxes
and minority interest	1,401,383	1,965,137
Total income tax provision	609,601	578,508

Net income from continuing operations
before minority interest	791,782	1,386,629
Minority interest	(32,205)	(342,622)

Net income from continuing operations	759,577	1,044,007
Loss from discontinued operations	(111,768)	(755,621)
Income tax benefit on loss from discontinued operations	48,619	264,468

Net income	$696,428	$552,854

Net income per common share: basic
Continuing operations	$0.19	$0.26
Discontinued operations	(0.02)	(0.12)

Net income per common share: basic	$0.17	$0.14

Net income per common share: diluted
Continuing operations	$0.19	$0.26
Discontinued operations	(0.02)	(0.12)

Net income per common share: diluted	$0.17	$0.14

Weighted average common shares outstanding: Basic	3,990,792	4,069,060

Weighted average common shares outstanding: Diluted	4,049,330	4,071,404

The accompanying notes are an integral part of these financial statements.

Ecology and Environment, Inc
Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended,

	November 1,	October 26,
	2003	2002

Cash flows from operating activities:
Net income from continuing operations	$759,577	$1,044,007
Net loss from discontinued operations	(63,149)	(491,153)
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	393,859	348,102
Amortization	42,689	65,367
Gain (loss) on disposition of property and equipment	(11,769)	1,500
Minority interest	(60,150)	322,662
Net foreign exchange gain	(108,361)	---
Provision for contract adjustments	312,333	239,933
(Increase) decrease in:
- contracts receivable, net	2,298,471	(3,359,381)
- other current assets	312,244	(398,711)
- income taxes receivable	---	312,977
- deferred income taxes	(44,882)	28,537
- other non-current assets	558,961	2,349,223
Increase (decrease) in:
- accounts payable	(1,692,111)	(1,228,814)
- accrued payroll costs	(564,042)	338,861
- income taxes payable	570,561	(25,973)
- deferred revenue	(5,898,213)	(1,288,000)
- other accrued liabilities	4,960,675	(1,703,047)

Net cash provided by (used in) operating activities	1,766,693	(3,443,910)

Cash flows used in investing activities:
Purchase of property, building and equipment, gross	(325,306)	(247,814)
Payment for the purchase of bond	(35,596)	(35,701)

Net cash used in investing activities	(360,902)	(283,515)

Cash flows provided by (used in) financing activities:
Dividends paid	---	(20,040)
Repayment of debt	(2,071,453)	---
Net proceeds from issuance of common stock	12,325	3,625
Foreign currency translation reserve	54,450	(216,033)

Net cash used in financing activities	(2,004,678)	(232,448)

Net decrease in cash and cash equivalents	(598,887)	(3,959,873)
Cash and cash equivalents at beginning of period	6,577,390	8,229,034

Cash and cash equivalents at end of period	$5,978,503	$4,269,161

The accompanying notes are an integral part of these financial statements.

	Common Stock							Capital in		Other

	Class A				Class B			Excess of	Retained	Comprehensive	Unearned	Treasury Stock

	Shares	|	Amount	|	Shares	|	Amount	Par Value	earnings	Income	Compensation	Shares	|	Amount

Balance at July 31, 2002	2,468,571		$24,686		1,712,068		$17,121	$17,372,444	$26,570,576	$(1,681,535)	$(222,921)	108,976		$(806,401)

Net income	---		---		---		---	---	(1,201,955)	---	---	---		---
Foreign currency translation reserve	---		---		---		---	---	---	(453,419)	---	---		---
Cash dividends paid ($.33 per share)	---		---		---		---	---	(1,356,227)	---	---	---		---
Unrealized investment gain, net	---		---		---		---	---	---	2,854	---	---		---
GAC dividends	---		---		---		---	---	(44,890)
Repurchase of Class A common stock	---		---		---		---	---	---	---	---	39,508		(242,337)
Stock options	500		5		---		---	3,620	---	---	---	---		---
Issuance of stock under stock award plan, net	---		---		---		---	60,003	---	---	(255,184)	(38,712)		286,469
Amortization, net of tax	---		---		---		---	---	---	---	307,373	---		---
Forfeitures	---		---		---		---	31,907	---	---	14,180	---		(69,017)

Balance at July 31, 2003	2,469,071		$24,691		1,712,068		$17,121	$17,467,974	$23,967,504	$(2,132,100)	$(156,552)	109,772		$(831,286)

Net income	---		---		---		---	---	696,428	---	---	---		---
Foreign currency translation reserve	---		---		---		---	---	---	54,450	---	---		---
Unrealized investment gain, net	---		---		---		---	---	---	12,151	---	---		---
Conversion of common stock - B to A	11,000		110		(11,000)		(110)	---	---	---	---	---		---
Stock options	1,700		17		---		---	12,308	---	---	---	---		---
Amortization, net of tax	---		---		---		---	---	---	---	42,069	---		---
Forfeitures	---		---		---		---	(765)	---	---	620	---		(2,540)

Balance at November 1, 2003	2,481,771		$24,818		1,701,068		$17,011	$17,479,517	$24,663,932	$(2,065,499)	$(113,863)	109,772		$(833,826)

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

          c.   Reclassifications

          Certain prior year amounts were reclassified to conform to the November 1, 2003 financial statement presentation.

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

          Deferred revenue balances of $5.3 million and $11.2 million at November 1, 2003 and July 31, 2003, respectively, represent net advances received under the Saudi and Kuwait contracts.  Those advances are recognized against future progress billings over the respective contract periods.

          e.   Translation of foreign currencies

          The financial statements of foreign subsidiaries where the local currency is the functional currency are translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for results of operations.  Translation adjustments are deferred in accumulated other comprehensive income.

          The financial statements of foreign subsidiaries located in highly inflationary economies are remeasured as if the functional currency were the U.S. dollar.  The remeasurement of local currencies into U.S. dollars creates translation adjustments which are included in net income.  There were no highly inflationary economy translation adjustments for fiscal years 2002 - 2004.  Management has also estimated and recorded in the current tax accounts the benefits attributable to the extraterritorial income tax deduction.

          f.   Income taxes

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

          g.   Earnings per share

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

          h.   Impairment of Long-Lived Assets

          The Company accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets."  SFAS No. 144 required that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable.  The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value.  The Company recognized an impairment loss of $5,007,364 ($3,010,005 net of tax) on its shrimp farm operations in FY 2003.  No impairment loss was recognized in the first quarter of fiscal year 2004.

2.       Contract Receivables, net

	November 1, 2003	July 31, 2003

United States government -
Billed	$2,579,927	$2,955,118
Unbilled	4,236,816	4,040,740

	6,816,743	6,995,858

Industrial customers and state and municipal governments -
Billed	28,811,719	35,589,749
Unbilled	5,715,765	1,332,225

	34,527,484	36,921,974

Less allowance for contract adjustments	(3,263,829)	(3,225,496)

	$38,080,398	$40,692,336

          United States government receivables arise from long-term U.S. government prime contracts and subcontracts.  Unbilled receivables result from revenues which have been earned, but are not billed as of period-end.  The above unbilled balances are comprised of incurred costs plus fees not yet processed and billed; and differences between year-to-date provisional billings and year-to-date actual contract costs incurred and fees earned of approximately ($49,000) at November 1, 2003 and $33,000 at July 31, 2003.  Management anticipates that the November 1, 2003 unbilled receivables will be substantially billed and collected in fiscal year 2004.  Included in the balance of receivables for industrial customers and state and municipal customers are receivables due under the contracts in Saudi Arabia and Kuwait of $10.0 million and $17.4 million at November 1, 2003 and July 31, 2003, respectively.  Within the above billed balances are contractual retainages in the amount of approximately $525,642 at November 1, 2003 and $496,445 at July 31, 2003.  Management anticipates that the November 1, 2003 retainage balance will be substantially collected in fiscal year 2004.  Included in other accrued liabilities is an additional allowance for contract adjustments relating to potential cost disallowances on amounts billed and collected in current and prior years' projects of approximately $1,729,488 at November 1, 2003 and July 31, 2003.  An allowance for contract adjustments is recorded for contract disputes and government audits when the amounts are estimatable.

          The contracts in Saudi Arabia are through the Company's majority owned (66 2/3%) subsidiary Ecology and Environment of Saudi Arabia Co., LTD. (EESAL). The Company has an agreement with its' minority shareholder to divide any profits in EESAL from the current contracts equally, and to pay to the minority shareholder a commission of 5% of the total contract values. The commission and additional profit sharing covers on-going representation in the Kingdom, logistical support including the negotiation and procurement of Saudi national personnel, facilities, equipment, licenses, permits, and any other support deemed necessary in the implementation and performance of the Saudi contracts. As of November 1, 2003 the Company has incurred expense of $1,157,000 ($266,000 in first quarter of FY 2004, $505,000 in FY 2003 and $386,000 in fiscal year 2002) under the terms of this commission agreement.

3.       Line of Credit

          The Company maintains an unsecured line of credit available for working capital and letters of credit of $20 million with a bank at ½% below the prevailing prime rate.  A second line of credit has been established at another bank for up to $13.5 million exclusively for letters of credit.  At November 1, 2003 and July 31, 2003, respectively, the Company had letters of credit outstanding totaling $14,061,556 and $16,822,254, respectively.

          The Company has obtained a waiver from a covenant under one of its bank line of credit agreements.  The waiver reduces the minimum current ratio required (defined as total current assets less deferred income taxes, divided by total current liabilities) from 1.8:1 to 1.7:1.   The current ratio at November 1, 2003 as defined by the covenant is 1.73:1.

4.       Debt and Capital Lease Obligations

          Debt inclusive of capital lease obligations at November 1, 2003 and July 31, 2003 consist of the following:

		November 1, 2003	July 31, 2003

Bank overdraft (a)	$	---	$2,149,624
Various bank loans and advances at interest rates ranging from 10% to 14 ½ %		298,716	220,545
Capital lease obligations at varying interest rates averaging 12%		145,143	145,143

		443,859	2,515,312

Less: current portion of debt		(260,760)	(2,311,993)
current portion of lease obligations		(66,233)	(66,233)

Long-term debt and capital lease obligations		$116,866	$137,086

          The aggregate maturities of long-term debt and capital lease obligations at November 1, 2003 and July 31, 2003 are as follows:

	November 1, 2003	July 31, 2003

FY 2004	$326,993	$2,378,226
FY 2005	73,348	93,568
FY 2006	43,518	43,518
FY 2007	---	---
FY 2008	---	---

	$443,859	$2,515,312

5.       Stock Award Plan

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

6.       Segment Reporting

          Ecology and Environment, Inc. has three reportable segments: consulting services, analytical laboratory services, and aquaculture.  The consulting services segment provides broad based environmental services encompassing audits and impact assessments, surveys, air and water quality management, environmental engineering, environmental infrastructure planning, and industrial hygiene and occupational health studies to a world wide base of customers.  The analytical laboratory provides analytical testing services to industrial and governmental clients for the analysis of waste, soil and sediment samples.  The shrimp aquaculture facility located in Costa Rica and the fish farm located in Jordan, produce shrimp and tilapia, respectively.  Both products are grown in a controlled environment for markets worldwide.  The aquaculture segment results for fiscal year 2003 includes an impairment loss of $5.0 million ($3.0 million net of tax) as a result of the Company's decision to cease operations of its shrimp farm operations.  The assets are treated as "held for sale" in the accompanying financial statements.

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

Reportable segments for the quarter ended November 1, 2003 are as follows:

			Aquaculture

	Consulting	Analytical	Continued	Discontinued			Elimination	Total

Net revenues from external customers (1)	$21,297,883	$937,863	$21,481	$	---	$	---	$22,257,227
Intersegment net revenues	350,767	---	---		---		(350,767)	---

Total consolidated net revenues	$21,648,650	$937,863	$21,481	$	---		$(350,767)	$22,257,227

Depreciation expense (1)	$240,721	$139,270	$13,868	$	---	$	---	$393,859
Segment profit (loss) before income
taxes and minority interest	1,934,581	(500,741)	(32,457)		(111,768)		---	1,289,615
Segment assets	62,835,284	8,566,000	588,000		122,000		---	72,111,284
Expenditures for long-lived assets – gross	325,307	---	---		---		---	325,307

Geographic Information:
	Net	Long-Lived
	Revenues (1) (2)	Assets – Gross

United States	$15,238,227	$25,354,143
Foreign Countries	7,019,000	836,000

(1)   Net revenue of $6,404 from discontinued operations is excluded from this table.
(2)   Net revenues are attributed to countries based on the location of the customers.

Reportable segments for the quarter ended October 26, 2002 are as follows:

			Aquaculture

	Consulting	Analytical	Continued		Discontinued			Elimination	Total

Net revenues from external customers (1)	$17,732,134	$1,319,038	$	---	$	---	$	---	$19,051,172
Intersegment net revenues	688,889	---		---		---		(688,889)	---

Total consolidated net revenues	$18,421,023	$1,319,038	$	---	$	---		$(688,889)	$19,051,172

Depreciation expense (1)	$192,558	$97,867	$	---	$	---	$	---	$290,425
Segment profit (loss) before income
taxes and minority interest	1,920,394	44,743		---		(755,621)		---	1,209,516
Segment assets	54,084,531	6,854,000		747,824		6,135,000		---	67,821,355
Expenditures for long-lived assets – gross	151,222	96,592		---		---		---	247,814

Geographic Information:
	Net	Long-Lived
	Revenues (1) (2)	Assets – Gross

United States	$13,459,824	$23,810,088
Foreign Countries	5,591,348	6,117,000

(1)   Net revenue of $486,652 and depreciation expense of  $57,677 from discontinued operations is excluded from this table.
(2)   Net revenues are attributed to countries based on the location of the customers.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

          At November 1, 2003 the Company had a working capital balance of $26.8 million, down $700,000 from the $27.5 million balance reported at July 31, 2003.  Cash and cash equivalents decreased $599,000 as a result of a $2.6 million decrease in contracts receivable, a $1.7 million decrease in accounts payable, a $3.8 decrease in current deferred revenue, a $2.1 million decrease in the current portion of long-term debt and a $4.7 million increase in other accrued liabilities.  The decrease in contracts receivable was primarily attributable to a $6.3 million payment received on billings from the Company’s Kuwait Contracts.  As of November 1, 2003 the Company has receivables outstanding on the Saudi and Kuwait contracts of $6.0 and $7.6 million respectively.  Net advances on these contracts at November 1, 2003 are $5.3 million, which are backed by letters of credit.  The decrease in the current portion of long-term debt was due to the receipt of deposits to offset the $2.1 million bank overdraft recorded in July 2003.

          The Company maintains an unsecured line of credit of $20.0 million with a bank at ½% below the prevailing prime rate.  A second line of credit is available at another bank for up to $13.5 million, exclusively for letters of credit.  The Company has outstanding letters of credit (LOC’s) at November 1, 2003 in the amount of $14.1 million.  These LOC’s were obtained to secure advance payments and performance guarantees for contracts in the Middle East.  Other than the LOC’s, there are no outstanding borrowings under the lines of credit and there is $19.4 million of line still available at November 1, 2003.  There are no significant additional working capital requirements pending at November 1, 2003.

          The Company has obtained a waiver from a covenant under one of its bank lines of credit agreement.  The waiver reduces the minimum current ratio required (defined as total current assets less deferred income taxes, divided by total current liabilities.) from 1.8:1 to 1.7:1.  The current ratio at November 1, 2003 as defined by the covenant is 1.73:1.

Results of Operations

Net Revenue

           Net revenues for the first quarter of fiscal year 2004 were $22.3 million, up 17% from the $19.1 million reported in fiscal year 2003.   The Company’s Saudi Arabia and Kuwait contracts have continued to benefit the Company’s net revenues.  During the first quarter of fiscal year 2004, these contracts reported net revenues of $7.1 million, and increase of 48% from the $4.8 reported in the first quarter of fiscal year 2003.  Net revenues reported from various state clients were $3.9 million, up 30% from the $3.0 million reported in the first quarter of fiscal year 2003. The Company’s Analytical Services Center (ASC) reported net revenues of $938,000 for the first quarter of fiscal year 2004, a decrease of 28% from the $1,300,000 million reported in the first quarter of the prior year.  Walsh Environmental, a majority owned subsidiary, reported net revenues of  $1.9 million for the first quarter of fiscal year 2004, an increase of $480,000 from the $1.4 million reported for the first quarter of fiscal year 2003.

          Net revenues for the first quarter of fiscal year 2003 were $19.5 million, up 17% from the $16.6 million reported in fiscal year 2002.  The increase is mainly attributable to the Company’s Saudi Arabia and Kuwait contracts.  During the first quarter these contracts reported increased net revenues of $5.2 million.  The Company’s Analytical Services Center (ASC) reported an increase in net revenues of 28% for the first quarter of fiscal year 2003, mainly attributable to work received from these contracts.

          Walsh Environmental, a majority owned subsidiary, reported net revenues of  $1.5 million for the first quarter of fiscal year 2003, a decrease of $347,000 from the $1.8 million reported for the first quarter of fiscal year 2002.

Income From Continuing Operations Before Income Taxes and Minority Interest

          The Company’s income from continuing operations before income taxes and minority interest for the first quarter of fiscal year 2004 was $1.4 million, down $564,000 from the $2.0 million reported in the first quarter of fiscal year 2003.  The decrease is mainly attributable to the Company’s Analytical Services Center (ASC) and the Central Environmental Laboratory (CEL) operation located in Kuwait and operated under the Kuwait contract.  The ASC reported an operating loss of $501,000 for the first quarter of fiscal year 2004 compared to operating income of $45,000 for the prior year, a decrease of $546,000 or approximately $.08 per share.  The ASC reported a decrease in work in Kuwait as well as a loss of funding on a significant state project.  The CEL operation in Kuwait reported a net loss for the first quarter of fiscal year 2004 of $336,000 compared to a net loss of $58,000 for the first quarter of fiscal year 2003, a decrease of  $278,000 or approximately $.04 per share.  This decrease was principally a result of low work volume.  Volume is projected to increase during the second quarter of fiscal year 2004.  Management is currently evaluating several options to increase revenue and eliminate losses in the ASC.  The Company incurred exchange gains as a result of its contracts in Kuwait which are payable in Kuwaiti dinars.  Realized gains for the first quarter amounted to $108,000.

          The Company’s income from continuing operations before income taxes and minority interest for the first quarter of fiscal year 2003 was $2.0 million, up 54% from the $1.3 million reported in the first quarter of fiscal year 2002.  The increase in income from continuing operations before income taxes and minority interest was attributable to the overall increased net revenues and the performance of the Company’s Analytical Services Center.  The ASC reported an operating income of $45,000 for the first quarter of fiscal year 2003, compared to an operating loss of $186,000 reported during the first quarter of fiscal year 2002.  This increase in the ASC profits was due to both increased production efficiencies and an increased sales volume.  The Company’s subsidiaries reported a 600% increase in operating income during the first quarter of fiscal year 2003.  The new contracts in Saudi Arabia and Kuwait were the main reason for this increase.

Discontinued Operations

           During the fourth quarter of fiscal year 2003, the Company made the decision to discontinue its Costa Rican shrimp farm operation, Frutas Marinas S.A.  The farm had failed to achieve planned production estimates.  Operations management was unable to control repeated outbreaks of disease, primarily White Spot Syndrome Virus resulting in repeated operating losses for the last three years all amid depressed selling prices for the shrimp.  The Company made the decision to terminate operations at its Board of Directors’ meeting in July 2003 and has embarked on a program to liquidate the assets within one year.  In accordance with Financial Accounting Standards No 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviewed the assets of Frutas Marinas S.A. to determine the extent of the impairment loss in the carrying value of the assets.  The Company has estimated the fair value of its assets based on an appraisal of the property for general farm use (the predominate land use surrounding the farm) due to the anticipated difficulty in selling the property as a shrimp farm operation.  As a result, the Company has recognized an impairment loss on discontinued operations of $5,007,364 ($3,010,005 net of tax) during the fourth quarter of fiscal year 2003.  During the first quarter of fiscal year 2004, the shrimp farm reported a loss before taxes of $112,000.  Although not expected to be significant, expenses will continue to be necessary for overall farm security, maintenance and upkeep.  As of November 1, 2003 the shrimp farm operation is still being held for sale.

          The shrimp farm operation reported a loss before taxes of $756,000 million for the first quarter of fiscal year 2003, an increase of 48% from the $512,000 reported in the first quarter of fiscal year 2002.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

          The Company may have exposure to market risk for change in interest rates, primarily related to its investments.  The Company does not have any derivative financial instruments included in its investments.  The Company invests only in instruments that meet high credit quality standards.  The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk.  As of November 1, 2003, the Company's investments consisted of short-term commercial paper and mutual funds.  The Company does not expect any material loss with respect to its investments.

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

(b)      Changes in internal controls:  There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

Item 5.   Other Information

          The Registrant has no information for Item 5 required to be presented.

Item 6.   Exhibits and Reports on Form 8-K

(a)	31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Not Applicable

PART II - OTHER INFORMATION

None.

SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized:

ECOLOGY AND ENVIRONMENT, INC.
Dated: December 16, 2003	/s/ RONALD L. FRANK

RONALD L. FRANK EXECUTIVE VICE PRESIDENT CHIEF FINANCIAL OFFICER (PRINCIPAL FINANCIAL ACCOUNTING OFFICER)