Form 10-Q
period 2004-01-31
ECOLOGY & ENVIRONMENT INC
filed 2004-03-16
CIK 809933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2004
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

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                              Yes   [X]            No   [   ]

             Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                                                                                                                                                                 Yes   [   ]           No   [X]

             At March 1, 2004, 2,433,976 shares of Registrant's Class A Common Stock (par value $.01) and 1,674,809 shares of Class B Common Stock (par value $.01) were outstanding.

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

Ecology and Environment, Inc
Consolidated Balance Sheet

	(Unaudited)
	January 31,	July 31,
Assets	2004	2003

Current assets:
Cash and cash equivalents	$2,947,065	$6,577,390
Investment securities available for sale	4,203,428	4,078,181
Contract receivables, net	38,807,058	40,692,336
Deferred income taxes	4,971,305	4,970,036
Other current assets	2,846,009	3,517,283
Assets of discontinued operations held for sale	66,246	205,545

Total current assets	53,841,111	60,040,771

Property, building and equipment, net	12,206,969	12,175,137
Deferred income taxes	370,610	261,713
Other assets	2,351,632	3,903,912

Total assets	$68,770,322	$76,381,533

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$3,505,707	$6,327,389
Demand loan payable	400,000	---
Accrued payroll costs	4,212,555	4,872,149
Income taxes payable	953,652	1,150,564
Deferred revenue	1,983,302	7,375,313
Current portion of long-term debt and capital lease obligations	335,232	2,378,226
Other accrued liabilities	14,379,684	10,147,854
Liabilities of discontinued operations held for sale	293,655	310,378

Total current liabilities	26,063,787	32,561,873

Deferred revenue	1,569,435	3,835,937
Long-term debt and capital lease obligations	83,716	137,086
Minority interest	1,370,228	1,469,015

Shareholders' equity:
Preferred stock, par value $.01 per share;
authorized - 2,000,000 shares; no shares
issued	---	---
Class A common stock, par value $.01 per
share; authorized - 6,000,000 shares;
issued - 2,481,771 and 2,469,071 shares	24,818	24,691
Class B common stock, par value $.01 per
share; authorized - 10,000,000 shares;
issued - 1,701,068 and 1,712,068 shares	17,011	17,121
Capital in excess of par value	17,590,746	17,467,974
Retained earnings	24,931,483	23,967,504
Accumulated other comprehensive income	(2,040,167)	(2,111,830)
Unearned compensation, net of tax	(279,526)	(156,552)
Treasury stock - Class A common, 46,762 and 83,513
shares; Class B common, 26,259 and 26,259 shares, at cost	(561,209)	(831,286)

Total shareholders' equity	39,683,156	38,377,622

Total liabilities and shareholders' equity	$68,770,322	$76,381,533

The accompanying notes are an integral part of these financial statements.

Ecology and Environment, Inc.
Consolidated Statement of Income
(Unaudited)

	Three months ended		Six months ended

	Jan 31,	Jan 25,	Jan 31,	Jan 25,
	2004	2003	2004	2003

Gross revenues	$27,785,305	$29,692,051	$54,727,754	$51,575,484
Less: direct subcontract costs	6,804,312	8,303,946	11,489,534	11,136,207

Net revenues	20,980,993	21,388,105	43,238,220	40,439,277

Cost of professional services and
other direct operating expenses	11,407,097	11,792,737	24,045,686	21,742,876

Gross profit	9,573,896	9,595,368	19,192,534	18,696,401
Administrative and indirect operating
expenses	5,169,998	5,804,613	10,837,671	10,847,052
Marketing and related costs	2,206,934	1,808,858	4,453,335	3,587,215
Depreciation	404,698	341,004	798,557	631,429

Income from operations	1,792,266	1,640,893	3,102,971	3,630,705
Interest expense	(40,513)	(4,397)	(69,629)	(19,682)
Interest income	54,521	40,806	84,784	98,235
Other expense	(30,192)	(19,445)	(49,022)	(86,264)
Net foreign currency exchange gain	78,948	---	187,309	---

Income from continuing operations before income taxes
and minority interest	1,855,030	1,657,857	3,256,413	3,622,994
Total income tax provision	644,594	819,366	1,254,195	1,397,875

Net income from continuing operations
before minority interest	1,210,436	838,491	2,002,218	2,225,119
Minority interest	(193,810)	38,426	(226,015)	(304,196)

Net income from continuing operations	1,016,626	876,917	1,776,203	1,920,923
Loss from discontinued operations	(90,123)	(673,965)	(201,891)	(1,429,586)
Income tax benefit on loss from discontinued operations	39,203	227,747	87,822	492,215

Net income	$965,706	$430,699	$1,662,134	$983,552

Net income per common share: basic
Continuing operations	$0.26	$0.22	$0.45	$0.47
Discontinued operations	(0.01)	(0.11)	(0.03)	(0.23)

Net income per common share: basic	$0.25	$0.11	$0.42	$0.24

Net income per common share: diluted
Continuing operations	$0.25	$0.22	$0.44	$0.47
Discontinued operations	(0.01)	(0.11)	(0.03)	(0.23)

Net income per common share: diluted	$0.24	$0.11	$0.41	$0.24

Weighted average common shares outstanding: Basic	3,982,264	4,086,188	3,984,241	4,077,816

Weighted average common shares outstanding: Diluted	4,063,991	4,087,452	4,066,215	4,079,500

Ecology and Environment, Inc
Consolidated Statement of Cash Flows

	Six months ended,

	Jan 31,	Jan 25,
	2004	2003

Cash flows from operating activities:
Net income from continuing operations	$1,776,203	$1,920,923
Net loss from discontinued operations	(114,069)	(937,371)
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	798,557	749,962
Amortization	90,851	145,685
Gain on disposition of property and equipment	(6,770)	1,346
Minority interest	(98,787)	284,235
Provision for contract adjustments	585,724	927,732
(Increase) decrease in:
- contracts receivable, net	1,316,127	(11,310,957)
- other current assets	605,209	825,151
- income taxes receivable	---	312,977
- deferred income taxes	952	(323,790)
- other non-current assets	1,552,280	2,323,604
Increase (decrease) in:
- accounts payable	(2,820,723)	2,147,536
- demand loan payable	400,000	1,500,000
- accrued payroll costs	(656,111)	(916,622)
- income taxes payable	(196,912)	501,343
- deferred revenue	(7,658,513)	202,378
- other accrued liabilities	4,521,043	(1,914,612)

Net cash provided by (used in) operating activities	95,061	(3,560,480)

Cash flows used in investing activities:
Purchase of property, building and equipment, gross	(837,159)	(702,912)
Payment for the purchase of bond	(70,254)	(68,609)

Net cash used in investing activities	(907,413)	(771,521)

Cash flows provided by (used in) financing activities:
Dividends paid	(698,155)	(678,331)
Repayment of debt	(2,096,364)	114,466
Net proceeds from issuance of common stock	12,325	3,625
Purchase of treasury stock	(94,716)	---
Foreign currency translation reserve	58,937	(341,517)

Net cash used in financing activities	(2,817,973)	(901,757)

Net decrease in cash and cash equivalents from continuing operations	(3,630,325)	(5,233,758)
Cash and cash equivalents at beginning of period	6,577,390	8,229,034

Cash and cash equivalents at end of period	$2,947,065	$2,995,276

The accompanying notes are an integral part of these financial statements.

Ecology and Environment, Inc.
Consolidated Statement of Changes in Shareholders' Equity

							Accumulated
	Common Stock				Capital in		Other
	Class A		Class B		Excess of	Retained	Comprehensive	Unearned	Treasury Stock
	Shares	Amount	Shares	Amount	Par Value	earnings	Income	Compensation	Shares	Amount

Balance at July 31, 2002	2,468,571	$24,686	1,712,068	$17,121	$17,372,444	$26,570,576	$(1,681,535)	$(222,921)	108,976	$(806,401)

Net income	---	---	---	---	---	(1,201,955)	---	---	---	---
Foreign currency translation reserve	---	---	---	---	---	---	(453,419)	---	---	---
Cash dividends paid ($.32 per share)	---	---	---	---	---	(1,356,227)	---	---	---	---
Unrealized investment gain, net	---	---	---	---	---	---	2,854	---	---	---
GAC dividends	---	---	---	---	---	(44,890)	---	---	---	---
Repurchase of Class A common stock	---	---	---	---	---	---	---	---	39,508	(242,337)
Stock options	500	5	---	---	3,620	---	---	---	---	---
Issuance of stock under stock award plan, net	---	---	---	---	60,003	---	---	(255,184)	(38,712)	286,469
Amortization, net of tax	---	---	---	---	---	---	---	307,373	---	---
Forfeitures	---	---	---	---	31,907	---	---	14,180	---	(69,017)

Balance at July 31, 2003	2,469,071	$24,691	1,712,068	$17,121	$17,467,974	$23,967,504	$(2,132,100)	$(156,552)	109,772	$(831,286)

Net income	---	---	---	---	---	1,662,134	---	---	---	---
Foreign currency translation reserve	---	---	---	---	---	---	58,937	---	---	---
Cash dividends paid ($.17 per share)	---	---	---	---	---	(698,155)	---	---	---	---
Unrealized investment gain, net	---	---	---	---	---	---	32,996	---	---	---
Conversion of common stock - B to A	11,000	110	(11,000)	(110)	---	---	---	---	---	---
Repurchase of Class A common stock	---	---	---	---	---	---	---	---	10,631	(94,716)
Stock options	1,700	17	---	---	12,308	---	---	---	---	---
Issuance of stock under stock award plan, net	---	---	---	---	111,229	---	---	(214,445)	(47,795)	367,333
Amortization, net of tax	---	---	---	---	---	---	---	90,851	---	---
Forfeitures	---	---	---	---	(765)	---	---	620	413	(2,540)

Balance at January 31, 2004	2,481,771	$24,818	1,701,068	$17,011	$17,590,746	$24,931,483	$(2,040,167)	$(279,526)	73,021	$(561,209)

Ecology and Environment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)

Summary of Operations and Basis of Presentation

          The consolidated financial statements included herein have been prepared by Ecology and Environment, Inc., ("E & E" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information.  All such adjustments are of a normal recurring nature.  Although E & E believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations.  Therefore, these financial statements should be read in conjunction with the financial statements and the notes thereto included in E & E's 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The results of operations for the three month and six month periods ended January 31, 2004 are not necessarily indicative of the results for any subsequent period or the entire fiscal year ending July 31, 2004.

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

          c.   Reclassifications

          Certain prior year amounts were reclassified to conform to the July 31, 2003 financial statement presentation.

          d.   Revenue recognition

          Substantial amounts of the Company's revenues are derived from cost-plus-fee contracts using the percentage of completion method based on costs incurred plus the fee earned.  Provisions for estimated contract adjustments relating to cost based contracts have been deducted from gross revenues in the accompanying consolidated statement of income.  These provisions are estimated and accrued annually based on government sales volume and past settlement experience.  Such adjustments typically arise as a result of interpretations of cost allowability under cost based contracts.

          Revenues related to long-term government contracts are subject to audit by an agency of the United States government.  Government audits have been completed through fiscal year 1994 and are currently in process for fiscal years 1995 through 2002.  However, final rates have not been negotiated under these audits since 1989.  The majority of the balance in the allowance for contract adjustments accounts represent a reserve against possible adjustments for fiscal years 1990 through 2003.

          The balance of the Company's revenues consist of time and materials and fixed price contracts, including the contracts in Saudi Arabia and Kuwait.  Revenue on fixed price contracts is recognized on the percentage of completion method.

          Deferred revenue balances of $3.6 million and $11.2 million at January 31, 2004 and July 31, 2003, respectively, represent net advances received under the Saudi and Kuwait contracts.  Those advances are recognized against future progress billings over the respective contract periods.

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

          The financial statements of foreign subsidiaries located in highly inflationary economies are remeasured as if the functional currency were the U.S. dollar.  The remeasurement of local currencies into U.S. dollars creates translation adjustments which are included in net income.  There were no highly inflationary economy translation adjustments for fiscal years 2003 - 2004.  Management has also estimated and recorded in the current tax accounts the benefits attributable to the extraterritorial income tax deduction.

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

          h.   Impairment of Long-Lived Assets

          The Company accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets."  SFAS No. 144 required that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable.  The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value.  The Company recognized an impairment loss of $5,007,364 ($3,010,005 net of tax) on its shrimp farm operations in FY 2003.  No impairment loss was recognized in the first or second quarter of fiscal year 2004.

2.       Contract Receivables, net

	January 31, 2004	July 31, 2003

United States government -
Billed	$3,138,316	$2,955,118
Unbilled	3,895,698	4,040,740

	7,034,014	6,995,858

Industrial customers and state and municipal governments -
Billed	28,075,981	35,589,749
Unbilled	7,033,283	1,332,225

	35,109,264	36,921,974

Less allowance for contract adjustments	(3,336,220)	(3,225,496)

	$38,807,058	$40,692,336

          United States government receivables arise from long-term U.S. government prime contracts and subcontracts.  Unbilled receivables result from revenues which have been earned, but are not billed as of period-end.  The above unbilled balances are comprised of incurred costs plus fees not yet processed and billed; and differences between year-to-date provisional billings and year-to-date actual contract costs incurred and fees earned of approximately $131,000 at January 31, 2004 and $33,000 at July 31, 2003.  Management anticipates that the January 31, 2004 unbilled receivables will be substantially billed and collected in fiscal year 2004.  Included in the balance of receivables for industrial customers and state and municipal customers are receivables due under the contracts in Saudi Arabia and Kuwait of $21.9 million and $17.4 million at January 31, 2004 and July 31, 2003, respectively.  Within the above billed balances are contractual retainages in the amount of approximately $497,000 at January 31, 2004 and $496,445 at July 31, 2003.  Management anticipates that the January 31, 2004 retainage balance will be substantially collected in fiscal year 2004.  Included in other accrued liabilities is an additional allowance for contract adjustments relating to potential cost disallowances on amounts billed and collected in current and prior years' projects of approximately $1,729,488 at January 31, 2004 and July 31, 2003.  An allowance for contract adjustments is recorded for contract disputes and government audits when the amounts are estimatable.

          The contracts in Saudi Arabia are through the Company's majority owned (66 2/3%) subsidiary Ecology and Environment of Saudi Arabia Co., LTD. (EESAL). The Company has an agreement with its' minority shareholder to divide any profits in EESAL from the current contracts equally, and to pay to the minority shareholder a commission of 5% of the total contract values. The commission and additional profit sharing covers on-going representation in the Kingdom, logistical support including the negotiation and procurement of Saudi national personnel, facilities, equipment, licenses, permits, and any other support deemed necessary in the implementation and performance of the Saudi contracts. As of January 31, 2004 the Company has incurred expense of $1,372,000 ($481,000 for the first six months of fiscal year 2004, $505,000 in fiscal year 2003 and $386,000 in fiscal year 2002) under the terms of this commission agreement.

3.       Line of Credit

          The Company maintains an unsecured line of credit available for working capital and letters of credit of $20 million with a bank at ½% below the prevailing prime rate.  A second line of credit has been established at another bank for up to $13.5 million exclusively for letters of credit.  At January 31, 2004 and July 31, 2003, respectively, the Company had letters of credit outstanding totaling $12,479,000 and $16,822,254, respectively.  The Company had outstanding borrowings for working capital of $400,000 at January 31, 2004 and $0 at July 31, 2003.

          The Company has obtained a waiver from a covenant under one of its bank line of credit agreements.  The waiver covers the period November 1, 2003 to January 31, 2004.   The waiver reduces the minimum current ratio required (defined as total current assets less deferred income taxes, divided by total current liabilities) from 1.8:1 to 1.7:1.   The current ratio at January 31, 2004 as defined by the covenant is 1.88.

4.       Long-Term Debt and Capital Lease Obligations

          Debt inclusive of capital lease obligations at January 31, 2004 and July 31, 2003 consist of the following:

		January 31, 2004	July 31, 2003

Bank overdraft (a)	$	---	$2,149,624
Various bank loans and advances at interest rates ranging from 10% to 14 ½ %		293,284	220,545
Capital lease obligations at varying interest rates averaging 12%		125,664	145,143

		418,948	2,515,312

Less: current portion of debt		(270,272)	(2,311,993)
current portion of lease obligations		(64,960)	(66,233)

Long-term debt and capital lease obligations		$83,716	$137,086

          (a)  Consists of an interest free overdraft in a foreign bank account which was eliminated by subsequent deposits in the amount of $2.9 million several days after fiscal year end.

          The aggregate maturities of long-term debt and capital lease obligations at January 31, 2004 and July 31, 2003 are as follows:

	January 31, 2004	July 31, 2003

FY 2004	$273,442	$2,378,226
FY 2005	114,985	93,568
FY 2006	30,521	43,518
FY 2007	---	---
FY 2008	---	---

	$418,948	$2,515,312

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

          The Company issued 47,795 shares in January 2004,  38,712 shares in fiscal year 2003, 50,242 shares in fiscal year 2002, and 92,339 shares in fiscal year 2001.  Unearned compensation is recorded at the time of issuance and is being amortized over the vesting period.

6.       Shareholders' Equity - Restrictive Agreement

          Messrs. Gerhard J. Neumaier, Frank B. Silvestro, Ronald L. Frank and Gerald A. Strobel entered into a Stockholders' Agreement in 1970 which governs the sale of an aggregate of 1,229,118 shares Class B Common Stock owned by them and the former spouse of one of the individuals and the children of the individuals.  The agreement provides that prior to accepting a bona fide offer to purchase all or any part of their shares, each party must first allow the other members to the agreement the opportunity to acquire on a pro rata basis, with right of over-allotment, all of such shares covered by the offer on the same terms and conditions proposed by the offer.

7.       Segment Reporting

          Ecology and Environment, Inc. has three reportable segments: consulting services, analytical laboratory services, and aquaculture.   The consulting services segment provides broad based environmental services encompassing audits and impact assessments, surveys, air and water quality management, environmental engineering, environmental infrastructure planning, and industrial hygiene and occupational health studies to a world wide base of customers.  The analytical laboratory provides analytical testing services to industrial and governmental clients for the analysis of waste, soil and sediment samples.  The fish farm located in Jordan produces tilapia fish grown in a controlled environment for markets worldwide.  The aquaculture segment results for fiscal year 2003 includes an impairment loss of $5.0 million ($3.0 million net of tax) as a result of the Company's decision to cease operations of its shrimp farm operations located in Costa Rica.  The assets are treated as "held for sale" in the accompanying financial statements and the shrimp farm is still being actively marketed to potential buyers.

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

Reportable segments for the six months ended January 31, 2004 are as follows:

			Aquaculture

	Consulting	Analytical	Continued	Discontinued			Elimination	Total

Net revenues from external customers (1)	$41,276,796	$1,930,919	$30,505	$	---	$	---	$43,238,220
Intersegment net revenues	472,713	---	---		---		(472,713)	---

Total consolidated net revenues	$41,749,509	$1,930,919	$30,505	$	---		$(472,713)	$43,238,220

Depreciation expense	$491,503	$279,318	$27,736	$	---	$	---	$798,557
Segment profit (loss) before income
taxes and minority interest	4,231,322	(903,661)	(71,248)		(201,891)		---	3,054,522
Segment assets	60,742,076	7,413,000	549,000		66,246		---	68,770,322
Expenditures for long-lived assets – gross	816,831	20,328	---		---		---	837,159

Geographic Information:
	Net	Long-Lived
	Revenues (1) (2)	Assets

United States	$28,853,220	$25,765,470
Foreign Countries	14,385,000	861,000

(1)   Net revenue of $11,636 from discontinued operations (sale of remaining inventory and miscellaneous supplies) is excluded from this table.
(2)   Net revenues are attributed to countries based on the location of the customers.  Net revenues in foreign countries includes $7.1 million in Saudi Arabia and $5.7 million  in Kuwait.

Reportable segments for the six months ended January 25, 2003 are as follows:

			Aquaculture

	Consulting	Analytical	Continued	Discontinued			Elimination	Total

Net revenues from external customers (1)	$38,150,423	$2,284,023	$4,831	$	---	$	---	$40,439,277
Intersegment net revenues	1,118,117	---	---		---		(1,118,117)	---

Total consolidated net revenues	$39,268,540	$2,284,023	$4,831	$	---		$(1,118,117)	$40,439,277

Depreciation expense (1)	$407,589	$196,104	$27,736	$	---	$	---	$631,429
Segment profit (loss) before income
taxes and minority interest	3,844,132	(206,888)	(46,611)		(1,429,586)		---	2,161,047
Segment assets	58,738,453	6,872,000	700,658		5,642,086		---	71,953,197
Expenditures for long-lived assets – gross	486,479	179,531	36,902		---		---	702,912

Geographic Information:
	Net	Long-Lived
	Revenues (1) (2)	Assets

United States	$29,389,609	$24,399,729
Foreign Countries	11,049,668	6,014,000

(1)   Net revenue of $833,332 and depreciation expense of  $118,533 from discontinued operations is excluded from this table.
(2)   Net revenues are attributed to countries based on the location of the customers.  Net revenues in foreign countries includes $4.3 million in Saudi Arabia and $6.2 million in Kuwait.

8.       Transfer of Ownership Interest in Ecology and Environment do Brasil Ltda.

           On the 8th of January 2004 the company entered into an agreement to grant a forty-eight percent stake in its Brazilian subsidiary, Ecology and Environment do Brasil, Ltda. (a limited partnership).   The new partners will be responsible for the in-country marketing and operations of the subsidiary.  Any previous earnings, assets and liabilities will remain with Ecology and Environment, Inc.  The company has also committed to provide an eighty thousand dollar capital contribution to move the office operations from Sao Paulo to Rio de Janeiro.  Rio de Janeiro is where the company believes it will have a more strategic location to market its target clients.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

          At January 31, 2004 the Company had a working capital balance of $27.8 million, up $297,000 from the $27.5 million balance reported at July 31, 2003.  Cash and cash equivalents decreased $3.6 million mainly due to a $2.8 million decrease in accounts payable.  Contracts receivables decreased $1.9 million due to a $6.3 million payment received on billings from the Company’s Kuwait Contracts.  As of January 31, 2004 the Company has receivables outstanding on the Saudi and Kuwait contracts of $9.4 and $12.5 million respectively.  Net advances on these contracts at January 31, 2004 are $3.6 million, which are backed by letters of credit.  These advances, shown as deferred revenue, have decreased $7.7 million due to work performed on these contracts during the first half of fiscal year 2004.   The decrease in the current portion of long-term debt was due to the receipt of deposits to offset the $2.1 million bank overdraft recorded in July 2003.

          The Company maintains an unsecured line of credit of $20.0 million with a bank at ½% below the prevailing prime rate.  A second line of credit is available at another bank for up to $13.5 million, exclusively for letters of credit.  The Company has outstanding letters of credit (LOC’s) at January 31, 2004 in the amount of $12.5 million.  These LOC’s were obtained to secure advance payments and performance guarantees for contracts in the Middle East.  After LOC’s and short-term borrowings of $400,000 there are no outstanding borrowings under the lines of credit and there is $20.2 million of line still available at January 31, 2004.  There are no significant additional working capital requirements pending at January 31, 2004.

Contractual Obligations

	Payments due by period

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years		More than 5 years

Debt Obligations	$293,284	$270,272	$23,012	$	---	$	---
Capital Lease Obligations	125,664	64,960	60,704		---		---
Operating Lease Obligations (1)	4,923,116	1,889,301	2,764,146		269,669		---
Purchase Obligations	---	---	---		---		---
Other Long-Term Liabilities (2)	3,552,737	1,983,302	1,569,435		---		---

	$8,894,801	$4,207,835	$4,417,297		$269,669	$	---

(1)   Represents rents for office and warehouse facilities.
(2)   Consists of Deferred Revenue on the Saudi Arabia and Kuwait contracts.

Results of Operations

Net Revenue

           Net revenues for the second quarter of fiscal year 2004 were $21.0 million, compared to the $21.4 million reported in the second quarter of fiscal year 2003.  The decrease in net revenues for the second quarter is mainly attributable to a decrease in work from the Company’s commercial and US Department of Defense (DOD) sectors.  Offsetting these decreases was an increase in net revenue from the Company’s contracts in Saudi Arabia and Kuwait.  The net revenues from the work in Saudi Arabia and Kuwait increased 24% from the second quarter of fiscal year 2003 to $6.2 million.

          Net revenues for the second quarter of fiscal year 2003 were $21.4 million, up 19% from the $18.0 million reported in fiscal year 2002.  The increase is mainly attributable to the Company’s Saudi Arabia and Kuwait contracts.  During the second quarter these contracts reported net revenues of $5.0 million.  The Company also reported an increase in net revenues from various commercial and US Department of Defense (DOD) clients.  Offsetting these increases was a decrease in the Company’s US Environmental Protection Agency (USEPA) contracts.  The reduction was due to a general slowdown on these contracts compared to the 9/11 incidents and anthrax sampling of the prior year.  Walsh Environmental, a majority owned subsidiary, reported net revenues of  $1.9 million for the second quarter of fiscal year 2003, a increase of $700,000 from the $1.2 million reported for the second quarter of fiscal year 2002.

Income From Continuing Operations Before Income Taxes and Minority Interest

           The Company’s income from continuing operations before income taxes and minority interest for the second quarter of fiscal year 2004 was $1.9 million, up $298,000 from the $1.6 million reported in the prior year.  The increase is mainly attributable to the Company’s Saudi Arabia and Kuwait contracts.   Offsetting this increase, the Analytical Services Center reported an operating loss of $403,000 for the second quarter of fiscal year 2004 compared to operating loss of $252,000 for the prior year, an increased loss of $151,000 or approximately $.02 per share.  The ASC reported a decrease in work in Kuwait as well as a loss of funding on a significant state project.  The ASC has already received a significant inflow of work in the third quarter of fiscal year 2004 from the Kuwait contracts and anticipates this to continue through the balance of the fiscal year.  This will significantly improve the performance of the lab for the second half of the fiscal year.

          Marketing expenses increased 22% in the second quarter of fiscal year 2004.  The Company has increased the ASC marketing staff to help broaden the commercial market base for the ASC.  Additional staff has been also added to help the Company’s business development efforts in the homeland security and international markets.  Exchange gains were incurred as a result of contracts in Kuwait and Venezuela.  Realized gains for the second quarter amounted to $79,000.

          The Company’s income from continuing operations before income taxes and minority interest for the second quarter of fiscal year 2003 was $1.6 million, up 76% from the $907,000 reported in the second quarter of fiscal year 2002.  The increase was mainly attributable to significantly reduced operating costs and a substantial increase in higher margin work.  The Company’s subsidiaries reported a 657% increase in operating income during the second quarter of fiscal year 2003.  The new contracts in Saudi Arabia and Kuwait were the main reason for this increase.

Discontinued Operations

           During the fourth quarter of fiscal year 2003, the Company made the decision to discontinue its Costa Rican shrimp farm operation, Frutas Marinas S.A.  The farm had failed to achieve planned production estimates.  Operations management was unable to control repeated outbreaks of disease, primarily White Spot Syndrome Virus resulting in repeated operating losses for the last three years all amid depressed selling prices for the shrimp.  The Company made the decision to terminate operations at its Board of Directors’ meeting in July 2003 and has embarked on a program to liquidate the assets within one year.  In accordance with Financial Accounting Standards No 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviewed the assets of Frutas Marinas S.A. to determine the extent of the impairment loss in the carrying value of the assets.  The Company has estimated the fair value of its assets based on an appraisal of the property for general farm use (the predominate land use surrounding the farm) due to the anticipated difficulty in selling the property as a shrimp farm operation.  As a result, the Company recognized an impairment loss on discontinued operations of $5,007,364 ($3,010,005 net of tax) during the fourth quarter of fiscal year 2003.  During the second quarter of fiscal year 2004, the shrimp farm reported a loss before taxes of $90,000.  Although not expected to be significant, expenses will continue to be necessary for overall farm security, maintenance and upkeep.  As of January 31, 2004 the shrimp farm operation is still being held for sale and actively marketed to potential buyers.

          The shrimp farm operation reported a loss before taxes of $674,000 for the second quarter of fiscal year 2003, an increased loss of $146,000 from the prior year.

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

Changes in Corporate Entities

           On the 8th of January 2004 the company entered into an agreement to grant a forty eight percent stake in its Brazilian subsidiary, Ecology and Environment do Brasil, Ltda. (a limited partnership).  The new partners will be responsible for the in-country marketing and operations of the subsidiary.  Any previous earnings, assets and liabilities previous to the transaction date will remain with Ecology and Environment, Inc.  The company has also committed to provide an eighty thousand dollar capital contribution to move the office operations from Sao Paulo to Rio de Janeiro.  Rio de Janeiro is where the company believes it will have a more strategic location to market its target clients.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

          The Company may have exposure to market risk for change in interest rates, primarily related to its investments.  The Company does not have any derivative financial instruments included in its investments.  The Company invests only in instruments that meet high credit quality standards.  The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk.  As of January 31, 2004, the Company's investments consisted of short-term commercial paper and mutual funds.  The Company does not expect any material loss with respect to its investments.

Item 4.    Controls and Procedures

(a)      Evaluation of disclosure controls and procedures.

          The Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) are sufficiently effective to ensure that the information required to be disclosed by the Company in the reports it files under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness, based on an evaluation of such controls and procedures conducted as of the end of the period covered by this quarterly report.

(b)      Changes in internal controls:  There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

PART 2 - OTHER INFORMATION

Item 1.   Legal Proceedings

          The Registrant has previously reported information for Item 1 that is required to be presented in Item 3 of its Annual Report on Form 10-K for its fiscal year ended July 31, 2003 which is incorporated herein by reference.

Item 2.   Changes in Securities

          (a)   Not Applicable.

          (b)   Not Applicable.

Item 3.   Defaults Upon Senior Securities

          The Registrant has no information for Item 3 that is required to be presented.

Item 4.   Submission of Matters to a Vote of Security Holders

          (a)   The Annual Meeting of Shareholders of the Registrant was held on January 15, 2004.

          (b)   At such meeting, the following persons were elected as directors by the holders of Class A Common Stock:  Timothy Butler and Ross M. Cellino; and the following directors by the holders of Class B Common Stock:  Gerhard J. Neumaier, Ronald L. Frank, Frank B. Silvestro, Gerard A. Strobel, Gerard A. Gallagher, Jr. and Harvey J. Gross.

          (c)   A proposal appointing the accounting firm of PricewaterhouseCoopers LLP as the Registrant's independent public accountant for its fiscal year ending July 31, 2004 was approved by the Registrant's shareholders in the following manner:  (I) the holders of Class A Common Stock voted as follows:  221,405.8 votes were cast in favor, 1,710.9 votes were cast against this proposal and 871.8 votes abstained (representing 2,214,058 shares, 17,109 shares and 8,718 shares voted respectively, each share of Class A Common Stock being entitled to 1/10 of 1 vote per share for this proposal); and (ii) the holders of Class B Common Stock voted as follows:  1,217,634 votes were cast in favor, 288,937 votes cast against this proposal and -0- votes abstained (each share of Class B Common Stock being entitled to one vote per share for this proposal).

                A proposal approving the adoption of the Ecology and Environment, Inc. 2003 Stock Award Plan was approved by the Registrant's shareholders in the following manner:  (i) the holders of Class A Common Stock voted as follows:  147,975.7 votes were cast in favor, 27,378.0 votes were cast against this proposal and 2,127.7 votes abstained (representing 1,479,757 shares, 273,780 shares and 21,277 shares voted respectively, each share of Class A Common Stock being entitled to 1/10 of 1 vote per share for this proposal); and (ii) the holders of Class B Common Stock voted as follows:  1,497,731 votes were cast in favor, 8,626 votes cast against this proposal and -0- votes abstained (each share of Class B Common Stock being entitled to one vote per share for this proposal).

          (d)   Not Applicable.

Item 5.   Other Information

          The Registrant has no information for Item 5 required to be presented.

Item 6.   Exhibits and Reports on Form 8-K

          (a)     31.1    Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
                   31.2     Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
                   32.1     Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
                   32.2     Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b)   Registrant filed one report on Form 8-K during the second quarter ended January 31, 2004 reporting the Company's results of operations and financial condition for its first quarter ending November 1, 2003.  This report was filed on December 17, 2003.

SIGNATURE

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ecology and Environment, Inc.

Date: March 16, 2004	/s/ RONALD L. FRANK RONALD L. FRANK EXECUTIVE VICE PRESIDENT CHIEF FINANCIAL OFFICER (PRINCIPAL FINANCIAL ACCOUNTING OFFICER)