Form 10-Q/A
period 2003-11-01
ECOLOGY & ENVIRONMENT INC
filed 2004-04-06
CIK 809933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q/A

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

EXPLANATION OF FIRST AMENDMENT

             The Registrant, Ecology and Environment, Inc., (the "Company" or "EEI"), filed a Form 10-Q on December 16, 2003 for its first 2004 quarterly with the Securities and Exchange Commission (the "SEC").  This Amendment is being filed because (1) the line addressing whether or not the registrant is an accelerated filer was omitted and (2) to revise Item 4(a) Controls and Procedures.  All other items remain unchanged from the previously filed Form 10-Q.

The Amendments are as follows:

(1)   Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [X]

(2)   Item 4.   Controls and Procedures

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

ECOLOGY AND ENVIRONMENT, INC.
Dated: April 6, 2004	/s/ RONALD L. FRANK

RONALD L. FRANK EXECUTIVE VICE PRESIDENT CHIEF FINANCIAL OFFICER (PRINCIPAL FINANCIAL ACCOUNTING OFFICER)