Form 10-Q
period 2004-05-01
ECOLOGY & ENVIRONMENT INC
filed 2004-06-15
CIK 809933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 1, 2004
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

Yes   [   ]           No   [X]

      At June 1, 2004,  2,445,974 shares of Registrant's Class A Common Stock (par value $.01) and 1,663,261 shares of Class B Common Stock (par value $.01) were outstanding.

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

Ecology and Environment, Inc
Consolidated Balance Sheet

	(Unaudited)
	May 1,	July 31,
Assets	2004	2003

Current assets:
Cash and cash equivalents	$1,726,497	$6,577,390
Investment securities available for sale	144,160	4,078,181
Contract receivables, net	44,652,326	40,692,336
Deferred income taxes	5,042,024	4,970,036
Other current assets	3,312,289	3,517,283
Assets of discontinued operations held for sale	49,365	205,545

Total current assets	54,926,661	60,040,771

Property, building and equipment, net	12,368,973	12,175,137
Deferred income taxes	370,610	261,713
Other assets	1,873,785	3,903,912

Total assets	$69,540,029	$76,381,533

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$4,461,491	$6,327,389
Demand loan payable	1,700,000	---
Accrued payroll costs	4,171,466	4,872,149
Income taxes payable	1,192,811	1,150,564
Deferred revenue	505,214	7,375,313
Current portion of long-term debt and capital lease obligations	378,813	2,378,226
Other accrued liabilities	14,180,367	10,147,854
Liabilities of discontinued operations held for sale	287,318	310,378

Total current liabilities	26,877,480	32,561,873

Deferred revenue	1,054,151	3,835,937
Long-term debt and capital lease obligations	184,117	137,086
Minority interest	1,155,403	1,469,015

Shareholders' equity:
Preferred stock, par value $.01 per share;
authorized - 2,000,000 shares; no shares issued	---	---
Class A common stock, par value $.01 per
share; authorized - 6,000,000 shares;
issued - 2,482,221 and 2,469,071 shares	24,823	24,691
Class B common stock, par value $.01 per
share; authorized - 10,000,000 shares;
issued - 1,701,068 and 1,712,068 shares	17,011	17,121
Capital in excess of par value	17,596,575	17,467,974
Retained earnings	25,739,405	23,967,504
Accumulated other comprehensive income	(2,306,420)	(2,111,830)
Unearned compensation, net of tax	(234,954)	(156,552)
Treasury stock - Class A common, 47,795 and 83,513
shares; Class B common, 26,259 and 26,259 shares, at cost	(567,562)	(831,286)

Total shareholders' equity	40,268,878	38,377,622

Total liabilities and shareholders' equity	$69,540,029	$76,381,533

The accompanying notes are an integral part of these financial statements.

Ecology and Environment, Inc.
Consolidated Statement of Income
(Unaudited)

	Three months ended		Year to Date

	May 1,	Apr 26,	May 1,	Apr 26,
	2004	2003	2004	2003

Gross revenues	$29,227,360	$33,338,923	$83,955,114	$84,914,407
Less: direct subcontract costs	4,562,104	9,140,887	16,051,638	20,277,094

Net revenues	24,665,256	24,198,036	67,903,476	64,637,313

Cost of professional services and
other direct operating expenses	13,698,117	14,185,321	37,743,803	35,928,197

Gross profit	10,967,139	10,012,715	30,159,673	28,709,116
Administrative and indirect operating
expenses	6,376,654	5,483,310	17,214,325	16,362,723
Marketing and related costs	2,531,436	2,225,942	6,984,771	5,813,157
Depreciation	384,646	323,051	1,183,203	954,480

Income from operations	1,674,403	1,980,412	4,777,374	5,578,756
Interest expense	(32,559)	(34,227)	(102,188)	(53,909)
Interest income	23,628	68,632	108,412	166,867
Other income (expense)	88,734	(114,761)	39,712	(201,025)
Net foreign currency exchange gain (loss)	(28,331)	---	158,978	---

Income from continuing operations before income taxes
and minority interest	1,725,875	1,900,056	4,982,288	5,490,689
Total income tax provision	489,193	587,834	1,743,388	1,953,348

Net income from continuing operations
before minority interest	1,236,682	1,312,222	3,238,900	3,537,341
Minority interest	(372,387)	(314,388)	(598,402)	(618,584)

Net income from continuing operations	864,295	997,834	2,640,498	2,918,757
Loss from discontinued operations	(79,367)	(642,912)	(281,258)	(2,072,498)
Income tax benefit on loss from discontinued operations	22,994	233,159	110,816	725,374

Net income	$807,922	$588,081	$2,470,056	$1,571,633

Net income per common share: basic
Continuing operations	$0.22	$0.24	$0.66	$0.72
Discontinued operations	(0.01)	(0.10)	(0.04)	(0.33)

Net income per common share: basic	$0.21	$0.14	$0.62	$0.39

Net income per common share: diluted
Continuing operations	$0.21	$0.24	$0.65	$0.72
Discontinued operations	(0.01)	(0.10)	(0.04)	(0.33)

Net income per common share: diluted	$0.20	$0.14	$0.61	$0.39

Weighted average common shares outstanding: basic	3,982,278	4,083,582	3,983,591	4,079,767

Weighted average common shares outstanding: diluted	4,070,647	4,084,241	4,071,879	4,081,134

The accompanying notes are an integral part of these financial statements.

Ecology and Environment, Inc
Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended,

	May 1,	April 26,
	2004	2003

Cash flows from operating activities:
Net income from continuing operations	$2,640,498	$2,918,757
Net loss from discontinued operations	(170,442)	(1,347,124)
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	1,183,203	1,133,090
Amortization	133,357	196,101
Gain (loss) on disposition of property and equipment	(5,476)	1,935
Minority interest	(313,612)	571,374
Provision for contract adjustments	649,255	1,094,787
(Increase) decrease in:
- contracts receivable, net	(4,607,357)	(18,581,059)
- other current assets	155,823	1,572,881
- income taxes receivable	---	312,977
- deferred income taxes	952	(352,916)
- other non-current assets	2,030,127	2,369,956
Increase (decrease) in:
- accounts payable	(1,864,725)	1,905,497
- accrued payroll costs	(697,251)	219,770
- income taxes payable	42,247	498,185
- deferred revenue	(9,651,885)	(2,063,802)
- other accrued liabilities	4,325,244	206,648

Net cash used in operating activities	(6,150,042)	(9,342,943)

Cash flows provided by (used in) investing activities:
Purchase of property, building and equipment, gross	(1,382,515)	(978,450)
Proceeds from sale of investments	3,899,300	---
Purchase of investments	(87,084)	(108,357)

Net cash provided by (used in) investing activities	2,429,701	(1,086,807)

Cash flows provided by (used in) financing activities:
Dividends paid	(698,155)	(703,181)
Proceeds from demand loan payable	1,700,000	5,800,000
Repayment of debt	(1,952,382)	102,428
Net proceeds from issuance of common stock	15,938	3,625
Purchase of treasury stock	(94,716)	(186,541)
Foreign currency translation reserve	(101,237)	(583,550)

Net cash provided by (used in) financing activities	(1,130,552)	4,432,781

Net decrease in cash and cash equivalents from continuing operations	(4,850,893)	(5,996,969)
Cash and cash equivalents at beginning of period	6,577,390	8,229,034

Cash and cash equivalents at end of period	$1,726,497	$2,232,065

The accompanying notes are an integral part of these financial statements.

Ecology and Environment, Inc.
Consolidated Statement of Changes in Shareholders' Equity

							Accumulated
	Common Stock				Capital in		Other
	Class A		Class B		Excess of	Retained	Comprehensive	Unearned	Treasury Stock
	Shares	Amount	Shares	Amount	Par Value	earnings	Income	Compensation	Shares	Amount

Balance at July 31, 2002	2,468,571	$24,686	1,712,068	$17,121	$17,372,444	$26,570,576	$(1,681,535)	$(222,921)	108,976	$(806,401)

Net income	---	---	---	---	---	(1,201,955)	---	---	---	---
Foreign currency translation reserve	---	---	---	---	---	---	(453,419)	---	---	---
Cash dividends paid ($.33 per share)	---	---	---	---	---	(1,356,227)	---	---	---	---
Unrealized investment gain, net	---	---	---	---	---	---	2,854	---	---	---
GAC dividends	---	---	---	---	---	(44,890)	---	---	---	---
Repurchase of Class A common stock	---	---	---	---	---	---	---	---	39,508	(242,337)
Stock options	500	5	---	---	3,620	---	---	---	---	---
Issuance of stock under stock award plan, net	---	---	---	---	60,003	---	---	(255,184)	(38,712)	286,469
Amortization, net of tax	---	---	---	---	---	---	---	307,373	---	---
Forfeitures	---	---	---	---	31,907	---	---	14,180	---	(69,017)

Balance at July 31, 2003	2,469,071	$24,691	1,712,068	$17,121	$17,467,974	$23,967,504	$(2,132,100)	$(156,552)	109,772	$(831,286)

Net income	---	---	---	---	---	2,470,056	---	---	---	---
Foreign currency translation reserve	---	---	---	---	---	---	(101,237)	---	---	---
Cash dividends paid ($.17 per share)	---	---	---	---	---	(698,155)	---	---	---	---
Unrealized investment gain, net	---	---	---	---	---	---	(73,083)	---	---	---
Conversion of common stock - B to A	11,000	110	(11,000)	(110)	---	---	---	---	---	---
Repurchase of Class A common stock	---	---	---	---	---	---	---	---	10,631	(94,716)
Stock options	2,150	22	---	---	15,916	---	---	---	---	---
Issuance of stock under stock award plan, net	---	---	---	---	111,229	---	---	(214,445)	(47,795)	367,333
Amortization, net of tax	---	---	---	---	---	---	---	133,357	---	---
Forfeitures	---	---	---	---	1,456	---	---	2,686	1,446	(8,893)

Balance at May 1, 2004	2,482,221	$24,823	1,701,068	$17,011	$17,596,575	$25,739,405	$(2,306,420)	$(234,954)	74,054	$(567,562)

Ecology and Environment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)

Summary of Operations and Basis of Presentation

          The consolidated financial statements included herein have been prepared by Ecology and Environment, Inc., ("E & E" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information.  All such adjustments are of a normal recurring nature.  Although E & E believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations.  Therefore, these financial statements should be read in conjunction with the financial statements and the notes thereto included in E & E's 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The results of operations for the three month and nine month periods ended May 1, 2004 are not necessarily indicative of the results for any subsequent period or the entire fiscal year ending July 31, 2004.

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

          d.   Revenue recognition

          The majority of the Company's revenue is derived from environmental consulting work, with the balance derived from sample analysis (E & E Analytical Services Center) and aquaculture.  The consulting revenue is principally derived from the sale of labor hours.  The consulting work is performed under a mix of fixed price, cost-type, and time and material contracts.  Contracts are required from all customers.  Revenue is recognized as follows:

Contract Type	Work Type	Revenue Recognition Policy

Fixed Price	Consulting	Percentage of completion based on the ratio of total costs incurred to date to total estimated costs.

Cost-type	Consulting	Costs as incurred. Fixed fee portion is recognized using percentage of completion determined by the percentage of level of effort (LOE) hours incurred to total LOE hours in the respective contracts.

Time and Materials	Consulting	As incurred at contract rates.

Unit Price	Laboratory/ Aquaculture	Upon completion of reports (laboratory) and upon delivery and payment from customers (aquaculture).

         Substantially all of the Company's cost-type work is with federal governmental agencies and, as such, is subject to audits after contract completion.  Provisions for adjustments to the revenue accrued under these cost-type contracts are provided for on an annual basis based on past settlement history.  Government audits have been completed through fiscal year 1994 and are currently in process for fiscal years 1995-2001.  However, final rates have not been negotiated under these audits since 1989.  The majority of the balance in the allowance for contract adjustments accounts represent a reserve against possible adjustments for the fiscal years 1990-2003.

          Deferred revenue balances of $1.6 million and $11.2 million at May 1, 2004 and July 31, 2003, respectively, represent net advances received under the Saudi and Kuwait contracts.  Those advances are recognized against future progress billings over the respective contract periods.

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

          h.   Impairment of Long-Lived Assets

          The Company accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets."  SFAS No. 144 required that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable.  The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value.  The Company recognized an impairment loss of $5,007,364 ($3,010,005 net of tax) on its shrimp farm operations in FY 2003.  No impairment loss was recognized in fiscal year 2004 to date.

2.       Contract Receivables, net

	May 1, 2004	July 31, 2003

United States government -
Billed	$2,020,133	$2,955,118
Unbilled	3,891,251	4,040,740

	5,911,384	6,995,858

Industrial customers and state and municipal governments -
Billed	37,184,572	35,589,749
Unbilled	4,956,121	1,332,225

	42,140,693	36,921,974

Less allowance for contract adjustments	(3,399,751)	(3,225,496)

	$44,652,326	$40,692,336

          United States government receivables arise from long-term U.S. government prime contracts and subcontracts.  Unbilled receivables result from revenues which have been earned, but are not billed as of period-end.  The above unbilled balances are comprised of incurred costs plus fees not yet processed and billed; and differences between year-to-date provisional billings and year-to-date actual contract costs incurred and fees earned of approximately $286,000 at May 1, 2004 and $33,000 at July 31, 2003.  Management anticipates that the May 1, 2004 unbilled receivables will be substantially billed and collected within one year.  Included in the balance of receivables for industrial customers and state and municipal customers are receivables due under the contracts in Saudi Arabia and Kuwait of $23.9 million and $17.4 million at May 1, 2004 and July 31, 2003, respectively.  Within the above billed balances are contractual retainages in the amount of approximately $493,000 at May 1, 2004 and $496,445 at July 31, 2003.  Management anticipates that the May 1, 2004 retainage balance will be substantially collected within one year.  Included in other accrued liabilities is an additional allowance for contract adjustments relating to potential cost disallowances on amounts billed and collected in current and prior years' projects of approximately $1,729,488 at May 1, 2004 and July 31, 2003.  An allowance for contract adjustments is recorded for contract disputes and government audits when the amounts are estimatable.

          The contracts in Saudi Arabia are through the Company's majority owned (66 2/3%) subsidiary Ecology and Environment of Saudi Arabia Co., LTD. (EESAL). The Company has an agreement with its' minority shareholder to divide any profits in EESAL from the current contracts equally, and to pay to the minority shareholder a commission of 5% of the total contract values. The commission and additional profit sharing covers on-going representation in the Kingdom, logistical support including the negotiation and procurement of Saudi national personnel, facilities, equipment, licenses, permits, and any other support deemed necessary in the implementation and performance of the Saudi contracts. As of May 1, 2004 the Company has incurred expense of $1,497,000 ($606,000 for the first nine months of fiscal year 2004, $505,000 in fiscal year 2003 and $386,000 in fiscal year 2002) under the terms of this commission agreement.

3.       Line of Credit

          The Company maintains an unsecured line of credit available for working capital and letters of credit of $20 million with a bank at ½% below the prevailing prime rate.  A second line of credit has been established at another bank for up to $13.5 million exclusively for letters of credit.  At May 1, 2004 and July 31, 2003, respectively, the Company had letters of credit outstanding totaling $11,382,920 and $16,822,254, respectively.  The Company had outstanding borrowings for working capital of $1,700,000 at May 1, 2004 and $0 at July 31, 2003.

          The Company has re-negotiated its covenants under its bank line of credit agreements and is in compliance with all such covenants at May 1, 2004.

4.       Long-Term Debt and Capital Lease Obligations

          Debt inclusive of capital lease obligations at May 1, 2004 and July 31, 2003 consist of the following:

		May 1, 2004	July 31, 2003

Bank overdraft (a)	$	---	$2,149,624
Various bank loans and advances at interest rates ranging from 10% to 14 ½ %		323,190	220,545
Capital lease obligations at varying interest rates averaging 12%		239,740	145,143

		562,930	2,515,312

Less: current portion of debt		(307,382)	(2,311,993)
current portion of lease obligations		(71,431)	(66,233)

Long-term debt and capital lease obligations		$184,117	$137,086

          (a)  Consists of an interest free overdraft in a foreign bank account which was eliminated by subsequent deposits in the amount of $2.9 million several days after fiscal year end.

          The aggregate maturities of long-term debt and capital lease obligations at May 1, 2004 and July 31, 2003 are as follows:

	May 1, 2004	July 31, 2003

FY 2004	$198,022	$2,378,226
FY 2005	211,075	93,568
FY 2006	51,992	43,518
FY 2007	21,504	---
FY 2008	21,504	---
After 2008	58,833

	$562,930	$2,515,312

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

Reportable segments for the nine months ended May 1, 2004 are as follows:

			Aquaculture

	Consulting	Analytical	Continued	Discontinued			Elimination	Total

Net revenues from external customers (1)	$63,792,552	$4,080,264	$30,660	$	---	$	---	$67,903,476
Intersegment net revenues	716,608	---	---		---		(716,608)	---

Total consolidated net revenues	$64,509,160	$4,080,264	$30,660	$	---		$(716,608)	$67,903,476

Depreciation expense	$730,568	$411,031	$41,604	$	---	$	---	$1,183,203
Segment profit (loss) before income
taxes and minority interest	5,857,656	(770,011)	(105,357)		(281,258)		---	4,701,030
Segment assets	59,610,029	9,366,000	515,000		49,000		---	69,540,029
Expenditures for long-lived assets – gross	1,309,687	72,828	---		---		---	1,382,515

Geographic Information:
	Net	Long-Lived
	Revenues (1) (2)	Assets

United States	$42,935,476	$26,194,586
Foreign Countries	24,968,000	973,000

(1)   Net revenue of $14,638 from discontinued operations (sale of remaining inventory and miscellaneous supplies) is excluded from this table.
(2)   Net revenues are attributed to countries based on the location of the customers.  Net revenues in foreign countries includes $12.2 million in Saudi Arabia and $8.9 million  in Kuwait.

Reportable segments for the nine months ended April 26, 2003 are as follows:

			Aquaculture

	Consulting	Analytical	Continued	Discontinued			Elimination	Total

Net revenues from external customers (1)	$60,689,514	$3,942,968	$4,831	$	---	$	---	$64,637,313
Intersegment net revenues	1,355,287	---	---		---		(1,355,287)	---

Total consolidated net revenues	$62,044,801	$3,942,968	$4,831	$	---		$(1,355,287)	$64,637,313

Depreciation expense (1)	$596,874	$316,002	$41,604	$	---	$	---	$954,480
Segment profit (loss) before income
taxes and minority interest	5,791,120	(164,855)	(135,576)		(2,072,498)		---	3,418,191
Segment assets	64,412,421	8,151,000	656,472		5,539,460		---	78,759,353
Expenditures for long-lived assets – gross	413,119	565,331	---		---		---	978,450

Geographic Information:
	Net	Long-Lived
	Revenues (1) (2)	Assets

United States	$45,392,062	$24,708,724
Foreign Countries	19,245,251	780,000

(1)   Net revenue of $1,007,749 and depreciation expense of  $178,610 from discontinued operations is excluded from this table.
(2)   Net revenues are attributed to countries based on the location of the customers.  Net revenues in foreign countries includes $7.7 million in Saudi Arabia and $7.6 million in Kuwait.

8.       Subsequent Event

          On May 3, 2004 the Company's sixty-percent owned subsidiary, Walsh Environmental Scientists and Engineers, LLC (Walsh), acquired a sixty-percent interest in Gustavson Associates, LLC (GAL).  Walsh paid $150,000 for its interest in GAL.  GAL is an independent oil and minerals consultancy providing services to banks, investors, government agencies and industrial clients around the world.  GAL had sales revenue of approximately $1.3 million for each of the prior two years.  Walsh is currently obtaining independent valuations to determine opening balance sheet values.  Walsh will consolidate the balance sheet and operating results of GAL with its own beginning in the fourth quarter of fiscal year 2004.  Walsh's consolidated financial statements are consolidated with the Company's.

9.       Transfer of Ownership Interest in Ecology and Environment do Brasil Ltda.

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

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

        At May 1, 2004 the Company had a working capital balance of $28.0 million, up $570,000 from the $27.5 million balance reported at July 31, 2003.  Cash and cash equivalents decreased $4.9 million due to a $1.9 million decrease in accounts payable along with a $2.0 million decrease in the current portion of long-term debt.  The decrease in the current portion of long-term debt was due to the receipt of deposits to offset the $2.1 million bank overdraft recorded in July 2003.  Investment securities decreased $3.9 million as a result of the sale of securities to meet Company cash flow needs.  Contracts receivable increased $3.9 million.  As of May 31, 2004 the Company has receivables outstanding on the Saudi and Kuwait contracts of $11.6 and $12.3 million respectively.  Net advances on these contracts at May 1, 2004 are $1.6 million, which are backed by letters of credit.  These advances, shown as deferred revenue, have decreased $6.9 million due to work performed on these contracts during the first nine months of fiscal year 2004.  The Company had outstanding borrowings for working capital of $1,700,000 at May 1, 2004.

        The Company maintains an unsecured line of credit of $20.0 million with a bank at ½% below the prevailing prime rate.  A second line of credit is available at another bank for up to $13.5 million, exclusively for letters of credit.  The Company has outstanding letters of credit (LOC’s) at May 1, 2004 in the amount of $11.4 million.  These LOC’s were obtained to secure advance payments and performance guarantees for contracts in the Middle East.  After LOC’s and short-term borrowings of $1.7 million, there are no outstanding borrowings under the lines of credit and there is $4.8 million of line still available for LOC's and $15.6 million available for unsecured borrowings at May 1, 2004.  There are no significant additional working capital requirements pending at May 1, 2004.

Contractual Obligations

	Payments Due by Period

Contractual Obligations	Total	Less than 1 year	1-3 years		3-5 years		More than 5 years

Long-Term Debt Obligations	$323,190	$307,382	$15,808	$	---	$	---
Capital Lease Obligations	239,740	71,431	87,972		43,008		37,329
Operating Lease Obligations (1)	4,407,344	1,855,925	2,357,707		193,712		---
Purchase Obligations (2)	150,000	150,000	---		---		---
Other Long-Term Liabilities (3)	1,559,365	505,214	1,054,151		---		---

Total	$6,679,639	$2,889,952	$3,515,638		$236,720		$37,329

(1) Represents rents for office and warehouse facilities
(2) Consists of commitment to purchase 60% of Gustavson Associates, LLC – refer to Subsequent Event footnote in accompanying financial statements.
(3) Consists of Deferred Revenue on the Saudi Arabia and Kuwait contracts

Results of Operations

 Net Revenue

        Net revenues for the third quarter of fiscal year 2004 were $24.7 million, compared to the $24.2 million reported in the third quarter of fiscal year 2003.  The increase in net revenues for the third quarter was attributable to an increase in work from the Company’s contracts in Saudi Arabia and Kuwait.  Third quarter net revenues from the work in Saudi Arabia and Kuwait increased 49% to $7.9 million.  Offsetting this increase were decreases in the Company’s commercial and Department of Defense (DOD) sectors.  The Company reported commercial net revenues for the third quarter of fiscal year 2004 of $1.7 million, down 63% from the $4.6 million reported in the third quarter of fiscal year 2003.  This decrease in commercial net revenues is the result of the completion of a major pipeline project in early fiscal year 2004.  Net revenues reported for DOD clients were $3.2 million for the third quarter of fiscal year 2004, down 27% from the $4.4 million reported in the third quarter of fiscal year 2003.  The decrease in DOD net revenues is due primarily to a decrease of work with the Navy Atlantic Division and at the Mountain Home AFB

        Net revenues for the third quarter of fiscal year 2003 were $24.2 million, up 35% from the $17.9 million reported in third quarter of fiscal year 2002.  The increase in net revenues was achieved across a broad range of customers.  The Company’s contracts in Saudi Arabia and Kuwait together with increases in net revenues from various commercial and US Department of Defense (DOD) clients accounted for the majority of the increase.  The Saudi and Kuwait contracts reported increased net revenues for the third quarter of fiscal year 2003 of $1.1 million and $1.0 million respectively.  The Company reported commercial net revenues for the third quarter of fiscal year 2003 of $4.6 million, up 156% from the $1.8 million reported in the third quarter of fiscal year 2002.  This increase is mainly attributable to the increase in work on pipeline projects.  Net revenues reported for DOD clients were $4.4 million for the third quarter of fiscal year 2003, up 52% from the $2.9 million reported in the third quarter of fiscal year 2002.  The increase in DOD net revenues is due primarily to projects with the Navy Atlantic Division, USACE Kansas City, USACE Albuquerque and a new contract at the Mountain Home AFB.

Income From Continuing Operations Before Income Taxes and Minority Interest

The Company’s income from continuing operations before income taxes and minority interest for the third quarter of fiscal year 2004 was $1.7 million, down 11% from the $1.9 million reported in the third quarter of the prior year.  The Company has continued to work on the Middle Eastern contracts in Saudi Arabia and Kuwait, including a significant inflow of lab work from Kuwait for the Company’s Analytical Services Center (ASC) during the third quarter of fiscal year 2004.  The ASC reported an operating income of $133,000 for the third quarter of fiscal year 2004 compared to operating income of $42,000 for the third quarter of the prior year.  Indirect expenses have increased as the Company continues business development efforts in the homeland security and international markets.  The Company has increased the ASC marketing staff to help broaden the commercial market base for the ASC.  During the third quarter of fiscal year 2004, a gain of $200,000 was recorded on the sale of investment securities.

The Company’s income before income taxes and minority interest for the third quarter of fiscal year 2003 was $1.9 million, up 46% from the $1.3 million reported in the third quarter of fiscal year 2002.  The increase in income before taxes and minority interest was mainly attributable to continued success at increasing efficiencies and obtaining higher margin work.  The Company’s Analytical Services Center (ASC) reported operating income of $42,000 for the third quarter of fiscal year 2003 compared to an operating loss of $302,000 for the third quarter of fiscal year 2002.  The ASC has benefited from additional sales revenue or approximately $900,000 under the Kuwait contract and improved production efficiencies due to utilization of new equipment and testing methods.  The Company’s subsidiaries, excluding the Shrimp Farm, reported an increasein income before income taxes and minority interest of $136,000 for the third quarter of fiscal year 2003.

Discontinued Operations

During the fourth quarter of fiscal year 2003, the Company made the decision to discontinue its Costa Rican shrimp farm operation, Frutas Marinas S.A.  The farm had failed to achieve planned production estimates.  Operations management was unable to control repeated outbreaks of disease, primarily White Spot Syndrome Virus resulting in repeated operating losses for the last three years all amid depressed selling prices for the shrimp.  The Company made the decision to terminate operations at its Board of Directors’ meeting in July 2003 and has embarked on a program to liquidate the assets within one year.  In accordance with Financial Accounting Standards No 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviewed the assets of Frutas Marinas S.A. to determine the extent of the impairment loss in the carrying value of the assets.  The Company has estimated the fair value of its assets based on an appraisal of the property for general farm use (the predominate land use surrounding the farm) due to the anticipated difficulty in selling the property as a shrimp farm operation.  As a result, the Company recognized an impairment loss on discontinued operations of $5,007,364 ($3,010,005 net of tax) during the fourth quarter of fiscal year 2003.  During the third quarter of fiscal year 2004, the shrimp farm reported a loss before taxes of $79,000.  Although not expected to be significant, expenses will continue to be necessary for overall farm security, maintenance and upkeep.  As of May 1, 2004 the shrimp farm operation is still being held for sale.

The shrimp farm operation reported a loss before taxes of $643,000 for the third quarter of fiscal year 2003, an increased loss of $161,000 from the prior year.

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

Changes in Corporate Entities

On May 3, 2004 the Company’s sixty-percent owned subsidiary, Walsh Environmental Scientists and Engineers, LLC (Walsh), acquired a sixty-percent interest in Gustavson Associates, LLC (GAL).  Walsh paid $150,000 for its interest in GAL.  GAL is an independent oil and minerals consultancy providing services to banks, investors, government agencies and industrial clients around the world.  GAL had sales revenue of approximately $1.3 million for each of the prior two years.  Walsh is currently obtaining independent valuations to determine opening balance sheet values.  Walsh will consolidate the balance sheet and operating results of GAL with its own beginning in the fourth quarter of fiscal year 2004.  Walsh’s consolidated financial statements are consolidated with the Company’s.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

          The Company may have exposure to market risk for change in interest rates, primarily related to its investments.  The Company does not have any derivative financial instruments included in its investments.  The Company invests only in instruments that meet high credit quality standards.  The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk.  As May 1, 2004, the Company's investments consisted of short-term commercial paper and mutual funds.  The Company does not expect any material loss with respect to its investments.

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

PART 2 - OTHER INFORMATION

Item 1.   Legal Proceedings

          The Registrant has no information for Item 1 that is required to be presented.

Item 2.   Changes in Securities and Use of Proceeds

          The Registrant has no information for Item 2 that is required to be presented.

Item 3.   Defaults Upon Senior Securities

          The Registrant has no information for Item 3 that is required to be presented.

Item 4.   Submission of Matters to a Vote of Security Holders

          The Registrant has no information for Item 4 that is required to be presented.

Item 5.   Other Information

          The Registrant has no information for Item 5 that is required to be presented.

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
                   31.2     Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
                   32.1     Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
                   32.2     Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b)   Registrant filed one report on Form 8-K during the third quarter ended May 1, 2004.  That report was filed on March 17, 2004 and reported the Company's results of operations and financial condition for its second quarter ending January 31, 2004.

SIGNATURE

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ecology and Environment, Inc.

Date: June 15, 2004	/s/ RONALD L. FRANK RONALD L. FRANK EXECUTIVE VICE PRESIDENT CHIEF FINANCIAL OFFICER (PRINCIPAL FINANCIAL ACCOUNTING OFFICER)