Form 10-K
period 2004-07-31
ECOLOGY & ENVIRONMENT INC
filed 2004-10-29
CIK 809933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

(	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2004
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

Securities registered pursuant to Section 12(b) of the Act.

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
Yes   !       No   (

Exhibit Index on Page 43

            As of September 30, 2004, 2,444,445 shares of the registrant's Class A Common Stock, $.01 par value (the "Class A Common Stock") were outstanding, and the aggregate market value (based on the closing price as quoted by the American Stock Exchange on September 30, 2004) of the Class A Common Stock held by non-affiliates of the registrant was approximately $21,547,665.  As of the same date, 1,643,045 shares of the registrant's Class B Common Stock, $.01 par value ("Class B Common Stock") were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

            Portions of the Registrant's Registration Statement on Form S-1, as amended by Amendment Nos. 1 and 2 (Registration No. 33-11543) as well as portions of the Company's Form 10-K for fiscal years ending July 31, 2002 and 2003 are incorporated by reference in Part IV of this Form10-K.

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

The Company employs over 75 separate disciplines embracing the physical, biological, social and health sciences.  The Company was incorporated in February 1970.  Its principal offices are located at 368 Pleasant View Drive, Lancaster, New York and its telephone number is 716-684-8060.

START Contracts

In December 2000, the United States Environmental Protection Agency ("EPA") awarded the Company three (3) regional Superfund Technical Assessment and Response Teams ("START") contracts to provide technical expertise in support of its hazardous waste spill response, removal and prevention programs in the eastern and western United States.  The Company is required to provide round the clock assistance to the EPA at spill sites within the eastern and western United States and, in certain instances, may be required to respond to an emergency in other areas of the country.  The START contracts are a combination of fixed price and cost plus fixed fee contracts.

The total contract value of the three (3) START contracts, if the EPA exercises all options within each of them, was approximately $89 million.  The base value of the three (3) START contracts over five years was approximately $26.0 million.  The EPA can exercise any number of options covering additional years or increased quantities over each of the contracts' five year terms expiring in December 2005. The Company, as of July 31, 2004, has realized total net revenues of approximately $37.3 million under these contracts.

These contracts contain termination provisions under which the EPA may, without penalty, terminate the contract upon written notice to the Company.  In the event of termination, the Company would be paid only termination costs in accordance with the contract. The Company has never had a contract terminated by the EPA.

Saudi Arabia/Kuwait Contracts

The Company has provided assistance to the Kingdom of Saudi Arabia and the State of Kuwait since 1995 in support of environmental damage claims filed by these countries with the United Nations Compensation Commission (UNCC) resulting from Iraqi aggression during the 1991 Gulf War.  On October 30, 2001, the Company through its majority-owned Saudi subsidiary secured a significant expansion of an existing contract with Saudi Arabia (2001 Oversight Contract) and through a majority-owned domestic subsidiary entered into three new contracts with Kuwait.  The contract for work with Saudi Arabia provides for the oversight and supervision of the implementation of monitoring and assessment studies to determine the extent of damage to marine, coastal and terrestrial resources.  The contracts for work with Kuwait provide for conducting terrestrial and coastal monitoring and assessment studies as well as the establishment and operation of an environmental laboratory in Kuwait.  The 2001 Oversight Contract with Saudi Arabia was a time and materials contract for approximately $22.8 million of net revenue and covered a 30 month period ended April 30,2004.  The three fixed price contracts with Kuwait are for a period of five years and total approximately $29 million of expected net revenues.  However, the laboratory fixed price contract in Kuwait contains a time and materials portion that could yield an additional $10.0 million of net revenue.  On September 21, 2002, the Company's majority-owned Saudi subsidiary secured a second contract in Saudi Arabia.  This contract is a $19 million fixed price agreement for a five-year period with the Kingdom of Saudi Arabia for the Implementation of the Public Health Claim Studies.  These studies will support the Kingdom's claims to be filed with the UNCC. In June 2004, E&E signed an additional contract with the Kingdom of Saudi Arabia in the amount of $2.4 million for fifth installment preplanning work, bringing the total contract work in Saudi Arabia to a total of $44.2 million of expected revenues ($41.4 of net revenues). It is anticipated that the contract for fifth installment preplanning work will be substantially complete by December 2004.  The Company, as of July 31, 2004, has recognized net aggregate revenues of approximately $35.0 and $24.0 million from the Saudi and Kuwait contracts, respectively.

The contracts in Saudi Arabia are through the Company's majority owned (66 2/3%) subsidiary Ecology and Environment of Saudi Arabia Co., LTD. (EESAL). The Company has an agreement with the other minority shareholder of EESAL to divide any profits in EESAL from the current contracts equally, and to pay to the minority shareholder a commission of 5% of the total contract values. The commission and additional profit sharing covers on-going representation in the Kingdom, logistical support including the negotiation and procurement of Saudi national personnel, facilities, equipment, licenses, permits, and any other support deemed necessary in the implementation and performance of the Saudi contracts. As of July 31,2004 the Company has incurred expense of $1,835,000 ($944,000 in fiscal year 2004, $505,000 in fiscal year 2003 and $386,000 in fiscal year 2002) under the terms of this commission agreement.

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

Deferred revenue balances at July 31, 2004 represent net advances received under the Saudi and Kuwait contracts.  The Company has received $3.4 million of advances under the Saudi contracts, of which $198,000 is still remaining and $12.4 million of advances under the Kuwait contracts of which $1.0 million is still remaining.   Deferred revenue is recognized as earned over the respective contract periods.

Task Order Contracts

The Company has numerous task order contracts with state and federal governmental agencies which contain indefinite order quantities and/or option periods ranging from two to ten years.  The maximum potential gross revenues included in these contracts is approximately $232.0 million.  Work done under task orders run the full range of services provided by EEI from risk management plans; to air quality control; to groundwater monitoring; to hazardous materials (HAZMAT) response plans; to solid waste management; and to strategic information management and database support.

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

EEI has provided science and environmental engineering expertise at high-profile disasters and incidents including large oil spills in United States waterbodies; dioxin contamination in the Midwest; Anthrax threats in the United States in 2002; the 1991Gulf War oil fires in Kuwait; and the September 11, 2001 terrorist attacks.  In addition to emergency response, the Company also provides critical training to first responders in nuclear, biological, and chemical/counter-terrorism and in HAZMAT identification, response and remediation; develops standard operating procedures for health and safety at hazardous sites; assesses sites and potential for danger; and develops prevention/preparedness/outreach activities.

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

Power

With the deregulation of certain sectors of the power industry and the electrical supply shortage of 2001, there is a rapidly increasing demand for new power plants.  Companies that can quickly permit new power generation capacity are poised to reap the benefits of the power market's remarkable revitalization, both domestically and abroad.  EEI has specialized in providing comprehensive environmental services for the power industry since the Company's inception.  The Company has experience with licensing requirements and processes worldwide and conducts comprehensive site selection programs which include assessment of engineering constraints such as the location and availability of fuel and cooling water as well as grid interconnection and transmission issues; and assessment of environmental issues such as air quality, water quality, terrestrial and aquatic vegetation and wildlife, and cultural heritage.  For existing energy facilities, EEI has completed over 100 due diligence audits.  The Company also helps power companies meet the daily regulatory requirements for power generation and/or transmission.

 Liquefied Natural Gas (LNG)

The increased domestic demand for clean burning natural gas combined with acceleration of worldwide development of stranded gas reserves, has increased the need for new and expanded LNG export and import facilities. Project developers rely on EEI for essential environmental support services, because of the Company’s extensive experience in addressing key siting, environmental permitting, engineering, safety, and regulatory elements associated with planning, design and operation of LNG liquefaction and regasification facilities. EEI has conducted environmental and safety studies for LNG facilities in the United States, Canada, Bahamas, Norway, Trinidad, and Indonesia.  The studies have involved analyses of oceanographic, navigational, and meteorological conditions to determine whether access by LNG tankers would be feasible and safe, and whether operation of the facilities would be uninterrupted.  In addition, EEI has studied the compatibility of LNG facilities with the present and projected uses of waterways and adjacent lands, the potential risks to the general public near prospective sites, and the potential effects of facility construction and operation on terrestrial and aquatic ecosystems.

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

International

EEI has over 20 years experience in international work.  The Company now has partners in over 30 countries and has completed over 15,000 major environmental assignments in over 67 countries worldwide.  Assignments completed are in fields such as environmental assessment; management and financial planning; institutional strengthening and standards development; water supply and development; wastewater treatment; and solid waste project construction supervision.  The Company also has extensive experience working with international lending institutions such as the Asian Development Bank and the World Bank.  For the fiscal years ending July 31, 2004, 2003 and 2002 the net aggregate revenues from international work amounted to $33.7 million, $30.3 million and $22.8 million, respectively.

Analytical Laboratory Services

The Company provides analytical testing services to industrial and government customers who require accurate measurements to identify and monitor existing hazardous waste sites.  The Company's laboratory analyzes waste, soil, sediment, air tissue and potable and non-potable water using state of the art computer controlled instrumentation.  The Company also is certified to perform environmental testing services for branches of the U.S. military and a number of state agencies.

Aquaculture

The Company owns an aquaculture shrimp facility (Frutas Marinas, S.A.) in the province of Puntarenas on the Pacific coast of Costa Rica.  The facility includes 400 hectares of land of which 193 hectares is shrimp aquaculture ponds.  The Company decided to discontinue the operation in July 2003 and has recognized an impairment loss in discontinued operations in fiscal year 2003.  The remaining assets of the shrimp farm are currently classified as assets of discontinued operations held for sale.  See Item 7, Management Discussion and Analysis and Note 19 in the Notes to Consolidated Financial Statements.

The Company also owns the assets of a fish farm located in Jordan.  The farm is located on the banks of the Jordan River 120 kilometers north of Amman.  The assets were purchased in July 2001 through a newly formed entity, American Arab Aquaculture Company  (AMARACO), of which EEI owns 51%.  AMARACO has invested approximately $500,000 to upgrade the farm's infrastructure, production methods, and species selection.  The Company has recognized an impairment loss of $442,000 ($139,000 net of minority interest and taxes) in fiscal year 2004 for the long-lived assets of AMARACO.  See Item 7,  Management Discussion and Analysis, and Note 20 in the Notes to Consolidated Financial Statements.

Segment Reporting

The Company has three reportable segments:  consulting services, analytical laboratory services, and aquaculture.  Refer to the Company's financial statements for fiscal year 2004 contained in Item 8 hereof for additional pertinent information on the Company's segments.

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

The Comprehensive Environmental Response, Compensation, And Liability Act Of 1980, As Amended ("CERCLA", "Superfund" or the "Superfund Act")

CERCLA is a remedial statute which generally authorizes the Federal government to order responsible parties to study and clean up inactive hazardous substance disposal sites, or, to itself undertake and fund such activities.  This legislation has four basic provisions:  (i) creation of an information gathering and analysis program; (ii) grant of federal authority to respond to emergencies associated with contamination by hazardous substances, and to clean up sites contaminated with hazardous substances; (iii) imposition of joint, several, and strict liability on persons connected with the treatment or disposal of hazardous substances which results in a release or threatened release into the environment; and (iv) creation of a Federally managed trust fund to pay for the clean up and restoration of sites contaminated with hazardous substances when voluntary clean-up by responsible parties cannot be accomplished.  The President signed into law legislation transferring funds into the Hazardous Substances Superfund with disbursements available after September 1, 2000.

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

Clean Air Act

In 1990, comprehensive changes were made to the Clean Air Act which fundamentally redefined the regulation of air pollutants.  The Clean Air Act Amendments of 1990 created a flurry of federal and state regulatory initiatives and industry responses which require the development of detailed inventories and risk management plans, as well as the acquisition of facility wide, rather than source specific, air permits.  Complementary changes have also been integrated into the RCRA Boilers and Industrial Furnace ("BIF") regulatory programs calling for upgraded air emission controls, more rigorous permit conditions and the acquisition of permits and/or significant permit modifications.  The Company assists public and private clients in the development of air permitting strategies and the preparation of permit applications.  EEI also prepares the technical studies and engineering documents (e.g., air modeling, risk analysis, design drawings) necessary to support permit applications.

Safe Drinking Water And Clean Water Acts ("SDWA")

The SDWA of 1996 and recent regulatory changes under the Clean Water Act (CWA) work together in order to ensure that the public is provided with safe drinking and recreational waters by utilizing watershed approaches and applying similar principles (Total Maximum Daily Load, National Pollution Discharge Elimination System, Source Water Assessment Program, Storm Water Program).  Thus, they supplement and help one another more effectively reach each other's goals.  The Company assists public and private clients in developing and establishing pollution prevention programs, assisting clients in monitoring ground, waste and stormwater systems, and help clients with water permitting and compliance issues.

Other

The Company's operations are also influenced by other federal, state, and international laws and regulations protecting the environment.  In the U.S. market, other regulatory rules and provisions that influence Company operations, in addition to those discussed above, are the Atomic Energy Act (AEA), and the Oil Pollution Control Act (OPA).  Examples of services provided by the Company as a result of these laws include the development of spill prevention control and emergency prevention procedures, as well as countermeasure plans for various facilities potentially affecting human health and the environment. Related laws such as the Occupational Safety and Health Act, which regulates exposures of employees to toxic chemicals and other physical agents in the workplace, also have a significant impact on EEI operations. An example is the process safety regulation issued by the Occupational Safety and Health Administration ("OSHA") which requires safety and hazard analysis and accidental release contingency planning activity to be performed if certain chemicals are used in the work place.

Internationally, since many overseas markets remain "undeveloped" when compared with that of the United States and other Western countries, the Company's expanding operations in these markets are primarily influenced by environmental laws focusing on infrastructure, development, and planning related activities.

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

Backlog

The Company's firm backlog of uncompleted projects and maximum potential gross revenues from indefinite task order contracts, at July 31, 2004 and 2003 were as follows:

	(Millions of $)
	Fiscal Year	Fiscal Year
	Ended 7/31/04	Ended 7/31/03

Total firm backlog	$40.5	$72.4

Anticipated completion of firm backlog in next twelve months	23.3	62.4

Maximum potential gross revenues from task order contracts	178.3	232.0

The above maximum figures include $52 million of potential revenue backlog attributable to the options under the START contracts.  This backlog includes a substantial amount of work to be performed under contracts which contain termination provisions under which the contract can be terminated without penalty upon written notice to the Company.  The likelihood of obtaining the full value of the task order contracts cannot be determined at this time.

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

Employees

As of July 31, 2004, the Company, including subsidiaries, had approximately 930 employees.  The majority of the employees hold bachelor's degrees and/or advanced degrees in such areas as chemical, civil, mechanical, sanitary, soil, structural and transportation engineering, biology, geology, hydrogeology, ecology, urban and regional planning and oceanography.  The Company's ability to remain competitive will depend largely upon its ability to recruit and retain qualified personnel.  None of the Company's employees is represented by a labor organization and employee relations are good.

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

One of the Company's majority owned subsidiaries is a co-defendant in a lawsuit connected to work performed on a remediation project at a mine site.  The plaintiffs have filed for damages of approximately $35 million.  The subsidiary maintains a $6 million insurance policy applicable to this claim.  The insurance company is defending the claim.  At this time the case is in the beginning stages of discovery and the trial is not scheduled to begin until November 2005.  The subsidiary company intends to vigorously defend this case.

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

FISCAL 2004
	High	Low

First Quarter (commencing August 1, 2003-November 1, 2003)	$11.25	$9.40
Second Quarter (commencing November 2, 2003-January 31, 2004)	10.29	9.40
Third Quarter (commencing February 1, 2004-May 1, 2004)	11.52	9.75
Fourth Quarter (commencing May 2, 2004-July 31, 2004)	10.59	8.63

FISCAL 2003
	High	Low

First Quarter (commencing August 1, 2002-October 26, 2002)	$10.30	$8.70
Second Quarter (commencing October 27, 2002-January 25, 2003)	9.00	7.75
Third Quarter (commencing January 26, 2003-April 26, 2003)	8.50	7.25
Fourth Quarter (commencing April 27, 2003-July 31, 2003)	10.04	8.35

Approximate Number of Holders of Class A Common Stock.  As of September 30, 2004, 2,444,445 shares of the Company's Class A Common Stock were outstanding and the number of holders of record of the Company's Class A Common Stock at that date was 439.  The Company estimates that it has a significantly greater number of Class A Common Stock shareholders because a substantial number of the Company's shares are held in street name.  As of the same date, there were 1,643,045 shares of the Company's Class B Common Stock outstanding and the number of holders of record of the Class B Common Stock at that date was 62.

Dividends.  In the fiscal years ended July 31, 2003 and 2004 the Company declared and paid two cash dividends totaling $.33 and $.34 per share of common stock, respectively.  The amount, if any, of future dividends remains within the discretion of the Company's Board of Directors and will depend upon the Company's future earnings, financial condition and requirements and other factors as determined by the Board of Directors.

The Company's Certificate of Incorporation provides that any cash or property dividend paid on Class A Common Stock must be at least equal to the cash or property dividend paid on Class B Common Stock on a per share basis.

Equity Compensation Plan Information as of July 31, 2004:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights.	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by securities holders: 1986 Incentive Stock Option Plan	20,450	$7.96	----
2003 Stock Award Plan	----	----	152,205
Equity compensation plans not approved by securities holders:
1998 Stock Award Plan	---	---	---

Total	20,450	---	152,205

Refer to Note 9 to Consolidated Financial Statements set forth in Part IV of this Annual Report on Form 10-K for more information on the Equity Compensation Plans.

(b)   Not Applicable

(c)   Purchased Equity Securities.  The following table summarizes the Company's purchases of its common stock during the quarter ended July 31, 2004.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

May 1, 2004 - May 31, 2004	1,900	$9.93	1,900	91,329
June 1, 2004 - June 30, 2004	1,600	$9.66	1,600	89,729
July 1, 2004 - July 31, 2004	10,195	$8.95	10,195	79,534

Total	13,695	$9.17	13,695

(1)   The Company purchased 13,695 shares of its Class A common stock during the fourth quarter of its fiscal year ended July 31, 2004 pursuant to a 200,000 share repurchase program approved at the October 26, 2000 Board of Directors meeting.  The purchases were made in open-market transactions.

Item 6.   SELECTED CONSOLIDATED FINANCIAL DATA

             The financial statements presented below have been reclassified to give retroactive effect to the FY 2003 discontinuance of the Company's shrimp farm operations.  See note No. 19 to the Notes to Consolidated Financial Statements for additional information.

	Year ended July 31,

	2004	2003	2002	2001	2000

	(In thousands, except per share amounts)

Operating data:

Gross revenues	$110,623	$116,214	$85,862	$75,411	$75,088
Net revenues	89,501	87,771	73,408	73,148	69,155
Income from operations	6,386	7,679	5,017	4,472	1,745
Income from continuing operations before
income taxes and minority interest	6,000	7,421	5,146	4,850	2,155

Net income from continuing operations	$2,632	$3,790	$3,125	$2,558	$1,161
Net loss from discontinued operations	(231)	(4,992)	(1,716)	(663)	(382)

Total net income (loss)	$2,401	$(1,202)	$1,409	$1,895	$779

Net income (loss) per common share: basic
Continuing operations	$0.66	$0.95	$0.77	$0.62	$0.30
Discontinued operations	(0.06)	(1.25)	(0.42)	(0.16)	(0.10)

Total net income (loss) per common share: basic	$0.60	$(0.30)	$0.35	$0.46	$0.20

Net income (loss) per common share: diluted
Continuing operations	$0.65	$0.94	$0.77	$0.62	$0.30
Discontinued operations	(0.06)	(1.23)	(0.42)	(0.16)	(0.10)

Net income (loss) per common share: diluted	$0.59	$(0.29)	$0.35	$0.46	$0.20

Cash dividends declared per common share
Basic and Diluted	$0.34	$0.33	$0.32	$0.32	$0.32

Weighted average common shares outstanding:
Basic	3,985,716	3,996,796	4,069,848	4,103,740	3,968,500
Diluted	4,041,242	4,050,385	4,072,694	4,103,740	3,968,500

	Year Ended July 31,

	2004	2003	2002	2001	2000

	(In thousands, except per share amounts)

Balance sheet data:

Working capital	$27,480	$27,479	$30,268	$24,019	$24,714

Total assets	62,504	76,382	74,471	57,686	53,449

Long-term debt	336	137	---	40	58

Shareholders' equity	39,383	38,378	41,294	42,338	42,336

Book value per share:
Basic	$9.88	$9.60	$10.15	$10.31	$10.67
Diluted	$9.75	$9.48	$10.14	$10.31	$10.67

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

At July 31, 2004 and July 31, 2003 the Company had a working capital balance of $27.5 million.  Cash and cash equivalents decreased $2.3 million due to a $1.7 million decrease in other accrued liabilities, a $2.1 million decrease in the current portion of long-term debt, and a $1.1 million decrease in other current assets.  The decrease in the current portion of long-term debt was due to the receipt of deposits to offset the $2.1 million bank overdraft recorded in July 2003.  Investment securities decreased $3.9 million as a result of the sale of securities to meet Company cash flow needs.  Contracts receivable decreased $4.3 million.  As of July 31, 2004 the Company has receivables outstanding on the Saudi and Kuwait contracts of $9.8 and $6.4 million respectively.  Total net advances on these contracts at July 31, 2004 are $1.2 million, which are backed by letters of credit.  The current portion of these advances, shown as deferred revenue, decreased $6.6 million due to work performed on these contracts during fiscal year 2004.

The Company maintains an unsecured line of credit of $20.0 million with a bank at ½% below the prevailing prime rate.  A second line of credit is available at another bank for up to $13.5 million, exclusively for letters of credit.  The Company has outstanding letters of credit (LOC’s) at July 31, 2004 in the amount of $8.8 million.  These LOC’s were obtained to secure advance payments and performance guarantees for contracts in the Middle East.  Excluding LOC’s there are no outstanding borrowings under the lines of credit and there is $24.7 million of line still available at July 31, 2004.  There are no significant additional working capital requirements pending at July 31, 2004.  The Company believes that cash flows from operations and borrowings against the line of credit will be sufficient to cover all working capital requirements for fiscal year 2005.

Contractual Obligations

	Payments due by period

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt Obligations	$381,587	$195,196	$37,330	$37,514	$111,547
Capital Lease Obligations	221,403	71,401	71,795	43,008	35,199
Operating Lease Obligation (1)	6,618,722	2,796,260	2,951,563	870,899	---
Other Long-Term Liabilities (2)	1,194,219	739,679	454,540	---	---

Total	$8,415,931	$3,802,536	$3,515,228	$951,421	$146,746

(1) Represents rents for office and warehouse facilities
(2) Consists of Deferred Revenue on the Saudi Arabia and Kuwait contracts

Results of Operations

Net Revenue

Fiscal Year 2004 vs. 2003

Net revenues for the fiscal year ended July 31, 2004 were $89.5 million, up 2% from the $87.8 million reported in fiscal year 2003.  Net revenues for the fourth quarter of fiscal year 2004 were $21.6 million, down 12% from the $24.5 million reported in fiscal year 2003.  The Company’s contracts in Saudi Arabia accounted for the majority of the annual increase.  The work in Saudi Arabia increased from $11.4 million to $16.9.  The Company also signed a $2.4 million contract for fifth installment preplanning work during the fourth quarter of fiscal year 2004.  Net revenues reported for Commercial clients were $8.6 million, down 38% from the $13.8 million reported in fiscal year 2003.  This was attributable to the completion of a major contract in the energy industry.  Net revenues reported for the U.S. Department of Defense (DOD) clients were $12.4 million for fiscal year 2004, down 19% from the $15.2 million reported in fiscal year 2003 due to a reduction of funding for environmental projects in the Company's fourth quarter for laboratory services and field work.  One of the Company's majority owned subsidiaries, Walsh Environmental, reported net revenues of $8.3 million for fiscal year 2004, an increase of $1.1 million from the $7.2 millions reported in fiscal year 2003.  The majority of this increase was due to the consolidation of Gustavson Associates, acquired by Walsh Environmental during the fourth quarter of fiscal year 2004.  Gustavson Associates reported net revenues of $527,000 during the fourth quarter of fiscal year 2004.

The decrease in fourth quarter net revenues was attributable to a drop in net revenues from various commercial, state and DOD clients.  Net revenues reported for commercial clients during the fourth quarter of fiscal year 2004 were $2.3 million, down 26% from the $3.1 million reported in the fourth quarter of fiscal year 2003.  DOD clients reported net revenues of $2.8 million for the fourth quarter of fiscal year 2004, down 28% from the $3.9 million reported in prior year.   Net revenues reported for various state clients during the fourth quarter of fiscal year 2004 were $3.7 million, down $516,000 from the $4.2 million reported in the fourth quarter of fiscal year 2003.  Walsh Environmental reported an increase in fourth quarter net revenues of $667,000 due to the consolidation of Gustavson Associates.

The Company’s Analytical Services Center (ASC) reported net revenues of $5.0 million for fiscal year 2004 and $1.0 million in the fourth quarter, a 47% decrease in net revenues for the fourth quarter and a total decrease of 14% for the fiscal year.  The ASC’s decreased volume in the fourth quarter is attributable to a significant drop in samples received for environmental projects due to funding cutbacks by the DOD for environmental field operations as a result of the Iraq war.  The Company has taken steps at the end of fiscal 2004 and in the first quarter of fiscal year 2005 to downsize its laboratory operation to reflect current market conditions through reductions in staff by approximately 40% and is aggressively seeking reductions in other costs by soliciting lower priced suppliers.

Fiscal Year 2003 vs. 2002

Net revenues for fiscal year 2003 were $90.5 million, up 23% from the $73.4 million reported in fiscal year 2002.  Net revenues for the fourth quarter of fiscal year 2003 were $25.9 million, up 22% from the $21.2 million reported in the fourth quarter of fiscal year 2002.  The Company reported an increase in net revenues for fiscal year 2003 across a broad range of customers.  The Company’s contracts in Saudi Arabia and Kuwait together with increases in net revenues from various commercial and DOD clients accounted for the majority of the increase.  The work in Kuwait and Saudi Arabia increased 86% to $21.1 million, while commercial net revenues were $13.8 million, up 60% from the $8.6 million reported in fiscal year 2002.  Net revenues reported for DOD clients were $15.2 million for fiscal year 2003, up 20% from the $12.7 million reported in fiscal year 2002.  Walsh Environmental, one of the Company’s subsidiaries, reported net revenues of $7.2 million, up 29% from the $5.6 million reported in the prior year.  Net revenue from the USEPA and various state agencies fell 10% and 4% respectively.

The Saudi Arabia and Kuwait contracts along with various commercial clients accounted for the majority of the increase in fourth quarter net revenues.  The Company’s Analytical Services Center (ASC) reported net revenues of $5.8 million for fiscal year 2003 and $1.9 million in the fourth quarter, a 69% increase in net revenues for the fourth quarter and a total increase of 38% for the fiscal year.  The ASC’s increased volume is attributable to $1.4 million of samples received under the Kuwait contract.  Walsh Environmental reported net revenues of $2.0 million for the fourth quarter of fiscal year 2003, up 54% from the $1.3 million reported in the fourth quarter of fiscal year 2002.

Income From Continuing Operations Before Income Taxes and Minority Interest

Fiscal Year 2004 vs. 2003

The Company’s income from continuing operations before income taxes and minority interest for fiscal year 2004 was $6.0 million, down 19% from the $7.4 million reported in the prior year.  This reduction is mainly attributable to the reduction in higher margin commercial work and the impairment of the long-lived assets of the Company's fish farm operations located in Jordan.  The Company has continued to work on the Middle Eastern contracts in Saudi Arabia and Kuwait.  However, the marine and coastal and terrestrial studies portion of the work in Kuwait is winding down and is 90% complete as of July 31, 2004.  The environmental laboratory operation in Kuwait is expected to continue.  The current contract work in Saudi Arabia is approximately 85% complete and should be substantially completed in fiscal year 2005.  The ASC reported an operating loss of $1.4 million for fiscal year 2004 compared to operating loss of $132,000 for the prior year.  A decrease in samples from the DOD and various state clients have accounted for the decrease in operating income.  Marketing and related costs have increased 12% as the Company continues to increase business development efforts in the homeland security and international markets while also increasing the ASC marketing staff to help broaden the commercial market base for the ASC.  During fiscal year 2004, a gain of $200,000 was recorded on the sale of investment securities and $300,000 of foreign currency exchange gains was realized mainly due to the contracts in Kuwait.

The Company’s income from continuing operations before income taxes and minority interest for the fourth quarter of fiscal year 2004 was $1.0 million, down 60% from the $2.5 million reported in the fourth quarter of the prior year.  The ASC reported an operating loss of $609,000 for the fourth quarter of fiscal year 2004 compared to operating profit of $32,000 for the fourth quarter of the prior year.  A significant decrease in lab work from the DOD and various state contracts accounted for the ASC’s decrease in operating income for the fourth quarter of fiscal year 2004.  The reduction in higher margin commercial work also contributed to the reduced earnings in the fourth quarter.  Indirect expenses have increased as the Company continues business development efforts in the homeland security and international markets.

The Company has recognized an impairment loss of $442,000 ($139,000 net of minority interest and taxes) in fiscal year 2004 for the long-lived assets at its fish farm operations, American Arab Aquaculture Company (AMARACO), located in Jordan.  The Company reports results of this fish farm operation under its Aquaculture Segment.  The Company has determined that an impairment loss is necessary due to the uncertainty that AMARACO will generate future net cash flows sufficient to recover the carrying value of its long-lived assets.  AMARACO was initially purchased in July 2001 and has not generated operating income to date.  The future operation of the farm is predicated on an agreement with the Company's partners for an additional capital infusion in the range of $300,000 for working capital.  Due to the current uncertainty regarding this agreement and its impact on the future viability of the farm, the Company has recognized an impairment loss on the buildings, improvements and equipment which will continue to be held for use.  This impairment loss is included in income (loss) from continuing operations.

Fiscal Year 2003 vs. 2002

The Company’s income from continuing operations before income taxes and minority interest for fiscal year 2003 was $7.4 million, up 45% from the $5.1 million reported in fiscal year 2002.  For the fourth quarter of fiscal year 2003, the Company’s income from continuing operations before income taxes and minority interest was $1.95 million, up 20% from the $1.63 million reported in fiscal year 2002.  The increase in income before income taxes and minority interest was mainly attributable to increased volume and resulting efficiencies in administrative and indirect expenses.  Marketing costs held steady despite the 23% increase in net revenues.  The Company’s ASC reported an operating loss of $132,000 for fiscal year 2003 and an operating income of $32,000 for the fourth quarter, a 112% increase in operating income for the fourth quarter and a total increase of 86% for the fiscal year.  The ASC has benefited from additional sales revenue of approximately $1.4 million under the Kuwait contract and improved production efficiencies due to utilization of new equipment and testing methods.  Walsh Environmental reported operating income of  $197,000 for the fourth quarter of fiscal year 2003, an increase of 110% over the prior year.

Discontinued Operations

During the fourth quarter of fiscal year 2003, the Company made the decision to discontinue its Costa Rican shrimp farm operation, Frutas Marinas S.A.  The farm had failed to achieve planned production estimates.  Operations management was unable to control repeated outbreaks of disease, primarily White Spot Syndrome Virus, resulting in repeated operating losses for the last three years all amid depressed selling prices for the shrimp.  The Company made the decision to terminate operations at its Board of Directors’ meeting in July 2003 and has embarked on a program to liquidate the assets within one year.  In accordance with Financial Accounting Standards No 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviewed the assets of Frutas Marinas S.A. to determine the extent of the impairment loss in the carrying value of the assets.  The Company has estimated the fair value of its assets based on an appraisal of the property for general farm use (the predominate land use surrounding the farm) due to the anticipated difficulty in selling the property as a shrimp farm operation.  As a result, the Company recognized an impairment loss on discontinued operations of $5,007,364 ($3,010,005 net of tax) during the fourth quarter of fiscal year 2003.  During fiscal year 2004, the shrimp farm reported a loss before taxes of $354,000.  Although not expected to be significant, expenses will continue to be necessary for overall farm security, maintenance and upkeep.  As of July 31, 2004, the shrimp farm operation is still being held for sale and actively marketed.

American Jobs Creation Act of 2004

In October 2004, Congress passed, and the President signed into law, the American Jobs Creation Act of 2004 (the "Act").  Some key provisions of the Act affecting the Company are the repeal of the United States export tax incentive known as the extraterritorial income exclusion (EIE) and the implementation of a domestic manufacturing deduction.  The Company is still assessing the impact of the Act.  The EIE is phased out over the calendar years 2005 and 2006 with an exemption for binding contracts with unrelated persons entered into before September 18, 2003.  These phase-out provisions will allow the Company to maintain an EIE deduction of an undeterminable amount through fiscal year 2007.  The Company believes that it will accrue some benefits from the domestic manufacturing deduction, although such benefits cannot be quantified at this time.  The domestic manufacturing deduction will be phased in over a six-year period beginning with the Company's fiscal year 2005.  The Company is also evaluating the impact of the dividend provisions.  As of July 31, 2004 and based on the tax laws in effect at that time, it is the Company's intention to continue to indefinitely reinvest undistributed foreign earnings and accordingly, no deferred tax liability has been recorded in connection therewith.

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

Critical Accounting Policies and Use of Estimates

Management's discussion and analysis of financial condition and results of operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United State of America.  The preparation of these statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, management evaluates its critical accounting policies and estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts, income taxes, impairment of long-lived assets and contingencies.  See Footnote No. 2 "Summary of Significant Accounting Policies."   Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

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

Changes in Corporate Entities

On May 3, 2004 the Company’s sixty-percent owned subsidiary, Walsh Environmental Scientists and Engineers, LLC (Walsh), acquired a sixty-percent interest in Gustavson Associates, LLC (GAL).  Walsh paid $150,000 for its interest in GAL.  GAL is an independent oil and minerals consultancy providing services to banks, investors, government agencies and industrial clients around the world.  Walsh obtained independent valuations to determine opening balance sheet values.  Walsh began consolidating the balance sheet and operating results of GAL with its own since the date of acquisition.   Walsh’s consolidated financial statements are consolidated with the Company’s.  No proforma statements have been provided due to the relative insignificance of this transaction.

On the 8th of January 2004 the Company entered into an agreement to grant a forty-eight percent stake in its Brazilian subsidiary, Ecology and Environment do Brasil, Ltda. (a limited partnership), to three new partners.   The new partners are responsible for the in-country marketing and operations of the subsidiary.  Any previous earnings, assets and liabilities remained with Ecology and Environment, Inc.  The new partners have contributed their business contacts and talented staff from their old firm.  The Company has provided an eighty thousand dollar capital contribution to move the office operations from Sao Paulo to Rio de Janeiro.  Rio de Janeiro is where the Company believes it will have a more strategic location to market its target clients.

Inflation

Inflation has not had a material impact on the Company’s business because a significant amount of the Company’s contracts are either cost based or contain commercial rates for services that are adjusted annually.

Item 7a.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company may have exposure to market risk for change in interest rates, primarily related to its investments.  The Company does not have any derivative financial instruments included in its investments.  The Company invests only in instruments that meet high credit quality standards.  The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk.  As of July 31, 2004, the Company's investments consisted of short-term commercial paper and mutual funds.  The Company does not expect any material loss with respect to its investments.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors
and Shareholders of
Ecology and Environment, Inc.

In our opinion, the consolidated financial statements listed in the indexappearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Ecology and Environment, Inc. and its subsidiaries at July 31, 2004 and 2003, and the results oftheiroperations and theircash flows for each of the three years in the period ended July 31, 2004 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the indexappearing under Item 15(a)(2)presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidatedfinancial statements.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Buffalo, New York
October 28, 2004

Ecology and Environment, Inc.
Consolidated Balance Sheet

	July 31,	July 31,
Assets	2004	2003

Current assets:
Cash and cash equivalents	$4,240,333	$6,577,390
Investment securities available for sale	143,647	4,078,181
Contract receivables, net	36,433,300	40,692,336
Deferred income taxes	5,029,233	4,970,036
Other current assets	2,442,900	3,517,283
Assets of discontinued operations held for sale	29,817	205,545

Total current assets	48,319,230	60,040,771

Property, building and equipment, net	11,979,886	12,175,137
Deferred income taxes	---	261,713
Other assets	2,204,510	3,903,912

Total assets	$62,503,626	$76,381,533

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$6,070,266	$6,327,389
Accrued payroll costs	4,611,097	4,872,149
Income taxes payable	363,114	1,150,564
Deferred revenue	739,679	7,375,313
Current portion of long-term debt and capital lease obligations	266,597	2,378,226
Other accrued liabilities	8,495,677	10,147,854
Liabilities of discontinued operations held for sale	293,048	310,378

Total current liabilities	20,839,478	32,561,873

Deferred income taxes	107,960	---
Deferred revenue	454,540	3,835,937
Long-term debt and capital lease obligations	336,393	137,086
Commitments and Contingencies (Note 15)	---	---
Minority interest	1,382,412	1,469,015

Shareholders' equity:
Preferred stock, par value $.01 per share;
authorized - 2,000,000 shares; no shares
issued	---	---
Class A common stock, par value $.01 per
share; authorized - 6,000,000 shares;
issued - 2,501,985 and 2,469,071 shares	25,021	24,691
Class B common stock, par value $.01 per
share; authorized - 10,000,000 shares;
issued - 1,681,304 and 1,712,068 shares	16,813	17,121
Capital in excess of par value	17,592,444	17,467,974
Retained earnings	24,972,691	23,967,504
Accumulated other comprehensive income	(2,336,723)	(2,111,830)
Unearned compensation, net of tax	(193,282)	(156,552)
Treasury stock - Class A common, 61,490 and 83,513
shares; Class B common, 26,259 and 26,259 shares, at cost	(694,121)	(831,286)

Total shareholders' equity	39,382,843	38,377,622

Total liabilities and shareholders' equity	$62,503,626	$76,381,533

The accompanying notes are an integral part of these financial statements.

Ecology and Environment, Inc.
Consolidated Statement of Income

	Year ended July 31,

	2004	2003	2002

Gross revenues	$110,623,427	$116,214,080	$88,837,218
Less: direct subcontract costs	21,122,904	28,443,277	15,428,749

Net revenues	89,500,523	87,770,803	73,408,469

Cost of professional services and
other direct operating expenses	49,017,290	48,103,641	38,100,251

Gross profit	40,483,233	39,667,162	35,308,218
Administrative and indirect operating
expenses	22,797,003	22,041,153	20,469,657
Marketing and related costs	9,693,137	8,620,867	8,619,480
Depreciation	1,606,769	1,326,116	1,202,490

Income from operations	6,386,324	7,679,026	5,016,591
Interest expense	(138,550)	(155,517)	(24,706)
Interest income	123,943	213,269	303,046
Other expense	(233,981)	(326,012)	(148,697)
Net foreign currency exchange gain	305,044	10,157	---
Long-lived asset impairment loss	(442,374)	---	---

Income from continuing operations before income taxes
and minority interest	6,000,406	7,420,923	5,146,234
Income tax provision	1,955,594	2,318,953	1,702,583

Net income from continuing operations
before minority interest	4,044,812	5,101,970	3,443,651
Minority interest	(1,412,197)	(1,312,139)	(318,989)

Net income from continuing operations	2,632,615	3,789,831	3,124,662
Loss from discontinued operations	(354,550)	(8,303,739)	(2,641,682)
Income tax benefit on loss from discontinued operations	123,252	3,311,953	925,873

Net income (loss)	$2,401,317	$(1,201,955)	$1,408,853

Net income (loss) per common share: basic
Continuing operations	$0.66	$0.95	$0.77
Discontinued operations	(0.06)	(1.25)	(0.42)

Net income (loss) per common share: basic	$0.60	$(0.30)	$0.35

Net income (loss) per common share: diluted
Continuing operations	$0.65	$0.94	$0.77
Discontinued operations	(0.06)	(1.23)	(0.42)

Net income (loss) per common share: diluted	$0.59	$(0.29)	$0.35

Weighted average common shares outstanding: Basic	3,985,716	3,996,796	4,069,848

Diluted Weighted average common shares outstanding	4,041,242	4,050,385	4,072,694

The accompanying notes are an integral part of these financial statements.

Ecology and Environment, Inc.
Consolidated Statement of Cash Flows

	Year ended July 31,

	2004	2003	2002

Cash flows from operating activities:
Net income from continuing operations	$2,632,615	$3,789,831	$3,124,662
Net loss from discontinued operations	(231,298)	(4,991,786)	(1,715,809)
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	1,606,769	1,577,597	1,422,982
Amortization	379,913	366,747	233,075
Gain on disposition of property and equipment	6,804	1,930	1,250
Minority interest	(86,603)	(250,413)	849,929
Provision for contract adjustments	627,028	1,751,913	1,169,005
(Increase) decrease in:
- contracts receivable, net	3,632,008	(9,723,911)	(11,202,876)
- other current assets	1,074,383	1,627,145	(3,629,468)
- income taxes receivable	---	312,977	227,975
- deferred income taxes	378,078	(2,670,786)	111,853
- other non-current assets	1,699,402	731,386	(2,712,282)
- assets held for sale	175,728	(205,545)	---
Increase (decrease) in:
- accounts payable	(257,123)	403,393	888,521
- accrued payroll costs	(261,052)	512,847	319,003
- income taxes payable	(787,450)	884,153	(920,898)
- deferred revenue	(10,017,031)	(1,699,559)	12,910,809
- other accrued liabilities	(1,652,177)	2,150,757	3,821,568
- liabilities held for sale	(17,330)	310,378	---

Net cash provided by (used in) operating activities	(1,097,336)	(5,120,946)	4,899,299

Cash flows provided by (used in) investing activities:
Acquisitions	(150,000)	---	(222,541)
Purchase of property, building and equipment, gross	(1,697,088)	(1,818,886)	(1,381,309)
Proceeds from sale of investments	3,899,300	---	---
Writedown of discontinued operations fixed assets, net	---	5,029,307	---
Impairment of long-lived assets	442,374	---	---
Purchase of investments	(86,501)	(168,891)	(149,987)

Net cash provided by (used in) investing activities	2,408,085	3,041,530	(1,753,837)

Cash flows provided by (used in) financing activities:
Dividends paid	(1,396,130)	(1,401,117)	(1,315,415)
Proceeds from debt	465,904	2,515,312	(39,516)
Repayment of debt	(2,378,226)	---	---
Net proceeds from issuance of common stock	15,938	3,625	75,634
Purchase of treasury stock	(221,275)	(242,337)	(425,739)

Net cash provided by (used in) financing activities	(3,513,789)	875,483	(1,705,036)

Effect of exchange rate changes on cash and cash equivalents	(134,017)	(447,711)	(1,043,364)

Net increase (decrease) in cash and cash equivalents from continuing operations	(2,337,057)	(1,651,644)	397,062
Cash and cash equivalents at beginning of period	6,577,390	8,229,034	7,831,972

Cash and cash equivalents at end of period	$4,240,333	$6,577,390	$8,229,034

The accompanying notes are an integral part of these financial statements.

Ecology and Environment, Inc. Consolidated Statement of Changes in Shareholder's Equity

							Accumulated
	Common Stock				Capital in		Other
	Class A		Class B		Excess of	Retained	Comprehensive	Unearned	Treasury Stock
	Shares	Amount	Shares	Amount	Par Value	earnings	Income	Compensation	Shares	Amount

Balance at July 31, 2001	2,414,009	$24,140	1,756,280	$17,563	$17,274,654	$26,477,138	$(647,719)	$(181,963)	101,703	$(625,423)

Net income	---	---	---	---	---	1,408,853	---	---	---	---
Foreign currency translation reserve	---	---	---	---	---	---	(1,043,365)	---	---	---
Cash dividends paid ($.32 per share)	---	---	---	---	---	(1,315,415)	---	---	---	---
Unrealized investment gain, net	---	---	---	---	---	---	29,819	---	---	---
GAC dividends	44,212	442	(44,212)	(442)	---	---	---	---	---	---
Conversion of common stock - B to A	---	---	---	---	---	---	---	---	57,515	(425,739)
Repurchase of Class A common stock	10,350	104	---	---	75,634	---	---	---	---	---
Issuance of stock under stock award plan, net	---	---	---	---	---	---	---	(324,456)	(50,242)	308,988
Amortization, net of tax	---	---	---	---	---	---	---	261,468	---	---
Forfeitures	---	---	---	---	22,156	---	---	22,030	---	(64,227)

Balance at July 31, 2002	2,468,571	$24,686	1,712,068	$17,121	$17,372,444	$26,570,576	$(1,661,265)	$(222,921)	108,976	$(806,401)

Net income	---	---	---	---	---	(1,201,955)	---	---	---	---
Foreign currency translation reserve	---	---	---	---	---	---	(447,711)	---	---	---
Cash dividends paid ($.33 per share)	---	---	---	---	---	(1,356,227)	---	---	---	---
Unrealized investment gain, net	---	---	---	---	---	---	(2,854)	---	---	---
GAC dividends	---	---	---	---	---	(44,890)	---	---	---	---
Repurchase of Class A common stock	---	---	---	---	---	---	---	---	39,508	(242,337)
Stock options exercised	500	5	---	---	3,620	---	---	---	---	---
Issuance of stock under stock award plan, net	---	---	---	---	60,003	---	---	(255,184)	(38,712)	286,469
Amortization, net of tax	---	---	---	---	---	---	---	307,373	---	---
Forfeitures	---	---	---	---	31,907	---	---	14,180	---	(69,017)

Balance at July 31, 2003	2,469,071	$24,691	1,712,068	$17,121	$17,467,974	$23,967,504	$(2,111,830)	$(156,552)	109,772	$(831,286)

Net income	---	---	---	---	---	2,401,317	---	---	---	---
Foreign currency translation reserve	---	---	---	---	---	---	(134,017)	---	---	---
Cash dividends paid ($.34 per share)	---	---	---	---	---	(1,396,130)	---	---	---	---
Unrealized investment gain, net	---	---	---	---	---	---	(90,876)	---	---	---
Conversion of common stock - B to A	30,764	308	(30,764)	(308)	---	---	---	---	---	---
Repurchase of Class A common stock	---	---	---	---	---	---	---	---	24,326	(221,275)
Stock options exercised	2,150	22	---	---	15,916	---	---	---	---	---
Issuance of stock under stock award plan, net	---	---	---	---	111,229	---	---	(214,445)	(47,795)	367,333
Amortization, net of tax	---	---	---	---	---	---	---	177,715	---	---
Forfeitures	---	---	---	---	(2,675)	---	---	---	1,446	(8,893)

Balance at July 31, 2004	2,501,985	$25,021	1,681,304	$16,813	$17,592,444	$24,972,691	$(2,336,723)	$(193,282)	87,749	$(694,121)

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

        During fiscal years ended July 31, 2004, 2003 and 2002, the percentage of total net revenues derived from contracts exclusively with the United States Environmental Protection Agency (EPA) were 12%, 16% and 16%, respectively.  The Company's Superfund Technical Assessment and Response Team (START) contracts accounting for the majority of the EPA net revenue.  The percentage of net revenues derived from contracts with the United States Department of Defense (DOD) were 14%, 17% and 17% for fiscal years ended July 31, 2004, 2003 and 2002, respectively.  The contracts in Saudi Arabia provided net revenues of 19%, 13% and 11% for fiscal years ended July 31, 2004, 2003 and 2002, respectively.  The contracts in Kuwait accounted for 11% of total net revenues for both fiscal year 2004 and 2003.

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

        c.   Reclassifications

        Certain prior year amounts were reclassified to conform to the 2004 financial statement presentation.

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

       Substantially all of the Company's cost-type work is with federal governmental agencies and, as such, is subject to audits after contract completion.  Provisions for adjustments to the revenue accrued under these cost-type contracts are provided for on an annual basis based on past settlement history.  Government audits have been completed through fiscal year 2000 and are currently in process for fiscal year 2001.  However, final rates have not been negotiated under these audits since 1989.  The majority of the balance in the allowance for contract adjustments accounts represent a reserve against possible adjustments for the fiscal years 1990-2004.

        Deferred revenue balances of $1.2 million and $11.2 million at July 31, 2004 and 2003, respectively, represent net advances received under the Saudi and Kuwait contracts.  Those advances are amortized against future progress billings over the respective contract periods.

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

        f.   Property, building and equipment, depreciation and amortization

        Property, building and equipment are stated at cost.  Office furniture and all equipment are depreciated on the straight-line method for book purposes, excluding computer equipment which is depreciated on the accelerated method for book purposes, and on accelerated methods for tax purposes over the estimated useful lives of the assets (three to seven years).  The headquarters building is depreciated on the straight-line method for both book and tax purposes over an estimated useful life of 32 years.  Its components are depreciated over their estimated useful lives ranging from 7 to 15 years.  The analytical services center building and warehouse is depreciated on the straight-line method over an estimated useful life of 40 years for both book and tax purposes.  Leasehold improvements are amortized for book purposes over the terms of the leases or the estimated useful lives of the assets, whichever is shorter.  Expenditures for maintenance and repairs are charged to expense as incurred.  Expenditures for improvements are capitalized. When property or equipment is retired or sold, any gain or loss on the transaction is reflected in the current year's earnings.

        g.   Fair value of financial instruments

        The carrying amount of cash and cash equivalents, contracts receivable and accounts payable at July 31, 2004 and 2003 approximate fair value.  The amortized cost and estimated fair value of investment securities available for sale are fully described in Note 4.  Long-term debt consists of capitalized equipment leases.   Based on the Company's assessment of the current financial market and corresponding risks associated with the debt, management believes that the carrying amount of long-term debt at July 31, 2004 and July 31, 2003 approximates fair value.

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

             The Company estimates that if it elected to measure compensation cost for employee stock based compensation arrangements under SFAS No. 123, it would not have caused net income and earnings per share for fiscal years 2002 - 2004 to be materially different from their reported amounts.

        l.   Earnings per share

        Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  See Footnote No. 14.

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

        o.   Impairment of Long-Lived Assets

        The Company accounts for impairment of long-lived assets in accordance with State of Financial Accounting Standards (SFAS) No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets.  SFAS No. 144 required that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable.  The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value.  The Company recognized an impairment loss of $5,007,364 ($3,010,005 net of tax) on its shrimp farm operations in FY 2003.  An impairment loss of 442,000 ($139,000 net of minority interest and tax) was recognized in fiscal year 2004 for the long-term assets at the Company's fish farm operations in Jordan.  The impaired assets consist of buildings, improvements and equipment which will continue to be held for use.

3.     Cash and Cash Equivalents

        The Company's policy is to invest cash in excess of operating requirements in income-producing short-term investments.  At July 31, 2004 and 2003, short-term investments consist of commercial paper and money market funds and are carried at cost.  Short-term investments amounted to approximately $51,000 and $51,000 at July 31, 2004 and 2003, respectively, and are reflected in cash and cash equivalents in the accompanying consolidated balance sheet and statement of cash flows.

        For purposes of the consolidated statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  Cash paid for interest amounted to $138,550,  $155,517 and $19,655 in fiscal years 2004, 2003 and 2002, respectively. Cash paid for income taxes amounted to $2,321,379, $761,309 and $1,593,592 in fiscal years 2004, 2003 and 2002, respectively.

4.     Investment Securities

        The amortized cost and estimated fair values of investment securities were as follows:

		Gross	Gross
	Amortized	unrealized	unrealized		Estimated
	Cost	gains	losses		fair value

July 31, 2004

Investment securities available for sale:
Mutual funds	$86,250	$6,511	$	---	$92,761
Municipal notes and bonds	50,886	---		---	50,886

	$137,136	$6,511	$	---	$143,647

July 31, 2003

Investment securities available for sale:
Mutual funds	$3,899,003	$128,247	$	---	$4,027,250
Municipal notes and bonds	50,931	---		---	50,931

	$3,949,934	$128,247	$	---	$4,078,181

        The amortized cost and estimated fair value of debt securities available for sale by contractual maturity as of July 31, 2004 were as follows:

	Estimated fair value		Amortized cost

Due in one year or less	$	---	$	---
Due after one year through five years		50,886		50,886
Due after five years through ten years		---		---
Due after ten years		---		---

		$50,886		$50,886

Mutual funds available for sale		92,761		86,250

		$143,647		$137,136

        During fiscal year 2004, the Company sold mutual funds valuing $3,899,300.  There were no sales of investment securities recorded in fiscal years 2003 and 2002.  The unrealized investment securities gain and unrealized investment securities loss, net of applicable income taxes, at July 31, 2004 and 2003 of $6,501 and $76,949, respectively, are reflected in accumulated other comprehensive income in the consolidated balance sheet.

5.     Contract Receivables, net

	July 31,

	2004	2003

United States government -
Billed	$2,781,554	$2,955,118
Unbilled	4,761,344	4,853,740

	7,542,898	7,808,858

Industrial customers and state and municipal governments -
Billed	27,300,992	35,589,749
Unbilled	5,169,931	1,332,225

	32,470,923	36,921,974

Less allowance for contract adjustments	(3,580,521)	(4,038,496)

	$36,433,300	$40,692,336

        United States government receivables arise from long-term U.S. government prime contracts and subcontracts.  Unbilled receivables result from revenues which have been earned, but are not billed as of period-end.  The above unbilled balances are comprised of incurred costs plus fees not yet processed and billed; and differences between year-to-date provisional billings and year-to-date actual contract costs incurred and fees earned of approximately $465,000 at July 31, 2004 and $33,000 at July 31, 2003.  Management anticipates that the July 31, 2004 unbilled receivables will be substantially billed and collected in fiscal year 2005.  Included in the balance of receivables for industrial customers and state and municipal customers are receivables due under the contracts in Saudi Arabia and Kuwait of $16.2 million and $17.4 million at July 31, 2004 and 2003, respectively.  Within the above billed balances are contractual retainages in the amount of approximately $544,000 at July 31, 2004 and $496,000 at July 31, 2003.  Management anticipates that the July 31, 2004 retainage balance will be substantially collected in fiscal year 2005.  Included in other accrued liabilities is an additional allowance for contract adjustments relating to potential cost disallowances on amounts billed and collected in current and prior years' projects of approximately $2.2 million at July 31, 2004 and $1.7 million at July 31, 2003.  An allowance for contract adjustments is recorded for contract disputes and government audits when the amounts are estimatable.

        The contracts in Saudi Arabia are through the Company's majority owned (66 2/3%) subsidiary Ecology and Environment of Saudi Arabia Co., LTD. (EESAL). The Company has an agreement with its minority shareholder to divide any profits in EESAL from the current contracts equally, and to pay to the minority shareholder a commission of 5% of the total contract values. The commission and additional profit sharing covers on-going representation in the Kingdom, logistical support including the negotiation and procurement of Saudi national personnel, facilities, equipment, licenses, permits, and any other support deemed necessary in the implementation and performance of the Saudi contracts. As of July 31, 2004, the Company has incurred expense of $1,835,000 (944,000 in fiscal year 2004, $505,000 in fiscal year 2003 and $386,000 in fiscal year 2002) under the terms of this commission agreement.

6.     Property, Building and Equipment, net

	July 31,

	2004	2003

Land	$659,911	$542,531
Buildings	13,486,875	13,230,547
Laboratory and other equipment	4,823,633	4,896,479
Data Processing equipment	4,920,604	4,147,451
Office furniture and equipment	2,076,588	2,211,666
Leasehold improvements and other	1,194,191	1,096,412

	$27,161,802	$26,125,086

Less accumulated depreciation and amortization	(15,181,916)	(13,949,949)

	$11,979,886	$12,175,137

7.     Line of Credit

        The Company maintains an unsecured line of credit available for working capital and letters of credit of $20 million with a bank at ½% below the prevailing prime rate.  A second line of credit has been established at another bank for up to $13.5 million exclusively for letters of credit.  At July 31, 2004 and 2003, respectively, the Company had letters of credit outstanding totaling $8,765,752 and $16,822,254, respectively.  At July 31, 2004, there were no borrowings for working capital against the line of credit.

        The Company has re-negotiated its covenants under its bank line of credit agreements and is in compliance with all such covenants at July 31, 2004.

        For fiscal year 2003 the Company had obtained two waivers from covenants under one of its bank line of credit agreements.  The waivers were necessary as a result of the reported impairment loss of the shrimp farm operation and the $2.1 million bank overdraft in one of the Company's foreign bank accounts.  The first waiver reduced the required minimum tangible net worth from $43.0 million to $39.0 million excluding Accumulated Other Comprehensive Income and intangible assets.  Tangible net worth at July 31, 2003 as defined by the covenant is $40.0 million.  The second waiver eliminates the minimum current ratio required (defined as total current assets less deferred income taxes minus total current liabilities) of 1.8:1 for the fiscal year ended July 31, 2003.  The current ratio at July 31, 2003 as defined by the covenant is 1.69:1.

8.     Debt and Capital Lease Obligations

        Debt inclusive of capital lease obligations at July 31, 2004 consists of the following:

		FY 2004	FY 2003

Bank overdraft (a)	$	---	$2,149,624
Various bank loans and advances at interest rates ranging from 10% to 14 ½ %		381,587	220,545
Capital lease obligations at varying interest rates averaging 12%		221,403	145,143

		602,990	2,515,312

Less: current portion of debt		(195,196)	(2,311,993)
current portion of lease obligations		(71,401)	(66,233)

Long-term debt and capital lease obligations		$336,393	$137,086

        The aggregate maturities of long-term debt and capital lease obligations at July 31, 2004 and July 31, 2003 are as follows:

	July 31,	July 31,
	2004	2003

FY 2004	$ ---	$2,378,226
FY 2005	266,597	93,568
FY 2006	70,482	43,518
FY 2007	38,643	---
FY 2008	39,700	---
FY 2009	40,822	---
Thereafter	146,746	---

	$602,990	$2,515,312

(a)   Consists of an interest free overdraft in a foreign bank account which was eliminated by subsequent deposits in the amount of $2.9 million several days after fiscal year end.

9.     Income Taxes

        Income from continuing operations, net of minority interests, before provision for income taxes consists of:

	Fiscal Year

	2004	2003	2002

US	$4,319,267	$5,517,312	$4,797,710
Foreign	268,942	591,472	29,535

	$4,588,209	$6,108,784	$4,827,245

        The income tax provision (benefit) from continuing operations, net of minority interests, consists of the following:

		Fiscal Year

		2004	2003	2002

Current:	Federal	$692,639	$1,873,956	$1,477,429
	State	113,136	201,199	105,129
	Foreign	909,812	938,040	76,411

		$1,715,587	$3,013,195	$1,658,969

Deferred:	Federal	$189,779	$(640,628)	$28,252
	State	50,228	(53,614)	15,362

		$240,007	$(694,242)	$43,614

		$1,955,594	$2,318,953	$1,702,583

        The provision for income taxes on income from continuing operations, net of minority interests, differs from the federal statutory rate due to the following:

	Fiscal Year

	2004		2003		2002

Federal tax	34.0%		34.0%		34.0%
State tax, net	3.4%		1.6%		1.6%
Tax exempt interest	(0.6%	)	(0.8%	)	(1.1%	)
Foreign operations	12.9%		8.6%		1.4%
Extraterritorial income tax benefit	(7.7%	)	(5.4%	)	(2.1%	)
Other	0.6%		0.0%		1.5%

Total	42.6%		38.0%		35.3%

        Deferred tax assets (liabilities) are comprised of the following:

	Fiscal Year

	2004	2003

Contract and other reserves	$2,743,218	$2,650,020
Discontinued operations	1,924,841	2,070,881
Accrued compensation	394,830	506,726
Unearned stock compensation	127,893	102,761
Other	434,127	554,663

Gross deferred tax assets	$5,624,909	$5,885,051

State income taxes	(258,831)	(279,816)
Other	(444,805)	(373,486)

Gross deferred tax liabilities	(703,636)	(653,302)

Net deferred tax asset	$4,921,273	$5,231,749

The Company has not recorded income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations.  At July 31, 2004, these amounts, net of applicable foreign tax credits, were not material.

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

        Activity under the plan is as follows:

Options outstanding at July 31, 2001 at a weighted average price at $9.63 per share	61,954

Exercised shares	10,350
Cancelled shares at $10.05 per share	4,190
Expired shares	0
Options outstanding at July 31, 2002 at a weighted average price of $10.11 per share	47,414

Exercised shares at $7.25 per share	500
Cancelled shares at $12.16 per share	11,574
Expired shares at $10.37 per share	1,950
Options outstanding at July 31, 2003 at a weighted average price of $9.28 per share	33,390

Exercised shares	2,150
Cancelled shares at $7.25 per share	500
Expired shares at $12.38 per share	10,290
Options outstanding at July 31, 2004 at a weighted average price of $7.96 per share	20,450

        Of the 20,450 options outstanding at July 31, 2004, 8,300 have an exercise price of $9.00 per share and a contractual life of .4 years and 12,150 have an exercise price of $7.25 per share and a contractual life of 1.4 years.

        The Company estimates that if it elected to measure compensation cost for employee stock based compensation arrangements under SFAS No. 123, it would not have caused net income and earnings per share for fiscal years 2002 - 2004 to be materially different from their reported amounts.

        c.   Stock Award Plan

         Effective March 16, 1998, the Company adopted the Ecology and Environment, Inc. 1998 Stock Award Plan (the “1998 Plan”).  To supplement the 1998 Plan the 2003 Stock Award Plan (the "2003 Plan") was approved by the shareholders at the annual meeting held in January 2004 (the 1998 Plan and the 2003 Plan collectively referred to as the “Award Plan”).  The 2003 Plan was approved retroactive to October 16, 2003 and will terminate on October 15, 2008.  Under the Award Plan key employees (including officers) of the Company or any of its present or future subsidiaries may be designated to receive awards of Class A common stock of the Company as a bonus for services rendered to the Company or its subsidiaries, without payment therefore, based upon the fair market value of the common stock at the time of the award.  The Award Plan authorizes the Company’s board of directors to determine for what period of time and under what circumstances awards can be forfeited.

        The Company issued 47,795 shares in January 2004, 38,712 shares in fiscal year 2003, and 50,242 shares in fiscal year 2002 pursuant to the Award Plan.  Unearned compensation is recorded at the time of issuance and is being amortized over the vesting period.

11.   Shareholders' Equity - Restrictive Agreement

        Messrs. Gerhard J. Neumaier, Frank B. Silvestro, Ronald L. Frank and Gerald A. Strobel entered into a Stockholders' Agreement in 1970 which governs the sale of an aggregate of $1,167,068 shares Class B Common Stock owned by them and the former spouse of one of the individuals and the children of the individuals.  The agreement provides that prior to accepting a bona fide offer to purchase all or any part of their shares, each party must first allow the other members to the agreement the opportunity to acquire on a pro rata basis, with right of over-allotment, all of such shares covered by the offer on the same terms and conditions proposed by the offer.

12.   Lease Commitments

        The Company rents certain office facilities and equipment under non-cancelable operating leases.  The Company also rents certain facilities for servicing project sites over the term of the related long-term government contracts.  These contracts provide for reimbursement of any remaining rental commitments under such lease agreements in the event that the government terminates the contract

        At July 31, 2004, future minimum rental commitments, net of estimated amounts allocable to government contracts with rental cost reimbursement clauses, were as follows:

Fiscal Year	Gross	Reimbursable	Net

2005	2,796,260	531,999	2,264,261
2006	2,102,416	313,229	1,789,187
2007	849,147	12,747	836,400
2008	539,601	6,526	533,075
2009	331,298	738	330,560

Gross rental expense under the above lease commitments for 2004, 2003, and 2002 was $2,975,352, $2,866,604 and $2,459,049, respectively.

13.   Defined Contribution Plans

        Contributions to the defined contribution plan and supplemental retirement plan are discretionary and determined annually by the Board of Directors.  The total expense under the plans for fiscal years 2004, 2003, and 2002 was $1,451,419, $1,359,740, and $1,310,417, respectively.

14.   Earnings Per Share

        The computation of basic earnings per share reconciled to diluted earnings per share follows:

	Fiscal Year

	2004	2003	2002

Income from continuing operations available to common stockholders	$2,632,615	$3,789,831	$3,124,662
Loss from discontinued operations available to common stockholders	(231,298)	(4,991,786)	(1,715,809)

Total income (loss) available to common stockholders	2,401,317	$(1,201,955)	$1,408,853

Weighted-average common shares outstanding (basic)	3,985,716	3,996,796	4,069,848

Basic earnings per share:
Continued operations	$0.66	$0.95	$0.77
Discontinued operations	(0.06)	(1.25)	(0.42)

Total basic earnings per share	$0.60	$(0.30)	$0.35

Incremental shares from assumed conversions of stock options and restricted stock awards	55,526	53,589	2,846

Adjusted weighted-average common shares outstanding	4,041,242	4,050,385	4,072,694

Diluted earnings per share:
Continued operations	$0.65	$0.94	$0.77
Discontinued operations	(0.06)	(1.23)	(0.42)

Total diluted earnings per share	$0.59	$(0.29)	$0.35

At July 31, 2004 and July 31, 2003, there were 20,450 and 33,390 stock options outstanding with an exercise price ranging from $7.25 to $9.00, which was not included in the above calculations due to their antidilutive nature.

15.   Commitments and Contingencies

        Certain contracts contain termination provisions under which the customer may, without penalty, terminate the contracts upon written notice to the Company.  In the event of termination, the Company would be paid only termination costs in accordance with the particular contract.

        One of the Company's majority owned subsidiaries is a co-defendant in a lawsuit connected to work performed on a remediation project at a mine site.  The plaintiffs have filed for damages of approximately $35 million.  The subsidiary maintains a $6 million insurance policy applicable to this claim.  The insurance company is defending the claim.  At this time the case is in the beginning stages of discovery and the trial is not scheduled to begin until November 2005.  The subsidiary company intends to vigorously defend this case.

        The Company is involved in other litigation arising in the normal course of business.  In the opinion of management, any adverse outcome to this litigation would not have a material impact on the financial results of the Company.

16.   Acquisitions

        On May 3, 2004 the Company's sixty-percent owned subsidiary, Walsh Environmental Scientists and Engineers, LLC (Walsh), acquired a sixty-percent interest in Gustavson Associates, LLC (GAL).  Walsh paid $150,000 for its interest in GAL.  GAL is an independent oil and minerals consultancy providing services to banks, investors, government agencies and industrial clients around the world.   Walsh began consolidating the balance sheet and operating results of GAL with its own since the date of acquisition.  Walsh's consolidated financial statements are consolidated with the Company's.

        This acquisition has been accounted for under the purchase method with the results of their operations consolidated with the Company's results of operations from the acquisition date.  No proforma statements have been provided due to the relative insignificance of this transaction.

17.   Transfer of Ownership Interest in Ecology and Environment do Brasil Ltda.

        On the 8th of January 2004 the company entered into an agreement to grant a forty-eight percent stake in its Brazilian subsidiary, Ecology and Environment do Brasil, Ltda. (a limited partnership), to three new partners.   The new partners are responsible for the in-country marketing and operations of the subsidiary.  Any previous earnings, assets and liabilities remained with Ecology and Environment, Inc.  The new partners have contributed their business contacts and talented staff from their old firm.  The Company has provided an eighty thousand dollar capital contribution to move the office operations from Sao Paulo to Rio de Janeiro.  Rio de Janeiro is where the company believes it will have a more strategic location to market its target clients.

18.   Goodwill

        In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.  Statement No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting.  Statement No. 142 discusses how intangible assets that are acquired should be accounted for in financial statements upon their acquisition and also how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.  Beginning on August 1, 2001 with the adoption of Statement No. 142, goodwill existing on July 31, 2001, is no longer being amortized.  Rather the goodwill is subject to an annual assessment for impairment.  During fiscal year 2004, this test did not result in any charges.  The adoption of SFAS No. 142 did not have a material impact on the Company's financial statements.

19.   Shrimp Farm – Discontinued Operations

        During the fourth quarter of fiscal year 2003, the Company made the decision to discontinue its shrimp farm operation, Frutas Marinas S.A.  The farm had failed to achieve planned production estimates.  Operations management was unable to control repeated outbreaks of disease, primarily White Spot Syndrome Virus, resulting in repeated operating losses for the last three years and depressed selling prices for shrimp.  The Company made the decision to terminate operations at its Board of Directors' meeting in July 2003 and is committed to sell the assets.

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

        Operating results for the discontinued Frutas Marinas S.A. are as follows:

		FY 2004	FY 2003

Net revenues	$	---	$1,262,021

Operating loss before income tax benefit		(354,550)	(3,296,375)
Provision for income tax benefit		123,252	1,314,594

Loss from operations of discontinued shrimp farm business		(231,298)	(1,981,781)
Impairment loss on discontinued shrimp farm business (net of tax benefit of $1,997,359)		---	(3,010,005)

Loss on discontinued operations		$(231,298)	$(4,991,786)

20.   Impairment of Long-Lived Assets

        The Company has recognized an impairment loss of $442,000 ($139,000 net of minority interest and taxes) in fiscal year 2004 for the long-lived assets at its fish farm operations, American Arab Aquaculture Company (AMARACO), located in Jordan.  The Company reports results of this fish farm operation under its Aquaculture Segment.  The Company has determined that an impairment loss is necessary due to the uncertainty that AMARACO will generate future net cash flows sufficient to recover the carrying value of its long-lived assets.  AMARACO was initially purchased in July 2001 and has not generated operating income to date.  The future operation of the farm is predicated on an agreement with the Company's partners for an additional capital infusion in the range of $300,000 for working capital.  Due to the current uncertainty regarding this agreement and its impact on the future viability of the farm, the Company has recognized an impairment loss.

21.   Segment Reporting

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

Reportable segments for the fiscal year ended July 31, 2004 are as follows:

			Aquaculture

	Consulting	Analytical	Continued	Discontinued			Elimination	Total

Net revenues from external customers (1)	$84,464,323	$5,002,770	$33,430	$	---	$	---	$89,500,523
Intersegment net revenues	995,510	---	---		---		(995,510)	---

Total consolidated net revenues	$85,459,833	$5,002,770	$33,430	$	---		$(995,510)	$89,500,523

Depreciation expense (1)	$1,006,661	$544,636	$55,472	$	---	$	---	$1,606,769
Segment profit (loss) before income
taxes and minority interest	7,976,832	(1,378,988)	(597,438)		(354,550)		---	5,645,856
Segment assets	54,992,626	7,447,000	34,000		30,000		---	62,503,626
Expenditures for long-lived assets – gross	1,624,260	72,828	---		---		---	1,697,088

Geographic Information:
	Net	Long-Lived
	Revenues (1) (2)	Assets – Gross

United States	$55,729,523	$26,687,802
Foreign Countries	33,771,000	474,000

(1)   Net revenue of $13,641 from discontinued operations is excluded from this table.  (sale of remaining inventories and miscellaneous supplies)
(2)   Net revenues are attributed to countries based on the location of the customers.  Net revenues in foreign countries includes $16.6 million in Saudi Arabia and $10.0 million in Kuwait.

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

(1)   Net revenue of $1,262,021 and depreciation expense of  $251,481 from discontinued operations is excluded from this table.
(2)   Net revenues are attributed to countries based on the location of the customers.  Net revenues in foreign countries includes $11.4 million in Saudi Arabia and $9.8 million in Kuwait.

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
(2)   Net revenues are attributed to countries based on the location of the customers.  Net revenues in foreign countries includes $8.1 million in Saudi Arabia and $3.2 million in Kuwait.

22.   Subsequent Events

        In October 2004, Congress passed, and the President signed into law, the American Jobs Creation Act of 2004 (the "Act").  Some key provisions of the Act affecting the Company are the repeal of the United States export tax incentive known as the extraterritorial income exclusion (EIE), the implementation of a domestic manufacturing deduction, and the one-time favorable dividend provisions.  The Company is still assessing the impact of the Act.  The EIE is phased out over the calendar years 2005 and 2006 with an exemption for binding contracts with unrelated persons entered into before September 18, 2003.  These phase-out provisions will allow the Company to maintain an EIE deduction of an undeterminable amount through fiscal year 2007.  The Company believes that it will accrue some benefits from the domestic manufacturing deduction, although such benefits cannot be quantified at this time.  The domestic manufacturing deduction will be phased in over a six-year period beginning with the Company's fiscal year 2005.  The Company is also evaluating the impact of the dividend provisions.  As of July 31, 2004 and based on the tax laws in effect at that time, it is the Company's intention to continue to indefinitely reinvest undistributed foreign earnings and accordingly, no deferred tax liability has been recorded in connection therewith.

        On October 25, 2004 the Company announced the declaration of a $.17 dividend payable on or before January 15, 2005 to shareholders of both Class A and Class B common stock on record as of December 17, 2004.

ECOLOGY AND ENVIRONMENT, INC.
SCHEDULE VIII
Allowance for Doubtful Accounts
Years Ended July 31, 2004, 2003, and 2002

	Balance at	Charged to		Balance
	beginning	cost and		at end
Year ended	of period	expense	Deduction	of year

July 31, 2004	$5,853,983	$627,028	$728,415	$5,752,596
July 31, 2003	4,837,852	1,751,913	735,782	5,853,983
July 31, 2002	4,490,781	1,169,005	821,924	4,837,852

Selected quarterly financial data (unaudited)
(In thousands, except per share information)

2004	First	Second	Third	Fourth

Gross revenues	$26,942	$27,785	$29,227	$26,668
Net revenues	22,257	20,981	24,665	21,597
Income from operations	1,311	1,792	1,674	1,609
Income from continuing operations before income taxes
and minority interest	1,401	1,855	1,726	1,018

Net income (loss) from continuing operations	759	1,017	864	(8)
Net loss from discontinued operations	(63)	(51)	(56)	(61)

Total net income (loss)	696	966	808	(69)

Net income (loss) per common share: basic
Continuing operations	$0.19	$0.25	$0.21	$0.00
Discontinued operations	(.02)	(.01)	(0.01)	(0.02)

Total net income (loss) per common share: basic	$0.17	$0.24	$0.20	$(0.02)

Net income (loss) per common share: diluted
Continuing operations	$0.19	$0.25	$0.21	$0.00
Discontinued operations	(0.02)	(0.01)	(0.01)	(0.02)

Total net income (loss) per common share: diluted	$0.17	$0.24	$0.20	$(0.02)

2003	First	Second	Third	Fourth

Gross revenues	$21,883	$29,692	$33,339	$31,300
Net revenues	19,051	20,812	23,438	24,469
Income from operations	1,990	1,640	1,948	2,100
Income from continuing operations before income taxes
and minority interest	1,965	1,658	1,868	1,930

Net income from continuing operations	1,044	877	998	871
Net loss from discontinued operations	(491)	(446)	(410)	(3,645)

Total net income (loss)	553	431	588	(2,774)

Net income (loss) per common share: basic
Continuing operations	$0.26	$0.22	$0.24	$0.23
Discontinued operations	(0.12)	(0.11)	(0.10)	(0.92)

Total net income (loss) per common share: basic	$0.14	$0.11	$0.14	$(0.69)

Net income (loss) per common share: diluted
Continuing operations	$0.26	$0.22	$0.24	$0.22
Discontinued operations	(0.12)	(0.11)	(0.10)	(0.90)

Total net income (loss) per common share: diluted	$0.14	$0.11	$0.14	$(0.68)

2002		First	Second		Third	Fourth

Gross revenues		$19,701	$21,946		$21,452	$25,738
Net revenues		16,274	18,013		17,895	21,228
Income from operations		1,395	842		1,221	1,558
Income from continuing operations before income taxes
and minority interest		1,344	907		1,263	1,631

Net income from continuing operations		724	504		714	1,181
Net loss from discontinued operations		(332)	(343)		(314)	(726)

Total net income		392	161		400	455

Net income (loss) per common share: basic and diluted
Continuing operations		$0.18	$0.12		$0.18	$0.29
Discontinued operations		(0.08)	(0.08)		(0.08)	(0.18)

Total net income per common share		$0.10	$0.04		$0.04	$0.11

Cash dividends declared per common share: basic and diluted	$	---	$0.16	$	---	$0.16

Item 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

       None.

Item 9A.  CONTROLS AND PROCEDURES

         Company management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2004.  In designing and evaluating the Company's disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that, as of July 31, 2004, the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to its chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms.  There have been no significant changes in internal controls over financial reporting during the fourth quarter of fiscal 2004.

Item 9B.  OTHER INFORMATION

        None to report.

PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth the names, ages and positions of the Directors and executive officers of the Company.

Name	Age	Position

Gerhard J. Neumaier	66	President and Director
Frank B. Silvestro	67	Executive Vice President and Director
Gerald A. Strobel	63	Executive Vice President of Technical Services and Director
Ronald L. Frank	65	Executive Vice President of Finance, Secretary, Treasurer and Director
Gerard A. Gallagher, Jr.	72	Director
Roger J. Gray	62	Senior Vice President
Laurence M. Brickman	60	Senior Vice President
Harvey J. Gross	75	Director
Ross M. Cellino	71	Director
Timothy Butler	63	Director

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

       The Company has a separately-designated standing audit committee established in accordance with section 3 (a) 58 (A) of the Securities Exchange Act of 1934 and the American Stock Exchange Requirements.  The members of the audit committee are Timothy Butler, Ross M. Cellino, and Harvey J. Gross.

        The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer and controller, as well as all other employees and the directors of the Company.  The code of ethics, which the Company calls its Code of Business Conduct and Ethics, is filed as an exhibit to this annual report on Form 10-K and posted on the Company's website at www.ene.com.  If the Company makes any substantive amendments to, or grants a waiver (including an implicit waiver) from, a provision of its code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, and that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, the Company will disclose the nature of such amendment or waiver in a current report on Form 8-K.

Item 11.   EXECUTIVE COMPENSATION

        There is shown below information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended July 31, 2002, 2003 and 2004 of those persons who were at July 31, 2004 (i) the chief executive officer and (ii) the four other most highly compensated executive officers with annual salary and bonus for the fiscal year ended July 31, 2004 in excess of $100,000.  In this report, the five persons named in the table below are referred to as the "Named Executives."

SUMMARY COMPENSATION TABLE

		Annual Compensation				Long-Term Compensation

Name and Principal Position	Fiscal Year		Salary	Bonus (1)	Other	Stock Incentive Options (Shares)	Restricted Stock Awards (3)	Long Term Compensation Payouts	All Other (2)

Gerhard J. Neumaier	2004		$278,897	$30,000	-0-	-0-	-0-	-0-	$16,035
President and Director	2003		$260,653	$32,500	-0-	-0-	-0-	-0-	$15,207
	2002		$250,271	$25,000	-0-	-0-	-0-	-0-	$14,881

Frank B. Silvestro	2004		$253,730	$30,000	-0-	-0-	-0-	-0-	$14,724
Executive Vice President	2003		$236,968	$32,500	-0-	-0-	-0-	-0-	$13,973
and Director	2002		$227,530	$25,000	-0-	-0-	-0-	-0-	$13,608

Ronald L. Frank	2004		$253,730	$30,000	-0-	-0-	-0-	-0-	$14,724
Executive Vice President	2003		$236,968	$32,500	-0-	-0-	-0-	-0-	$13,973
of Finance, Secretary,	2002		$227,530	$25,000	-0-	-0-	-0-	-0-	$13,570
Treasurer and Director

Gerald A. Strobel	2004		$253,730	$30,000	-0-	-0-	-0-	-0-	$14,724
Executive Vice President	2003		$236,968	$32,500	-0-	-0-	-0-	-0-	$13,973
of Technical Services and	2002		$227,530	$25,000	-0-	-0-	-0-	-0-	$13,570
Director

Roger J. Gray*	2004	$	l96,382	$-0-	-0-	-0-	-0-	-0-	$10,235
Senior Vice President	2003		$211,330	$76,626	-0-	-0-	-0-	-0-	$14,841
	2002		$200,974	$-0-	-0-	-0-	4,525	-0-	$10,696

(1)   Amounts earned for bonus compensation determined by the Board of Directors.
(2)   Represents group term life insurance premiums, contributions made by the Company to its Defined Contribution Plan and Defined Contribution Plan SERP accruals on behalf of each of the Named Executives.
(3)   As of July 31, 2004, there were 500 shares of the Company's Class A Common Stock which was restricted stock issued pursuant to the Company's Stock Award Plan issued to Roger Gray having a value of $4,525 as of July 31, 2004.

*      For the period beginning November 2001 through June 30, 2003, Mr. Gray was on an assignment in Saudi Arabia as Project Manager of the Company's work there.  The Board of Directors has approved a special cost of living adjustment and completion bonus for Mr. Gray amounting to approximately 40% of base salary earned annually.

        None of the Company's executive officers have employment agreements.  Directors who are not employees of the Company are paid an annual fee of $27,537 payable quarterly.

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

Stock Award Plan

         Effective March 16, 1998, the Company adopted the Ecology and Environment, Inc. 1998 Stock Award Plan (the “1998 Plan”).  To supplement the 1998 Plan the 2003 Stock Award Plan (the "2003 Plan") was approved by the shareholders at the annual meeting held in January 2004 (the 1998 Plan and the 2003 Plan collectively referred to as the “Award Plan”).  The 2003 Plan was approved retroactive to October 16, 2003 and will terminate on October 15, 2008.  Under the Award Plan key employees (including officers) of the Company or any of its present or future subsidiaries may be designated to receive awards of Class A common stock of the Company as a bonus for services rendered to the Company or its subsidiaries, without payment therefore, based upon the fair market value of the common stock at the time of the award.  The Award Plan authorizes the Company’s board of directors to determine for what period of time and under what circumstances awards can be forfeited.

        The Award Plan is not a qualified plan under Section 401(a) of the Internal Revenue Code.  The plan permits grants of the award for a period of five (5) years from the date of adoption.  As of July 31, 2004, awards for 212,976 shares of Class A common stock have been granted under both plans.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

        The following table sets forth, as of September 30, 2004, the number of outstanding shares of Class A Common Stock and Class B Common Stock of the Company beneficially owned by each person known by the Company to be the beneficial owner of more than 5 percent of the then outstanding shares of Common Stock:

	Class A Common Stock		Class B Common Stock

	Nature and Amount	Percent of	Nature and Amount
	of Beneficial	Class as	of Beneficial	Percent
Name and Address (1)	Ownership (2) (3)	Adjusted (3)	Ownership (2) (3)	of Class

Gerhard J. Neumaier*	355,777	12.8%	345,894	21.1%
Frank B. Silvestro*	276,937	10.2%	276,937	16.9%
Ronald L. Frank*	208,059	7.9%	199,544	12.1%
Gerald A. Strobel*	208,578	7.9%	208,578	12.7%
Franklin Resources, Inc.	230,000	9.4%	---	---
First Carolina Investors, Inc.	317,100	13.0%	---	---

The Cameron Baird Foundation	193,000	7.9%	---	---
E*Capital Corporation (4)	174,600	7.1%	---	---

*   See Footnotes in next table

(1)     The address for Gerhard J. Neumaier, Frank B. Silvestro, Ronald L. Frank and Gerald A. Strobel is c/o Ecology and Environment, Inc., 368 Pleasant View Drive, Lancaster, New York 14086, unless otherwise indicated.  The address for Franklin Resources, Inc. is 901 Mariners Island Blvd., 6th Floor, San Mateo, California 94404.   The address for The Cameron Baird Foundation is c/o  Kavinoky & Cook, LLP, 726 Exchange Street, Suite 600, Buffalo, New York 14210.  The address for First Carolina Investors, Inc. is 1130 East Third Street, Suite 400, Charlotte, North Carolina 28204.  The address for E*Capital Corporation is 1000 Wiltshire Blvd.,  Los Angeles, CA 90017-2459 and the address for Edward W. Wedbush is P.O. Box 30014, Los Angeles, CA 90030-0014.

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

(3)     There are 2,444,445 shares of Class A Common Stock issued and outstanding and 1,643,045 shares of Class B Common Stock issued and outstanding as of September 30, 2004.  The figures in the "as adjusted" columns are based upon these totals and except as set forth in the preceding sentence, upon the assumptions described in footnote 2 above.

(4)     Includes 82,000 shares owned by Edward W. Wedbush.

SECURITY OWNERSHIP OF MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the Company's Class A Common Stock and Class B Common Stock as of September 30, 2004, by (i) each Director of the Company and (ii) all Directors and officers of the Company as a group.

	Class A Common Stock		Class B Common Stock

	Nature and Amount	Percent of	Nature and Amount
	of Beneficial	Class as	of Beneficial	Percent
Name (1)	Ownership (2) (3)	Adjusted (4)	Ownership (2) (3)	of Class

Gerhard J. Neumaier* (5) (13)	355,777	12.8%	345,894	21.1%
Frank B. Silvestro* (13)	276,937	10.2%	276,937	16.9%
Ronald L. Frank* (6) (13)	208,059	7.9%	199,544	12.1%
Gerald A. Strobel (7) (13)*	208,578	7.9%	208,578	12.7%
Harvey J. Gross (8)	80,047	3.2%	80,047	4.9%
Gerard A. Gallagher, Jr.	61,641	2.5%	61,300	3.7%
Ross M. Cellino (9)	16,111	*	1,050	*
Roger Gray (10)	10,795	*	5,662	*
Timothy Butler	1,600	*	---	---
Directors and Officers Group (11) (12) (10 Individuals)	1,229,272	33.9%	1,179,012	71.8%

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

3.     Each named person and all Directors and officers as a group are deemed to be the beneficial owners of securities that may be acquired within 60 days through the exercise of exchange or conversion rights.  The shares of Class A Common Stock issuable upon conversion by any such shareholder are not included in calculating the number of shares or percentage of Class A Common Stock beneficially owned by any other shareholder.  Moreover, the table gives effect to only 3,000 shares of Class A Common Stock of the total 20,450 shares of Class A Common Stock that may be issued pursuant to the Company's Incentive Stock Option Plan, which may be purchased within the next 60 days pursuant to vested options granted to two officers.

4.     There are 2,444,445 shares of Class A Common Stock issued and outstanding and 1,643,045 shares of Class B Common Stock issued and outstanding as of September 30, 2004.  The figure in the "as adjusted" columns are based upon these totals and except as set forth in the preceding sentence, upon the assumptions described in footnotes 2 and 3 above.

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

11.     Does not include 71,107 shares (35,650 shares of Class A Common Stock and 35,457 shares of Class B Common Stock) owned by the Company's Defined Contribution Plan of which Messrs. Gerhard J. Neumaier, Frank, Silvestro and Strobel constitute four of the five trustees of each Plan.

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

13.     Subject to the terms of the Restrictive Agreement.  See "Security Ownership of Certain Beneficial Owners-Restrictive Agreement."

Restrictive Agreement

        Messrs. Gerhard J. Neumaier, Silvestro, Frank, and Strobel entered into a Stockholders' Agreement in 1970 which governs the sale of an aggregate of 1,167,068 shares Class B Common Stock owned by them, the former spouse of one of the individuals and the children of the individuals.  The agreement provides that prior to accepting a bona fide offer to purchase all or any part of their shares, each party must first allow the other members to the agreement the opportunity to acquire on a pro rata basis, with right of over-allotment, all of such shares covered by the offer on the same terms and conditions proposed by the offer.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        None.

Item 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the fiscal years ended July 31, 2004 and 2003, PricewaterhouseCoopers (PwC) provided audit and non-audit services to the Company.  The Audit Committee approves all audit and non-audit services performed by the Company's independent auditor.  Set forth below are the aggregate fees billed for these services for the last two fiscal years.

	FY 2004	FY 2003

Audit Fees	$172,000	$172,000
Audit Related Services	34,500	25,500
Tax Services	---	---
All Other Fees	5,300	---

Grand Total	$211,800	$197,500

Audit Fees:  The aggregate fees accrued for professional services rendered for the audit of the Company's financial statements for the fiscal years ended July 31, 2004 and 2003 and for the reviews of the financial statements included in the Company's quarterly reports on Form 10-Q for the fiscal years ended July 31, 2004 and 2003 were $172,000 and $172,000, respectively.

Audit Related Fees:  The aggregate fees billed by PwC for services rendered to the Company for 401(k), pension plan audits and indirect rate audits for the years ended July 31, 2004 and 2003 were $34,500 and $25,500, respectively.

Tax Services:  No tax consulting or compliance services were provided by PwC in fiscal years 2004 and 2003.

All Other Fees:  The Company was billed $5,300 in fiscal year 2004 related to review of SEC comment letters.

PART IV

Item 15.   EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES

			Page
(a)	1.	Financial Statements

		Report of Independent Registered Public Accounting Firm	17

		Consolidated Balance Sheet - July 31, 2004 and 2003	18

		Consolidated Statement of Income for the fiscal years ended July 31, 2004, 2003 and 2002	19

		Consolidated Statement of Cash Flows for the fiscal years ended July 31, 2004, 2003 and 2002	20

		Consolidated Statement of Changes in Shareholders Equity for the fiscal years ended July 31, 2004, 2003 and 2002	21

		Notes to Consolidated Financial Statements	22

	2.	Financial Statement Schedule

		Schedule VIII - Allowance for Doubtful Accounts	35

		All other schedules are omitted because they are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

3.	Exhibits

	Exhibit No.	Description

	3.1	Certificate of Incorporation (1)

	3.2	Certificate of Amendment of Certificate of Incorporation filed on March 23, 1970 (1)

	3.3	Certificate of Amendment of Certificate of Incorporation filed on January 19, 1982 (1)

	3.4	Certificate of Amendment of Certificate of Incorporation filed on January 29, 1987 (1)

	3.5	Certificate of Amendment of Certificate of Incorporation filed on February 10, 1987 (1)

	3.6	Restated By-Laws adopted on July 30, 1986 by Board of Directors (1)

	3.7	Certificate of Change under Section 805-A of the Business Corporation Law filed August 18, 1988 (2)

	3.8	Certificate of Amendment of Certificate of Incorporation filed January 15, 1988 (2)

	4.1	Specimen Class A Common Stock Certificate (1)

	4.2	Specimen Class B Common Stock Certificate (1)

	10.1	Stockholders" Agreement among Gerhard J. Neumaier, Ronald L. Frank, Frank B. Silvestro and Gerald A. Strobel dated May 12, 1970 (1)

	10.4	Ecology and Environment, Inc. Defined Contribution Plan Agreement dated July 25, 1980 as amended on April 28, 1981 and July 21, 1983 and restated effective August 1, 1984 (1)

	10.5	Summary of Ecology and Environment Discretionary Performance Plan (3)

	10.6	1998 Ecology and Environment, Inc. Stock Award Plan and Amendments (3)

	10.7	2003 Ecology and Environment, Inc. Stock Award Plan (4)

	14.1	Code of Ethics (4)

	21.5	Schedule of Subsidiaries as of July 31, 2004 (4)

	23.0	Consent of Independent Registered Public Accounting Firm (4)

	31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (4)

	31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (4)

	32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

	32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

Footnotes

(1) Filed as exhibits to the Company's Registration Statement on Form S-1, as amended by Amendment Nos. 1 and 2, (Registration No. 33-11543), and incorporated herein by reference.

(2) Filed as exhibits to the Company's Form 10-K for Fiscal Year Ending July 31, 2002, and incorporated herein by reference.

(3) Filed as exhibits to the Company's 10-K for the Fiscal Year Ending July 31, 2003.

(4) Filed herewith.

(b)	Reports on Form 8-K

Registrant filed a Form 8-K report on June 16, 2004 to report Company earnings.  Also, the registrant filed a Form 8-K on May 12, 2004 to report that a subsidiary of Ecology and Environment, Inc., Walsh Environmental Scientists and Engineers, LLC, purchased Gustavson Associates, LLC.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, ECOLOGY AND ENVIRONMENT, INC. has duly caused this Annual Report to be signed on its behalf by the undersigned hereunto duly authorized:

ECOLOGY AND ENVIRONMENT, INC.
Dated: October 29, 2004	/s/ GERHARD J. NEUMAIER

GERHARD J. NEUMAIER, PRESIDENT

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ GERHARD J. NEUMAIER

GERHARD J. NEUMAIER	President (Chief Executive Officer)	October 29, 2004

/s/ FRANK B. SILVESTRO

FRANK B. SILVESTRO	Executive Vice-President	October 29, 2004

/s/ GERALD A. STROBEL

GERALD A. STROBEL	Executive Vice-President	October 29, 2004

/s/ RONALD L. FRANK

RONALD L. FRANK	Secretary, Treasurer, Executive Vice-President of Finance	October 29, 2004
(Principal Financial and Accounting Officer)

/s/ GERARD A. GALLAGHER, JR.

GERARD A. GALLAGHER, JR.	Director	October 29, 2004

/s/ HARVEY J. GROSS

HARVEY J. GROSS	Director	October 29, 2004

/s/ ROSS M. CELLINO

ROSS M. CELLINO	Director	October 29, 2004

/s/ TIMOTHY BUTLER

TIMOTHY BUTLER	Director	October 29, 2004