Form 10-K/A
period 2004-07-31
ECOLOGY & ENVIRONMENT INC
filed 2004-11-10
CIK 809933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K/A

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

EXPLANATION OF FIRST AMENDMENT

          The Registrant, Ecology and Environment, Inc., (the "Company" or "EEI"), filed a Form 10-K on October 29, 2004 with the Securities and Exchange Commission, (the "SEC").  Item 11, Executive Compensation, of that form is hereby amended as shown in this First Amendment.  All other items remain unchanged from the previously filed Form 10-K.  In addition, in connection with the filing of this First Amendment, and pursuant to the rules of the Securities and Exchange Commission, the Registrant is including with this First Amendment certain currently dated certifications.

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

SUMMARY COMPENSATION TABLE

		Annual Compensation				Long-Term Compensation

Name and Principal Position	Fiscal Year		Salary	Bonus (1)	Other	Stock Incentive Options (Shares)	Restricted Stock Awards (3)	Long Term Compensation Payouts (5)	All Other (2)

Gerhard J. Neumaier President and Director	2004		$278,897	$30,000	-0-	-0-	-0-	-0-	$16,035
	2003		$260,653	$32,500	-0-	-0-	-0-	-0-	$15,207
	2002		$250,271	$25,000	-0-	-0-	-0-	-0-	$14,881

Frank B. Silvestro Executive Vice President and Director	2004		$253,730	$30,000	-0-	-0-	-0-	-0-	$14,724
	2003		$236,968	$32,500	-0-	-0-	-0-	-0-	$13,973
	2002		$227,530	$25,000	-0-	-0-	-0-	-0-	$13,608

Ronald L. Frank Executive Vice President of Finance, Secretary, Treasurer and Director	2004		$253,730	$30,000	-0-	-0-	-0-	-0-	$14,724
	2003		$236,968	$32,500	-0-	-0-	-0-	-0-	$13,973
	2002		$227,530	$25,000	-0-	-0-	-0-	-0-	$13,570

Gerald A. Strobel Executive Vice President of Technical Services and Director	2004		$253,730	$30,000	-0-	-0-	-0-	-0-	$14,724
	2003		$236,968	$32,500	-0-	-0-	-0-	-0-	$13,973
	2002		$227,530	$25,000	-0-	-0-	-0-	-0-	$13,570

Roger J. Gray (4) Senior Vice President	2004	$	l96,382	$3,000	-0-	-0-	$2,000	$21,951	$10,235
	2003		$211,330	$76,626	-0-	-0-	-0-	-0-	$14,841
	2002		$200,974	$-0-	-0-	-0-	-0-	-0-	$10,696

(1)   Amounts earned for bonus compensation determined by the Board of Directors.
(2)   Represents group term life insurance premiums, contributions made by the Company to its Defined Contribution Plan and Defined Contribution Plan SERP accruals on behalf of each of the Named Executives.
(3)   As of July 31, 2004, there were 500 shares of the Company's Class A Common Stock which was restricted stock issued pursuant to the Company's Stock Award Plan issued to Roger Gray having a value of $4,525 as of July 31, 2004.  Subsequently, in October 2004, additional grants representing 221 shares were issued to Mr. Gray with a value of $2,000.
(4)   For the period beginning November 2001 through June 30, 2003, Mr. Gray was on an assignment in Saudi Arabia as Project Manager of the Company's work there.  The Board of Directors has approved a special cost of living adjustment and completion bonus for Mr. Gray amounting to approximately 40% of base salary earned annually.
(5)   Represents the value of vested stock grants pursuant to the Stock Award Plan.

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

SIGNATURE

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, ECOLOGY AND ENVIRONMENT, INC. has duly caused this First Amendment to its Annual Report to be signed on its behalf by the undersigned hereunto duly authorized:

ECOLOGY AND ENVIRONMENT, INC.
Dated: November 10, 2004	/s/ GERHARD J. NEUMAIER

GERHARD J. NEUMAIER, PRESIDENT