Form 10-Q
period 2004-10-30
ECOLOGY & ENVIRONMENT INC
filed 2004-12-20
CIK 809933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 30, 2004
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

Yes   [   ]           No   [X]

      At December 1, 2004, 2,435,627,shares of Registrant's Class A Common Stock (par value $.01) and 1,643,045 shares of Class B Common Stock (par value $.01) were outstanding.

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

Ecology and Environment, Inc Consolidated Balance Sheet

	(Unaudited)
	October 30,	July 31,
Assets	2004	2004

Current assets:
Cash and cash equivalents	$3,523,882	$4,240,333
Investment securities available for sale	145,867	143,647
Contract receivables, net	39,984,718	36,433,300
Deferred income taxes	5,028,647	5,029,233
Other current assets	2,774,074	2,442,900
Assets of discontinued operations held for sale	31,775	29,817

Total current assets	51,488,963	48,319,230

Property, building and equipment, net	11,718,556	11,979,886
Other assets	1,863,703	2,204,510

Total assets	$65,071,222	$62,503,626

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$3,608,502	$6,070,266
Demand loan	2,600,000	---
Accrued payroll costs	3,964,101	4,611,097
Income taxes payable	1,331,333	363,114
Deferred revenue	399,956	739,679
Current portion of long-term debt and capital lease obligations	299,721	266,597
Other accrued liabilities	11,159,281	8,495,677
Liabilities of discontinued operations held for sale	293,180	293,048

Total current liabilities	23,656,074	20,839,478

Deferred income taxes	48,676	107,960
Deferred revenue	344,144	454,540
Long-term debt and capital lease obligations	321,785	336,393
Minority interest	1,335,179	1,382,412

Shareholders' equity:
Preferred stock, par value $.01 per share;
authorized - 2,000,000 shares; no shares
issued	---	---
Class A common stock, par value $.01 per
share; authorized - 6,000,000 shares;
issued - 2,514,235 and 2,501,985 shares	25,143	25,021
Class B common stock, par value $.01 per
share; authorized - 10,000,000 shares;
issued - 1,669,304 and 1,681,304 shares	16,693	16,813
Capital in excess of par value	17,627,169	17,592,444
Retained earnings	24,977,832	24,972,691
Accumulated other comprehensive income	(2,374,386)	(2,336,723)
Unearned compensation, net of tax	(301,834)	(193,282)
Treasury stock - Class A common, 47,608 and 61,490
shares; Class B common, 26,259 and 26,259 shares, at cost	(605,253)	(694,121)

Total shareholders' equity	39,365,364	39,382,843

Total liabilities and shareholders' equity	$65,071,222	$62,503,626

The accompanying notes are an integral part of these financial statements.

Ecology and Environment, Inc. Consolidated Statement of Income (Unaudited)

	Three months ended

		October 30,	November 1,
		2004	2003

Gross revenues		$22,716,296	26,942,449
Less: direct subcontract costs		3,557,884	4,685,222

Net revenues		19,158,412	22,257,227

Cost of professional services and
other direct operating expenses		9,587,191	12,638,589

Gross profit		9,571,221	9,618,638
Administrative and indirect operating expenses		6,154,291	5,667,673
Marketing and related costs		2,577,034	2,246,401
Depreciation		419,541	393,859

Income from operations		420,355	1,310,705
Interest expense		(40,791)	(29,116)
Interest income		14,387	30,263
Other expense		(94,445)	(18,830)
Net foreign currency exchange gain		3,597	108,361

Income from continuing operations before income taxes
and minority interest		303,103	1,401,383
Total income tax provision		27,924	609,601

Net income from continuing operations
before minority interest		275,179	791,782
Minority interest		(223,319)	(32,205)

Net income from continuing operations		51,860	759,577
Loss from discontinued operations		(71,875)	(111,768)
Income tax benefit on loss from discontinued operations		25,156	48,619

Net income		$5,141	$696,428

Net income per common share: basic
Continuing operations		$0.01	$0.19
Discontinued operations		(0.01)	(0.02)

Net income per common share: basic	$	---	$0.17

Net income per common share: diluted
Continuing operations		$0.01	$0.19
Discontinued operations		(0.01)	(0.02)

Net income per common share: diluted	$	---	$0.17

Weighted average common shares outstanding: Basic		3,987,195	3,990,792

Weighted average common shares outstanding: Diluted		4,052,688	4,049,330

The accompanying notes are an integral part of these financial statements.

Ecology and Environment, Inc. Consolidated Statement of Cash Flows (Unaudited)

	Three months ended

	October 30,	November 1,
	2004	2003

Cash flows from operating activities:
Net income from continuing operations	$51,860	$759,577
Net loss from discontinued operations	(46,719)	(63,149)
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	419,541	393,859
Amortization	43,568	42,689
Gain (loss) on disposition of property and equipment	7,151	(11,769)
Minority interest	(47,233)	(60,150)
Provision for contract adjustments	57,099	312,333
(Increase) decrease in:
- contracts receivable, net	(3,608,395)	2,295,683
- other current assets	(331,174)	433,495
- deferred income taxes	---	(44,882)
- other non-current assets	340,807	558,961
- assets held for sale	(1,958)	83,160
Increase (decrease) in:
- accounts payable	(2,461,764)	(1,696,086)
- accrued payroll costs	(574,246)	(567,710)
- income taxes payable	968,219	570,561
- deferred revenue	(450,119)	(5,898,213)
- other accrued liabilities	2,663,604	4,662,803
- liabilities held for sale	132	(4,469)

Net cash provided by (used in) operating activities	(2,969,627)	1,766,693

Cash flows provided by (used in) investing activities:
Purchase of property, building and equipment, gross	(233,942)	(582,457)
Disposal of property, building and equipment, gross	68,580	257,151
Purchase of investments	(1,469)	(35,596)

Net cash used in investing activities	(166,831)	(360,902)

Cash flows provided by (used in) financing activities:
Proceeds from debt	2,624,981	---
Repayment of debt	(6,465)	(2,071,453)
Net proceeds from issuance of common stock	1,812	12,325
Purchase of treasury stock	(161,778)	---

Net cash provided by (used in) financing activities	2,458,550	(2,059,128)

Effect of exchange rate changes on cash and cash equivalents	(38,543)	54,450

Net decrease in cash and cash equivalents from continuing operations	(716,451)	(598,887)
Cash and cash equivalents at beginning of period	4,240,333	6,577,390

Cash and cash equivalents at end of period	$3,523,882	$5,978,503

The accompanying notes are an integral part of these financial statements.

Ecology and Environment, Inc Consolidated Statement of Changes in Shareholders' Equity

							Accumulated
	Common Stock				Capital in		Other
	Class A		Class B		Excess of	Retained	Comprehensive	Unearned	Treasury Stock
	Shares	Amount	Shares	Amount	Par Value	earnings	Income	Compensation	Shares	Amount

Balance at July 31, 2003	2,469,071	$24,691	1,712,068	$17,121	$17,467,974	$23,967,504	$(2,111,830)	$(156,552)	109,772	$(831,286)

Net income	---	---	---	---	---	2,401,317	---	---	---	---
Foreign currency translation reserve	---	---	---	---	---	---	(134,017)	---	---	---
Cash dividends paid ($.34 per share)	---	---	---	---	---	(1,396,130)	---	---	---	---
Unrealized investment gain, net	---	---	---	---	---	---	(90,876)	---	---	---
Conversion of common stock - B to A	30,764	308	(30,764)	(308)	---	---	---	---	---	---
Repurchase of Class A common stock	---	---	---	---	---	---	---	---	24,326	(221,275)
Stock options exercised	2,150	22	---	---	15,916	---	---	---	---	---
Issuance of stock under stock award plan, net	---	---	---	---	111,229	---	---	(214,445)	(47,795)	367,333
Amortization, net of tax	---	---	---	---	---	---	---	177,715	---	---
Forfeitures	---	---	---	---	(2,675)	---	---	---	1,446	(8,893)

Balance at July 31, 2004	2,501,985	$25,021	1,681,304	$16,813	$17,592,444	$24,972,691	$(2,336,723)	$(193,282)	87,749	$(694,121)

Net income	---	---	---	---	---	5,141	---	---	---	---
Foreign currency translation reserve	---	---	---	---	---	---	(38,543)	---	---	---
Unrealized investment gain, net	---	---	---	---	---	---	880	---	---	---
Conversion of common stock - B to A	12,000	120	(12,000)	(120)	---	---	---	---	---	---
Repurchase of Class A common stock	---	---	---	---	---	---	---	---	17,700	(161,778)
Stock options exercised	250	2	---	---	1,810	---	---	---	---	---
Issuance of stock under stock award plan, net	---	---	---	---	38,230	---	---	(158,226)	(33,531)	265,230
Amortization, net of tax	---	---	---	---	---	---	---	43,568	---	---
Forfeitures	---	---	---	---	(5,315)	---	---	6,106	1,949	(14,584)

Balance at October 30, 2004	2,514,235	$25,143	1,669,304	$16,693	$17,627,169	$24,977,832	$(2,374,386)	$(301,834)	73,867	$(605,253)

Ecology and Environment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)

Summary of Operations and Basis of Presentation

          The consolidated financial statements included herein have been prepared by Ecology and Environment, Inc., ("E & E" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information.  All such adjustments are of a normal recurring nature.  Although E & E believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations.  Therefore, these financial statements should be read in conjunction with the financial statements and the notes thereto included in E & E's 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The results of operations for the three months ended October 30, 2004 are not necessarily indicative of the results for any subsequent period or the entire fiscal year ending July 31, 2005.

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

          c.   Reclassifications

          Certain prior year amounts were reclassified to conform to the July 31, 2004 financial statement presentation.

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

         Substantially all of the Company's cost-type work is with federal governmental agencies and, as such, is subject to audits after contract completion.  Provisions for adjustments to the revenue accrued under these cost-type contracts are provided for on an annual basis based on past settlement history.  Government audits have been completed through fiscal year 2000 and are currently in process for fiscal years 2001.  However, final rates have not been negotiated under these audits since 1991.  The majority of the balance in the allowance for contract adjustments accounts represent a reserve against possible adjustments for the fiscal years 1992-2004.

          Deferred revenue balances of $744,000 and $1.2 million at October 30, 2004 and July 31, 2004, respectively, represent net advances received under the Saudi and Kuwait contracts.  Those advances are recognized against future progress billings over the respective contract periods.

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

          The financial statements of foreign subsidiaries located in highly inflationary economies are remeasured as if the functional currency were the U.S. dollar.  The remeasurement of local currencies into U.S. dollars creates translation adjustments which are included in net income.  There were no highly inflationary economy translation adjustments for fiscal years 2004 - 2005.

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

          h.   Impairment of Long-Lived Assets

          The Company accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets."  SFAS No. 144 required that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable.  The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value.  The Company recognized an impairment loss of $5,007,364 ($3,010,005 net of tax) on its shrimp farm operations in FY 2003.  An impairment loss of $442,000 ($139,000 net of minority interest and tax) was recognized in fiscal year 2004 for the long-term assets at the Company's fish farm in Jordan.  The impaired assets consist of buildings, improvements and equipment which are continued to be held for use.

2.       Contract Receivables, net

	October 30, 2004	July 31, 2004

United States government -
Billed	$2,608,753	$2,781,554
Unbilled	4,072,083	4,761,344

	6,680,836	7,542,898

Industrial customers and state and municipal governments -
Billed	32,614,380	27,300,992
Unbilled	3,449,479	5,169,931

	36,063,859	32,470,923

Less allowance for contract adjustments	(2,759,977)	(3,580,521)

	$39,984,718	$36,433,300

          United States government receivables arise from long-term U.S. government prime contracts and subcontracts.  Unbilled receivables result from revenues which have been earned, but are not billed as of period-end.  The above unbilled balances are comprised of incurred costs plus fees not yet processed and billed; and differences between year-to-date provisional billings and year-to-date actual contract costs incurred and fees earned of approximately $131,000 at October 30, 2004 and $465,000 at July 31, 2004.  Management anticipates that the October 30, 2004 unbilled receivables will be substantially billed and collected within one year.  Included in the balance of receivables for industrial customers and state and municipal customers are receivables due under the contracts in Saudi Arabia and Kuwait of $18.5 million and $16.2 million at October 30, 2004 and July 31, 2004, respectively.  Within the above billed balances are contractual retainages in the amount of approximately $520,000 at October 30, 2004 and $544,000 at July 31, 2004.   Management anticipates that the October 30, 2004 retainage balance will be substantially collected within one year.  Included in other accrued liabilities is an additional allowance for contract adjustments relating to potential cost disallowances on amounts billed and collected in current and prior years' projects of approximately $2.2 million at October 30, 2004 and July 31, 2004.  An allowance for contract adjustments is recorded for contract disputes and government audits when the amounts are estimatable.

          The contracts in Saudi Arabia are through the Company's majority owned (66 2/3%) subsidiary Ecology and Environment of Saudi Arabia Co., LTD. (EESAL). The Company has an agreement with its' minority shareholder to divide any profits in EESAL from the current contracts equally, and to pay to the minority shareholder a commission of 5% of the total contract values. The commission and additional profit sharing covers on-going representation in the Kingdom, logistical support including the negotiation and procurement of Saudi national personnel, facilities, equipment, licenses, permits, and any other support deemed necessary in the implementation and performance of the Saudi contracts. As of October 30, 2004 the Company has incurred expense of $1,904,000 ($69,000 for the first three months of fiscal year 2005, $944,000 in fiscal year 2004, $505,000 in fiscal year 2003 and $386,000 in fiscal year 2002) under the terms of this commission agreement.

3.       Line of Credit

          The Company maintains an unsecured line of credit available for working capital and letters of credit of $20 million with a bank at ½% below the prevailing prime rate.  A second line of credit has been established at another bank for up to $13.5 million exclusively for letters of credit.  At October 30, 2004 and July 31, 2004, respectively, the Company had letters of credit outstanding totaling $8,469,838 and $8,765,752, respectively.  The Company had outstanding borrowings for working capital of $2,600,000 at October 30, 2004 and $0 at July 31, 2004.

          The Company is in compliance with all bank loan covenants at October 30, 2004.

4.       Long-Term Debt and Capital Lease Obligations

          Debt inclusive of capital lease obligations at October 30, 2004 and July 31, 2004 consist of the following:

	October 30, 2004	July 31, 2004

Various bank loans and advances at interest rates ranging from 10% to 14 ½ %	$406,568	$381,587
Capital lease obligations at varying interest rates averaging 12%	214,938	221,403

	621,506	602,990

Less: current portion of debt	(226,547)	(195,196)
current portion of lease obligations	(73,174)	(71,401)

Long-term debt and capital lease obligations	$321,785	$336,393

          The aggregate maturities of long-term debt and capital lease obligations at October 30, 2004 and July 31, 2004 are as follows:

	October 30, 2004	July 31, 2004

FY 2005	$299,721	$266,597
FY 2006	65,437	70,482
FY 2007	38,901	38,643
FY 2008	39,974	39,700
FY 2009	41,113	40,822
Thereafter	136,360	146,746

	$621,506	$602,990

5.       Stock Award Plan

          Effective March 16, 1998, the Company adopted the Ecology and Environment, Inc. 1998 Stock Award Plan (the "1998 Plan").  To supplement the 1998 Plan, the 2003 Stock Award Plan (the "2003 Plan") was approved by the shareholders at the annual meeting held in January 2004 (the 1998 Plan and the 2003 Plan collectively referred to as the "Award Plan").  The 2003 Plan was approved retroactive to October 16, 2003 and will terminate on October 15, 2008.  Under the Award Plan key employees (including officers) of the Company or any of its present or future subsidiaries may be designated to receive awards of Class A common stock of the Company as a bonus for services rendered to the Company or its subsidiaries, without payment therefore, based upon the fair market value of the Company stock at the time of the award.  The Award Plan authorizes the Company's board of directors to determine for what period of time and under what circumstances awards can be forfeited.

          The Company issued 33,531 shares in October 2004, 47,795 shares in fiscal year 2004, and 38,712 shares in fiscal year 2003 pursuant to the Award Plan.  Unearned compensation is recorded at the time of issuance and is being amortized over the vesting period.

6.       Shareholders' Equity - Restrictive Agreement

          Messrs. Gerhard J. Neumaier, Frank B. Silvestro, Ronald L. Frank and Gerald A. Strobel entered into a Stockholders' Agreement in 1970 which governs the sale of an aggregate of 1,167,068 shares Class B Common Stock owned by them and the former spouse of one of the individuals and the children of the individuals.  The agreement provides that prior to accepting a bona fide offer to purchase all or any part of their shares, each party must first allow the other members to the agreement the opportunity to acquire on a pro rata basis, with right of over-allotment, all of such shares covered by the offer on the same terms and conditions proposed by the offer.

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

Reportable segments for the three months ended October 30, 2004 are as follows:

			Aquaculture

	Consulting	Analytical	Continued	Discontinued			Elimination	Total

Net revenues from external customers	$18,254,921	$885,477	$18,014	$	---	$	---	$19,158,412
Intersegment net revenues	178,336	---	---		---		(178,336)	---

Total consolidated net revenues	$18,433,257	$885,477	$18,014	$	---		$(178,336)	$19,158,412

Depreciation expense	$281,737	$134,639	$3,165	$	---	$	---	$419,541
Segment profit (loss) before income
taxes and minority interest	669,644	(355,960)	(10,581)		(71,875)		---	231,228
Segment assets	58,225,222	6,796,000	18,000		32,000		---	65,071,222
Expenditures for long-lived assets – gross	233,942	---	---		---		---	233,942

Geographic Information:
	Net	Long-Lived
	Revenues (1)	Assets

United States	$15,734,412	$26,778,729
Foreign Countries	3,424,000	501,000

(1)   Net revenues are attributed to countries based on the location of the customers.  Net revenues in foreign countries includes $1.4 million in Saudi Arabia and $544,000 in Kuwait.

Reportable segments for the three months ended November 1, 2003 are as follows:

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
(2)   Net revenues are attributed to countries based on the location of the customers.  Net revenues in foreign countries includes $3.8 million in Saudi Arabia and $3.3 million in Kuwait.

8.   Acquisitions

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

        This acquisition has been accounted for under the purchase method with the results of their operations consolidated with the Company's results of operations from the acquisition date.  No proforma statements have been provided due to the relative insignificance of this transaction

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At October 30, 2004 the Company had a working capital balance of $27.8 million, up $353,000 from the $27.5 million balance reported at July 31, 2004.  Cash and cash equivalents decreased $716,000 due to a $2.5 million decrease in accounts payable, a $2.7 million increase in other accrued liabilities, and a $3.6 million increase in accounts receivable.  As of October 30, 2004 the Company has receivables outstanding on the Saudi and Kuwait contracts of $9.3 and $9.2 million respectively.  Net advances on these contracts at October 30, 2004 are $744,000, which are backed by letters of credit.  These advances, shown as deferred revenue, have decreased $450,000 due to work performed on these contracts during the first three months of fiscal year 2005.  The Company had outstanding borrowings for working capital of $2,600,000 at October 30, 2004.

The Company maintains an unsecured line of credit of $20.0 million with a bank at ½% below the prevailing prime rate.  A second line of credit is available at another bank for up to $13.5 million, exclusively for letters of credit.  The Company has outstanding letters of credit (LOC’s) at October 30, 2004 in the amount of $8.5 million.  These LOC’s were obtained to secure advance payments and performance guarantees for contracts in the Middle East.  After LOC’s and short-term borrowings there are no outstanding borrowings under the lines of credit and there is $22.4 million of line still available at October 30, 2004.  There are no significant additional working capital requirements pending at October 30, 2004.  The Company believes that cash flows from operations and borrowings against the line of credit will be sufficient to cover all working capital requirements for fiscal year 2005.

Contractual Obligations

	Payments Due by Period

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt Obligations	$406,568	$226,547	$35,404	$38,079	$106,538
Capital Lease Obligations	214,938	73,174	68,934	43,008	29,822
Operating Lease Obligations (1)	4,939,879	2,151,974	2,280,568	501,672	5,665
Other Long-Term Liabilities (2)	744,100	399,956	344,144	---	---

Total	$6,305,485	$2,851,651	$2,729,050	$582,759	$142,025

(1) Represents rents for office and warehouse facilities
(2) Consists of Deferred Revenue on the Saudi Arabia and Kuwait contracts

Results of Operations

Net Revenue

Fiscal Year 2005 vs 2004

Net revenues for the first quarter of fiscal year 2005 were $19.2 million, down 14% from the $22.3 million reported in the first quarter of fiscal year 2004.  Decreased net revenues from the Company’s contracts in Saudi Arabia and Kuwait accounted for the majority of this reduction.  Net revenues from those contracts decreased $5.2 million or 73%.  Percentage of completion on these contracts in the Middle East range from 85% to 94% and it is anticipated that most of the contracts will be substantially completed by the end of fiscal year 2005.  Net revenues from state clients increased $413,000 or 11% from the $3.9 million reported in the first quarter of fiscal year 2004.  Walsh Environmental reported net revenues of $2.3 million for the first quarter of fiscal year 2005, an increase of $407,000 from the $1.9 million reported in the first quarter of fiscal year 2004.  The majority of this increase was due to the consolidation of Gustavson Associates, acquired by Walsh Environmental during the fourth quarter of fiscal year 2004.  Gustavson Associates reported net revenues of $373,000 during the first quarter of fiscal year 2005.  Included in the $5.2 million reduction in net revenues from the contracts in the Middle East, net revenues from the Central Environmental Laboratory (CEL) operation in Kuwait decreased approximately $600,000 from the prior year.

Fiscal Year 2004 vs 2003

Net revenues for the first quarter of fiscal year 2004 were $22.3 million, up 17% from the $19.1 million reported in fiscal year 2003.  The Company’s Saudi Arabia and Kuwait contracts have continued to benefit the Company’s net revenues.  During the first quarter of fiscal year 2004, these contracts reported net revenues of $7.1 million, an increase of 48% from the $4.8 reported in the first quarter of fiscal year 2003.  Net revenues reported from various state clients were $3.9 million, up 30% from the $3.0 million reported in the first quarter of fiscal year 2003. The Company’s Analytical Services Center (ASC) reported net revenues of $938,000 for the first quarter of fiscal year 2004, a decrease of 28% from the $1,300,000 million reported in the first quarter of the prior year.  Walsh Environmental, a majority owned subsidiary, reported net revenues of  $1.9 million for the first quarter of fiscal year 2004, an increase of $480,000 from the $1.5 million reported for the first quarter of fiscal year 2003.

Income From Continuing Operations Before Income Taxes and Minority Interest

Fiscal Year 2005 vs 2004

The Company’s income from continuing operations before income taxes and minority interest for the first quarter of fiscal year 2004 was $303,000, down 78% from the $1.4 million reported in the first quarter of the prior year.  This decrease was mainly attributable to an increase in company-wide administrative and indirect costs as well as the aforementioned reduction in net revenues from the contracts in the Middle East.  The CEL incurred a loss of $412,000 in the first quarter of fiscal year 2005.  The Company is currently negotiating for recovery of these losses.  The Company has a right to exit the contract for failure of its customer to meet minimum volume commitments.  The Company expects to resolve this situation by the end of the second quarter of fiscal year 2005.  Administrative and indirect costs increased $487,000 or 8.5% due to reduced staff utilization and increased costs attributable to the Company’s on-going compliance work in connection with the requirements of the Sarbanes-Oxley Act.  The Company has incurred approximately $120,000 in costs associated with the compliance work for the Sarbanes-Oxley Act during the first quarter of fiscal year 2005.  Marketing and related costs increased $330,000 or 15% due mainly to increased bid and proposal activity in the homeland protection and energy development sectors.

The ASC reported an operating loss of $356,000 for the first quarter of fiscal year 2005 compared to operating loss of $501,000 for the first quarter of the prior year.  The ASC implemented cost reduction efforts during the fourth quarter of fiscal year 2004 to streamline operating and indirect expenses.   It is estimated that the ASC has reduced costs by approximately $1.0 million on an annual basis.  The Company is looking at other alternatives to reducing its exposure to future losses in the ASC.

Fiscal Year 2004 vs 2003

The Company’s income from continuing operations before income taxes and minority interest for the first quarter of fiscal year 2004 was $1.4 million, down $564,000 from the $2.0 million reported in the first quarter of fiscal year 2003.  The decrease is mainly attributable to the Company’s ASC and the CEL operation located in Kuwait and operated under the Kuwait contract.  The ASC reported an operating loss of $501,000 for the first quarter of fiscal year 2004 compared to operating income of $45,000 for the prior year, a decrease of $546,000 or approximately $.08 per share.  The ASC reported a decrease in work in Kuwait as well as a loss of funding on a significant state project.  The CEL operation in Kuwait reported a net loss for the first quarter of fiscal year 2004 of $336,000 compared to a net loss of $58,000 for the first quarter of fiscal year 2003, a decrease of  $278,000 or approximately $.04 per share.  This decrease was principally a result of low work volume.  Volume is projected to increase during the second quarter of fiscal year 2004.  The Company incurred exchange gains as a result of its contracts in Kuwait which are payable in Kuwaiti dinars.  Realized gains for the first quarter amounted to $108,000.

Discontinued Operations

During the fourth quarter of fiscal year 2003, the Company made the decision to discontinue its Costa Rican shrimp farm operation, Frutas Marinas S.A.  The farm had failed to achieve planned production estimates.  Operations management was unable to control repeated outbreaks of disease, primarily White Spot Syndrome Virus resulting in repeated operating losses for the last three years all amid depressed selling prices for the shrimp.  The Company made the decision to terminate operations at its Board of Directors’ meeting in July 2003 and has embarked on a program to liquidate the assets within one year.  In accordance with Financial Accounting Standards No 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviewed the assets of Frutas Marinas S.A. to determine the extent of the impairment loss in the carrying value of the assets.  The Company has estimated the fair value of its assets based on an appraisal of the property for general farm use (the predominate land use surrounding the farm) due to the anticipated difficulty in selling the property as a shrimp farm operation.  As a result, the Company has recognized an impairment loss on discontinued operations of $5,007,364 ($3,010,005 net of tax) during the fourth quarter of fiscal year 2003.  During the first quarter of fiscal year 2005, the shrimp farm reported a loss before taxes of $72,000.  Although not expected to be significant, expenses will continue to be necessary for overall farm security, maintenance and upkeep.  As of October 30, 2004 the shrimp farm operation is still being held for sale.

American Jobs Creation Act of 2004

In October 2004, Congress passed, and the President signed into law, the American Jobs Creation Act of 2004 (the “Act”).  Some key provisions of the act affecting the Company are the repeal of the United States export tax incentive known as the extraterritorial income exclusion (EIE) and the implementation of a domestic manufacturing deduction.  The Company is still assessing the impact of the Act.  The EIE is phased out over the calendar years 2005 and 2006 with an exemption for binding contracts with unrelated persons entered into before September 18, 2003.  These phase-out provisions will allow the Company to maintain an EIE deduction of an undeterminable amount through fiscal year 2007.  The Company believes that it will accrue some benefits from the domestic manufacturing deduction, although such benefits cannot be quantified at this time.  The domestic manufacturing deduction will be phased in over a six-year period beginning with the Company’s fiscal year 2005.  The Company is currently evaluating the impact of the repatriation provisions and expects to complete this evaluation by the end of the current fiscal year.  The dollar amount of possible dividends being considered ranges from $0 to $2 million.  The income tax effect would range from $0 to approximately $100,000.  As of October 30, 2004 and based on the tax laws in effect at that time, it is the Company’s intention to continue to indefinitely reinvest undistributed foreign earnings and accordingly, no deferred tax liability has been recorded in connection therewith.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued its final standard on accounting for share-based payments (SBP), FASB Statement No. 123R (revised 2004), Share-Based Payment.  The Statement requires companies to expense the value of employee stock options and similar awards.  Under FAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest.  Compensation cost for awards that vest would not be reversed if the awards expire without being exercised.  The effective date for public companies is interim and annual periods beginning after June 15, 2005, and applied to all outstanding and unvested SBP awards at a company's adoption.  Management does not anticipate that this Statement will have a significant impact on the Company's financial statements.

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

Management believes the following accounting policies involve its more significant judgments and estimates used in the preparation of its consolidated financial statements.  The Company maintains reserves for cost disallowances on its cost based contracts as a result of government audits.  The Company recently settled fiscal years 1990 and 1991 for amounts within the anticipated range.  However, final rates have not been negotiated under these audits since 1992.  The Company has estimated its exposure based on completed audits, historical experience and discussions with the government auditors.  The Company recorded an impairment loss on its shrimp farm operation in fiscal year 2003.  An estimate of the fair value of its assets was made based on external appraisals of the land and buildings and internal estimates of the realizable value of the equipment.  If these estimates or their related assumptions change, the Company may be required to record additional impairment losses for its shrimp farm operation or additional charges for disallowed costs on its government contracts.

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

The Company may have exposure to market risk for change in interest rates, primarily related to its investments.  The Company does not have any derivative financial instruments included in its investments.  The Company invests only in instruments that meet high credit quality standards.  The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limited default risk, market risk and reinvestment risk.  As of October 30, 2004, the Company’s investments consisted of short-term commercial paper and mutual funds.  The Company does not expect any material loss with respect to its investments.

The Company is currently documenting, evaluating, and testing its internal controls in order to allow management to report on and attest to, and its' independent public accounting firm to attest to, the Company's internal controls as of July 31, 2005, as required by Section 404 of the Sarbanes-Oxley Act. The Company expects to devote substantial time and expense in this endeavor during fiscal year 2005.  If weaknesses in our existing information and control systems are discovered that impede our ability to satisfy Sarbanes-Oxley reporting requirements, the Company must successfully and timely implement improvements to those systems. There is no assurance that the Company will be able to meet these requirements.

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

PART 2 - OTHER INFORMATION

Item 1.   Legal Proceedings

          The Registrant has no information for Item 1 that is required to be presented.

Item 2.   Changes in Securities and Use of Proceeds

          (e)    Purchased Equity Securities.  The following table summarizes the Company's purchases of its common stock during the quarter ended October 30, 2004:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

August 1, 2004 - August 31, 2004	5,700	$9.14	5,700	73,834
September 1, 2004 - September 30, 2004	2,600	$9.36	2,600	71,234
October 1, 2004 - October 31, 2004	9,400	$9.08	9,400	61,834

Total	17,700	$9.14	17,700

          (1)   The Company purchased 17,700 shares of its Class A common stock during the first quarter of its fiscal year ended July 31, 2005 pursuant to a 200,000 share repurchase program approved at the October 26, 2000 Board of Directors meeting.  The purchases were made in open-market transactions.

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

Ecology and Environment, Inc.

Date: December 20, 2004	/s/ RONALD L. FRANK RONALD L. FRANK EXECUTIVE VICE PRESIDENT CHIEF FINANCIAL OFFICER (PRINCIPAL FINANCIAL ACCOUNTING OFFICER)