Form 10-Q
period 2005-01-29
ECOLOGY & ENVIRONMENT INC
filed 2005-03-15
CIK 809933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 29, 2005
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

Yes   [   ]           No   [X]

      At March 1, 2005, 2,435,435 shares of Registrant's Class A Common Stock (par value $.01) and 1,643,045 shares of Class B Common Stock (par value $.01) were outstanding.

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

Ecology and Environment, Inc
Consolidated Balance Sheet

	Unaudited
	January 29,	July 31,
Assets	2005	2004

Current assets:
Cash and cash equivalents	$4,676,827	$4,240,333
Investment securities available for sale	146,110	143,647
Contract receivables, net	33,539,138	36,433,300
Deferred income taxes	5,028,823	5,029,233
Other current assets	2,508,882	2,442,900
Assets of discontinued operations held for sale	39,525	29,817

Total current assets	45,939,305	48,319,230

Property, building and equipment, net	10,189,826	11,979,886
Other assets	2,020,705	2,204,510

Total assets	$58,149,836	$62,503,626

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$3,744,692	$6,070,266
Accrued payroll costs	4,494,417	4,611,097
Income taxes payable	610,954	363,114
Deferred revenue	319,870	739,679
Current portion of long-term debt and capital lease obligations	274,573	266,597
Other accrued liabilities	9,698,434	8,495,677
Commitments and contingencies (see note #10)	---	---
Liabilities of discontinued operations held for sale	280,799	293,048

Total current liabilities	19,423,739	20,839,478

Deferred income taxes	48,676	107,960
Deferred revenue	---	454,540
Long-term debt and capital lease obligations	300,662	336,393
Minority interest	1,643,045	1,382,412

Shareholders' equity:
Preferred stock, par value $.01 per share;
authorized - 2,000,000 shares; no shares
issued	---	---
Class A common stock, par value $.01 per
share; authorized - 6,000,000 shares;
issued - 2,514,235 and 2,501,985 shares	25,143	25,021
Class B common stock, par value $.01 per
share; authorized - 10,000,000 shares;
issued - 1,669,304 and 1,681,304 shares	16,693	16,813
Capital in excess of par value	17,626,593	17,592,444
Retained earnings	22,521,826	24,972,691
Accumulated other comprehensive income	(2,330,920)	(2,336,723)
Unearned compensation, net of tax	(248,039)	(193,282)
Treasury stock - Class A common, 78,800 and 61,490
shares; Class B common, 26,259 and 26,259 shares, at cost	(877,582)	(694,121)

Total shareholders' equity	36,733,714	39,382,843

Total liabilities and shareholders' equity	$58,149,836	$62,503,626

The accompanying notes are an integral part of these financial statements.

Ecology and Environment, Inc.
Consolidated Statement of Income
Unaudited

	Three months ended		Year to date

	January 29,	January 31,	January 29,	January 31,
	2005	2004	2005	2004

Gross revenues	$21,171,630	$27,785,305	$43,887,926	$54,727,754
Less: direct subcontract costs	3,757,432	6,804,312	7,315,316	11,489,534

Net revenues	17,414,198	20,980,993	36,572,610	43,238,220

Cost of professional services and
other direct operating expenses	9,270,569	11,407,097	18,857,760	24,045,686

Gross profit	8,143,629	9,573,896	17,714,850	19,192,534
Administrative and indirect operating
expenses	5,899,155	5,169,998	12,053,446	10,837,671
Marketing and related costs	2,345,548	2,206,934	4,922,582	4,453,335
Depreciation	454,610	404,698	874,151	798,557
Long-lived asset impairment loss	1,644,000	---	1,644,000	---

Income (loss) from operations	(2,199,684)	1,792,266	(1,779,329)	3,102,971
Interest expense	(30,005)	(40,513)	(70,796)	(69,629)
Interest income	7,926	54,521	22,313	84,784
Other expense	(165,604)	(30,192)	(260,049)	(49,022)
Net foreign currency exchange gain	3,951	78,948	7,548	187,309

Income (loss) from continuing operations before income
taxes and minority interest	(2,383,416)	1,855,030	(2,080,313)	3,256,413
Total income tax provision (benefit)	(789,217)	644,594	(761,293)	1,254,195

Net income (loss) from continuing operations
before minority interest	(1,594,199)	1,210,436	(1,319,020)	2,002,218
Minority interest	(136,409)	(193,810)	(359,728)	(226,015)

Net income (loss) from continuing operations	(1,730,608)	1,016,626	(1,678,748)	1,776,203
Loss from discontinued operations	(42,577)	(90,123)	(114,452)	(201,891)
Income tax benefit on loss from discontinued operations	10,553	39,203	35,709	87,822

Net income (loss)	$(1,762,632)	$965,706	$(1,757,491)	$1,662,134

Net income (loss) per common share: basic
Continuing operations	$(0.44)	$0.26	$(0.42)	$0.45
Discontinued operations	(0.01)	(0.01)	(0.02)	(0.03)

Net income (loss) per common share: basic	$(0.45)	$0.25	$(0.44)	$0.42

Net income (loss) per common share: diluted
Continuing operations	$(0.44)	$0.25	$(0.42)	$0.44
Discontinued operations	(0.01)	(0.01)	(0.02)	(0.03)

Net income (loss) per common share: diluted	$(0.45)	$0.24	$(0.44)	$0.41

Weighted average common shares outstanding: Basic	3,961,308	3,982,264	3,974,395	3,984,241

Weighted average common shares outstanding: Diluted	3,961,308	4,063,991	3,974,395	4,066,215

The accompanying notes are an integral part of these financial statements.

Ecology and Environment, Inc
Consolidated Statement of Cash Flows
Unaudited

	Six months ended

	January 29, 2005	January 31, 2004

Cash flows from operating activities:
Net income (loss) from continuing operations	$(1,678,748)	$1,776,203
Net loss from discontinued operations	(78,743)	(114,069)
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Impairment of long-lived assets	1,644,000	---
Depreciation	874,151	798,557
Amortization	97,151	90,851
Gain on disposition of property and equipment	6,237	(6,770)
Minority interest	337,827	140,316
Provision for contract adjustments	119,755	585,724
(Increase) decrease in:
- contracts receivable, net	2,767,585	1,264,972
- other current assets	(65,982)	671,274
- other non-current assets	183,805	1,552,280
- assets held for sale	(9,708)	139,299
Increase (decrease) in:
- accounts payable	(2,325,574)	(2,821,682)
- demand loan payable	---	400,000
- accrued payroll costs	(116,680)	(659,594)
- income taxes payable	247,840	(196,912)
- deferred revenue	(874,349)	(7,658,513)
- other accrued liabilities	1,802,757	4,149,848
- liabilities held for sale	(12,249)	(16,723)

Net cash provided by operating activities	1,919,075	95,061

Cash flows used in investing activities:
Purchase of property, building and equipment, gross	(334,328)	(837,159)
Payment for the purchase of bond	(1,438)	(70,254)

Net cash used in investing activities	(335,766)	(907,413)

Cash flows provided by (used in) financing activities:
Dividends paid	(693,374)	(698,155)
Proceeds from debt	181,216	---
Repayment of debt	(208,971)	(2,096,364)
Net proceeds from issuance of common stock	1,812	12,325
Purchase of treasury stock	(432,686)	(94,716)

Net cash used in financing activities	(1,152,003)	(2,876,910)

Effect of exchange rate changes on cash and cash equivalents	5,188	58,937

Net increase (decrease) in cash and cash equivalents from continuing operations	436,494	(3,630,325)
Cash and cash equivalents at beginning of period	4,240,333	6,577,390

Cash and cash equivalents at end of period	$4,676,827	$2,947,065

The accompanying notes are an integral part of these financial statements.

Ecology and Environment, Inc
Consolidated Statement of Changes in Shareholders' Equity

							Accumulated
	Common Stock				Capital in		Other
	Class A		Class B		Excess of	Retained	Comprehensive	Unearned	Treasury Stock
	Shares	Amount	Shares	Amount	Par Value	earnings	Income	Compensation	Shares	Amount

Balance at July 31, 2003	2,469,071	$24,691	1,712,068	$17,121	$17,467,974	$23,967,504	$(2,111,830)	$(156,552)	109,772	$(831,286)

Net income	---	---	---	---	---	2,401,317	---	---	---	---
Foreign currency translation reserve	---	---	---	---	---	---	(134,017)	---	---	---
Cash dividends paid ($.34 per share)	---	---	---	---	---	(1,396,130)	---	---	---	---
Unrealized investment gain, net	---	---	---	---	---	---	(90,876)	---	---	---
GAC dividends	30,764	308	(30,764)	(308)	---	---	---	---	---	---
Repurchase of Class A common stock	---	---	---	---	---	---	---	---	24,326	(221,275)
Stock options exercised	2,150	22	---	---	15,916	---	---	---	---	---
Issuance of stock under stock award plan, net	---	---	---	---	111,229	---	---	(214,445)	(47,795)	367,333
Amortization, net of tax	---	---	---	---	---	---	---	177,715	---	---
Forfeitures	---	---	---	---	(2,675)	---	---	---	1,446	(8,893)

Balance at July 31, 2004	2,501,985	$25,021	1,681,304	$16,813	$17,592,444	$24,972,691	$(2,336,723)	$(193,282)	87,749	$(694,121)

Net loss	---	---	---	---	---	(1,757,491)	---	---	---	---
Foreign currency translation reserve	---	---	---	---	---	---	5,188	---	---	---
Cash dividends paid ($.17 per share)	---	---	---	---	---	(693,374)	---	---	---	---
Unrealized investment gain, net	---	---	---	---	---	---	615	---	---	---
Conversion of common stock - B to A	12,000	120	(12,000)	(120)	---	---	---	---	---	---
Repurchase of Class A common stock	---	---	---	---	---	---	---	---	48,700	(432,686)
Stock options exercised	250	2	---	---	1,810	---	---	---	---	---
Issuance of stock under stock award plan, net	---	---	---	---	38,230	---	---	(158,388)	(33,531)	265,230
Amortization, net of tax	---	---	---	---	---	---	---	97,151	---	---
Forfeitures	---	---	---	---	(5,891)	---	---	6,480	2,141	(16,005)

Balance at January 29, 2005	2,514,235	$25,143	1,669,304	$16,693	$17,626,593	$22,521,826	$(2,330,920)	$(248,039)	105,059	$(877,582)

Ecology and Environment, Inc.
Notes To Consolidated Financial Statements
(Unaudited)

Summary of Operations and Basis of Presentation

          The consolidated financial statements included herein have been prepared by Ecology and Environment, Inc., ("E & E" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information.  All such adjustments are of a normal recurring nature.  Although E & E believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations.  Therefore, these financial statements should be read in conjunction with the financial statements and the notes thereto included in E & E's 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The results of operations for the six months ended January 29, 2005 are not necessarily indicative of the results for any subsequent period or the entire fiscal year ending July 31, 2005.

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

         Substantially all of the Company's cost-type work is with federal governmental agencies and, as such, is subject to audits after contract completion.  Provisions for adjustments to the revenue accrued under these cost-type contracts are provided for on an on going basis based on past settlement history.  Government audits have been completed through fiscal year 2000 and are currently in process for fiscal year 2001.  However, final rates have not been negotiated under these audits since 1991.  The majority of the balance in the allowance for contract adjustments accounts represent a reserve against possible adjustments for the fiscal years 1992-2004.

          Deferred revenue balances of $320,000 and $1.2 million at January 29, 2005 and July 31, 2004, respectively, represent net advances received under the Saudi and Kuwait contracts.  Those advances are recognized against future progress billings over the respective contract periods.

          d.   Translation of foreign currencies

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

          e.   Income taxes

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

          f.   Earnings per share

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

          g.   Impairment of Long-Lived Assets

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

          In January 2005, the Company recognized an impairment loss in the amount of $1.6 million pre-tax as a result of its decision to close its Analytical Services Center (ASC) located in Lancaster, N.Y.  This impairment was recognized on the value of the facility as well as the analytical equipment used therein.  Fair value of the facility was determined by an independent appraisal and the equipment values were determined by purchase offers the Company has received from various vendors.  This impairment was precipitated by the Company's decision to close the operation rather than to sustain further losses while attempting to sell the segment as an on-going business.  Continued losses incurred in this segment as a result of market price deterioration and a reduced emphasis by the Federal government on analytical laboratory testing were the basis for this decision.  The ASC's assets are reported under the Company's analytical laboratory services segment.  Operations at the ASC continued beyond the end of the Company's second quarter close due to the completion of existing backlog.  Hence, the impairment loss is shown in the accompanying financial statements as from "continuing operations" and the assets are still classified as "held for use" at January 29, 2005.  Other miscellaneous closing costs are estimated to be in the range of $100,000 - $200,000 and will be expensed as incurred under SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities."

2.       Contract Receivables, net

	January 29, 2005	July 31, 2004

United States government -
Billed	$2,500,286	$2,781,554
Unbilled	3,749,992	4,761,344

	6,250,278	7,542,898

Industrial customers and state and municipal governments -
Billed	26,983,498	27,300,992
Unbilled	3,107,995	5,169,931

	30,091,493	32,470,923

Less allowance for contract adjustments	(2,802,633)	(3,580,521)

	$33,539,138	$36,433,300

          United States government receivables arise from long-term U.S. government prime contracts and subcontracts.  Unbilled receivables result from revenues which have been earned, but are not billed as of period-end.  The above unbilled balances are comprised of incurred costs plus fees not yet processed and billed; and differences between year-to-date provisional billings and year-to-date actual contract costs incurred and fees earned of approximately $181,000 at January 29, 2005 and $465,000 at July 31, 2004.  Management anticipates that the January 29, 2005 unbilled receivables will be substantially billed and collected within one year.  Included in the balance of receivables for industrial customers and state and municipal customers are receivables due under the contracts in Saudi Arabia and Kuwait of $11.6 million and $16.2 million at January 29, 2005 and July 31, 2004, respectively.  Within the above billed balances are contractual retainages in the amount of approximately $658,000 at January 29, 2005 and $544,000 at July 31, 2004.  Management anticipates that the January 29, 2005 retainage balance will be substantially collected within one year.  Included in other accrued liabilities is an additional allowance for contract adjustments relating to potential cost disallowances on amounts billed and collected in current and prior years' projects of approximately $2.2 million at January 29, 2005 and July 31, 2004.  An allowance for contract adjustments is recorded for contract disputes and government audits when the amounts are estimatable.

          The contracts in Saudi Arabia are through the Company's majority owned (66 2/3%) subsidiary Ecology and Environment of Saudi Arabia Co., LTD. (EESAL). The Company has an agreement with its' minority shareholder to divide any profits in EESAL from the current contracts equally, and to pay to the minority shareholder a commission of 5% of the total contract values. The commission and additional profit sharing covers on-going representation in the Kingdom, logistical support including the negotiation and procurement of Saudi national personnel, facilities, equipment, licenses, permits, and any other support deemed necessary in the implementation and performance of the Saudi contracts. As of January 29, 2005 the Company has incurred expense of $1,934,000 ($99,000 for the first six months of fiscal year 2005, $944,000 in fiscal year 2004, $505,000 in fiscal year 2003 and $386,000 in fiscal year 2002) under the terms of this commission agreement.

3.       Line of Credit

          The Company maintains an unsecured line of credit available for working capital and letters of credit of $20 million with a bank at ½% below the prevailing prime rate.  A second line of credit has been established at another bank for up to $13.5 million exclusively for letters of credit.  At January 29, 2005 and July 31, 2004, respectively, the Company had letters of credit outstanding totaling $5,753,989 and $8,765,752, respectively.  The Company had no outstanding borrowings for working capital at January 29, 2005 and July 31, 2004.

          The Company is in compliance with all bank loan covenants at January 29, 2005.

4.       Long-Term Debt and Capital Lease Obligations

          Debt inclusive of capital lease obligations at January 29, 2005 and July 31, 2004 consist of the following:

	January 29, 2005	July 31, 2004

Various bank loans and advances at interest rates ranging from 10% to 14 ½ %	$380,795	381,587
Capital lease obligations at varying interest rates averaging 12%	194,440	221,403

	575,235	602,990

Less: current portion of debt	(206,399)	(195,196)
current portion of lease obligations	(68,174)	(71,401)

Long-term debt and capital lease obligations	$300,662	$336,393

          The aggregate maturities of long-term debt and capital lease obligations at October 30, 2004 and July 31, 2004 are as follows:

	January 29, 2005	July 31, 2004

FY 2005	$274,572	$266,597
FY 2006	53,941	70,482
FY 2007	39,164	38,643
FY 2008	40,253	39,700
FY 2009	41,409	40,822
Thereafter	125,896	146,746

	$575,235	$602,990

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

7.        Earnings Per Share

            The computation of basic earnings per share reconciled to diluted earnings per share follows:

	Three Months Ended		Six Months Ended

	1/29/2005	1/31/2004	1/29/2005	1/31/2004

Income (loss) from continuing operations available to
common stockholders	$(1,730,608)	$1,016,626	$(1,678,748)	$1,776,203
Loss from discontinued operations available to
common stockholders	(32,024)	(50,920)	(78,743)	(114,069)

Total income (loss) available to common stockholders	(1,762,632)	965,706	(1,757,491)	1,662,134

Weighted-average common shares outstanding (basic)	3,961,308	3,982,264	3,974,395	3,984,241

Basic earnings per share:
Continued operations	$(0.44)	$0.26	$(0.42)	$0.45
Discontinued operations	(0.01)	(0.01)	(0.02)	(0.03)

Total basic earnings per share	$(0.45)	$0.25	$(0.44)	$0.42

Incremental shares from assumed conversions of
stock options and restricted stock awards	---	81,727	---	81,974

Adjusted weighted-average common shares outstanding	3,961,308	4,063,991	3,974,395	4,066,215

Diluted earnings per share:
Continued operations	$(0.44)	$0.25	$(0.42)	$0.44
Discontinued operations	(0.01)	(0.01)	(0.02)	(0.03)

Total diluted earnings per share	$(0.45)	$0.24	$(0.44)	$0.41

In accordance with FAS 128, "Earnings Per Share", potential common shares (i.e., stock options and stock awards) have not been included in the denominator of the diluted per-share computations for the three and six months ended January 29, 2005, as inclusion of such would result in an antidilutive per-share amount since the Company had a loss from continuing operations.

The Company estimates that if it elected to measure compensation cost for employee stock based compensation arrangements under SFAS No. 123, it would not have caused net income and earnings per share to be materially different from their reported amounts.

8.       Segment Reporting

          Ecology and Environment, Inc. has three reportable segments: consulting services, analytical laboratory services, and aquaculture.  The consulting services segment provides broad based environmental services encompassing audits and impact assessments, surveys, air and water quality management, environmental engineering, environmental infrastructure planning, and industrial hygiene and occupational health studies to a world wide base of customers.  The analytical laboratory provides analytical testing services to industrial and governmental clients for the analysis of waste, soil and sediment samples.  The analytical segment recognized a pretax impairment loss in the amount of $1.6 million as a result of its decision to close its Analytical Services Center (ASC) located in Lancaster, N.Y.  The fish farm located in Jordan produces tilapia fish grown in a controlled environment for markets worldwide.  The aquaculture segment results for fiscal year 2003 includes an impairment loss of $5.0 million ($3.0 million net of tax) as a result of the Company's decision to cease operations of its shrimp farm operations located in Costa Rica.  The assets are treated as "held for sale" in the accompanying financial statements and the shrimp farm is still being actively marketed to potential buyers.  In fiscal year 2004, an impairment loss of $442,000 ($139,000 net of minority interest and tax) was recognized for the long-term assets at the Company's fish farm operations in Jordon.

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

Reportable segments for the six months ended January 29, 2005 are as follows:

			Aquaculture

	Consulting	Analytical	Continued	Discontinued			Elimination	Total

Net revenues from external customers	$34,769,051	$1,752,635	$50,924	$	---	$	---	$36,572,610
Intersegment net revenues	527,711	---	---		---		(527,711)	---

Total consolidated net revenues	$35,296,762	$1,752,635	$50,924	$	---		$(527,711)	$36,572,610

Depreciation expense	$599,872	$267,950	$6,329	$	---	$	---	$874,151
Segment profit (loss) before income
taxes and minority interest (2)	540,007	(2,613,822)	(6,498)		(114,452)		---	(2,194,765)
Segment assets	52,925,836	5,014,000	170,000		40,000		---	58,149,836
Expenditures for long-lived assets – gross	329,747	4,581	---		---		---	334,328

Geographic Information:
	Net	Long-Lived
	Revenues (1)	Assets

United States	$30,108,610	$25,656,369
Foreign Countries	6,464,000	551,000

(1) Net revenues are attributed to countries based on the location of the customers. Net revenues in foreign countries includes $2.2 million in Saudi Arabia and $1.6 million in Kuwait.
(2) Segment loss for the Analytical segment includes a pretax impairment loss of $1.6 million on its long term assets.

Reportable segments for the six months ended January 31, 2004 are as follows:

			Aquaculture

	Consulting	Analytical	Continued	Discontinued			Elimination	Total

Net revenues from external customers (1)	$41,276,796	$1,930,919	$30,505	$	---	$	---	$43,238,220
Intersegment net revenues	472,713	---	---		---		(472,713)	---

Total consolidated net revenues	$41,749,509	$1,930,919	$30,505	$	---		$(472,713)	$43,238,220

Depreciation expense (1)	$491,503	$279,318	$27,736	$	---	$	---	$798,557
Segment profit (loss) before income
taxes and minority interest	4,231,322	(903,661)	(71,248)		(201,891)		---	3,054,522
Segment assets	60,742,076	7,413,000	549,000		66,246		---	68,770,322
Expenditures for long-lived assets – gross	816,831	20,328	---		---		---	837,159

Geographic Information:
	Net	Long-Lived
	Revenues (1) (2)	Assets

United States	$28,853,220	$25,765,470
Foreign Countries	14,385,000	861,000

(1) Net revenue of $11,636 from discontinued operations is excluded from this table.
(2) Net revenues are attributed to countries based on the location of the customers. Net revenues in foreign countries includes $7.1 million in Saudi Arabia and $5.7 million in Kuwait.

9.   Acquisitions

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

10.   Commitments and Contingencies

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

        On January 8, 2005 a lawsuit was filed in New York State Supreme Court, County of New York by Othman Al-Rashed and Kuwaiti Engineering Group (KEG), as Plaintiffs, against the Consortium of International Consultants, LLC (CIC) and Safege Consulting Engineers (Safege), Index No. 600033-05.  The Summons and Complaint for this lawsuit was served on CIC’s registered agent on February 23, 2005.  CIC is a majority-owned subsidiary of the Company which entered into a multi-year monitoring and assessment contract in Kuwait (the Project).  The Complaint alleges four claims:  (1) a breach of contract claim against Safege for $5,000,000, (2) a claim against CIC for agent fees and a management fees totaling $7,000,000, (3) a further claim by KEG that Safege did not use the services of KEG together with an additional claim for $10,000,000 of punitive damages related thereto, and (4) a claim against CIC and Safege for an accounting based upon the alleged damages claimed in the lawsuit.  The Company is not named as a defendant in the lawsuit.  At this time, the Company believes that the claims in this lawsuit are either without merit or are the responsibility of Safege.

        The Company is involved in other litigation arising in the normal course of business.  In the opinion of management, any adverse outcome to this litigation would not have a material impact on the financial results of the Company.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

        At January 29, 2005 the Company had a working capital balance of $26.5 million, down $964,000 from the $27.5 million balance reported at July 31, 2004.  Cash and cash equivalents increased $436,000 due to a $2.3 million decrease in accounts payable, a $1.2 million increase in other accrued liabilities, and a $2.9 million decrease in accounts receivable.  As of January 29, 2005 the Company has receivables outstanding on the Saudi and Kuwait contracts of $8.0 and $3.5 million respectively.  Net advances on these contracts at January 29, 2005 are $320,000, which are backed by letters of credit.  These advances, shown as deferred revenue, have decreased $420,000 due to work performed on these contracts during the first six months of fiscal year 2005.  The Company had no outstanding borrowings for working capital as of January 29, 2005.

        The Company maintains an unsecured line of credit of $20.0 million with a bank at ½% below the prevailing prime rate.  A second line of credit is available at another bank for up to $13.5 million, exclusively for letters of credit.  The Company has outstanding letters of credit (LOC’s) at January 29, 2005 in the amount of $5.8 million.  These LOC’s were obtained to secure advance payments and performance guarantees for contracts in the Middle East.  After LOC’s and short-term borrowings there are no outstanding borrowings under the lines of credit and there is $27.7 million of line still available at January 29, 2005.  There are no significant additional working capital requirements pending at January 29, 2005.  The Company believes that cash flows from operations and borrowings against the line of credit will be sufficient to cover all working capital requirements for fiscal year 2005.

Contractual Obligations

	Payments Due by Period

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt Obligations	$380,795	$206,399	$34,293	$38,654	$101,449
Capital Lease Obligations	194,440	68,174	58,811	43,008	24,447
Operating Lease Obligations (1)	5,356,296	2,276,645	2,242,494	819,861	17,296
Other Long-Term Liabilities (2)	319,870	319,870	---	---	---

Total	$6,251,401	$2,871,088	$2,335,598	$901,523	$143,192

(1) Represents rents for office and warehouse facilities
(2) Consists of Deferred Revenue on the Saudi Arabia and Kuwait contracts

Results of Operations

Net Revenue

Fiscal Year 2005 vs 2004

        Net revenues for the second quarter of fiscal year 2005 were $17.4 million, down 17% from the $21.0 million reported in the second quarter of fiscal year 2004.  Decreased net revenues from the Company’s contracts in Saudi Arabia and Kuwait accounted for the majority of this reduction.  Net revenues from those contracts decreased $4.3 million or 70% due to winding down activity on these contracts.  Percentage of completion on contracts in the Middle East range from 85% to 94% and it is anticipated that most of the contracts will be substantially completed by the end of fiscal year 2005.  Net revenues from commercial clients increased $860,000 or 43% from the $2.0 million reported in the second quarter of fiscal year 2004.  Net revenues from state clients increased $416,000 or 13% from the $3.3 million reported in the second quarter of fiscal year 2004.  Net revenues from Department of Defense (DOD) clients decreased $606,000 or 21% from the $2.9 million reported in the second quarter of fiscal year 2004.  The decrease in DOD net revenues is attributable to reduced work levels on various United States Army Corps of Engineers (USACE) contracts.

        Walsh Environmental reported net revenues of $2.6 million for the second quarter of fiscal year 2005, an increase of $885,000 from the $1.7 million reported in the second quarter of fiscal year 2004.  The majority of this increase was due to the consolidation of Gustavson Associates, acquired by Walsh Environmental during the fourth quarter of fiscal year 2004.  Gustavson Associates reported net revenues of $447,000 during the second quarter of fiscal year 2005.

Fiscal Year 2004 vs 2003

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

Income From Continuing Operations Before Income Taxes and Minority Interest

Fiscal Year 2005 vs 2004

        The Company’s loss from continuing operations before income taxes and minority interest for the second quarter of fiscal year 2005 was $2.4 million, down from the $1.9 million of income reported in the second quarter of the prior year.  This decrease was mainly attributable to reduced net revenues during the second quarter of fiscal year 2005 along with the Company’s decision to close its Analytical Services Center (ASC) in Lancaster, N.Y. which resulted in a pretax impairment loss of $1.6 million.  This impairment was recognized on the value of the facility as well as the analytical equipment used therein.  The impairment was precipitated by the Company’s decision to close the operation rather than to sustain further losses while attempting to sell the segment as an on-going business.  Continued losses incurred in this segment as a result of market price deterioration and a reduced emphasis by the Federal government on analytical laboratory testing were the basis for this decision.  The ASC reported an operating loss of $614,000 for the second quarter of fiscal year 2005.  Remaining backlog was completed and testing at the ASC ceased as of February 18, 2005.  The majority of the staff was laid off as of that date.  Other miscellaneous closing costs are estimated to be in the range of $100,000-$200,000 and will be expensed as incurred.

        Administrative and indirect costs increased $729,000 or 14% during the second quarter of fiscal year 2005.  This increase was attributable to reduced staff utilization, $152,000 increase in expenses from E & E do Brasil due to a larger office space and administrative staff, consolidation of Gustavson Associates to Walsh Environmental, and the Company's on-going compliance work in connection with the requirements of the Sarbanes-Oxley Act.  The Company incurred approximately $100,000 in costs associated with the compliance work for the Sarbanes-Oxley Act during the second quarter of fiscal year 2005.  Gustavson Associates, acquired by Walsh Environmental in May of fiscal year 2004, reported $144,000 in administrative and indirect costs during the quarter.

Fiscal Year 2004 vs 2003

        The Company’s income from continuing operations before income taxes and minority interest for the second quarter of fiscal year 2004 was $1.9 million, up $298,000 from the $1.6 million reported in the prior year.  The increase is mainly attributable to the Company’s Saudi Arabia and Kuwait contracts.   Offsetting this increase, the ASC reported an operating loss of $403,000 for the second quarter of fiscal year 2004 compared to operating loss of $252,000 for the prior year, an increased loss of $151,000 or approximately $.02 per share.  The ASC reported a decrease in work in Kuwait as well as a loss of funding on a significant state project.  The ASC has already received a significant inflow of work in the third quarter of fiscal year 2004 from the Kuwait contracts and anticipates this to continue through the balance of the fiscal year.  This will significantly improve the performance of the lab for the second half of the fiscal year.

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

Discontinued Operations

        During the fourth quarter of fiscal year 2003, the Company made the decision to discontinue its Costa Rican shrimp farm operation, Frutas Marinas S.A.  The farm had failed to achieve planned production estimates.  Operations management was unable to control repeated outbreaks of disease, primarily White Spot Syndrome Virus resulting in repeated operating losses for the last three years all amid depressed selling prices for the shrimp.  The Company made the decision to terminate operations at its Board of Directors’ meeting in July 2003 and has embarked on a program to liquidate the assets within one year.  In accordance with Financial Accounting Standards No 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviewed the assets of Frutas Marinas S.A. to determine the extent of the impairment loss in the carrying value of the assets.  The Company has estimated the fair value of its assets based on an appraisal of the property for general farm use (the predominate land use surrounding the farm) due to the anticipated difficulty in selling the property as a shrimp farm operation.  As a result, the Company has recognized an impairment loss on discontinued operations of $5,007,364 ($3,010,005 net of tax) during the fourth quarter of fiscal year 2003.  During the second quarter of fiscal year 2005, the shrimp farm reported a loss before taxes of $43,000.  Although not expected to be significant, expenses will continue to be necessary for overall farm security, maintenance and upkeep.  As of January 29, 2005 the shrimp farm operation is still being held for sale.

American Jobs Creation Act of 2004

        In October 2004, Congress passed, and the President signed into law, the American Jobs Creation Act of 2004 (the “Act”).  Some key provisions of the act affecting the Company are the repeal of the United States export tax incentive known as the extraterritorial income exclusion (EIE) and the implementation of a domestic manufacturing deduction.  The Company is still assessing the impact of the Act.  The EIE is phased out over the calendar years 2005 and 2006 with an exemption for binding contracts with unrelated persons entered into before September 18, 2003.  These phase-out provisions will allow the Company to maintain an EIE deduction of an undeterminable amount through fiscal year 2007.  The Company believes that it will accrue some benefits from the domestic manufacturing deduction, although such benefits cannot be quantified at this time.  The domestic manufacturing deduction will be phased in over a six-year period beginning with the Company’s fiscal year 2005.  The Company is currently evaluating the impact of the repatriation provisions and expects to complete this evaluation by the end of the current fiscal year.  The dollar amount of possible dividends being considered ranges from $0 to $2 million.  The income tax effect would range from $0 to approximately $100,000.  As of January 29, 2005 and based on the tax laws in effect at that time, it is the Company’s intention to continue to indefinitely reinvest undistributed foreign earnings and accordingly, no deferred tax liability has been recorded in connection therewith.

Recent Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board (FASB) issued its final standard on accounting for share-based payments (SBP), FASB Statement No. 123R (revised 2004), Share-Based Payment.   The Statement requires companies to expense the value of employee stock options and similar awards.   Under FAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest.  Compensation cost for awards that vest would not be reversed if the awards expire without being exercised.  The effective date for public companies is interim and annual periods beginning after June 15, 2005, and applies to all outstanding and unvested SBP awards at a company's adoption.  Management does not anticipate that this Statement will have a significant impact on the Company's financial statements.

        In February 2005, the Securities and Exchange Commission (SEC) issued a staff letter outlining their positions on accounting by lessees for the amortization of leasehold improvements in a lease with renewals, the recognition of rent in leases containing lease holidays, and landlord/tenant incentives.  The Company has reviewed the impact of these positions on its recognition of rent costs and determined that there is no material impact on its current or prior financial statements as presented in the accompanying filing.

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

        Management believes the following accounting policies involve its more significant judgments and estimates used in the preparation of its consolidated financial statements.  The Company maintains reserves for cost disallowances on its cost based contracts as a result of government audits.  The Company recently settled fiscal years 1990 and 1991 for amounts within the anticipated range.  However, final rates have not been negotiated under these audits since 1992.  The Company has estimated its exposure based on completed audits, historical experience and discussions with the government auditors.  The Company recorded an impairment loss on its shrimp farm operation in fiscal year 2003 and on its Analytical Services Center in fiscal year 2005.  An estimate of the fair value of the assets was made based on external appraisals of the land and buildings and internal estimates and or external bids on the realizable value of the equipment.  The Company recorded an impairment loss on its fish farm operations in Jordan in fiscal year 2004.  An impairment loss was necessary due to the uncertainty that the farm's estimated future net cash flows would be sufficient to recover the carrying value of its long-lived assets.  If these estimates or their related assumptions change, the Company may be required to record additional impairment losses or additional charges for disallowed costs on its government contracts.

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

        During the second quarter of fiscal year 2005, the Company formed three new subsidiaries as well as a new joint venture.  These entities were formed for the purpose of obtaining future work for the Company in the Middle East, Russia, and the State of California.  These entities were not operational.  The new entities are as follows:  MiddleEast Environmental Consultants, LLC; E & E International, LLC;  E & E Environmental Services, LLC; and E & E Ward BMS Consulting Association (Joint Venture).

        On January 20th a member of Walsh Unit Holders LLC exercised his option to purchase an additional 325 shares of Walsh Environmental Scientists and Engineers, LLC at a cost of $9,502.  This caused the E & E, Inc. ownership percentage in this company to drop by one half of a percent.  There are additional purchase options outstanding in the amount of $84,694 which will expire on June 30, 2005.  If these options are exercised, they could cause a reduction in the ownership percentage of E & E, Inc. from 59.5% to 55%

Inflation

        Inflation has not had a material impact on the Company’s business because a significant amount of the Company’s contracts are either cost based or contain commercial rates for services that are adjusted annually.

  Item  3.  Quantitative And Qualitative Disclosures About Market Risk

        The Company may have exposure to market risk for change in interest rates, primarily related to its investments.  The Company does not have any derivative financial instruments included in its investments.  The Company invests only in instruments that meet high credit quality standards.  The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limited default risk, market risk and reinvestment risk.  As of January 29, 2005, the Company’s investments consisted of short-term commercial paper and mutual funds.  The Company does not expect any material loss with respect to its investments.

        The Company is currently documenting, evaluating, and testing its internal controls in order to allow management to report on and attest to, and its' independent public accounting firm to attest to, the Company's internal controls as of July 31, 2006, as required by Section 404 of the Sarbanes-Oxley Act. The Company expects to devote substantial time and expense in this endeavor during fiscal year 2005 and 2006.  If weaknesses in our existing information and control systems are discovered that impede our ability to satisfy Sarbanes-Oxley reporting requirements, the Company must successfully and timely implement improvements to those systems. There is no assurance that the Company will be able to meet these requirements.

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

         On January 4, 2005 a lawsuit was filed in New York State Supreme Court, County of New York by Othman Al-Rashed and Kuwaiti Engineering Group (KEG), as Plaintiffs, against the Consortium of International Consultants, LLC (CIC) and Safege Consulting Engineers (Safege), Index No. 600033-05.  CIC is a majority-owned subsidiary of the Company which entered into a multi-year monitoring and assessment contract in Kuwait (the Project).  The Complaint alleges four claims:  (1) a breach of contract claim against Safege for $5,000,000, (2) a claim against CIC for agent fees and a management fees totaling $7,000,000, (3) a further claim by KEG that Safege did not use the services of KEG together with an additional claim for $10,000,000 of punitive damages related thereto, and (4) a claim against CIC and Safege for an accounting based upon the alleged damages claimed in the lawsuit.  The Company is not named as a defendant in the lawsuit.  At this time, the Company believes that the claims in this lawsuit are either without merit or are the responsibility of Safege.

Item 2.   Changes in Securities and Use of Proceeds

          (e)    Purchased Equity Securities.  The following table summarizes the Company's purchases of its common stock during the quarter ended January 29, 2005:

          (1)   The Company purchased 31,000 shares of its Class A common stock during the second quarter of its fiscal year ended July 31, 2005 pursuant to a 200,000 share repurchase program approved at the October 26, 2000 Board of Directors meeting.  The purchases were made in open-market transactions.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

November 1, 2004 - November 30, 2004	31,000	$8.67	31,000	30,834
December 1, 2004 - December 31, 2004	---	---	---	30,834
January 1, 2005 - January 31, 2005	---	---	---	30,834

Total	31,000	$8.67	31,000

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

Ecology and Environment, Inc.

Date: March 15, 2005	/s/ RONALD L. FRANK RONALD L. FRANK EXECUTIVE VICE PRESIDENT CHIEF FINANCIAL OFFICER (PRINCIPAL FINANCIAL ACCOUNTING OFFICER)