Form 10-Q
period 2005-04-30
ECOLOGY & ENVIRONMENT INC
filed 2005-06-14
CIK 809933

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended April 30, 2005

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from           to


                            Commission File Number 1-9065

                            ECOLOGY AND ENVIRONMENT, INC.
              ------------------------------------------------------
              (Exact name of registrant as specified in its charter)


              New York                                  16-0971022
    -------------------------------               ----------------------
    (State or other jurisdiction of                    (IRS Employer
    incorporation or organization)                Identification Number)


      368 Pleasant View Drive
        Lancaster, New York                             14086-1397
    ------------------------------                      ----------
   (Address of principal executive                       Zip code
              offices)

                                 (716) 684-8060
                ----------------------------------------------------
                (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
                    ------------------------------------------
                    (Former name, former address and former
                    fiscal year, if changed since last report)


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


      At June 1, 2005, 2,423,269 shares of Registrant's Class A Common Stock (par value $.01) and 1,643,045 shares of Class B Common Stock (par value $.01) were outstanding.


                          PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements
         --------------------


                        Ecology and Environment, Inc.
                         Consolidated Balance Sheet

                                                       Unaudited
                                                       April 30,           July 31,
                                                         2005                2004
                                                     ------------        ------------
Assets
------
Current assets:
     Cash and cash equivalents                       $ 3,275,792          $ 4,240,333
     Investment securities available for sale            145,942              143,647
     Contract receivables, net                        34,728,096           36,433,300
     Deferred income taxes                             5,029,240            5,029,233
     Income tax receivable                             1,293,527                  ---
     Other current assets                              2,041,516            2,442,900
     Assets of discontinued operations held
        for sale                                          37,126               29,817
                                                     ------------         ------------
            Total current assets                      46,551,239           48,319,230


Property, building and equipment, net                  8,142,022           11,979,886
Other assets                                           2,127,036            2,204,510
                                                     ------------         ------------
            Total assets                             $56,820,297          $62,503,626
                                                     ============         ============

Liabilities and Shareholders' Equity
------------------------------------

Current liabilities:
     Accounts payable                                $ 3,809,325          $ 6,070,266
     Accrued payroll costs                             3,549,150            4,611,097
     Income taxes payable                                  ---                363,114
     Deferred revenue                                    344,145              739,679
     Current portion of long-term debt and
        capital lease obligations                        264,116              266,597
     Other accrued liabilities                        10,134,757            8,495,677
     Liabilities of discontinued operations held
        for sale                                         296,204              293,048
                                                     ------------         ------------
            Total current liabilities                 18,397,697           20,839,478

Deferred income taxes                                     48,676              107,960
Deferred revenue                                            ---              454,540
Long-term debt and capital lease obligations             281,244              336,393
Minority interest                                      1,865,337            1,382,412
Commitments and contingencies (see note #11)

Shareholders' equity:
     Preferred stock, par value $.01 per share
        authorized - 2,000,000 shares; no shares
        issued                                             ---                   ---
     Class A common stock, par value $.01 per
        share; authorized - 6,000,000 shares;
        issued - 2,514,235 and 2,501,985 shares           25,143               25,021
     Class B common stock, par value $.01 per
        share; authorized - 10,000,000 shares
        issued - 1,669,304 and 1,681,304 shares           16,693               16,813
     Capital in excess of par value                   17,624,479           17,592,444
     Retained earnings                                22,175,476           24,972,691
     Accumulated other comprehensive income           (2,434,189)          (2,336,723)
     Unearned compensation, net of tax                  (215,532)            (193,282)
     Treasury stock - Class A Common, 90,966 and
        61,490 shares; Class B common, 26,259
        and 26,259 shares, at cost                      (964,727)            (694,121)
                                                     ------------         ------------
        Total shareholders' equity                    36,227,343           39,382,843
                                                     ------------         ------------

        Total liabilities and shareholders' equity   $56,820,297          $62,503,626
                                                     ============         ============

The accompanying notes are an integral part of these financial statements.


                                   Ecology and Environment, Inc.
                                 Consolidate Statement of Income
                                           Unaudited


                                                      Three months ended                Year to Date
                                                  --------------------------     ---------------------------
                                                    April 30,       May 1,          April 30,       May 1,
                                                      2005           2004             2005           2004
                                                  ------------  -------------    ------------   ------------
Gross revenues                                    $23,716,507    $29,227,360      $67,604,433   $83,955,114
Less:  direct subcontract costs                     4,680,029      4,562,104       11,995,345    16,051,638
                                                  ------------   ------------    ------------   ------------
Net revenues                                       19,036,478     24,665,256       55,609,088    67,903,476

Cost of professional services and
     other direct operating expenses                9,689,987     13,698,117       28,547,747    37,743,803
                                                  ------------   ------------    -------------  ------------

Gross profit                                        9,346,491     10,967,139       27,061,341    30,159,673
Administrative and indirect operating
     expenses                                       6,744,119      6,376,654       18,797,565    17,214,325
Marketing and related costs                         2,544,595      2,531,436        7,467,177     6,984,771
Depreciation                                          315,151        384,646        1,189,302     1,183,203
Long-lived asset impairment loss                    1,106,972            ---        2,750,972           ---
                                                  ------------   ------------     ------------  ------------

Income(loss) from operations                       (1,364,346)     1,674,403       (3,143,675)    4,777,374
Interest expense                                      (16,210)       (32,559)         (87,006)     (102,188)
Interest income                                         9,982         23,628           32,295       108,412
Other income (expense)                               (171,318)        88,734         (431,367)       39,712
Net foreign currency exchange gain (loss)              29,652        (28,331)          37,200       158,978
                                                  ------------   ------------     ------------  ------------

Income (loss) from continuing operations
     before income taxes and minority interest     (1,512,240)     1,725,875       (3,592,553)    4,982,288
Total income tax provision (benefit)               (1,237,302)       489,193       (1,998,595)    1,743,388
                                                  ------------   ------------     ------------  ------------

Net income (loss) from continuing operations
     before minority interest                        (274,938)     1,236,682       (1,593,958)    3,238,900
Minority interest                                     (42,272)      (372,387)        (402,000)     (598,402)
                                                  ------------   ------------     ------------  ------------

Net income (loss) from continuing operations      $  (317,210)   $   864,295      $(1,995,958)  $ 2,640,498
Loss from discontinued operations                     (55,710)       (79,367)        (170,162)     (281,258)
Income tax benefit on loss from discontinued
     operations                                        26,570         22,994           62,279       110,816
                                                  ------------   ------------     ------------  ------------

Net income (loss)                                 $  (346,350)   $   807,922      $ (2,103,841) $ 2,470,056
                                                  ============   ============     ============= ============

Net income (loss) per common share:  basic
     Continuing operations                        $     (0.08)   $      0.22      $     (0.50)  $      0.66
     Discontinued operations                            (0.01)         (0.01)           (0.03)        (0.04)
                                                  ------------   ------------     ------------  ------------
Net income (loss) per common share: basic         $     (0.09)   $      0.21      $     (0.53)  $      0.62
                                                  ============   ============     ============  ============

Net income (loss) per common share:  diluted
     Continuing operations                        $     (0.08)    $     0.21      $     0.50    $      0.65
     Discontinued operations                            (0.01)         (0.01)          (0.03)         (0.04)
                                                  ------------   ------------     ------------  ------------
Net income (loss) per common share: diluted       $     (0.09)    $     0.20      $     (0.53)  $      0.61
                                                  ============   ============     ============  ============

Weighted average common shares outstanding:
     basic                                          3,956,246      3,982,278        3,968,250     3,983,591
                                                  ============   ============     ============  ============
Weighted average common shares outstanding:
     diluted                                        3,956,246      4,070,647        3,968,250     4,071,879
                                                  ============   ============     ============  ============

The accompanying notes are an integral part of these financial statements.

                          Ecology and Environment, Inc.
                       Consolidated Statement of Cash Flows
                                    Unaudited

                                                               Nine months ended
                                                         ------------------------------
                                                           April 30,          May 1,
                                                             2005              2004
                                                         ------------      ------------
Cash flows from operating activities:
     Net income (loss) from continuing operations        $(1,995,958)      $ 2,640,498
     Net loss from discontinued operations                  (l07,883)         (170,442)
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
     Impairment of long-lived assets                       2,750,972               ---
     Depreciation                                          1,189,302         1,183,203
     Amortization                                            129,686           133,357
     Gain on disposition of property and equipment             6,259            (5,476)
     Minority interest                                       482,925          (313,612)
     Provision for contract adjustments                      144,255           649,255
     (Increase) decrease in:
        - contracts receivable, net                        1,622,623        (4,492,312)
        - other current assets                               401,384           204,994
        - income taxes receivable                         (1,293,527)              ---
        - deferred income taxes                                  ---               952
        - other non-current assets                            77,474         2,030,127
        - assets held for sale                                (7,309)          156,180
     Increase (decrease) in:
        - accounts payable                                (2,260,941)       (1,865,898)
        - accrued payroll costs                           (1,061,947)         (700,683)
        - income taxes payable                              (363,114)           42,247
        - deferred revenue                                  (850,074)       (9,651,885)
        - other accrued liabilities                        1,639,080         4,032,513
        - liabilities held for sale                            3,156           (23,060)
                                                          -----------       -----------

     Net cash provided by (used in) operating
        activities                                           506,363        (6,150,042)
                                                          -----------       -----------

Cash flows provided by (used in) investing activities:
     Purchase of property, building and equipment, gross    (755,498)       (1,382,515)
     Disposal of property, building and equipment, gross     646,829            ---
     Proceeds from sale of assets                              ---           3,889,300
     Payment for the purchase of bond                         (2,311)          (87,084)
                                                          -----------       -----------

     Net cash provided by (used in) investing activities    (110,980)        2,429,701
                                                          -----------       -----------

Cash flows provided by (used in) financing activities:
     Dividends paid                                         (693,374)         (698,155)
     Proceeds from debt                                      309,774         1,700,000
     Repayment of debt                                      (367,404)       (1,952,382)
     Net proceeds from issuance of common stock                1,812            15,938
     Purchase of treasury stock                             (513,276)          (94,716)
                                                          -----------       -----------

     Net cash used in financing activities                (1,262,468)       (1,029,315)
                                                          -----------       -----------

Effect of exchange rate changes on cash and cash
     equivalents                                             (97,456)         (l0l,237)
                                                          -----------       -----------
Net decrease in cash and cash equivalents
     from continuing operations                             (964,541)       (4,850,893)
Cash and cash equivalents at beginning of period           4,240,333         6,577,390
                                                          -----------       -----------

Cash and cash equivalents at end of period                $3,275,792        $1,726,497
                                                          ===========       ===========

The accompanying notes are an integral part of these financial statements.


                              Ecology and Environment, Inc.
               Consolidated Statement of Changes in Shareholders' Equity

                            ---------------------------------------
                                         Common Stock
                            ---------------------------------------
                                 Class A             Class B           Capital in
                            ------------------  -------------------    Excess of
                            Shares     Amount    Shares    Amount      Par Value
                            ------------------  -------------------   ------------

Balance at July 31, 2003    2,469,071  $24,691  1,712,068  $17,121    $17,467,974
                            =========  =======  ========== ========   ============

Net income                      ---    $ ---        ---    $ ---     $      ---
Foreign currency
  translation reserve           ---      ---        ---      ---            ---
Cash dividends paid
  ($.34 per share)              ---      ---        ---      ---            ---
Unrealized investment
  gain, net                     ---      ---        ---      ---            ---
Conversion of common stock
  - B to A                     30,674      308    (30,764)    (308)         ---
Repurchase of Class A
  common stock                  ---      ---        ---      ---            ---
Stock options exercised         2,150       22      ---      ---           15,916
Issuance of stock under
  stock award plan, net         ---      ---        ---      ---          111,229
Amortization, net of tax        ---      ---        ---      ---            ---
Forfeitures                     ---      ---        ---      ---           (2,675)
                            ---------  -------  ---------- --------   ------------
Balance at July 31, 2004    2,501,985  $25,021  1,681,304  $16,813    $17,592,444
                            =========  =======  ========== ========   ============

Net loss                        ---    $ ---        ---    $ ---      $      ---
Foreign currency
  translation reserve           ---      ---        ---      ---             ---
Cash dividends paid
  ($.17 per share)              ---      ---        ---      ---             ---
Unrealized investment
  gain, net                     ---      ---        ---      ---             ---
Conversion of common stock
  - B to A                     12,000      120    (12,000)    (120)          ---
Repurchase of Class A
  common stock                  ---      ---        ---      ---             ---
Stock options exercised           250        2      ---      ---             1,810
Issuance of stock under
  stock award plan, net         ---     ---         ---      ---            38,230
Amortization, net of tax        ---     ---         ---      ---             ---
Forfeitures                     ---      ---        ---      ---            (8,005)
                            ---------  -------  ---------- ---------   ------------
Balance at April 30, 2005
  (unaudited)               2,514,235  $25,143  1,669,304  $16,693     $17,624,479
                            =========  =======  ========== ========    ============

                            -----------------------------------------------------------------
                                            Accumulated
                                               Other                      Treasury Stock
                            Retained       Comprehensive    Unearned   ----------------------
                            Earnings           Income     Compensation   Shares     Amount
                            ------------   -------------  ------------ --------- ------------
Balance at July 31, 2003     23,967,504     $(2,111,830)  $ (156,552)  $109,772   $ (831,286)
                             ===========    ============  ===========  =========  ===========

Net income                  $ 2,401,317     $     ---          ---     $  ---     $    ---
Foreign currency
  translation reserve             ---          (134,017)       ---        ---          ---
Cash dividends paid
  ($.34 per share)           (1,396,130)          ---          ---        ---          ---
Unrealized investment
  gain, net                       ---           (90,876)       ---        ---          ---
Conversion of common stock
  - B to A                        ---             ---          ---        ---          ---
Repurchase of Class A
  common stock                    ---             ---          ---       24,326     (221,275)
Stock options exercised           ---             ---          ---        ---          ---
Issuance of stock under
  stock award plan, net           ---             ---       (214,445)   (47,795)     367,333
Amortization, net of tax          ---             ---        177,715      ---          ---
Forfeitures                       ---             ---          ---        1,446       (8,893)
                            ------------   -------------  -----------  ---------  -----------
Balance at July 31, 2004    $24,972,691    $ (2,336,723)  $ (193,282)    87,749   $ (694,121)
                            ============   =============  ===========  =========  ===========

Net loss                     (2,103,841)   $      ---          ---     $  ---     $    ---
Foreign currency
  translation reserve             ---           (97,456)       ---        ---          ---
Cash dividends paid
  ($.17 per share)             (693,374)          ---          ---        ---          ---
Unrealized investment
  gain, net                       ---               (10)       ---        ---          ---
Conversion of common stock
  - B to A                        ---             ---          ---        ---          ---
Repurchase of Class A
  common stock                    ---             ---          ---       60,000     (513,276)
Stock options exercised           ---                          ---        ---          ---
Issuance of stock under
  stock award plan, net           ---             ---      (158,388)    (33,531)     265,230
Amortization, net of tax          ---             ---       129,686       ---          ---
Forfeitures                       ---             ---         6,452       3,007      (22,560)
                            -----------    -------------  ---------- ----------  ------------
Balance at April 30, 2005   $22,175,476    $ (2,434,189)   (215,532)    117,225  $  (964,727)
  (unaudited)               ===========    =============  ========== ==========  ============


                     ECOLOGY AND ENVIRONMENT, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Summary of Operations and Basis of Presentation
-----------------------------------------------

     The consolidated financial statements included herein have been prepared by Ecology and Environment, Inc., ("E & E" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Although E & E believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. Therefore, these financial statements should be read in conjunction with the financial statements and the notes thereto included in E & E's 2004 Annual Report on Form
10-K filed with the Securities and Exchange Commission. The results of operations for the nine months ended April 30, 2005 are not necessarily indicative of the results for any subsequent period or the entire fiscal year ending July 31, 2005.


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

   Contract Type       Work Type           Revenue Recognition Policy
-------------------   -----------    ---------------------------------------
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

Unit Price            Laboratory/    Upon completion of reports (laboratory)
                      Aquaculture    and payment from customers (aquaculture).

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

     The financial statements of foreign subsidiaries located in highly inflationary economies are remeasured as if the functional currency were the U.S. Dollar. The remeasurement of local currencies into U.S. dollars creates translation adjustments which are included in net income. There were no highly inflationary economy translation adjustments for fiscal years 2004-2005.

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

     g. Impairment of Long-Lived Assets

     The Company accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 required that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows (undiscounted) expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value. The Company recognized an impairment loss of $5,007,364 ($3,010,005 net of tax) on its shrimp farm operations in FY 2003. An impairment loss of $442,000 ($139,000 net of minority interest and tax) was recognized in fiscal year 2004 for the long-term assets at the Company's fish farm in Jordan. The impaired assets consist of buildings, improvements and equipment which are continued to be held for use.

     In January 2005, the Company recognized a $1.6 million impairment loss as a result of its decision to close its Analytical Services Center (ASC) located in Lancaster, New York. At that time, the impairment of the land and buildings was determined based on the results of an independent appraisal and the equipment values were determined by equipment offers the Company had received. Operations continued beyond the end of the Company's second quarter ended January 2005 and all backlog was completed by the end of February. Consequently, at January 2005 the impairment loss was shown as from "continuing operations" and the assets were classified as "held for use."

     In April 2005, the Company has recorded an additional impairment loss on its remaining ASC land and building assets in the amount of $1.1 million. This was the results of information obtained from various commercial brokers in April 2005 that provided the Company with additional information on current market conditions affecting the value of the real estate. The reduced valuation is based on the likelihood that the facility will not be sold to an existing laboratory or research company, but will rather be sold as combination office and warehouse space. The testing equipment was sold during the third quarter. Although business operations have ceased at the ASC, the impairment losses are shown in the accompanying financial statements at April 30, 2005 as from "Continuing operations" due to the uncertainty that the assets can be sold within one year under current market conditions.

2.   Contract Receivables, Net
     -------------------------

                                            April 30,       July 31,
                                              2005            2004
                                          ------------    ------------

     United States government
        Billed                            $ 3,200,095     $ 2,781,554
        Unbilled                            3,065,569       4,761,344
                                          ------------    ------------
                                            6,265,664       7,542,898
                                          ------------    ------------
     Industrial customers and state
     and municipal governments
        Billed                             26,580,476      27,300,992
        Unbilled                            4,586,188       5,169,931
                                          ------------    ------------
                                           31,166,664      32,470,923
                                          ------------    ------------
     Less allowance for contract
     adjustments                           (2,704,232)     (3,580,521)
                                          ------------    ------------

                                          $34,728,096     $36,433,300
                                          ============    ============

     United States government receivables arise from long-term U.S. government prime contracts and subcontracts. Unbilled receivables result from revenues which have been earned, but are not billed as of period-end. The above unbilled balances are comprised of incurred costs plus fees not yet processed and billed; and differences between year-to-date provisional billings and year-to-date actual contract costs incurred and fees earned of approximately $153,000 at April 30, 2005 and $465,000 at July 31, 2004. Management
anticipates that the April 30, 2005 unbilled receivables will be substantially billed and collected within one year. Included in the balance of receivables for industrial customers and state and municipal customers are receivables due under the contracts in Saudi Arabia and Kuwait of $11.7 million and $16.2 million at April 30, 2005 and July 31, 2004, respectively. Within the above billed balances are contractual retainages in the amount of approximately $675,000 at April 30, 2005 and $544,000 at July 31, 2004. Management
anticipates that the April 30, 2005 retainage balance will be substantially collected within one year. Included in other accrued liabilities is an additional allowance for contract adjustments relating to potential cost disallowances on amounts billed and collected in current and prior years' projects of approximately $2.2 million at April 30, 2005 and July 31, 2004.
An allowance for contract adjustments is recorded for contract disputes and government audits when the amounts are estimatable.

     The contracts in Saudi Arabia are through the Company's majority owned
(66 2/3%) subsidiary, Ecology and Environment of Saudi Arabia Co., Ltd. (EESAL). The company has an agreement with its minority shareholder to divide any profits in EESAL from the current contracts equally, and to pay to the minority shareholder a commission of 5% of the total contract values. The commission and additional profit sharing covers on-going representation in the Kingdom, logistical support including the negotiation and procurement of Saudi national personnel, facilities, equipment, licenses, permits, and any other support deemed necessary in the implementation and performance of the Saudi contracts. As of April 30, 2005 the Company has incurred expense of $1,955,000 ($120,000 for the first nine months of fiscal year 2005, $944,000 in fiscal year 2004, $505,000 in fiscal year 2003 and $386,000 in fiscal year 2002) under the terms of this commission agreement.

3.   Line of Credit
     --------------

     The Company maintains an unsecured line of credit available for working capital and letters of credit of $20 million with a bank at 1/2% below the prevailing prime rate. A second line of credit has been established at another bank for up to $13.5 million exclusively for letters of credit. At April 30, 2005 and July 31, 2004, respectively, the Company had letters of credit outstanding totaling $2,353,846 and $8,765,752, respectively. The Company had no outstanding borrowings for working capital at April 30, 2005 and July 31, 2004.

     The Company is in compliance with all bank loan covenants at April 30, 2005.

4.   Long-Term Debt and Capital Lease Obligations
     --------------------------------------------

     Debt inclusive of capital lease obligations at April 30, 2005 and July 31, 2004 consist of the following:

                                                       April 30,    July 31,
                                                         2004         2004
                                                      ----------   ----------
Various bank loans and advances at interest rates
  ranging from 10% to 14 1/2%                         $ 370,476    $ 381,587
Capital lease obligations at varying interest
  rates averaging 12%                                   174,884      221,403
                                                      ----------   ----------
                                                        545,360      602,990

Less:  current portion of debt                         (200,145)    (195,196)
       current portion of lease obligations             (63,971)     (71,401)
                                                      ----------   ----------

Long-term debt and capital lease obligations          $ 281,244    $ 336,393
                                                      ==========   ==========


The aggregate maturities of long-term debt and capital lease obligations at April 30, 2005 and July 31, 2004 are as follows:

                        April 30,      July 31,
                          2005          2004
                      -----------    ----------
          FY 2005      $ 264,116     $ 266,597
          FY 2006         44,215        70,482
          FY 2007         39,430        38,643
          FY 2008         40,535        39,700
          FY 2009         41,709        40,822
          Thereafter     115,355       146,746
                       ----------    ----------

                       $ 545,360     $ 602,990
                       ==========    ==========

5.   Stock Award Plan
     ----------------

     Effective March 16, 1998, the Company adopted the Ecology and Environment, Inc. 1998 Stock Award Plan (the "1998 Plan"). To supplement the 1998 Plan, the 2003 Stock Award Plan (the "2003 Plan") was approved by the shareholders at the annual meeting held in January 2004 (the 1998 Plan and the 2003 Plan collectively referred to as the "Award Plan"). The 2003 Plan was approved retroactive to October 16, 2003 and will terminate on October 15, 2008.
Under the Award Plan key employees (including officers) of the Company or any of its present or future subsidiaries may be designated to received awards of Class A Common stock of the Company as a bonus for services rendered to the Company or its subsidiaries, without payment therefore, based upon the fair market value of the Company stock at the time of the award. The Award Plan authorizes the Company's board of directors to determine for what period of time and under what circumstances awards can be forfeited.

     The Company issued 33,531 shares in October 2004, 47,795 shares in fiscal year 2004, and 38,712 shares in fiscal year 2003 pursuant to the Award Plan. Unearned compensation is recorded at the time of issuance and is being amortized over the vesting period.

6.  Income Taxes
    ------------

     The Company's tax benefit related to continuing operations for the nine months ended April 30, 2005 reflects an additional benefit of $536,000 as a result of a change in its estimated reserves for income tax audits. These reserves were re-evaluated and a downward adjustment was made as a result of the completion of Internal Revenue Service audits of the Company's fiscal years 2002 and 2003 as reported to the Company in early May 2005.

7.   Shareholders' Equity - Restrictive Agreement
     --------------------------------------------

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

8.   Earnings Per Share
     -------------------

     The computation of basic earnings per share reconciled to diluted earnings per share follows:


                                                Three Months Ended            Nine Months Ended
                                             -------------------------   -------------------------
                                               4/30/05        5/1/04        4/30/05      5/1/04
                                             -------------------------   -------------------------
Income (loss) from continuing operations
  available to common stockholders           $  (317,210)  $  864,295    $(1,995,958)  $2,640,498
Loss from discontinued operations
  available to common stockholders               (29,140)     (56,373)      (107,883)    (170,442)
                                             -------------------------   -------------------------
Total income (loss) available to common
  stockholders                                  (346,350)     807,922     (2,103,841)   2,470,056

Weighted-average common shares outstanding
  (basic)                                      3,956,246    3,982,278      3,968,250    3,983,591

Basic earnings per share:
  Continuing operations                      $      (.08)  $      .22    $      (.50)  $      .66
  Discontinued operations                           (.01)        (.01)          (.03)        (.04)
                                             -------------------------   -------------------------
  Total basic earnings per share             $      (.09)  $      .21    $      (.53)  $      .62

Incremental shares from assumed conversion
  of stock options and restricted stock
  awards                                           ---         88,369          ---         88,288
                                             -------------------------   -------------------------

Adjusted weighted-average common shares
  outstanding                                  3,956,246    4,070,647      3,968,250    4,071,879

Diluted earnings per share:
  Continuing operations                       $     (.08)  $      .21    $      (.50)  $      .65
  Discontinued operations                           (.01)        (.01)          (.03)        (.04)
                                             -------------------------   -------------------------

Total diluted earnings per share             $      (.09)  $      .20    $      (.53)  $      .61
                                             =========================   =========================

     In accordance with FAS 128, "Earnings Per Share", potential common shares (i.e., stock options and stock awards) have not been included in the denominator of the diluted per-share computations for the three and nine months ended April 30, 2005, as inclusion of such would result in an antidilutive per-share amount since the Company had a loss from continuing operations.

     If the Company elected to measure compensation cost for employee stock based compensation arrangements under SFAS No. 123, it would not have caused net income and earnings per share to be materially different from their reported amounts.

9.   Segment Reporting
     -----------------

     Ecology and Environment, Inc. has three reportable segments:
consulting services, analytical laboratory services, and aquaculture. The consulting services segment provides broad based environmental services encompassing audits and impact assessments, surveys, air and water quality management, environmental engineering, environmental infrastructure planning, and industrial hygiene and occupational health studies to a world wide base of customers. The analytical laboratory provides analytical testing services to industrial and governmental clients for the analysis of waste, soil and sediment samples. The analytical segment recognized a pretax impairment loss in the amount of $2.8 million for the nine months ended April 30, 2005 as a result of its decision to close its Analytical Services Center (ASC) located in Lancaster, N.Y. The fish farm located in Jordan produces tilapia fish grown in a controlled environment for markets worldwide. The aquaculture segment results for fiscal year 2003 includes an impairment loss of $5.0 million ($3.0 million net of tax) as a result of the Company's decision to cease operations of its shrimp farm operations located in Costa Rica. The assets are treated as "held for sale" in the accompanying financial statements and the shrimp farm is still being actively marketed to potential buyers.
In fiscal year 2004, an impairment loss of $442,000 ($139,000 net of minority interest and tax) was recognized for the long-term assets at the Company's fish farm operations in Jordon.

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

Reportable segments for the nine months ended April 30, 2005 are as follows:

                                                                      Aquaculture
                                                               --------------------------
                                       Consulting   Analytical   Continued    Discontinued   Elimination      Total
                                      -----------  ------------ ------------ -------------  -------------  ------------
Net revenues from external
  customers (1)                       $53,527,151  $ 2,006,586  $    75,350       ---       $     ---      $55,609,088
Intersegment net revenues                 668,663        ---          ---         ---          (668,663)         ---
                                      -----------  ------------ ------------ -------------  -------------  ------------

Total consolidated net revenues       $54,195,815  $ 2,006,586  $    75,350  $    ---       $  (668,663)   $55,609,088
                                      ===========  ============ ============ =============  =============  ============

Depreciation expense                  $   867,273  $   312,536  $     9,493  $    ---       $     ---      $ 1,189,302
Segment profit (loss) before income
  taxes and minority interest             252,358   (3,817,360)     (27,551)    (170,162)         ---       (3,762,715)
Segment assets                         54,360,297    2,100,000      295,000       65,000          ---       56,820,297
Expenditures for long-lived assets        755,498        ---          ---          ---            ---          755,498

Geographic Information:

                                       Net Revenues        Long-lived
                                          (1)(2)             Assets
                                       ------------       -----------

          United States                $45,632,088        $22,543,676
          Foreign countries              9,977,000            597,000

     (1) Net revenues of $25,896 from discontinued operations is excluded from this table.
     (2) Net revenues are attributed to countries based on the location of the customers. Net revenues in foreign countries includes $2.2 million in Saudi Arabia and $1.6 million in Kuwait.

Reportable segments for the nine months ended May 1, 2004 are as follows:

                                                                      Aquaculture
                                                               --------------------------
                                       Consulting   Analytical   Continued    Discontinued   Elimination      Total
                                      -----------  ------------ ------------ -------------  -------------  ------------
Net revenues from external
  customers (1)                       $63,792,552  $ 4,080,264       30,660       ---       $     ---      $67,903,476
Intersegment net revenues                 716,608        ---          ---         ---          (716,608)          ---
                                      -----------  ------------ ------------ -------------  -------------  ------------

Total consolidated net revenues       $64,509,160  $ 4,080,264  $    30,660  $    ---       $  (716,608)   $67,903,476
                                      ===========  ============ ============ =============  =============  ============

Depreciation expense                  $   730,568  $  411,031   $    41,604  $    ---       $     ---      $ 1,183,203
Segment profit (loss) before income
  taxes and minority interest           5,857,656    (770,011)     (105,357)    (281,258)         ---        4,701,030
Segment assets                         59,610,029   9,366,000       515,000       49,000          ---       69,540,029
Expenditures for long-lived assets      1,309,687      72,828         ---          ---            ---        1,382,515

Geographic Information:

                                       Net Revenues        Long-lived
                                          (1)(2)             Assets
                                       ------------       -----------

          United States                $42,935,476        $26,194,586
          Foreign countries             24,968,000            973,000

     (1) Net revenues of $14,638 from discontinued operations is excluded from this table.
     (2) Net revenues are attributed to countries based on the location of the customers. Net revenues in foreign countries includes $12.2 million in Saudi Arabia and $8.9 million in Kuwait.


10.   Acquisitions
      ------------

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

11.  Commitments and Contingencies
     -----------------------------

     Certain contracts contain termination provisions under which the customer may, without penalty, terminate the contracts upon written notice to the Company. In the event of termination, the Company would be paid only termination costs in accordance with the particular contract. Generally, termination costs include unpaid costs incurred to date, earned fees and any additional costs directly allocable to the termination.

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

     On January 8, 2005 a lawsuit was filed in New York State Supreme Court, County of New York, by Othman Al-Rashed and Kuwaiti Engineering Group (KEG), as Plaintiffs, against the Consortium of International Consultants, LLC (CIC) and Safege Consulting Engineers (Safege), Index No. 600033-05. The Summons and Complaint for this lawsuit was served on CIC's registered agent on February 23, 2005. CIC is a majority-owned subsidiary of the Company which entered into a multi-year monitoring and assessment contract in Kuwait (the Project). The Complaint alleges four claims: (1) a breach of contract claim against Safege for $5,000,000, (2) a claim against CIC for agent fees and a management fees totaling $7,000,000, (3) a further claim by KEG that Safege did not use the services of KEG together with an additional claim for $10,000,000 of punitive damages related thereto, and (4) a claim against CIC and Safege for an accounting based upon the alleged damages claimed in the lawsuit. The Company is not named as a defendant in the lawsuit. At this time, the Company believes that the claims in this lawsuit are either without merit or are the responsibility of Safege.

     The Company is involved in other litigation arising in the normal course of business. In the opinion of management, any adverse outcome to other litigation arising in the normal course of business would not have a material impact on the financial results of the Company.

12.  Recent Accounting Pronouncements
     --------------------------------

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


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

At April 30, 2005 the Company had a working capital balance of $28.2 million, up $674,000 from the $27.5 million balance reported at July 31, 2004.
Cash and cash equivalents decreased $965,000 due to a $2.3 million decrease in accounts payable, and primarily to a $1.1 million decrease in accrued payroll, partially offset by a $1.6 million increase in other accrued liabilities. As of April 30, 2005 the Company has receivables outstanding on the Saudi and Kuwait contracts of $6.0 and $5.7 million, respectively. Net advances on these contracts at April 30, 2005 are $344,000, which are backed by letters of credit. These advances, shown as deferred revenue, have decreased $396,000 due to work performed on these contracts during the first nine months of fiscal year 2005. The Company recorded a tax benefit of $536,000 during the third quarter of fiscal year 2005 as a result of the completion of the 2002 and 2003 income tax audits. The Company had no outstanding borrowings for working capital as of April 30, 2005.

The Company maintains an unsecured line of credit of $20.0 million with a bank at 1/2% percent below the prevailing prime rate. A second line of credit is available at another bank for up to $13.5 million, exclusively for letters of credit. The Company has outstanding letters of credit (LOC's) at April 30, 2005 in the amount of $2.4 million. These LOC's were obtained to secure advance payments and performance guarantees for contracts in the Middle East. After LOC's and short-term borrowings there are no outstanding borrowings under the lines of credit and there is $31.1 million of line still available at April 30, 2005. There are no significant additional working capital requirements pending at April 30, 2005. The Company believes that cash flows from operations and borrowings against the line of credit will be sufficient to cover all working capital requirements for at least the next twelve months and the foreseeable future.

Contractual Obligations
-----------------------

                                                        Payments due by period
                                  ------------------------------------------------------------
                                                Less than       1-3          3-5     More than
Contractual Obligations              Total       1 year        years        years     5 years
-------------------------------   -----------  -----------  -----------  ----------  ---------
Long-Term Debt Obligations        $  370,476   $  200,145   $   34,810   $  39,236   $ 96,285
Capital Lease Obligations            174,884       63,971       48,835      43,008     19,070
Operating Lease Obligations (1)    4,693,770    2,242,316    1,795,167     638,685     17,602
Other Liabilities (2)                344,145      344,145        ---         ---        ---
                                  -----------  -----------  -----------  ---------   ---------
Total                             $5,583,275   $2,850,577   $1,878,812   $720,929    $132,957
                                  ===========  ===========  ===========  =========   =========

(1) Represents rents for office and warehouse facilities
(2) Consists of Deferred Revenue on the Saudi Arabia and Kuwait contracts

Results of Operations
---------------------

Net Revenue
-----------

Fiscal Year 2005 vs. 2004
-------------------------

Net revenues for the third quarter of fiscal year 2005 were $19.0 million, down 23% from the $24.7 million reported in the third quarter of fiscal year 2004. Decreased net revenues from the Company's contracts in Saudi Arabia and Kuwait accounted for the majority of this reduction. Net revenues from those contracts decreased $6.2 million or 79% due to these contracts approaching completion. Percentage of completion on contracts in the Middle East range from 88% to 100% and it is anticipated that most of the contracts will be substantially completed by the end of fiscal year 2005. Net revenues from Department of Defense (DOD) clients decreased $1.1 million or 32% from the $3.2 million reported in the third quarter of fiscal year 2004. The decrease in DOD net revenues is attributable to reduced work levels on various United States Army Corps of Engineers (USACE) contracts. Net revenues from the ASC decreased as all remaining backlog was completed by the end of February. E&E do Brasil, one of the Company's subsidiaries, reported an increase of 236% or $500,000 in net revenues for the third quarter of fiscal year 2005.

Walsh Environmental reported net revenues of $3.0 million during the third quarter of fiscal year 2005, up 50% from the $2.0 million reported in the third quarter of fiscal year 2004. The majority of this increase was due to the consolidation of Gustavson Associates, acquired by Walsh Environmental during the fourth quarter of fiscal year 2004. Gustavson Associates reported net revenues of $643,000 during the third quarter of fiscal year 2005.

Fiscal Year 2004 vs. 2003
-------------------------

Net revenues for the third quarter of fiscal year 2004 were $24.7 million, compared to the $24.2 million reported in the third quarter of fiscal year 2003. The increase in net revenues for the third quarter was attributable to an increase in work from the Company's contracts in Saudi Arabia and Kuwait. Third quarter net revenues from the work in Saudi Arabia and Kuwait increased 49% to $7.9 million. Offsetting this increase were decreases in the Company's commercial and Department of Defense (DOD) sectors. The Company reported commercial net revenues for the third quarter of fiscal year 2004 of $1.7 million, down 63% from the $4.6 million reported in the third quarter of fiscal year 2003. This decrease in commercial net revenues is the result of the completion of a major pipeline project in early fiscal year 2004. Net revenues reported for DOD clients were $3.2 million for the third quarter of fiscal year 2004, down 27% from the $4.4 million reported in the third quarter of fiscal year 2003. The decrease in DOD net revenues is due primarily to a decrease of work with the Navy Atlantic Division and at the Mountain Home AFB.

Income From Continuing Operations Before Income Taxes and Minority Interest
---------------------------------------------------------------------------

Fiscal Year 2005 vs. 2004
------------------------

The Company's loss from continuing operations before income taxes and minority interest for the third quarter of fiscal year 2005 was $1.5 million down from the $1.7 million of income reported in the third quarter of the prior year. The decrease is due to the impairment loss, reduced net revenues, increased administrative and indirect costs, and a $200,000 gain from the sale of investment securities that the Company recorded during the third quarter of the prior year. Administrative and indirect costs increased $339,000 or 5% during the third quarter of fiscal year 2005. This increase was attributable to reduced staff utilization, consolidation of Gustavson Associates to Walsh Environmental, and the Company's on-going compliance work in connection with the requirements of the Sarbanes-Oxley Act. The Company incurred approximately $47,000 in costs associated with the compliance work for the Sarbanes-Oxley Act during the third quarter of fiscal year 2005 and $266,000 fiscal year 2005 to date.

Fiscal Year 2004 vs. 2003
------------------------

The Company's income from continuing operations before income taxes and minority interest for the third quarter of fiscal year 2004 was $1.7 million, down 11% from the $1.9 million reported in the third quarter of the prior year. The Company has continued work on the Middle Eastern contracts in Saudi Arabia and Kuwait, including a significant inflow of lab work from Kuwait for the Company's Analytical Services Center (ASC) during the third quarter of fiscal year 2004. The ASC reported an operating income of $133,000 for the third quarter of fiscal year 2004 compared to operating income of $42,000 for the third quarter of the prior year. Indirect expenses have increased as the Company continues business development efforts in the homeland security and international markets. The Company has increased the ASC marketing staff to help broaden the commercial market for the ASC. During the third quarter of fiscal year 2004, a gain of $200,000 was recorded on the sale of investment securities.

Impairment Losses
-----------------

In January 2005, the Company recognized a $1.6 million impairment loss as a result of its decision to close the ASC. At that time, the impairment of the land and buildings was determined based on the results of an independent appraisal and the equipment values were determined by equipment offers the Company has received. In April 2005, the Company recorded an additional impairment loss on its remaining ASC land and building assets in the amount of $1.1 million. This was the result of information obtained from various commercial brokers that provided the Company with additional information on current market conditions affecting the value of the real estate. The reduced valuation is based on the likelihood that the facility will not be sold to an existing laboratory or research company, but will rather be sold as combination office and warehouse space. The testing equipment was sold during the third quarter. Although all business operations have ceased, the total ASC impairment losses are shown in the accompanying financial statements as from "continuing operations" due to the uncertainty that the assets can be sold within one year under current market conditions.

Income Taxes
------------

The Company's tax benefit related to continuing operations for the three months ended April 30, 2005 in the amount of $591,572 reflects an additional benefit of $536,000 as a result of a change in its estimated reserves for income tax audits. These reserves were re-evaluated and a downward adjustment was made as a result of the completion of Internal Revenue Service audits of the Company's fiscal years 2002 and 2003 as reported to the Company in early
May 2005.

American Jobs Creation Act of 2004
----------------------------------

In October 2004, Congress passed, and the President signed into law, the American Jobs Creation Act of 2004 (the "Act"). Some key provisions of the act affecting the Company are the repeal of the United States export tax incentive known as the extraterritorial income exclusion (EIE) and the implementation of a domestic manufacturing deduction. The Company is still assessing the impact of the Act. The EIE is phased out over the calendar years 2005 and 2006 with an exemption for binding contracts with unrelated persons entered into before September 18, 2003. These phase-out provisions will allow the Company to maintain an EIE deduction of an undeterminable amount through fiscal year 2007. The Company believes that it will accrue some benefits from the domestic manufacturing deduction, although such benefits cannot be quantified at this time. The domestic manufacturing deduction will be phased in over a six-year period beginning with the Company's fiscal year 2005. The Company is currently evaluating the impact of the repatriation provisions and expects to complete this evaluation by the end of the current fiscal year. The dollar amount of possible dividends being considered ranges from $0 to $2 million. The income tax effect would range from $0 to approximately $100,000. As of April 30, 2005 and based on the tax laws in effect at that time, it is the Company's intention to continue to indefinitely reinvest undistributed foreign earnings and accordingly, no deferred tax liability has been recorded in connection therewith.

Recent Accounting Pronouncements
--------------------------------

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

Critical Accounting Policies and Use of Estimates
-------------------------------------------------

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

Management believes the following are its more significant judgments and estimates used in the preparation of its consolidated financial statements. The Company maintains reserves for cost disallowances on its cost based contracts as a result of government audits. The Company recently settled fiscal years 1990 and 1991 for amounts within the anticipated range.
However, final rates have not been negotiated under these audits since 1992. The Company has estimated its exposure based on completed audits, historical experience and discussions with the government auditors. The Company recorded an impairment loss on its shrimp farm operation in fiscal year 2003 and on its Analytical Services Center in fiscal year 2005. An estimate of the fair value of its assets was made based on external appraisals of the land and buildings and internal estimates of the realizable value of the equipment.
The Company recorded an impairment loss on its fish farm operations in Jordan in fiscal year 2004. An impairment was necessary due to the uncertainty that the farm's estimated future net cash flows would be sufficient to recover the carrying value of its long-lived assets. If these estimates or their related assumptions change, the Company may be required to record additional impairment losses or additional charges for disallowed costs on its government contracts.

Changes in Corporate Entities
-----------------------------

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

On the 8th of January 2004, the Company entered into an agreement to grant a forty-eight percent stake in its Brazilian subsidiary, Ecology and Environment do Brasil, Ltda. (a limited partnership), to three new partners. The new partners are responsible for the in-country marketing and operations of the subsidiary. Any previous earnings, assets and liabilities remained with Ecology and Environment, Inc. The new partners have contributed their business contacts and talented staff from their old firm. The Company has provided an eighty thousand dollar capital contribution to move the office operations from Sao Paulo to Rio de Janeiro. Rio de Janeiro is where the Company believes it will have a more strategic location to market its target clients.

During the second quarter of fiscal year 2005, the Company formed three new subsidiaries as well as a new joint venture. These entities were formed for the purpose of obtaining future work for the Company in the Middle East, Russia, and the State of California. The new entities are as follows:
MiddleEast Environmental Consultants, LLC (MEC); E & E International, LLC;
E & E Environmental Services, LLC; and E & E Ward BMS Consulting Association (Joint Venture). Only MEC was operational in the current quarter.

On January 20th a member of Walsh Unit holders LLC exercised his option to purchase an additional 325 shares of Walsh Environmental Scientists and Engineers, LLC at cost of $9,502. This caused the E & E, Inc. ownership percentage in this company to drop by one half of a percent. There are additional purchase options outstanding in the amount of $84,694 which will expire on June 30, 2005. If these options are exercised, they could cause a reduction in the ownership percentage of E & E, Inc. from 59.5% to 55%.

Inflation
---------

Inflation has not had a material impact on the Company's business because a significant amount of the Company's contracts are either cost based or contain commercial rates for services that are adjusted annually.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         -----------------------------------------------------------

     The Company may have exposure to market risk for change in interest rates, primarily related to its investments. The Company does not have any derivative financial instruments included in its investments. The Company invests only in instruments that meet high credit quality standards. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limited default risk, market risk and reinvestment risk. As of April 30, 2005, the Company's investments consisted of short-term commercial paper and mutual funds.

The Company is currently documenting, evaluating, and testing its internal controls in order to allow management to report on and attest to, and its independent public accounting firm to attest to, the Company's internal controls as of July 31, 2006, as required by Section 404 of the Sarbanes-Oxley Act. The Company expects to devote substantial time and expense in this endeavor during fiscal year 2005 and 2006. If weaknesses in our existing information and control systems are discovered that impede our ability to satisfy Sarbanes-Oxley reporting requirements, the Company must successfully and timely implement improvements to those systems. There is no assurance that the Company will be able to meet these requirements.

Item 4.  Controls and Procedures
         -----------------------

     Company management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 30, 2005. In designing and evaluating the Company's disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that, as of April 30, 2005, the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to its chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms. There have been no significant changes in internal controls over financial reporting during the period covered by this report.


                        PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
         -----------------

     Certain contracts contain termination provisions under which the customer may, without penalty, terminate the contracts upon written notice to the Company. In the event of termination, the Company would be paid only termination costs in accordance with the particular contract.

     One of the Company's majority owned subsidiaries is a co-defendant in a lawsuit connected to work performed on a remediation project at a mine site. The plaintiffs have filed for damages of approximately $35 million. The subsidiary maintains a $6 million insurance policy applicable to this claim. The insurance company is defending the claim. At this time the case is in the beginning states of discovery and the trial is not scheduled to begin until November 2005. The subsidiary company intends to vigorously defend this case.

     The Company is involved in other litigation arising in the normal course of business. In the opinion of management, any adverse outcome to this litigation would not have a material impact on the financial results of the Company.

     On January 8, 2005 a lawsuit was filed in New York State Supreme Court, County of New York, by Othman Al-Rashed and Kuwaiti Engineering Group (KEG), as Plaintiffs, against the Consortium of International Consultants, LLC (CIC) and Safege Consulting Engineers (Safege), Index No. 600033-05. The Summons and Complaint for this lawsuit was served on CIC's registered agent on February 23, 2005. CIC is a majority-owned subsidiary of the Company which entered into a multi-year monitoring and assessment contract in Kuwait (the Project). The Complaint alleges four claims: (1) a breach of contract claim against Safege for $5,000,000, (2) a claim against CIC for agent fees and a management fees totaling $7,000,000, (3) a further claim by KEG that Safege did not use the services of KEG together with an additional claim for $10,000,000 of punitive damages related thereto, and (4) a claim against CIC and Safege for an accounting based upon the alleged damages claimed in the lawsuit. The Company is not named as a defendant in the lawsuit. At this time, the Company believes that the claims in this lawsuit are either without merit or are the responsibility of Safege.

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

     (e) Purchased Equity Securities. The following table summarizes the Company's purchases of its common stock during the quarter ended April 30, 2005:

(1) The Company purchased 11,300 shares of its Class A common stock during the third quarter of its fiscal year ended July 31, 2005 pursuant to a 200,000 share repurchase program approved at the October 26, 2000 Board of Directors meeting. The purchases were made in open-market transactions.

                                                       Total
                                                       Number
                                                     of Shares     Maximum Number
                                                     Purchased     of Shares that
                                         Average     as Part of      May Yet Be
                             Total        Price       Publicly       Purchased
                            Number        Paid       Announced       Under the
                           of Shares      Per         Plans or        Plans or
     Period                Purchased     Shares     Programs (1)      Programs
--------------------       ---------     ------     ------------   --------------
February 1, 2005 -
   February 28, 2005          ---         ---           ---            30,834

March 1, 2004 -
   March 31, 2005             ---         ---           ---            30,834

April 1, 2005 -
   April 30, 2005           11,300       $7.19         11,300          19,534
                           ---------    -------     -------------   --------------

Total                       11,300       $7.19         11,300
                           =========    =======     =============

Item 3.  Defaults Upon Senior Securities
         -------------------------------

     The Registrant has no information for Item 3 that is required to be presented.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     The Registrant has no information for Item 4 that is required to be presented.

Item 5.  Other Information
         -----------------

     The Registrant has no information for Item 5 that is required to be presented.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

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

     (b) Registrant did not file a Form 8-K during the third quarter ended April 30, 2005.

                               SIGNATURE
                               ---------

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ECOLOGY AND ENVIRONMENT, INC.

Dated:  June 14, 2005                /S/ RONALD L. FRANK
                                     ---------------------------------------
                                     RONALD L. FRANK
                                     EXECUTIVE VICE PRESIDENT, SECRETARY,
                                     TREASURER AND CHIEF FINANCIAL OFFICER -
                                     PRINCIPAL FINANCIAL OFFICER