Form 10-K
period 2005-07-31
ECOLOGY & ENVIRONMENT INC
filed 2005-10-28
CIK 809933

UNITED STATES
                      SECURITIES & EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  Form 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended July 31, 2005
                              or
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _______________ to ______________.

Commission file number:    1-9065

                      Ecology and Environment, Inc.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

                NEW YORK                               16-0971022
     -------------------------------              -------------------
     (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)               Identification No.)

     368 Pleasant View Drive, Lancaster, New York        14086-1397
     --------------------------------------------        ----------
        (Address of principal executive offices)         (Zip Code)

                               (716) 684-8060
            ----------------------------------------------------
            (Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:

         Title of Each Class      Name of Exchange on Which Registered
       ------------------------   ------------------------------------
       Class A Common Stock,          American Stock Exchange, Inc.
       par value $.01 per share

         Securities registered pursuant to Section 12(g) of the Act:

                                    None
                              ----------------
                              (Title of Class)

Page 2 of 49

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

     Indicate by check mark whether the registrant is an accelerated filer (as described in Rule 12b-2 of the Act).
                                                       Yes [ ]    No [X]

Exhibit Index on Page 47

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
                                                       Yes [ ]    No [X]


     As of September 30, 2005, 2,420,000 shares of the registrant's Class A Common Stock, $.01 par value (the "Class A Common Stock") were outstanding, and the aggregate market value (based on the closing price as quoted by the American Stock Exchange on September 30, 2005) of the Class A Common Stock held by non-affiliates of the registrant was approximately $19,844,000. As of the same date, 1,643,045 shares of the registrant's Class B Common Stock, $.01 par value ("Class B Common Stock") were outstanding.


                     DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Registration Statement on Form S-1, as amended by Amendment Nos. 1 and 2 (Registration No. 33-11543) as well as portions of the Company's Form 10-K for fiscal years ended July 31, 2003 and 2004 are incorporated by reference in Part IV of this Form 10-K.





Page 3 of 49

                           TABLE OF CONTENTS
                           -----------------
                                                                       Page
PART I                                                                 ----
------
Item 1.  BUSINESS

         General                                                         4
         START Contracts                                                 4
         Saudi Arabia / Kuwait Contracts                                 4
         Task Order Contracts                                            5
         Environmental Consulting Services                               5
         Analytical Laboratory Services                                  7
         Aquaculture                                                     7
         Segment Reporting                                               7
         Regulatory Background                                           7
         Potential Liability and Insurance                               8
         Market and Customers                                            9
         Backlog                                                         9
         Competition                                                     9
         Employees                                                       9

Item 2.  PROPERTIES                                                      9

Item 3.  LEGAL PROCEEDINGS                                              10

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            10

PART II
-------

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED
         STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
         SECURITIES                                                     11

Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA                           12

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                            13

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK                                                    18

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                    18

Item 9.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURES                           40

Item 9A. CONTROLS AND PROCEDURES                                        40

Item 9B. OTHER INFORMATION                                              40

PART III
--------

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT             41

Item 11. EXECUTIVE COMPENSATION                                         42

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDERS MATTERS                    43

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                 46

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES                         46

PART IV
-------

Item 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES                      47


Page 4 of 47
                                  PART 1
                                  ------

Item 1.   BUSINESS

General
-------

Ecology and Environment, Inc. ("EEI" or the "Company") is a broad based environmental consulting firm whose underlying philosophy is to provide professional services worldwide so that sustainable economic and human development may proceed with minimum negative impact on the environment. The Company offers a broad range of environmental consulting services including: environmental audits; environmental impact assessments; terrestrial, aquatic and marine surveys; air quality management and air toxics pollution control; environmental engineering; noise pollution evaluations; wastewater analyses; water pollution control; industrial hygiene and occupational health studies; archaeological and cultural resource studies; environmental infrastructure planning; air, water and groundwater monitoring.

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

The total value of the three (3) START contracts, if the EPA exercises all options within each of them, was approximately $89 million. The base value of the three (3) START contracts over their five year term was approximately $26.0 million. The eastern contract ended in June 2005 and resulted in total net revenues of approximately $10.3 million. The EPA can exercise options covering additional increased quantities for the two remaining western contracts which expire in December 2005. An extension for up to three additional months has been exercised on one of the remaining contracts. Both of the remaining START contracts were rebid in September 2005 and the EPA anticipates award announcements during E&E's second quarter of fiscal year 2006. The Company, as of July 31, 2005, has realized total net revenues of approximately $36.4 million under these remaining two contracts.

These contracts contain termination provisions under which the EPA may, without penalty, terminate the contract upon written notice to the Company. In the event of termination, the Company would be paid only termination costs in accordance with the contract. The Company has never had a contract terminated by the EPA.

Saudi Arabia/Kuwait Contracts
-----------------------------

The Company has provided assistance to the Kingdom of Saudi Arabia and the State of Kuwait since 1995 in support of environmental damage claims filed by these countries with the United Nations Compensation Commission (UNCC) resulting from Iraqi aggression during the 1991 Gulf War. On October 30, 2001, the Company through its majority-owned Saudi subsidiary secured a significant expansion of an existing contract with Saudi Arabia (2001 Oversight Contract) and through a majority-owned domestic subsidiary entered into three new contracts with Kuwait. The contract for work with Saudi Arabia provides for the oversight and supervision of the implementation of monitoring and assessment studies to determine the extent of damage to marine, coastal and terrestrial resources. The contracts for work with Kuwait provide for conducting terrestrial and coastal monitoring and assessment studies as well as the establishment and operation of an environmental laboratory in Kuwait. The 2001 Oversight Contract with Saudi Arabia was a time and materials contract for approximately $22.8 million of net revenue and covered a 30 month period ended April 30, 2004. The three fixed price contracts with Kuwait are for a period of five years and total approximately $29 million of expected net revenues. However, the laboratory fixed price contract in Kuwait contains a time and materials portion that could yield an additional $4.0 million of net revenue. On September 21, 2002, the Company's majority-owned Saudi subsidiary secured a second contract in Saudi Arabia. This contract is a $19 million fixed price agreement for a five-year period with the Kingdom of Saudi Arabia for the Implementation of the Public Health Claim Studies. These studies will support the Kingdom's claims to be filed with the UNCC. In June 2004, E&E signed an additional contract with the Kingdom of Saudi Arabia in the amount of $2.4 million for fifth installment preplanning work, bringing the total contract work in Saudi Arabia to a total of $44.2 million of expected revenues ($41.4 of net revenues). The Company, as of July 31, 2005, has recognized net aggregate revenues of approximately $39.0 and $26.6 million from the Saudi and Kuwait contracts, respectively, and the contracts in Saudi Arabia are substantially complete.

The contracts in Saudi Arabia are through the Company's majority owned (66 2/3%) subsidiary Ecology and Environment of Saudi Arabia Co., LTD. (EESAL). The Company has an agreement with the other minority shareholder of EESAL to divide any profits in EESAL from the current contracts equally, and to pay to the minority shareholder a commission of 5% of the total contract values. The commission and

Page 4 of 49

additional profit sharing covers on-going representation in the Kingdom, logistical support including the negotiation and procurement of Saudi national personnel, facilities, equipment, licenses, permits, and any other support deemed necessary in the implementation and performance of the Saudi contracts. As of July 31, 2005 the Company has incurred expense of $1,976,000 ($141,000 in fiscal year 2005, $944,000 in fiscal year 2004,
$505,000 in fiscal year 2003 and $386,000 in fiscal year 2002) under the terms of this commission agreement.

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

Deferred revenue balance at July 31, 2005 represents net advances received under the Kuwait contract. The Company has received $12.4 million of advances under the Kuwait contracts of which $232,000 is still remaining. Deferred revenue is recognized as earned over the respective contract periods.

Task Order Contracts
--------------------

The Company has numerous task order contracts with state and federal governmental agencies which contain indefinite order quantities and/or option periods ranging from two to ten years. The maximum potential gross revenues included in these contracts is approximately $141.6 million. This figure includes $3.8 million of work under the two remaining START contracts expiring in December 2005. Work done under task orders run the full range of services provided by EEI from risk management plans; to air quality control; to groundwater monitoring; to hazardous materials (HAZMAT) response plans; to solid waste management; and to strategic information management and database support.

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

Homeland Protection / Emergency Response
----------------------------------------

Around the world, recent events involving terrorism and bioterrorism have raised the concern for public health and safety as well as environmental protection. EEI's Homeland Protection Services include logistics support, emergency response, and comprehensive planning and preparedness offered to both governmental and private industry clients. EEI has extensive experience as to local vulnerabilities, assets and existing emergency response plans, in addition to the state and federal laws and regulations that affect emergency response plans. EEI supports all phases of incident management-preparedness, mitigation, response and recovery. For the past 30 years, EEI has assisted its clients in preparing for potential disasters, both man-made and natural. The Company has assessed potential threats, evaluated resources, developed response plans, trained personnel and conducted exercises. In addition, the Company has responded to thousands of emergencies and has monitored and has managed the restoration of the environment after incidents.

EEI has provided science and environmental engineering expertise at high-profile disasters and incidents including large oil spills in United States waterbodies; dioxin contamination in the Midwest; Anthrax threats in the United States in 2002; the 1991 Gulf War oil fires in Kuwait;

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

Pipelines
---------

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

Power
-----

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

Liquefied Natural Gas (LNG)
---------------------------

The increased domestic demand for clean burning natural gas combined with acceleration of worldwide development of stranded gas reserves, has increased the need for new and expanded LNG export and import facilities. Project developers rely on EEI for essential environmental support services, because of the Company's extensive experience in addressing key siting, environmental permitting, engineering, safety, and regulatory elements associated with planning, design and operation of LNG liquefaction and regasification facilities. EEI has conducted environmental and safety studies for LNG facilities in the United States, Canada, Bahamas, Norway, Trinidad, and Indonesia. The studies have involved analyses of oceanographic, navigational, and meteorological conditions to determine whether access by LNG tankers would be feasible and safe, and whether operation of the facilities would be uninterrupted. In addition, EEI has studied the compatibility of LNG facilities with the present and projected uses of waterways and adjacent lands, the potential risks to the general public near prospective sites, and the potential effects of facility construction and operation on terrestrial and aquatic ecosystems.

Environmental Assessments
-------------------------

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

Wetlands
--------

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

International
-------------

EEI has over 20 years experience in international work. The Company now has partners in over 30 countries and has completed over 15,000 major environmental assignments in over 67 countries worldwide. Assignments completed are in fields such as environmental assessment; management and financial planning; institutional strengthening and standards development; water supply and development; wastewater treatment; and solid waste project construction supervision. The Company also has extensive experience working with environmental development contracts funded by international lending institutions such as the Asian Development Bank and the World Bank. For the fiscal years ending July 31, 2005, 2004 and 2003 the net aggregate revenues from international work amounted to $13.4 million, $33.7 million and $30.3 million, respectively.

Analytical Laboratory Services
------------------------------

The Company owns a facility in Lancaster, New York where its analytical testing laboratory was located. The Company discontinued its analytical testing operations during fiscal year 2005 and has recognized impairment losses of $2.8 million under continuing operations. See Item 2, Properties,
Item 7, Management Discussion and Analysis, and Note 21 in the Notes to Consolidated Financial Statements.

Aquaculture
-----------

The Company owns an aquaculture shrimp facility (Frutas Marinas, S.R.L.) in the province of Puntarenas on the Pacific coast of Costa Rica. The facility includes 400 hectares of land of which 193 hectares is shrimp aquaculture ponds. The Company decided to discontinue the operation in July 2003 and has recognized an impairment loss in discontinued operations in fiscal year 2003. The remaining assets of the shrimp farm are currently classified as assets of discontinued operations held for sale. See Item 7, Management Discussion and Analysis and Note 20 in the Notes to Consolidated Financial Statements.

The Company also owns the assets of a fish farm located in Jordan. The farm is located on the banks of the Jordan River 120 kilometers north of Amman. The assets were purchased in July 2001 through a newly formed entity, American Arab Aquaculture Company (AMARACO), of which EEI owns 51%.
AMARACO has invested approximately $500,000 to upgrade the farm's infrastructure, production methods, and species selection. The Company recognized an impairment loss of $442,000 ($139,000 net of minority interest and taxes) in fiscal year 2004 for the long-lived assets of AMARACO. See
Item 7, Management Discussion and Analysis, and Note 20 in the Notes to Consolidated Financial Statements.

Segment Reporting
-----------------

The Company has three reportable segments: consulting services, analytical laboratory services, and aquaculture. Refer to the Company's financial statements for fiscal year 2005 contained in Item 8 hereof for additional pertinent information on the Company's segments.

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


The Resource Conservation And Recovery Act Of 1976 ("RCRA")
-----------------------------------------------------------

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

Toxic Substance Control Act Of 1976 ("TSCA")
--------------------------------------------

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

The National Environmental Policy Act ("NEPA")
----------------------------------------------

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

Clean Air Act
-------------

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

Safe Drinking Water And Clean Water Acts ("SDWA")
-------------------------------------------------

The SDWA of 1996 and recent regulatory changes under the Clean Water Act
(CWA) work together in order to ensure that the public is provided with safe drinking and recreational waters by utilizing watershed approaches and applying similar principles (Total Maximum Daily Load, National Pollution Discharge Elimination System, Source Water Assessment Program, Storm Water Program). Thus, they supplement and help one another more effectively reach each other's goals. The Company assists public and private clients in developing and establishing pollution prevention programs, assisting clients in monitoring ground, waste and stormwater systems, and helping clients with water permitting and compliance issues.

Other
-----

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

Backlog
-------

The Company's firm backlog of uncompleted projects and maximum potential gross revenues from indefinite task order contracts, at July 31, 2005 and 2004 were as follows:

                                                    (Millions of $)
                                              Fiscal Year      Fiscal Year
                                             Ended 7/31/05    Ended 7/31/04
                                             -------------    -------------

    Total firm backlog                          $  43.2          $  40.5

    Anticipated completion of firm
       backlog in next twelve months               33.5             23.3

    Maximum potential gross revenues
       from task order contracts                  141.6            178.3

The above maximum figures for fiscal year 2005 and 2004 include potential revenue backlog attributable to the options under the START contracts of $3.8 million and $52.0 million, respectively. This backlog includes a substantial amount of work to be performed under contracts which contain termination provisions under which the contract can be terminated without penalty upon written notice to the Company. The likelihood of obtaining the full value of the task order contracts cannot be determined at this time.

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

Employees
---------

As of July 31, 2005, the Company, including subsidiaries, had approximately 700 employees. The majority of the employees hold bachelor's degrees and/or advanced degrees in such areas as chemical, civil, mechanical, sanitary, soil, structural and transportation engineering, biology, geology, hydrogeology, ecology, urban and regional planning and oceanography. The Company's ability to remain competitive will depend largely upon its ability to recruit and retain qualified personnel. None of the Company's employees are represented by a labor organization and employee relations are good.


Item 2.  PROPERTIES

The Company's headquarters (60,000 square feet) is located in Lancaster, New York, a suburb of Buffalo. The Company's warehouse facility and its former laboratory in Lancaster, New York consists of two buildings totaling approximately 35,000 square feet (see Analytical

Laboratory Services section of Item 1, Business). This facility is currently held for sale. The Company also leases office and storage facilities at twenty one (21) regional offices in the United States, with terms which generally coincide with the duration of the Company's contracts in those areas. The Company's subsidiaries also own the shrimp and fish farms described in the Aquaculture section of Item 1, Business. The shrimp farm property in Costa Rica is currently held for sale.

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

On January 8, 2005 Othman Al-Rashed and Kuwaiti Engineering Group (KEG) filed a lawsuit in New York State Supreme Court, County of New York, as
Plaintiffs, against the Consortium of International Consultants, LLC (CIC) and Safege Consulting Engineers (Safege) as Defendants which legal proceeding was described in Park II, Item 1, Legal Proceedings of the Company's Quarterly Report for the quarterly period ended April 30, 2005 on Form 10-Q. The Plaintiff served an Amended Complaint on the Defendants in July 2005. CIC is a majority-owned subsidiary of the Company, which entered into a multi-year monitoring and assessment contract in Kuwait (the Project). As a result of the amended complaint, the Company is not named as a defendant in the lawsuit and CIC is only named as a nominal party against which the Plaintiffs are not seeking relief. The Amended Complaint alleges claims against Defendant Safege in connection with the Project and seeks damages of $5,000,000 for a breach of contract claim and a further claim by KEG against Safege for $10,000,000 of punitive damages. The Company believes that the claims in this lawsuit are either without merit or are the sole responsibility of Safege.

One of the Company's majority owned subsidiaries was a co-defendant in a lawsuit connected to work performed on a remediation project at a mine site. The plaintiffs filed for damages of approximately $35 million. The Company believes these claims were without merit. The insurance companies for all of the co-defendants resolved that lawsuit. The subsidiary company has recently received a demand for payment of additional claims, not yet filed, related to the above-mentioned work. The subsidiary company has insurance for such claims, if ever filed, and intends to put forth a vigorous defense should such claims be actually filed.

The Company is involved in other litigation arising in the normal course of business. In the opinion of management, any adverse outcome to other litigation arising in the normal course of business would not have a material impact on the financial results of the Company.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

Page 11 of 49
                                   PART II
                                   -------

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Principal Market or Markets. The Company's Class A Common Stock is traded on the American Stock Exchange. There is no separate market for the Company's Class B Common Stock.

      The following table represents the range of high and low prices of the Company's Class A Common Stock as reported by the American Stock Exchange for the periods indicated.

                                 FISCAL 2005
                                 -----------
                                                            High      Low
                                                           ------    -----
First Quarter
   (commencing August 1, 2004 - October 30, 2004)           $9.75    $8.80
Second Quarter
   (commencing October 31, 2004 - January 29, 2005)          9.00     7.65
Third Quarter
   (commencing January 30, 2005 - April 30, 2005)            8.00     6.00
Fourth Quarter
   (commencing May 1, 2005 - July 31, 2005)                  7.00     6.22


                                 FISCAL 2004
                                 -----------
                                                            High      Low
                                                           ------    -----
First Quarter
   (commencing August 1, 2003 - November 1, 2003)          $11.25    $9.40
Second Quarter
   (commencing November 2, 2003 - January 31, 2004)         10.29     9.40
Third Quarter
   (commencing February 1, 2004 - May 1, 2004)              11.52     9.75
Fourth Quarter
   (commencing May 2, 2004 - July 31, 2004)                 10.59     8.63


Approximate Number of Holders of Class A Common Stock. As of September 30, 2005, 2,420,000 shares of the Company's Class A Common Stock were outstanding and the number of holders of record of the Company's Class A Common Stock at that date was 433. The Company estimates that it has a significantly greater number of Class A Common Stock shareholders because a substantial number of the Company's shares are held in street name. As of the same date, there were 1,643,045 shares of the Company's Class B Common Stock outstanding and the number of holders of record of the Class B Common Stock at that date was 64.

Dividends. In the fiscal years ended July 31, 2004 and 2005 the Company declared and paid two cash dividends totaling $.34 per year, per share of common stock. The amount, if any, of future dividends remains within the discretion of the Company's Board of Directors and will depend upon the Company's future earnings, financial condition and requirements and other factors as determined by the Board of Directors.

The Company's Certificate of Incorporation provides that any cash or property dividend paid on Class A Common Stock must be at least equal to the cash or property dividend paid on Class B Common Stock on a per share basis.

Equity Compensation Plan Information as of July 31, 2005:


                               Number of securities    Weighted average     Number of
                               to be issued upon       exercise price       securities
                               exercise of             of outstanding       remaining
                               outstanding options,    options, warrants    available for
Plan category                  warrants and rights     and rights           future issuance
-------------------------------------------------------------------------------------------
Equity compensation
plans approved by
security holders:

     1986 Incentive Stock
          Option Plan               10,400                  $7.25                     -
     2003 Stock Award Plan               -                      -               118,674

Equity compensation
plans not approved
by security holders:

Page 12 of 49

     1998 Stock Award Plan               -                      -                     -
                               ------------------------------------------------------------

Total                               10,400                      -               118,674

Refer to Note 10 to Consolidated Financial Statements set forth in Part IV of this Annual Report on Form 10-K for more information on the Equity Compensation Plans.

(b)   Not Applicable

(c) Purchased Equity Securities. The following table summarizes the Company's purchases of its common stock during the fiscal year ended July 31, 2005.

                                                                Total Number of
                                                                Shares Purchased   Maximum Number
                                                                as Part of         of Shares that May
                                    Total Number   Average      Publicly           Yet Be Purchased
                                    of Shares      Price Paid   Announced Plans    Under the
             Period                 Purchased      per Share    of Programs (1)    Plans or Programs
-----------------------------------------------------------------------------------------------------
August 1, 2004 - July 31, 2005        62,500        $8.45           62,500            17,034

(1) The Company purchased 2,500 shares of its Class A common stock during the fourth quarter of its fiscal year ended July 31, 2005 pursuant to a 200,000 share repurchase program approved at the Board of Directors meeting held in January 2004. The purchases were made in open-market transactions.

Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The financial statements presented below have been reclassified to give retroactive effect to the FY 2003 discontinuance of the Company's shrimp farm operations. See note No. 20 to the Notes to Consolidated Financial Statements for additional information.


                                                                         Year Ended July 31,
                                                                         -------------------

                                                            2005       2004        2003         2002        2001
                                                         ---------------------------------------------------------
                                                                (In thousands, except per share amounts)
Operating data:
--------------
Gross revenues                                           $91,351     $110,623    $ 116,214    $85,862     $75,411
Net revenues                                              74,461       89,501       87,771     73,408      73,148
Income (loss) from operations                             (1,951)       5,994        7,679      5,017       4,472
Income (loss) from continuing operations before
  income taxes and minority interest                      (2,618)       6,000        7,421      5,146       4,850

Net income (loss) from continuing operations              $1,424)    $  2,632    $   3,790    $ 3,125     $ 2,558
Net loss from discontinued operations                       (163)        (231)      (4,992)    (1,716)       (663)
   Net income (loss)                                     --------------------------------------------------------
                                                         $(1,587)    $  2,401    $  (1,202)   $ 1,409     $ 1,895

Net income (loss) per common share:  basic
   Continuing operations                                 $ (0.36)    $   0.66    $    0.95    $  0.77     $  0.62
   Discontinued operations                                 (0.04)       (0.06)       (1.25)     (0.42)      (0.16)
                                                         ---------------------------------------------------------
   Net income (loss) per common share:  basic            $ (0.40)    $   0.60    $   (0.30)   $  0.35     $  0.46
Page 13 of 49


   Net income (loss) per common share:  diluted
   Continuing operations                                 $ (0.36)    $   0.65    $    0.94    $  0.77     $  0.62
   Discontinued operations                                 (0.04)       (0.06)       (1.23)     (0.42)      (0.16)
                                                         ---------------------------------------------------------
Net income (loss) per common share:  diluted             $ (0.40)    $   0.59    $   (0.29)   $  0.35     $  0.46

Cash dividends declared per common share
Basic and Diluted                                        $  0.34     $   0.34    $    0.33    $  0.32     $  0.32

Weighted average common shares outstanding:
   Basic                                                 3,962,699   3,985,716   3,996,796    4,069,848   4,103,740
   Diluted                                               3,962,699   4,041,242   4,050,385    4,072,694   4,103,740




                                            Year Ended July 31,
                                            -------------------

                                  2005       2004        2003         2002        2001
                                --------------------------------------------------------
                                         (In thousands, except per share amounts)
Balance sheet data:
-----------------
Working capital                 $27,713     $27,480     $27,479      $30,268     $24,019

Total assets                     55,978      62,504      76,382       74,471      57,686

Long-term debt                      328         336         137            -          40

Shareholders' equity             36,284      39,383      38,378       41,294      42,338

Book value per share:
   Basic                          $9.16       $9.88       $9.60       $10.15      $10.31
   Diluted                        $9.16       $9.75       $9.48       $10.14      $10.31



Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

Operating activities generated positive cash flow of $5.6 million in fiscal year 2005 compared to a use of $650,000 of cash in the prior year. A reduction in accounts receivable of $5.9 million contributed to the increased cash flow mainly due to a slow down of work in the Middle East and collections on accounts receivable. Accounts Payable, accrued payroll costs, and other accrued liabilities all contributed to uses of cash due mainly to reduced sales and the payment of prior year bonuses. The Company purchased $246,000 of new capital equipment compared to depreciation charges of $1.5 million. Borrowings contributed $748,000 of cash while dividends, debt repayments, and stock buybacks consumed $2.6 million of cash.

The Company maintains an unsecured line of credit of $20.0 million with a bank at 1/2% below the prevailing prime rate. A second line of credit is available at another bank for up to $13.5 million, exclusively for letters of credit. The Company has outstanding letters of credit (LOC's) at July 31, 2005 in the amount of $2.4 million. These LOC's were obtained to secure advance payments and performance guarantees for contracts in the Middle
East. After LOC's, there are no outstanding borrowings under the lines of credit and there is $31.1 million of line still available at July 31, 2005. There are no significant additional working capital requirements pending at July 31, 2005. The Company believes that cash flows from operations and borrowings against the line of credit will be sufficient to cover all working capital requirements for fiscal year 2006.

Contractual Obligations
-----------------------

                                             Payments due by period
                              ---------------------------------------------------------
                                             Less than     1-3        3-5     More than
Contractual Obligations             Total      1 year     years      years     5 years
---------------------------------------------------------------------------------------
Long-Term Debt Obligations       $  508,978  $  255,298  $  109,724  $ 43,811  $100,145
Capital Lease Obligations           143,146      68,773      65,756     8,617         -
Operating Lease Obligations (1)   4,711,313   2,298,209   1,727,600   597,626    87,878
Other Liabilities (2)               231,611     231,611           -      -            -
---------------------------------------------------------------------------------------
     Total                       $5,595,048  $2,853,891  $1,903,080  $650,054  $188,023
                                 ======================================================

(1) Represents rents for office and warehouse facilities
(2) Consists of Deferred Revenue on the Kuwait contract


Results of Operations
---------------------

Net Revenue
-----------

Fiscal Year 2005 vs 2004

Net revenues for the fiscal year ended July 31, 2005 were $74.5 million, down 17% from the $89.5 million reported in fiscal year 2004. The decrease was attributable to the closing of the Company's Analytical Services Center (ASC) and a drop in work performed on the contracts in Saudi Arabia and Kuwait as they approach completion. The contracts in the Middle East are substantially finished and range from 93% to 100% complete. The net revenues in Saudi Arabia decreased from $16.9 million in fiscal year 2004 to $2.7 million in fiscal year 2005, while the net revenues in Kuwait decreased from $10.0 million in fiscal year 2004 to $3.5 million in fiscal year 2005. The Company closed its Analytical Services Center in Lancaster, N.Y. during the second quarter of the fiscal year 2005. As a result, ASC net revenues decreased $3.0 million for fiscal year 2005 and $1.0 million during the fourth quarter. Net revenues from U.S. Department of Defense (DOD) clients decreased $2.2 million or 18% from the $12.4 million reported in fiscal year 2004. The decrease in DOD net revenues is attributable to reduced work levels on various United States Army Corps of Engineers (USACE) and United States Air Force contracts. Net revenues from commercial clients increased $1.2 million or 14% from the $8.6 million reported in fiscal year 2004. The increase in commercial net revenues is attributable to increased activity on various LNG contracts. Net revenues from state clients increased $2.3 million or 16% from the $14.9 million reported in fiscal year 2004. The increase in state net revenues is attributable to increased work levels on contracts in Florida, Oregon and New York. The Company reported increased net revenues in Walsh Environmental, E&E do Brasil, and Gestion Ambiental Consultores (GAC), three of its subsidiaries. Net revenues from these subsidiaries increased $2.9 million, $1.5 million, and $624,000, respectively, for fiscal year 2005. The increase in Walsh is due to higher revenues from its subsidiary in Peru and the full year consolidation of Gustavson Associates. Net revenues from the three Superfund Technical Assessment and Response Team (START) contracts remained flat at approximately $10.0 million compared to fiscal year 2004. The Company's START contract in EPA Region 3 ended in June 2005 and the two remaining
START contracts are scheduled to end in December 2005, although an extension for up to three additional months has been exercised on one of the remaining contracts. Both of the remaining START contracts were rebid in September 2005 and the EPA anticipates award announcements during E&E's second quarter of fiscal year 2006.

The decrease in net revenues for the fourth quarter of fiscal year 2005 was attributable to the winding down of the contracts in Saudi Arabia and Kuwait and the closing of the ASC. Net revenues from the contracts in the Middle East decreased $4.9 million or 87% as these contracts near completion. Offsetting these decreases was an increase in net revenues from Walsh Environmental, E&E do Brasil, and GAC. Net revenues from these subsidiaries increased $661,000, $361,000, and $340,000, respectively, for the fourth quarter of fiscal year 2005. Net revenues from state clients for the fourth quarter of fiscal year 2005 increased $1.0 million or 28% from the $3.7 million reported in the fourth quarter of fiscal year 2004. The increase in state net revenues is attributable to increased work levels on contracts in Florida and New York.

Fiscal Year 2004 vs 2003

Net revenues for the fiscal year ended July 31, 2004 were $89.5 million, up 2% from the $87.8 million reported in fiscal year 2003. The Company's contracts in Saudi Arabia accounted for the majority of the annual increase. The work in Saudi Arabia increased 11.4 million to $16.9 million. The Company also signed a $2.4 million contract for fifth installment preplanning work during the fourth quarter of fiscal year 2004. Net revenues reported for Commercial clients were $8.6 million, down 38% from the $13.8 million reported in fiscal year 2003. This was attributable to the completion of a major contract in the energy industry. Net revenues reported for DOD clients were $12.4 million for fiscal year 2004, down 19% from the $15.2 million reported in fiscal year 2003 due to reduction in funding for environmental projects in the Company's fourth quarter for laboratory services and fieldwork. One of the Company's majority owned subsidiaries, Walsh Environmental, reported net revenues of $8.3 million for fiscal year 2004, an increase of $1.1 million from the $7.2 million reported in fiscal year 2003. The majority of this increase was due to the consolidation of Gustavson Associates, acquired by Walsh Environmental during the fourth quarter of fiscal year 2004. Gustavson Associates reported net revenues of $527,000 during the fourth quarter of fiscal year 2004.

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

The Company's Analytical Services Center (ASC) reported net revenues of $5.0 million for fiscal year 2004 and $1.0 million in the fourth quarter, a 47% decrease in net revenues for the fourth quarter and a total decrease of 14% for the fiscal year. The ASC's decreased volume in the fourth quarter is attributable to a significant drop in samples received for environmental projects due to funding cutbacks by the DOD for environmental field operations as a result of the Iraq war. The Company had taken steps at the end of fiscal year 2004 and in the first quarter of fiscal year 2005 to downsize its laboratory operation to reflect current market conditions through reductions in staff by approximately 40% and is aggressively seeking reductions in other costs by soliciting lower price suppliers.

Income From Continuing Operations Before Income Taxes and Minority Interest
---------------------------------------------------------------------------

Fiscal Year 2005 vs 2004

The Company's loss from continuing operations before income taxes and minority interest for fiscal year 2005 was $2.6 million, down 144% from the $6.0 million of income reported in the prior year. The decrease in income from continuing operations for the fiscal year was attributable to the Company's ASC impairment loss, reduced net revenues, increased administrative and indirect costs, and a $200,000 gain from the sale of investment securities that the Company recorded during the prior year.
The Company recognized a cumulative pre-tax impairment at its ASC facility of $2.8 million during fiscal year 2005. This impairment is shown as continuing operations. Administrative and indirect costs increased $1.6 million or 7% during fiscal year 2005. This increase was attributable to the consolidation of Gustavson Associates to Walsh Environmental, an increase in the administrative staff and office space in E&E do Brasil, and the Company's on-going compliance work in connection with the requirements of the Sarbanes-Oxley Act. The Company incurred approximately $300,000 in costs associated with the compliance work for the Sarbanes-Oxley Act during fiscal year 2005.

The Company's income from continuing operations before income taxes and minority interest for the fourth quarter of fiscal year 2005 was $975,000, compared to the $1.0 million of income reported in the fourth quarter of the prior year. Despite a 12% drop in net revenues, the percentage return on income from continuing operations before income taxes and minority interest for the fourth quarter of fiscal year 2005 decreased only slightly (after adjusting for the impairment loss at the fish farm of $442,000 in fiscal year 2004) due to the Company's efforts to control costs and maximize employee utilization. E & E, Inc.'s employee utilization increased 6% during the fourth quarter of fiscal year 2005, compared to the fourth quarter of the prior year. Marketing and related costs decreased $435,000 during the fourth quarter of fiscal year 2005 as a result of the closing of the ASC and efforts to control internal costs. The Company recognized an impairment loss of $442,000 ($139,000 net of minority interest and taxes) during the fourth quarter of fiscal year 2004 for the long-lived assets at its fish farm operation, American Arab Aquaculture Company (AMARACO), located in Jordan.

Fiscal Year 2004 vs 2003

The Company's income from continuing operations before income taxes and minority interest for fiscal year 2004 was $6.0 million, down 19% from the $7.4 million reported in the prior year. This reduction was mainly attributable to the reduction in higher margin commercial work and the impairment of the long-lived assets of the Company's fish farm operations located in Jordan. The Company continued to work on the Middle Eastern contracts in Saudi Arabia and Kuwait. However, the marine and coastal and terrestrial studies portion of the work in Kuwait was 90% complete as of July 31, 2004. The environmental laboratory operation in Kuwait was expected to continue. The current contract work in Saudi Arabia was approximately 85% complete and should be substantially completed in fiscal year 2005. The ASC reported an operating loss of $1.4 million for fiscal year 2004 compared to operating loss of $132,000 for the prior year. A decrease in samples from Kuwait and various state clients have accounted for the decrease in operating income. Marketing and related costs have increased 12% as the Company continues to increase business development efforts in the homeland security and international markets while also increasing the ASC marketing staff to help broaden the commercial market base for the ASC. During fiscal year 2004, a gain of

$200,000 was recorded on the sale of investment securities and $300,000 of foreign currency exchange gains were realized mainly due to the contracts in Kuwait.

The Company's income from continuing operations before income taxes and minority interest for the fourth quarter of fiscal year 2004 was $1.0 million, down 47% from the $1.9 million reported in the fourth quarter of the prior year. The ASC reported an operating loss of $609,000 for the fourth quarter of fiscal year 2004 compared to operating profit of $32,000 for the fourth quarter of the prior year. A significant decrease in lab work from the Kuwait and various state contracts accounted for the ASC's decrease in operating income for the fourth quarter of fiscal year 2004.
The reduction in higher margin commercial work also contributed to the reduced earnings in the fourth quarter. Indirect expenses have increased as the Company continues business development efforts in the homeland security and international markets.

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

Impairment Losses
-----------------

In January 2005, the Company recognized a $1.6 million impairment loss as a result of its decision to close the ASC. At that time, the impairment of the land and buildings was determined based on the results of an independent appraisal and the equipment values were determined by equipment offers the Company had received. The impairment was precipitated by the Company's decision to close the operation rather than to sustain further losses while attempting to sell the segment as an on-going business. Continued losses incurred in this segment as a result of market price deterioration and a reduced emphasis by the Federal government on analytical laboratory testing was the basis for this decision. In April 2005, the company recorded an additional impairment loss on its remaining ASC land and building assets in the amount of $1.2 million. This was the result of meetings with various commercial brokers that provided the Company with additional information on current market conditions affecting the value of the real estate. The reduced valuation is based on the likelihood that the facility will not be sold to an existing laboratory or research company, but will rather be sold as combination office and warehouse space. The testing equipment was sold during the third quarter. Although all business operations have ceased, the total ASC impairment losses are shown in the accompanying financial statements as from "continuing operations" due to the uncertainty that the assets can be sold within one year under current market conditions.

Income Taxes
------------

The Company's tax benefit related to continuing operations for the fiscal year ended July 31, 2005 in the amount of $1.8 million reflects an additional benefit of $660,000 as a result of a change in its estimated reserves for income tax audits. These reserves were re-evaluated and a downward adjustment was made to accommodate the close-out of Internal Revenue service audits of the Company's fiscal years 2001, 2002 and 2003 as reported to the Company during fiscal year 2005.

American Jobs Creation Act of 2004
----------------------------------

In October 2004, Congress passed, and the President signed into law, the American Jobs Creation Act of 2004 (the "Act"). Some key provisions of the act affecting the Company are the repeal of the United States export tax incentive known as the extraterritorial income exclusion (EIE) and the implementation of a domestic manufacturing deduction. The Company is still assessing the impact of the Act. The EIE is phased out over the calendar years 2005 and 2006 with an exemption for binding contracts with unrelated persons entered into before September 18, 2003. These phase-out provisions will allow the Company to maintain an EIE deduction of an undeterminable amount through fiscal year 2007. The Company believes that it will accrue some benefits from the domestic manufacturing deduction, although such benefits are not expected to be material. The domestic manufacturing deduction will be phased in over a six-year period beginning with the Company's fiscal year 2005. The Company is currently evaluating the impact of the repatriation provisions and expects to complete this evaluation by the end of the 2006 fiscal year. The dollar amount of possible dividends being considered ranges from $0 to $400,000 and the related income tax effect would range from $0 to approximately $80,000.

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

Management believes the following accounting policies involve its more significant judgments and estimates used in the preparation of its consolidated financial statements. The Company maintains reserves for cost disallowances on its cost based contracts as a result of government audits. The Company recently settled fiscal years 1990 thru 1992 for amounts within the anticipated range. However, final rates have not been negotiated under these audits since 1992. The Company has estimated its exposure based on completed audits, historical experience and discussions with the government auditors. The Company recorded an impairment loss on its shrimp farm operation in fiscal year 2003 and on its Analytical Services Center in fiscal year 2005. An estimate of the fair value of its assets was made based on external appraisals of the land and buildings and internal estimates of the realizable value of the equipment. The Company recorded an impairment loss on its fish farm operations in Jordan in fiscal year 2004. An impairment was necessary due to the uncertainty that the farm's estimated future net cash flows would be sufficient to recover the carrying value of its long-lived assets. If these estimates or their related assumptions change, the Company may be required to record additional impairment losses or additional charges for disallowed costs on its government contracts.

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

On January 8, 2004 the Company entered into an agreement to grant a forty eight percent stake in its Brazilian subsidiary, Ecology and Environment do
Brasil, Ltda. (a limited partnership), to three new partners.   The new
partners are responsible for the in-country marketing and operations of the subsidiary. Any previous earnings, assets and liabilities remained with Ecology and Environment, Inc. The new partners have contributed their business contacts and staff from their old firm. The Company has provided an $80,000 capital contribution to move the office operations from Sao Paulo to Rio de Janeiro. Rio de Janeiro is where the Company believes it will have a more strategic location to market its target clients. During fiscal year 2005, two of the local partners entered into an agreement to purchase the other local partner's shares. This purchase is expected to be completed in fiscal year 2006 and it is not expected to significantly impact the operations of the Brazilian subsidiary.

During the second quarter of fiscal year 2005, the Company formed three new subsidiaries as well as a new joint venture. These entities were formed for the purpose of obtaining future work for the Company in the Middle East, Russia, and the State of California. The new entities are as follows:
MiddleEast Environmental Consultants, LLC (MEC); E & E International, LLC;
E & E Environmental Services, LLC; and E & E Ward BMS Consulting Association (Joint Venture). As of July 31, 2005, only MEC was operational.

In June 2005, the Company signed an agreement to sell its 50% ownership in Beijing YiYi Ecology and Environment Engineering Co. , LTD to an existing partner for $240,000. This transaction results in a loss of $72,000 and has been recorded in the accompanying results of operations for fiscal year 2005.

During the fiscal year, members of Walsh Unit Holders LLC exercised their options to purchase an additional 1,146 shares of Walsh Environmental Scientists and Engineers, LLC at a cost of $30,360. This caused the E&E, Inc ownership percentage in this company to drop by 1.7%. There are no additional purchase options outstanding as they expired on June 30, 2005. This caused a reduction in the ownership percentage of E & E, Inc. from 60% to 58.3%.

Inflation
---------

Inflation has not had a material impact on the Company's business because a significant amount of the Company's contracts are either cost based or contain commercial rates for services that are adjusted annually.

Item  7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company may have exposure to market risk for change in interest rates, primarily related to its investments. The Company does not have any derivative financial instruments included in its investments. The Company invests only in instruments that meet high credit quality standards. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limited default risk, market risk and reinvestment risk. As of July 31, 2005, the Company's investments consisted of short-term commercial paper and mutual funds. The Company does not expect any material loss with respect to its investments.

The Company is currently documenting, evaluating, and testing its internal controls in order to allow management to report on and attest to, and its' independent public accounting firm to attest to, the Company's internal controls as of July 31, 2007, as required by Section 404 of the Sarbanes-Oxley Act. The Company has devoted substantial time and expense in this endeavor during fiscal year 2005 and expects to spend additional management time on this in fiscal year 2006 and 2007. If weaknesses in our existing information and control systems are discovered that impede our ability to satisfy Sarbanes-Oxley reporting requirements, the Company must successfully and timely implement improvements to those systems. There is no assurance that the Company will be able to meet these requirements.


Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Reports of Independent Registered Public Accounting Firms
          ---------------------------------------------------------

To the Board of Directors and Shareholders of Ecology and Environment, Inc.

We have audited the accompanying consolidated balance sheet of Ecology and Environment, Inc. and its subsidiaries as of July 31, 2005, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended. In addition, our audit included the financial statement schedule for the year ended July 31, 2005 included in the index at Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public
Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ecology and Environment, Inc. and its subsidiaries as of July 31, 2005, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Schneider Downs & Co., Inc.
---------------------------
Schneider Downs & Co., Inc.

Pittsburgh, Pennsylvania
October 26, 2005



To the Board of Directors
And Shareholders of
Ecology and Environment, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Ecology and Environment, Inc. and its subsidiaries at July 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended July 31, 2004 in conformity with accounting principles generally accepted in the United States of America.
In addition, in our opinion, the financial statement schedule for the two years ended July 31, 2004 listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP

Buffalo, New York
October 28, 2004

                          Ecology and Environment, Inc.
                           Consolidated Balance Sheets

                                                   July 31,      July 31,
                                                     2005          2004
                                                     ----          ----
          Assets
          ------
Current assets:
    Cash and cash equivalents                    $ 7,872,116    $ 4,240,333
    Investment securities available for sale         120,533        143,647
    Contract receivables, net                     30,044,340     36,433,300
    Deferred income taxes                          5,016,908      5,029,233
    Other current assets                           2,005,426      2,442,900
    Assets of discontinued operations
      held for sale                                   26,821         29,817
                                                 ------------   ------------

          Total current assets                    45,086,144     48,319,230


Property, building and equipment, net              7,967,883     11,979,886
Deferred income taxes                              1,044,524              -
Other assets                                       1,878,984      2,204,510
                                                 ------------   ------------
          Total assets                           $55,977,535    $62,503,626
                                                 ============   ============

          Liabilities and Shareholders' Equity
          ------------------------------------

Current liabilities:
    Accounts payable                             $ 5,979,588    $ 6,070,266
    Accrued payroll costs                          3,837,435      4,611,097
    Income taxes payable                              36,122        363,114
    Deferred revenue                                 231,611        739,679
    Current portion of long-term debt and
      capital lease obligations                      324,071        266,597
    Other accrued liabilities                      6,673,337      8,495,677
    Liabilities of discontinued operations
      held for sale                                  290,950        293,048
                                                 ------------   ------------

          Total current liabilities               17,373,114     20,839,478

Deferred income taxes                                      -        107,960
Deferred revenue                                           -        454,540
Long-term debt and capital lease obligations         328,053        336,393
Minority Interest                                  1,992,544      1,382,412
Commitments and contingencies (see note #15)               -              -

Shareholders' equity:
    Preferred stock, par value $.01 per share;
      authorized-2,000,000 shares; no shares
      issued                                               -              -
    Class A common stock, par value $.01 per
      share; authorized-6,000,000 shares;
      issued-2,514,235 and 2,501,985 shares           25,143         25,021
    Class B common stock, par value $.01 per
      share; authorized-10,000,000 shares;
      issued-1,669,304 and 1,681,304 shares           16,693         16,813
    Capital in excess of par value                17,622,172     17,592,444
    Retained earnings                             22,002,059     24,972,691
    Accumulated other comprehensive income        (2,236,051)    (2,336,723)
    Unearned compensation, net of tax               (158,993)      (193,282)
    Treasury stock - Class A common, 94,235
      and 61,490 shares; Class B common,
      26,259 and 26,259 shares, at cost             (987,199)      (694,121)
                                                 ------------   ------------

      Total shareholders' equity                  36,283,824     39,382,843
                                                 ------------   ------------

     Total liabilities and shareholders' equity  $55,977,535    $62,503,626
                                                 ============   ============

The accompanying notes are an integral part of these financial statements.


                                 Ecology and Environment, Inc.
                               Consolidated Statements of Income

                                                            Year ended July 31,
                                               --------------------------------------------
                                                   2005            2004            2003
                                                   ----            ----            ----
Gross Revenues                                 $91,350,613     $110,623,427    $116,214,080
Less:  direct subcontract costs                 16,890,103       21,122,904      28,443,277
                                               ------------    -------------   -------------

Net revenues                                    74,460,510       89,500,523      87,770,803

Cost of professional services and
    other direct operating expenses             38,015,428       49,017,290      48,103,641
                                               ------------    -------------   -------------
Gross profit                                    36,445,082       40,483,233      39,667,162

Administrative and indirect operating
    expenses                                    24,404,071       22,797,003      22,041,153
Marketing and related costs                      9,740,387        9,693,137       8,620,867
Depreciation                                     1,501,035        1,606,769       1,326,116
Long-lived asset impairment loss                 2,750,972          442,374               -
                                               ------------    -------------   -------------

Income (loss) from operations                   (1,951,383)       5,943,950       7,679,026
Interest expense                                  (122,342)        (138,550)       (155,517)
Interest income                                     42,267          123,943         213,269
Other expense                                     (641,143)        (233,981)       (326,012)
Net foreign currency exchange gain                  54,868          305,044          10,157
                                               ------------    -------------   -------------
Income (loss) from continuing operations
  before income taxes and minority interest     (2,617,733)       6,000,406       7,420,923
Income tax provision (benefit)                  (1,824,647)       1,955,594       2,318,953
                                               ------------    -------------   -------------

Net income (loss) from continuing operations
  before minority interest                        (793,086)       4,044,812       5,101,970
Minority interest                                 (630,963)      (1,412,197)     (1,312,139)
                                               ------------    -------------   -------------

Net income (loss) from continuing operations    (1,424,049)       2,632,615       3,789,831
Loss from discontinued operations                 (236,635)        (354,550)     (8,303,739)
Income tax benefit on loss from discontinued
  operations                                        74,144          123,252       3,311,953
                                               ------------    -------------   -------------

Net income (loss)                              $(1,586,540)    $  2,401,317    $ (1,201,955)
                                               ============    =============   =============

Net income (loss) per common share: basic
    Continuing operations                      $     (0.36)    $       0.66    $       0.95
    Discontinued operations                          (0.04)           (0.06)          (1.25)
                                               ------------    -------------   -------------
Net income (loss) per common share: basic      $     (0.40)    $       0.60    $      (0.30)
                                               ============    =============   =============

Net income (loss) per common share: diluted
    Continuing operations                      $     (0.36)    $       0.65    $       0.94
    Discontinued operations                          (0.04)           (0.06)          (1.23)
                                               ------------    -------------   -------------
Net income (loss) per common share: diluted    $     (0.40)    $       0.59    $      (0.29)
                                               ============    =============   =============

Weighted average common shares outstanding:
    basic                                        3,962,699        3,985,716       3,996,796
                                               ============    =============   =============

Weighted average common shares outstanding:
    diluted                                      3,962,699        4,041,242       4,050,385
                                               ============    =============   =============

The accompanying notes are an integral part of these financial statements.


                                  Ecology and Environment, Inc.
                              Consolidated Statements of Cash Flows


                                                                        Year ended July 31,
                                                              ----------------------------------------
                                                                  2005          2004          2003
                                                              ------------  ------------  ------------
Cash flows from operating activities:
   Net income (loss) from continuing operations               $(1,424,049)  $ 2,632,615   $ 3,789,831
   Net loss from discontinued operations                         (162,491)     (231,298)   (4,991,786)
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
   Impairment of long-lived assets                              2,750,972       442,374             -
   Depreciation                                                 1,501,035     1,606,769     1,577,597
   Amortization                                                   299,220       379,913       366,747
   Gain on disposition of property and equipment                    6,286         6,804         1,930
   Minority interest                                              610,132       (86,603)     (250,413)
   Provision for contract adjustments                             467,954       627,028     1,751,913
   (Increase) decrease in:
      - contracts receivable, net                               5,921,006     3,632,008    (9,723,911)
      - other current assets                                      437,474     1,074,383     1,627,145
      - income taxes receivable                                         -             -       312,977
      - deferred income taxes                                  (1,140,159)      378,078    (2,670,786)
      - other non-current assets                                  325,526     1,699,402       731,386
      - assets held for sale                                        2,996       175,728      (205,545)
   Increase (decrease) in:
      - accounts payable                                          (90,678)     (257,123)      403,393
      - accrued payroll costs                                    (773,662)     (261,052)      512,847
      - income taxes payable                                     (326,992)     (787,450)      884,153
      - deferred revenue                                         (962,608)  (10,017,031)   (1,699,559)
      - other accrued liabilities                              (1,822,340)   (1,652,177)    2,150,757
      - liabilities held for sale                                  (2,098)      (17,330)      310,378
                                                              ------------  ------------  ------------

       Net cash provided by (used in) operating activities      5,617,524      (654,962)   (5,120,946)
                                                              ------------  ------------  ------------
Cash flows provided by (used in) investing activities:
   Acquisitions                                                         -      (150,000)            -
   Purchase of property, building and equipment, gross           (246,290)   (1,697,088)   (1,818,886)
   Proceeds from sale of investments                                    -     3,899,300             -
   Proceeds from maturity of investments                           26,136             -             -
   Writedown of discontinued operations fixed assets, net               -             -     5,029,307
   Payment for the purchase of bond                                (3,109)      (86,501)     (168,891)
                                                               -----------  ------------  ------------

       Net cash provided by (used in) investing activities       (223,263)    1,965,711     3,041,530
                                                               -----------  ------------  ------------
Cash flows provided by (used in) financing activities:
   Dividends paid                                              (1,384,092)   (1,396,130)   (1,401,117)
   Proceeds from debt                                             747,863       465,904     2,515,312
   Repayment of debt                                             (698,729)   (2,378,226)            -
   Net proceeds from issuance of common stock                       1,812        15,938         3,625
   Purchase of treasury stock                                    (530,057)     (221,275)     (242,337)
                                                               -----------  ------------  ------------

       Net cash provided by (used in) financing activities     (1,863,203)   (3,513,789)      875,483
                                                               -----------  ------------  ------------

Effects of exchange rate changes on cash and cash
  equivalents                                                     100,725      (134,017)     (447,711)
                                                               -----------  ------------  ------------

Net increase (decrease) in cash and cash equivalents            3,631,783    (2,337,057)   (1,651,644)
Cash and cash equivalents at beginning of period                4,240,333     6,577,390     8,229,034
                                                               -----------  ------------  ------------

Cash and cash equivalents at end of period                    $ 7,872,116   $ 4,240,333   $ 6,577,390
                                                              ============  ============  ============

The accompanying notes are an integral part of these financial statements.


                                       Ecology and Environment, Inc.
                          Consolidated Statements of Changes in Shareholders' Equity

                                                   Common Stock
                                       ---------------------------------------
                                           Class A               Class B          Capital in
                                       ---------------------------------------    excess of     Retained
                                         Shares    Amount     Shares    Amount    par value     earnings
                                       ------------------   ------------------  ------------ ------------
Balance at July 31, 2002               2,468,571  $24,686   1,712,068  $17,121  $17,372,444  $26,570,576

Net loss                                    -        -           -        -            -      (1,201,955)
Foreign currency translation reserve        -        -           -        -            -            -
Cash dividends paid ($.33 per share)        -        -           -        -            -      (1,356,227)
Unrealized investment gain, net             -        -           -        -            -            -
GAC dividends                               -        -           -        -            -         (44,890)
Repurchase of Class A common stock          -        -           -        -            -            -
Stock options                                500       5         -        -           3,620         -
Issuance of stock under stock
   award plan, net                          -        -           -        -          60,003         -
Amortization, net of tax                    -        -           -        -            -            -
Forfeitures                                 -        -           -        -          31,907         -
                                       ------------------------------------------------------------------

Balance at July 31, 2003               2,469,071  $24,691   1,712,068  $17,121  $17,467,974  $23,967,504
                                       ==================================================================

<TABLE
                                        Accumulated
                                          Other                              Treasury Stock
                                       Comprehensive       Unearned      ----------------------   Comprehensive
                                          Income         Compensation      Shares      Amount         Income
                                       -------------     ------------    ----------------------   -------------
Balance at July 31, 2002               $(1,661,265)       $ (222,921)    108,976     $(806,401)

Net loss                                      -                 -           -             -       $(1,201,955)
Foreign currency translation reserve      (447,711)             -           -             -          (447,711)
Cash dividends paid ($.33 per share)          -                 -           -             -                  -
Unrealized investment gain, net             (2,854)             -           -             -            (2,854)
GAC dividends                                 -                 -           -             -
Repurchase of Class A common stock            -                 -         39,508      (242,337)              -
Stock options                                 -                 -           -             -                  -
Issuance of stock under stock
   award plan, net                            -             (255,184)    (38,712)      286,469               -
Amortization, net of tax                      -              307,373        -             -                  -
Forfeitures                                   -               14,180        -          (69,017)              -
                                       ------------------------------------------------------------------------

Balance at July 31, 2003               $(2,111,830)       $ (156,552)    109,772     $(831,286)   $(1,652,520)
                                       ========================================================================


<TABLE

                                                   Common Stock
                                       ---------------------------------------
                                           Class A               Class B          Capital in
                                       ---------------------------------------    excess of     Retained
                                         Shares    Amount     Shares    Amount    par value     earnings
                                       ------------------   ------------------  ------------ ------------
Net income                                  -        -           -        -            -       2,401,317
Foreign currency translation reserve        -        -           -        -            -            -
Cash dividends paid ($.34 per share)        -        -           -        -            -      (1,396,130)
Unrealized investment gain, net             -        -           -        -            -            -
Conversion of common stock - B to A       30,764      308     (30,764)    (308)        -            -
Repurchase of Class A common stock          -        -           -        -            -            -
Stock options exercised                    2,150       22        -        -          15,916         -
Issuance of stock under stock
   award plan, net                          -        -           -        -         111,229         -
Amortization, net of tax                    -        -           -        -            -            -
Forfeitures                                 -        -           -        -          (2,675)        -
                                       ------------------------------------------------------------------

Balance at July 31, 2004               2,501,985  $25,021   1,681,304  $16,813  $17,592,444  $24,972,691
                                       ==================================================================

<TABLE

                                        Accumulated
                                          Other                              Treasury Stock
                                       Comprehensive       Unearned     -----------------------   Comprehensive
                                          Income         Compensation      Shares      Amount        Income
                                       -------------     ------------   -----------------------   -------------
Net income                                    -                 -           -             -       $ 2,401,317
Foreign currency translation reserve      (134,017)             -           -             -          (134,017)
Cash dividends paid ($.34 per share)          -                 -           -             -                 -
Unrealized investment gain, net            (90,876)             -           -             -           (90,876)
Conversion of common stock - B to A           -                 -                                           -
Repurchase of Class A common stock            -                 -         24,326      (221,275)             -
Stock options exercised                       -                 -           -             -                 -
Issuance of stock under stock
   award plan, net                            -             (214,445)    (47,795)      367,333              -
Amortization, net of tax                      -              177,715        -             -                 -
Forfeitures                                   -                 -          1,446        (8,893)             -
                                       --------------------------------------------------------   -------------

Balance at July 31, 2004               $(2,336,723)       $ (193,282)     87,749     $(694,121)   $ 2,176,424
                                       ========================================================   =============

<TABLE
                                                   Common Stock
                                       ---------------------------------------
                                           Class A               Class B          Capital in
                                       ---------------------------------------    excess of     Retained
                                         Shares    Amount     Shares    Amount    par value     earnings
                                       ------------------   ------------------  ------------ ------------
Net loss                                    -        -           -        -            -      (1,586,540)
Foreign currency translation reserve        -        -           -        -            -            -
Cash dividends paid ($.34 per share)        -        -           -        -            -      (1,384,092)
Unrealized investment gain, net             -        -           -        -            -            -
Conversion of common stock - B to A       12,000      120     (12,000)    (120)        -            -
Repurchase of Class A common stock          -        -           -        -            -            -
Stock options exercised                      250        2        -        -           1,810         -
Issuance of stock under stock
   award plan, net                          -        -           -        -          38,230         -
Amortization, net of tax                    -        -           -        -            -            -
Forfeitures                                 -        -           -        -         (10,312)        -
                                       ------------------------------------------------------------------

Balance at July 31, 2005               2,514,235  $25,143   1,669,304  $16,693  $17,622,172  $22,002,059
                                       ==================================================================

 <TABLE
                                        Accumulated
                                          Other                              Treasury Stock
                                       Comprehensive       Unearned      ----------------------   Comprehensive
                                           Income         Compensation      Shares      Amount        Income
                                       -------------     ------------    ----------------------   -------------
Net loss                                      -                 -           -             -       $(1,586,540)
Foreign currency translation reserve       100,725              -           -             -           100,725
Cash dividends paid ($.34 per share)          -                 -           -             -                 -
Unrealized investment gain, net                (53)             -           -             -               (53)
Conversion of common stock - B to A           -                 -           -             -                 -
Repurchase of Class A common stock            -                 -         62,500      (530,057)             -
Stock options exercised                       -                 -           -             -                 -
Issuance of stock under stock
   award plan, net                            -             (134,971)    (33,531)      265,230              -
Amortization, net of tax                      -              164,717        -             -                 -
Forfeitures                                   -                4,543       3,776       (28,251)             -
                                       ------------------------------------------------------------------------

Balance at July 31, 2005               $(2,236,051)       $ (158,993)    120,494     $(987,199)   $(1,485,868)
                                       ========================================================================

Page 24 of 49

                      ECOLOGY AND ENVIRONMENT, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Summary of Operations and Basis of Presentation
    -----------------------------------------------

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

    During fiscal years ended July 31, 2005, 2004 and 2003, the percentages of total net revenues derived from contracts exclusively with the United States Environmental Protection Agency (EPA) were 14%, 12% and 16%, respectively. The Company's Superfund Technical Assessment and Response Team (START) contracts accounted for the majority of the EPA net revenue. The percentage of net revenues derived from contracts with the United States Department of Defense (DOD) were 14%, 14% and 17% for fiscal years ended July 31, 2005, 2004 and 2003, respectively. The contracts in Saudi Arabia provided net revenues of 4%, 19% and 13% for fiscal years ended July 31, 2005, 2004 and 2003, respectively. The contracts in Kuwait accounted for 5%, 11% and 11% of total net revenues for fiscal years ended July 31, 2005, 2004 and 2003, respectively.

2.  Summary of Significant Accounting Policies
    ------------------------------------------

    a.   Consolidation

    The consolidated financial statements include the accounts of the Company and its wholly-owned and majority owned subsidiaries. Also reflected in the financial statements are the 50% ownership in two Chinese operating joint ventures, Beijing YiYi Ecology and Engineering Co. Ltd. and the Tianjin Green Engineering Company. These joint ventures are accounted for under the equity method. All significant intercompany transactions and balances have been eliminated. Certain amounts in the prior years' consolidated financial statements and notes have been reclassified to conform with the current year presentation.

    b.   Use of estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

    c.   Reclassifications

        Certain prior year amounts were reclassified to conform to the 2005 financial statement presentation.

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


            Contract Type         Work Type            Revenue Recognition Policy
         --------------------------------------------------------------------------
            Fixed Price          Consulting     Percentage of completion based on the ratio of total costs incurred to date to total estimated costs

            Cost-type            Consulting     Costs as incurred.  Fixed fee portion is recognized using
                                                percentage of completion determined by the percentage of

Page 25 of 49

                                                level of effort (LOE) hours incurred to total LOE hours in the respective contracts

            Time and Materials   Consulting     As incurred at contract rates.

            Unit Price           Laboratory/    Upon completion of reports (laboratory) and upon delivery
                                 Aquaculture    and payment from customers (aquaculture).

    Substantially all of the Company's cost-type work is with federal governmental agencies and, as such, is subject to audits after contract completion. Provisions for adjustments to the revenue accrued under these cost-type contracts are provided for on an annual basis based on past settlement history. Government audits have been completed through fiscal year 2001 and are currently in process for fiscal year 2002. However, final rates have not been negotiated under these audits since 1992. The majority of the balance in the allowance for contract adjustments accounts represents a reserve against possible adjustments for the fiscal years 1992-2005.

    Deferred revenue balances of $232,000 and $1.2 million at July 31, 2005 and 2004, respectively, represent net advances received under the Saudi and Kuwait contracts. Those advances are amortized against future progress billings over the respective contract periods.

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

       g.   Fair value of financial instruments

       The carrying amount of cash and cash equivalents, contracts receivable and accounts payable at July 31, 2005 and 2004 approximate fair value. The amortized cost and estimated fair value of investment securities available for sale are fully described in Note 4. Long-term
debt consists of capitalized equipment leases.   Based on the Company's
assessment of the current financial market and corresponding risks associated with the debt, management believes that the carrying amount of long-term debt at July 31, 2005 and July 31, 2004 approximates fair value.

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

       The financial statements of foreign subsidiaries located in highly inflationary economies are remeasured as if the functional currency were the U.S. dollar. The remeasurement of local currencies into U.S. dollars creates translation adjustments which are included in net income. There were no highly inflationary economy translation adjustments for fiscal years 2003 - 2005.

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

Page 26 of 49

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

       The Company estimates that if it elected to measure compensation cost for employee stock based compensation arrangements under SFAS No. 123, it would not have caused net income and earnings per share for fiscal years 2003 - 2005 to be materially different from their reported amounts.

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

       n.  Segment reporting

       Management designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. Ecology and Environment, Inc. has three reportable segments which are differentiated by product line: consulting services, analytical laboratory services, and aquaculture. The consulting services segment provides broad based environmental service encompassing audits and impact assessments, surveys, air and water quality management, environmental engineering, environmental infrastructure planning, and industrial hygiene and occupational health studies to a worldwide base of customers. The analytical laboratory provides analytical testing services to industrial and governmental clients for the analysis of waste, soil and sediment samples.

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

Page 27 of 49

buildings, improvements and equipment which are continued to be held for use.

        In January 2005, the Company recognized a $1.6 million impairment loss as a result of its decision to close its Analytical Services Center
(ASC) located in Lancaster, New York. At that time, the impairment of the land and buildings was determined based on the results of an independent appraisal and the equipment values were determined by equipment offers the Company had received. Operations continued beyond the end of the Company's second quarter ended January 2005 and all backlog was completed by the end of February. Consequently, at January 2005 the impairment loss was shown as from continuing operations and the assets were classified as held for use.

       In April 2005, the Company recorded an additional impairment loss on its remaining ASC land and building assets in the amount of $1.2 million. This was the result of information obtained from various commercial brokers in April 2005 that provided the Company with additional information on current market conditions affecting the value of the real estate. The reduced valuation is based on the likelihood that the facility will not be sold to an existing laboratory or research company, but will rather be sold as combination office and warehouse space. The testing equipment was sold during the third quarter. Although business operations have ceased at the ASC, the impairment losses are shown in the accompanying financial statements at July 31, 2005 as from continuing operations due to the uncertainty that the remaining assets can by sold within one year under current market conditions.

       p.  American Jobs Creation Act of 2004

       In October 2004, Congress passed, and the President signed into law, the American Jobs Creation Act of 2004 (the "Act"). Some key provisions of the act affecting the Company are the repeal of the United States export tax incentive known as the extraterritorial income exclusion (EIE) and the implementation of a domestic manufacturing deduction. The Company is still assessing the impact of the Act. The EIE is phased out over the calendar years 2005 and 2006 with an exemption for binding contracts with unrelated persons entered into before September 18, 2003. These phase-out provisions will allow the Company to maintain an EIE deduction of an undeterminable amount through fiscal year 2007. The Company believes that it will accrue some benefits from the domestic manufacturing deduction, although such benefits are not expected to be material. The domestic manufacturing deduction will be phased in over a six-year period beginning with the Company's fiscal year 2005. The Company is currently evaluating the impact of the repatriation provisions and expects to complete this evaluation by the end of the 2006 fiscal year. The dollar amount of possible dividends being considered ranges from $0 to $400,000 and the related income tax effect would range from $0 to approximately $80,000.


3.  Cash and Cash Equivalents
    -------------------------

    The Company's policy is to invest cash in excess of operating requirements in income-producing short-term investments. At July 31, 2005 and 2004, short-term investments consist of commercial paper and money market funds and are carried at cost. Short-term investments amounted to approximately $52,000 and $51,000 at July 31, 2005 and 2004, respectively, and are reflected in cash and cash equivalents in the accompanying consolidated balance sheet and statement of cash flows.

    For purposes of the consolidated statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. Cash paid for interest amounted to $122,342, $138,550 and $155,517 in fiscal years 2005, 2004 and 2003, respectively. Cash paid for income taxes amounted to $896,525, $2,321,379 and $761,309 in fiscal years 2005, 2004 and 2003, respectively.

4.  Investment Securities
    ---------------------

    The amortized cost and estimated fair values of investment securities were as follows:

                                               Gross       Gross     Estimated
                                 Amortized   unrealized  unrealized    fair
                                   cost        gains       losses      value
                                ----------  -----------  ----------- ---------
     July 31, 2005
     -------------
     Investment securities
       available for sale:
     Mutual funds                $   89,359   $ 6,424     $ ---     $   95,783
     Municipal notes and bonds       24,750     ---         ---         24,750
                                 ----------   -------    ---------  ----------

                                 $  114,109   $ 6,424     $ ---     $  120,533
                                 ==========   =======    =========  ==========


Page 28 of 49

     July 31, 2004
     -------------

     Investment securities
       available for sale:
     Mutual funds                $   86,250   $ 6,511     $ ---     $   92,761
     Municipal notes and bonds       50,886     ---         ---         50,886
                                 ----------   -------     -------   ----------

                                 $  137,136   $ 6,511     $ ---     $  143,647
                                 ==========   =======     =======   ==========

     The amortized cost and estimated fair value of debt securities available for sale by contractual maturity as of July 31, 2005 were as follows:

                                              Estimated       Amortized
                                              fair value        cost
                                             -----------    -----------

     Due in one year or less                  $   24,750     $   24,750
     Mutual funds available for sale              95,783         89,359
                                              ----------     ----------

                                              $  120,533     $  114,109
                                              ==========     ==========

     During fiscal year 2004, the Company sold mutual funds valuing $3,899,300. There were no sales of investment securities recorded in fiscal years 2005 and 2003. The unrealized investment securities gain, net of applicable income taxes, at July 31, 2005 and 2004 of $6,449 and $6,501, respectively, are reflected in accumulated other comprehensive income in the consolidated balance sheet.

5.  Contract Receivables, net
    -------------------------                         July 31,
                                                      --------
                                               2005             2004
                                           ------------     ------------
     United States government -
        Billed                             $ 2,418,683      $ 2,781,554
        Unbilled                             3,801,977        4,761,344
                                           ------------     ------------

                                             6,220,660        7,542,898
                                           ------------     ------------
    Industrial customers and state
     and municipal governments -
        Billed                              22,065,280       27,300,992
        Unbilled                             5,348,293        5,169,931
                                           ------------     ------------
                                            27,413,573       32,470,923
                                           ------------     ------------
    Less allowance for contract
      adjustments                           (3,589,893)      (3,580,521)
                                           ------------     ------------

                                            $30,044,340      $36,433,300
                                           ============     ============



       United States government receivables arise from long-term U.S. government prime contracts and subcontracts. Unbilled receivables result from revenues which have been earned, but are not billed as of period-end. The above unbilled balances are comprised of incurred costs plus fees not yet processed and billed; and differences between year-to-date provisional billings and year-to-date actual contract costs incurred and fees earned of approximately $179,000 at July 31, 2005 and $465,000 at July 31, 2004.
Management anticipates that the July 31, 2005 unbilled receivables will be substantially billed and collected in fiscal year 2006. Included in the balance of receivables for industrial customers and state and municipal customers are receivables due under the contracts in Saudi Arabia and Kuwait of $8.5 million and $16.2 million at July 31, 2005 and 2004, respectively. Within the above billed balances are contractual retainages in the amount of approximately $713,000 at July 31, 2005 and $544,000 at July 31, 2004.
Management anticipates that the July 31, 2005 retainage balance will be substantially collected in fiscal year 2006. Included in other accrued liabilities is an additional allowance for contract adjustments relating to potential cost disallowances on amounts billed and collected in current and prior years' projects of approximately $1.2 million at July 31, 2005 and $2.2 million at July 31, 2004. Also included in other accrued liabilities is a reclassification of billings in excess of recognized revenues of approximately $1.8 million at July 31, 2005 and $2.4 million at July 31, 2004. An allowance for contract adjustments is recorded for contract disputes and government audits when the amounts are estimatable.

Page 29 of 49

       The contracts in Saudi Arabia are through the Company's majority owned (66 2/3%) subsidiary Ecology and Environment of Saudi Arabia Co., LTD. (EESAL). The Company has an agreement with its minority shareholder to divide any profits in EESAL from the current contracts equally, and to pay to the minority shareholder a commission of 5% of the total contract values. The commission and additional profit sharing covers on-going representation in the Kingdom, logistical support including the negotiation and procurement of Saudi national personnel, facilities, equipment, licenses, permits, and any other support deemed necessary in the implementation and performance of the Saudi contracts. As of July 31, 2005, the Company has incurred expense of $1,976,000 ($141,000 in fiscal year 2005, $944,000 in fiscal year 2004,
$505,000 in fiscal year 2003 and $386,000 in fiscal year 2002) under the terms of this commission agreement.

6.  Property, Building and Equipment, net
    -------------------------------------
                                                      July 31,
                                                      --------
                                               2005              2004
                                           ------------      ------------
    Land                                   $   543,051       $   659,911
    Buildings                               11,099,757        13,486,875
    Laboratory and other equipment           2,802,880         4,823,633
    Information technology equipment         5,281,679         4,920,604
    Office furniture and equipment           2,140,598         2,076,588
    Leasehold improvements and other         1,302,449         1,194,191
                                           -----------       -----------
                                           $23,170,414       $27,161,802
    Less accumulated depreciation
      and amortization                     (15,202,531)      (15,181,916)
                                           ------------      ------------

                                           $ 7,967,883       $11,979,886
                                           ============      ============

7.   Line of Credit
     --------------

     The Company maintains an unsecured line of credit available for working capital and letters of credit of $20 million with a bank at one-half percent below the prevailing prime rate. A second line of credit has been established at another bank for up to $13.5 million exclusively for letters of credit and is renewed annually. At July 31, 2005 and 2004, respectively, the Company had letters of credit outstanding totaling $2,373,602 and $8,765,752, respectively. At July 31, 2005 and 2004, there were no borrowings for working capital against the line of credit.

     The Company is in compliance with all bank loan covenants at July 31, 2005.

8.   Debt and Capital Lease Obligations
     ----------------------------------

     Debt inclusive of capital lease obligations at July 31 consists of the following:

                                                                     FY 2005        FY 2004
                                                                    ------------------------
     Various bank loans and advances at interest rates
        ranging from 5% to 14 1/2%                                  $508,978       $381,587
     Capital lease obligations at varying interest rates
        averaging 12%                                                143,146        221,403
                                                                    ------------------------
                                                                     652,124        602,990

     Less:  current portion of debt                                 (255,298)      (195,196)
            current portion of lease obligations                     (68,773)       (71,401)
                                                                    ------------------------

     Long-term debt and capital lease obligations                   $328,053       $336,393
                                                                    ========================

Page 30 of 49

     The aggregate maturities of long-term debt and capital lease obligations at July 31, 2005 are as follows:

                                     Amount
                                    --------

                     FY 2006        $324,071
                     FY 2007          87,337
                     FY 2008          88,143
                     FY 2009          29,867
                     FY 2010          22,561
                     Thereafter      l00,145
                                   ----------
                                    $652,124
                                   ==========

9.   Income Taxes
     ------------

     Income from continuing operations, net of minority interests, before provision (benefit) for income taxes consists of:

Earnings before provision (benefit) for income taxes consisted of:

                                              Fiscal Year
                                              -----------

                                     2005        2004          2003
                                ------------  ----------    ---------

    U.S.                        $(3,534,726)  $4,319,267    $5,517,312
    Foreign                         286,030      268,942       591,472
                                 -----------  -----------   ----------

                                $(3,248,696)  $4,588,209    $6,108,784
                                 ===========  ===========   ==========

    The income tax provision (benefit) from continuing operations, net of minority interests, consists of the following:

                                             Fiscal Year
                                             -----------
                                     2005           2004          2003
                                 ------------   -----------    ----------
    Current:
        Federal                  $  (828,582)   $  692,639    $ 1,873,956
        State                        103,991       113,136        201,199
        Foreign                      169,443       909,812        938,040
                                 ------------   -----------    ----------
                                 $  (555,148)   $1,715,587    $ 3,013,195
                                 ------------   -----------   -----------

    Deferred:
        Federal                  $(1,074,049)   $  189,779    $ (640,628)
        State                       (195,450)       50,228       (53,614)
                                 ------------   -----------   -----------
                                 $(1,269,499)   $  240,007    $ (694,242)
                                 ------------   -----------   -----------

                                 $(1,824,647)   $1,955,594    $2,318,953
                                 ============   ==========    ===========



    The provision (benefit) for income taxes on income (loss) from continuing operations, net of minority interests, differs from the federal statutory rate due to the following:

Page 31 of 49
                                                          Fiscal year
                                                          -----------
                                                   2005      2004      2003
                                                  ------    ------    ------

     Federal tax                                  (34.0%)    34.0%     34.0%
     State taxes, net                               1.2%      3.4%      1.6%
     Tax exempt interest                            0.0%     (0.6%)    (0.8%)
     Foreign operations                             3.3%     12.9%      8.6%
     Extraterritorial income tax                   (3.4%)    (7.7%)    (5.4%)
     Re-evaluation of tax contingencies           (20.3%)     0.0%      0.0%
     Other                                         (3.0%)     0.6%      0.0%
                                                   ------    ------    ------

     Total                                        (56.2%)    42.6%     38.0%
                                                  =======   =======   =======

     Deferred tax assets (liabilities) are comprised of the following:

                                                          Fiscal Year
                                                          -----------
                                                    2005            2004
                                                 ----------      -----------

     Contract and other reserves                 $2,879,672      $2,743,218
     Discontinued operations                      1,784,013       1,924,841
     Fixed assets and intangibles                   913,784               -
     Accrued compensation                           669,224         394,830
     Unearned stock compensation                    102,576         127,893
     Other                                          114,041         434,127
                                                 -----------     -----------
     Gross deferred tax assets                   $6,463,310      $5,624,909

     State income taxes                            (320,297)       (258,831)
     Investment in foreign subsidiary               (81,581)              -
     Other                                                -        (444,805)
                                                 -----------     -----------
     Gross deferred tax liabilities                (401,878)       (703,636)
                                                 -----------     -----------

     Net deferred tax asset                      $6,061,432      $4,921,273
                                                 ===========     ===========

       The Company has recorded a deferred tax liability related to undistributed earnings of its foreign subsidiaries in Chile as it is the
Company's intention to repatriate such earnings in the future.   The Company
has not recorded income taxes applicable to undistributed earnings of all other foreign subsidiaries that are indefinitely reinvested in those operations. At July 31, 2005, these amounts relate primarily to operations in Saudi Arabia of approximately $1,330,000.

       The Company's tax benefit related to continuing operations for the fiscal year ended July 31, 2005 reflects an additional benefit of $660,000 as a result of a change in its estimated contingent tax liabilities for income tax audits. These contingent liabilities were re-evaluated and a downward adjustment was made as a result of the completion of Internal Revenue Service audits of the Company's fiscal years 2001, 2002, and 2003 as reported to the Company in early May 2005.

10.  Shareholders' Equity
     --------------------

     a. Class A and Class B common stock

     The relative rights, preferences and limitations of the Company's Class A and Class B common stock can be summarized as follows: Holders of Class A shares are entitled to elect 25% of the Board of Directors so long as the number of outstanding Class A shares is at least
Page 32 of 49

10% of the combined total number of outstanding Class A and Class B common shares. Holders of Class A common shares have one-tenth the voting power of Class B common shares with respect to most other matters.

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

     Activity under the plan is as follows:

     Options outstanding at July 31, 2002 at a weighted average
        price at $10.11 per share                                   47,414

     Exercised shares at $7.25 per share                               500
     Cancelled shares at $12.16 per share                           11,574
     Expired shares at $10.37 per share                              1,950
     Options outstanding at July 31, 2003 at a weighted average
        price of $9.28 per share                                    33,390

     Exercised shares                                                2,150
     Cancelled shares at $7.25 per share                               500
     Expired shares at $12.38 per share                             10,290
     Options outstanding at July 31, 2004 at a weighted average
        price of $7.96 per share                                    20,450

     Exercised shares at $7.25 per share                               250
     Cancelled shares                                                1,700
     Expired shares at $9.00 per share                               8,100
     Options outstanding at July 31, 2005 at a weighted average
        price of $7.25 per share                                    10,400


       The 10,400 options outstanding at July 31, 2005, have an exercise price of $7.25 per share and a contractual life of .4 years.

       The Company estimates that if it elected to measure compensation cost for employee stock based compensation arrangements under SFAS No. 123, it would not have caused net income and earnings per share for fiscal years 2003 - 2005 to be materially different from their reported amounts.

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

Page 33 of 49

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

12.  Lease Commitments
     -----------------

     The Company rents certain office facilities and equipment under non -cancelable operating leases. The Company also rents certain facilities for servicing project sites over the term of the related long-term government contracts. These contracts provide for reimbursement of any remaining rental commitments under such lease agreements in the event that the government terminates the contract

     At July 31, 2005, future minimum rental commitments, net of estimated amounts allocable to government contracts with rental cost reimbursement clauses, were as follows:

         Fiscal year        Gross           Reimbursable          Net
         -----------     ----------        ------------       ---------

           2006          $2,298,209           $373,402        $1,924,807
           2007           1,040,377             12,747         1,027,630
           2008             687,223              6,526           680,697
           2009             381,029                738           380,291
           2010             216,597                  -           216,597
           Thereafter        87,878                  -            87,878

Gross rental expense under the above lease commitments for 2005, 2004, and 2003 was $3,004,917, $2,975,352 and $2,866,604, respectively.

13.   Defined Contribution Plans
      --------------------------

       Contributions to the defined contribution plan and supplemental retirement plan are discretionary and determined annually by the Board of Directors. The total expense under the plans for fiscal years 2005, 2004, and 2003 was $1,250,000, $1,451,419 and $1,359,740, respectively.

14.   Earnings Per Share
      -----------------

      The computation of basic earnings per share reconciled to diluted earnings per share follows:

                                                                       Fiscal Year
                                                                       -----------

                                                             2005           2004              2003
                                                             ----           ----              ----
     Income (loss) from continuing operations
        available to common stockholders                 $(1,424,049)    $2,632,615      $ 3,789,831
     Loss from discontinued operations available to
        common stockholders                                 (162,491)      (231,298)      (4,991,786)
                                                         ------------    -----------     ------------
     Income (loss) available to common
        stockholders                                     $(1,586,540)    $2,401,317      $(1,201,955)
     Weighted-average common shares outstanding
        (basic)                                            3,962,699      3,985,716        3,996,796

     Basic earnings (loss) per share:
         Continued operations                                 $ (.36)         $ .66            $ .95
         Discontinued operations                                (.04)          (.06)           (1.25)
                                                         ------------    ------------    ------------

Page 34 of 49

     Basic earnings (loss) per share                          $ (.40)         $ .60           $ (.30)

     Incremental shares from assumed conversions
        of stock options and restricted stock awards               -         55,526           53,589
                                                         ------------    ------------    ------------
     Adjusted weighted-average common shares
        outstanding                                        3,962,699      4,041,242        4,050,385

     Diluted earnings (loss) per share:
        Continued operations                                  $ (.36)         $ .65            $ .94
        Discontinued operations                                 (.04)          (.06)           (1.23)
                                                         ------------    ------------    -------------
     Diluted earnings (loss) per share                        $ (.40)         $ .59           $ (.29)


     July 31, 2005 and July 31, 2004, there were 10,400 and 20,450 stock options outstanding with an exercise price ranging from $7.25 to $9.00, which was not included in the above calculations due to their antidilutive nature.

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

      On January 8, 2005 Othman Al-Rashed and Kuwaiti Engineering Group (KEG) filed a lawsuit in New York State Supreme Court, County of New York, as Plaintiffs, against the Consortium of International Consultants, LLC (CIC) and Safege Consulting Engineers (Safege) as Defendants which legal proceeding was described in Part II, Item 1, Legal Proceedings of the Company's Quarterly Report for the quarterly period ended April 30, 2005 on Form 10-Q. The Plaintiff served an Amended Complaint on the Defendants in July 2005.
CIC is a majority-owned subsidiary of the Company, which entered into a multi-year monitoring and assessment contract in Kuwait (the Project). As a result of the amended complaint, the Company is not named as a defendant in the lawsuit and CIC is only named as a nominal party against which the Plaintiffs are not seeking relief. The Amended Complaint alleges claims against Defendant Safege in connection with the Project and seeks damages of $5,000,000 for a breach of contract claim and a further claim by KEG against Safege for $10,000,000 of punitive damages. The Company believes that the claims in this lawsuit are either without merit or are the sole responsibility of Safege.

      One of the Company's majority owned subsidiaries was a co-defendant in a lawsuit connected to work performed on a remediation project at a mine site. The plaintiffs filed for damages of approximately $35 million. The Company believes these claims were without merit. The insurance companies for all of the co-defendants resolved that lawsuit. The subsidiary company has recently received a demand for payment of additional claims, not yet filed, related to the above-mentioned work. The subsidiary company has insurance for such claims, if ever filed, and intends to put forth a vigorous defense should such claims be actually filed.

      The Company is involved in other litigation arising in the normal course of business. In the opinion of management, any adverse outcome to other litigation arising in the normal course of business would not have a material impact on the financial results of the Company.

16.  Recent Accounting Pronouncements
     --------------------------------

     In December 2004, the Financial Accounting Standards Board (FASB) issued its final standard on accounting for share-based payments (SBP), FASB Statement No. 123R (revised 2004), Share-Based Payment. The Statement requires companies to expense the value of employee stock options and similar awards. Under FAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. The effective date for public companies is interim and annual periods beginning after June 15, 2005, and applies to all outstanding and invested SBP awards at a company's adoption. Management does not anticipate that this Statement will have a significant impact on the Company's financial statements.

17.  Acquisitions
     ------------

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

18.  Transfer of Ownership/Dispositions
     ----------------------------------

      On January 8, 2004 the company entered into an agreement to grant a forty-eight percent stake in its Brazilian subsidiary, Ecology and Environment do Brasil, Ltda. (a limited partnership), to three new partners. The new partners are responsible for the in-country marketing and operations of the subsidiary. Any previous earnings, assets and liabilities remained with Ecology and Environment, Inc. The new partners have contributed their business contacts and staff from their old firm. The Company has provided an $80,000 capital contribution to move the office operations from Sao Paulo to Rio de Janeiro. Rio de Janeiro is where the company believes it will have a more strategic location to market its target clients. During fiscal year 2005, two of the local partners entered into an agreement to purchase the other local partner's shares. This purchase is expected to be completed in fiscal year 2006 and it is not expected to significantly impact the operations of the Brazilian subsidiary.

       During the fiscal year, members of Walsh Unit Holders LLC exercised their options to purchase an additional 1,146 shares of Walsh Environmental Scientists and Engineers, LLC at a cost of $30,360. This caused the E&E, Inc ownership percentage in this company to drop by 1.7%. There are no additional purchase options outstanding as they expired on June 30, 2005. This caused a reduction in the ownership percentage of E&E, Inc. from 60% to 58.3%.

      In June 2005, the Company signed an agreement to sell its 50% ownership in Beijing YiYi Ecology and Environment Engineering Co., LTD to an existing partner for $240,000. This transaction results in a loss of $72,000 and has been recorded in the accompanying results of operations for fiscal year
2005.

19.  Goodwill
     --------

     In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting. Statement No. 142 discusses how intangible assets that are acquired should be accounted for in financial statements upon their acquisition and also how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Beginning on August 1, 2001 with the adoption of Statement No. 142, goodwill existing on July 31, 2001, is no longer being amortized. Rather the goodwill is subject to an annual assessment for impairment. During fiscal year 2005, this test did not result in any charges. The adoption of SFAS No. 142 did not have a material impact on the Company's financial statements.

20.  Shrimp Farm - Discontinued Operations
     -------------------------------------

     During the fourth quarter of fiscal year 2003, the Company made the decision to discontinue its shrimp farm operation, Frutas Marinas S.R.L. The farm had failed to achieve planned production estimates. Operations management was unable to control repeated outbreaks of disease, primarily White Spot Syndrome Virus, resulting in repeated operating losses for the last three years and depressed selling prices for shrimp. The Company made the decision to terminate operations at its Board of Directors' meeting in July 2003 and is committed to sell the assets.

    In accordance with Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company reviewed the assets of Frutas Marinas S.R.L. to determine the extent of the impairment loss in the carrying value of the assets. The Company reports results of operations for the shrimp farm under its Aquaculture Segment. The Company is committed to marketing the sale of its farm for its highest and best value. The Company has estimated the fair value of its assets primarily based on external appraisals of the property and buildings for general farm use due to anticipated difficulty in selling the property as a shrimp farm operation because of lack of a profitable operating history. As a result, the Company has recognized an impairment loss of $5,007,364.

    Operating results for the discontinued Frutas Marinas S.R.L. are as follows:

                                                            FY 2005       FY 2004         FY 2003
                                                          -----------------------------------------
     Net revenues                                         $  25,736     $       -      $ 1,262,021

     Operating loss before income tax benefit              (236,635)     (354,550)      (3,296,375)
     Provision for income tax benefit                        74,144       123,252        1,314,594
                                                          -----------------------------------------

     Loss from operations of discontinued shrimp
        farm business                                      (162,491)     (231,298)      (1,981,781)
     Impairment loss on discontinued shrimp farm
        business (net of tax benefit of $1,997,359)               -           -         (3,010,005)
                                                          -----------------------------------------
     Loss on discontinued operations                      $(162,491)    $(231,298)     $(4,991,786)
                                                          =========================================

21.  Impairment of Long-Lived Assets
     -------------------------------

     The Company accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 required that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows (undiscounted) expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value. The Company recognized an impairment loss of $5,007,364 $3,010,005 net of tax) on its shrimp farm operations in FY 2003. An impairment loss of $442,000 ($139,000 net of minority interest and tax) was recognized in fiscal year 2004 for the long-term assets at the Company's fish farm in Jordan. The impaired assets consist of buildings, improvements and equipment which are continued to be held for use.

     In January 2005, the Company recognized a $1.6 million impairment loss as a result of its decision to close its Analytical Services Center (ASC) located in Lancaster, New York. At that time, the impairment of the land and buildings was determined based on the results of an independent appraisal and the equipment values were determined by equipment offers the Company had received. The impairment was precipitated by the Company's decision to close the operation rather than to sustain further losses while attempting to sell the segment as an on-going business. Continued losses incurred in this segment as a result of market price deterioration and a reduced emphasis by the Federal government on analytical laboratory testing was the basis for this decision. Operations continued beyond the end of the Company's second quarter ended January 2005 and all backlog was completed by the end of February. Consequently, at January 2005 the impairment loss was shown as from continuing operations and the assets were classified as held for use.

     In April 2005, the Company recorded an additional impairment loss on its remaining ASC land and building assets in the amount of $1.2 million. This was the result of information obtained from various commercial brokers in April 2005 that provided the Company with additional information on current market conditions affecting the value of the real estate. The reduced valuation is based on the likelihood that the facility will not be sold to an existing laboratory or research company, but will rather be sold as combination office and warehouse space. The testing equipment was sold during the third quarter. Although business operations have ceased at the ASC, the impairment losses are shown in the accompanying financial statements at July 31, 2005 as from continuing operations due to the uncertainty that the assets can be sold within one year under current market conditions.

22.  Segment Reporting
     -----------------

     Ecology and Environment, Inc. has three reportable segments:
consulting services, analytical laboratory services, and aquaculture. The consulting services segment provides broad based environmental service encompassing audits and impact assessments, surveys, air and water quality management, environmental engineering, environmental infrastructure planning, and industrial hygiene and occupational health studies to a worldwide base of customers. The analytical laboratory provides analytical testing services to industrial and governmental clients for the analysis of waste, soil and sediment samples. The analytical segment recognized a pretax impairment loss in the amount of $2.8 million in fiscal year 2005 as a result of its decision to close the ASC located in Lancaster, N.Y. The fish farm located in Jordan produces tilapia fish grown in a controlled environment for markets worldwide. The aquaculture segment results for fiscal year 2003 includes an impairment loss of $5.0 million ($3.0 million net of tax) as a result of the Company's decision to cease operations of its shrimp farm operations located in Costa Rica. The assets of the shrimp farm are treated as held for sale in the accompanying financial statements and the shrimp farm in still being actively marketed to potential buyers. In fiscal year 2004, an impairment loss of $442,000 ($139,000 net of minority interest and tax) was recognized for the long-term assets at the Company's fish farm operations in Jordon.

     The Company evaluates segment performance and allocates resources based on operating profit before interest income/expense and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intercompany sales from the analytical services segment to the consulting segment are recorded at market selling price, intercompany profits are eliminated. The Company's reportable segments are separate and distinct business units that offer different products. Consulting services are sold on the bases of time charges while analytical service and aquaculture products are sold on the basis of product unit prices.

Reportable segments for the fiscal year ended July 31, 2005 are as follows:

                                                                        Aquaculture
                                                                --------------------------
                                      Consulting   Analytical     Continued   Discontinued  Elimination      Total
                                      -----------  -----------  ------------  ------------  ------------  ------------
Net revenues from external
   customers (1)                      $72,327,559  $ 2,005,782   $   127,169   $         -   $         -   $74,460,510
Intersegment net revenues                 668,663            -             -             -      (668,663)            -
                                      -----------  -----------   ------------   -----------  ------------  ------------

Consolidated net revenues             $72,996,222  $ 2,005,782   $   127,169   $         -   $  (668,663)  $74,460,510
                                      ===========  ============  ============  ============  ============  ============

Depreciation expense                  $ 1,169,572  $   318,806   $    12,657   $         -   $         -   $ 1,501,035
Segment profit (loss) before
   taxes and minority interest        $ 1,279,209  $(3,888,153)  $    (8,789)  $  (236,635)  $         -   $(2,854,368)
Segment assets                        $53,536,535  $ 2,100,000   $   314,000   $    27,000   $         -   $55,977,535
Expenditures for long-lived
   assets - gross                     $   246,290  $         -   $         -   $         -   $         -   $   246,290


Geographic Information:

                                      Net             Long-Lived
                                  Revenues (1)(2)   Assets - Gross
                                  ---------------   --------------
United States                       $61,058,510      $22,651,414
Foreign Countries                    13,402,000          519,000


(1) Net revenue of $27,536 from discontinued operations is excluded from this table.
(2) Net revenues are attributed to countries based on the location of the customers. Net revenues in foreign countries include $2.7 million in Saudi Arabia and $3.5 million in Kuwait.


Reportable segments for the fiscal year ended July 31, 2004 are as follows:

                                                                        Aquaculture
                                                                --------------------------
                                      Consulting   Analytical     Continued   Discontinued   Elimination      Total
                                      -----------  -----------  ------------  ------------  -------------  ------------
Net revenues from external
   customers (1)                      $84,464,323  $ 5,002,770   $    33,430   $         -   $         -   $89,500,523
Intersegment net revenues                 995,510            -             -             -      (995,510)            -
                                      -----------  -----------   ------------   -----------  ------------  ------------

Consolidated net revenues             $85,459,833  $ 5,002,770   $    33,430   $         -   $  (995,510)  $89,500,523
                                      ===========  ============  ============  ============  ============  ============

Depreciation expense                  $ 1,006,661  $   544,636   $    55,472   $         -   $         -   $ 1,606,769
Segment profit (loss) before
   taxes and minority interest        $ 7,976,832  $(1,378,988)  $  (597,438)  $  (354,550)  $         -   $ 5,645,856
Segment assets                        $54,992,626  $ 7,447,000   $    34,000   $    30,000   $         -   $62,503,626
Expenditures for long-lived
   assets - gross                     $ 1,624,260  $    72,828   $         -   $         -   $         -   $ 1,697,088


Geographic Information:

                                      Net             Long-Lived
                                  Revenues (1)(2)   Assets - Gross
                                  ---------------   --------------
United States                       $55,729,523      $26,687,802
Foreign Countries                    33,771,000          474,000


(1) Net revenue of $13,641 from discontinued operations is excluded from this table (sale of remaining inventories and miscellaneous supplies).
(2) Net revenues are attributed to countries based on the location of the customers. Net revenues in foreign countries include $16.6 million in Saudi Arabia and $10.0 million in Kuwait.

Page 39 of 49

Reportable segments for the fiscal year ended July 31, 2003 are as follows:

                                                                        Aquaculture
                                                                --------------------------
                                      Consulting   Analytical     Continued   Discontinued   Elimination      Total
                                      -----------  -----------  ------------  ------------  -------------  ------------
Net revenues from external
   customers (1)                      $84,682,327  $ 5,800,341   $     6,894   $         -   $         -   $90,489,562
Intersegment net revenues               1,769,667            -             -             -    (1,769,667)            -
                                      -----------  -----------   ------------   -----------  ------------  ------------

Consolidated net revenues             $86,451,994  $ 5,800,341   $     6,894   $         -   $(1,769,667)  $90,489,562
                                      ===========  ============  ============  ============  ============  ============

Depreciation expense (1)              $   954,642  $   316,002   $    55,472   $         -   $         -   $ 1,326,116
Segment profit (loss) before
   taxes and minority interest        $ 7,727,645  $  (132,400)  $  (174,322)  $(8,303,739)  $         -   $  (882,816)
Segment assets                        $67,676,533  $ 7,878,000   $   621,000   $   206,000   $         -   $76,381,533
Expenditures for long-lived
   assets - gross                     $ 1,238,166  $   580,720   $         -   $         -   $         -   $ 1,818,886


Geographic Information:

                                      Net             Long-Lived
                                  Revenues (1)(2)   Assets - Gross
                                  ---------------   --------------
United States                       $60,169,562      $25,347,086
Foreign Countries                    30,320,000          778,000


(1) Net revenue of $1,262,021 and depreciation expense of $251,481 from discontinued operations is excluded from this table.
(2) Net revenues are attributed to countries based on the location of the customers. Net revenues in foreign countries include $11.4 million in Saudi Arabia and $9.8 in Kuwait.


                        ECOLOGY AND ENVIRONMENT, INC.
                                SCHEDULE II
            Allowance for Doubtful Accounts and Other Reserves
                 Years Ended July 31, 2005, 2004, and 2003


                        Balance at     Charged to                   Balance
                        Beginning      Cost and                     at End
     Year Ended         of Period      Expense       Deduction      of Year
    -------------       ----------    -----------    ---------    ----------

    July 31, 2005       $5,752,596    $  467,954     $ 600,417    $5,620,133

    July 31, 2004        5,853,983       627,028       728,415     5,752,596

    July 31, 2003        4,837,852     1,751,913       735,782     5,853,983



Page 39 of 49


Selected quarterly financial data (unaudited)
---------------------------------------------
(In thousands, except per share information)


                  2005                                       First          Second       Third        Fourth
-------------------------------------------------------    ---------------------------------------------------
Gross revenues                                              $ 22,716      $  21,172    $  23,717    $  23,746
Net revenues                                                  19,158         17,414       19,036       18,852
Gross profit                                                   9,571          8,144        9,346        9,384
Income (loss) from operation                                     420         (2,200)      (1,364)       1,193
Income (loss) from continuing operations
   before income taxes and minority interest                     303         (2,383)      (1,512)         974

Net income (loss) from continuing operations                      52         (1,731)        (317)         572
Net loss from discontinued operations                            (47)           (32)         (29)         (54)
                                                            --------------------------------------------------
Net income (loss)                                           $      5      $  (1,763)   $    (346)   $     518

Net income (loss) per common share: basic
   Continuing operations                                    $    .01      $    (.44)   $    (.08)   $     .15
   Discontinued operations                                      (.01)          (.01)        (.01)        (.01)
                                                            --------------------------------------------------
      Net income (loss) per common share: basic             $      -      $    (.45)   $    (.09)   $     .14

Net income (loss) per common share: diluted
   Continuing operations                                    $    .01      $    (.44)   $    (.08)   $     .15
   Discontinued operations                                      (.01)          (.01)        (.01)        (.01)
                                                            --------------------------------------------------
      Net income (loss) per common share: diluted           $      -      $    (.45)   $    (.09)   $     .14


                   2004                                      First          Second       Third        Fourth
-------------------------------------------------------    ---------------------------------------------------
Gross revenues                                              $ 26,942      $  27,785    $  29,227    $  26,668
Net revenues                                                  22,257         20,981       24,665       21,597
Gross profit                                                   9,619          9,574       10,967       10,323
Income (loss) from operation                                   1,311          1,792        1,674        1,167
Income (loss) from continuing operations
   before income taxes and minority interest                   1,401          1,855        1,726        1,018

Net income (loss) from continuing operations                     759          1,017          864           (8)
Net loss from discontinued operations                            (63)           (51)         (56)         (61)
                                                           ---------------------------------------------------
Net income (loss)                                          $     696      $     966    $     808    $     (69)

Net income (loss) per common share: basic
   Continuing operations                                   $     .19      $     .25    $     .21    $     .00
   Discontinued operations                                      (.02)          (.01)        (.01)        (.02)
                                                           ---------------------------------------------------
      Net income (loss) per common share: basic            $     .17      $     .24    $     .20    $    (.02)

Net income (loss) per common share: diluted
   Continuing operations                                   $     .19      $     .25    $     .21    $     .00
   Discontinued operations                                      (.02)          (.01)        (.01)        (.02)
                                                           ---------------------------------------------------
      Net income (loss) per common share: diluted          $     .17      $     .24    $     .20    $    (.02)

Page 40 of 49

                   2003                                      First         Second        Third       Fourth
-------------------------------------------------------   ----------------------------------------------------

Gross revenues                                             $  21,883      $  29,692    $  33,339    $  31,300
Net revenues                                                  19,051         20,812       23,438       24,469
Gross profit                                                   9,101          9,595       10,013       10,958
Income (loss) from operation                                   1,990          1,640        1,948        2,100
Income (loss) from continuing operations
   before income taxes and minority interest                   1,965          1,658        1,868        1,930

Net income (loss) from continuing operations                   1,044            877          998          871
Net loss from discontinued operations                           (491)          (446)        (410)      (3,645)
                                                           ---------------------------------------------------
Net income (loss)                                          $     553      $     431    $     588    $  (2,774)

Net income (loss) per common share: basic
   Continuing operations                                   $     .26      $     .22    $     .24    $     .23
   Discontinued operations                                      (.12)          (.11)        (.10)        (.92)
                                                           ---------------------------------------------------
      Net income (loss) per common share: basic            $     .14      $     .11    $     .14    $    (.69)

Net income (loss) per common share: diluted
   Continuing operations                                   $     .26      $     .22    $     .24    $     .22
   Discontinued operations                                      (.12)          (.11)        (.10)        (.90)
                                                           ---------------------------------------------------
      Net income (loss) per common share: diluted          $     .14      $     .11    $     .14    $    (.68)

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      None to report.


Item 9A.  CONTROLS AND PROCEDURES

      Company management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2005. In designing and evaluating the Company's disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that, as of July 31, 2005, the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to its chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms. There have been no significant changes in internal controls over financial reporting during the period covered by this report.


Item 9B.  OTHER INFORMATION

      None to report.


Page 41 of 49
                                     PART III
                                     --------


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth the names, ages and positions of the Directors and executive officers of the Company.


        Name                Age              Position
------------------------   -----    -------------------------------------

Gerhard J. Neumaier         68      President and Director

Frank B. Silvestro          68      Executive Vice President and Director

Gerald A. Strobel           65      Executive Vice President of Technical
                                    Services and Director

Ronald L. Frank             67      Executive Vice President of Finance,
                                    Secretary, Treasurer and Director

Gerard A. Gallagher, Jr.    74      Director

Roger J. Gray               65      Senior Vice President

Laurence M. Brickman        61      Senior Vice President

Harvey J. Gross             77      Director

Ross M. Cellino             72      Director

Timothy Butler              64      Director

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


Page 42 of 49

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

     The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer and controller, as well as all other employees and the directors of the Company. The code of ethics, which the Company calls its Code of Business Conduct and Ethics, was filed as an exhibit to the Company's annual report on Form 10-K for the fiscal year ended July 31, 2004 and posted on the Company's website at www.ene.com. If the Company makes any substantive amendments to, or grants a waiver (including an implicit waiver) from, a provision of its code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, and that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, the Company will disclose the nature of such amendment or waiver in a current report on Form 8-K.

Item 11.   EXECUTIVE COMPENSATION

      There is shown below information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended July 31, 2003, 2004 and 2005 of those persons who were at July 31, 2005 (i) the chief executive officer and (ii) the four other most highly compensated executive officers with annual salary and bonus for the fiscal year ended July 31, 2005 in excess of $100,000. In this report, the five persons named in the table below are referred to as the "Named Executives."


                                        SUMMARY COMPENSATION TABLE
                                        --------------------------

                                ANNUAL COMPENSATION                  LONG-TERM COMPENSATION
                          ---------------------------------  -------------------------------------
                                                               STOCK
                                                             INCENTIVE   RESTRICTED  LONG-TERM      ALL
        NAME AND          FISCAL                              OPTIONS      STOCK    COMPENSATION   OTHER
   PRINCIPAL POSITION      YEAR   SALARY   BONUS (1)  OTHER   (SHARES)   AWARDS (3)   PAYOUTS      (2)
------------------------  ------ --------  --------   -----  ----------  ---------- ------------  ------
Gerhard J. Neumaier        2005  $286,847    -0-       -0-      -0-         -0-         -0-       $14,962
President and Director     2004  $278,897  $30,000     -0-      -0-         -0-         -0-       $16,035
                           2003  $260,653  $32,500     -0-      -0-         -0-         -0-       $15,207

Frank B. Silvestro         2005  $261,436    -0-       -0-      -0-         -0-         -0-       $13,638
Executive Vice President   2004  $253,730  $30,000     -0-      -0-         -0-         -0-       $14,724
and Director               2003  $236,968  $32,500     -0-      -0-         -0-         -0-       $13,973

Ronald L. Frank            2005  $247,359  $ -0-       -0-      -0-         -0-         -0-       $12,934
Executive Vice President   2004  $253,730  $30,000     -0-      -0-         -0-         -0-       $14,724
of Finance, Secretary,     2003  $236,968  $32,500     -0-      -0-         -0-         -0-       $13,973
Treasurer and Director

Gerald A. Strobel          2005  $261,436  $ -0-       -0-      -0-         -0-         -0-       $13,638
Executive Vice President   2004  $253,730  $30,000     -0-      -0-         -0-         -0-       $14,724
of Technical Services      2003  $236,968  $32,500     -0-      -0-         -0-         -0-       $13,973
and Director

Roger J. Gray*             2005  $203,531  $ -0-       -0-      -0-         -0-         -0-       $10,618
Senior Vice President      2004  $196,382  $ -0-       -0-      -0-         -0-         -0-       $10,235
                           2003  $211,330  $76,626     -0-      -0-         -0-         -0-       $14,841


Page 43 of 49

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

    The Award Plan is not a qualified plan under Section 401(a) of the Internal Revenue Code. The plan permits grants of the award for a period of five (5) years from the date of adoption. As of July 31, 2005, awards for 246,507 shares of Class A common stock have been granted under both plans.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

    The following table sets forth, as of September 30, 2005, the number of outstanding shares of Class A Common Stock and Class B Common Stock of the Company beneficially owned by each person known by the Company to be the beneficial owner of more than 5 percent of the then outstanding shares of Common Stock:

Page 44 of 49
                         Class A Common Stock        Class B Common Stock
                         ----------------------      --------------------
                         Nature and   Percent        Nature and
                         Amount of      of           Amount of
                         Beneficial   Class As       Beneficial  Percent
                         Ownership    Adjusted       Ownership    of
Name and Address(1)        (2)(3)       (4)            (2)(3)    Class
-----------------------  ----------   --------       ----------  -------

Gerhard J. Neumaier*      359,911       13.9%         345,894    21.1%

Frank B. Silvestro*       276,937       10.3%         276,937    16.9%

Ronald L. Frank*          212,959        8.1%         199,544    12.1%

Gerald A. Strobel*        208,578        7.9%         208,578    12.9%

Franklin Resources,
Inc.                      215,000        8.9%               -       -

Wedbush, Inc. (4)         203,200        8.4%               -       -

*   See Footnotes in next table

(1) The address for Gerhard J. Neumaier, Frank B. Silvestro, Ronald L. Frank and Gerald A. Strobel is c/o Ecology and Environment, Inc., 368 Pleasant View Drive, Lancaster, New York 14086, unless otherwise indicated. The address for Franklin Resources, Inc. is One Franklin Parkway, Building 920, San Mateo, California 94403. The address for Wedbush, Inc. is 1000 Wiltshire Blvd., Los Angeles, CA 90017-2459 and the address for Edward W. Wedbush and Wedbush Morgan Securities is P.O. Box 30014, Los Angeles, CA 90030-0014.

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

(3) There are 2,420,000 shares of Class A Common Stock issued and outstanding and 1,643,045 shares of Class B Common Stock issued and outstanding as of September 30, 2005. The figures in the "as adjusted" columns are based upon these totals and except as set forth in the preceding sentence, upon the assumptions described in footnote 2 above.

(4) Includes 87,000 shares owned by Edward W. Wedbush and 1,200 shares owned by Wedbush Morgan Securities, Inc.

SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Company's Class A Common Stock and Class B Common Stock as of September 30, 2005, by (i) each Director of the Company and (ii) all Directors and officers of the Company as a group.

                                  Class A Common Stock             Class B Common Stock
                                 -----------------------          ---------------------
                                 Nature and     Percent           Nature and
                                 Amount of      of                Amount of
                                 Beneficial     Class As          Beneficial   Percent
                                 Ownership      Adjusted          Ownership    of
         Name(1)                   (2)(3)          (4)               (2)(3)     Class
-----------------------------    ----------     --------          ----------   --------
Gerhard J. Neumaier* (5) (13)     359,911        13.0%             345,894      21.1%

Frank B. Silvestro* (13)          276,937        10.3%             276,937      16.9%

Ronald L. Frank* (6) (13)         212,959         8.1%             199,544      12.1%

Gerald A. Strobel (7) (13)        208,578         7.9%             208,578      12.9%

Harvey J. Gross (8)                80,047         3.2%              80,047       4.9%

Gerard A. Gallagher, Jr.           61,641         2.5%              61,300       3.7%

Ross M. Cellino (9)                16,111          *                 1,050        *

Roger Gray (10)                    11,016          *                 5,662        *

Timothy Butler                      1,600          *                 -0-         -0-

Directors and Officers
Group (11)(12)                  1,244,978        34.5%           1,186,939      72.2%
(10 individuals)

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

3. Each named person and all Directors and officers as a group are deemed to be the beneficial owners of securities that may be acquired within 60 days through the exercise of exchange or conversion rights. The shares of Class A Common Stock issuable upon conversion by any such shareholder are not included in calculating the number of shares or percentage of Class A Common Stock beneficially owned by any other shareholder. Moreover, the table gives effect to only 3,000 shares of Class A Common Stock of the total 10,400 shares of Class A Common Stock that may be issued pursuant to the Company's Incentive Stock Option Plan, which may be purchased within the next 60 days pursuant to vested options granted to two officers.

4. There are 2,420,000 shares of Class A Common Stock issued and outstanding and 1,643,045 shares of Class B Common Stock issued and outstanding as of September 30, 2005. The figure in the "as adjusted" columns are based upon these totals and except as set forth in the preceding sentence, upon the assumptions described in footnotes 2 and 3 above.

5. Includes 525 shares of Class A Common Stock owned by Mr. Neumaier's spouse, as to which he disclaims beneficial ownership. Includes 5,525 shares of Class A Common Stock owned by Mr. Neumaier's Individual Retirement Account. Does not include any shares of Class A Common Stock or Class B Common Stock held by Mr. Neumaier's adult children. Includes 7,967 shares of Class A Common Stock owned by a Partnership in which Mr. Neumaier is a general partner.

6. Includes 18,625 Shares of Class B Common Stock owned by Mr. Frank's former spouse as to which he disclaims beneficial ownership except for the right to vote the shares which he retains pursuant to an agreement with his former spouse. Includes 2,515 shares of Class A Common Stock owned by Mr. Frank's individual retirement account and 4,900 shares of Class A Common Stock owned by Mr. Frank's 401(k) plan account.

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

11. Does not include 81,007 shares (45,550 shares of Class A Common Stock and 35,457 shares of Class B Common Stock) owned by the Company's Defined Contribution Plan of which Messrs. Gerhard J. Neumaier, Frank, Silvestro and Strobel constitute four of the five trustees of each Plan.

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

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Executive Officers and Directors, and persons who beneficially own more than ten percent (10%) of the Company's stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Executive Officers, Directors and greater than ten percent (10%) beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on a review of the copies of such forms furnished to the Company and written representations from the Company's Executive Officers and Directors, the Company believes that during the fiscal year ending July 31, 2005 all Section 16(a) filing requirements applicable to its Executive Officers, Directors and greater than ten percent (10%) beneficial owners were complied with by such persons except that Mr. Brickman and Mr. Gray each filed one late report that each reflected a single transaction (the award of 884 and 221 shares, respectively, of the Company's Class A Common Stock under the Company's Stock Award Plan) and Mr. Neumaier filed one late report that reflected four transactions for the open market purchase of 5,300 shares of the Company's Class A Common Stock and three separate late reports that reflected a total of four separate transactions for the open market purchase of a total of 4,400 shares of the Company's Class A Common Stock. All of the share purchase transactions reported by Mr. Neumaier in the late reports were purchases of the Company's Class A Common Stock by a general partnership in which he has a one-third (1/3) interest. These reports were promptly filed upon discovery that such reports were not filed on time.


Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       None.


Item 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

During the fiscal years ended July 31, 2005 and 2004, Schneider Downs & Co., Inc. (SD) and PricewaterhouseCoopers, LLP (PwC) provided audit and non-audit services to the Company. The Audit Committee meets with the Company's independent registered accounting firm to approve the annual scope of accounting services to be performed, including all audit, audit-related, and non-audit services, and the related fee estimates. The Audit Committee also meets with our independent registered accounting firm, on a quarterly basis, following completion of their quarterly reviews and annual audit before our earnings announcements, to review the results of their work. As appropriate, management and our independent registered accounting firm update the Audit Committee with material changes to any service engagement and related fee estimates as compared to amounts previously approved. Under its charter, the Audit Committee has the authority and responsibility to review and approve, in advance, any audit and proposed permissible non-audit services to be provided to the Company by its independent registered public accounting firm. Set forth below are the aggregate fees billed for these services for the last two fiscal years.

                                 FY 2005      FY 2004
                                ---------    ---------

     Audit Fees                 $174,800     $172,000
     Audit Related Services       61,000       34,500
     Tax Services                      -            -
     All Other Fees                    -        5,300
                                ---------    ---------

     Grand Total                $235,800     $211,800
                                =========    =========

Audit Fees: The aggregate fees accrued for professional services rendered for the audit of the Company's financial statements for the fiscal years ended July 31, 2005 and 2004 and for the reviews of the financial statements included in the Company's quarterly reports on Form 10-Q for the fiscal years ended July 31, 2005 and 2004 were $174,800 and $172,000, respectively.

Audit Related Fees: The aggregate fees billed by SD or PwC for services rendered to the Company for 401(k), pension plan audits and indirect rate audits for the years ended July 31, 2005 and 2004 were $61,000 and $34,500, respectively.

Tax Services: No tax consulting or compliance services were provided by SD or PwC in fiscal years 2005 and 2004.

All Other Fees: The Company was billed $5,300 by PwC in fiscal year 2004 related to review of SEC comment letters.

                             PART IV
                             -------

Item 15.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES
          -----------------------------------------

(a)   1.  Financial Statements                                       Page
          --------------------                                       ----

          Report of Independent Registered Public Accounting Firm     18

            Consolidated Balance Sheets -
            July 31, 2005 and 2004                                    20

            Consolidated Statements of Income
            for the fiscal years ended
            July 31, 2005, 2004 and 2003                              21

            Consolidated Statements of Cash Flows for
            the fiscal years ended July 31, 2005,
            2004 and 2003                                             22

            Consolidated Statements of Changes in Shareholders
            Equity for the fiscal years ended July 31, 2005,
            2004 and 2003                                             23

            Notes to Consolidated Financial Statements                24


      2.  Financial Statement Schedule
          ----------------------------

            Schedule II - Allowance for Doubtful Accounts
                  and Other Reserves                                  38

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

           10.5 Summary of Ecology and Environment Discretionary Performance Plan (3)

           10.6 1998 Ecology and Environment, Inc. Stock Award Plan and Amendments (3)

           10.7             2003 Ecology and Environment, Inc. Stock Award
                            Plan (4)

           14.1             Code of Ethics (4)

           21.5             Schedule of Subsidiaries as of July 31, 2005 (5)

           23.1 Consent of Independent Registered Public Accounting Firm - Schneider Downs & Co., Inc. (5)

           23.2 Consent of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP (5)

           31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (5)

           31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (5)

           32.1 Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)

           32.2 Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)


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

                            (2) Filed as exhibits to the Company's Form
                                10-K for Fiscal Year Ending July 31, 2002, and incorporated herein by reference.

                            (3) Filed as exhibits to the Company's 10-K
                                for the Fiscal Year Ending July 31, 2003, and incorporated herein by reference.

                            (4) Filed as exhibits to the Company's 10-K
                                for the Fiscal Year Ending July 31, 2004, and incorporated herein by reference.

                            (5) Filed herewith.

Page 49 of 49
                                  SIGNATURES
                                  ----------

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, ECOLOGY AND ENVIRONMENT, INC. has duly caused this Annual Report to be signed on its behalf by the undersigned hereunto duly authorized:

Dated:  October 28, 2005               ECOLOGY AND ENVIRONMENT, INC.


                                       By: /s/ GERHARD J. NEUMAIER
                                           ----------------------------------
                                           GERHARD J. NEUMAIER
                                           PRESIDENT

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:


        Signature                      Title                    Date
----------------------------  --------------------------   ----------------

/s/ GERHARD J. NEUMAIER       PRESIDENT (CHIEF EXECUTIVE   October 28, 2005
----------------------------  OFFICER)
GERHARD J. NEUMAIER

/s/ FRANK B. SILVESTRO        EXECUTIVE VICE PRESIDENT     October 28, 2005
----------------------------
FRANK B. SILVESTRO

/s/ GERALD A. STROBEL         EXECUTIVE VICE PRESIDENT     October 28, 2005
----------------------------
GERALD A. STROBEL

/s/ RONALD L. FRANK           SECRETARY, TREASURER,        October 28, 2005
----------------------------  EXECUTIVE VICE PRESIDENT
RONALD L. FRANK               OF FINANCE (PRINCIPAL
                              FINANCIAL AND ACCOUNTING
                              OFFICER)

/s/ GERARD A. GALLAGHER, JR.  DIRECTOR                     October 28, 2005
----------------------------
GERARD A. GALLAGHER, JR.


/s/ HARVEY J. GROSS           DIRECTOR                     October 28, 2005
----------------------------
HARVEY J. GROSS

/s/ ROSS M. CELLINO           DIRECTOR                     October 28, 2005
----------------------------
ROSS M. CELLINO

/s/ TIMOTHY BUTLER            DIRECTOR                     October 28, 2005
----------------------------
TIMOTHY BUTLER



91