Form 10-Q
period 2005-10-29
ECOLOGY & ENVIRONMENT INC
filed 2005-12-14
CIK 809933

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                      FORM 10-Q

    [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended October 29, 2005

    [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from __________ to __________

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

      Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).           Yes  [ ]       No   [X]

      At December 1, 2005, 2,418,268 shares of Registrant's Class A Common Stock (par value $.01) and 1,643,045 shares of Class B Common Stock (par value $.01) were outstanding.


                          PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements
         --------------------


                        Ecology and Environment, Inc.
                         Consolidated Balance Sheet


                                                      October 29,          July 31,
                                                         2005                2005
                                                     ------------        ------------
Assets
------
Current assets:
     Cash and cash equivalents                       $ 6,718,505          $ 7,872,116
     Investment securities available for sale            120,378              120,533
     Contract receivables, net                        33,876,248           30,044,340
     Deferred income taxes                             5,017,296            5,016,908
     Other current assets                              2,245,531            2,005,426
     Assets of discontinued operations held
        for sale                                          16,212               26,821
                                                     ------------         ------------

            Total current assets                      47,994,170           45,086,144


Property, building and equipment, net                  7,806,406            7,967,883
Deferred income taxes                                  1,044,524            1,044,524
Other assets                                           2,324,552            1,878,984
                                                     ------------         ------------
            Total assets                             $59,169,652          $55,977,535
                                                     ============         ============

Liabilities and Shareholders' Equity
------------------------------------

Current liabilities:
     Accounts payable                                $ 5,485,589          $ 5,979,588
     Accrued payroll costs                             4,304,653            3,837,435
     Income taxes payable                                366,106               36,122
     Deferred revenue                                    181,477              231,611
     Current portion of long-term debt and
        capital lease obligations                        227,403              324,071
     Other accrued liabilities                         8,982,580            6,673,337
     Liabilities of discontinued operations held
        for sale                                         289,180              290,950
                                                     ------------         ------------
            Total current liabilities                 19,836,988           17,373,114

Long-term debt and capital lease obligations             344,564              328,053
Minority interest                                      1,911,142            1,992,544
Commitments and contingencies (see note #9)                 ---                  ---

Shareholders' equity:
     Preferred stock, par value $.01 per share
        authorized - 2,000,000 shares; no shares
        issued                                               ---                   ---
     Class A common stock, par value $.01 per
        share; authorized - 6,000,000 shares;
        issued - 2,514,235 shares                         25,143               25,143
     Class B common stock, par value $.01 per
        share; authorized - 10,000,000 shares
        issued - 1,669,304 shares                         16,693               16,693
     Capital in excess of par value                   17,504,811           17,622,172
     Retained earnings                                22,748,398           22,002,059
     Accumulated other comprehensive income           (2,226,445)          (2,236,051)
     Unearned compensation, net of tax                     ---               (158,993)
     Treasury stock - Class A Common, 94,818 and
        94,235 shares; Class B common, 26,259
        and 26,259 shares, at cost                      (991,642)            (987,199)
                                                     ------------         ------------
        Total shareholders' equity                    37,076,958           36,283,824
                                                     ------------         ------------

        Total liabilities and shareholders' equity   $59,169,652          $55,977,535
                                                     ============         ============

The accompanying notes are an integral part of these financial statements.


                                   Ecology and Environment, Inc.
                                 Consolidate Statement of Income
                                           Unaudited


                                                      Three months ended
                                                  ---------------------------
                                                   October 29,   October 30,
                                                      2005          2004
                                                  ------------  -------------
Gross revenues                                    $23,525,340    $22,716,296
Less:  direct subcontract costs                     3,250,481      3,557,884
                                                  ------------   ------------
Net revenues                                       20,274,859     19,158,412

Cost of professional services and
     other direct operating expenses               10,266,062      9,587,191
                                                  ------------   ------------

Gross profit                                       10,008,797      9,571,221
Administrative and indirect operating
     expenses                                       5,991,634      6,154,291
Marketing and related costs                         2,185,920      2,577,034
Depreciation                                          251,015        419,541
                                                  ------------   ------------

Income from operations                              1,580,228        420,355
Interest expense                                      (21,828)       (40,791)
Interest income                                        42,362         14,387
Other expense                                        (164,527)       (94,445)
Net foreign currency exchange gain                      2,621          3,597
                                                  ------------   ------------

Income from continuing operations before
     income taxes and minority interest             1,438,856        303,103
Total income tax provision                            496,473         27,924
                                                  ------------   ------------

Net income from continuing operations
     before minority interest                         942,383        275,179
Minority interest                                    (159,288)      (223,319)
                                                  ------------   ------------

Net income from continuing operations             $   783,095    $    51,860
Loss from discontinued operations                     (60,059)       (71,875)
Income tax benefit on loss from discontinued
     operations                                        23,303         25,156
                                                  ------------   ------------

Net income                                        $   746,339    $     5,141
                                                  ============   ============

Net income (loss) per common share:  basic
     Continuing operations                        $      0.20    $      0.01
     Discontinued operations                            (0.01)         (0.01)
                                                  ------------   ------------
Net income per common share: basic                $      0.19    $      ---
                                                  ============   ============

Net income (loss) per common share:  diluted
     Continuing operations                        $      0.20     $     0.01
     Discontinued operations                            (0.01)         (0.01)
                                                  ------------   ------------
Net income per common share: diluted              $      0.19     $     ---
                                                  ============   ============

Weighted average common shares outstanding:
     basic                                          3,983,005      3,987,195
                                                  ============   ============
Weighted average common shares outstanding:
     diluted                                        3,983,688      4,052,688
                                                  ============   ============

The accompanying notes are an integral part of these financial statements.

                          Ecology and Environment, Inc.
                       Consolidated Statement of Cash Flows
                                    Unaudited

                                                                    Three months ended
                                                              ------------------------------
                                                               October 29,       October 30,
                                                                  2005              2004
                                                              ------------      ------------
Cash flows from operating activities:
     Net income from continuing operations                    $   783,095       $    51,860
     Net loss from discontinued operations                        (36,756)          (46,719)
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:

     Depreciation                                                 251,015           419,541
     Amortization                                                  43,241            43,568
     (Gain) loss on disposition of property and equipment          (3,026)            7,151
     Minority interest, net of distributions                      (81,402)          (47,233)
     Provision for contract adjustments                           257,401            57,099
     (Increase) decrease in:
        - contracts receivable, net                            (4,089,309)       (3,608,395)
        - other current assets                                   (240,105)         (331,174)
        - other non-current assets                               (445,568)          340,807
        - assets held for sale                                     10,609            (1,958)
     Increase (decrease) in:
        - accounts payable                                       (493,999)       (2,461,764)
        - accrued payroll costs                                   467,218          (574,246)
        - income taxes payable                                    329,984           968,219
        - deferred revenue                                        (50,134)         (450,119)
        - other accrued liabilities                             2,309,243         2,663,604
        - liabilities held for sale                                (1,770)              132
                                                               -----------       -----------

     Net cash used in operating activities                       (990,263)       (2,969,627)
                                                               -----------       -----------

Cash flows provided by (used in) investing activities:
     Purchase of property, building and equipment, gross          (92,564)         (233,942)
     Disposal of property, building and equipment, gross              ---            68,580
     Payment for the purchase of bond                                (814)           (1,469)
                                                               -----------       -----------

     Net cash used in investing activities                        (93,378)         (166,831)
                                                               -----------       -----------

Cash flows provided by (used in) financing activities:
     Proceeds from debt                                            76,388         2,624,981
     Repayment of debt                                           (156,545)           (6,465)
     Net proceeds from issuance of common stock                       ---             1,812
     Purchase of treasury stock                                       ---          (161,778)
                                                               -----------       -----------

     Net cash provided by (used in) financing activities          (80,157)        2,458,550
                                                               -----------       -----------

Effect of exchange rate changes on cash and cash equivalents       10,187           (38,543)
                                                               -----------       -----------

Net decrease in cash and cash equivalents                      (1,153,611)         (716,451)
Cash and cash equivalents at beginning of period                7,872,116         4,240,333
                                                               -----------       -----------

Cash and cash equivalents at end of period                     $6,718,505        $3,523,882
                                                               ===========       ===========

The accompanying notes are an integral part of these financial statements.



                                             Ecology and Environment, Inc.
                              Consolidated Statement of Changes in Shareholders' Equity

                                               ---------------------------------------
                                                            Common Stock
                                               ---------------------------------------
                                                    Class A             Class B           Capital in
                                               ------------------  -------------------    Excess of      Retained
                                                Shares     Amount    Shares    Amount     Par Value      Earnings
                                               ------------------  -------------------   ------------  ------------

Balance at July 31, 2004                       2,501,985  $25,021  1,681,304  $16,813    $17,592,444   $24,972,691
                                               =========  =======  ========== ========   ============  ============

Net loss                                           ---      ---        ---      ---            ---      (1,586,540)
Foreign currency translation reserve               ---      ---        ---      ---            ---           ---
Cash dividends paid ($.34 per share)               ---      ---        ---      ---            ---      (1,384,092)
Unrealized investment gain, net                    ---      ---        ---      ---            ---           ---
Conversion of common stock - B to A               12,000      120    (12,000)    (120)         ---           ---
Repurchase of Class A common stock                 ---      ---        ---      ---            ---           ---
Stock options exercised                              250        2      ---      ---            1,810         ---
Issuance of stock under stock award plan, net      ---      ---        ---      ---           38,230         ---
Amortization, net of tax                           ---      ---        ---      ---            ---           ---
Forfeitures                                        ---      ---        ---      ---          (10,312)        ---
                                               ---------  -------  ---------- --------   ------------  ------------
Balance at July 31, 2005                       2,514,235  $25,143  1,669,304  $16,693    $17,622,172   $22,002,059
                                               =========  =======  ========== ========   ============  ============

                                                Accumulated
                                                   Other                           Treasury Stock
                                               Comprehensive      Unearned      ---------------------    Comprehensive
                                                   Income       Compensation      Shares      Amount        Income
                                               -------------   -------------    ---------- ----------    -------------
Balance at July 31, 2004                       $ (2,336,723)   $   (193,282)       87,749   $(694,121)   $  2,176,424
                                               =============   =============    ==========  ==========   =============

Net loss                                              ---             ---           ---         ---        (1,586,540)
Foreign currency translation reserve                100,725           ---           ---         ---           100,725
Cash dividends paid ($.34 per share)                  ---             ---           ---         ---             ---
Unrealized investment gain, net                         (53)          ---           ---         ---               (53)
Conversion of common stock - B to A                   ---             ---           ---         ---             ---
Repurchase of Class A common stock                    ---             ---          62,500    (530,057)          ---
Stock options exercised                               ---             ---           ---         ---             ---
Issuance of stock under stock award plan, net         ---          (134,971)      (33,531)   (265,230)          ---
Amortization, net of tax                              ---           164,717         ---         ---             ---
Forfeitures                                           ---             4,543         3,776     (28,251)          ---
                                               -------------   -------------    ----------  ----------   --------------
Balance at July 31, 2005                       $ (2,236,051    $   (158,993)      120,494   $(987,199)   $ (1,485,868)
                                               =============   =============    ==========  ==========   ==============

                                               ---------------------------------------
                                                            Common Stock
                                               ---------------------------------------
                                                    Class A             Class B           Capital in
                                               ------------------  -------------------    Excess of      Retained
                                                Shares     Amount    Shares    Amount     Par Value      Earnings
                                               ------------------  -------------------   ------------  ------------
Net income                                         ---      ---        ---      ---             ---        746,339
Reclassification due to adoption of FAS 123R       ---      ---        ---      ---          (158,993)       ---
Foreign currency translation reserve               ---      ---        ---      ---             ---          ---
Unrealized investment gain, net                    ---      ---        ---      ---             ---          ---
Amortization, net of tax                           ---      ---        ---      ---            41,632          ---
Other                                              ---      ---        ---      ---             ---          ---
                                               ---------  -------  ---------- ---------   ------------  ------------
Balance at October 29, 2005
                                               2,514,235  $25,143  1,669,304  $16,693     $17,504,811   $22,748,398
                                               =========  =======  ========== ========    ============  ============

                                                Accumulated
                                                   Other                           Treasury Stock
                                               Comprehensive      Unearned      ---------------------    Comprehensive
                                                   Income       Compensation      Shares      Amount        Income
                                               -------------   -------------    ---------- ----------    -------------
Net income                                            ---             ---           ---         ---            746,339
Reclassification due to adoption of FAS 123R          ---           158,993         ---         ---              ---
Foreign currency translation reserve                 10,187           ---           ---         ---             10,187
Unrealized investment gain, net                        (581)          ---           ---         ---               (581)
Amortization, net of tax                              ---             ---           ---         ---              ---
Other                                                 ---             ---             583      (4,443)           ---
                                               -------------    ------------    ----------  ----------   --------------
Balance at October 29, 2005                    $ (2,226,445)    $     ---         121,077   $(991,642)   $     755,945
                                               =============    =============   ==========  ==========   ==============


                     ECOLOGY AND ENVIRONMENT, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Summary of Operations and Basis of Presentation
-----------------------------------------------

     The consolidated financial statements included herein have been prepared by Ecology and Environment, Inc., ("E & E" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Although E & E believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. Therefore, these financial statements should be read in conjunction with the financial statements and the notes thereto included in E & E's 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three months ended October 29, 2005 are not necessarily indicative of the results for any subsequent period or the entire fiscal year ending July 31, 2006.


1.  Summary of significant accounting principles
    --------------------------------------------

    a. Consolidation

    The consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. Also reflected in the financial statements is the 50% ownership in the Chinese operating joint venture, The Tianjin Green Engineering Company. This joint venture is accounted for under the equity method. All significant intercompany transactions and balances have been eliminated.

     b. Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

     c. Revenue recognition

     The majority of the Company's revenue is derived from environmental consulting work, with the balance derived from sample analysis (E & E Analytical Services Center, in operation through January 2005) and aquaculture. The consulting revenue is principally derived from the sale of labor hours. The consulting work is performed under a mix of fixed price, cost-type, and time and material contracts. Contracts are required from all customers. Revenue is recognized as follows:

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

     The financial statements of foreign subsidiaries located in highly inflationary economies are remeasured as if the functional currency were the U.S. Dollar. The remeasurement of local currencies into U.S. dollars creates translation adjustments which are included in net income. There were no highly inflationary economy translation adjustments for fiscal years 2005-2006.

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

     f. Earnings per share

     Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. See Footnote No. 7.

     g. Impairment of Long-Lived Assets

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

     In April 2005, the Company recorded an additional impairment loss on its remaining ASC land and building assets in the amount of $1.2 million. This was the result of information obtained from various commercial brokers in April 2005 that provided the Company with additional information on current market conditions affecting the value of the real estate. The reduced valuation is based on the likelihood that the facility will not be sold to an existing laboratory or research company, but will rather be sold as combination office and warehouse space. The testing equipment was sold during the third quarter. Although business operations have ceased at the ASC, any impairment losses are shown as from "continuing operations" due to the uncertainty that the assets can be sold within one year under current market conditions.

2.   Contract Receivables, Net
     -------------------------

                                           October 29,      July 31,
                                              2005            2005
                                          ------------    ------------

     United States government
        Billed                            $ 2,209,792     $ 2,418,683
        Unbilled                            4,334,207       3,801,977
                                          ------------    ------------
                                            6,543,999       6,220,660
                                          ------------    ------------
     Industrial customers and state
     and municipal governments
        Billed                             26,048,544      22,065,280
        Unbilled                            4,930,999       5,348,293
                                          ------------    ------------
                                           30,979,543      27,413,573
                                          ------------    ------------
     Less allowance for contract
     adjustments                           (3,647,294)     (3,589,893)
                                          ------------    ------------

                                          $33,876,248     $30,044,340
                                          ============    ============

     United States government receivables arise from long-term U.S. government prime contracts and subcontracts. Unbilled receivables result from revenues which have been earned, but are not billed as of period-end. The above unbilled balances are comprised of incurred costs plus fees not yet processed and billed; and differences between year-to-date provisional billings and year-to-date actual contract costs incurred and fees earned of approximately $(64,000) at October 29, 2005 and $179,000 at July 31, 2005. Management
anticipates that the October 29, 2005 unbilled receivables will be substantially billed and collected within one year. Included in the balance of receivables for industrial customers and state and municipal customers are receivables due under the contracts in Saudi Arabia and Kuwait of $10.4 million and $8.5 million at October 29, 2005 and July 31, 2005, respectively. Within the above billed balances are contractual retainages in the amount of approximately $556,407 at October 29, 2005 and $713,000 at July 31, 2005. Management anticipates that the October 29, 2005 retainage balance will be substantially collected within one year.

     Included in other accrued liabilities is an additional allowance for contract adjustments relating to potential cost disallowances on amounts billed and collected in current and prior years' projects of approximately $1.4 million at October 29, 2005 and $1.2 million at July 31, 2005. Also included in other accrued liabilities is a reclassification of billings in excess of recognized revenues of approximately $2.3 million at October 29, 2005 and $1.8 million at July 31, 2005. An allowance for contract adjustments is recorded for contract disputes and government audits when the amounts are estimatable.

     The contracts in Saudi Arabia are through the Company's majority owned (66 2/3%) subsidiary, Ecology and Environment of Saudi Arabia Co., Ltd. (EESAL). The company has an agreement with its minority shareholder to divide any profits in EESAL from the current contracts equally, and to pay to the minority shareholder a commission of 5% of the total contract values. The commission and additional profit sharing covers on-going representation in the Kingdom, logistical support including the negotiation and procurement of Saudi national personnel, facilities, equipment, licenses, permits, and any other support deemed necessary in the implementation and performance of the Saudi contracts. As of October 29, 2005 the Company has incurred expense of $1,985,000 ($9,000 for the first three months of fiscal year 2006, $141,000 in fiscal year 2005, $944,000 in fiscal year 2004, $505,000 in fiscal year 2003 and $386,000 in fiscal year 2002 under the terms of this commission agreement).

3.   Line of Credit
     --------------

     The Company maintains an unsecured line of credit available for working capital and letters of credit of $20 million with a bank at 1/2% below the prevailing prime rate. A second line of credit has been established at another bank for up to $13.5 million exclusively for letters of credit and is renewed annually. At October 29, 2005 and July 31, 2005, respectively, the Company had letters of credit outstanding totaling $2,277,800 and $2,373,602, respectively. The Company had no outstanding borrowings for working capital at October 29, 2005 and July 31, 2005.

     The Company is in compliance with all bank loan covenants at October 29, 2005.

4.   Long-Term Debt and Capital Lease Obligations
     --------------------------------------------

     Debt inclusive of capital lease obligations at October 29, 2005 and July 31, 2005 consist of the following:

                                                      October 29,   July 31,
                                                         2005         2005
                                                      ----------   ----------
Various bank loans and advances at interest rates
  ranging from 5% to 14 1/2%                          $ 402,363    $ 508,978
Capital lease obligations at varying interest
  rates averaging 12%                                   169,604      143,146
                                                      ----------   ----------
                                                        571,967      652,124

Less:  current portion of debt                         (153,291)    (255,298)
       current portion of lease obligations             (74,112)     (68,773)
                                                      ----------   ----------

Long-term debt and capital lease obligations          $ 344,564    $ 328,053
                                                      ==========   ==========


The aggregate maturities of long-term debt and capital lease obligations at October 29, 2005 are as follows:

                           October 29,
                              2005
                          -----------
          FY 2006          $ 227,403
          FY 2007            101,865
          FY 2008             91,389
          FY 2009             34,117
          FY 2010             22,901
          Thereafter          94,292
                           ----------

                           $ 571,967
                           ==========

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

     The Company issued 33,531 shares in fiscal year 2005, 47,795 shares in fiscal year 2004, and 38,712 shares in fiscal year 2003 pursuant to the Award Plan. Compensation costs are recorded in accordance with FAS 123R at the time of issuance and are being amortized over the vesting period.

6.   Shareholders' Equity - Restrictive Agreement
     --------------------------------------------

     Messrs. Gerhard J. Neumaier, Frank B. Silvestro, Ronald L. Frank and Gerald A. Strobel entered into a Stockholders' Agreement in 1970 which governs the sale of certain shares of common stock owned by them, the former spouse of one of the individuals and some of their children. The agreement provides that prior to accepting a bona fide offer to purchase all or any part of their shares, each party must first allow the other members to the agreement the opportunity to acquire on a pro rata basis, with right of over-allotment, all of such shares covered by the offer on the same terms and conditions proposed by the offer.

7.   Earnings Per Share
     -------------------

     The computation of basic earnings per share reconciled to diluted earnings per share follows:


                                                      Three Months Ended
                                                -----------------------------
                                                  10/29/05          10/30/04
                                                -----------------------------
Income from continuing operations
  available to common stockholders              $    783,095     $    51,860
Loss from discontinued operations
  available to common stockholders                   (36,756)        (46,719)
                                                -----------------------------
Total income available to common
  stockholders                                       746,339           5,141

Weighted-average common shares outstanding
  (basic)                                          3,983,005       3,987,195

Basic earnings (loss) per share:
  Continuing operations                         $        .20     $       .01
  Discontinued operations                               (.01)           (.01)
                                                -----------------------------
  Total basic earnings per share                $        .19     $     ---

Incremental shares from assumed conversion
  of stock options and restricted stock
  awards                                                 683          65,493
                                                -----------------------------

Adjusted weighted-average common shares
  outstanding                                      3,983,688       4,052,688

Diluted earnings (loss) per share:
  Continuing operations                         $        .20     $       .01
  Discontinued operations                               (.01)           (.01)
                                                -----------------------------

Total diluted earnings per share:               $        .19       $     ---
                                                =============================

8.   Segment Reporting
     -----------------

     Ecology and Environment, Inc. has three reportable segments:
consulting services, analytical laboratory services, and aquaculture. The consulting services segment provides broad based environmental services encompassing audits and impact assessments, surveys, air and water quality management, environmental engineering, environmental infrastructure planning, and industrial hygiene and occupational health studies to a world wide base of customers. The analytical laboratory provides analytical testing services to industrial and governmental clients for the analysis of waste, soil and sediment samples. The analytical segment recognized a pretax impairment loss in the amount of $2.8 million in fiscal year 2005 as a result of its decision to close its Analytical Services Center (ASC) located in Lancaster, N.Y. The fish farm located in Jordan produces tilapia fish grown in a controlled environment for markets worldwide. In fiscal year 2004, an impairment loss of $442,000 ($139,000 net of minority interest and tax) was recognized for the long-term assets at the Company's fish farm operations in Jordon.

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

Reportable segments for the three months ended October 29, 2005 are as follows:

                                                                        Aquaculture
                                                                --------------------------
                                      Consulting   Analytical     Continued   Discontinued  Elimination      Total
                                      -----------  -----------  ------------  ------------  ------------  ------------
Net revenues from external
   customers                          $20,241,311  $         -   $    33,548   $         -   $         -   $20,274,859
Intersegment net revenues                       -            -             -             -             -             -
                                      -----------  -----------   ------------   -----------  ------------  ------------

Total consolidated net revenues       $20,241,311  $         -   $    33,548   $         -   $         -   $20,274,859
                                      ===========  ============  ============  ============  ============  ============

Depreciation expense                  $   247,850  $         -   $     3,165   $         -   $         -   $   251,015
Segment profit (loss) before income
   taxes and minority interest        $ 1,444,705  $         -   $    (8,646)  $   (60,059)  $         -   $ 1,376,000
Segment assets                        $56,748,652  $ 2,100,000   $   305,000   $    16,000   $         -   $59,169,652
Expenditures for long-lived
   assets - gross                     $    92,564  $         -   $         -   $         -   $         -   $    92,564


Geographic Information:

                                        Net           Long-Lived
                                    Revenues (1)    Assets - Gross
                                  ---------------   --------------
United States                       $17,459,859      $22,721,262
Foreign Countries                     2,815,000          548,000


(1) Net revenues are attributed to countries based on the location of the customers. Net revenues in foreign countries includes $129,000 in Saudi Arabia and $544,000 in Kuwait.

Reportable segments for the three months ended October 30, 2004 are as follows:

                                                                        Aquaculture
                                                                --------------------------
                                      Consulting   Analytical     Continued   Discontinued  Elimination      Total
                                      -----------  -----------  ------------  ------------  ------------  ------------
Net revenues from external
   customers                          $18,254,921  $  885,477   $    18,014   $         -   $         -   $19,158,412
Intersegment net revenues                 178,336           -             -             -      (178,336)            -
                                      -----------  -----------   -----------   -----------  ------------  ------------

Total consolidated net revenues       $18,433,257  $  885,477   $    18,014   $         -   $  (178,336)  $19,158,412
                                      ===========  ===========  ============  ============  ============  ============

Depreciation expense                  $   281,737  $  134,639   $     3,165   $         -   $         -   $   419,541
Segment profit (loss) before income
   taxes and minority interest        $   669,644  $ (355,960)   $  (10,581)  $   (71,875)  $         -   $   231,228
Segment assets                        $58,225,222  $6,796,000   $    18,000   $    32,000   $         -   $65,071,222
Expenditures for long-lived
   assets - gross                     $   233,942  $        -   $         -   $         -   $         -   $   233,942


Geographic Information:

                                        Net           Long-Lived
                                    Revenues (1)    Assets - Gross
                                  ---------------   --------------
United States                       $15,734,412      $26,778,729
Foreign Countries                     3,424,000          501,000


(1) Net revenues are attributed to countries based on the location of the customers. Net revenues in foreign countries includes $1.4 million in Saudi Arabia and $544,000 in Kuwait.

 9.  Commitments and Contingencies
     -----------------------------

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

     On or about October 28, 2005 several Plaintiffs filed an action in District Court in the City and County of Boulder in Colorado, Case No.
05 CV 1008, against three named Defendants, one of which is Walsh
Environmental Scientists & Engineers, LLC (Walsh). Walsh is a majority-owned subsidiary of the Company. The Company is not named as a Defendant. The Plaintiffs' Complaint alleges claims of negligence, breach of contract and trespass for unspecified damages against the Defendants resulting from a forest fire that ignited from a fallen power line during a wind storm that took place in Boulder County, Colorado in October 2003. Walsh's legal counsel has received other communication from the Plaintiffs' attorneys, which indicates that Plaintiffs may be seeking damages, in the aggregate, in excess of $17,000,000.00. The Company's liability insurance extends to its subsidiaries. Walsh believes the claims asserted against it are without merit and intends to vigorously defend this lawsuit.

     The Company is involved in other litigation arising in the normal course of business. In the opinion of management, any adverse outcome to other litigation arising in the normal course of business would not have a material impact on the financial results of the Company.

10.  Recent Accounting Pronouncements
     --------------------------------

     In December 2004, the Financial Accounting Standards Board (FASB) issued its final standard on accounting for share-based payments (SBP), FASB
Statement No. 123R (revised 2004), Share-Based Payment. The Statement requires companies to expense the value of employee stock options and similar awards. Under FAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. The Company adopted FAS 123R effective August 1, 2005. The unearned stock compensation balance of $158,993 as of July 31, 2005, which was accounted for under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), was reclassified into additional paid-in-capital upon adoption of SFAS 123(R). The impact on the Company's financial statements was not material.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Operating activities consumed $990,000 of cash during the first quarter of fiscal year 2006 compared to a use of $3.0 million of cash in the first quarter of the prior year. The decreased cash flow was mainly attributable to a $3.9 million increase in accounts receivable due to an increase in work volume during the first quarter of fiscal year 2006 as well as a slow down in collections. Accounts Payable decreased $494,000 during the quarter. Accrued payroll costs and other accrued liabilities both contributed as sources of cash during the first quarter of fiscal year 2006. Accrued payroll increased $467,000 while other accrued liabilities increased $2.1 million. The Company purchased $93,000 of new capital equipment compared to depreciation charges of $251,000.

The Company maintains an unsecured line of credit of $20.0 million with a bank at 1/2% below the prevailing prime rate. A second line of credit is available at another bank for up to $13.5 million, exclusively for letters of credit.
The Company has outstanding letters of credit (LOC's) at October 29, 2005 in the amount of $2.3 million. These LOC's were obtained to secure advance payments and performance guarantees for contracts in the Middle East. After LOC's, there are no outstanding borrowings under the lines of credit and there is $31.2 million of line still available at October 29, 2005. There are no significant additional working capital requirements pending at October 29, 2005. The Company believes that cash flows from operations and borrowings against the line of credit will be sufficient to cover all working capital requirements for at least the next twelve months and the foreseeable future.


Results of Operations

Net Revenue

Fiscal Year 2006 vs 2005

Net revenues for the first quarter of fiscal year 2006 were $20.3 million, up 6% from the $19.2 million reported in fiscal year 2005. The increase in net revenues was attributable to increased work on projects in the Gulf Coast associated with the relief efforts for hurricanes Katrina and Rita as well as an increase in work at one of the Company's subsidiaries, Walsh Environmental. The Company reported net revenues from these Gulf Coast contracts of $1.2 million during the first quarter of fiscal year 2006.
Walsh Environmental reported net revenues of $3.6 million during the first quarter of fiscal year 2006, up 53% from the $2.3 million reported in the prior year. The increase in Walsh is due to higher revenues from both its subsidiary in Peru and Gustavson Associates, which was acquired during the fourth quarter of fiscal year 2004. Net revenues from state clients increased $851,000 or 20% from the $4.3 million reported in the first quarter of fiscal year 2005. The increase in state net revenues is attributable to increased work levels on contracts mainly in Florida and New York. Net revenues from commercial clients increased $936,000 or 36% from the $2.6 million reported in the first quarter of fiscal year 2005.
The increase in commercial net revenues is attributable to increased activity on various LNG contracts. Offsetting these increases were decreases in net revenues from the contracts in Saudi Arabia and Kuwait. These contracts in the Middle East decreased $1.3 million or 65% as these contracts continue to approach completion. The contracts in the Middle East are substantially finished and range from 93% to 100% complete. Net revenues decreased $537,000 during the first quarter of fiscal year 2006 due to the completion of the Company's Superfund Technical Assessment and Response Team (START) contract in EPA Region III in June 2005. The two remaining START contracts are scheduled to end in December 2005, although an extension for up to three additional months has been exercised on one of the remaining contracts. Both of the remaining START contracts were rebid in September 2005 and the EPA anticipates award announcements during E&E's second quarter of fiscal year 2006. The Company closed its Analytical Services Center in Lancaster, N.Y. during the second quarter of the fiscal year 2005. As a result, ASC net revenues decreased $885,000 during the first quarter of fiscal year 2006.

Fiscal Year 2005 vs 2004

Net revenues for the first quarter of fiscal year 2005 were $19.2 million, down 14% from the $22.3 million reported in the first quarter of fiscal year 2004. Decreased net revenues from the Company's contracts in Saudi Arabia and Kuwait accounted for the majority of this reduction. Net revenues from those contracts decreased $5.2 million or 73%. Percentage of completion on these contracts in the Middle East range from 85% to 94% and it was anticipated that most of the contracts would be substantially completed by the end of fiscal year 2005. Net revenues from state clients increased $413,000 or 11% from the $3.9 million reported in the first quarter of fiscal year 2004. Walsh Environmental reported net revenues of $2.3 million for the first quarter of fiscal year 2005, an increase of $407,000 from the $1.9 million reported in the first quarter of fiscal year 2004. The majority of the increase was due to the consolidation of Gustavson Associates, acquired by Walsh Environmental during the fourth quarter of fiscal year 2004. Gustavson Associates reported net revenues of $373,000 during the first quarter of fiscal year 2005. Included in the $5.2 million reduction in net revenues from the contracts in the Middle East, net revenues from the Central Environmental Laboratory (CEL) operation in Kuwait decreased approximately $600,000 from the prior year.

Income From Continuing Operations Before Income Taxes and Minority Interest

Fiscal Year 2006 vs 2005

The Company's income from continuing operations before income taxes and minority interest for the first quarter of fiscal year 2006 was $1.4 million, compared to the $303,000 of income reported in the first quarter of the prior year. This increase was due mainly to increased labor utilization as well as decreased indirect costs. Indirect costs decreased $554,000 during the first quarter of fiscal year 2006 due to the Company's continued efforts to control costs. The closing of the ASC in the second quarter of fiscal year 2005 also assisted in the reduction of company wide indirect costs. Walsh Environmental reported operating income of $542,000 during the first quarter of fiscal year 2006, up 282% from the $142,000 reported in the first quarter of fiscal year 2005.

Fiscal Year 2005 vs 2004

The Company's income from continuing operations before income taxes and minority interest for the first quarter of fiscal year 2005 was $303,000, down 78% from the $1.4 million reported in the first quarter of the prior year. This decrease was mainly attributable to an increase in company-wide administrative and indirect costs as well as the aforementioned reduction in net revenues from the contracts in the Middle East. The CEL incurred a loss of $412,000 in the first quarter of fiscal year 2005. The Company was negotiating for recovery of these losses. The Company entered into a revised agreement effective January 1, 2005 to June 30, 2006 including fixed monthly rates which should compensate the Company for contract losses regardless of volume shortfalls. Administrative and indirect costs increased $487,000 or 8.5% due to reduced staff utilization and increased costs attributable to the Company's on-going compliance work in connection with the requirements of the Sarbanes-Oxley Act. The Company incurred approximately $120,000 in costs associated with the compliance work for the Sarbanes-Oxley Act during the first quarter of fiscal year 2005. Marketing and related costs increased $330,000 or 15% due mainly to increased bid and proposal activity in the homeland protection and energy development sectors.

The ASC reported an operating loss of $356,000 for the first quarter of fiscal year 2005 compared to operating loss of $501,000 for the first quarter of the prior year. The ASC implemented cost reduction efforts during the fourth quarter of fiscal year 2004 to streamline operating and indirect expenses. It was estimated that the ASC would reduce costs by approximately $1.0 million on an annual basis. The Company was looking at other alternatives to reduce its exposure to future losses in the ASC.

Impairment Losses

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued its final standard on accounting for share-based payments (SBP), FASB Statement No. 123R (revised 2004), Share-Based Payment. The Statement requires companies to expense the value of employee stock options and similar awards. Under FAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. The Company adopted FAS 123R effective August 1, 2005. The unearned stock compensation balance of $158,993 as of July 31, 2005, which was accounted for under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), was reclassified into additional paid-in-capital upon adoption of SFAS 123(R). The impact on the Company's financial statements was not material.

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

Management believes the following accounting policies involve its more significant judgments and estimates used in the preparation of its consolidated financial statements. The Company maintains reserves for cost disallowances on its cost based contracts as a result of government audits. The Company recently settled fiscal years 1990 thru 1994 for amounts within the anticipated range. However, final rates have not been negotiated under these audits since 1994. The Company has estimated its exposure based on completed audits, historical experience and discussions with the government auditors. The Company recorded an impairment loss on its shrimp farm operation in fiscal year 2003 and on its Analytical Services Center in fiscal year 2005. An estimate of the fair value of its assets was made based on external appraisals of the land and buildings and internal estimates of the realizable value of the equipment. The Company recorded an impairment loss on its fish farm operations in Jordan in fiscal year 2004. An impairment was necessary due to the uncertainty that the farm's estimated future net cash flows would be sufficient to recover the carrying value of its long-lived assets. If these estimates or their related assumptions change, the Company may be required to record additional impairment losses or additional charges for disallowed costs on its government contracts.

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

During the second quarter of fiscal year 2005, the Company formed three new subsidiaries as well as a new joint venture. These entities were formed for the purpose of obtaining future work for the Company in the Middle East, Russia, and the State of California. The new entities are as follows:
MiddleEast Environmental Consultants, LLC (MEC); E & E International, LLC;
E & E Environmental Services, LLC; and E & E Ward BMS Consulting Association (Joint Venture). As of October 29, 2005, only MEC was operational.

In June 2005, the Company signed an agreement to sell its 50% ownership in Beijing YiYi Ecology and Environment Engineering Co., LTD to an existing partner for $240,000. This transaction resulted in a loss of $72,000 and was recorded in the accompanying results of operations for fiscal year 2005.

During the fiscal year 2005, members of Walsh Unit Holders LLC exercised their options to purchase an additional 1,146 shares of Walsh Environmental Scientists and Engineers, LLC at a cost of $30,360. This caused the E&E, Inc. ownership percentage in this company to drop by 1.7%. There are no additional purchase options outstanding as they expired on June 30, 2005. This caused a reduction in the ownership percentage of E&E, Inc. from 60% to 58.3%.

Inflation

Inflation has not had a material impact on the Company's business because a significant amount of the Company's contracts are either cost based or contain commercial rates for services that are adjusted annually.

Item  3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company may have exposure to market risk for change in interest rates, primarily related to its investments. The Company does not have any derivative financial instruments included in its investments. The Company invests only in instruments that meet high credit quality standards. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limited default risk, market risk and reinvestment risk. As of October 29, 2005, the Company's investments consisted of corporate debt and mutual funds. The Company does not expect any material loss with respect to its investments.

The Company is currently documenting, evaluating, and testing its internal controls in order to allow management to report on and attest to, and its independent public accounting firm to attest to, the Company's internal controls as of July 31, 2007, as required by Section 404 of the Sarbanes-Oxley Act. The Company devoted substantial time and expense to this endeavor during fiscal year 2005 and expects to spend additional management time on this in fiscal year 2006 and 2007. If weaknesses in our existing information and control systems are discovered that impede our ability to satisfy Sarbanes-Oxley reporting requirements, the Company must successfully and timely implement improvements to those systems. There is no assurance that the Company will be able to meet these requirements.

Item 4.  Controls and Procedures
         -----------------------

     Company management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 29, 2005. In designing and evaluating the Company's disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that, as of October 29, 2005, the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to its chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms. There have been no significant changes in internal controls over financial reporting during the period covered by this report.


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

     On or about October 28, 2005 several Plaintiffs filed an action in District Court in the City and County of Boulder in Colorado, Case No.
05 CV 1008, against three named Defendants, one of which is Walsh
Environmental Scientists & Engineers, LLC (Walsh). Walsh is a majority-owned subsidiary of the Company. The Company is not named as a Defendant. The Plaintiffs' Complaint alleges claims of negligence, breach of contract and trespass for unspecified damages against the Defendants resulting from a forest fire that ignited from a fallen power line during a wind storm that took place in Boulder County, Colorado in October 2003. Walsh's legal counsel has received other communication from the Plaintiffs' attorneys, which indicates that Plaintiffs may be seeking damages, in the aggregate, in excess of $17,000,000.00. The Company's liability insurance extends to its subsidiaries. Walsh believes the claims asserted against it are without merit and intends to vigorously defend this lawsuit.

     The Company is involved in other litigation arising in the normal course of business. In the opinion of management, any adverse outcome to other litigation arising in the normal course of business would not have a material impact on the financial results of the Company.

ITEM 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

     (e) Purchased Equity Securities. The following table summarizes the Company's purchases of its common stock during the quarter ended October 29, 2005:

                                                       Total
                                                       Number
                                                     of Shares     Maximum Number
                                                     Purchased     of Shares that
                                         Average     as Part of      May Yet Be
                             Total        Price       Publicly       Purchased
                            Number        Paid       Announced       Under the
                           of Shares      Per         Plans or        Plans or
     Period                Purchased     Shares     Programs (1)      Programs
--------------------       ---------     ------     ------------   --------------
August 1, 2005
   October 1, 2005            ---         ---            ---           17,034
                           =========    =======     =============   ==============


(1) The Company did not purchase any shares of its Class A common stock during the first quarter of its fiscal year ended July 31, 2006 pursuant to a 200,000 share repurchase program approved at the October 26, 2000 Board of Directors meeting. Purchases would be made in open-market transactions.


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

     (b) Registrant did not file a Form 8-K during the first quarter ended October 29, 2005.

                               SIGNATURE
                               ---------

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ECOLOGY AND ENVIRONMENT, INC.

Dated:  December 13, 2005            /s/ RONALD L. FRANK
                                     ---------------------------------------
                                     RONALD L. FRANK
                                     EXECUTIVE VICE PRESIDENT, SECRETARY,
                                     TREASURER AND CHIEF FINANCIAL OFFICER -
                                     PRINCIPAL FINANCIAL OFFICER