Form 10-Q
period 2006-01-28
ECOLOGY & ENVIRONMENT INC
filed 2006-03-14
CIK 809933

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                      FORM 10-Q

    [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended January 28, 2006

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

      At March 1, 2006, 2,421,800 shares of Registrant's Class A Common Stock (par value $.01) and 1,639,706 shares of Class B Common Stock (par value $.01) were outstanding.





                          PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements
         --------------------




                        Ecology and Environment, Inc.
                         Consolidated Balance Sheet


                                                      January 28,          July 31,
                                                         2006                2005
                                                     ------------        ------------
Assets
------
Current assets:
     Cash and cash equivalents                       $ 6,747,146          $ 7,872,116
     Investment securities available for sale             96,844              120,533
     Contract receivables, net                        35,360,883           30,044,340
     Deferred income taxes                             5,017,152            5,016,908
     Other current assets                              1,354,883            2,005,426
     Assets of discontinued operations held
        for sale                                          42,053               26,821
                                                     ------------         ------------

            Total current assets                      48,618,961           45,086,144


Property, building and equipment, net                  7,749,443            7,967,883
Deferred income taxes                                  1,044,524            1,044,524
Other assets                                           2,974,557            1,878,984
                                                     ------------         ------------
            Total assets                             $60,387,485          $55,977,535
                                                     ============         ============

Liabilities and Shareholders' Equity
------------------------------------

Current liabilities:
     Accounts payable                                $ 5,372,097          $ 5,979,588
     Accrued payroll costs                             5,305,156            3,837,435
     Income taxes payable                                 69,027               36,122
     Deferred revenue                                    141,343             231,611
     Current portion of long-term debt and
        capital lease obligations                        196,116              324,071
     Other accrued liabilities                         9,705,297            6,673,337
     Liabilities of discontinued operations held
        for sale                                         277,532              290,950
                                                     ------------         ------------
            Total current liabilities                 21,066,568           17,373,114

Long-term debt and capital lease obligations             355,469              328,053
Minority interest                                      1,881,311            1,992,544
Commitments and contingencies (see note #9)                 ---                  ---

Shareholders' equity:
     Preferred stock, par value $.01 per share
        authorized - 2,000,000 shares; no shares
        issued                                               ---                   ---
     Class A common stock, par value $.01 per
        share; authorized - 6,000,000 shares;
        issued - 2,518,774 shares                         25,188               25,143
     Class B common stock, par value $.01 per
        share; authorized - 10,000,000 shares
        issued - 1,665,965 shares                         16,660               16,693
     Capital in excess of par value                   17,555,262           17,622,172
     Retained earnings                                22,686,329           22,002,059
     Accumulated other comprehensive income           (2,194,747)          (2,236,051)
     Unearned compensation, net of tax                     ---               (158,993)
     Treasury stock - Class A Common, 96,467 and
        94,235 shares; Class B common, 26,259
        and 26,259 shares, at cost                    (1,004,555)            (987,199)
                                                     ------------         ------------
        Total shareholders' equity                    37,084,137           36,283,824
                                                     ------------         ------------

        Total liabilities and shareholders' equity   $60,387,485          $55,977,535
                                                     ============         ============

The accompanying notes are an integral part of these financial statements.



                                   Ecology and Environment, Inc.
                                 Consolidated Statement of Income
                                           (Unaudited)

                                                     Three months ended                 Year to Date
                                                  --------------------------     ---------------------------
                                                  January 28,    January 29,     January 28,    January 29,
                                                     2006           2005             2006           2005
                                                  ------------  -------------    ------------   ------------
Gross revenues                                    $24,028,549    $21,171,630      $47,553,889   $43,887,926
Less:  direct subcontract costs                     4,175,450      3,757,432        7,425,931     7,315,316
                                                  ------------   ------------    ------------   ------------

Net revenues                                       19,853,099     17,414,198       40,127,958    36,572,610

Cost of professional services and
     other direct operating expenses               10,114,074      9,270,569       20,380,136    18,857,760

Gross profit                                        9,739,025      8,143,629       19,747,822    17,714,850

Administrative and indirect operating expenses      6,164,572      5,899,155       12,156,206    12,053,446
Marketing and related costs                         1,991,074      2,345,548        4,176,994     4,922,582
Depreciation                                          283,832        454,610          534,847       874,151
Long-lived asset impairment loss                        ---        1,644,000            ---       1,644,000
                                                  ------------   ------------     ------------  ------------

Income (loss) from operations                       1,299,547     (2,199,684)       2,879,775    (1,779,329)
Interest expense                                      (38,848)       (30,005)         (60,676)      (70,796)
Interest income                                        55,042          7,926           97,404        22,313
Other income                                         (194,928)      (165,604)        (359,455)     (260,049)
Net foreign currency exchange gain                      8,759          3,951           11,380         7,548
                                                  ------------   ------------     ------------  ------------

Income (loss) from continuing operations before
     income taxes and minority interest             1,129,572     (2,383,416)       2,568,428    (2,080,313)
Total income tax provision (benefit)                  520,687       (789,217)       1,017,160      (761,293)
                                                  ------------   ------------     ------------  ------------

Net income (loss) from continuing operations
     before minority interest                         608,885     (1,594,199)       1,551,268    (1,319,020)
Minority interest                                      47,766       (136,409)        (111,522)     (359,728)
                                                  ------------   ------------     ------------  ------------

Net income (loss) from continuing operations      $   656,651    $(1,730,608)     $ 1,439,746   $(1,678,748)
Loss from discontinued operations                     (50,953)       (42,577)        (111,012)     (114,452)
Income tax benefit on loss from discontinued
     operations                                        22,656         10,553           45,959        35,709
                                                  ------------   ------------     ------------  ------------

Net income (loss)                                 $   628,354    $(1,762,632)     $ 1,374,693   $(1,757,491)
                                                  ============   ============     ============  ============

Net income (loss) per common share:  basic
     Continuing operations                        $      0.16    $     (0.44)     $      0.36   $     (0.42)
     Discontinued operations                            (0.01)         (0.01)           (0.02)        (0.02)
                                                  ------------   ------------     ------------  ------------
Net income (loss) per common share:  basic        $      0.15    $     (0.45)     $      0.34   $     (0.44)
                                                  ============   ============     ============  ============

Net income (loss) per common share:  diluted
     Continuing operations                        $      0.16    $     (0.44)     $      0.36   $     (0.42)
     Discontinued operations                            (0.01)         (0.01)           (0.02)        (0.02)
                                                  ------------   ------------     ------------  ------------
Net income (loss) per common share:  diluted      $      0.15    $     (0.45)     $      0.34   $     (0.44)
                                                  ============   ============     ============  ============

Weighted average common shares outstanding:
     Basic                                          3,982,433      3,961,308        3,982,711     3,974,395
                                                  ============   ============     ============  ============
Weighted average common shares outstanding:
     Diluted                                        3,986,591      3,961,308        3,984,255     3,974,395
                                                  ============   ============     ============  ============

The accompanying notes are an integral part of these financial statements.


                          Ecology and Environment, Inc.
                       Consolidated Statement of Cash Flows
                                    Unaudited

                                                                     Six months ended
                                                              ------------------------------
                                                               January 28,       January 29,
                                                                  2006              2005
                                                              ------------      ------------
Cash flows from operating activities:
     Net income                                               $ 1,374,693       $(1,757,491)
     Net loss from discontinued operations, net of tax            (65,053)          (78,743)
                                                              ------------      ------------
     Income (loss) from continuing operations                   1,439,746        (1,678,748)
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
     Impairment of long-lived assets                                ---           1,644,000
     Depreciation                                                 534,847           874,151
     Amortization                                                  70,074            97,151
     Gain loss on disposition of property and equipment             5,554             6,237
     Minority interest                                            316,411           447,797
     Provision for contract adjustments                           529,829           119,755
     (Increase) decrease in:
        - contracts receivable, net                            (5,846,372)        2,767,585
        - other current assets                                    650,543           (65,982)
        - other non-current assets                             (1,095,573)          183,805
     Increase (decrease) in:
        - accounts payable                                       (607,491)       (2,325,574)
        - accrued payroll costs                                 1,467,721          (116,680)
        - income taxes payable                                     32,905           247,840
        - deferred revenue                                        (90,268)         (874,349)
        - other accrued liabilities                             3,031,960           802,757
                                                               -----------       -----------

     Net cash provided by operating activities                    439,886         2,129,745
     Net cash used in discontinued operating
        activities (revised)                                      (93,703)         (100,700)
                                                               -----------       -----------

Cash flows provided by (used in) investing activities:
     Purchase of property, building and equipment, gross         (321,961)         (334,328)
     Proceeds from maturity of investments                         24,750             ---
     Payment for the purchase of bond                              (1,671)           (1,438)
                                                               -----------       -----------

     Net cash used in investing activities                       (298,882)         (335,766)
                                                               -----------       -----------

Cash flows provided by (used in) financing activities:
     Dividends paid                                              (690,423)         (693,374)
     Proceeds from debt                                           120,977           181,216
     Repayment of debt                                           (221,516)         (208,971)
     Distributions to minority partners                          (427,644)         (109,970)
     Net proceeds from issuance of common stock                     8,700             1,812
     Purchase of treasury stock                                    (4,035)         (432,686)
                                                               -----------       -----------

     Net cash used in financing activities                     (1,213,941)       (1,261,973)
                                                               -----------       -----------

Effect of exchange rate changes on cash and cash equivalents       41,670             5,188
                                                               -----------       -----------

Net increase (decrease) in cash and cash equivalents           (1,124,970)          436,494
Cash and cash equivalents at beginning of period                7,872,116         4,240,333
                                                               -----------       -----------

Cash and cash equivalents at end of period                     $6,747,146        $4,676,827
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
                                               =========  =======  ========== ========   ============  ============

                                                Accumulated
                                                   Other                           Treasury Stock
                                               Comprehensive      Unearned      ---------------------    Comprehensive
                                                   Income       Compensation      Shares      Amount        Income
                                               -------------   -------------    ---------- ----------    -------------
Balance at July 31, 2004                       $ (2,336,723)   $   (193,282)       87,749   $(694,121)   $  2,176,424
                                               =============   =============    ==========  ==========   =============

Net loss                                              ---             ---           ---         ---        (1,586,540)
Foreign currency translation reserve                100,725           ---           ---         ---           100,725
Cash dividends paid ($.34 per share)                  ---             ---           ---         ---             ---
Unrealized investment gain, net                         (53)          ---           ---         ---               (53)
Conversion of common stock - B to A                   ---             ---           ---         ---             ---
Repurchase of Class A common stock                    ---             ---          62,500    (530,057)          ---
Stock options exercised                               ---             ---           ---         ---             ---
Issuance of stock under stock award plan, net         ---          (134,971)      (33,531)    265,230           ---
Amortization, net of tax                              ---           164,717         ---         ---             ---
Forfeitures                                           ---             4,543         3,776     (28,251)          ---
                                               -------------   -------------    ----------  ----------   --------------
Balance at July 31, 2005                       $ (2,236,051    $   (158,993)      120,494   $(987,199)   $ (1,485,868)
                                               =============   =============    ==========  ==========   ==============

                                               ---------------------------------------
                                                            Common Stock
                                               ---------------------------------------
                                                    Class A             Class B           Capital in
                                               ------------------  -------------------    Excess of      Retained
                                                Shares     Amount    Shares    Amount     Par Value      Earnings
                                               ------------------  -------------------   ------------  ------------
Net income                                         ---      ---        ---      ---             ---       1,374,693
Reclassification due to adoption of FAS 123R       ---      ---        ---      ---          (158,993)        ---
Foreign currency translation reserve               ---      ---        ---      ---             ---           ---
Cash dividends paid ($.17 per share)               ---      ---        ---      ---             ---        (690,423)
Unrealized investment gain, net                    ---      ---        ---      ---             ---           ---
Conversion of common stock - B to A                3,339       33     (3,339)     (33)          ---           ---
Repurchase of Class A common stock                 ---      ---        ---      ---             ---           ---
Stock options exercised                            1,200       12      ---      ---             8,688         ---
Amortization, net of tax                           ---      ---        ---      ---            83,395         ---
Other                                              ---      ---        ---      ---             ---           ---
                                               ---------  -------  ---------- ---------   ------------  ------------

Balance at January 28, 2006                    2,518,774  $25,188  1,665,965  $16,660     $17,555,262   $22,686,329
                                               =========  =======  ========== ========    ============  ============

                                                Accumulated
                                                   Other                            Treasury Stock
                                               Comprehensive      Unearned      ------------------------  Comprehensive
                                                   Income       Compensation      Shares       Amount         Income
                                               -------------   -------------    ----------  ------------  -------------
Net income                                            ---             ---           ---           ---        1,374,693
Reclassification due to adoption of FAS 123R          ---           158,993         ---           ---            ---
Foreign currency translation reserve                 41,670           ---           ---           ---           41,670
Cash dividends paid ($.17 per share)                  ---             ---           ---           ---            ---
Unrealized investment gain, net                        (366)          ---           ---           ---             (366)
Conversion of common stock - B to A                   ---             ---           ---           ---            ---
Repurchase of Class A common stock                    ---             ---             500        (4,035)         ---
Stock options exercised                               ---             ---           ---           ---            ---
Amortization, net of tax                              ---             ---           ---           ---            ---
Other                                                 ---             ---           1,732       (13,321)         ---
                                               -------------    ------------    ----------  ------------  -------------
Balance at January 28, 2006                    $ (2,194,747)    $     ---         122,726   $(1,004,555)  $  1,415,997
                                               =============    =============   ==========  ============  =============



                     ECOLOGY AND ENVIRONMENT, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Summary of Operations and Basis of Presentation
-----------------------------------------------

     The consolidated financial statements included herein have been prepared by Ecology and Environment, Inc., ("E & E" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Although E & E believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. Therefore, these financial statements should be read in conjunction with the financial statements and the notes thereto included in E & E's 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the six months ended January 28, 2006 are not necessarily indicative of the results for any subsequent period or the entire fiscal year ending July 31, 2006.


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

     h.  Cash Flow Revision

     The Company has revised its 2005 consolidated statement of cash flows to separately disclose operating, investing and financing portions of cash flows attributable to discontinued operations. The Company had previously reported these as separate amounts with cash flows from continuing operations within each category.

     i.  Cash and Cash Equivalents

     For purposes of the consolidated statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. Cash paid for interest amounted to $60,676 and $70,796 for the first six months of fiscal year 2006 and 2005, respectively. Cash paid (net refund received) for income taxes amounted to $681,685 and $(985,764) for the first six months of fiscal year 2006 and 2005, respectively.

     j.  Adoption of FASB 123(R)

     The Company adopted FAS 123(R), Share-Based Payment, effective August 1, 2005. The Statement requires companies to expense the value of employee stock options and similar awards. Under FAS 123(R), SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. The unearned stock compensation balance of $158,993 as of July 31, 2005, which was accounted for under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), was reclassified into additional paid-in-capital upon adoption of SFAS 123(R). The impact on the Company's financial statements was not material.

     k.  Reclassifications

     Certain prior year amounts were reclassified to conform to the 2006 financial statement presentation.


2.   Contract Receivables, Net
     -------------------------
                                           January 28,      July 31,
                                              2006            2005
                                          ------------    ------------

     United States government
        Billed                            $ 4,016,243     $ 2,418,683
        Unbilled                            3,540,162       3,801,977
                                          ------------    ------------
                                            7,556,405       6,220,660
                                          ------------    ------------
     Industrial customers and state
     and municipal governments
        Billed                             24,623,979      22,065,280
        Unbilled                            7,012,167       5,348,293
                                          ------------    ------------
                                           31,636,146      27,413,573
                                          ------------    ------------
     Less allowance for contract
     adjustments                           (3,831,668)     (3,589,893)
                                          ------------    ------------

                                          $35,360,883     $30,044,340
                                          ============    ============

     United States government receivables arise from long-term U.S. government prime contracts and subcontracts. Unbilled receivables result from revenues which have been earned, but are not billed as of period-end. The above unbilled balances are comprised of incurred costs plus fees not yet processed and billed; and differences between year-to-date provisional billings and year-to-date actual contract costs incurred and fees earned of approximately $(362,511) at January 28, 2006 and $179,000 at July 31, 2005. Management
anticipates that the January 28, 2006 unbilled receivables will be substantially billed and collected within one year. Included in the balance of receivables for industrial customers and state and municipal customers are receivables due under the contracts in Saudi Arabia and Kuwait of $10.4 million and $8.5 million at January 28, 2006 and July 31, 2005, respectively. Within the above billed balances are contractual retainages in the amount of approximately $630,000 at January 28, 2006 and $713,000 at July 31, 2005. Management anticipates that the January 28, 2006 retainage balance will be substantially collected within one year.

     Included in other accrued liabilities is an additional allowance for contract adjustments relating to potential cost disallowances on amounts billed and collected in current and prior years' projects of approximately $1.4 million at January 28, 2006 and $1.2 million at July 31, 2005. Also included in other accrued liabilities is a reclassification of billings in excess of recognized revenues of approximately $2.3 million at January 28, 2006 and $1.8 million at July 31, 2005. An allowance for contract adjustments is recorded for contract disputes and government audits when the amounts are estimatable.

     The contracts in Saudi Arabia are through the Company's majority owned (66 2/3%) subsidiary, Ecology and Environment of Saudi Arabia Co., Ltd. (EESAL). The Company has an agreement with its minority shareholder to divide any profits in EESAL from the current contracts equally, and to pay to the minority shareholder a commission of 5% of the total contract values. The commission and additional profit sharing covers on-going representation in the Kingdom, logistical support including the negotiation and procurement of Saudi national personnel, facilities, equipment, licenses, permits, and any other support deemed necessary in the implementation and performance of the Saudi contracts. As of January 28, 2006 the Company has incurred expense of $1,991,000 ($15,000 for the first six months of fiscal year 2006, $141,000 in fiscal year 2005, $944,000 in fiscal year 2004, $505,000 in fiscal year 2003 and $386,000 in fiscal year 2002 under the terms of this commission agreement).

3.   Line of Credit
     --------------

     The Company maintains an unsecured line of credit available for working capital and letters of credit of $20 million with a bank at 1/2% below the prevailing prime rate. A second line of credit has been established at another bank for up to $13.5 million exclusively for letters of credit and is renewed annually. At January 28, 2006 and July 31, 2005, respectively, the Company had letters of credit outstanding totaling $2,277,500 and $2,373,602, respectively. The Company had no outstanding borrowings for working capital at January 28, 2006 and July 31, 2005.

     The Company is in compliance with all bank loan covenants at January 28, 2006.

4.   Long-Term Debt and Capital Lease Obligations
     --------------------------------------------

     Debt inclusive of capital lease obligations at January 28, 2006 and July 31, 2005 consist of the following:

                                                      January 28,   July 31,
                                                         2006         2005
                                                      ----------   ----------
Various bank loans and advances at interest rates
  ranging from 5% to 14 1/2%                          $ 362,184    $ 508,978
Capital lease obligations at varying interest
  rates averaging 12%                                   189,401      143,146
                                                      ----------   ----------
                                                        551,585      652,124

Less:  current portion of debt                         (117,790)    (255,298)
       current portion of lease obligations             (78,326)     (68,773)
                                                      ----------   ----------

Long-term debt and capital lease obligations          $ 355,469    $ 328,053
                                                      ==========   ==========

The aggregate maturities of long-term debt and capital lease obligations at January 28, 2006 are as follows:

                                          January 28, 2006
                                          ----------------
          February 2006 - January 2007       $ 196,116
          February 2007 - January 2008         114,869
          February 2008 - January 2009          99,233
          February 2009 - January 2010          29,773
          February 2010 - January 2011          23,246
          Thereafter                            88,348
                                             ---------

                                             $ 551,585
                                             =========

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

7.   Earnings Per Share
     -------------------

     The computation of basic earnings per share reconciled to diluted earnings per share follows:


                                                     Three Months Ended                 Six Months Ended
                                                -----------------------------     -----------------------------
                                                   1/28/06         1/29/05           1/28/06         1/29/05
                                                -----------------------------     -----------------------------
Income (loss) from continuing operations
  available to common stockholders              $   656,651     $(1,730,608)      $ 1,439,746     $(1,678,748)
Loss from discontinued operations
  available to common stockholders                  (28,297)        (32,024)          (65,053)        (78,743)
                                                -----------------------------     -----------------------------
Total income (loss) available to common
  stockholders                                      628,354      (1,762,632)        1,374,693      (1,757,491)
`
Weighted-average common shares outstanding
  (basic)                                         3,982,433       3,961,308         3,982,711       3,974,395

Basic earnings (loss) per share:
  Continuing operations                         $       .16     $      (.44)      $       .36     $      (.42)
  Discontinued operations                              (.01)           (.01)             (.02)           (.02)
                                                -----------------------------    ------------------------------
  Total basic earnings (loss) per share         $       .15     $      (.45)      $       .34     $      (.44)

Incremental shares from assumed conversion
  of stock options and restricted stock
  awards                                              4,158            ---              1,544            ---
                                                -----------------------------    ------------------------------

Adjusted weighted-average common shares
  outstanding                                     3,986,591       3,961,308         3,984,255       3,974,395

Diluted earnings (loss) per share:
  Continuing operations                         $       .16     $      (.44)     $        .36     $      (.42)
  Discontinued operations                              (.01)           (.01)             (.02)           (.02)
                                                -----------------------------    ------------------------------

Total diluted earnings (loss) per share:        $       .15     $      (.45)     $        .15     $      (.44)
                                                =============================    ==============================

In accordance with FAS 128, "Earnings Per Share," potential common shares (i.e., stock options and stock awards) have not been included in the denominator of the diuluted per-share computations for the three and six months ended January 29, 2005, as inclusion of such would result in an antidilutive per-share amount since the Company had a loss from continuing operations.

8.   Segment Reporting
     -----------------

     Ecology and Environment, Inc. has three reportable segments:
consulting services, analytical laboratory services, and aquaculture. The consulting services segment provides broad based environmental services encompassing audits and impact assessments, surveys, air and water quality management, environmental engineering, environmental infrastructure planning, and industrial hygiene and occupational health studies to a world wide base of customers. The analytical laboratory provides analytical testing services to industrial and governmental clients for the analysis of waste, soil and sediment samples. The analytical segment recognized a pretax impairment loss in the amount of $2.8 million in fiscal year 2005 as a result of its decision to close its Analytical Services Center (ASC) located in Lancaster, N.Y. The fish farm located in Jordan produces tilapia fish grown in a controlled environment for markets in the Middle East. In fiscal year 2004, an impairment loss of $442,000 ($139,000 net of minority interest and tax) was recognized for the long-term assets at the Company's fish farm operations in Jordon.

     The Company evaluates segment performance and allocates resources based on operating profit before interest income/expense and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intercompany sales from the analytical services segment to the consulting segment were recorded at market selling price, intercompany profits are eliminated. The Company's reportable segments are separate and distinct business units that offer different products. Consulting services are sold on the basis of time charges while analytical services and aquaculture products are sold on the basis of product unit prices.


Reportable segments for the six months ended January 28, 2006 are as follows:

                                                                        Aquaculture
                                                                --------------------------
                                      Consulting   Analytical     Continued   Discontinued  Elimination      Total
                                      -----------  -----------  ------------  ------------  ------------  ------------
Total consolidated net revenues       $40,093,110  $        -   $    34,848   $         -   $         -   $40,127,958
                                      ===========  ===========  ============  ============  ============  ============

Depreciation expense                  $   528,519  $        -   $     6,328   $         -   $         -   $   534,847
Segment profit (loss) before income
   taxes and minority interest        $ 2,607,811  $        -   $   (39,383)  $  (111,012)  $         -   $ 2,457,416
Segment assets                        $57,970,485  $2,100,000   $   275,000   $    42,000   $         -   $60,387,485
Expenditures for long-lived
   assets, gross                      $   321,961  $        -   $         -   $         -   $         -   $   321,961


Geographic Information:

                                        Net           Long-Lived
                                    Revenues (1)    Assets - Gross
                                  ---------------   --------------
United States                       $34,968,958      $21,769,808
Foreign Countries                     5,159,000        1,770,000


(1) Net revenues are attributed to countries based on the location of the customers. Net revenues in foreign countries includes $1.2 million in Kuwait.



Reportable segments for the six months ended January 29, 2005 are as follows:

                                                                        Aquaculture
                                                                --------------------------
                                      Consulting   Analytical     Continued   Discontinued  Elimination       Total
                                      -----------  -----------  ------------  ------------  ------------   ------------
Net revenues from external
   customers                          $34,769,051  $ 1,752,635   $    50,924   $         -   $         -   $36,572,610
Intersegment net revenues                 527,711            -             -             -      (527,711)            -
                                      -----------  -----------   ------------   -----------  ------------  ------------

Total consolidated net revenues       $35,296,762  $ 1,752,635   $    50,924   $         -   $  (527,711)  $36,572,610
                                      ===========  ============  ============  ============  ============  ============

Depreciation expense                  $   599,872  $   267,950   $     6,329   $         -   $         -   $   874,151
Segment profit (loss) before income
   taxes and minority interest (2)    $   540,007  $(2,613,822)  $    (6,498)  $  (114,452)  $         -   $(2,194,765)
Segment assets                        $52,925,836  $ 5,014,000   $   170,000   $    40,000   $         -   $58,149,836
Expenditures for long-lived
   assets, gross                      $   329,747  $     4,581   $         -   $         -   $         -   $   334,328


Geographic Information:

                                        Net           Long-Lived
                                    Revenues (1)    Assets - Gross
                                  ---------------   --------------
United States                       $30,108,610      $25,656,369
Foreign Countries                     6,464,000          551,000


(1) Net revenues are attributed to countries based on the location of the customers. Net revenues in foreign countries includes $2.2 million in Saudi Arabia and $1.6 million in Kuwait.
(2) Segment loss for the Analytical segment includes a pretax impairment loss of $1.6 million in long term assets.


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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

Operating activities contributed $346,000 ($439,000 increase from continuing operations and $93,000 decrease from discontinued operations) of cash during the first six months of fiscal year 2006 compared to a source of $1.9 million of cash reported in the prior year. The increased cash flow during the first half of fiscal year 2006 was mainly attributable to changes in other current assets, accrued payroll costs and other accrued liabilities. Other current assets decreased $651,000, accrued payroll increased $1.5 million, and other accrued liabilities increased $3.0 million. Accounts receivable increased due to an increase in work volume during the first half of fiscal year 2006 as well as a temporary slow down in collections. Other non-current assets increased $1.1 million and accounts payable decreased $607,000 during the first half of fiscal year 2006. The Company purchased $322,000 of new capital equipment compared to depreciation charges of $535,000 during the first six months of fiscal year 2006.

Financing activities consumed $1.2 million in cash during the first half of fiscal year 2006. Dividends in the amount of $690,000 were paid in January 2006 due to a $.17 per share dividend approved by the Board of Directors. Long-term debt and capital lease obligations decreased $101,000 mainly due to the repayment of $134,000 in loans held by the Walsh Environmental subsidiary, Walsh Peru. Distributions of $428,000 were made to minority partners during the first six months of fiscal year 2006.

The Company maintains an unsecured line of credit of $20.0 million with a bank at 1/2% below the prevailing prime rate. A second line of credit is available at another bank for up to $13.5 million, exclusively for letters of credit. The Company has outstanding letters of credit (LOC's) at January 28, 2006 in the amount of $2.3 million. These LOC's were obtained to secure advance payments and performance guarantees for contracts in the Middle East. After LOC's, there are no outstanding borrowings under the lines of credit and there is $31.2 million of line still available at January 28, 2006. There are no significant additional working capital requirements pending at January 28, 2006. The Company believes that cash flows from operations and borrowings against the line of credit will be sufficient to cover all working capital requirements for at least the next twelve months and the foreseeable future.

Contractual Obligations
-----------------------

                                             Payments due by period
                                -------------------------------------------------------
                                              Less than     1-3        3-5    More than
Contractual Obligations            Total        1 year     years      years    5 years
---------------------------------------------------------------------------------------
Long-Term Debt Obligations      $  362,184  $  117,790  $  110,904  $ 45,142  $ 88,348
Capital Lease Obligations          189,401      78,326     103,198     7,877     ---
Operating Lease Obligations (1)  4,259,830   1,799,286   1,838,454   590,319    31,772
Other Liabilities (2)              141,343     141,343       ---       ---       ---
                                ------------------------------------------------------
     Total                      $4,952,758  $2,136,745  $2,052,556  $643,338  $120,119

(1) Represents rents for office and warehouse facilities
(2) Consists of Deferred Revenue on the Kuwait contract

Results of Operations
---------------------

Net Revenue
-----------

Fiscal Year 2006 vs 2005
------------------------

Net revenues for the second quarter of fiscal year 2006 were $19.9 million, up 14% from the $17.4 million reported in fiscal year 2005. The increase in net revenues was attributable to increased work on projects in the Gulf Coast associated with the relief efforts for hurricanes Katrina and Rita as well as an increase in work at two of the Company's subsidiaries, Walsh Environmental and E&E do Brasil. The Company reported net revenues from these Gulf Coast contracts of $3.5 million during the second quarter of fiscal year 2006.
Walsh Environmental reported net revenues of $3.4 million during the second quarter of fiscal year 2006, up 27% from the $2.6 million reported in the prior year. The increase in Walsh is due to higher revenues from its subsidiaries in Peru and Ecuador as well as Gustavson Associates. E&E do Brasil reported net revenues of $721,000 during the second quarter of fiscal year 2006, up 88% from the $383,000 reported in the prior year. Offsetting these increases were decreases in net revenues from the contracts in Saudi Arabia and Kuwait. These contracts in the Middle East decreased $1.2 million or 57%. The contracts in Saudi Arabia are 100% complete and the contracts in Kuwait are approaching completion. Net revenues decreased $642,000 during the second quarter of fiscal year 2006 due to the completion of both the Company's Superfund Technical Assessment and Response Team (START) contract in EPA Region III in June 2005 and EPA Region X in December 2005.
The remaining START contract in EPA Region IX was scheduled to end in December 2005, however the EPA extended work through the middle of April 2006. New START contracts in EPA Regions IX and X were rebid in September 2005. The Company was awarded the new START contract in EPA Region X in December 2005. If all of the option years are exercised, the new START contract could total $49 million over seven years. However, the Company was notified in February 2006 that it was unsuccessful in winning the new START contract in EPA
Region IX. The START Region IX contract contributed net revenues of $1.8 million during the first six months of fiscal year 2005 and $4.4 million in fiscal year 2005. The Company closed its Analytical Services Center in Lancaster, N.Y. during the second quarter of the fiscal year 2005. As a result, ASC net revenues decreased $867,000 during the second quarter of fiscal year 2006.

Fiscal Year 2005 vs 2004
------------------------

Net revenues for the second quarter of fiscal year 2005 were $17.4 million, down 17% from the $21.0 million reported in the second quarter of fiscal year 2004. Decreased net revenues from the Company's contracts in Saudi Arabia and Kuwait accounted for the majority of this reduction. Net revenues decreased $4.3 million or 70% due to winding down activity on these contracts.
Percentage of completion on contracts in the Middle East range from 85% to 94% and it is anticipated that most of the contracts will be substantially completed by the end of fiscal year 2005. Net revenues from commercial clients increased $860,000 or 43% from the $2.0 million reported in the second quarter of fiscal year 2004. Net revenues from state clients increased $416,000 or 13% from the $3.3 million reported in the second quarter of fiscal year 2004. Net revenues from Department of Defense (DOD) clients decreased $606,000 or 21% from the $2.9 million reported in the second quarter of fiscal year 2004. The decrease in DOD net revenues is attributable to reduced work levels on various United States Army Corps of Engineers (USACE) contracts. Walsh Environmental reported net revenues of $2.6 million for the second quarter of fiscal year 2005, an increase of $885,000 from the $1.7 million reported in the second quarter of fiscal year 2004. The majority of this increase was due to the consolidation of Gustavson Associates, acquired by Walsh Environmental during the fourth quarter of fiscal year 2004. Gustavson Associates reported net revenues of $447,000 during the second quarter of fiscal year 2005.

Income From Continuing Operations Before Income Taxes and Minority Interest
---------------------------------------------------------------------------

Fiscal Year 2006 vs 2005
------------------------

The Company's income from continuing operations before income taxes and minority interest for the second quarter of fiscal year 2006 was $1.1 million, compared to the $2.4 million loss reported in the second quarter of the prior year. This increase was due mainly to increased utilization and the closing and impairment of the Analytical Services Center (ASC) in January 2005. The increase in utilization is mainly attributable an increase in work performed on contracts associated with the relief efforts for hurricanes Katrina and Rita. Work on these contracts is scheduled to continue at a reduced rate through the end of April 2006. Though this will curtail the hurricane response effort, new issues may arise due to damage to wetlands and other coastal area impacts. The Company is aggressively marketing these opportunities. With net revenues and utilization increasing during the quarter, management continued to control indirect costs and maintain them at a level consistent with the second quarter of fiscal year 2005. The Company's decision to close the ASC resulted in a total net loss of $1.6 million or $.39 per share in the second quarter of fiscal year 2005.

Fiscal Year 2005 vs 2004
------------------------

The Company's loss from continuing operations before income taxes and minority interest for the second quarter of fiscal year 2005 was $2.4 million, down from the $1.9 million of income reported in the second quarter of the prior year. This decrease was mainly attributable to reduced net revenues during the second quarter of fiscal year 2005 along with the Company's decision to close its Analytical Services Center (ASC) in Lancaster, N.Y. which resulted in a pretax impairment loss of $1.6 million. This impairment was recognized on the value of the facility as well as the analytical equipment used therein. The impairment was precipitated by the Company's decision to close the operation rather than to sustain further losses while attempting to sell the segment as an on-going business. Continued losses incurred in this segment as a result of market price deterioration and a reduced emphasis by the Federal government on analytical laboratory testing were the basis for this decision. The ASC reported an operating loss of $614,000 for the second quarter of fiscal year 2005. Remaining backlog was completed and testing at the ASC ceased as of February 18, 2005. The majority of the staff was laid off as of that date. Severance costs and other miscellaneous closing costs are estimated to be in the range of $100,000-$200,000 and were expensed as incurred. Administrative and indirect costs increased $729,000 or 14% during the second quarter of fiscal year 2005. This increase was attributable to reduced staff utilization, $152,000 increase in expenses from E & E do Brasil due to a larger office space and administrative staff, consolidation of Gustavson Associates to Walsh Environmental, and the Company's on-going compliance work in connection with the requirements of the Sarbanes-Oxley Act. The Company incurred approximately $100,000 in costs associated with the compliance work for the Sarbanes-Oxley Act during the second quarter of fiscal year 2005. Gustavson Associates, acquired by Walsh Environmental in May of fiscal year 2004, reported $144,000 in administrative and indirect costs during the quarter.

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

American Jobs Creation Act of 2004
----------------------------------

In October 2004, Congress passed, and the President signed into law, the American Jobs Creation Act of 2004 (the "Act"). Some key provisions of the act affecting the Company are the repeal of the United States export tax incentive known as the extraterritorial income exclusion (EIE) and the implementation of a domestic manufacturing deduction. The EIE is phased out over the calendar years 2005 and 2006 with an exemption for binding contracts with unrelated persons entered into before September 18, 2003. These phase-out provisions will allow the Company to maintain an EIE deduction of an undeterminable amount through fiscal year 2007. The
Company believes that it will accrue some benefits from the domestic manufacturing deduction, although such benefits are not expected to be material. The domestic manufacturing deduction will be phased in over a six-year period beginning with the Company's fiscal year 2005. The Company has completed its evaluation of the repatriation provisions under the Act and has determined that no dividends will be repatriated under the terms of the Act.

Recent Accounting Pronouncements
--------------------------------

The Company adopted FAS 123(R), Share-Based Payment, effective August 1, 2005. The Statement requires companies to expense the value of employee stock options and similar awards. Under FAS 123(R), SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. The unearned stock compensation balance of $158,993 as of July 31, 2005, which was accounted for under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), was reclassified into additional paid-in-capital upon adoption of SFAS 123(R). The impact on the Company's financial statements was not material.

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

During the second quarter of fiscal year 2005, the Company formed three new subsidiaries as well as a new joint venture. These entities were formed for the purpose of obtaining future work for the Company in the Middle East, Russia, and the State of California. The new entities are as follows: MiddleEast Environmental Consultants, LLC (MEC); E & E International, LLC; E & E Environmental Services, LLC; and E & E Ward
BMS Consulting Association (Joint Venture). As of January 28, 2006, only MEC and E & E Ward BMS Consulting Association were operational.

In June 2005, the Company signed an agreement to sell its 50% ownership in Beijing YiYi Ecology and Environment Engineering Co., LTD to an existing partner for $240,000. This transaction resulted in a loss of $72,000 and was recorded in the accompanying results of operations for fiscal year 2005.

During fiscal year 2005, members of Walsh Unit Holders LLC exercised their options to purchase an additional 1,146 shares of Walsh Environmental Scientists and Engineers, LLC at a cost of $30,360. This caused the E&E, Inc. ownership percentage in this company to drop by 1.7%. There are no additional purchase options outstanding as they expired on June 30, 2005. This caused a reduction in the ownership percentage of E&E, Inc. from 60% to 58.3%.

Inflation
---------

Inflation has not had a material impact on the Company's business because a significant amount of the Company's contracts are either cost based or contain commercial rates for services that are adjusted annually.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

The Company may have exposure to market risk for change in interest rates, primarily related to its investments. The Company does not have any derivative financial instruments included in its investments. The Company invests only in instruments that meet high credit quality standards. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limited default risk, market risk and reinvestment risk. As of January 28, 2006, the Company's investments consisted of short-term commercial paper and mutual funds. The Company does not expect any material loss with respect to its investments.

The Company is currently documenting, evaluating, and testing its internal controls in order to allow management to report on and attest to, and its independent public accounting firm to attest to, the Company's internal controls as of July 31, 2007, as required by Section 404 of the Sarbanes-
Oxley Act. The Company devoted substantial time and expense to this endeavor during fiscal year 2005 and expects to spend additional management time on this in fiscal year 2006 and 2007. If weaknesses in our existing information and control systems are discovered that impede our ability to satisfy Sarbanes-Oxley reporting requirements, the Company must successfully and timely implement improvements to those systems. There is no assurance that the Company will be able to meet these requirements.

Item 4.  Controls and Procedures
         -----------------------

Company management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 28, 2006. In designing and evaluating the Company's disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that, as of October 29, 2005, the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to its chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms. There have been no significant changes in internal controls over financial reporting during the period covered by this report.


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

ITEM 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

     (e) Purchased Equity Securities. The following table summarizes the Company's purchases of its common stock during the quarter ended January 28, 2006:

                                                       Total
                                                       Number
                                                     of Shares     Maximum Number
                                                     Purchased     of Shares that
                                         Average     as Part of      May Yet Be
                             Total        Price       Publicly       Purchased
                            Number        Paid       Announced       Under the
                           of Shares      Per         Plans or        Plans or
     Period                Purchased     Shares     Programs (1)      Programs
--------------------       ---------     ------     ------------   --------------
December 2005                 500         $8.00          500           16,534
                           ---------     ------     ------------   --------------
                              500         $8.00          500           16,534
Total                      =========     ======     ============   ==============


(1) The Company purchased 500 shares of its Class A common stock during the second quarter of its fiscal year ended July 31, 2006, pursuant to a 200,000 share repurchase program approved at the October 26, 2000 Board of Directors meeting. Purchases were made in open-market transactions.


ITEM 3.  Defaults Upon Senior Securities
         -------------------------------

     The Registrant has no information for Item 3 that is required to be presented.

ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     (a) The Annual Meeting of Shareholders of the Registrant was held on January 19, 2006.

     (b) At such meeting, the following persons were elected as directors by the holders of Class A Common Stock: Timothy Butler and Ross M. Cellino; and the following directors by the holders of Class B Common Stock: Gerhard J. Neumaier, Ronald L. Frank, Frank B. Silvestro, Gerald A. Strobel, Gerard A. Gallagher, Jr. and Harvey J. Gross.

     (c)  With respect to each Director nominee, the following votes were cast:

          (i)  Class A Directors

                                              For       Withheld      Abstain
                                           ---------    --------      -------
               Ross M. Cellino             1,897,121     238,637        -0-
               Timothy Butler              2,125,260      10,498        -0-

         (ii)  Class B Directors

                                              For       Withheld      Abstain
                                           ---------    --------      -------
               Gerhard J. Neumaier         1,340,107       -0-          -0-
               Ronald L. Frank             1,340,107       -0-          -0-
               Frank B. Silvestro          1,340,107       -0-          -0-
               Gerald A. Strobel           1,340,107       -0-          -0-
               Gerard A. Gallagher, Jr.    1,340,107       -0-          -0-
               Harvey J. Gross             1,340,107       -0-          -0-


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

     (b) Registrant did not file a Form 8-K during the second quarter ended January 28, 2006.

                               SIGNATURE
                               ---------

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ECOLOGY AND ENVIRONMENT, INC.

Dated:  March 14, 2006               /s/ RONALD L. FRANK
                                     ---------------------------------------
                                     RONALD L. FRANK
                                     EXECUTIVE VICE PRESIDENT, SECRETARY,
                                     TREASURER AND CHIEF FINANCIAL OFFICER -
                                     PRINCIPAL FINANCIAL OFFICER