Form 10-Q
period 2006-04-29
ECOLOGY & ENVIRONMENT INC
filed 2006-06-13
CIK 809933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended April 29, 2006

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to __________

Commission File Number 1-9065

ECOLOGY AND ENVIRONMENT, INC.
(Exact name of registrant as specified in its charter)

New York	16-0971022
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

368 Pleasant View Drive
Lancaster, New York	14086-1397
(Address of principal executive offices)	(Zip code)

(716) 684-8060
(Registrant's telephone number, including area code)

NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐   No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

At June 1, 2006, 2,435,392 shares of Registrant's Class A Common Stock (par value $.01) and 1,624,080 shares of Class B Common Stock (par value $.01) were outstanding.

PART 1 - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Ecology and Environment, Inc
Consolidated Balance Sheet

	April 29,	July 31,
Assets	2006	2005

Current assets:
Cash and cash equivalents	$5,674,001	$7,872,116
Investment securities available for sale	96,651	120,533
Contract receivables, net	38,785,539	30,044,340
Deferred income taxes	5,017,546	5,016,908
Other current assets	1,372,234	2,005,426
Assets of discontinued operations held for sale	39,607	26,821

Total current assets	50,985,578	45,086,144

Property, building and equipment, net	7,684,220	7,967,883
Deferred income taxes	1,044,524	1,044,524
Other assets	3,189,723	1,878,984

Total assets	$62,904,045	$55,977,535

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$7,204,336	$5,979,588
Accrued payroll costs	4,714,266	3,837,435
Income taxes payable	559,092	36,122
Deferred revenue	-	231,611
Current portion of long-term debt and capital lease obligations	377,093	324,071
Other accrued liabilities	9,947,298	6,673,337
Liabilities of discontinued operations held for sale	282,507	290,950

Total current liabilities	23,084,592	17,373,114

Long-term debt and capital lease obligations	367,043	328,053
Minority interest	1,766,085	1,992,544
Commitments and contingencies (see note #9)	-	-

Shareholders' equity:
Preferred stock, par value $.01 per share;
authorized - 2,000,000 shares; no shares
issued	-	-
Class A common stock, par value $.01 per
share; authorized - 6,000,000 shares;
issued - 2,518,774 and 2,514,235 shares	25,188	25,143
Class B common stock, par value $.01 per
share; authorized - 10,000,000 shares;
issued - 1,665,965 and 1,669,304 shares	16,660	16,693
Capital in excess of par value	17,548,811	17,622,172
Retained earnings	23,305,651	22,002,059
Accumulated other comprehensive income	(2,201,532)	(2,236,051)
Unearned compensation, net of tax	-	(158,993)
Treasury stock - Class A common, 96,974 and 94,235
shares; Class B common, 26,259 and 26,259 shares, at cost	(1,008,453)	(987,199)

Total shareholders' equity	37,686,325	36,283,824

Total liabilities and shareholders' equity	$62,904,045	$55,977,535

The accompanying notes are an integral part of these financial statements.

Ecology and Environment, Inc.
Consolidated Statement of Income
Unaudited

	Three months ended		Year to Date
	April 29,	April 30,	April 29,	April 30,
	2006	2005	2006	2005

Gross revenues	$27,153,721	$23,716,507	$74,707,610	$67,604,433
Less: direct subcontract costs	5,900,725	4,680,029	13,326,656	11,995,345

Net revenues	21,252,996	19,036,478	61,380,954	55,609,088

Cost of professional services and
other direct operating expenses	10,582,374	9,689,987	30,962,510	28,547,747

Gross profit	10,670,622	9,346,491	30,418,444	27,061,341
Administrative and indirect operating
expenses	6,740,731	6,744,119	18,896,937	18,797,565
Marketing and related costs	2,294,086	2,544,595	6,471,080	7,467,177
Depreciation	270,961	315,151	805,808	1,189,302
Long-lived asset impairment loss	-	1,106,972	-	2,750,972

Income (loss) from operations	1,364,844	(1,364,346)	4,244,619	(3,143,675)
Interest expense	(19,980)	(16,210)	(80,656)	(87,006)
Interest income	37,106	9,982	134,510	32,295
Other expense	(63,787)	(171,318)	(423,242)	(431,367)
Net foreign currency exchange gain	14,659	29,652	26,039	37,200

Income (loss) from continuing operations before income
taxes and minority interest	1,332,842	(1,512,240)	3,901,270	(3,592,553)
Total income tax provision (benefit)	583,498	(1,237,302)	1,600,658	(1,998,595)

Net income (loss) from continuing operations
before minority interest	749,344	(274,938)	2,300,612	(1,593,958)
Minority interest	(101,599)	(42,272)	(213,121)	(402,000)

Net income (loss) from continuing operations	647,745	(317,210)	2,087,491	(1,995,958)
Loss from discontinued operations	(54,140)	(55,710)	(165,152)	(170,162)
Income tax benefit on loss from discontinued operations	25,717	26,570	71,676	62,279

Net income (loss)	$619,322	$(346,350)	$1,994,015	$(2,103,841)

Net income (loss) per common share: basic
Continuing operations	$0.16	$(0.08)	$0.52	$(0.50)
Discontinued operations	(0.01)	(0.01)	(0.02)	(0.03)
Net income (loss) per common share: basic	$0.15	$(0.09)	$0.50	$(0.53)

Net income (loss) per common share: diluted
Continuing operations	$0.16	$(0.08)	$0.52	$(0.50)
Discontinued operations	(0.01)	(0.01)	(0.02)	(0.03)
Net income (loss) per common share: diluted	$0.15	$(0.09)	$0.50	$(0.53)

Weighted average common shares outstanding: basic	3,981,680	3,956,246	3,982,212	3,968,250

Weighted average common shares outstanding: diluted	3,993,065	3,956,246	3,987,249	3,968,250

The accompanying notes are an integral part of these financial statements.

Ecology and Environment, Inc
Consolidated Statement of Cash Flows
Unaudited

	Nine months ended
	April 29,	April 30,
	2006	2005

Cash flows from operating activities:
Net income (loss)	$1,994,015	$(2,103,841)
Net loss from discontinued operations, net of tax	(93,476)	(107,883)
Income (loss) from continuing operations	2,087,491	(1,995,958)
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Impairment of long-lived assets	-	2,750,972
Depreciation	805,808	1,189,302
Amortization	76,868	129,686
(Gain) or loss on disposition of property and equipment	(5,570)	6,259
Minority interest	443,832	592,895
Provision for contract adjustments	647,713	144,255
(Increase) decrease in:
- contracts receivable, net	(9,394,915)	1,622,623
- other current assets	633,192	401,384
- income taxes receivable	-	(1,293,527)
- other non-current assets	(1,310,739)	77,474
Increase (decrease) in:
- accounts payable	1,224,748	(2,260,941)
- accrued payroll costs	876,831	(1,061,947)
- income taxes payable	522,970	(363,114)
- deferred revenue	(231,611)	(850,074)
- other accrued liabilities	3,273,961	1,639,080

Net cash provided by (used in) operating activities	(349,421)	728,369
Net cash used in discontinued operating activities	(114,705)	(112,036)

Cash flows provided by (used in) investing activities:
Purchase of property, building and equipment	(527,715)	(108,669)
Proceeds from maturity of investments	24,750	-
Payment for the purchase of bond	(2,463)	(2,311)

Net cash used in investing activities	(505,428)	(110,980)

Cash flows provided by (used in) financing activities:
Dividends paid	(690,423)	(693,374)
Proceeds from debt	384,232	309,774
Repayment of debt	(292,220)	(367,404)
Distributions to minority partners	(670,291)	(109,970)
Net proceeds from issuance of common stock	8,700	1,812
Purchase of treasury stock	(4,035)	(513,276)

Net cash used in financing activities	(1,264,037)	(1,372,438)

Effect of exchange rate changes on cash and cash equivalents	35,476	(97,456)

Net decrease in cash and cash equivalents	(2,198,115)	(964,541)
Cash and cash equivalents at beginning of period	7,872,116	4,240,333

Cash and cash equivalents at end of period	$5,674,001	$3,275,792

The accompanying notes are an integral part of these financial statements.

Ecology and Environment, Inc
Consolidated Statement of Changes in Shareholders' Equity

							Accumulated
	Common Stock				Capital in		Other
	Class A		Class B		Excess of	Retained	Comprehensive	Unearned	Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Par Value	earnings	Income	Compensation	Shares	Amount	Income

Balance at July 31, 2004	2,501,985	$25,021	1,681,304	$16,813	$17,592,444	$24,972,691	$(2,336,723)	$(193,282)	87,749	$(694,121)	$2,176,424

Net loss	-	-	-	-	-	(1,586,540)	-	-	-	-	(1,586,540)
Foreign currency translation reserve	-	-	-	-	-	-	100,725	-	-	-	100,725
Cash dividends paid ($.34 per share)	-	-	-	-	-	(1,384,092)	-	-	-	-	-
Unrealized investment gain, net	-	-	-	-	-	-	(53)	-	-	-	(53)
Conversion of common stock - B to A	12,000	120	(12,000)	(120)	-	-	-	-	-	-	-
Repurchase of Class A common stock	-	-	-	-	-	-	-	-	62,500	(530,057)	-
Stock options exercised	250	2	-	-	1,810	-	-	-	-	-	-
Issuance of stock under stock award plan, net	-	-	-	-	38,230	-	-	(134,971)	(33,531)	265,230	-
Amortization, net of tax	-	-	-	-	-	-	-	164,717	-	-	-
Forfeitures	-	-	-	-	(10,312)	-	-	4,543	3,776	(28,251)	-

Balance at July 31, 2005	2,514,235	$25,143	1,669,304	$16,693	$17,622,172	$22,002,059	$(2,236,051)	$(158,993)	120,494	$(987,199)	$(1,485,868)

Net income	-	-	-	-	-	1,994,015	-	-	-	-	1,994,015
Reclassification due to adoption of FAS 123R	-	-	-	-	(158,993)	-	-	158,993	-	-	-
Foreign currency translation reserve	-	-	-	-	-	-	35,476	-	-	-	35,476
Cash dividends paid ($.17 per share)	-	-	-	-	-	(690,423)	-	-	-	-	-
Unrealized investment gain, net	-	-	-	-	-	-	(957)	-	-	-	(957)
Conversion of common stock - B to A	3,339	33	(3,339)	(33)	-	-	-	-	-	-	-
Repurchase of Class A common stock	-	-	-	-	-	-	-	-	500	(4,035)	-
Stock options exercised	1,200	12	-	-	8,688	-	-	-	-	-	-
Amortization, net of tax	-	-	-	-	76,944	-	-	-	-	-	-
Other	-	-	-	-	-	-	-	-	2,239	(17,219)	-

Balance at April 29, 2006	2,518,774	$25,188	1,665,965	$16,660	$17,548,811	$23,305,651	$(2,201,532)	$-	123,233	$(1,008,453)	$2,028,534

Ecology And Environment, Inc.
Notes To Consolidated Financial Statements

Summary of Operations and Basis of Presentation

The consolidated financial statements included herein have been prepared by Ecology and Environment, Inc., ("E & E" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Although E & E believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. Therefore, these financial statements should be read in conjunction with the financial statements and the notes thereto included in E & E's 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the nine months ended April 29, 2006 are not necessarily indicative of the results for any subsequent period or the entire fiscal year ending July 31, 2006.

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

For purposes of the consolidated statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. Cash paid for interest was approximately $81,000 and $87,000 for the first nine months of fiscal year 2006 and 2005, respectively. Cash paid (net refund received) for income taxes was approximately $681,000 and ($441,000) for the first nine months of fiscal year 2006 and 2005, respectively.

j.	Adoption of FASB 123(R)

The Company adopted FAS 123(R), Share-Based Payment (SBP), effective August 1, 2005. The Statement requires companies to expense the value of employee stock options and similar awards. Under FAS 123(R), SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. The unearned stock compensation balance of $158,993 as of July 31, 2005, which was accounted for under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), was reclassified into additional paid-in-capital upon adoption of SFAS 123(R). The impact on the Company's financial statements was not material.

k.	Reclassifications

Certain prior year amounts were reclassified to conform to the 2006 financial statement presentation.

2.	Contract Receivables, net

	April 29, 2006	July 31, 2005

United States government -
Billed	$2,207,671	$2,418,683
Unbilled	7,084,547	3,801,977
	9,292,218	6,220,660

Industrial customers and state and municipal governments -
Billed	26,954,034	22,065,280
Unbilled	6,576,893	5,348,293
	33,530,927	27,413,573

Less allowance for contract adjustments	(4,037,606)	(3,589,893

	$38,785,539	$30,044,340

United States government receivables arise from long-term U.S. government prime contracts and subcontracts. Unbilled receivables result from revenues which have been earned, but are not billed as of period-end. The above unbilled balances are comprised of incurred costs plus fees not yet processed and billed; and differences between year-to-date provisional billings and year-to-date actual contract costs incurred and fees earned of approximately $(649,000) at April 29, 2006 and $179,000 at July 31, 2005. Management anticipates that the April 29, 2006 unbilled receivables will be substantially billed and collected within one year. Included in the balance of receivables for industrial customers and state and municipal customers are receivables due under the contracts in Saudi Arabia and Kuwait of $11.1 million and $8.5 million at April 29, 2006 and July 31, 2005, respectively. Within the above billed balances are contractual retainages in the amount of approximately $702,000 at April 29, 2006 and $713,000 at July 31, 2005. Management anticipates that the April 29, 2006 retainage balance will be substantially collected within one year.

Included in other accrued liabilities is an additional allowance for contract adjustments relating to potential cost disallowances on amounts billed and collected in current and prior years' projects of approximately $1.4 million at April 29, 2006 and $1.2 million at July 31, 2005. Also included in other accrued liabilities is a reclassification of billings in excess of recognized revenues of approximately $2.3 million at April 29, 2006 and $1.8 million at July 31, 2005. An allowance for contract adjustments is recorded for contract disputes and government audits when the amounts are estimatable.

The contracts in Saudi Arabia are through the Company's majority owned (66 2/3%) subsidiary, Ecology and Environment of Saudi Arabia Co., Ltd. (EESAL). The Company has an agreement with its minority shareholder to divide any profits in EESAL from the current contracts equally, and to pay to the minority shareholder a commission of 5% of the total contract values. The commission and additional profit sharing covers on-going representation in the Kingdom, logistical support including the negotiation and procurement of Saudi national personnel, facilities, equipment, licenses, permits, and any other support deemed necessary in the implementation and performance of the Saudi contracts. As of April 29, 2006 the Company has incurred expense of $1,991,000 ($15,000 for the first nine months of fiscal year 2006, $141,000 in fiscal year 2005, $944,000 in fiscal year 2004, $505,000 in fiscal year 2003 and $386,000 in fiscal year 2002 under the terms of this commission agreement).

3.	Line of Credit

The Company maintains an unsecured line of credit available for working capital and letters of credit of $20 million with a bank at 1/2% below the prevailing prime rate. A second line of credit has been established at another bank for up to $13.5 million exclusively for letters of credit and is renewed annually. At April 29, 2006 and July 31, 2005, respectively, the Company had letters of credit outstanding totaling $1,843,330 and $2,373,602, respectively. The Company had no outstanding borrowings for working capital at April 29, 2006 and July 31, 2005.

The Company is in compliance with all bank loan covenants at April 29, 2006.

4.	Long-Term Debt and Capital Lease Obligations

Debt inclusive of capital lease obligations at April 29, 2006 and July 31, 2005 consists of the following:

	April 29, 2006	July 31, 2005

Various bank loans and advances at interest rates ranging from 6% to 14%	$535,155	$508,978
Capital lease obligations at varying interest rates ranging from 7½% to 14%	208,981	143,146
	744,136	652,124

Less: current portion of debt	(296,833)	(255,298)
current portion of lease obligations	(80,260)	(68,773)

Long-term debt and capital lease obligations	$367,043	$328,053

The aggregate maturities of long-term debt and capital lease obligations at April 29, 2006 are as follows:

April 29, 2006

May 2006 - April 2007	$377,093
May 2007 - April 2008	124,788
May 2008 - April 2009	101,455
May 2009 - April 2010	34,887
May 2010 - April 2011	23,597
Thereafter	82,316
$744,136

5.	Stock Award Plan

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

7.	Earnings Per Share

The computation of basic earnings per share reconciled to diluted earnings per share follows:

	Three Months Ended		Nine Months Ended
	4/29/06	4/30/05	4/29/06	4/30/05

Income (loss) from continuing operations available to common stockholders	$647,745	$(317,210)	$2,087,491	$(1,995,958)
Loss from discontinued operations available to common stockholders	(28,423)	(29,140)	(93,476)	(107,883)

Total income (loss) available to common stockholders	619,322	(346,350)	1,994,015	(2,103,841)

Weighted-average common shares outstanding (basic)	3,981,680	3,956,246	3,982,212	3,968,250

Basic earnings per share:
Continuing operations	$.16	$(.08)	$.52	$(.50)
Discontinued operations	(.01)	(.01)	(.02)	(.03)

Total basic earnings per share	$.15	$(.09)	$.50	$(.53)

Incremental shares from assumed conversions of stock options and restricted stock awards	11,385	---	5,037	---

Adjusted weighted-average common shares outstanding	3,993,065	3,956,246	3,987,249	3,968,250

Diluted earnings per share:
Continuing operations	$.16	$(.08)	$.52	$(.50)
Discontinued operations	(.01)	(.01)	(.02)	(.03)

Total diluted earnings per share	$.15	$(.09)	$.50	$(.53)

In accordance with FAS 128, "Earnings Per Share," potential common shares (i.e., stock options and stock awards) have not been included in the denominator of the diuluted per-share computations for the three and nine months ended April 30, 2005, as inclusion of such would result in an antidilutive per-share amount since the Company had a loss from continuing operations.

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

Reportable segments for the nine months ended April 29, 2006 are as follows:

				Aquaculture
	Consulting	Analytical		Continued		Discontinued		Elimination		Total

Total consolidated net revenues	$61,342,514	$	---		$38,440	$	---	$	---	$61,380,954

Depreciation expense	$796,316	$	---		$9,492	$	---	$	---	$805,808
Segment profit (loss) before income taxes and minority interest	$3,998,203	$	---		$(96,933)		$(165,152)	$	---	$3,736,118
Segment assets	$60,547,045		$2,100,000		$217,000		$40,000	$	---	$62,904,045
Expenditures for long-lived assets	$527,715	$	---	$	---	$	---	$	---	$527,715

Geographic Information:
	Net Revenues (1)		Long-Lived Assets -Gross

United States	$52,046,954		$21,906,368
Foreign Countries	9,334,000		1,740,000

(1) Net revenue are attributed to countries based on the location of the customers. Net revenues in foreign countries includes  $1.8 million in Kuwait.

Reportable segments for the nine months ended April 30, 2005 are as follows:

				Aquaculture
	Consulting	Analytical		Continued		Discontinued		Elimination		Total

Net revenues from external customers (1)	$53,527,152		$2,006,586		$75,350	$	---	$	---	$55,609,088
Intersegment net revenues	668,663		---		---		---		(668,663)	---

Total consolidated net revenues	$54,195,815		$2,006,586		$75,350	$	---		$(668,663)	$55,609,088

Depreciation expense	$867,273		$312,536		$9,493	$	---	$	---	$1,189,302
Segment profit (loss) before income taxes and minority interest (3)	$252,358		$(3,817,360)		$(27,551)		($170,162)	$	---	$(3,762,715)
Segment assets	$54,360,297		$2,100,000		$295,000		$65,000	$	---	$56,820,297
Expenditures for long-lived assets	755,498	$	---	$	---	$	---	$	---	$755,498

Geographic Information:
	Net Revenues (1) (2)		Long-Lived Assets - Gross

United States	$45,632,088		$22,543,676
Foreign Countries	9,977,000		597,000

(1) Net revenues of $25,896 from discontinued operations were excluded from this table.
(2)	Net revenues are attributed to countries based on the location of the customers. Net revenues in foreign countries includes $2.2 million in Saudi Arabia and $1.6 million in Kuwait.
(3) Segment loss for the Analytical segment includes a pretax impairment loss of $2.8 million in long term assets.

9.	Commitments and Contingencies

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

On or about October 28, 2005 several Plaintiffs filed an action in District Court in the City and County of Boulder, Colorado, Case No. 05 CV 1008, against three named Defendants, one of which is Walsh Environmental Scientists & Engineers, LLC (Walsh). Walsh is a majority-owned subsidiary of the Company. The Company is not named as a Defendant. The Plaintiffs' Complaint alleges claims of negligence, breach of contract and trespass for unspecified damages against the Defendants resulting from a forest fire that ignited from a fallen power line during a wind storm that took place in Boulder County, Colorado in October 2003. Walsh's legal counsel has received other communication from the Plaintiffs' attorneys, which indicates that Plaintiffs may be seeking damages, in the aggregate, in excess of $17,000,000.  The Company's liability insurance extends to its subsidiaries. Walsh believes the claims asserted against it are without merit and intends to vigorously defend this lawsuit.

The Company is involved in other litigation arising in the normal course of business. In the opinion of management, any adverse outcome to other litigation arising in the normal course of business would not have a material impact on the financial results of the Company.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Operating activities consumed $349,000 of cash during the first nine months of fiscal year 2006 compared to providing $728,000 of cash reported in the prior year. The decreased cash flow was mainly attributable to a $9.7 million increase in accounts receivable due to an increase in work volume during the first nine months of fiscal year 2006 as well as a temporary slow down in collections. Other non-current assets increased $1.3 million and accounts payable increased $1.2 million during the first nine months of fiscal year 2006.

Other current assets, accrued payroll costs and other accrued liabilities all contributed as sources of cash during the first nine months of fiscal year 2006. Other current assets decreased $633,000, accrued payroll increased $877,000, and other accrued liabilities increased $3.3 million.  The increase in other accrued liabilities was mainly due to additional subcontractor costs received on the Company's contract in Kuwait.  The Company purchased $528,000 of new capital equipment compared to depreciation charges of $806,000 during the first nine months of fiscal year 2006.

Financing activities consumed $1.3 million in cash during the first nine months of fiscal year 2006. Dividends in the amount of $690,000 were paid in January 2006 due to a $.17 per share dividend approved by the Board of Directors. The Company reported $670,000 in distributions to minority partners during the first nine months of fiscal year 2006. Long-term debt and capital lease obligations increased $92,000 mainly due to an additional $181,000 in loans held by the Walsh Environmental subsidiary, Walsh Peru.

The Company maintains an unsecured line of credit of $20.0 million with a bank at ½% below the prevailing prime rate. A second line of credit is available at another bank for up to $13.5 million, exclusively for letters of credit. The Company has outstanding letters of credit (LOC’s) at April 29, 2006 in the amount of $1.8 million. These LOC’s were obtained to secure advance payments and performance guarantees for contracts in the Middle East. After LOC’s, there are no outstanding borrowings under the lines of credit and there is $31.7 million of line still available at April 29, 2006. There are no significant additional working capital requirements pending at April 29, 2006. The Company believes that cash flows from operations and borrowings against the line of credit will be sufficient to cover all working capital requirements for at least the next twelve months and the foreseeable future.

Contractual Obligations

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$535,155	$296,833	$110,183	$45,823	$82,316
Capital Lease Obligations	208,981	80,260	116,060	12,661	---
Operating Lease Obligations (1)	5,905,800	1,913,901	2,315,188	1,253,364	423,347
Total	$6,649,936	$2,290,994	$2,541,431	$1,311,848	$505,663

(1) Represents rents for office and warehouse facilities

Results of Operations

Net Revenue

Fiscal Year 2006 vs 2005

Net revenues for the third quarter of fiscal year 2006 were $21.3 million, up 12% from the $19.0 million reported in fiscal year 2005. The increase in net revenues is attributable to work performed on contracts associated with the relief efforts for hurricanes Katrina and Rita. These contracts contributed $3.1 million in net revenues during the third quarter of fiscal year 2006. Net revenues from commercial clients were $3.5 million during the third quarter of fiscal year 2006, an increase of $1.8 million from the third quarter of the prior year. The increase in commercial net revenues is attributable to increased activity on our energy related contracts.  The energy markets should continue to expand for the Company.  Walsh Environmental reported net revenues of $3.7 million during the third quarter of fiscal year 2006, up 23% from the $3.0 million reported in the prior year. The increase in Walsh is due to higher revenues from its subsidiaries in Peru and Ecuador as well as Gustavson Associates. Offsetting these increases were decreases in net revenues from the contracts in Saudi Arabia and Kuwait. These contracts in the Middle East decreased $1.2 million or 69%. The contracts in Saudi Arabia are 100% complete and the contracts in Kuwait are approaching completion. Net revenues attributable to the Company’s Superfund Technical Assessment and Response Team (START) contracts decreased $900,000 during the third quarter of fiscal year 2006. This decrease was due to the completion of the contracts in EPA Region III in June 2005 and EPA Region IX in December 2005. An extension was exercised on the EPA Region IX contract extending work through the middle of April 2006, however at a significantly reduced level.

Fiscal Year 2005 vs 2004

Net revenues for the third quarter of fiscal year 2005 were $19.0 million, down 23% from the $24.7 million reported in the third quarter of fiscal year 2004. Decreased net revenues from the Company’s contracts in Saudi Arabia and Kuwait accounted for the majority of this reduction. Net revenues from those contracts decreased $6.2 million or 79% due to these contracts approaching completion. Percentage of completion on contracts in the Middle East range from 88% to 100% and it was anticipated that most of the contracts would be substantially completed by the end of fiscal year 2005. Net revenues from Department of Defense (DOD) clients decreased $1.1 million or 32% from the $3.2 million reported in the third quarter of fiscal year 2004. The decrease in DOD net revenues was attributable to reduced work levels on various United States Army Corps of Engineers (USACE) contracts. Net revenues from the ASC decreased $700,000 as all remaining backlog was completed by the end of February. E&E do Brasil, one of the Company’s subsidiaries, reported an increase of 236% or $500,000 in net revenues for the third quarter of fiscal year 2005.

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

Income From Continuing Operations Before Income Taxes and Minority Interest

Fiscal Year 2006 vs 2005

The Company’s income from continuing operations before income taxes and minority interest for the third quarter of fiscal year 2006 was $1.3 million, compared to the $1.5 million loss reported in the third quarter of the prior year. This increase was mainly due to increased utilization of staff and an additional impairment of the Analytical Services Center (ASC) in April 2005. The increase in utilization is mainly attributable an increase in work performed on contracts associated with the relief efforts for hurricanes Katrina and Rita. As of the end of the third quarter, the Company has completed the majority of the work on these contracts. The remaining work should be completed during the fourth quarter of fiscal year 2006. The Company continues to aggressively market new opportunities in this region that may arise due to damage to wetlands and other coastal area impacts. Management has continued to control indirect costs and maintain them at a level below that of the third quarter of fiscal year 2005. Indirect costs for the third quarter of fiscal year 2006 were $9.0 million, a decrease of $254,000 from the third quarter of the prior year. The Company recorded an additional $1.1 million pretax impairment loss on the ASC during the third quarter of fiscal year 2005.

Fiscal Year 2005 vs 2004

The Company’s loss from continuing operations before income taxes and minority interest for the third quarter of fiscal year 2005 was $1.5 million down from the $1.7 million of income reported in the third quarter of the prior year. The decrease was due to the impairment loss, reduced net revenues, increased administrative and indirect costs, and a $200,000 gain from the sale of investment securities that the Company recorded during the third quarter of the prior year. Administrative and indirect costs increased $339,000 or 5% during the third quarter of fiscal year 2005. This increase was attributable to reduced staff utilization, consolidation of Gustavson Associates to Walsh Environmental, and the Company’s on-going compliance work in connection with the requirements of the Sarbanes-Oxley Act. The Company incurred approximately $47,000 in costs associated with the compliance work for the Sarbanes-Oxley Act during the third quarter of fiscal year 2005 and $266,000 fiscal year 2005 to date.

Impairment Losses

In January 2005, the Company recognized a $1.6 million impairment loss as a result of its decision to close the ASC. At that time, the impairment of the land and buildings was determined based on the results of an independent appraisal and the equipment values were determined by equipment offers the Company had received. The impairment was precipitated by the Company’s decision to close the operation rather than to sustain further losses while attempting to sell the segment as an on-going business. Continued losses incurred in this segment as a result of market price deterioration and a reduced emphasis by the Federal government on analytical laboratory testing was the basis for this decision. In April 2005, the company recorded an additional impairment loss on its remaining ASC land and building assets in the amount of $1.2 million. This was the result of meetings with various commercial brokers that provided the Company with additional information on current market conditions affecting the value of the real estate. The reduced valuation is based on the likelihood that the facility will not be sold to an existing laboratory or research company, but will rather be sold as combination office and warehouse space. The testing equipment was sold during the third quarter. Although all business operations have ceased, the total ASC impairment losses are shown in the accompanying financial statements as from “continuing operations” due to the uncertainty that the assets can be sold within one year under current market conditions.

Income Taxes

The effective tax rate for the nine months ending April 2006 has increased from 35% for the prior year to 43%.  This increase is due mainly to the phase-out of the Extra Territorial Income Exclusion deduction available to the Company on its foreign based work and the reduction in work performed this year on the contracts in the Middle East.

The Company’s tax benefit related to continuing operations for the nine months ended April 30, 2005 in the amount of $591,572 reflects an additional benefit of $536,000 as a result of a change in its estimated reserves for income tax audits. These reserves were re-evaluated and a downward adjustment was made to accommodate the close-out of Internal Revenue service audits of the Company’s fiscal years 2002 and 2003 as reported to the Company in early May 2005.

American Jobs Creation Act of 2004

In October 2004, Congress passed, and the President signed into law, the American Jobs Creation Act of 2004 (the “Act”). Some key provisions of the act affecting the Company are the repeal of the United States export tax incentive known as the extraterritorial income exclusion (EIE) and the implementation of a domestic manufacturing deduction. The EIE is phased out over the calendar years 2005 and 2006 with an exemption for binding contracts with unrelated persons entered into before September 18, 2003. These phase-out provisions will allow the Company to maintain an EIE deduction of an undeterminable amount through fiscal year 2007. The Company believes that it will accrue some benefits from the domestic manufacturing deduction, although such benefits are not expected to be material. The domestic manufacturing deduction will be phased in over a six-year period beginning with the Company’s fiscal year 2005. The Company is currently reviewing the repatriation provisions under the Act and has determined that at least $42,000 will be repatriated under the terms of the Act during the fourth quarter of fiscal year 2006.

Recent Accounting Pronouncements

The Company adopted FAS 123(R), Share-Based Payment (SBP), effective August 1, 2005.  The Statement requires companies to expense the value of employee stock options and similar awards. Under FAS 123(R), SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest.  Compensation cost for awards that vest would not be reversed if the awards expire without being exercised.  The Company adopted FAS 123(R) effective August 1, 2005. The unearned stock compensation balance of $158,993 as of July 31, 2005, which was accounted for under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), was reclassified into additional paid-in-capital upon adoption of SFAS 123(R). The impact on the Company’s financial statements was not material.

Critical Accounting Policies and Use of Estimates

Management's discussion and analysis of financial condition and results of operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts, inventories, income taxes, impairment of long-lived assets and contingencies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following accounting policies involve its more significant judgments and estimates used in the preparation of its consolidated financial statements. The Company maintains reserves for cost disallowances on its cost based contracts as a result of government audits. The Company recently settled fiscal years 1990 thru 1994 for amounts within the anticipated range. However, final rates have not been negotiated under these audits since 1994. The Company has estimated its exposure based on completed audits, historical experience and discussions with the government auditors. The Company recorded an impairment loss on its shrimp farm operation in fiscal year 2003 and on its Analytical Services Center in fiscal year 2005. An estimate of the fair value of its assets was made based on external appraisals of the land and buildings and internal estimates of the realizable value of the equipment. The Company recorded an impairment loss on its fish farm operations in Jordan in fiscal year 2004. An impairment was necessary due to the uncertainty that the farm’s estimated future net cash flows would be sufficient to recover the carrying value of its long-lived assets. If these estimates or their related assumptions change, the Company may be required to record additional impairment losses or additional charges for disallowed costs on its government contracts.

Changes in Corporate Entities

On January 8, 2004 the Company entered into an agreement to grant a forty-eight percent stake in its Brazilian subsidiary, Ecology and Environment do Brasil, Ltda. (a limited partnership), to three new partners. The new partners are responsible for the in-country marketing and operations of the subsidiary. Any previous earnings, assets and liabilities remained with Ecology and Environment, Inc. The new partners have contributed their business contacts and staff from their old firm. The Company has provided an $80,000 capital contribution to move the office operations from Sao Paulo to Rio de Janeiro. Rio de Janeiro is where the Company believes it will have a more strategic location to market its target clients. During fiscal year 2005, two of the local partners entered into an agreement to purchase the other local partner’s shares. This purchase was completed in fiscal year 2006 and had no significant impact to the operations of the Brazilian subsidiary.

During the second quarter of fiscal year 2005, the Company formed three new subsidiaries as well as a new joint venture. These entities were formed for the purpose of obtaining future work for the Company in the Middle East, Russia, and the State of California. The new entities are as follows: MiddleEast Environmental Consultants, LLC (MEC); E & E International, LLC; E & E Environmental Services, LLC; and E & E Ward BMS Consulting Association (Joint Venture). As of April 29, 2006, only MEC and E&E Ward BMS Consulting Association were operational.

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

The Company may have exposure to market risk for change in interest rates, primarily related to its investments. The Company does not have any derivative financial instruments included in its investments. The Company invests only in instruments that meet high credit quality standards. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limited default risk, market risk and reinvestment risk. As of April 29, 2006, the Company’s investments consisted of short-term commercial paper and mutual funds. The Company does not expect any material loss with respect to its investments.

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

Company management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 29, 2006. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of April 29, 2006, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to its chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. There have been no significant changes in internal controls over financial reporting during the period covered by this report.

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

On or about October 28, 2005 several Plaintiffs filed an action in District Court in the City and County of Boulder, Colorado, Case No. 05 CV 1008, against three named Defendants, one of which is Walsh Environmental Scientists & Engineers, LLC (Walsh). Walsh is a majority-owned subsidiary of the Company. The Company is not named as a Defendant. The Plaintiffs' Complaint alleges claims of negligence, breach of contract and trespass for unspecified damages against the Defendants resulting from a forest fire that ignited from a fallen power line during a wind storm that took place in Boulder County, Colorado in October 2003. Walsh's legal counsel has received other communication from the Plaintiffs' attorneys, which indicates that Plaintiffs may be seeking damages, in the aggregate, in excess of $17,000,000.  The Company's liability insurance extends to its subsidiaries. Walsh believes the claims asserted against it are without merit and intends to vigorously defend this lawsuit.

The Company is involved in other litigation arising in the normal course of business. In the opinion of management, any adverse outcome to other litigation arising in the normal course of business would not have a material impact on the financial results of the Company.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

(e) Purchased Equity Securities. The following table summarizes the Company's purchases of its common stock during the quarter ended April 29, 2006:

	Total Number of Shares Purchased	Average Price Paid Per Shares	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Total	---	---	---	16,534

(1)
The Company did not purchase any shares of its Class A common stock during the third quarter of its fiscal year ended July 31, 2006, pursuant to a 200,000 share repurchase program approved at the October 26, 2000 Board of Directors meeting. All purchases are made in open-market transactions.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

The Registrant has no information for Item 3 that is required to be presented.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Registrant has no information for Item 4 that is required to be presented.

ITEM 5.	OTHER INFORMATION

The Registrant has no information for Item 5 that is required to be presented.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	- 31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
- 31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
- 32.1 Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
- 32.2 Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Registrant did not file a Form 8-K during the third quarter ended April 29, 2006.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECOLOGY AND ENVIRONMENT, INC.

Date: June 13, 2006	By:	/s/ Ronald L. Frank

Title: Executive Vice President, Secretary, Treasurer and Chief Financial Officer - Principal Financial Officer