Form 10-K
period 2006-07-31
ECOLOGY & ENVIRONMENT INC
filed 2006-10-30
CIK 809933

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended July 31, 2006

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to __________

Commission File Number 1-9065

ECOLOGY AND ENVIRONMENT, INC.
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	16-0971022 (IRS Employer Identification Number)

368 Pleasant View Drive, Lancaster, NY (Address of principal executive offices)	14086-1397 (Zip code)

716/684-8060 (Registrant's telephone number, including area code)
Securities Registered Pursuant to Section 12(b) of the Act:
Title of each class Class A Common Stock par value $.01 per share	Name of each exchange on which registered American Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:

None (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2). (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

Exhibit Index on Page [ ]

The aggregate market value of the Class A Common Stock held by non-affiliates as of January 28, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter) was $21,776,209. This amount is based on the closing price of the registrant’s Class A Common Stock on the American Stock Exchange for that date. Shares of Class A Common Stock held by the executive officers and directors of the registrant and by the registrant’s Defined Contribution Plan are not included in this computation.

As of September 30, 2006, 2,427,463 shares of the registrant's Class A Common Stock, $.01 par value (the "Class A Common Stock") were outstanding, and 1,623,914 shares of the registrant's Class B Common Stock, $.01 par value ("Class B Common Stock") were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Registration Statement on Form S-1, as amended by Amendment Nos. 1 and 2 (Registration No. 33-11543) as well as portions of the Company's Form 10-K for fiscal years ended July 31, 2003 and 2004 are incorporated by reference in Part IV of this Form 10-K

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

START Contracts

In December 2000, the United States Environmental Protection Agency ("EPA") awarded the Company three (3) regional Superfund Technical Assessment and Response Teams ("START") contracts to provide technical expertise in support of its hazardous waste spill response, removal and prevention programs in the eastern and western United States. These contracts had a term of five years and were a combination of fixed price and cost plus fixed fee contracts. One of the contracts was extended to cover minor additional wrap up work through October 2006. The total value of the three contracts including all options was approximately $89 million. As of July 31, 2006 the Company had realized net revenues under these contracts of $ 52.2 million.

In December 2005, the EPA awarded the Company a contract known as START III to provide continuing support to the EPA Region 10. This is a combination time and materials/cost plus contract with a base term of three years plus options for an additional four years. Total maximum value is $49 million over the seven years. As of July 31, 2006 the Company has recognized net revenues of $1.9 million under this contract. This contract contains termination provisions under which the EPA may, without penalty, terminate the contract upon written notice to the Company. In the event of termination, the Company would be paid only termination costs in accordance with the contract. The Company has never had a contract terminated by the EPA.

Saudi Arabia/Kuwait Contracts

The Company has provided assistance to the Kingdom of Saudi Arabia and the State of Kuwait since 1995 in support of environmental damage claims filed by these countries with the United Nations Compensation Commission (UNCC) resulting from Iraqi aggression during the 1991 Gulf War. On October 30, 2001, the Company through its majority-owned Saudi subsidiary secured a significant expansion of an existing contract with Saudi Arabia (2001 Oversight Contract) and through a majority-owned domestic subsidiary entered into three new contracts with Kuwait. The contract for work with Saudi Arabia provided for the oversight and supervision of the implementation of monitoring and assessment studies to determine the extent of damage to marine, coastal and terrestrial resources. The contracts for work with Kuwait provided for conducting terrestrial and coastal monitoring and assessment studies as well as the establishment and operation of an environmental laboratory in Kuwait. The 2001 Oversight Contract with Saudi Arabia was a time and materials contract for approximately $22.8 million of net revenue and covered a 30 month period ended April 30, 2004. The three fixed price contracts with Kuwait are for a period of five years and total approximately $29 million of expected net revenues. However, the laboratory fixed price contract in Kuwait contained a time and materials portion that could yield an additional $4.0 million of net revenue. On September 21, 2002, the Company's majority-owned Saudi subsidiary secured a second contract in Saudi Arabia. This contract was a $19.0 million fixed price agreement for a five-year period with the Kingdom of Saudi Arabia for the Implementation of the Public Health Claim Studies. These studies supported the Kingdom's claims to be filed with the UNCC. In June 2004, EEI signed an additional contract with the Kingdom of Saudi Arabia in the amount of $2.4 million for fifth installment preplanning work, bringing the total contract work in Saudi Arabia to a total of $44.2 million of expected revenues ($41.4 of net revenues). The Company, as of July 31, 2006, has completed the work in Saudi Arabia and recognized net aggregate revenues of approximately $39.0 million. The contracts in Kuwait are substantially complete with only minor amounts of laboratory work continuing through December 2006. The Company has recognized net revenues of $31.0 million as of July 31, 2006 on the Kuwait contracts. The contracts in Saudi Arabia were performed through the Company's majority owned (66 2/3%) subsidiary Ecology and Environment of Saudi Arabia Co., LTD. (EESAL). The Company has an agreement with the other minority shareholder of EESAL to divide any profits in EESAL from the current contracts equally, and to pay to the minority shareholder a commission of 5% of the total contract values. The commission and additional profit sharing covers representation in the Kingdom, logistical support including the negotiation and procurement of Saudi national personnel, facilities, equipment, licenses, permits, and any other support deemed necessary in the implementation and performance of the Saudi contracts. As of July 31, 2006 the Company had incurred expense of

$1,991,000 ($15,000 in fiscal year 2006, $141,000 in fiscal year 2005, $944,000 in fiscal year 2004, $505,000 in fiscal year 2003 and $386,000 in fiscal year 2002) under the terms of this commission agreement.

Task Order Contracts

The Company has numerous task order contracts with state and federal governmental agencies which contain indefinite order quantities and/or option periods ranging from two to ten years. The maximum potential gross revenues included in these contracts is approximately $136.0 million. Work done under task orders run the full range of services provided by EEI.

Environmental Consulting Services

The Company’s staff is comprised of individuals with advanced degrees representing over 75 scientific and engineering disciplines including engineers; geologists, hydrologists, and other physical scientists; and specialists in the life, health, and social sciences who work together as multidisciplinary teams to provide innovative, turnkey solutions to both real and perceived environmental problems. The Company has rendered consulting services to commercial and government clients in a variety of service sectors, such as the following:

Homeland Protection / Emergency Planning and Response

Around the world, recent events involving terrorism and bioterrorism have raised the concern for public health and safety as well as environmental protection. EEI specializes in providing logistical support, emergency response/ management services, and comprehensive planning and preparedness assistance to both governmental and private-industry clients. In providing these multifaceted services, we develop a full understanding of the local vulnerabilities/ hazards, the in-place resources/assets to address those hazards, and the thoroughness and shortcomings of existing emergency management plans—all in the context of applicable state and federal laws and regulations. We draw upon our comprehensive understanding of and real-life experience using guidelines such as the National Response Plan (NRP), National Incident Management System (NIMS), Homeland Security Exercise and Evaluation Program (HSEEP), and Hospital Emergency Incident Command System (HEICS) to support businesses, state government agencies, and communities in their emergency planning/preparedness and response activities.

EEI provides homeland protection services support to businesses and state, county, and municipal governments in all phases of incident management, including preparedness, mitigation, response, and recovery.

For the past 30 years, EEI has assisted its clients in preparing for potential disasters, both man-made and natural. The Company has assessed potential threats, evaluated resources, developed response plans, trained personnel and conducted exercises. In addition, the Company has responded to thousands of emergencies and has monitored and has managed the restoration of the environment after incidents. In the aftermath of Hurricane Katrina, EEI mobilized nearly 40 personnel to support EPA Region 6 by providing quick-reaction, on-site hazardous waste management in severely damaged Plaquemines, Grand Isle, and Lafourche/Terrebonne Parishes, Louisiana. EEI provided services totaling over $11.6 million in fiscal year 2006 under four hurricane-related task orders including: the identification, classification, inventory, and disposal of household hazardous waste (HHW); the retrieval and recovery of orphaned drums/containers that contain HHW or electronic waste (EW); development of a database required to track orphan container recovery; and the restoration of wetlands in eight coastal Parishes of Louisiana, including the minimization of impacts during the retrieval of waste.

Since 1972, we have been participating in area contingency planning; developing emergency response and business continuity plans; and conducting training and exercises for government agencies and private clients. EEI has in-depth knowledge of public health and emergency response planning, full-time staff of health scientists and medical professionals with an understanding of the risks and implications of a pandemic influenza and the requirements for mass prophylaxis; and current and relevant experience in successfully preparing planning docu-ments and conducting tabletop, functional, and full-scale exercises, in-cluding several with mass prophylaxis and pandemic influenza scenarios for clients in New York, Louisiana, Oregon, and Missouri.

Energy

In the United States and throughout the world, the siting and permitting process for the energy industry is becoming increasingly complex. With both the monetary and environmental costs of energy becoming increasingly more expensive, EEI is working with clients to promote clean energy technologies and safely bring electricity, oil, and gas to communities. To keep pace with increased energy needs, as well as provide needed backup to the aging power grids, EEI supports its energy-industry clients in conducting environmental impact assessments, feasibility studies, siting analyses, permitting, and due diligence audits. Our business is focused on supporting wind, integrated gasification combined cycle (IGCC), and electric power transmission; liquefied natural gas (LNG) terminal construction; and pipeline expansion and integrity studies.

•	Wind

EEI provides strategic consulting to wind energy developers to help cost-effectively meet the tight schedules mandated by tax credit legislation, renewable energy portfolio standards, and other economic incentives. The Company’s direct experience with wind energy development from initial siting studies through construction and mitigation monitoring of completed wind energy projects, allows us to anticipate potential project delays and resolve issues to keep projects on schedule. EEI has collectively worked on more than 30 major wind energy projects in the United States.

•	Liquefied Natural Gas (LNG)

The increased domestic demand for clean burning natural gas combined with acceleration of worldwide development of stranded gas reserves, has increased the need for new and expanded LNG export and import facilities. Project developers rely on EEI for essential environmental support services, because of the Company’s extensive experience in managing environmental impact assessments and addressing key siting, environmental permitting, engineering, safety, and regulatory elements associated with planning, design and operation of LNG liquefaction and regasification facilities.

•	Pipelines

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

Environmental Assessments and Planning

In response to requirements of the National Environmental Policy Act (NEPA) and other state environmental laws, EEI has provided environmental evaluation services to both the government and the private sector for more than 30 years. As part of the environmental evaluation process, EEI assists clients in evaluating and developing methods to avoid or mitigate the potential environmental impacts of a proposed project and to help ensure that the project complies with regulatory requirements. We emphasize providing useful, decision-oriented information to our clients. EEI recognizes that Environmental Assessments (EA)/Environmental Impact Statements (EIS) are intended to be more than disclosure documents or paper exercises: they are decision-making-tools to help both the environmental and engineering project managers implement better on-the-ground decisions. EISs often include air and water quality analysis, terrestrial and aquatic biological surveys, threatened and endangered species surveys and wetland delineations, social economic studies, transportation analyses and land use planning.

Natural Resource Management/Restoration

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

Green Programs

EEI offers environmental sustainability services, also known as “green programs,” to assist entities wishing to increase eco-efficiency or reduce their operating costs through reductions in energy and natural resource use as well as air quality improvement and traffic reduction.

•
Green Ride. is EEI’s , Web-based application designed to reduce automobile dependency and promote the use of alternative transportation. This program was developed by EEI to encourage individuals to ride with others in an effort to help preserve air quality, decrease traffic congestion, and conserve fuel. GreenRide helps users find carpool partners by searching for individuals who live near users and have similar travel schedules and needs. It uses the latest in ESRI GIS technology to “geo” code carpoolers’ home and destination locations. GreenRide is applicable to daily commuters, as well as to those who are making longer, less frequent trips, such as to vacation destinations.

Green Buildings. Understanding and applying environmental-sustainability concepts can be challenging in office buildings. Saving energy and natural resources has emerged as a critical issue from the standpoint of controlling operational costs, as well as maintaining a positive public image. To help meet these challenges, EEI has an in-place program to develop practical methods for incorporating sustainable practices into daily office operations. Using EEI’s Green Office Program, managers can track progress, show results by reducing energy usage and solid waste, improve indoor air quality and landscape ecology, and develop programs for composting/recycling and transportation. The Green Office Program is designed for buildings that create $500,000 to $10,000,000 or more a year in energy and environmentally related costs. The program will typically save 10% to 30% or more on energy and environmental costs of an office building. These savings will more than pay for the cost of the program and have a positive effect on the environment.

•
Green Campus. EEI’s Green Campus programs provide a practical solution for colleges and universities, commercial buildings, hospitals, hotels, schools, and school districts to address their environmental sustainability issues in a manner that is specific to their own operations.

International

EEI has over 20 years experience in international work. The Company now has partners in over 30 countries and has completed over 15,000 major environmental assignments in over 67 countries worldwide. Assignments completed are in fields such as environmental assessment; management and financial planning; institutional strengthening and standards development; water supply and development; wastewater treatment; and solid waste project construction supervision. The Company also has extensive experience working with environmental development contracts funded by international lending institutions. For the fiscal years ending July 31, 2006, 2005 and 2004 the net aggregate revenues from international work amounted to $12.4 million, $13.4 million and $33.7 million, respectively.

Hazardous Material Services

•
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

•
Field Investigation. The Company's field investigation services primarily involve the development of work plans, health and safety plans, and quality assurance and quality control plans to govern and conduct such field investigations to define the nature and extent of contaminants at a site.

•
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

Analytical Laboratory Services

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

Segment Reporting

The Company has three reportable segments: consulting services, analytical laboratory services, and aquaculture. Refer to the Company's financial statements for fiscal year 2006 contained in Item 8 hereof for additional pertinent information on the Company's segments.

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

•	The National Environmental Policy Act ("NEPA")

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

•	The Comprehensive Environmental Response, Compensation, And Liability Act Of 1980, As Amended ("CERCLA", "Superfund" or the "Superfund Act")

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

•	The Resource Conservation And Recovery Act Of 1976 ("RCRA")

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

•	Toxic Substance Control Act Of 1976 ("TSCA")

TSCA authorizes the EPA to gather information on the risks posed to public health and the environment by chemicals and to regulate the manufacturing, use and disposal of chemical substances. The 1986 amendments to TSCA and its implementing regulations require school systems to inspect their buildings for asbestos, determine where asbestos containing materials pose hazards to humans and abate those hazards. Regarding PCBs specifically, amendments to TSCA regulations dated December 21, 1989 established comprehensive record keeping requirements for persons engaged in PCB transportation, storage and disposal activities. Amendments added regulatory provisions authorizing certain uses of PCBs; specifying additional alternatives for the cleanup and disposal of PCBs; establishing procedures for determining PCB concentration; establishing standards and procedures for decontamination; and updating several marking, record keeping, and reporting requirements. The Company's principal work under TSCA involves field sampling, site reconnaissance, development of remedial programs and supervision of construction activities at sites involving PCB contamination.

•	Clean Air Act

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

•	Safe Drinking Water And Clean Water Acts ("SDWA")

The SDWA of 1996 and regulatory changes under the Clean Water Act (CWA) work together in order to ensure that the public is provided with safe drinking and recreational waters by utilizing watershed approaches and applying similar principles (Total Maximum Daily Load, National Pollution Discharge Elimination System, Source Water Assessment Program, Storm Water Program). Thus, they supplement and help one another more effectively reach each other's goals. The Company assists public and private clients in developing and establishing pollution prevention programs, assisting clients in monitoring ground, waste and stormwater systems, and helping clients with water permitting and compliance issues.

•	Other

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

Backlog

The Company's firm backlog of uncompleted projects and maximum potential gross revenues from indefinite task order contracts, at July 31, 2006 and 2005 were as follows:

	(Millions of $)
	Fiscal 2006	Fiscal 2005

Total firm backlog	$48.3	$43.2
Anticipated completion of firm backlog in next twelve months	24.1	33.5
Maximum potential gross revenues from task order contracts	136.0	141.6

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

Employees

As of July 31, 2006, the Company, including subsidiaries, had approximately 801 employees. The majority of the employees hold bachelor's degrees and/or advanced degrees in such areas as chemical, civil, mechanical, sanitary, soil, structural and transportation engineering, biology, geology, hydrogeology, ecology, urban and regional planning and oceanography. The Company's ability to remain competitive will depend largely upon its ability to recruit and retain qualified personnel. None of the Company's employees are represented by a labor organization and employee relations are good.

Item 1A.	Risk Factors

In addition to other information referenced in this report, the Company is subject to a number of specific risks outlined below. If any of these events occur, the Company's business, financial condition, profitability and the market price of its Class A Common Stock could be materially affected.

Changes in environmental laws and regulations could reduce demand for the Company’s services.

Most of the Company’s business is driven by laws and regulations related to the protection of the environment. Any relaxation or repeal of these laws, or changes in governmental policies regarding the funding or enforcement of these laws, would have an adverse impact on the Company’s revenues. Also, reduced spending by governments may increase competition within our industry which may directly affect future revenue and profits.

As a government contractor, the Company is subject to a number of procurement laws and regulations, as well as government agency audits. Any violation of these laws could result in economic harm to the Company’s operations.

The Company must comply with federal, state, and foreign laws relating to the procurement and administration of government contracts.  Such laws include the FAR, the Truth in Negotiations Act (TINA), the Cost Accounting Standards (CAS), and the Service Contract Act (SCA). These laws impact how the Company does business with government clients and can increase the cost of doing business. Government agencies such as the Environmental Protection Agency Office of Inspector General, as well as numerous state agencies routinely audit government contractors and their performance under specific contracts to determine if a contractor’s cost structure is compliant with applicable laws and regulations. They may question the incurrence of certain costs based on the FAR and CAS and disallow those costs on their contracts.  These audits may occur several years after payment for services has been received. Historically, the Company has been able to successfully defend against the disallowance of any significant costs. However, there is no assurance that future audits will not result in the material disallowances for costs incurred in the future. Such material disallowances could negatively affect revenue, profits and cash flow.

The Company depends on federal, state and foreign government work for a significant portion of its revenues. The Company’s inability to win or renew government contracts during procurement cycles could significantly reduce Company profits.

Revenues from all government contracts (federal, state and municipal) represented over 60 % of total net revenues for fiscal years 2004 through 2006. Consequently, an inability to win or renew government contracts would adversely affect operations and significantly reduce profits. Government contracts are typically awarded through a highly regulated procurement process.  In addition, some government contracts are awarded to multiple competitors, causing increased competition and downward pricing pressure. This may lead to increased pressure to control costs. If the Company cannot reduce or control costs on these contracts, losses may occur.

The Company must be able to accurately estimate and control contract costs to prevent losses on contracts.

The Company must control direct contract costs in order to maintain positive profit margins. There are three basic types of contracts with the Company’s clients: cost plus, fixed price, and time and materials. Under cost plus contracts, which may be subject to various types of ceilings, the Company is reimbursed for allowable costs plus a negotiated profit. If costs exceed ceilings or are otherwise deemed unallowable under provisions of the contract or regulations, the Company will not be reimbursed for all of its costs. Under fixed price contracts, the Company is paid a fixed price regardless of the actual costs incurred. Consequently, a profit is realized on fixed price contracts only if the Company is able to control costs and avoid overruns. Under time and material contracts, the Company is paid for its direct labor hours at fixed rates plus reimbursement of allocable other direct costs. Profitability on contracts is dependant on a consistently high utilization of staff and the Company’s ability to control its overhead costs.

A failure to attract and retain key employees could impair the Company’s ability to provide quality service to clients.

The Company provides professional and technical services and is dependant on its ability to attract, retain and train its professional employees to conduct its business and perform its obligations to insure success. It may be difficult to attract and retain qualified expertise within timeframes demanded by clients. Senior managements’ experience is essential to the success of any company and our ability to retain such talent is crucial to the profitability of the Company. Further, the loss of key management personnel could adversely affect the Company's ability to develop and pursue its business strategies.

Actual results could differ from the estimates and assumptions used to prepare financial statements, which may reduce or eliminate profits.

To prepare financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions as of the date of the financial statements, which affect the reported values of assets and liabilities and revenues and expenses and disclosures of contingent assets and liabilities. Areas requiring significant estimates by management include:

-	the application of the percentage of completion method of accounting and revenue recognition on contracts
-	provisions for uncollectible receivables and contract reserves
-	provisions for income taxes and related valuation reserves
-	accruals for estimated liabilities, including litigation reserves

The use of percentage of completion method of accounting could result in a reduction or reversal of previously recorded revenues and profits.

A portion of the Company’s revenues and profits are measured and recognized using the percentage of completion method of accounting which is discussed further in Note 2 of the Consolidated Financial Statements. The use of this method results in the recognition of revenues and profits ratably over the life of a contract. The effect of revisions to revenues and estimated costs is recorded when the amounts are known or can be reasonably estimated. Such revisions could occur in any period and their effects could be material. Although the Company has historically been able to make reasonably accurate estimates of work progress, the uncertainties inherent in the estimating process make it possible for actual costs to vary from estimates in a material amount, including reductions or reversals of previously recorded revenues and profits.

International operations are subject to a number of risks.

The Company has operations in more than 30 countries around the world and has derived approximately 15%, 18% and 38% of its net revenues from international operations for the fiscal years 2006, 2005 and 2004, respectively. International operations are subject to a number of risks, including:

-	greater risk of uncollectible accounts and longer collection cycles;
-	currency fluctuations;
-	logistical and communication challenges;
-	exposure to liability under the Foreign Corrupt Practices Act;
-	lack of developed legal systems to enforce contractual rights;
-	general economic and political conditions in foreign markets;
-	civil disturbance, unrest or violence;
-	general difficulties in staffing international operations with highly professional personnel.

These and other risks associated with international operations could harm our overall operations and significantly reduce our future revenues.

Failure to complete a project timely or failure to meet a required performance standard on a project could cause the Company to incur a loss which may affect overall profitability.

Completion dates and performance standards may be important requirements to a client on a given project. If the Company is unable to complete a project within specified deadlines or fails to meet performance criteria set forth by a client, additional costs may be incurred by the Company or the client may hold the Company responsible for costs they incur to rectify the problem. The uncertainty involved in the timing of certain projects could also negatively affect the Company’s staff utilization, causing a drop in efficiency and reduced profits.

The Company's services could expose it to significant liability not covered by insurance.

The services provided by the Company expose it to significant risks of professional and other liabilities. In addition, the Company sometimes assumes liability by contract under indemnification provisions. We are unable to predict the total amount of such potential liabilities. The Company has obtained insurance to cover potential risks and liabilities. However, insurance may be inadequate or unavailable in the future to protect the Company for such liabilities and risks.

Management's voting rights could block or discourage a change in control.

The current senior officers of the Company own in excess of 70% of the Class B Common Stock which has one vote per share while the Class A Common Stock has one-tenth of a vote per share. Therefore, current management could block a change in control. This ability could adversely affect the value of the Class A Common Stock.

Item 1B.	Unresolved Staff Comments

None to report.

Item 2.	Properties

The Company's headquarters (60,000 square feet) is located in Lancaster, New York, a suburb of Buffalo. The Company's warehouse facility and its former laboratory in Lancaster, New York consists of two buildings totaling approximately 35,000 square feet (see Analytical Laboratory Services section of Item 1, Business). This facility is currently held for sale. The Company also leases office and storage facilities at twenty-five (25) regional offices in the United States. The Company's subsidiaries also own the shrimp and fish farms described in the Aquaculture section of Item 1, Business. The shrimp farm property in Costa Rica is currently held for sale.

Item 3. Legal Proceedings

From time to time, the Company is named defendant in legal actions arising out of the normal course of business. The Company is not a party to any pending legal proceeding the resolution of which the management of the Company believes will have a material adverse effect on the Company’s results of operations or financial condition or to any other pending legal proceedings other than ordinary, routine litigation incidental to its business. The Company maintains liability insurance against risks arising out of the normal course of business.

On January 8, 2005 Othman Al-Rashed and Kuwaiti Engineering Group (KEG) filed a lawsuit in New York State Supreme Court, County of New York, as Plaintiffs, against the Consortium of International Consultants, LLC (CIC) and Safege Consulting Engineers (Safege) as Defendants which legal proceeding was described in Part II, Item 1, Legal Proceedings of the Company’s Quarterly Report for the quarterly period ended April 30, 2005 on Form 10-Q. The Plaintiff served an Amended Complaint on the Defendants in July 2005. CIC is a majority-owned subsidiary of the Company, which entered into a multi-year monitoring and assessment contract in Kuwait (the Project). As a result of the amended complaint, the Company is not named as a defendant in the lawsuit and CIC is only named as a nominal party against which the Plaintiffs are not seeking relief. The Amended Complaint alleges claims against Defendant Safege in connection with the Project and seeks damages of $5,000,000 for a breach of contract claim and a further claim by KEG against Safege for $10,000,000 of punitive damages. The Company believes that the claims in this lawsuit are either without merit or are the sole responsibility of Safege.

On or about October 28, 2005 several Plaintiffs filed an action in District Court in the City and County of Boulder, Colorado, Case No. 05 CV 1008, against three named Defendants, one of which is Walsh Environmental Scientists & Engineers, LLC (Walsh). Walsh is a majority-owned subsidiary of the Company. The Company is not named as a Defendant. The Plaintiff’s Complaint alleges claims of negligence, breach of contract and trespass for unspecified damages against the Defendants resulting from a forest fire that ignited from a fallen power line during a wind storm that took place in Boulder County, Colorado in October 2003. Walsh’s legal counsel has received other communication from the Plaintiff’s attorneys, which indicates that Plaintiffs may be seeking damages, in the aggregate, in excess of $17,000,000. The Company’s liability insurance extends to its subsidiaries. Walsh believes the claims asserted against it are without merit and intends to vigorously defend this lawsuit.

The Company is involved in other litigation arising in the normal course of business. In the opinion of management, any adverse outcome to other litigation arising in the normal course of business would not have a material impact on the financial results of the Company.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Principal Market or Markets. The Company's Class A Common Stock is traded on the American Stock Exchange. There is no separate market for the Company's Class B Common Stock.

The following table represents the range of high and low prices of the Company's Class A Common Stock as reported by the American Stock Exchange for the periods indicated.

FISCAL 2006

	High	Low

First Quarter (commencing August 1, 2005 - October 29, 2005)	$9.03	$6.75
Second Quarter (commencing October 30, 2005 - January 28, 2006)	9.49	7.70
Third Quarter (commencing January 29, 2006 - April 29, 2006)	10.88	9.35
Fourth Quarter (commencing April 30, 2006 - July 31, 2006)	10.85	9.75

FISCAL 2005

	High	Low

First Quarter (commencing August 1, 2004 - October 30, 2004)	9.75	8.80
Second Quarter (commencing October 31, 2004 - January 29, 2005)	9.00	7.65
Third Quarter (commencing January 30, 2005 - April 30, 2005)	8.00	6.00
Fourth Quarter (commencing May 1, 2005 - July 31, 2005)	7.00	6.22

Approximate Number of Holders of Class A Common Stock. As of September 30, 2006, 2,427,463 shares of the Company's Class A Common Stock were outstanding and the number of holders of record of the Company's Class A Common Stock at that date was 397. The Company estimates that it has a significantly greater number of Class A Common Stock shareholders because a substantial number of the Company's shares are held in street name. As of the same date, there were 1,623,914 shares of the Company's Class B Common Stock outstanding and the number of holders of record of the Class B Common Stock at that date was 60.

Dividends. In the fiscal years ended July 31, 2006 and 2005 the Company declared and paid two cash dividends totaling $.35 and $.34 per year respectively, per share of common stock. The amount, if any, of future dividends remains within the discretion of the Company's Board of Directors and will depend upon the Company's future earnings, financial condition and requirements and other factors as determined by the Board of Directors.

The Company's Certificate of Incorporation provides that any cash or property dividend paid on Class A Common Stock must be at least equal to the cash or property dividend paid on Class B Common Stock on a per share basis.

Equity Compensation Plan Information as of July 31, 2006:
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights.	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by securities holders:
- 1986 Incentive Stock Option Plan	---	---	----
- 2003 Stock Award Plan	---	---	118,674

Equity compensation plans not approved by securities holders:
- 1998 Stock Award Plan	---	---	---

Total	---	---	118,674

Refer to Note 10 to Consolidated Financial Statements set forth in Part IV of this Annual Report on Form 10-K for more information on the Equity Compensation Plans.

(b)	Not Applicable

(c)	Purchased Equity Securities. The following table summarizes the Company's purchases of its common stock during the quarter ended July 31, 2006.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

August 1, 2005 - July 31, 2006	2,595	$9.59	2,595	214,439

(1)
The Company purchased 2,595 shares of its Class A common stock during the fiscal year ended July 31, 2006 pursuant to a 200,000 share repurchase program approved at the Board of Directors meeting held in January 2004. The purchases were made in open-market transactions. In February 2006, the Board of Directors authorized the repurchase of an additional 200,000 shares.

Item 6.	Selected Consolidated Financial Data

The financial statements presented below have been reclassified to give retroactive effect to the FY 2003 discontinuance of the Company's shrimp farm operations. See note No. 20 to the Notes to Consolidated Financial Statements for additional information.

	Year ended July 31,

	2006	2005	2004	2003	2002
	(In thousands, except share and per share amounts)

Operating data:

Gross revenues	$98,055	$91,351	$110,623	$116,214	$85,862
Net revenues	81,836	74,461	89,501	87,771	73,408
Income (loss) from operations	5,671	(1,951)	5,944	7,679	5,017
Income (loss) from continuing operations before income taxes and minority interest	5,176	(2,618)	6,000	7,421	5,146

Net income (loss) from continuing operations	$2,723	$(1,424)	$2,632	$3,790	$3,125
Net loss from discontinued operations	(140)	(163)	(231)	(4,992)	(1,716)
Net income (loss)	$2,583	$(1,587)	$2,401	$(1,202)	$1,409

Net income (loss) per common share: basic
Continuing operations	$0.68	$(0.36)	$0.66	$0.95	$0.77
Discontinued operations	(0.04)	(0.04)	(0.06)	(1.25)	(0.42)
Net income (loss) per common share: basic	$0.64	$(0.40)	$0.60	$(0.30)	$0.35

Net income (loss) per common share: diluted
Continuing operations	$0.68	$(0.36)	$0.65	$0.94	$0.77
Discontinued operations	(0.04)	(0.04)	(0.06)	(1.23)	(0.42)
Income (loss) per common share: diluted	$0.64	$(0.40)	$0.59	$(0.29)	$0.35

Cash dividends declared per common share:
Basic and Diluted	$0.35	$0.34	$0.34	$0.33	$0.32

Weighted average common shares outstanding:
Basic	3,981,226	3,962,699	3,985,716	3,996,796	4,069,848
Diluted	3,988,836	3,962,699	4,041,242	4,050,385	4,072,694

	Year Ended July 31,

	2006	2005	2004	2003	2002
	(In thousands, except per share amounts)

Balance sheet data:

Working capital	$27,439	$27,713	$27,480	$27,479	$30,268

Total assets	69,152	57,305	62,504	76,382	74,471

Long-term debt	342	328	336	137	---

Shareholders' equity	37,627	36,284	39,383	38,378	41,294

Book value per share:
Basic	$9.45	$9.16	$9.88	$9.60	$10.15
Diluted	$9.43	$9.16	$9.75	$9.48	$10.14

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Operating activities provided $8.4 million of cash during fiscal year 2006 compared to a source of $5.6 million of cash reported in the prior year. The increased cash flow for fiscal year 2006 was mainly attributable to a $6.3 million increase in other accrued liabilities, a $2.5 million increase in accrued payroll costs and a $1.5 million increase in income taxes payable. The increase in other accrued liabilities was mainly due to an increase in the amount owed to subcontractors for work performed on the Kuwait contract and a $2.2 million increase in billings in excess of recognized revenues, which the Company reclassifies to other accrued liabilities. Accrued payroll increased during fiscal year 2006 due to the increased staff levels at Walsh Environmental and increased accruals by the Company for employee performance bonuses. Accounts receivable and other non-current assets both contributed as uses of cash during fiscal year 2006. Accounts receivable increased $7.2 million due to an overall increase in work volume during fiscal year 2006, mainly attributable to work performed on the hurricane Katrina and Rita contracts. Other non-current assets increased $1.3 million fiscal year 2006. The Company purchased $985,000 of new capital equipment compared to depreciation charges of $1.2 million during fiscal year 2006.

Financing activities consumed $2.2 million in cash during fiscal year 2006. Dividends in the amount of $1.4 million were paid during fiscal year 2006. The Board of Directors declared dividends of $.17 and $.18 which were paid in January and July of 2006, respectively. The Company reported $897,000 in distributions to minority partners during fiscal year 2006. Long-term debt and capital lease obligations increased $93,000 mainly due additional loans and capital leases held by the Walsh Environmental subsidiary, Walsh Peru.

The Company maintains an unsecured line of credit of $20.0 million with a bank at ½% below the prevailing prime rate. A second line of credit is available at another bank for up to $13.5 million, exclusively for letters of credit. The Company has outstanding letters of credit (LOC’s) at July 31, 2006 in the amount of $1.5 million. These LOC’s were obtained to secure advance payments and performance guarantees for contracts in the Middle East. After LOC’s, there are no outstanding borrowings under the lines of credit and there is $32.0 million of line still available at July 31, 2006. There are no significant additional working capital requirements pending at July 31, 2006. The Company believes that cash flows from operations and borrowings against the line of credit will be sufficient to cover all working capital requirements for at least the next twelve months and the foreseeable future.

Contractual Obligations

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$531,070	$314,605	$81,486	$51,164	$83,815
Capital Lease Obligations	213,776	88,577	118,724	6,475	---
Operating Lease Obligations (1)	5,500,305	1,877,852	2,108,808	1,145,238	368,407
Other Liabilities (2)	161,225	161,225	---	---	---
Total	$6,405,670	$2,442,259	$2,309,018	$1,202,877	$452,222

    (1) Represents rents for office and warehouse facilities.
    (2) Consists of deferred revenue on the START Region X contract.

Results of Operations

Net Revenue

Fiscal Year 2006 vs 2005

Net revenues for the fiscal year 2006 were $81.8 million, up 10% from the $74.5 million reported in fiscal year 2005. The increase in net revenues is attributable to increases in work with commercial clients, work related to hurricanes Katrina and Rita, and from Walsh Environmental, one of its subsidiaries. Net revenues from commercial clients were $15.2 million during fiscal year 2006, an increase of $5.4 million from $9.8 million reported in fiscal year 2005. The increase in commercial net revenues is attributable to increased activity on energy contracts related to LNG (Liquefied Natural Gas) and wind power. The work performed on contracts associated with the relief efforts as a result of hurricanes Katrina and Rita contributed $9.9 million in net revenues during fiscal year 2006. The Company continues to aggressively market new opportunities in this region that may arise due to damage to wetlands and other coastal area impacts. Walsh Environmental reported net revenues of $15.1 million during fiscal year 2006, up 34% from the $11.3 million reported in the prior year. The increase in Walsh was mainly attributable to increased activity in the energy fields related to mineral reserve and exploration analysis. Net revenues from other federal clients were $2.9 million during fiscal year 2006, an increase of 107% from $1.4 million reported in fiscal year 2005. Net revenues from E&E do Brasil, one of the Company’s subsidiaries, were $2.5 million during fiscal year 2006, an increase of 32% from $1.9 million reported in fiscal year 2005. Offsetting these increases were decreases in net revenues from the contracts in Saudi Arabia and Kuwait. These contracts in the Middle East decreased $3.9 million or 63%. The contracts in Saudi Arabia are 100% complete and the contracts in Kuwait are substantially complete with only minor amounts of laboratory work continuing through December 2006. Net revenues attributable to the Company’s Superfund Technical Assessment and Response Team (START) contracts decreased $3.0 million during the fiscal year 2006. This decrease was due to the completion of the contracts in EPA Region III in June 2005 and EPA Region IX in December 2005. An extension was exercised on the EPA Region IX contract which extended its work through the middle of April 2006, however at a significantly reduced level. The Company was awarded a new START contract in EPA Region X in December 2005.  This contract has a total maximum value, including all options, of $49.0 million over seven years.

The increase in net revenues for the fourth quarter of fiscal year 2006 was attributable to increases from commercial clients and Walsh Environmental. Net revenues from commercial clients for the fourth quarter of fiscal year 2006 were $4.9 million, a 96% increase from the $2.5 million reported in the fourth quarter of fiscal year 2005. Walsh Environmental reported net revenue of $4.5 million for the fourth quarter of fiscal year 2006, an increase of $1.2 million over the fourth quarter of the prior year. Offsetting these increases were decreases in net revenues from state clients as well as decreases in work on the Company’s START contracts. Net revenues from state clients for the fourth quarter of fiscal year 2006 decreased $825,000 or 18% from the $4.7 million reported in the fourth quarter of fiscal year 2005. The decrease in state net revenues is attributable to decreased work levels on contracts in New York and Oregon. Net revenues attributable to the Company’s START contracts decreased $868,000 during the fourth quarter of fiscal year 2006.

Fiscal Year 2005 vs 2004

Net revenues for the fiscal year ended July 31, 2005 were $74.5 million, down 17% from the $89.5 million reported in fiscal year 2004. The decrease was attributable to the closing of the Company’s Analytical Services Center (ASC) and a drop in work performed on the contracts in Saudi Arabia and Kuwait as they approach completion. The net revenues in Saudi Arabia decreased from $16.9 million in fiscal year 2004 to $2.7 million in fiscal year 2005, while the net revenues in Kuwait decreased from $10.0 million in fiscal year 2004 to $3.5 million in fiscal year 2005. The Company closed its Analytical Services Center in Lancaster, N.Y. during the second quarter of the fiscal year 2005. As a result, ASC net revenues decreased $3.0 million for fiscal year 2005 and $1.0 million during the fourth quarter. Net revenues from U.S. Department of Defense (DOD) clients decreased $2.2 million or 18% from the $12.4 million reported in fiscal year 2004. The decrease in DOD net revenues was attributable to reduced work levels on various United States Army Corps of Engineers (USACE) and United States Air Force contracts. Net revenues from commercial clients increased $1.2 million or 14% from the $8.6 million reported in fiscal year 2004. The increase in commercial net revenues was attributable to increased activity on various LNG contracts. Net revenues from state clients increased $2.3 million or 16% from the $14.9 million reported in fiscal year 2004. The increase in state net revenues was attributable to increased work levels on contracts in Florida, Oregon and New York. The Company reported increased net revenues in Walsh Environmental, E&E do Brasil, and Gestion Ambiental Consultores (GAC), three of its subsidiaries. Net revenues from these subsidiaries increased $2.9 million, $1.5 million, and $624,000, respectively, for fiscal year 2005. The increase in Walsh was due to higher revenues from its subsidiary in Peru and the full year consolidation of Gustavson Associates. Net revenues from the three Superfund Technical Assessment and Response Team (START) contracts remained flat at approximately $10.0 million compared to fiscal year 2004. The Company’s START contract in EPA Region 3 ended in June 2005 and the two remaining START contracts ended in December 2005, although an extension for up to three additional months was exercised on one of the remaining contracts.

The decrease in net revenues for the fourth quarter of fiscal year 2005 was attributable to the winding down of the contracts in Saudi Arabia and Kuwait and the closing of the ASC. Net revenues from the contracts in the Middle East decreased $4.9 million or 87% as these contracts near completion. Offsetting these decreases was an increase in net revenues from Walsh Environmental, E&E do Brasil, and GAC. Net revenues from these subsidiaries increased $661,000, $361,000, and $340,000, respectively, for the fourth quarter of fiscal year 2005. Net revenues from state clients for the fourth quarter of fiscal year 2005 increased $1.0 million or 28% from the $3.7 million reported in the fourth quarter of fiscal year 2004. The increase in state net revenues was attributable to increased work levels on contracts in Florida and New York.

Income From Continuing Operations Before Income Taxes and Minority Interest

Fiscal Year 2006 vs 2005

The Company’s income from continuing operations before income taxes and minority interest for fiscal year 2006 was $5.2 million, compared to the $2.6 million loss reported in the prior year. This increase was mainly due to increased net revenues, increased staff utilization and the impairment of the Analytical Services Center (ASC) in fiscal year 2005. The increases in net revenues and staff utilization were mainly attributable to an increase in work performed on contracts associated with the relief efforts for hurricanes Katrina and Rita as well as increased work in the Company’s energy markets. As of the end of fiscal year 2006, the Company has completed the majority of the work on the relief effort contracts. The Company continues to aggressively market new opportunities in the Gulf Coast that may arise due to damage to wetlands and other coastal area impacts. E&E, Inc’s employee utilization increased slightly during fiscal year 2006, compared to fiscal year 2005. Management has continued to control consolidated indirect costs and maintain them at a level consistent with fiscal year 2005. Administrative and indirect costs were $25.6 million, compared to $24.4 million reported during the prior year. The increase in Administrative and indirect costs was mainly attributable to an increase in consolidated costs from Walsh Environmental as they grew. The Company recorded a $2.8 million pretax impairment loss on the ASC during the fiscal year 2005. Interest income increased $174,000 from the $42,000 reported during fiscal year 2005. This increase was a result of interest earned on cash generated by operations.

The Company’s income from continuing operations before income taxes and minority interest for the fourth quarter of fiscal year 2006 was $1.3 million, compared to the $975,000 of income reported in the fourth quarter of the prior year. Administrative and indirect costs were $6.7 million, an increase of $1.1 million from the $5.6 million reported during the fourth quarter of fiscal year 2005. The increase in Administrative and indirect costs was a result of the completion of the contracts associated with hurricanes Katrina and Rita, an overall increase in the Company’s technical staff, and an increase in consolidated costs from Walsh Environmental associated with their increased staffing and net revenues. Interest income increased $72,000 from the $10,000 reported during the fourth quarter of fiscal year 2005.

Fiscal Year 2005 vs 2004

The Company’s loss from continuing operations before income taxes and minority interest for fiscal year 2005 was $2.6 million, down 144% from the $6.0 million of income reported in the prior year. The decrease in income from continuing operations for the fiscal year was attributable to the Company’s ASC impairment loss, reduced net revenues, increased administrative and indirect costs, and a $200,000 gain from the sale of investment securities that the Company recorded during the prior year. The Company recognized a cumulative pre-tax impairment at its ASC facility of $2.8 million during fiscal year 2005. This impairment was shown as continuing operations. Administrative and indirect costs increased $1.6 million or 7% during fiscal year 2005. This increase was attributable to the consolidation of Gustavson Associates to Walsh Environmental, an increase in the administrative staff and office space in E&E do Brasil, and the Company’s on-going compliance work in connection with the requirements of the Sarbanes-Oxley Act. The Company incurred approximately $300,000 in costs associated with the compliance work for the Sarbanes-Oxley Act during fiscal year 2005.

The Company’s income from continuing operations before income taxes and minority interest for the fourth quarter of fiscal year 2005 was $975,000, compared to the $1.0 million of income reported in the fourth quarter of the prior year. Despite a 12% drop in net revenues, the percentage return on income from continuing operations before income taxes and minority interest for the fourth quarter of fiscal year 2005 decreased only slightly (after adjusting for the impairment loss at the fish farm of $442,000 in fiscal year 2004) due to the Company’s efforts to control costs and maximize employee utilization. The Company recognized an impairment loss of $442,000 ($139,000 net of minority interest and taxes) during the fourth quarter of fiscal year 2004 for the long-lived assets at its fish farm operation, American Arab Aquaculture Company (AMARACO), located in Jordan.

Impairment Losses

In January 2005, the Company recognized a $1.6 million impairment loss as a result of its decision to close the ASC. At that time, the impairment of the land and buildings was determined based on the results of an independent appraisal and the equipment values were determined by equipment offers the Company had received. The impairment was precipitated by the Company’s decision to close the operation rather than to sustain further losses while attempting to sell the segment as an on-going business. Continued losses incurred in this segment as a result of market price deterioration and a reduced emphasis by the Federal government on analytical laboratory testing was the basis for this decision. In April 2005, the Company recorded an additional impairment loss on its remaining ASC land and building assets in the amount of $1.2 million. This was the result of meetings with various commercial brokers that provided the Company with additional information on current market conditions affecting the value of the real estate. The reduced valuation is based on the likelihood that the facility will not be sold to an existing laboratory or research company, but will rather be sold as combination office and warehouse space. The testing equipment was sold during the third quarter of fiscal year 2005. Although all business operations have ceased, the total ASC impairment losses are shown in the accompanying financial statements as from “continuing operations” due to the uncertainty that the assets can be sold within one year under current market conditions.

Income Taxes

The effective tax rate for fiscal year 2006 has increased from 36% for the prior year (adjusted for exclusion of the re-evaluation of tax contingencies) to 43%. This increase is due mainly to the phase-out of the Extra Territorial Income Exclusion deduction available to the Company on its foreign based work and losses incurred in foreign operations for which tax benefits are not available.

The Company’s tax benefit related to continuing operations for the fiscal year ended July 31, 2005 in the amount of $1.8 million reflects an additional benefit of $660,000 as a result of a change in its estimated reserves for income tax audits. These reserves were re-evaluated and a downward adjustment was made to accommodate the close-out of Internal Revenue service audits of the Company’s fiscal years 2002 and 2003 as reported to the Company in early May 2005.

American Jobs Creation Act of 2004

In October 2004, Congress passed, and the President signed into law, the American Jobs Creation Act of 2004 (the “Act”). Some key provisions of the act affecting the Company were the repeal of the United States export tax incentive known as the extraterritorial income exclusion (EIE) and the implementation of a domestic manufacturing deduction. The EIE is phased out over the calendar years 2005 and 2006 with an exemption for binding contracts with unrelated persons entered into before September 18, 2003. These phase-out provisions will allow the Company to maintain an EIE deduction at a reduced amount through fiscal year 2007. The Company will accrue some benefits from the domestic manufacturing deduction, although such benefits are not material. Under the Act’s repatriation provisions, the Company repatriated approximately $77,000 during the fourth quarter of fiscal year 2006.

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

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.

Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the "roll-over" method and the "iron curtain" method. The roll-over method focuses primarily on the impact of a misstatement of the income statement--including the reversing effect of prior year misstatements--but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. We currently use the roll-over method for quantifying identified financial statement misstatements.

In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company's financial statements and the related financial statement disclosures. This model is commonly referred to as a "dual approach" because it requires quantification of errors under both the iron curtain and the roll-over methods.

SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the "dual approach" had always been used or (ii) recording the cumulative effect of initially applying the "dual approach" as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of the "cumulative effect" transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose.

The Company will initially apply the provisions of SAB 108 using the cumulative effect transition method in fiscal year 2007. When we initially apply the provision of SAB 108, management anticipates that the impact on the Company's financial statements will not be material.

In June 2006, the FASB issued FIN 48, an interpretation of SFAS 109. FIN 48 clarifies the accounting for uncertainty in income taxes and reduces the diversity in current practice associated with the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return by defining a “more-likely-than-not” threshold regarding the sustainability of the position. The Company is required to adopt FIN 48 in the fiscal year ended July 31, 2008. The Company is currently evaluating the impact of FIN 48 on its financial statements.

Critical Accounting Policies and Use of Estimates

Management's discussion and analysis of financial condition and results of operations discuss the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts, income taxes, impairment of long-lived assets and contingencies.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Revenue recognition

The Company’s revenues are derived primarily from the professional and technical services performed by its employees or, in certain cases, by subcontractors engaged to perform on under contracts we enter into with our clients. The revenues recognized, therefore, are derived from our ability to charge clients for those services under the contracts.

The Company employs three major types of contracts: “cost-plus contracts,” “fixed-price contracts” and “time-and-materials contracts.” Within each of the major contract types are variations on the basic contract mechanism. Fixed-price contracts generally present the highest level of financial and performance risk, but often also provide the highest potential financial returns. Cost-plus contracts present a lower risk, but generally provide lower returns and often include more onerous terms and conditions. Time-and-materials contracts generally represent the time spent by our professional staff at stated or negotiated billing rates.

Fixed price contracts are accounted for on the “percentage-of-completion” method, wherein revenue is recognized as project progress occurs. Time and material contracts are accounted for over the period of performance, in proportion to the costs of performance, predominately based on labor hours incurred. If an estimate of costs at completion on any contract indicates that a loss will be incurred, the entire estimated loss is charged to operations in the period the loss becomes evident.

The use of the percentage of completion revenue recognition method requires the use of estimates and judgment regarding the project’s expected revenues, costs and the extent of progress towards completion. The Company has a history of making reasonably dependable estimates of the extent of progress towards completion, contract revenue and contract completion costs. However, due to uncertainties inherent in the estimation process, it is possible that completion costs may vary from estimates.

Most of our percentage-of-completion projects follow a method which approximates the “cost-to-cost” method of determining the percentage of completion. Under the cost-to-cost method, we make periodic estimates of our progress towards project completion by analyzing costs incurred to date, plus an estimate of the amount of costs that we expect to incur until the completion of the project. Revenue is then calculated on a cumulative basis (project-to-date) as the total contract value multiplied by the current percentage-of-completion. The revenue for the current period is calculated as cumulative revenues less project revenues already recognized. The recognition of revenues and profit is dependent upon the accuracy of a variety of estimates. Such estimates are based on various judgments we make with respect to those factors and are difficult to accurately determine until the project is significantly underway.

For some contracts, using the cost-to-cost method in estimating percentage-of-completion may overstate the progress on the project. For projects where the cost-to-cost method does not appropriately reflect the progress on the projects, we use alternative methods such as actual labor hours, for measuring progress on the project and recognize revenue accordingly. For instance, in a project where a large amount of equipment is purchased or an extensive amount of mobilization is involved, including these costs in calculating the percentage-of-completion may overstate the actual progress on the project. For these types of projects, actual labor hours spent on the project may be a more appropriate measure of the progress on the project.

The Company’s contracts with the U.S. government contain provisions requiring compliance with the FAR, and the CAS. These regulations are generally applicable to all of the Company’s federal government contracts and are partially or fully incorporated in many local and state agency contracts. They limit the recovery of certain specified indirect costs on contracts subject to the FAR. Cost-plus contracts covered by the FAR provide for upward or downward adjustments if actual recoverable costs differ from the estimate billed. Most of our federal government contracts are subject to termination at the convenience of the client. Contracts typically provide for reimbursement of costs incurred and payment of fees earned through the date of such termination.

Federal government contracts are subject to the FAR and some state and local governmental agencies require audits, which are performed for the most part by the EPA Office of Inspector General (EPAOIG). The EPAOIG audits overhead rates, cost proposals, incurred government contract costs, and internal control systems. During the course of its audits, the EPAOIG may question incurred costs if it believes we have accounted for such costs in a manner inconsistent with the requirements of the FAR or CAS and recommend that our U.S. government financial administrative contracting officer disallow such costs. Historically, we have not experienced significant disallowed costs as a result of such audits. However, we can provide no assurance that the EPAOIG audits will not result in material disallowances of incurred costs in the future.

The Company maintains reserves for cost disallowances on its cost-based contracts as a result of government audits.  The Company recently settled fiscal years 1993 thru 1995 for amounts within the anticipated range.  However, final rates have not been negotiated under these audits since 1995.  The Company has estimated its exposure based on completed audits, historical experience and discussions with the government auditors.  If these estimates or their related assumptions change, the Company may be required to record additional charges for disallowed costs on its government contracts.

Impairment Losses

The Company recorded an impairment loss on its shrimp farm operation in fiscal year 2003 and on its Analytical Services Center in fiscal year 2005.  An estimate of the fair value of its assets was made based on external appraisals of the land and buildings and internal estimates of the realizable value of the equipment.  The Company recorded an impairment loss on its fish farm operations in Jordan in fiscal year 2004.  An impairment was necessary due to the uncertainty that the farm’s estimated future net cash flows would be sufficient to recover the carrying value of its long-lived assets.  If these estimates of the assets’ fair value or their related assumptions change, the Company may be required to record additional impairment losses.

Allowance for Uncollectible Accounts

We reduce our accounts receivable and costs and accrued earnings in excess of billings on contracts in process by establishing an allowance for amounts that, in the future, may become uncollectible or unrealizable, respectively. We determine our estimated allowance for uncollectible amounts based on management’s judgments regarding our operating performance related to the adequacy of the services performed, the status of change orders and claims, our experience settling change orders and claims and the financial condition of our clients, which may be dependent on the type of client and current economic conditions that the client may be subject to.

Deferred Income Taxes

We use the asset and liability approach for financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances based on our judgments and estimates are established when necessary to reduce deferred tax assets to the amount expected to be realized in future operating results. Management believes that realization of deferred tax assets in excess of the valuation allowance is more likely than not. Our estimates are based on facts and circumstances in existence as well as interpretations of existing tax regulations and laws applied to the facts and circumstances, with the help of professional tax advisors. Therefore, we estimate and provide for amounts of additional income taxes that may be assessed by the various taxing authorities.

Changes in Corporate Entities

On January 8, 2004 the Company entered into an agreement to grant a forty-eight percent stake in its Brazilian subsidiary, Ecology and Environment do Brasil, Ltda. (a limited partnership), to three new partners. The new partners are responsible for the in-country marketing and operations of the subsidiary. Any previous earnings, assets and liabilities remained with Ecology and Environment, Inc. The Company provided an $80,000 capital contribution to move the office operations from Sao Paulo to Rio de Janeiro. During fiscal year 2005, two of the local partners entered into an agreement to purchase the other local partner’s shares. This purchase was completed in fiscal year 2006 and had no significant impact to the operations of the Brazilian subsidiary.

During the second quarter of fiscal year 2005, the Company formed three new subsidiaries as well as a new joint venture. These entities were formed for the purpose of obtaining future work for the Company in the Middle East, Russia, and the State of California. The new entities are as follows: MiddleEast Environmental Consultants, LLC (MEC); EEI International, LLC; EEI Environmental Services, LLC; and EEI Ward BMS Consulting Association (Joint Venture). As of July 31, 2006, only MEC and E&E Ward BMS Consulting Association were operational.

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

The Company may have exposure to market risk for change in interest rates, primarily related to its investments. The Company does not have any derivative financial instruments included in its investments. The Company invests only in instruments that meet high credit quality standards. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limited default risk, market risk and reinvestment risk. As of July 31, 2006, the Company’s investments consisted of short-term commercial paper and mutual funds. The Company does not expect any material loss with respect to its investments.

The Company is currently documenting, evaluating, and testing its internal controls in order to allow management to report on and attest to, and its' independent public accounting firm to attest to, the Company's internal controls as of July 31, 2008 and 2009 respectively, as required by Section 404 of the Sarbanes-Oxley Act. Management continued to invest time on this endeavor during fiscal year 2006 and expects to continue its efforts through 2008. If weaknesses in our existing information and control systems are discovered that impede our ability to satisfy Sarbanes-Oxley reporting requirements, the Company must successfully and timely implement improvements to those systems. There is no assurance that the Company will be able to meet these requirements.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

To the Board of Directors and Shareholders
of Ecology and Environment, Inc.

We have audited the accompanying consolidated balance sheets of Ecology and Environment, Inc. and its subsidiaries as of July 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years then ended. In addition, our audits included the financial statement schedule for the years ended July 31, 2006 and 2005 included in the index at Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ecology and Environment, Inc. and its subsidiaries as of July 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements as a whole, presents fairly, in all material respects, the information set forth therein.

/s/  Schneider Downs & Co., Inc.
Schneider Downs & Co., Inc.

Pittsburgh, Pennsylvania
October 25, 2006

To the Board of Directors
And Shareholders of
Ecology and Environment, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the results of operations and cash flows of Ecology and Environment, Inc. and its subsidiaries for the period ended July 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended July 31, 2004 listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Buffalo, New York
October 28, 2004

Ecology and Environment, Inc
Consolidated Balance Sheet

	July 31,	July 31,
Assets	2006	2005

Current assets:
Cash and cash equivalents	$13,094,499	$7,872,116
Investment securities available for sale	97,560	120,533
Contract receivables, net	37,011,377	31,372,003
Deferred income taxes	5,630,832	5,016,908
Other current assets	1,041,751	2,032,247

Total current assets	56,876,019	46,413,807

Property, building and equipment, net	7,776,232	7,967,883
Deferred income taxes	1,316,040	1,044,524
Other assets	3,184,093	1,878,984

Total assets	$69,152,384	$57,305,198

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$6,436,260	$5,979,588
Accrued payroll costs	6,379,724	3,837,435
Income taxes payable	1,499,292	36,122
Deferred revenue	161,225	231,611
Current portion of long-term debt and capital lease obligations	403,182	324,071
Other accrued liabilities	14,557,729	8,291,950

Total current liabilities	29,437,412	18,700,777

Long-term debt and capital lease obligations	341,664	328,053
Minority interest	1,745,849	1,992,544
Commitments and contingencies (see note #15)	-	-

Shareholders' equity:
Preferred stock, par value $.01 per share;
authorized - 2,000,000 shares; no shares
Issued	-	-
Class A common stock, par value $.01 per
share; authorized - 6,000,000 shares;
issued - 2,534,566 and 2,514,235 shares	25,346	25,143
Class B common stock, par value $.01 per
share; authorized - 10,000,000 shares;
issued - 1,650,173 and 1,669,304 shares	16,502	16,693
Capital in excess of par value	17,684,373	17,622,172
Retained earnings	23,163,716	22,002,059
Accumulated other comprehensive income	(2,208,830)	(2,236,051)
Unearned compensation, net of tax	-	(158,993)
Treasury stock - Class A common, 102,204 and 94,235
shares; Class B common, 26,259 and 26,259 shares, at cost	(1,053,648)	(987,199)

Total shareholders' equity	37,627,459	36,283,824

Total liabilities and shareholders' equity	$69,152,384	$57,305,198

The accompanying notes are an integral part of these financial statements.

Ecology and Environment, Inc.
Consolidated Statement of Income

	Year ended July 31,

	2006	2005	2004

Gross revenues	$98,054,528	$91,350,613	$110,623,427
Less: direct subcontract costs	16,219,008	16,890,103	21,122,904

Net revenues	81,835,520	74,460,510	89,500,523

Cost of professional services and
other direct operating expenses	40,878,554	38,015,428	49,017,290

Gross Profit	40,956,966	36,445,082	40,483,233
Administrative and indirect operating
expenses	25,557,992	24,404,071	22,797,003
Marketing and related costs	8,563,688	9,740,387	9,693,137
Depreciation	1,164,095	1,501,035	1,606,769
Long-lived asset impairment loss	-	2,750,972	442,374

Income (loss) from operations	5,671,191	(1,951,383)	5,943,950
Interest expense	(95,907)	(122,342)	(138,550)
Interest income	216,213	42,267	123,943
Other expense	(656,934)	(641,143)	(233,981)
Net foreign currency exchange gain	41,452	54,868	305,044

Income (loss) from continuing operations before income
taxes and minority interest	5,176,015	(2,617,733)	6,000,406
Total income tax provision (benefit)	2,027,647	(1,824,647)	1,955,594

Net income (loss) from continuing operations
before minority interest	3,148,368	(793,086)	4,044,812
Minority interest	(425,515)	(630,963)	(1,412,197)

Net income (loss) from continuing operations	2,722,853	(1,424,049)	2,632,615
Loss from discontinued operations	(226,089)	(236,635)	(354,550)
Income tax benefit on loss from discontinued operations	85,823	74,144	123,252

Net income (loss)	$2,582,587	$(1,586,540)	$2,401,317

Net income (loss) per common share: basic
Continuing operations	$0.68	$(0.36)	$0.66
Discontinued operations	(0.04)	(0.04)	(0.06)

Net income (loss) per common share: basic	$0.64	$(0.40)	$0.60

Net income (loss) per common share: diluted
Continuing operations	$0.68	$(0.36)	$0.65
Discontinued operations	(0.04)	(0.04)	(0.06)

Net income (loss) per common share: diluted	$0.64	$(0.40)	$0.59

Weighted average common shares outstanding: basic	3,981,226	3,962,699	3,985,716

Weighted average common shares outstanding: diluted	3,988,836	3,962,699	4,041,242

The accompanying notes are an integral part of these financial statements.

Ecology and Environment, Inc
Consolidated Statement of Cash Flows

	Year Ended July 31,

	2006	2005	2004

Cash flows from operating activities:
Net income (loss)	$2,582,587	$(1,586,540)	$2,401,317
Net loss from discontinued operations, net of tax	(140,266)	(162,491)	(231,298)
Income (loss) from continuing operations	2,722,853	(1,424,049)	2,632,615
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Impairment of long-lived assets	-	2,750,972	442,374
Depreciation	1,164,095	1,501,035	1,606,769
Amortization	212,506	299,220	379,913
(Gain) loss on disposition of property and equipment	(12,879)	6,286	6,804
Minority interest	650,552	794,442	(86,603)
Provision for contract adjustments	1,524,049	467,954	627,028
(Increase) decrease in:
- contracts receivable, net	(7,178,436)	4,593,343	3,632,008
- other current assets	994,348	437,474	1,074,383
- deferred income taxes	(885,440)	(1,140,159)	378,078
- other non-current assets	(1,305,109)	325,526	1,699,402
Increase (decrease) in:
- accounts payable	456,672	(90,678)	(257,123)
- accrued payroll costs	2,542,289	(773,662)	(261,052)
- income taxes payable	1,463,170	(326,992)	(787,450)
- deferred revenue	(70,386)	(962,608)	(10,017,031)
- other accrued liabilities	6,272,730	(494,677)	(1,652,177)

Net cash provided by (used in) operating activities	8,551,014	5,963,427	(582,062)
Net cash used in discontinued operating activities (revised)	(151,069)	(161,593)	(72,900)

Cash flows provided by (used in) investing activities:
Acquistions	-	-	(150,000)
Purchase of property, building and equipment	(985,323)	(246,290)	(1,697,088)
Proceeds from sale of investments	-	-	3,899,300
Proceeds from maturity of investments	24,750	26,136	-
Payment for the purchase of bond	(3,279)	(3,109)	(86,501)

Net cash provided by (used in) investing activities	(963,852)	(223,263)	1,965,711

Cash flows provided by (used in) financing activities:
Dividends paid	(1,420,930)	(1,384,092)	(1,396,130)
Proceeds from debt	549,925	747,863	465,904
Repayment of debt	(457,203)	(698,729)	(2,378,226)
Distributions to minority partners	(897,247)	(184,310)	-
Net proceeds from issuance of common stock	8,700	1,812	15,938
Purchase of treasury stock	(25,077)	(530,057)	(221,275)

Net cash used in financing activities	(2,241,832)	(2,047,513)	(3,513,789)

Effect of exchange rate changes on cash and cash equivalents	28,122	100,725	(134,017)

Net increase (decrease) in cash and cash equivalents	5,222,383	3,631,783	(2,337,057)
Cash and cash equivalents at beginning of period	7,872,116	4,240,333	6,577,390

Cash and cash equivalents at end of period	$13,094,499	$7,872,116	$4,240,333

The accompanying notes are an integral part of these financial statements.

Ecology and Environment, Inc
Consolidated Statement of Changes in Shareholders' Equity

							Accumulated
	Common Stock				Capital in		Other
	Class A		Class B		Excess of	Retained	Comprehensive	Unearned	Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Par Value	earnings	Income	Compensation	Shares	Amount	Income

Balance at July 31, 2003	2,469,071	$24,691	1,712,068	$17,121	$17,467,974	$23,967,504	$(2,111,830)	$(156,552)	109,772	$(831,286)

Net income	-	-	-	-	-	2,401,317	-	-	-	-	2,401,317
Foreign currency translation reserve	-	-	-	-	-	-	(134,017)	-	-	-	(134,017)
Cash dividends paid ($.34 per share)	-	-	-	-	-	(1,396,130)	-	-	-	-	-
Unrealized investment gain, net	-	-	-	-	-	-	(90,876)	-	-	-	(90,876)
Conversion of common stock - B to A	30,764	308	(30,764)	(308)	-	-	-	-	-	-	-
Repurchase of Class A common stock	-	-	-	-	-	-	-	-	24,326	(221,275)	-
Stock options exercised	2,150	22	-	-	15,916	-	-	-	-	-	-
Issuance of stock under stock award plan, net	-	-	-	-	111,229	-	-	(214,445)	(47,795)	367,333	-
Amortization, net of tax	-	-	-	-	-	-	-	177,715	-	-	-
Forfeitures	-	-	-	-	(2,675)	-	-	-	1,446	(8,893)	-

Balance at July 31, 2004	2,501,985	$25,021	1,681,304	$16,813	$17,592,444	$24,972,691	$(2,336,723)	$(193,282)	87,749	$(694,121)	$2,176,424

Net loss	-	-	-	-	-	(1,586,540)	-	-	-	-	(1,586,540)
Foreign currency translation reserve	-	-	-	-	-	-	100,725	-	-	-	100,725
Cash dividends paid ($.34 per share)	-	-	-	-	-	(1,384,092)	-	-	-	-	-
Unrealized investment gain, net	-	-	-	-	-	-	(53)	-	-	-	(53)
Conversion of common stock - B to A	12,000	120	(12,000)	(120)	-	-	-	-	-	-	-
Repurchase of Class A common stock	-	-	-	-	-	-	-	-	62,500	(530,057)	-
Stock options exercised	250	2	-	-	1,810	-	-	-	-	-	-
Issuance of stock under stock award plan, net	-	-	-	-	38,230	-	-	(134,971)	(33,531)	265,230	-
Amortization, net of tax	-	-	-	-	-	-	-	164,717	-	-	-
Forfeitures	-	-	-	-	(10,312)	-	-	4,543	3,776	(28,251)	-

Balance at July 31, 2005	2,514,235	$25,143	1,669,304	$16,693	$17,622,172	$22,002,059	$(2,236,051)	$(158,993)	120,494	$(987,199)	$(1,485,868)

Net income	-	-	-	-	-	2,582,587	-	-	-	-	2,582,587
Reclassification due to adoption of FAS 123R	-	-	-	-	(158,993)	-	-	158,993	-	-	-
Foreign currency translation reserve	-	-	-	-	-	-	28,122	-	-	-	28,122
Cash dividends paid ($.35 per share)	-	-	-	-	-	(1,420,930)	-	-	-	-	-
Unrealized investment gain, net	-	-	-	-	-	-	(901)	-	-	-	(901)
Conversion of common stock - B to A	19,131	191	(19,131)	(191)	-	-	-	-	-	-	-
Repurchase of Class A common stock	-	-	-	-	-	-	-	-	2,595	(25,077)	-
Stock options exercised	1,200	12	-	-	8,688	-	-	-	-	-	-
Share-based compensation	-	-	-	-	130,277	-	-	-	-	-	-
Other	-	-	-	-	82,229	-	-	-	5,374	(41,372)	-

Balance at July 31, 2006	2,534,566	$25,346	1,650,173	$16,502	$17,684,373	$23,163,716	$(2,208,830)	$-	128,463	$(1,053,648)	$2,609,808

.
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

During fiscal years ended July 31, 2006, 2005 and 2004, the percentages of total net revenues derived from contracts exclusively with the United States Environmental Protection Agency (EPA) were 9%, 14% and 12%, respectively. The Company's Superfund Technical Assessment and Response Team (START) contracts accounted for the majority of the EPA net revenue. The percentage of net revenues derived from contracts with the United States Department of Defense (DOD) were 17%, 14% and 14% for fiscal years ended July 31, 2006, 2005 and 2004, respectively. The contracts in Saudi Arabia provided net revenues of 0%, 4% and 19% for fiscal years ended July 31, 2006, 2005 and 2004, respectively. The contracts in Kuwait accounted for 3%, 5% and 11% of total net revenues for fiscal years ended July 31, 2006, 2005 and 2004, respectively.

2.	Summary of Significant Accounting Policies

a.	Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned and majority owned subsidiaries. Also reflected in the financial statements are the 50% ownership in two Chinese operating joint ventures, Beijing YiYi Ecology and Environment Engineering Co. Ltd. and the Tianjin Green Engineering Company. These joint ventures are accounted for under the equity method. The Company’s interest in Beijing YiYi Ecology and Environment Engineering Co. Ltd. was sold in June 2005. All significant intercompany transactions and balances have been eliminated.

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

The majority of the Company's revenue is derived from environmental consulting work, with the balance derived from sample analysis (E&E Analytical Services Center) and aquaculture. The consulting revenue is principally derived from the sale of labor hours. The consulting work is performed under a mix of fixed price, cost-type, and time and material contracts. Contracts are required from all customers. Revenue is recognized as follows:

Contract Type	Work Type	Revenue Recognition Policy

Fixed Price	Consulting	Percentage of completion, approximating the ratio of total costs incurred to date to total estimated costs.

Cost-Type	Consulting	Costs as incurred. Fixed fee portion is recognized using percentage of completion determined by the percentage of level of effort (LOE) hours incurred to total LOE hours in the respective contracts.

Time and Materials	Consulting	As incurred at contract rates.

Unit Price	Laboratory/Aquaculture	Upon completion of reports (laboratory) and upon delivery and payment from customers (aquaculture).

Substantially all of the Company's cost-type work is with federal governmental agencies and, as such, is subject to audits after contract completion. Provisions for adjustments to the revenue accrued under these cost-type contracts are provided for on an annual basis based on past settlement history. Government audits have been completed through fiscal year 2001 and are currently in process for fiscal year 2002. However, final rates have not been negotiated under these audits since 1995. The majority of the balance in the allowance for contract adjustments accounts represents a reserve against possible adjustments for the fiscal years 1996-2006.

Deferred revenue of $232,000 at July 31, 2005 represents net advances received under the Saudi and Kuwait contracts. Those advances are amortized against future progress billings over the respective contract periods. The Company has received $161,000 in deferred revenue on the START III contract as of July 31, 2006.

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

The carrying amount of cash and cash equivalents, contracts receivable and accounts payable at July 31, 2006 and 2005 approximate fair value.  The amortized cost and estimated fair value of investment securities available for sale are fully described in Note 4.  Long-term debt consists of bank loans and capitalized equipment leases. Based on the Company's assessment of the current financial market and corresponding risks associated with the debt, management believes that the carrying amount of long-term debt at July 31, 2006 and July 31, 2005 approximates fair value.

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

The financial statements of foreign subsidiaries located in highly inflationary economies are remeasured as if the functional currency were the U.S. dollar. The remeasurement of local currencies into U.S. dollars creates translation adjustments which are included in net income. There were no highly inflationary economy translation adjustments for fiscal years 2004 - 2006.

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

The Company has a non-contributory defined contribution plan providing deferred benefits for substantially all of the Company's employees. The Company also has a supplemental defined contribution plan (SERP) to provide deferred benefits for senior executives of the Company. The annual expense of the Company's supplemental defined contribution plan is based on a percentage of eligible wages as authorized by the Company's Board of Directors. Benefits under this plan are funded as accrued. The SERP was terminated effective July 31, 2006 and balances totaling approximately $363,000 will be paid in the first quarter of fiscal year 2007.

The Company does not offer any benefits that would result in a liability under either SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" or SFAS No. 112 "Employers' Accounting for Post Employment Benefits."

k.	Stock based compensation

The Company adopted FAS 123(R), Share-Based Payment, effective August 1, 2005. The Statement requires companies to expense the value of employee stock options and similar awards. Under FAS 123(R), SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. The unearned stock compensation balance of $158,993 as of July 31, 2005, which was accounted for under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), was reclassified into additional paid-in-capital upon adoption of SFAS 123(R). Additionally, the Company elected the "short-cut" method to calculate the pool of windfall tax benefits.  The impact on the Company's financial statements was not material.

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

Management designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. Ecology and Environment, Inc. has three reportable segments which are differentiated by product line: consulting services, analytical laboratory services, and aquaculture. The consulting services segment provides broad based environmental service encompassing audits and impact assessments, surveys, air and water quality management, environmental engineering, environmental infrastructure planning, and industrial hygiene and occupational health studies to a worldwide base of customers. The analytical laboratory provided analytical testing services to industrial and governmental clients for the analysis of waste, soil and sediment samples.

o.	Impairment of Long-Lived Assets

The Company accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 required that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows (undiscounted) expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value. An impairment loss of $442,000 ($139,000 net of minority interest and tax) was recognized in fiscal year 2004 for the long-term assets at the Company's fish farm in Jordan. The impaired assets consisted of buildings, improvements and equipment which are continued to be held for use.

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

In April 2005, the Company recorded an additional impairment loss on its remaining ASC land and building assets in the amount of $1.2 million. This was the result of information obtained from various commercial brokers in April 2005 that provided the Company with additional information on current market conditions affecting the value of the real estate. The reduced valuation is based on the likelihood that the facility will not be sold to an existing laboratory or research company, but will rather be sold as combination office and warehouse space. The testing equipment was sold during the third quarter of fiscal year 2005. Although business operations have ceased at the ASC, the impairment losses are shown in the accompanying financial statements at July 31, 2006 as from continuing operations due to the uncertainty that the remaining assets can by sold within one year under current market conditions.

p.	American Jobs Creation Act of 2004

In October 2004, Congress passed, and the President signed into law, the American Jobs Creation Act of 2004 (the “Act”). Some key provisions of the act affecting the Company were the repeal of the United States export tax incentive known as the extraterritorial income exclusion (EIE) and the implementation of a domestic manufacturing deduction. The EIE is phased out over the calendar years 2005 and 2006 with an exemption for binding contracts with unrelated persons entered into before September 18, 2003. These phase-out provisions will allow the Company to maintain an EIE deduction of an undeterminable amount through fiscal year 2007. The Company believes that it will accrue some benefits from the domestic manufacturing deduction, although such benefits are not expected to be material. The domestic manufacturing deduction will be phased in over a six-year period beginning with the Company’s fiscal year 2005. Under the Act’s repatriation provisions, the Company repatriated approximately $77,000 during the fourth quarter of fiscal year 2006.

q.	Cash Flow Revision

The Company has revised its 2005 and 2004 consolidated statement of cash flows to separately disclose operating, investing and financing portions of cash flows attributable to discontinued operations. The Company had previously reported these as separate amounts with cash flows from continuing operations within each category.

3.	Cash and Cash Equivalents

The Company's policy is to invest cash in excess of operating requirements in income-producing short-term investments. At July 31, 2006 and 2005, short-term investments consist of commercial paper and money market funds and are carried at cost. Short-term investments amounted to approximately $55,000 and $52,000 at July 31, 2006 and 2005, respectively, and are reflected in cash and cash equivalents in the accompanying consolidated balance sheet and statement of cash flows.

For purposes of the consolidated statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. Cash paid for interest amounted to approximately $96,000, $122,000, and $139,000 in fiscal years 2006, 2005 and 2004, respectively. Cash paid for income taxes amounted to approximately $1.3 million, $897,000, and $2.3 million in fiscal years 2006, 2005 and 2004, respectively.

4.	Investment Securities

    The amortized cost and estimated fair values of investment securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
July 31, 2006

Investment securities available for sale:
Mutual funds	$92,638	$4,922	$97,560

July 31, 2005

Investment securities available for sale:
Mutual funds	$89,359	$6,424	$95,783
Municipal notes and bonds	24,750	---	24,750

	$114,100	$6,424	$120,533

During fiscal year 2004, the Company sold mutual funds valuing $3,899,300. There were no sales of investment securities recorded in fiscal years 2006 and 2005.

5.	Contract Receivables, net

	July 31,

	2006	2005

United States government -
Billed	$3,040,081	$2,418,683
Unbilled	3,454,074	3,801,977
	6,494,155	6,220,660

Industrial customers and state and municipal governments -
Billed	29,481,874	22,065,280
Unbilled	3,360,808	5,348,293
	32,842,682	27,413,573

Less allowance for doubtful accounts and contract adjustments -	(2,325,460)	(2,262,230)

	$37,011,377	$31,372,003

United States government receivables arise from long-term U.S. government prime contracts and subcontracts. Unbilled receivables result from revenues which have been earned, but are not billed as of period-end. The above unbilled balances are comprised of incurred costs plus fees not yet processed and billed; and differences between year-to-date provisional billings and year-to-date actual contract costs incurred and fees earned of approximately ($683,000) at July 31, 2006 and $179,000 at July 31, 2005. Management anticipates that the July 31, 2006 unbilled receivables will be substantially billed and collected in fiscal year 2007. Included in the balance of receivables for industrial customers and state and municipal customers are receivables due under the contracts in Kuwait and Saudi Arabia of $12.2 million and $8.5 million at July 31, 2006 and 2005, respectively. Within the above billed balances are contractual retainages in the amount of approximately $764,000 at July 31, 2006 and $713,000 at July 31, 2005. Management anticipates that the July 31, 2006 retainage balance will be substantially collected in fiscal year 2007. Included in other accrued liabilities is an additional allowance for contract adjustments relating to potential cost disallowances on amounts billed and collected in current and prior years' projects of approximately $3.4 million at July 31, 2006 and $2.5 million at July 31, 2005. Also included in other accrued liabilities is a reclassification of billings in excess of recognized revenues of approximately $4.0 million at July 31, 2006 and $1.8 million at July 31, 2005. An allowance for contract adjustments is recorded for contract disputes and government audits when the amounts are estimatable.

The contracts in Saudi Arabia are through the Company's majority owned (66 2/3%) subsidiary Ecology and Environment of Saudi Arabia Co., LTD. (EESAL). The Company has an agreement with its minority shareholder to divide any profits in EESAL from the current contracts equally, and to pay to the minority shareholder a commission of 5% of the total contract values. The commission and additional profit sharing covers on-going representation in the Kingdom, logistical support including the negotiation and procurement of Saudi national personnel, facilities, equipment, licenses, permits, and any other support deemed necessary in the implementation and performance of the Saudi contracts. As of July 31, 2006, the Company has incurred expense of $1,991,000 ($15,000 in fiscal year 2006, $141,000 in fiscal year 2005, $944,000 in fiscal year 2004, $505,000 in fiscal year 2003 and $386,000 in fiscal year 2002) under the terms of this commission agreement.

6.	Property, Building and Equipment, net

	July 31,
	2006	2005

Land	$543,051	$543,051
Buildings	11,112,042	11,099,757
Laboratory and other equipment	2,917,387	2,802,880
Information technology equipment	5,815,183	5,281,679
Office furniture and equipment	2,211,654	2,140,598
Leasehold improvements and other	1,431,521	1,302,449

	$24,030,838	$23,170,414

Less accumulated depreciation and amortization	(16,254,606)	(15,202,531)

	$7,776,232	$7,967,883

7.	Line of Credit

The Company maintains an unsecured line of credit available for working capital and letters of credit of $20 million with a bank at one-half percent below the prevailing prime rate. A second line of credit has been established at another bank for up to $13.5 million exclusively for letters of credit and is renewed annually. At July 31, 2006 and 2005, the Company had letters of credit outstanding totaling approximately $1.5 million and $2.4 million, respectively. At July 31, 2006 and 2005, there were no borrowings for working capital against the lines of credit.  The Company is in compliance with all bank loan covenants at July 31, 2006.

8.	Debt and Capital Lease Obligations

Debt inclusive of capital lease obligations at July 31 consists of the following:
	FY 2006	FY 2005

Various bank loans and advances at interest rates ranging from 5% to 14 ½ %	$531,070	$508,978
Capital lease obligations at varying interest rates averaging 12%	213,776	143,146
	744,846	652,124

Less: current portion of debt and capital lease obligations	(403,182)	(324,071)

Long-term debt and capital lease obligations	$341,664	$328,053

The aggregate maturities of long-term debt and capital lease obligations at July 31, 2006 are as follows:

Amount

FY 2007	$403,182
FY 2008	139,845
FY 2009	60,365
FY 2010	31,292
FY 2011	26,347
Thereafter	83,815

$744,846

9.	Income Taxes

Income (loss) from continuing operations, net of minority interests, before provision (benefit) for income taxes consists of:

	Fiscal Year
	2006	2005	2004

US	$5,027,092	$(3,534,726)	$4,319,267
Foreign	(276,592)	286,030	268,942

	$4,750,500	$(3,248,696)	$4,588,209

The income tax provision (benefit) from continuing operations, net of minority interests, consists of the following:

	Fiscal Year
	2006	2005	2004

Current:
Federal	$2,340,755	$(828,582)	$692,639
State	369,118	103,991	113,136
Foreign	328,330	169,443	909,812

	$3,038,203	$(555,148)	$1,715,587

Deferred:
Federal	$(926,101)	$(1,074,049)	$189,779
State	(84,455)	(195,450)	50,228
	$(1,010,556)	$(1,269,499)	$240,007

	$2,027,647	$(1,824,647)	$1,955,594

The provision (benefit) for income taxes on income (loss) from continuing operations, net of minority interests, differs from the federal statutory rate due to the following:

	2006	2005	2004

Federal tax	34.0%	(34.0%)	34.0%
State tax, net	4.4%	1.2%	3.4%
Tax exempt interest	0.0%	0.0%	(0.6%)
Foreign operations	5.9%	3.3%	12.9%
Extraterritorial income tax	(1.7%)	(3.4%)	(7.7%)
Re-evaluation of tax contingencies	0.0%	(20.3%)	0.0%
Other	0.1%	(3.0%)	0.6%

Total	42.7%	(56.2%)	42.6%

Deferred tax assets (liabilities) are comprised of the following:

	Fiscal Year
	2006	2005

Contract and other reserves	$3,664,043	$2,879,672
Discontinued operations	1,662,279	1,784,013
Fixed assets and intangibles	1,080,122	913,784
Accrued compensation	737,398	669,224
Unearned stock compensation	28,506	102,576
Other	107,141	114,041
Gross deferred tax assets	$7,279,489	$6,463,310

State income taxes	(332,617)	(320,297)
Investment in foreign subsidiary	---	(81,581)
Gross deferred tax liabilities	(332,617)	(401,878)
Net deferred tax asset	$6,946,872	$6,061,432

The Company has not recorded income taxes applicable to undistributed earnings of all other foreign subsidiaries that are indefinitely reinvested in those operations. At July 31, 2006, these amounts relate primarily to operations in Saudi Arabia and Chile of approximately $1,300,000.

The Company is currently under audit by the Internal Revenue Service for the taxable years 2003 through 2004. The Company believes that adequate provisions have been made with respect to the federal tax audit and the Company believes the resolution of such audit will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows. There are no other significant domestic or foreign tax audits in process or pending.

In June 2006, the FASB issued FIN 48, an interpretation of SFAS 109. FIN 48 clarifies the accounting for uncertainty in income taxes and reduces the diversity in current practice associated with the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return by defining a “more-likely-than-not” threshold regarding the sustainability of the position. The Company is required to adopt FIN 48 in the fiscal year ended July 31, 2008. The Company is currently evaluating the impact of FIN 48 on its financial statements.

The Company’s tax benefit related to continuing operations for the fiscal year ended July 31, 2005 in the amount of $1.8 million reflects an additional benefit of $660,000 as a result of a change in its estimated reserves for income tax audits. These reserves were re-evaluated and a downward adjustment was made to accommodate the close-out of Internal Revenue service audits of the Company’s fiscal years 2002 and 2003 as reported to the Company in early May 2005.

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

Under the Company's incentive stock option plan (the "plan"), key employees, including officers of the Company, were granted options to purchase shares of Class A Common stock at an option price of at least 100% of the shares' fair market value at the date of grant. Shares become exercisable after a minimum holding period of five years from the date of grant and expire after a period of ten years from the date of grant. A total of 209,390 shares were granted under the plan. The plan was terminated in March of 1996 and all options expired during fiscal year 2006.

Activity under the plan is as follows:

Options outstanding at July 31, 2003 at a weighted average price at $9.28 per share	33,390

Exercised shares	2,150
Cancelled shares at $7.25 per share	500
Expired shares at $12.38 per share	10,290
Options outstanding at July 31, 2004 at a weighted average price of $7.96 per share	20,450

Exercised shares at $7.25 per share	250
Cancelled shares	1,700
Expired shares at $9.00 per share	8,100
Options outstanding at July 31, 2005 at a weighted average price of $7.25 per share	10,400

Exercised shares at $7.25 per share	1,200
Expired shares at $7.25 per share	9,200
Options outstanding at July 31, 2006	---

The Company estimates that if it elected to measure compensation cost for employee stock based compensation arrangements under SFAS No. 123, it would not have caused net income and earnings per share for fiscal years 2004 - 2005 to be materially different from their reported amounts.

c.	Stock Award Plan

Effective March 16, 1998, the Company adopted the Ecology and Environment, Inc. 1998 Stock Award Plan (the “1998 Plan”). To supplement the 1998 Plan, the 2003 Stock Award Plan (the "2003 Plan") was approved by the shareholders at the annual meeting held in January 2004 (the 1998 Plan and the 2003 Plan are collectively referred to as the “Award Plan”). The 2003 Plan will terminate on October 15, 2008. Under the Award Plan key employees (including officers) of the Company or any of its present or future subsidiaries may be designated to receive awards of Class A common stock of the Company as a bonus for services rendered to the Company or its subsidiaries, without payment therefore, based upon the fair market value of the common stock at the time of the award. The Award Plan authorizes the Company’s board of directors to determine for what period of time and under what circumstances awards can be forfeited.

The Company issued 33,531 shares in fiscal year 2005 and 47,795 shares in fiscal year 2004 pursuant to the Award Plan. Unearned compensation is recorded at the time of issuance and is being amortized over the vesting period.

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

The Company rents certain office facilities and equipment under non-cancelable operating leases. The Company also rents certain facilities for servicing project sites over the term of the related long-term government contracts. These contracts provide for reimbursement of any remaining rental commitments under such lease agreements in the event that the government terminates the contract

At July 31, 2006, future minimum rental commitments, net of estimated amounts allocable to government contracts with rental cost reimbursement clauses, were as follows:

Fiscal Year	Gross	Reimbursable	Net

2007	$1,877,852	$155,509	$1,722,343
2008	1,240,036	146,303	1,093,733
2009	868,772	149,070	719,702
2010	646,855	153,955	492,900
2011	498,383	141,283	357,100
Thereafter	368,407	180,001	188,406

Gross rental expense under the above lease commitments for 2006, 2005, and 2004 was approximately $2.7 million, $3.0 million and $3.0 million, respectively.

13.	Defined Contribution Plans

Contributions to the defined contribution plan and supplemental retirement plan are discretionary and determined annually by the Board of Directors. The total expense under the plans for fiscal years 2006, 2005, and 2004 was approximately $1.3 million, $1.3 million and $1.5 million, respectively.

14.	Earnings Per Share

The computation of basic earnings per share reconciled to diluted earnings per share follows:

	Fiscal Year

	2006	2005	2004

Income (loss) from continuing operations available to common stockholders	$2,722,853	$(1,424,049)	$2,632,615
Loss from discontinued operations available to common stockholders	(140,266)	(162,491)	(231,298)

Income (loss) available to common stockholders	$2,582,587	$(1,586,540)	$2,401,317

Weighted-average common shares outstanding (basic)	3,981,226	3,962,699	3,985,716

Basic earnings per share:
Continued operations	$0.68	$(0.36)	$0.66
Discontinued operations	(0.04)	(0.04)	(0.06)

Basic earnings (loss) per share	$0.64	$(0.40)	$0.60

Incremental shares from assumed conversions of stock options and restricted stock awards	7,610	---	55,526

Adjusted weighted-average common shares outstanding	3,988,836	3,962,699	4,041,242
Diluted earnings per share:
Continued operations	$0.68	$(0.36)	$0.65
Discontinued operations	(0.04)	(0.04)	(0.06)

Diluted earnings (loss) per share	$0.64	$(0.40)	$0.59

As of December 12, 2005, all outstanding stock options expired. At July 31, 2005, there were 10,400 stock options outstanding with an exercise price of $7.25, which was not included in the above calculations due to their antidilutive nature.

15.	Commitments and Contingencies

From time to time, the Company is named defendant in legal actions arising out of the normal course of business. The Company is not a party to any pending legal proceeding the resolution of which the management of the Company believes will have a material adverse effect on the Company’s results of operations or financial condition or to any other pending legal proceedings other than ordinary, routine litigation incidental to its business. The Company maintains liability insurance against risks arising out of the normal course of business.

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

On January 8, 2005 Othman Al-Rashed and Kuwaiti Engineering Group (KEG) filed a lawsuit in New York State Supreme Court, County of New York, as Plaintiffs, against the Consortium of International Consultants, LLC (CIC) and Safege Consulting Engineers (Safege) as Defendants which legal proceeding was described in Part II, Item 1, Legal Proceedings of the Company’s Quarterly Report for the quarterly period ended April 30, 2005 on Form 10-Q. The Plaintiff served an Amended Complaint on the Defendants in July 2005. CIC is a majority-owned subsidiary of the Company, which entered into a multi-year monitoring and assessment contract in Kuwait (the Project). As a result of the amended complaint, the Company is not named as a defendant in the lawsuit and CIC is only named as a nominal party against which the Plaintiffs are not seeking relief. The Amended Complaint alleges claims against Defendant Safege in connection with the Project and seeks damages of $5,000,000 for a breach of contract claim and a further claim by KEG against Safege for $10,000,000 of punitive damages. The Company believes that the claims in this lawsuit are either without merit or are the sole responsibility of Safege.

On or about October 28, 2005 several Plaintiffs filed an action in District Court in the City and County of Boulder, Colorado, Case No. 05 CV 1008, against three named Defendants, one of which is Walsh Environmental Scientists & Engineers, LLC (Walsh). Walsh is a majority-owned subsidiary of the Company. The Company is not named as a Defendant. The Plaintiff’s Complaint alleges claims of negligence, breach of contract and trespass for unspecified damages against the Defendants resulting from a forest fire that ignited from a fallen power line during a wind storm that took place in Boulder County, Colorado in October 2003. Walsh’s legal counsel has received other communication from the Plaintiff’s attorneys, which indicates that Plaintiffs may be seeking damages, in the aggregate, in excess of $17,000,000. The Company’s liability insurance extends to its subsidiaries. Walsh believes the claims asserted against it are without merit and intends to vigorously defend this lawsuit.

16.	Recent Accounting Pronouncements

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.

Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the "roll-over" method and the "iron curtain" method. The roll-over method focuses primarily on the impact of a misstatement of the income statement--including the reversing effect of prior year misstatements--but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. We currently use the roll-over method for quantifying identified financial statement misstatements.

In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company's financial statements and the related financial statement disclosures. This model is commonly referred to as a "dual approach" because it requires quantification of errors under both the iron curtain and the roll-over methods.

SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the "dual approach" had always been used or (ii) recording the cumulative effect of initially applying the "dual approach" as adjustments to the carrying values of assets and liabilities as of August 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of the "cumulative effect" transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose.

The Company will initially apply the provisions of SAB 108 using the cumulative effect transition method in fiscl year 2007.  When we initially apply the provision of SAB 108, management anticipates that the impact on the Company's financial statements will not be material.

In June 2006, the FASB issued FIN 48, an interpretation of SFAS 109. FIN 48 clarifies the accounting for uncertainty in income taxes and reduces the diversity in current practice associated with the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return by defining a “more-likely-than-not” threshold regarding the sustainability of the position. The Company is required to adopt FIN 48 in the fiscal year ended July 31, 2008. The Company is currently evaluating the impact of FIN 48 on its financial statements.

17.	Acquisitions

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

On January 8, 2004 the Company entered into an agreement to grant a forty-eight percent stake in its Brazilian subsidiary, Ecology and Environment do Brasil, Ltda. (a limited partnership), to three new partners. The new partners are responsible for the in-country marketing and operations of the subsidiary. Any previous earnings, assets and liabilities remained with Ecology and Environment, Inc. The Company has provided an $80,000 capital contribution to move the office operations from Sao Paulo to Rio de Janeiro. Rio de Janeiro is where the company believes it will have a more strategic location to market its target clients. During fiscal year 2005, two of the local partners entered into an agreement to purchase the other local partner’s shares. This purchase was completed in fiscal year 2006 and had no significant impact the operations of the Brazilian subsidiary.

During the second quarter of fiscal year 2005, the Company formed three new subsidiaries as well as a joint venture. These entities were formed for the purpose of obtaining future work for the Company in the Middle East, Russia, and the State of California. The new entities are as follows: MiddleEast Environmental Consultants, LLC (MEC); E&E International, LLC; E&E Environmental Services, LLC; and E&E Ward BMS Consulting Association (Joint Venture). As of July 31, 2006, only MEC and E&E Ward BMS Consulting Association were operational.

In June 2005, the Company signed an agreement to sell its 50% ownership in Beijing YiYi Ecology and Environment Engineering Co., LTD to an existing partner for $240,000. This transaction results in a loss of $72,000 and was recorded in the accompanying results of operations for fiscal year 2005.

During fiscal year 2005, members of Walsh Unit Holders LLC exercised their options to purchase an additional 1,146 shares of Walsh Environmental Scientists and Engineers, LLC at a cost of $30,360. This caused the EEI, Inc ownership percentage in this company to drop by 1.7%. There are no additional purchase options outstanding as they expired on June 30, 2005. This caused a reduction in the ownership percentage of EEI, Inc. from 60% to 58.3%.

19.	Goodwill

In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting. Statement No. 142 discusses how intangible assets that are acquired should be accounted for in financial statements upon their acquisition and also how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Beginning on August 1, 2001 with the adoption of Statement No. 142, goodwill existing on July 31, 2001, is no longer being amortized. Rather the remaining goodwill of approximately $740,000 is subject to an annual assessment for impairment. During fiscal year 2006, this test did not result in any charges.

20.	Shrimp Farm - Discontinued Operations

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

Operating results for the discontinued Frutas Marinas S.A. are as follows:

	FY 2006	FY 2005	FY 2004

Net revenues	$3,676	$25,736	$	---

Operating loss before income tax benefit	(226,089)	(236,625)		(354,550)
Provision for income tax benefit	85,823	74,144		123,252

Loss on discontinued operations	$(140,266)	$(162,491)		$(231,298)

21.	Impairment of Long-Lived Assets

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

In January 2005, the Company recognized a $1.6 million impairment loss as a result of its decision to close its Analytical Services Center (ASC) located in Lancaster, New York. At that time, the impairment of the land and buildings was determined based on the results of an independent appraisal and the equipment values were determined by equipment offers the Company had received. The impairment was precipitated by the Company’s decision to close the operation rather than to sustain further losses while attempting to sell the segment as an on-going business. Continued losses incurred in this segment as a result of market price deterioration and a reduced emphasis by the Federal government on analytical laboratory testing was the basis for this decision. In April 2005, the Company recorded an additional impairment loss on its remaining ASC land and building assets in the amount of $1.2 million. This was the result of meetings with various commercial brokers that provided the Company with additional information on current market conditions affecting the value of the real estate. The reduced valuation is based on the likelihood that the facility will not be sold to an existing laboratory or research company, but will rather be sold as combination office and warehouse space. The testing equipment was sold during the third quarter of fiscal year 2005. Although all business operations have ceased, the ASC impairment losses are shown in the accompanying financial statements as from “continuing operations” due to the uncertainty that the assets can be sold within one year under current market conditions.

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

Reportable segments for the fiscal year ended July 31, 2006 are as follows:

				Aquaculture
	Consulting	Analytical		Continued		Discontinued		Elimination		Total

Net revenues from external customers	$81,784,255	$	---		$51,265	$	---	$	---	$81,835,520
Intersegment net revenues	---		---		---		---		---	---

Consolidated net revenues	$81,784,255	$	---		$51,265	$	---	$	---	$81,835,520

Depreciation expense	$1,151,439	$	---		$12,656	$	---			$1,164,095
Segment profit (loss) before income taxes and minority interest	$5,291,878	$	---		$(115,863)		$(226,089)			$4,949,926
Segment assets	$66,823,384		$2,100,000		$198,000		$31,000			$69,152,384
Expenditures for long-lived assets - gross	$985,323	$	---	$	---	$	---			$985,323

Geographic Information:
	Net Revenues (1)	Long-Lived Assets - Gross

United States	$69,390,520	$22,258,838
Foreign Countries	12,445,000	1,772,000

(1)	Net revenues are attributed to countries based on the location of the customers. Net revenues in foreign countries include $2.1 million in Kuwait.

Reportable segments for the fiscal year ended July 31, 2005 are as follows:

				Aquaculture
	Consulting	Analytical		Continued		Discontinued		Elimination		Total

Net revenues from external customers (1)	$72,327,559		$2,005,782		$127,169	$	---	$	---	$74,460,510
Intersegment net revenues	668,663		---		---		---		(668,663)	---

Consolidated net revenues	$72,996,222		$2,005,782		$127,169	$	---		$(668,663)	$74,460,510

Depreciation expense	$1,169,572		$318,806		$12,657	$	---			$1,501,035
Segment profit (loss) before income taxes and minority interest	$1,279,209		$(3,888,153)		$(8,789)		$(236,635)			$(2,854,368)
Segment assets	$53,536,535		$2,100,000		$314,000		$27,000			$55,977,535
Expenditures for long-lived assets - gross	$246,290	$	---	$	---	$	---			$246,290

Geographic Information:
	Net Revenues (1) (2)	Long-Lived Assets - Gross

United States	$61,058,510	$22,651,414
Foreign Countries	13,402,000	519,000

(1)	Net revenue of $27,536 from discontinued operations is excluded from this table.
(2)	Net revenues are attributed to countries based on the location of the customers. Net revenue in foreign countries includes $2.7 million in Saudi Arabia and $3.5 million in Kuwait.

Reportable segments for the fiscal year ended July 31, 2004 are as follows:

			Aquaculture
	Consulting	Analytical	Continued		Discontinued		Elimination		Total

Net revenues from external customers (1)	$84,464,323	$5,002,770		$33,340	$	---	$	---	$89,500,523
Intersegment net revenues	995,510	---		---		---		(995,510)	---

Consolidated net revenues	$85,459,833	$5,002,770		$33,430	$	---		$(995,510)	$89,500,523

Depreciation expense	$1,006,661	$544,636		$55,472	$	---			$1,606,769
Segment profit (loss) before income taxes and minority interest	$7,976,832	$(1,378,988)		$(597,438)		$(354,550)			$5,645,856
Segment assets	$54,992,626	$7,447,000		$34,000		$30,000			$62,503,626
Expenditures for long-lived assets - gross	$1,624,260	$72,828	$	---	$	---			$1,697,088

Geographic Information:
	Net Revenues (1) (2)	Long-Lived Assets - Gross

United States	$55,729,523	$26,687,802
Foreign Countries	33,771,000	474,000

(1)	Net revenue of $13,641 from discontinued operations is excluded from this table (sale of remaining inventories and miscellaneous supplies).
(2)	Net revenues are attributed to countries based on the location of the customers. Net revenue in foreign countries includes $16.6 million in Saudi Arabia and $10.0 million in Kuwait.

ECOLOGY AND ENVIRONMENT, INC.
SCHEDULE II
Allowance for Doubtful Accounts and Other Reserves
Years Ended July 31, 2006, 2005, and 2004

Year ended	Balance at beginning of period	Charged to cost and expense	Deduction	Balance at end of year

July 31, 2006	$5,620,133	$1,524,049	$448,236	$6,695,946
July 31, 2005	5,752,596	467,954	600,417	5,620,133
July 31, 2004	5,853,983	627,028	728,415	5,752,596

Selected quarterly financial data (unaudited)
(In thousands, except per share information)

2006	First	Second	Third	Fourth

Gross revenues	$23,525	$24,029	$27,154	$23,347
Net revenues	20,275	19,853	21,253	20,455
Gross profit	10,009	9,739	10,671	10,538
Income from operations	1,580	1,300	1,365	1,426
Income from continuing operations before income taxes and minority interest	1,438	1,130	1,333	1,275

Net income from continuing operations	783	656	648	636
Net loss from discontinued operations	(37)	(28)	(28)	(47)
Net income	$746	$628	$620	$589

Net income (loss) per common share: basic
Continuing operations	$.20	$.16	$.16	$.16
Discontinued operations	(.01)	(.01)	(.01)	(.01)
Net income (loss) per common share: basic	$.19	$.15	$.15	$.15

Net income per common share: diluted
Continuing operations	$.20	$.16	$.16	$.16
Discontinued operations	(.01)	(.01)	(.01)	(.01)
Net income per common share: diluted	$.19	$.15	$.15	$.15

2005	First	Second	Third	Fourth

Gross revenues	$22,716	$21,172	$23,717	$23,746
Net revenues	19,158	17,414	19,036	18,852
Gross profit	9,571	8,144	9,346	9,384
Income (loss) from operations	420	(2,200)	(1,364)	1,193
Income from continuing operations before income taxes and minority interest	303	(2,383)	(1,512)	974

Net income (loss) from continuing operations	52	(1,731)	(317)	572
Net loss from discontinued operations	(47)	(32)	(29)	(54)
Net income (loss)	$5	$(1,763)	$(346)	$518

Net income (loss) per common share: basic
Continuing operations	$.01	$(.44)	$(.08)	$.15
Discontinued operations	(.01)	(.01)	(.01)	(.01)
Net income (loss) per common share: basic	$-	$(.45)	$(.09)	$.14

Net income (loss) per common share: diluted
Continuing operations	$.01	$(.44)	$(.08)	$.15
Discontinued operations	(.01)	(.01)	(.01)	(.01)
Net income (loss) per common share: diluted	$-	$(.45)	$(.09)	$.14

2004	First	Second	Third	Fourth

Gross revenues	$26,942	$27,785	$29,227	$26,668
Net revenues	22,257	20,981	24,665	21,597
Gross profit	9,619	9,574	10,967	10,323
Income from operations	1,311	1,792	1,674	1,167
Income from continuing operations before income taxes and minority interest	1,401	1,855	1,726	1,018

Net income (loss) from continuing operations	759	1,017	864	(8)
Net loss from discontinued operations	(63)	(51)	(56)	(61)
Total net income (loss)	$696	$966	$808	$(69)

Net income (loss) per common share: basic
Continuing operations	$.19	$.25	$.21	$.00
Discontinued operations	(.02)	(.01)	(.01)	(.02)
Net income (loss) per common share: basic	$.17	$.24	$.20	$(.02)

Net income (loss) per common share: diluted
Continuing operations	$.19	$.25	$.21	$.00
Discontinued operations	(.02)	(.01)	(.01)	(.02)
Net income (loss) per common share: diluted	$.17	$.24	$.20	$(.02)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None to report.

Item 9A.	Controls and Procedures

Company management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2005. In designing and evaluating the Company's disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that, as of July 31, 2006, the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to its chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms. There have been no significant changes in internal controls over financial reporting during the period covered by this report.

Item 9B.	Other Information

None to report.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The following table sets forth the names, ages and positions of the Directors and executive officers of the Company.

Name	Age	Position

Gerhard J. Neumaier	69	President and Director

Frank B. Silvestro	69	Executive Vice President and Director

Gerald A. Strobel	66	Executive Vice President of Technical Services and Director

Ronald L. Frank	68	Executive Vice President of Finance, Secretary, Treasurer and Director

Gerard A. Gallagher, Jr.	75	Director

Roger J. Gray	66	Senior Vice President

Laurence M. Brickman	62	Senior Vice President

Harvey J. Gross	78	Director

Ross M. Cellino	73	Director

Timothy Butler	65	Director

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

Mr. Gallagher joined the Company in 1972. In March 1979, he became a Vice President of Special Projects and in February 1986 he became a Director. In August 1986 he became a Senior Vice President of Special Projects. Mr. Gallagher has a B.S. in physics. Mr. Gallagher retired as an officer of the Company in February 2001.

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

Mr. Butler is a Director representing Class A shareholders. Mr. Butler is a retired bank executive with 38 years of experience as a senior bank officer concentrating in business lending and finance.

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

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer and controller, as well as all other employees and the directors of the Company. The code of ethics, which the Company calls its Code of Business Conduct and Ethics, was filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended July 31, 2004 and posted on the Company's website at www.ene.com. If the Company makes any substantive amendments to, or grants a waiver (including an implicit waiver) from, a provision of its code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, and that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, the Company will disclose the nature of such amendment or waiver in a current report on Form 8-K.

Item 11. Executive Compensation

There is shown below information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended July 31, 2004, 2005 and 2006 of those persons who were at July 31, 2006 (i) the chief executive officer and (ii) the four other most highly compensated executive officers with annual salary and bonus for the fiscal year ended July 31, 2006 in excess of $100,000. In this report, the five persons named in the table below are referred to as the "Named Executives."

SUMMARY COMPENSATON TABLE
		Annual Compensation			Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary	Bonus (1)	Other	Stock Incentive Options (Shares)	Restricted Stock Awards (3)	Long-Term Compensation Payouts	All Other (2)

Gerhard J. Neumaier	2006	$290,289	$45,000	-0-	-0-	-0-	-0-	$18,164
President and Director	2005	$286,847	$-0-	-0-	-0-	-0-	-0-	$14,962
	2004	$278,897	$30,000	-0-	-0-	-0-	-0-	$16,035

Frank B. Silvestro	2006	$251,526	$45,000	-0-	-0-	-0-	-0-	$16,712
Executive Vice President	2005	$261,436	$-0-	-0-	-0-	-0-	-0-	$13,638
and Director	2004	$253,730	$30,000	-0-	-0-	-0-	-0-	$14,724

Ronald L. Frank	2006	$211,658	$45,000	-0-	-0-	-0-	-0-	$14,218
Executive Vice President	2005	$247,359	$-0-	-0-	-0-	-0-	-0-	$12,934
of Finance, Secretary,	2004	$253,730	$30,000	-0-	-0-	-0-	-0-	$14,724
Treasurer, and Director

Gerald A. Strobel	2006	$264,573	$45,000	-0-	-0-	-0-	-0-	$16,864
Executive Vice President	2005	$261,436	$-0-	-0-	-0-	-0-	-0-	$13,638
of Technical Services and	2004	$253,730	$30,000	-0-	-0-	-0-	-0-	$14,724
Director

Laurence M. Brickman	2006	$164,474	$21,000	-0-	-0-	-0-	-0-	$10,085
Senior Vice President	2005	$162,524	$-0-	-0-	-0-	-0-	-0-	$8,478
	2004	$158,366	$12,000	-0-	-0-	$8,000	-0-	$8,845

(1)	Amounts earned for bonus compensation determined by the Board of Directors.
(2)	Represents group term life insurance premiums, contributions made by the Company to its Defined Contribution Plan and Defined Contribution Plan SERP accruals on behalf of each of the Named Executives.
(3)
As of July 31, 2006, there were 884 shares of the Company's Class A Common Stock which was restricted stock issued pursuant to the Company's Stock Award Plan issued to Laurence Brickman having a value of $8,901.

None of the Company's executive officers have employment agreements. Directors, who are not employees of the Company, are paid an annual fee of $29,898 payable quarterly.

Compensation Pursuant to Plans

•
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

•
Supplemental Retirement Plan. In April 1994, the Board of Directors of the Company, in response to changes in the tax code, voted to establish a Supplemental Executive Retirement Plan ("SERP") for purposes of providing retirement benefits to employees including officers of the Company whose retirement benefits under the DC Plan are reduced as a result of the compensation limitation imposed by the tax code change. This plan is a non-qualified plan which provides benefits that would have been lost from the DC Plan due to the imposition of the compensation restriction. As of July 31, 2006, the SERP plan was terminated by the Company. All existing balances will be paid out during the first quarter of fiscal year 2007.

•	Stock Award Plan.

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

The Award Plan is not a qualified plan under Section 401(a) of the Internal Revenue Code. The plan permits grants of the award for a period of five (5) years from the date of adoption. As of July 31, 2006, 164,720 shares of Class A common stock have been issued under the 1998 Plan and awards for 72,130 shares of Class A common stock had been granted which had not been forfeited.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The following table sets forth, as of September 30, 2006, the number of outstanding shares of Class A Common Stock and Class B Common Stock of the Company beneficially owned by each person known by the Company to be the beneficial owner of more than 5 percent of the then outstanding shares of Common Stock:

	Class A Common Stock		Class B Common Stock
Name and Address (1)	Nature and Amount of Beneficial Ownership (2) (3)	Percent of Class as Adjusted (3)	Nature and Amount of Beneficial Ownership (2) (3)	Percent Of Class

Gerhard J. Neumaier*	359,911	13.0%	345,894	21.3%
Frank B. Silvestro*	276,937	10.2%	276,937	17.1%
Ronald L. Frank*	202,459	7.7%	189,544	11.7%
Gerald A. Strobel*	208,578	7.9%	208,578	12.8%
Franklin Resources, Inc.	215,000	8.9%	---	---
Wedbush, Inc. (4)	227,300	9.4%	---	---

*See Footnotes in next table.

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

(3)
There are 2,427,463 shares of Class A Common Stock issued and outstanding and 1,643,914 shares of Class B Common Stock issued and outstanding as of September 30, 2006. The figures in the "as adjusted" columns are based upon these totals and except as set forth in the preceding sentence, upon the assumptions described in footnote 2 above.

(4)	Includes 87,000 shares owned by Edward W. Wedbush and 3,000 shares owned by Wedbush Morgan Securities, Inc.

Security Ownership of Management

The following table sets forth certain information regarding the beneficial ownership of the Company's Class A Common Stock and Class B Common Stock as of September 30, 2006, by (i) each Director of the Company and (ii) all Directors and officers of the Company as a group.

	Class A Common Stock		Class B Common Stock
Name (1)	Nature and Amount of Beneficial Ownership (2) (3)	Percent of Class as Adjusted (3)	Nature and Amount of Beneficial Ownership (2) (3)	Percent of Class

Gerhard J. Neumaier* (5) (11)	359,911	13.0%	345,894	21.3%
Frank B. Silvestro* (11)	276,937	10.2%	276,937	17.1%
Ronald L. Frank* (6) (11)	202,459	7.7%	189,544	11.7%
Gerald A. Strobel* (7) (11)	208,578	7.9%	208,578	12.8%
Harvey J. Gross (8)	80,047	3.2%	80,047	4.9%
Gerard A. Gallagher, Jr.	61,641	2.5%	61,300	3.8%
Ross M. Cellino (9)	16,111	*	1,050	*
Roger Gray	9,816	*	5,662	*
Timothy Butler	1,600	*	---	---
Directors and Officers Group (10) (10 individuals)	1,232,078	34.2%	1,176,939	72.5%

* Less than 0.1%

1.	The address of each of the above shareholders is c/o Ecology and Environment, Inc., 368 Pleasant View Drive, Lancaster, New York 14086.

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

4.
There are 2,427,463 shares of Class A Common Stock issued and outstanding and 1,623,914 shares of Class B Common Stock issued and outstanding as of September 30, 2006. The figure in the "as adjusted" columns are based upon these totals and except as set forth in the preceding sentence, upon the assumptions described in footnotes 2 and 3 above.

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

6.
Includes 8,625 Shares of Class B Common Stock owned by Mr. Frank's former spouse as to which he disclaims beneficial ownership except for the right to vote the shares which he retains pursuant to an agreement with his former spouse. Includes 2,515 shares of Class A Common Stock owned by Mr. Frank's individual retirement account and 9,400 shares of Class A Common Stock owned by Mr. Frank’s 401(k) plan account.

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

10.
Does not include 81,007 shares (45,550 shares of Class A Common Stock and 35,457shares of Class B Common Stock) owned by the Company's Defined Contribution Plan of which Messrs. Gerhard J. Neumaier, Frank, Silvestro and Strobel constitute four of the five trustees of each Plan.

11.	Subject to the terms of the Restrictive Agreement. See "Security Ownership of Certain Beneficial Owners-Restrictive Agreement."

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s Executive Officers and Directors, and persons who beneficially own more than ten percent (10%) of the Company’s stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Executive Officers, Directors and greater than ten percent (10%) beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on a review of the copies of such forms furnished to the Company and written representations from the Company’s Executive Officers and Directors, the Company believes that during the fiscal year ending July 31, 2006 all Section 16(a) filing requirements applicable to its Executive Officers, Directors and greater than ten percent (10%) beneficial owners were complied with by such persons.

Item 13.	Certain Relationships and Related Transactions

Director Gerard A. Gallagher, Jr.’s son, Gerard A. Gallagher, III, serves as a Vice President and Regional Manager of the Company and received aggregate compensation of $139,953 for his services during fiscal year 2006 which included awards for 1,192 shares form the Stock Award Plan. Director Gerhard J. Neumaier’s son, Kevin S. Neumaier, serves as a Vice President of Environmental Sustainability and Chief Information Officer of the Company and received aggregate compensation of $127,212 for his services during fiscal year 2006 which included awards for 1,192 shares from the Stock Award Plan. Mr. Gerhard J. Neumaier’s son-in-law, Michael Shelly, Ph.D., is employed by the Company as an economist and received aggregate compensation of $84,594 for his services during fiscal year 2006 which included awards for 298 shares from the Stock Award Plan. Mr. Gerhard J. Neumaier’s daughter-in-law, Michelle L. Neumaier, is employed by the Company as an IT programmer and received aggregate compensation of $64,156 for her services during fiscal year 2006. The Company believes that compensation for these individuals is commensurate with their peers and their relationships during 2006 were reasonable and in the best interest of the Company.

Item 14.	Principal Accounting Fees and Services

During the fiscal years ended July 31, 2006 and 2005, Schneider Downs & Co., Inc. (SD) provided audit and non-audit services to the Company.  The Audit Committee meets with the Company’s independent registered accounting firm to approve the annual scope of accounting services to be performed, including all audit, audit-related, and non-audit services, and the related fee estimates. The Audit Committee also meets with our independent registered accounting firm, on a quarterly basis, following completion of their quarterly reviews and annual audit before our earnings announcements, to review the results of their work. As appropriate, management and our independent registered accounting firm update the Audit Committee with material changes to any service engagement and related fee estimates as compared to amounts previously approved. Under its charter, the Audit Committee has the authority and responsibility to review and approve, in advance, any audit and proposed permissible non-audit services to be provided to the Company by its independent registered public accounting firm. Set forth below are the aggregate fees billed for these services for the last two fiscal years.

	FY 2006	FY 2005

Audit Fees	$213,200	$162,000
Audit Related Services	38,800	6,000

Grand Total	$252,000	$168,000

Audit Fees: The aggregate fees accrued for professional services rendered for the audit of the Company's financial statements for the fiscal years ended July 31, 2006 and 2005 and for the reviews of the financial statements included in the Company's quarterly reports on Form 10-Q for the fiscal years ended July 31, 2006 and 2005 were $213,300 and $162,000, respectively.  Also included in this number are expenses incurred related to accounting consultation services and S8 filings.

Audit Related Fees: The aggregate fees billed by SD for services rendered to the Company for 401(k), pension plan audits and indirect rate audits during the years ended July 31, 2006 and 2005 were $38,800 and $6,000, respectively.

PART IV

Item 15.	Exhibits, Financial Statements, Schedules

			Page
(a)	1.	Financial Statements

		Reports of Independent Registered Public Accounting Firms	23

		Consolidated Balance Sheets - July 31, 2006 and 2005	24

		Consolidated Statements of Income for the fiscal years ended July 31, 2006, 2005 and 2004	25

		Consolidated Statements of Cash Flows for the Fiscal years ended July 31, 2006, 2005 and 2004	26

		Consolidated Statements of Changes in Shareholders Equity for the fiscal years ended July 31, 2006, 2005 and 2004	27

		Notes to Consolidated Financial Statements	28

	2.	Financial Statement Schedule

		Schedule II - Allowance for Doubtful Accounts and Other Reserves	42

		All other schedules are omitted because they are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

3.	Exhibits

	Exhibit No.	Description

	3.1	Certificate of Incorporation (1)

	3.2	Certificate of Amendment of Certificate of Incorporation filed on March 23, 1970 (1)

	3.3	Certificate of Amendment of Certificate of Incorporation filed on January 19, 1982 (1)

	3.4	Certificate of Amendment of Certificate of Incorporation filed on January 29, 1987 (1)

	3.5	Certificate of Amendment of Certificate of Incorporation filed on February 10, 1987 (1)

	3.6	Restated By-Laws adopted on July 30, 1986 by Board of Directors (1)

	3.7	Certificate of Change under Section 805-A of the Business Corporation Law filed August 18, 1988 (2)

	3.8	Certificate of Change under Section 805-A of the Business Corporation Law filed August 18, 1988 (2)

	4.1	Specimen Class A Common Stock Certificate (1)

	4.2	Specimen Class B Common Stock Certificates (1)

	10.1	Stockholders' Agreement among Gerhard J. Neumaier, Ronald L. Frank, Frank B. Silvestro and Gerald A. Strobel dated May 12, 1970 (1)

	10.4	Ecology and Environment, Inc. Defined Contribution Plan Agreement dated July 25, 1980 as amended on April 28, 1981 and July 21, 1983 and restated effective August 1, 1984 (1)

	10.5	Summary of Ecology and Environment Discretionary Performance Plan (3)

10.6	1998 Ecology and Environment, Inc. Stock Award Plan and Amendments (3)

10.7	2003 Ecology and Environment, Inc. Stock Award Plan (4)

14.1	Code of Ethics (4)

21.5	Schedule of Subsidiaries as of July 31, 2006 (5)

23.1	Consent of Independent Registered Public Accounting Firm - Schneider Downs & Co., Inc. (6)

23.2	Consent of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP (6)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (6)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (6)

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)

Footnotes

(1)	Filed as exhibits to the Company's Registration Statement on Form S-1, as amended by Amendment Nos. 1 and 2, (Registration No. 33-11543), and incorporated herein by reference.

(2)	Filed as exhibits to the Company's Form 10-K for Fiscal Year Ending July 31, 2002, and incorporated herein by reference.

(3)	Filed as exhibits to the Company's 10-K for the Fiscal Year Ended July 31, 2003, and incorporated herein by reference.

(4)	Filed as exhibits to the Company's 10-K for the Fiscal Year Ending July 31, 2004, and incorporated herein by reference.

(5)	Filed as exhibits to the Company's 10-K for the Fiscal Year Ending July 31, 2005, and incorporated herein by reference.

(6)	Filed herewith.

ECOLOGY AND ENVIRONMENT, INC.

Dated: October 30, 2006	/s/ GERHARD J. NEUMAIER
GERHARD J. NEUMAIER, PRESIDENT

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ GERHARD J. NEUMAIER
GERHARD J. NEUMAIER	President (Chief Executive Officer)	October 30, 2006

/s/ FRANK B. SILVESTRO
FRANK B. SILVESTRO	Executive Vice-President	October 30, 2006

/s/ GERALD A. STROBEL
GERALD A. STROBEL	Executive Vice-President	October 30, 2006

/s/ RONALD L. FRANK
RONALD L. FRANK	Secretary, Treasurer, Executive Vice-President of Finance	October 30, 2006
(Principal Financial and Accounting Officer)

/s/ GERARD A. GALLAGHER, JR.
GERARD A. GALLAGHER, JR.	Director	October 30, 2006

/s/ HARVEY J. GROSS
HARVEY J. GROSS	Director	October 30, 2006

/s/ ROSS M. CELLINO
ROSS M. CELLINO	Director	October 30, 2006

/s/ TIMOTHY BUTLER
TIMOTHY BUTLER	Director	October 30, 2006

Ecology and Environment, Inc. 2006 10-K