Form 10-Q
period 2006-10-28
ECOLOGY & ENVIRONMENT INC
filed 2006-12-12
CIK 809933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended October 28, 2006

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to __________

Commission File Number 1-9065

ECOLOGY AND ENVIRONMENT, INC.
(Exact name of registrant as specified in its charter)

New York	16-0971022
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

368 Pleasant View Drive
Lancaster, New York	14086-1397
(Address of principal executive offices)	(Zip code)

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

At December 1, 2006, 2,484,596 shares of Registrant's Class A Common Stock (par value $.01) and 1,623,914 shares of Class B Common Stock (par value $.01) were outstanding.

PART 1
FINANCIAL INFORMATION

Item 1.	Financial Statements

Ecology and Environment, Inc
Consolidated Balance Sheet
Unaudited

	October 28,	July 31,
Assets	2006	2006

Current assets:
Cash and cash equivalents	$10,444,929	$13,094,499
Investment securities available for sale	96,914	97,560
Contract receivables, net	38,025,675	38,604,834
Deferred income taxes	5,503,033	5,630,832
Other current assets	1,504,642	1,041,751

Total current assets	55,575,193	58,469,476

Property, building and equipment, net	7,680,793	7,776,232
Deferred income taxes	1,316,040	1,316,040
Other assets	897,466	1,590,636

Total assets	$65,469,492	$69,152,384

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$4,763,796	$6,436,260
Accrued payroll costs	4,478,188	6,379,724
Income taxes payable	970,365	1,499,292
Deferred revenue	159,537	161,225
Current portion of long-term debt and capital lease obligations	216,896	403,182
Other accrued liabilities	14,601,500	14,557,729

Total current liabilities	25,190,282	29,437,412

Long-term debt and capital lease obligations	314,816	341,664
Minority interest	1,786,826	1,745,849
Commitments and contingencies (see note #9)	-	-

Shareholders' equity:
Preferred stock, par value $.01 per share;
authorized - 2,000,000 shares; no shares
issued	-	-
Class A common stock, par value $.01 per
share; authorized - 6,000,000 shares;
issued - 2,534,566 and 2,514,235 shares	25,346	25,346
Class B common stock, par value $.01 per
share; authorized - 10,000,000 shares;
issued - 1,650,173 and 1,650,173 shares	16,502	16,502
Capital in excess of par value	17,399,717	17,684,373
Retained earnings	23,559,486	23,163,716
Accumulated other comprehensive income	(2,190,584)	(2,208,830)
Treasury stock - Class A common, 49,970 and 102,204
shares; Class B common, 26,259 and 26,259 shares, at cost	(632,899)	(1,053,648)

Total shareholders' equity	38,177,568	37,627,459

Total liabilities and shareholders' equity	$65,469,492	$69,152,384

The accompanying notes are an integral part of these financial statements.

Ecology and Environment, Inc.
Consolidated Statement of Income
Unaudited

	Three months ended
	October 28,	October 29,
	2006	2005

Gross revenues	$24,193,667	$23,525,340
Less: direct subcontract costs	3,289,982	3,250,481

Net revenues	20,903,685	20,274,859

Cost of professional services and
other direct operating expenses	9,660,815	10,266,062

Gross profit	11,242,870	10,008,797
Administrative and indirect operating
expenses	6,781,747	5,858,486
Marketing and related costs	2,478,559	2,319,068
Depreciation	313,937	251,015

Income from operations	1,668,627	1,580,228
Interest expense	(55,160)	(21,828)
Interest income	127,973	42,362
Other expense	(316,111)	(164,527)
Net foreign currency exchange gain (loss)	(2,353)	2,621

Income from continuing operations before income
taxes and minority interest	1,422,976	1,438,856
Total income tax provision	419,297	496,473

Net income from continuing operations
before minority interest	1,003,679	942,383
Minority interest	(271,063)	(159,288)

Net income from continuing operations	732,616	783,095
Loss from discontinued operations	(54,789)	(60,059)
Income tax benefit on loss from discontinued operations	19,943	23,303

Net income	$697,770	$746,339

Net income (loss) per common share: basic
Continuing operations	$0.18	$0.20
Discontinued operations	(0.01)	(0.01)
Net income per common share: basic	$0.17	$0.19

Net income (loss) per common share: diluted
Continuing operations	$0.18	$0.20
Discontinued operations	(0.01)	(0.01)
Net income per common share: diluted	$0.17	$0.19

Weighted average common shares outstanding: basic	4,018,005	3,983,005

Weighted average common shares outstanding: diluted	4,049,281	3,983,688

The accompanying notes are an integral part of these financial statements.

Ecology and Environment, Inc
Consolidated Statement of Cash Flows
Unaudited

	Three months ended
	October 28,	October 29,
	2006	2005

Cash flows from operating activities:
Net income	$697,770	$746,339
Net loss from discontinued operations, net of tax	(34,846)	(36,756)
Income from continuing operations	732,616	783,095
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	313,937	251,015
Amortization	12,462	43,241
Gain on disposition of property and equipment	(1,035)	(3,026)
Minority interest	275,804	(81,402)
Provision for contract adjustments	40,875	257,401
(Increase) decrease in:
- contracts receivable, net	591,995	(5,682,766)
- other current assets	(453,651)	(240,105)
- deferred income taxes	(601)	-
- other non-current assets	534,170	1,147,889
Increase (decrease) in:
- accounts payable	(1,672,464)	(493,999)
- accrued payroll costs	(1,901,536)	467,218
- income taxes payable	(532,527)	329,984
- deferred revenue	(1,688)	(50,134)
- other accrued liabilities	41,601	2,309,243

Net cash used in operating activities	(2,020,043)	(962,346)
Net cash used in discontinued operating activities (revised)	(41,916)	(27,917)

Cash flows used in investing activities:
Purchase of property, building and equipment	(217,463)	(92,564)
Payment for the purchase of investment securities	(856)	(814)

Net cash used in investing activities	(218,319)	(93,378)

Cash flows provided by (used in) financing activities:
Proceeds from debt	544	76,388
Repayment of debt	(213,678)	(156,545)
Distributions to minority partners	(125,840)	-
Purchase of treasury stock	(49,465)	-

Net cash used in financing activities	(388,439)	(80,157)

Effect of exchange rate changes on cash and cash equivalents	19,147	10,187

Net decrease in cash and cash equivalents	(2,649,570)	(1,153,611)
Cash and cash equivalents at beginning of period	13,094,499	7,872,116

Cash and cash equivalents at end of period	$10,444,929	$6,718,505

The accompanying notes are an integral part of these financial statements.

Ecology and Environment, Inc
Consolidated Statement of Changes in Shareholders' Equity
Unaudited

							Accumulated
	Common Stock				Capital in		Other
	Class A		Class B		Excess of	Retained	Comprehensive	Unearned	Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Par Value	earnings	Income	Compensation	Shares	Amount	Income

Balance at July 31, 2005	2,514,235	$25,143	1,669,304	$16,693	$17,622,172	$22,002,059	$(2,236,051)	$(158,993)	120,494	$(987,199)	$(1,485,868)

Net income	-	$-	-	$-	$-	$2,582,587	$-	$-	-	$-	2,582,587
Reclassification due to adoption of FAS 123R	-	-	-	-	(158,993)	-	-	158,993	-	-	-
Foreign currency translation reserve	-	-	-	-	-	-	28,122	-	-	-	28,122
Cash dividends paid ($.35 per share)	-	-	-	-	-	(1,420,930)	-	-	-	-	-
Unrealized investment gain, net	-	-	-	-	-	-	(901)	-	-	-	(901)
Conversion of common stock - B to A	19,131	191	(19,131)	(191)	-	-	-	-	-	-	-
Repurchase of Class A common stock	-	-	-	-	-	-	-	-	2,595	(25,077)	-
Stock options exercised	1,200	12	-	-	8,688	-	-	-	-	-	-
Share-based compensation	-	-	-	-	130,277	-	-	-	-	-	-
Other	-	-	-	-	82,229	-	-	-	5,374	(41,372)	-

Balance at July 31, 2006	2,534,566	$25,346	1,650,173	$16,502	$17,684,373	$23,163,716	$(2,208,830)	$-	128,463	$(1,053,648)	$2,609,808
Cumulative effect of the application of SAB 108	-	-	-	-	7,000	(302,000)	-	-	-	-	-

Adjusted balance at July 31, 2006	2,534,566	$25,346	1,650,173	$16,502	$17,691,373	$22,861,716	$(2,208,830)	$-	128,463	$(1,053,648)	$2,609,808

Net income	-	-	-	-	-	697,770	-	-	-	-	697,770
Foreign currency translation reserve	-	-	-	-	-	-	19,147	-	-	-	19,147
Unrealized investment gain, net	-	-	-	-	-	-	(901)	-	-	-	(901)
Repurchase of Class A common stock	-	-	-	-	-	-	-	-	5,099	(49,465)	-
Issuance of stock under stock award plan, net	-	-	-	-	(316,902)	-	-	-	(57,620)	472,484	-
Share-based compensation	-	-	-	-	19,302	-	-	-	-	-	-
Tax impact of share based compensation	-	-	-	-	5,784	-	-	-	-	-	-
Other	-	-	-	-	160	-	-	-	287	(2,270)	-

Balance at October 28, 2006	2,534,566	$25,346	1,650,173	$16,502	$17,399,717	$23,559,486	$(2,190,584)	$-	76,229	$(632,899)	$716,016

Ecology and Environment, Inc.
Notes to Consolidated Financial Statements

Summary of Operations and Basis of Presentation

The consolidated financial statements included herein have been prepared by Ecology and Environment, Inc., ("E & E" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Although E & E believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. Therefore, these financial statements should be read in conjunction with the financial statements and the notes thereto included in E & E's 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three months ended October 28, 2006 are not necessarily indicative of the results for any subsequent period or the entire fiscal year ending July 31, 2007.

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

The financial statements of foreign subsidiaries located in highly inflationary economies are remeasured as if the functional currency were the U.S. Dollar. The remeasurement of local currencies into U.S. dollars creates translation adjustments which are included in net income. There were no highly inflationary economy translation adjustments for fiscal years 2006-2007.

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

The Company revised its 2006 consolidated statement of cash flows during the second quarter of fiscal year 2006 to separately disclose operating, investing and financing portions of cash flows attributable to discontinued operations. The Company had previously reported these as separate amounts with cash flows from continuing operations within each category.

i.	Cash and Cash Equivalents

For purposes of the consolidated statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. Cash paid for interest was approximately $55,000 and $22,000 for the first three months of fiscal year 2007 and 2006, respectively. Cash paid for income taxes was approximately $570,000 and $158,000 for the first three months of fiscal year 2007 and 2006, respectively.

j.	Reclassifications

Certain prior year amounts were reclassified to conform to the 2007 financial statement presentation.

2.	Contract Receivables, net

	October 28, 2006	July 31, 2006

United States government -
Billed	$2,809,684	$3,040,081
Unbilled	3,674,172	3,454,074
	6,483,856	6,494,155

Industrial customers and state and municipal governments -
Billed	28,919,774	30,460,655
Unbilled	4,368,927	3,360,808
	33,288,701	33,821,463

Less allowance for contract adjustments	(1,746,882)	(1,710,784)

	$38,025,675	$38,604,834

United States government receivables arise from long-term U.S. government prime contracts and subcontracts. Unbilled receivables result from revenues which have been earned, but are not billed as of period-end. The above unbilled balances are comprised of incurred costs plus fees not yet processed and billed; and differences between year-to-date provisional billings and year-to-date actual contract costs incurred and fees earned of approximately $40,000 at October 28, 2006 and ($683,000) at July 31, 2006. Management anticipates that the October 28, 2006 unbilled receivables will be substantially billed and collected within one year. Included in the balance of receivables for industrial customers and state and municipal customers are receivables due under the contracts in Saudi Arabia and Kuwait of $10.8 million and $12.2 million at October 28, 2006 and July 31, 2006, respectively. Within the above billed balances are contractual retainages in the amount of approximately $788,000 at October 28, 2006 and $764,000 at July 31, 2006. Management anticipates that the October 28, 2006 retainage balance will be substantially collected within one year.

Included in other accrued liabilities is an additional allowance for contract adjustments relating to potential cost disallowances on amounts billed and collected in current and prior years' projects of approximately $3.4 million at October 28, 2006 and $3.4 million at July 31, 2006. Also included in other accrued liabilities is a reclassification of billings in excess of recognized revenues of approximately $3.7 million at October 28, 2006 and $4.0 million at July 31, 2006. An allowance for contract adjustments is recorded for contract disputes and government audits when the amounts are estimatable.

3.	Line of Credit

The Company maintains an unsecured line of credit available for working capital and letters of credit of $20 million with a bank at 1/2% below the prevailing prime rate. A second line of credit is available at another bank for up to $13.5 million exclusively for letters of credit and is renewed annually. At October 28, 2006 and July 31, 2006, the Company had letters of credit outstanding totaling approximately $1.5. The Company had no outstanding borrowings for working capital at October 28, 2006 and July 31, 2006.

The Company is in compliance with all bank loan covenants at October 28, 2006.

4.	Long-Term Debt and Capital Lease Obligations

Debt inclusive of capital lease obligations at October 28, 2006 and July 31, 2006 consists of the following:

	October 28, 2006	July 31, 2006

Various bank loans and advances at interest rates ranging from 5% to 14 ½%	$340,482	$531,070
Capital lease obligations at varying interest rates averaging 12%	191,230	213,776
	531,712	744,846

Less: current portion of debt and capital lease obligations	(216,896)	(403,182)

Long-term debt and capital lease obligations	$314,816	$341,664

The aggregate maturities of long-term debt and capital lease obligations at October 28, 2006 are as follows:

October 28, 2006

November 2006 - October 2007	$216,896
November 2007 - October 2008	131,386
November 2008 - October 2009	51,019
November 2009 - October 2010	28,690
November 2010 - October 2011	26,745
Thereafter	76,976
$531,712

5.	Stock Award Plan

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

The Company issued 57,620 shares valued at $585,995 in October 2006 pursuant to the Award Plan. These awards issued have a three year vesting period. The "pool" of excess tax benefits accumulated in Capital in Excess of Par Value at July 31, 2006 and October 28, 2006 was approximately $82,000 and $89,000, respectively.   Total gross compensation expense is recognized over the vesting period.

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

7.	Earnings Per Share

The computation of basic earnings per share reconciled to diluted earnings per share follows:

	Three Months Ended
	10/28/06	10/29/05

Income from continuing operations available to common stockholders	$732,616	$783,095
Loss from discontinued operations available to common stockholders	(34,846)	(36,756)

Total income available to common stockholders	697,770	746,339

Weighted-average common shares outstanding (basic)	4,018,005	3,983,005

Basic earnings (loss) per share:
Continuing operations	$.18	$.20
Discontinued operations	(.01)	(.01)

Total basic earnings per share	$.17	$.19

Incremental shares from assumed conversions of stock options and restricted stock awards	31,276	683

Adjusted weighted-average common shares outstanding	4,049,281	3,983,688

Diluted earnings (loss) per share:
Continuing operations	$.18	$.20
Discontinued operations	(.01)	(.01)

Total diluted earnings per share	$.17	$.19

8.	Segment Reporting

Ecology and Environment, Inc. has three reportable segments: consulting services, analytical laboratory services, and aquaculture. The consulting services segment provides broad based environmental services encompassing audits and impact assessments, surveys, air and water quality management, environmental engineering, environmental infrastructure planning, and industrial hygiene and occupational health studies to a world wide base of customers. The analytical laboratory provided analytical testing services to industrial and governmental clients for the analysis of waste, soil and sediment samples. The fish farm located in Jordan produces tilapia fish grown in a controlled environment for markets in the Middle East. The analytical laboratory was closed in fiscal year 2005.

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

Reportable segments for the three months ended October 28, 2006 are as follows:

				Aquaculture
	Consulting	Analytical		Continued		Discontinued		Elimination		Total

Total consolidated net revenues	$20,863,717	$	---		$39,968	$	---	$	---	$20,903,685

Depreciation expense	$310,485	$	---		$3,452	$	---	$	---	$313,937
Segment profit (loss) before income Taxes and minority interest	$1,419,741	$	---		$3,235		$(54,789)	$	---	$1,368,187
Segment assets	$63,128,492		$2,100,000		$201,000		$40,000	$	---	$65,469,492
Expenditures for long-lived assets	$217,463	$	---	$	---	$	---	$	---	$217,463

Geographic Information:
	Net Revenues (1)		Long-Lived Assets-Gross

United States	$17,527,685		$22,460,592
Foreign Countries	3,376,000		1,765,000

(1) Net revenues are attributed to countries based on the location of the customers.

Reportable segments for the three months ended October 29, 2005 are as follows:

				Aquaculture
	Consulting	Analytical		Continued		Discontinued		Elimination		Total

Total consolidated net revenues	$20,241,311	$	---		$33,548	$	---	$	---	$20,274,859

Depreciation expense	$247,850	$	---		$3,165	$	---	$	---	$251,015
Segment profit (loss) before income taxes and minority interest	$1,444,705	$	---		$(8,646)		(60,059)	$	---	$1,376,000
Segment assets	$56,748,652		$2,100,000		$305,000		$16,000	$	---	$59,169,652
Expenditures for long-lived assets	92,564	$	---	$	---	$	---	$	---	$92,564

Geographic Information:
	Net Revenues (1)		Long-Lived Assets-Gross

United States	$17,459,859		$22,721,262
Foreign Countries	2,815,000		548,000

(1)	Net revenues are attributed to countries based on the location of the customers. Net revenues in foreign countries includes $129,000 in Saudi Arabia and $544,000 in Kuwait.

9.	Commitments and Contingencies

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

The Company is involved in other litigation arising in the normal course of business. In the opinion of management, any adverse outcome to other litigation arising in the normal course of business would not have a material impact on the financial results of the Company

10.	Recent Accounting Pronouncements

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.

Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement of the income statement--including the reversing effect of prior year misstatements--but its use can lead to the accumulation of misstatements in the balance sheet. The iron curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. The Company currently utilizes the roll-over method for quantifying identified financial statement misstatements.

In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods.

SAB 108 permits public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of August 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. The Company elected to record the effects of applying SAB 108 using the “cumulative effect” transition method. The following table summarizes the effects (up to August 1, 2006) of applying the guidance in SAB 108:

Period in Which the Misstatement Originated (1)
	Cumulative Prior to July 31, 2000	Fiscal Years Ended July 31, 2001-2006	Adjustment Recorded as of August 1, 2006
Other assets (2)	$(121,000)	---	$(121,000)
Goodwill (3)	---	$(38,000)	(38,000)
Accrual adjustments (4)	---	33,000	33,000
Tax accruals (5)	---	(117,000)	(117,000)
Minority interest (6)	---	(59,000)	(59,000)
Impact on Retained Earnings	$(121,000)	$(181,000)	$(302,000)

(1)	The Company previously qualified these errors under the "roll-over" method and concluded that they were immaterial-individually and in the aggregate.
(2)	Other assets - the amount references unadjusted differences in inter-company accounts.
(3)	Goodwill - the amount references purchase allocations not previously recorded.
(4)	Accrual adjustments - the amount references decreased project costs not previously recorded
(5)	Tax accruals - the amount references adjustments to tax expense related to share-based compensation.
(6)	Minority interest - the amount references adjustments to correct allocations under agreement terms.

In June 2006, the FASB issued FIN 48, an interpretation of SFAS 109. FIN 48 clarifies the accounting for uncertainty in income taxes and reduces the diversity in current practice associated with the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return by defining a “more-likely-than-not” threshold regarding the sustainability of the position. The Company is required to adopt FIN 48 in the fiscal year ending July 31, 2008 and is currently evaluating the impact on its financial statements.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Operating activities consumed $2.1 million and $1.0 million of cash during the first quarter of fiscal year 2007 and 2006, respectively. The decreased cash flow for the first quarter of fiscal year 2007 was mainly attributable to a $1.9 million decrease in accrued payroll and a $1.7 million decrease in accounts payable. Accrued payroll decreased during the quarter due to the issuance of corporate bonuses to eligible employees. Accounts payable decreased during the first quarter of fiscal year 2006 due to the strong cash position of the Company and a drop in direct operating expenses. The Company purchased $217,000 of new capital equipment compared to depreciation charges of $314,000 during the first quarter of fiscal year 2007.

Financing activities consumed $388,000 of cash during the first quarter of fiscal year 2007. The Company reported $126,000 in distributions to minority partners during the first quarter of fiscal year 2007. Long-term debt and capital lease obligations decreased $214,000 mainly due to repayments of debt held by GAC and the Walsh Environmental subsidiary, Walsh Peru.

The Company maintains an unsecured line of credit of $20.0 million with a bank at ½% below the prevailing prime rate. A second line of credit is available at another bank for up to $13.5 million, exclusively for letters of credit. The Company has outstanding letters of credit (LOC’s) at October 28, 2006 in the amount of $1.5 million. These LOC’s were obtained to secure advance payments and performance guarantees for contracts in the Middle East. After LOC’s, there are no outstanding borrowings under the lines of credit and there is $32.0 million of line still available at October 28, 2006. There are no significant additional working capital requirements pending at October 28, 2006. The Company believes that cash flows from operations and borrowings against the line of credit will be sufficient to cover all working capital requirements for at least the next twelve months and the foreseeable future.

Results of Operations

Net Revenue

Fiscal Year 2007 vs 2006

Net revenues increased $700,000 from the $20.3 million reported during the first quarter of fiscal year 2006. The growth in net revenues was attributable to increased work in the private sector as well as work performed by two of the Company’s subsidiaries, Walsh Environmental and E&E do Brasil. Walsh Environmental reported net revenues of $4.8 million during the first quarter of fiscal year 2007, up 33% from the $3.6 million reported in the prior year. The increase in Walsh Environmental is mainly due to higher revenues from its subsidiaries, Walsh Peru and Gustavson Associates. Gustavson Associates reported a dramatic growth in their core oil, gas and mineral business during the first quarter of fiscal year 2007, while Walsh Peru reported increased work in the mining and transportation sectors. Net revenues from commercial clients increased $1.1 million or 31% during the first quarter of fiscal year 2007 attributable to increased activity on energy contracts related to LNG (Liquefied Natural Gas) and wind power. E&E do Brasil reported net revenues of $1.0 million during the first quarter of fiscal year 2007, an increase of 100% over the first quarter of fiscal year 2006. Net revenues from federal clients decreased slightly as a result of the completion of the relief efforts on hurricane Katrina and Rita, although the Company continues to work in the Gulf Coast Region on projects to restore the wetlands that were damaged by the hurricanes. During the first quarter of fiscal year 2007, net revenues from state clients decreased $914,000 from the $5.1 million reported during the first quarter of the prior year. The decrease in state net revenues was attributable to decreased work levels on contracts in Florida, New York and Louisiana. Net revenues attributable to the Company’s Superfund Technical Assessment and Response Team (START) contracts decreased $691,000 during the first quarter of fiscal year 2007. This decrease was due to the completion of the contract in EPA Region IX in April 2006.

Fiscal Year 2006 vs 2005

Net revenues for the first quarter of fiscal year 2006 were $20.3 million, up 6% from the $19.2 million reported in fiscal year 2005. The increase in net revenues was attributable to increased work on projects in the Gulf Coast associated with the relief efforts for hurricanes Katrina and Rita as well as an increase in work at one of the Company’s subsidiaries, Walsh Environmental. The Company reported net revenues from these Gulf Coast contracts of $1.2 million during the first quarter of fiscal year 2006. Walsh Environmental reported net revenues of $3.6 million during the first quarter of fiscal year 2006, up 53% from the $2.3 million reported in the prior year. The increase in Walsh was due to higher revenues from both its subsidiary in Peru and Gustavson Associates. Net revenues from state clients increased $851,000 or 20% from the $4.3 million reported in the first quarter of fiscal year 2005. The increase in state net revenues was attributable to increased work levels on contracts mainly in Florida and New York. Net revenues from commercial clients increased $936,000 or 36% from the $2.6 million reported in the first quarter of fiscal year 2005. The increase in commercial net revenues was attributable to increased activity on various LNG contracts. Offsetting these increases were decreases in net revenues from the contracts in Saudi Arabia and Kuwait. These contracts in the Middle East decreased $1.3 million or 65% as these contracts approached completion. The contracts in the Middle East were substantially finished and ranged from 93% to 100% complete. Net revenues decreased $537,000 during the first quarter of fiscal year 2006 due to the completion of the Company’s Superfund Technical Assessment and Response Team (START) contract in EPA Region III in June 2005. The two remaining START contracts were scheduled to end in December 2005, although an extension for up to three additional months was exercised on one of the remaining contracts. The Company closed its Analytical Services Center in Lancaster, N.Y. during the second quarter of the fiscal year 2005. As a result, ASC net revenues decreased $885,000 during the first quarter of fiscal year 2006.

Income From Continuing Operations Before Income Taxes and Minority Interest

Fiscal Year 2007 vs 2006

The Company’s income from continuing operations before income taxes and minority interest was $1.4 million for the first quarter of fiscal year 2007 and 2006. However, gross profits increased during the first quarter of fiscal year 2007 as a result of the higher margin work. This was offset by an increase in administrative and indirect costs of $.9 million during the first quarter of fiscal year 2007, mainly attributable to increased staffing levels and increased business development costs worldwide. Interest income increased $86,000 from the $42,000 reported during the first quarter of fiscal year 2006 due to interest earned on cash held throughout the Company.

Fiscal Year 2006 vs 2005

The Company’s income from continuing operations before income taxes and minority interest for the first quarter of fiscal year 2006 was $1.4 million, compared to the $303,000 of income reported in the first quarter of the prior year. This increase was due mainly to increased labor utilization as well as decreased indirect costs. This increase in labor utilization was mainly due to the increase in work on the Gulf Coast contracts. Indirect costs decreased $554,000 during the first quarter of fiscal year 2006 due to the Company’s continued efforts to control costs. The closing of the ASC in the second quarter of fiscal year 2005 also assisted in the reduction of company wide indirect costs. Walsh Environmental reported operating income of $542,000 during the first quarter of fiscal year 2006, up 282% from the $142,000 reported in the first quarter of fiscal year 2005.

Income Taxes

The estimated effective tax rate for fiscal year 2007 was 36.4%, down from the 38.8% reported for fiscal year 2006. The decrease in the tax rate was due to changes in tax elections in foreign countries where the Company does business.

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

Recent Accounting Pronouncements

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.

Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement of the income statement--including the reversing effect of prior year misstatements--but its use can lead to the accumulation of misstatements in the balance sheet. The iron curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. The Company currently utilizes the roll-over method for quantifying identified financial statement misstatements.

In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods.

SAB 108 permits public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of August 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. The Company elected to record the effects of applying SAB 108 using the “cumulative effect” transition method. The SAB 108 cumulative adjustment resulted in a net reduction in equity of $302,000.

The Company applied the provisions of SAB 108 using the “cumulative effect” transition method during the first quarter of fiscal year 2007. When the provision of SAB 108 was applied, the impact on the Company’s financial statements was not material.

In June 2006, the FASB issued FIN 48, and interpretation of SFAS 109. FIN 48 clarifies the accounting for uncertainty in income taxes and reduces the diversity in current practice associated with the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return by defining a “more-likely-than-not” threshold regarding the sustainability of the position. The Company is required to adopt FIN 48 in the fiscal year ending July 31, 2008 and is currently evaluating the impact on its financial statements.

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

The Company may have exposure to market risk for change in interest rates, primarily related to its investments. The Company does not have any derivative financial instruments included in its investments. The Company invests only in instruments that meet high credit quality standards. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limited default risk, market risk and reinvestment risk. As of October 28, 2006, the Company’s investments consisted of short-term commercial paper and mutual funds. The Company does not expect any material loss with respect to its investments.

The Company is currently documenting, evaluating, and testing its internal controls in order to allow management to report on and attest to, and its' independent public accounting firm to attest to, the Company's internal controls as of July 31, 2008 and 2009 respectively, as required by Section 404 of the Sarbanes-Oxley Act. Management continues to invest time on this endeavor and expects to continue its efforts through 2008. If weaknesses in our existing information and control systems are discovered that impede our ability to satisfy Sarbanes-Oxley reporting requirements, the Company must successfully and timely implement improvements to those systems. There is no assurance that the Company will be able to meet these requirements.

Item 4.	Controls and Procedures

Company management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 28, 2006. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of October 28, 2006, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to its chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. There have been no significant changes in internal controls over financial reporting during the period covered by this rep

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

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

Item 2.	Changes in Securities and Use of Proceeds

(e) Purchased Equity Securities. The following table summarizes the Company's purchases of its common stock during the quarter ended October 28, 2006:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
August 1, 2006 - October 28, 2006	5,099	$10.04	5,099	209,340

(1)
The Company purchased 5,099 shares of its Class A common stock during the first quarter of its fiscal year ended July 31, 2007, pursuant to a 200,000 share repurchase program approved at the Board of Directors meeting held in January 2004. The purchases were made in open-market transactions. In February 2006, the Board of Directors authorized the repurchase of an additional 200,000 shares.

Item 3.	Defaults Upon Senior Securities

The Registrant has no information for Item 3 that is required to be presented.

Item 4.	Submission Of Matters To A Vote Of Security Holders

The Registrant has no information for Item 4 that is required to be presented.

Item 5.	Other Information

The Registrant has no information for Item 5 that is required to be presented.

Item 6.	Exhibits And Reports On Form 8-K

(a)	- 31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
- 31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
- 32.1 Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
- 32.2 Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Registrant did not file a Form 8-K during the first quarter ended October 28, 2006.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECOLOGY AND ENVIRONMENT, INC.
Date:	December 12, 2006	/s/ Ronald L. Frank
Executive Vice President, Secretary, Treasurer and Chief Financial Officer - Principal Financial Officer