Form 10-K/A
period 2006-07-31
ECOLOGY & ENVIRONMENT INC
filed 2006-12-20
CIK 809933

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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

EXPLANATION OF FIRST AMENDMENT

The Registrant, Ecology and Environment, Inc., (the "Company" or "EEI"), filed a Form 10-K on October 30, 2006 with the Securities and Exchange Commission, (the "SEC"). Item 11, Executive Compensation, of that form is hereby amended as shown in this First Amendment. All other items remain unchanged from the previously filed Form 10-K. In addition, in connection with the filing of this First Amendment, and pursuant to the rules of the Securities and Exchange Commission, the Registrant is including with this First Amendment certain currently dated certifications.

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

SUMMARY COMPENSATON TABLE
		Annual Compensation			Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary	Bonus (1)	Other	Stock Incentive Options (Shares)	Restricted Stock Awards (3)	Long-Term Compensation Payouts	All Other (2)

Gerhard J. Neumaier	2006	$290,289	$45,000	-0-	-0-	-0-	-0-	$18,164
President and Director	2005	$286,847	$-0-	-0-	-0-	-0-	-0-	$14,962
	2004	$278,897	$30,000	-0-	-0-	-0-	-0-	$16,035

Frank B. Silvestro	2006	$261,526	$45,000	-0-	-0-	-0-	-0-	$16,712
Executive Vice President	2005	$261,436	$-0-	-0-	-0-	-0-	-0-	$13,638
and Director	2004	$253,730	$30,000	-0-	-0-	-0-	-0-	$14,724

Ronald L. Frank	2006	$211,658	$45,000	-0-	-0-	-0-	-0-	$14,218
Executive Vice President	2005	$247,359	$-0-	-0-	-0-	-0-	-0-	$12,934
of Finance, Secretary,	2004	$253,730	$30,000	-0-	-0-	-0-	-0-	$14,724
Treasurer, and Director

Gerald A. Strobel	2006	$264,573	$45,000	-0-	-0-	-0-	-0-	$16,864
Executive Vice President	2005	$261,436	$-0-	-0-	-0-	-0-	-0-	$13,638
of Technical Services and	2004	$253,730	$30,000	-0-	-0-	-0-	-0-	$14,724
Director

Laurence M. Brickman	2006	$164,474	$21,000	-0-	-0-	-0-	-0-	$10,085
Senior Vice President	2005	$162,524	$-0-	-0-	-0-	-0-	-0-	$8,478
	2004	$158,366	$12,000	-0-	-0-	$8,000	-0-	$8,845

(1)	Amounts earned for bonus compensation determined by the Board of Directors.
(2)	Represents group term life insurance premiums, contributions made by the Company to its Defined Contribution Plan and Defined Contribution Plan SERP accruals on behalf of each of the Named Executives.
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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Ecology and Environment, Inc. has duly caused this First Amendment to its Annual Report to be signed on its behalf by the undersigned hereunto duly authorized:

ECOLOGY AND ENVIRONMENT, INC.

Dated: December 20, 2006	/s/ GERHARD J. NEUMAIER
GERHARD J. NEUMAIER, PRESIDENT