Form 10-Q
period 2007-01-27
ECOLOGY & ENVIRONMENT INC
filed 2007-03-14
CIK 809933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended January 27, 2007

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to __________

Commission File Number 1-9065

ECOLOGY AND ENVIRONMENT, INC.
(Exact name of registrant as specified in its charter)

New York	16-0971022
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

368 Pleasant View Drive
Lancaster, New York	14086-1397
(Address of principal executive offices)	(Zip code)

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

At March 1, 2007, 2,482,262 shares of Registrant's Class A Common Stock (par value $.01) and 1,623,914 shares of Class B Common Stock (par value $.01) were outstanding.

PART 1
FINANCIAL INFORMATION

Item 1.	Financial Statements

Ecology and Environment, Inc
Consolidated Balance Sheet
Unaudited

	January 27,	July 31,
Assets	2007	2006

Current assets:
Cash and cash equivalents	$13,656,959	$13,094,499
Investment securities available for sale	99,431	97,560
Contract receivables, net	35,839,199	38,604,834
Deferred income taxes	3,917,859	5,630,832
Income tax receivable	575,192	-
Other current assets	1,777,594	1,041,751

Total current assets	55,866,234	58,469,476

Property, building and equipment, net	7,711,484	7,776,232
Deferred income taxes	1,316,040	1,316,040
Other assets	1,280,112	1,590,636

Total assets	$66,173,870	$69,152,384

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$5,407,297	$6,436,260
Accrued payroll costs	4,451,979	6,379,724
Income taxes payable	-	1,499,292
Deferred revenue	154,853	161,225
Current portion of long-term debt and capital lease obligations	248,353	403,182
Other accrued liabilities	11,851,884	13,690,742

Total current liabilities	22,114,366	28,570,425

Long-term debt and capital lease obligations	336,657	341,664
Minority interest	3,197,009	2,612,836
Commitments and contingencies (see note #9)	-	-

Shareholders' equity:
Preferred stock, par value $.01 per share;
authorized - 2,000,000 shares; no shares
issued	-	-
Class A common stock, par value $.01 per
share; authorized - 6,000,000 shares;
issued - 2,534,566 and 2,514,235 shares	25,346	25,346
Class B common stock, par value $.01 per
share; authorized - 10,000,000 shares;
issued - 1,650,173 and 1,650,173 shares	16,502	16,502
Capital in excess of par value	17,430,092	17,684,373
Retained earnings	24,365,815	23,163,716
Accumulated other comprehensive income	(665,748)	(2,208,830)
Treasury stock - Class A common, 52,304 and 102,204
shares; Class B common, 26,259 and 26,259 shares, at cost	(646,169)	(1,053,648)

Total shareholders' equity	40,525,838	37,627,459

Total liabilities and shareholders' equity	$66,173,870	$69,152,384

The accompanying notes are an integral part of these financial statements.

Ecology and Environment, Inc.
Consolidated Statement of Income
Unaudited

	Three months ended		Year to Date
	January 27,	January 28,	January 27,	January 28,
	2007	2006	2007	2006

Gross revenues	$24,131,179	$24,028,549	$48,324,846	$47,553,889
Less: direct subcontract costs	4,342,666	4,175,450	7,632,648	7,425,931

Net revenues	19,788,513	19,853,099	40,692,198	40,127,958

Cost of professional services and
other direct operating expenses	9,082,144	10,114,074	18,742,959	20,380,136

Gross profit	10,706,369	9,739,025	21,949,239	19,747,822
Administrative and indirect operating
expenses	6,483,608	6,164,572	13,265,355	12,156,206
Marketing and related costs	2,425,491	1,991,074	4,904,050	4,176,994
Depreciation	332,444	283,832	646,381	534,847

Income from operations	1,464,826	1,299,547	3,133,453	2,879,775
Interest expense	(12,095)	(38,848)	(67,255)	(60,676)
Interest income	118,272	55,042	246,245	97,404
Other expense	(76,083)	(43,915)	(68,180)	(67,897)
Net foreign currency exchange gain	50,187	8,759	47,834	11,380

Income from continuing operations before income
taxes and minority interest	1,545,107	1,280,585	3,292,097	2,859,986
Total income tax provision	576,988	554,376	996,285	1,082,408

Net income from continuing operations
before minority interest	968,119	726,209	2,295,812	1,777,578
Minority interest	(349,508)	(69,558)	(921,674)	(337,832)

Net income from continuing operations	618,611	656,651	1,374,138	1,439,746
Income (loss) from discontinued operations	1,040,586	(50,953)	985,797	(111,012)
Income tax benefit (expense) on income from discontinued operations	(437,186)	22,656	(417,243)	45,959

Net income	$1,222,011	$628,354	$1,942,692	$1,374,693

Net income (loss) per common share: basic
Continuing operations	$0.15	$0.16	$0.34	$0.36
Discontinued operations	0.15	(0.01)	0.14	(0.02)
Net income per common share: basic	$0.30	$0.15	$0.48	$0.34

Net income (loss) per common share: diluted
Continuing operations	$0.15	$0.16	$0.34	$0.36
Discontinued operations	0.15	(0.01)	0.14	(0.02)
Net income per common share: diluted	$0.30	$0.15	$0.48	$0.34

Weighted average common shares outstanding: basic	4,015,682	3,982,433	4,016,830	3,982,711

Weighted average common shares outstanding: diluted	4,053,681	3,986,591	4,054,261	3,984,255

The accompanying notes are an integral part of these financial statements.

Ecology and Environment, Inc
Consolidated Statement of Cash Flows
Unaudited

	Six months ended
	January 27,	January 28,
	2007	2006

Cash flows from operating activities:
Net income	$1,942,692	$1,374,693
Net income (loss) from discontinued operations, net of tax	568,554	(65,053)
Income from continuing operations	1,374,138	1,439,746
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	646,381	534,847
Amortization, share based compensation expense	65,920	70,074
Gain on disposition of property and equipment	(1,039)	5,554
Minority interest	921,674	337,832
Provision for contract adjustments	334,205	529,829
(Increase) decrease in:
- contracts receivable, net	2,415,541	(5,846,372)
- other current assets	(718,516)	650,543
- deferred income taxes	1,305,509	-
- income tax receivable	(575,192)	-
- other non-current assets	502,524	(890,697)
Increase (decrease) in:
- accounts payable	(1,028,963)	(607,491)
- accrued payroll costs	(1,927,745)	1,467,721
- income taxes payable	(1,499,292)	32,905
- deferred revenue	(6,372)	(90,268)
- other accrued liabilities	(1,554,859)	2,859,728

Net cash provided by operating activities	253,914	493,951

Cash flows provided by (used in) investing activities:
Purchase of property, building and equipment	(580,594)	(321,961)
Proceeds from maturity of investments	-	24,750
Payment for the purchase of bond	(1,695)	(1,671)

Net cash used in investing activities	(582,289)	(298,882)

Cash flows provided by (used in) financing activities:
Dividends paid	(740,592)	(690,423)
Proceeds from debt	109,517	120,977
Repayment of debt	(269,353)	(221,516)
Distributions to minority partners	(424,940)	(481,709)
Net proceeds from issuance of common stock	-	8,700
Purchase of treasury stock	(49,465)	(4,035)

Net cash used in financing activities	(1,374,833)	(1,268,006)

Effect of exchange rate changes on cash and cash equivalents	3,107	41,670

Discontinued Operations
Net cash used in discontinued operating activities	(237,439)	(93,703)
Net cash provided by discontinued investing activities	2,500,000	-

Net cash provided by discontinued operations	2,262,561	(93,703)

Net increase (decrease) in cash and cash equivalents	562,460	(1,124,970)
Cash and cash equivalents at beginning of period	13,094,499	7,872,116

Cash and cash equivalents at end of period	$13,656,959	$6,747,146

The accompanying notes are an integral part of these financial statements.

Ecology and Environment, Inc
Consolidated Statement of Changes in Shareholders' Equity

							Accumulated
	Common Stock				Capital in		Other
	Class A		Class B		Excess of	Retained	Comprehensive	Unearned	Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Par Value	earnings	Income	Compensation	Shares	Amount	Income

Balance at July 31, 2005	2,514,235	$25,143	1,669,304	$16,693	$17,622,172	$22,002,059	$(2,236,051)	$(158,993)	120,494	$(987,199)	$-

Net income	-	$-	-	$-	$-	$2,582,587	$-	$-	-	$-	2,582,587
Reclassification due to adoption of FAS 123R	-	-	-	-	(158,993)	-	-	158,993	-	-	-
Foreign currency translation reserve	-	-	-	-	-	-	28,122	-	-	-	28,122
Cash dividends paid ($.35 per share)	-	-	-	-	-	(1,420,930)	-	-	-	-	-
Unrealized investment gain, net	-	-	-	-	-	-	(901)	-	-	-	(901)
Conversion of common stock - B to A	19,131	191	(19,131)	(191)	-	-	-	-	-	-	-
Repurchase of Class A common stock	-	-	-	-	-	-	-	-	2,595	(25,077)	-
Stock options exercised	1,200	12	-	-	8,688	-	-	-	-	-	-
Issuance of stock under stock award plan, net	-	-	-	-	-	-	-	-	-	-	-
Share-based compensation	-	-	-	-	130,277	-	-	-	-	-	-
Other	-	-	-	-	82,229	-	-	-	5,374	(41,372)	-

Balance at July 31, 2006	2,534,566	$25,346	1,650,173	$16,502	$17,684,373	$23,163,716	$(2,208,830)	$-	128,463	$(1,053,648)	$2,609,808

Net income	-	-	-	-	-	1,942,692	-	-	-	-	1,942,692
Reclassification adjustment for realized foreign currency translation loss in net income	-	-	-	-	-	-	1,539,869	-	-	-	1,539,869
Foreign currency translation reserve	-	-	-	-	-	-	3,107	-	-	-	3,107
Cash dividends paid ($.18 per share)	-	-	-	-	-	(740,592)	-	-	-	-	-
Unrealized investment gain, net	-	-	-	-	-	-	106	-	-	-	106
Repurchase of Class A common stock	-	-	-	-	-	-	-	-	5,799	(49,465)	-
Issuance of stock under stock award plan	-	-	-	-	(325,985)	-	-	-	(57,620)	472,484	-
Share-based compensation	-	-	-	-	60,698	-	-	-	-	-	-
Tax impact of share based compensation	-	-	-	-	5,784	-	-	-	-	-	-
Other	-	-	-	-	5,222	-	-	-	1,921	(15,540)	-

Balance at January 27, 2007	2,534,566	$25,346	1,650,173	$16,502	$17,430,092	$24,365,815	$(665,748)	$-	78,563	$(646,169)	$3,485,774

Ecology and Environment, Inc.
Notes to Consolidated Financial Statements

Summary of Operations and Basis of Presentation

The consolidated financial statements included herein have been prepared by Ecology and Environment, Inc., ("E & E" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Although E & E believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. Therefore, these financial statements should be read in conjunction with the financial statements and the notes thereto included in E & E's 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the six months ended January 27, 2007 are not necessarily indicative of the results for any subsequent period or the entire fiscal year ending July 31, 2007.

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

Change orders can occur when changes in scope are made after project work has begun, and can be initiated by either the Company or its clients. Claims are amounts in excess of the agreed contract price which the Company seeks to recover from a client for customer delays and / or errors or unapproved change orders that are in dispute. Costs related to change orders and claims are recognized as incurred. Revenues are recognized on change orders (including profit) when it is probable that the change order will be approved and the amount can be reasonably estimated. Revenue on claims is not recognized until the claim is approved by the customer.

All bid and proposal and other pre-contract costs are expensed as incurred. Out of pocket expenses such as travel, meals, field supplies, and other costs billed direct to contracts are included in both revenues and cost of professional services.

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

The estimated effective tax rate for fiscal year 2007 was 30.2%, down from the 37.9% reported for fiscal year 2006. This is due mainly to reduced work overseas.  The effective rate differs from the statutory rate due to income from "pass through" entities allocable to minority partners that will be taxed only to the minority partners as well as foreign and state taxes.

f.	Earnings Per Share

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. See Footnote No. 8.

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

h.	Cash and Cash Equivalents

For purposes of the consolidated statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. Cash paid for interest was approximately $67,000 and $61,000 for the first six months of fiscal year 2007 and 2006, respectively. Cash paid for income taxes was approximately $1.3 million and $682,000 for the first six months of fiscal year 2007 and 2006, respectively. Additionally in 2007, the Company loaned its minority partners in Brazil $240,000 to invest in the subsidiary.

i.	Reclassifications

The Company had previously classified second-tier subsidiaries’ minority interest as “other expense” and “other accrued liabilities.” These amounts ($151,013 and $291,558 for three and six months as of January 28, 2006 on the income statement and $866,987 at July 31, 2006 on the balance sheet) have been reclassified to minority interest.

2.	Contract Receivables, net

	January 27, 2007	July 31, 2006

United States government -
Billed	$2,624,659	$3,040,081
Unbilled	4,392,962	3,454,074
	7,017,621	6,494,155

Industrial customers and state and municipal governments -
Billed	24,129,294	30,460,655
Unbilled	6,185,896	3,360,808
	30,315,190	33,821,463

Less allowance for contract adjustments	(1,493,612)	(1,710,784)

	$35,839,199	$38,604,834

United States government receivables arise from long-term U.S. government prime contracts and subcontracts. Unbilled receivables result from revenues which have been earned, but are not billed as of period-end. The above unbilled balances are comprised of incurred costs plus fees not yet processed and billed; and differences between year-to-date provisional billings and year-to-date actual contract costs incurred and fees earned of approximately $123,000 at January 27, 2007 and ($683,000) at July 31, 2006. Management anticipates that the January 27, 2007 unbilled receivables will be substantially billed and collected within one year. Included in the balance of receivables for industrial customers and state and municipal customers are receivables due under the contracts in Saudi Arabia and Kuwait of $8.2 million and $12.2 million at January 27, 2007 and July 31, 2006, respectively. These amounts include $2.6 million and $2.8 million respectively for amounts owed to subcontractors. Within the above billed balances are contractual retainages in the amount of approximately $833,000 at January 27, 2007 and $764,000 at July 31, 2006. Management anticipates that the January 27, 2007 retainage balance will be substantially collected within one year.

Included in other accrued liabilities is an additional allowance for contract adjustments relating to potential cost disallowances on amounts billed and collected in current and prior years' projects of approximately $3.7 million at January 27, 2007 and $3.4 million at July 31, 2006. Also included in other accrued liabilities is a reclassification of billings in excess of recognized revenues of approximately $2.9 million at January 27, 2007 and $4.0 million at July 31, 2006. An allowance for contract adjustments is recorded for contract disputes and government audits when the amounts are estimatable.

3.	Line of Credit

The Company maintains an unsecured line of credit available for working capital and letters of credit of $20 million with a bank at 1/2% below the prevailing prime rate. A second line of credit is available at another bank for up to $13.5 million exclusively for letters of credit and is renewed annually. At January 27, 2007 and July 31, 2006, the Company had letters of credit outstanding totaling approximately $1.5 million. The Company had no outstanding borrowings for working capital at January 27, 2007 and July 31, 2006.

    The Company is in compliance with all bank loan covenants at January 27, 2007.

4.	Long-Term Debt and Capital Lease Obligations

Debt inclusive of capital lease obligations at January 27, 2007 and July 31, 2006 consists of the following:

	January 27, 2007	July 31, 2006

Various bank loans and advances at interest rates ranging from 5% to 14½ %	$342,599	$531,070
Capital lease obligations at varying interest rates averaging 12%	242,411	213,776
	585,010	744,846

Less: current portion of debt and capital lease obligations	(248,353)	(403,182)

Long-term debt and capital lease obligations	$336,657	$341,664

The aggregate maturities of long-term debt and capital lease obligations at January 27, 2007 are as follows:

January 27, 2007

February 2007 - January 2008	$248,353
February 2008 - January 2009	147,988
February 2009 - January 2010	55,489
February 2010 - January 2011	35,997
February 2011 - January 2012	27,148
Thereafter	70,035
$585,010

5.	Stock Award Plan

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

The Company issued 57,620 shares valued at $585,995 in October 2006 pursuant to the Award Plan. These awards issued have a three year vesting period. The "pool" of excess tax benefits accumulated in Capital in Excess of Par Value at July 31, 2006 and January 27, 2007 was approximately $82,000 and $88,000, respectively.   Total gross compensation expense is recognized over the vesting period. Unrecognized compensation expense was approximately $412,000 and $42,000 at January 27, 2007 and July 31, 2006, respectively.

6.	Shareholders' Equity

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

7.	Shareholders' Equity - Restrictive Agreement

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

8.	Earnings Per Share

The computation of basic earnings per share reconciled to diluted earnings per share follows:

	Three Months Ended		Six Months Ended
	1/27/07	1/28/06	1/27/07	1/28/06

Income from continuing operations available to common stockholders	$618,611	$656,651	$1,374,138	$1,439,746
Income (loss) from discontinued operations available to common stockholders	603,400	(28,297)	568,554	(65,053)
Total income available to common stockholders	1,222,011	628,354	1,942,692	1,374,693
Weighted-average common shares outstanding (basic)	4,015,682	3,982,433	4,016,830	3,982,711
Basic earnings (loss) per share:
Continuing operations	$.15	$.16	$.34	$.36
Discontinued operations	.15	(.01)	.14	(.02)
Total basic earnings per share	$.30	$.15	$.48	$.34
Incremental shares from assumed conversions of stock options and restricted stock awards	37,999	4,158	37,431	1,544
Adjusted weighted-average common shares outstanding	4,053,681	3,986,591	4,054,261	3,984,255
Diluted earnings (loss) per share:
Continuing operations	$.15	$.16	$.34	$.36
Discontinued operations	.15	(.01)	.14	(.02)
Total diluted earnings per share	$.30	$.15	$.48	$.34

After consideration of all the rights and privileges of the Class A and Class B stockholders discussed in Note 6, in particular the right of the holders of the Class B common stock to elect no less than 75% of the Board of Directors making it highly unlikely that the Company will pay a dividend on Class A common stock in excess of Class B common stock, the Company allocates undistributed earnings between the classes on a one-to-one basis when computing earnings per share. As a result, basic and fully diluted earnings per Class A and Class B share are equal amounts.

9.	Segment Reporting

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

Reportable segments for the six months ended January 27, 2007 are as follows:

				Aquaculture
	Consulting	Analytical		Continued		Discontinued		Elimination		Total

Total consolidated net revenues	$40,601,940	$	---		$90,258	$	---	$	---	$40,692,198

Depreciation expense	$639,478	$	---		$6,903	$	---	$	---	$646,381
Segment profit (loss) before income taxes and minority interest	$3,311,178	$	---		$(19,081)		$985,797	$	---	$4,277,894
Segment assets	$63,894,870		$2,100,000		$179,000	$	---	$	---	$66,173,870
Expenditures for long-lived assets	$580,594	$	---	$	---	$	---	$	---	$580,594

Geographic Information:
	Net Revenues (1)		Long-Lived Assets-Gross

United States	$33,476,198		$22,666,019
Foreign Countries	7,216,000		1,899,000

(1) Net revenues are attributed to countries based on the location of the customers.

Reportable segments for the six months ended January 28, 2006 are as follows:

				Aquaculture
	Consulting	Analytical		Continued		Discontinued		Elimination		Total

Total consolidated net revenues	$40,093,110	$	---		$34,848	$	---	$	---	$40,127,958

Depreciation expense	$528,519	$	---		$6,328	$	---	$	---	$534,847
Segment profit (loss) before income taxes and minority interest	$2,899,369	$	---		$(39,383)		(111,012)	$	---	$2,748,974
Segment assets	$57,970,485		$2,100,000		$275,000		$42,000	$	---	$60,387,485
Expenditures for long-lived assets	321,961	$	---	$	---	$	---	$	---	$321,961

Geographic Information:
	Net Revenues (1)		Long-Lived Assets-Gross

United States	$34,968,958		$21,769,808
Foreign Countries	5,159,000		1,770,000

(1)	Net revenues are attributed to countries based on the location of the customers. Net revenues in foreign countries includes $1.2 million in Kuwait.

10.	Commitments and Contingencies

From time to time, the Company is named defendant in legal actions arising out of the normal course of business. The Company is not a party to any pending legal proceedings the resolution of which the management of the Company believes will have a material adverse effect on the Company’s results of operations, financial condition, cash flows, or to any other pending legal proceedings other than ordinary, routine litigation incidental to its business. The Company maintains liability insurance against risks arising out of the normal course of business.

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

The Company’s three contracts in the State of Kuwait, funded by the United Nations Compensation Commission (UNCC), began in fiscal year 2002 and extend into fiscal year 2007. The Environmental Services Agreements (ESAs) between the client, the Public Authority for Assessment of Compensation for Damages Resulting from Iraqi Aggression (PAAC), and the Company were signed in January 2002. These ESAs contemplated the receipt of a tax order from the Ministry of Finance declaring that the income generated by the Company in performance of the services would be exempt from Kuwait income tax. The ESAs also stated that the Company would be entitled to be reimbursed by PAAC for Kuwait income tax costs, if any, as finally determined. The Company was notified in May 2002 by PAAC that the tax exemption contemplated in the ESAs had been officially granted. In fiscal year 2007, E&E received notification from PAAC that it should declare its taxes to the Ministry of Finance in order to facilitate the closure and final payments under the contracts. The Company believes that it holds a tax exemption, or at a minimum, an obligation for reimbursement from its client PAAC for any income taxes. Accordingly, the Company has not provided for Kuwait income taxes on these contracts. Total receivables net of subcontractors and allowance for doubtful accounts due to the Company under these contracts at January 27, 2007 is approximately $1.9 million. The Company believes the potential impact on its operations and cash flows may be zero but will not exceed $1.9 million.

The Company is involved in other litigation arising in the normal course of business. In the opinion of management, any adverse outcome to other litigation arising in the normal course of business would not have a material impact on the financial results of the Company

11.	Recent Accounting Pronouncements

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.

Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement of the income statement--including the reversing effect of prior year misstatements--but its use can lead to the accumulation of misstatements in the balance sheet. The iron curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. Prior to August 1, 2006, the Company utilized the roll-over method for quantifying identified financial statement misstatements.

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

The Company elected to record the effects of applying SAB 108 using the “cumulative effect” transition method and recorded an adjustment to reduce retained earnings by $302,000 in the first quarter of fiscal year 2007. However, upon subsequent review, the Company concluded that $326,357 of this entry could have been corrected by recording other balance sheet only adjustments, not affecting retained earnings. This correction would result in a net increase in retained earnings of $24,357 and can no longer be deemed material enough to be recorded as a cumulative effect adjustment. Therefore, the Company has reversed the cumulative effect adjustment recorded in the first quarter and reflected the remaining $24,357 as corrections to the year to date figures in “other expense” for the six months ended January 27, 2007. The accompanying Statement of Changes in Shareholders’ Equity reflects the removal of the cumulative effect adjustment previously recorded in the first quarter of fiscal year 2007.

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

12.	Sale of Frutas Marinas Del Mar S.R.L.

On January 9, 2007 the Company sold its interest in the shrimp farm in Costa Rica to the Roozen Group for $2,500,000 in cash. When the farm was closed in fiscal year 2003, the Company recorded an impairment charge. The previously unrecognized foreign translation loss in the amount of approximately $1.5 million has been accounted for in the computation of the current year gain on sale. There was a pretax gain on the sale of the farm of $960,131 after deducting costs of the sale.  This gain is included in the accompanying financial statements under discontinued operations.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Operating activities contributed $254,000 and $494,000 of cash during the first six months or fiscal year 2007 and 2006, respectively. Minority interest increased $922,000 during fiscal year 2007 due mainly to an increase in profits from Walsh Environmental and its subsidiaries located in Peru and Ecuador. Contract receivables provided $2.4 million of cash during the first six months of fiscal year 2007 due mainly to collections on outstanding invoices from the Company’s contracts in the Middle East. Accrued payroll costs decreased $1.9 million during fiscal year 2007 due to the issuance of corporate bonuses to eligible employees as well as an increase in paid time off taken during the holidays. Other accrued liabilities decreased $1.6 million during the first six months of fiscal year 2007 due mainly to reductions in amounts owed to subcontractors on the Company’s Kuwait contract as collections on billings were received. The Company purchased $581,000 of new capital equipment compared to depreciation charges of $646,000 during the first six months of fiscal year 2007.

Financing activities consumed $1.4 million of cash during the first six months of fiscal year 2007. The Board of Directors paid dividends in the amount of $741,000 or $.18 per share during the second quarter of fiscal year 2007.  The Company reported $425,000 in distributions to minority partners during the first six months of fiscal year 2007. Long-term debt and capital lease obligations decreased $160,000 mainly due to repayments of debt held by GAC and the Walsh Environmental subsidiary, Walsh Peru.

The Company maintains an unsecured line of credit of $20.0 million with a bank at ½% below the prevailing prime rate. A second line of credit is available at another bank for up to $13.5 million, exclusively for letters of credit. The Company has outstanding letters of credit (LOC’s) at January 27, 2007 in the amount of $1.5 million. These LOC’s were obtained to secure advance payments and performance guarantees for contracts in the Middle East. After LOC’s, there are no outstanding borrowings under the lines of credit and there is $32.0 million of line still available at January 27, 2007. There are no significant additional working capital requirements pending at January 27, 2007. The Company believes that cash flows from operations and borrowings against the line of credit will be sufficient to cover all working capital requirements for at least the next twelve months and the foreseeable future.

Results of Operations

Net Revenue

Fiscal Year 2007 vs 2006

The Company had a solid second quarter of fiscal year 2007 as it reported net revenues of $19.8 million, consistent with the $19.9 million reported in the second quarter of fiscal year 2006. Net revenues were held steady despite the strong comparables in the prior year which included $3.5 million of hurricane work in the Gulf Coast, $.9 million of work on the Region 9 START contract which ended in fiscal year 2006 and $.5 million of work on the Company’s contract in Kuwait as it neared completion. Although the relief efforts on hurricane Katrina and Rita are complete, the Company continues to work in the Gulf Coast region on projects to restore the wetlands that were damaged by the hurricanes. Walsh Environmental reported net revenues of $4.5 million during the second quarter of fiscal year 2007, up 32% from the $3.4 million reported in the prior year as a result of higher revenues from its energy, mining and transportation sectors. During the second quarter of fiscal year 2007, net revenues from state clients increased $384,000 from the $4.0 million reported during the second quarter of the prior year. The increase in state net revenues was mainly attributable to increased work levels on contracts in New York and Illinois.

Fiscal Year 2006 vs 2005

Net revenues for the second quarter of fiscal year 2006 were $19.9 million, up 14% from the $17.4 million reported in fiscal year 2005. The increase in net revenues was attributable to increased work on projects in the Gulf Coast associated with the relief efforts for hurricanes Katrina and Rita as well as an increase in work at two of the Company’s subsidiaries, Walsh Environmental and E&E do Brasil. The Company reported net revenues from these Gulf Coast contracts of $3.5 million during the second quarter of fiscal year 2006. Walsh Environmental reported net revenues of $3.3 million during the second quarter of fiscal year 2006, up 27% from the $2.6 million reported in the prior year. The increase in Walsh was due to higher revenues from its subsidiaries in Peru and Ecuador as well as Gustavson Associates. E&E do Brasil reported net revenues of $721,000 during the second quarter of fiscal year 2006, up 88% from the $383,000 reported in the prior year. Offsetting these increases were decreases in net revenues from the contracts in Saudi Arabia and Kuwait. These contracts in the Middle East decreased $1.2 million or 57%. The contracts in Saudi Arabia are 100% complete and the contracts in Kuwait are approaching completion. Net revenues decreased $642,000 during the second quarter of fiscal year 2006 due to the completion of both the Company’s Superfund Technical Assessment and Response Team (START) contract in EPA Region III in June 2005 and EPA Region X in December 2005. The remaining START contract in EPA Region IX was scheduled to end in December 2005, however an extension was exercised extending work through the middle of April 2006. New START contracts in EPA Regions IX and X were rebid in September 2005. The Company was awarded the new START contract in EPA Region X in December 2005. However, the Company was notified in February 2006 that it was unsuccessful in winning the new START contract in EPA Region IX. The START Region IX contract contributed net revenues of $1.8 million during the first six months of fiscal year 2005 and $4.4 million in fiscal year 2005. The Company closed its Analytical Services Center in Lancaster, N.Y. during the second quarter of the fiscal year 2005. As a result, ASC net revenues decreased $867,000 during the second quarter of fiscal year 2006.

Income From Continuing Operations Before Income Taxes and Minority Interest

Fiscal Year 2007 vs 2006

The Company’s income from continuing operations before income taxes and minority interest was $1.5 million for the second quarter of fiscal year 2007, up 15% from the $1.3 million reported in the second quarter of fiscal year 2006. Gross margins increased in fiscal year 2007 due to higher margin work and increased revenues from the Walsh Environmental subsidiary. The increase in gross margins was offset by an overall increase in indirect, administrative, marketing and proposal costs throughout the Company.
Administrative and indirect operating expenses were $6.5 million during the second quarter of fiscal year 2007, up from the $6.2 million reported during the prior year. Marketing and proposal costs were $2.4 million during the fiscal year 2007, an increase of 20% from the $2.0 million reported during the second quarter of fiscal year 2006. The increase in indirect costs was attributable to increased proposal work brought about by significant opportunities in the energy sector relating to alternative energy and clean technologies. The Company has also increased business development costs worldwide to capitalize on global energy opportunities. Interest income increased $63,000 from the $55,000 reported during the second quarter of fiscal year 2006, consistent with the doubling of the Company’s cash balances. The Company reported a net foreign currency exchange gain of $50,000 during the second quarter of fiscal year 2007 due to payments received on billings from the contract in Kuwait.

On January 9, 2007 the Company sold its interest in the shrimp farm in Costa Rica to the Roozen Group for $2,500,000 in cash. When the farm was closed in fiscal year 2003, the Company recorded an impairment charge. The previously unrecognized foreign translation loss in the amount of approximately $1.5 million has been accounted for in the computation of the current year gain on sale. After deducting costs of the sale, there was a pretax gain recorded on the sale of the farm of approximately $960,000 which was included in discontinued operations.

Fiscal Year 2006 vs 2005

The Company’s income from continuing operations before income taxes and minority interest for the second quarter of fiscal year 2006 was $1.3 million, compared to the $2.4 million loss reported in the second quarter of the prior year. This increase was due mainly to increased utilization and the closing and impairment of the Analytical Services Center (ASC) in January 2005. The increase in utilization is mainly attributable to an increase in work performed on contracts associated with the relief efforts for hurricanes Katrina and Rita. Work on these contracts was scheduled to continue at a reduced rate through the end of April 2006. The company was aggressively marketing other opportunities and was optimistic future work in the region would materialize. With net revenues and utilization increasing during the quarter, management continued to control indirect costs and maintain them at a level consistent with the second quarter of fiscal year 2005. The Company’s decision to close the ASC resulted in a total net loss of $1.6 million or $.39 per share in the second quarter of fiscal year 2005.

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

Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement of the income statement--including the reversing effect of prior year misstatements--but its use can lead to the accumulation of misstatements in the balance sheet. The iron curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. Prior to August 1, 2006, the Company utilized the roll-over method for quantifying identified financial statement misstatements.

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

The Company elected to record the effects of applying SAB 108 using the “cumulative effect” transition method and recorded an adjustment to reduce retained earnings by $302,000 in the first quarter of fiscal year 2007. However, upon subsequent review of this entry, the Company concluded that $326,357 of this entry could have been corrected by recording other balance sheet only adjustments, not affecting retained earnings. This correction would result in a net increase in retained earnings of $24,357 and can no longer be deemed material enough to be recorded as a cumulative effect adjustment. Therefore, the Company has reversed the cumulative effect adjustment recorded in the first quarter and reflected the remaining $24,357 as corrections to the year to date figures in “other expense” for the six months ended January 27, 2007. The accompanying Statement of Changes in Shareholders’ Equity reflects the removal of the cumulative effect adjustment previously recorded in the first quarter of fiscal year 2007.

In June 2006, the FASB issued FIN 48, and interpretation of SFAS 109. FIN 48 clarifies the accounting for uncertainty in income taxes and reduces the diversity in current practice associated with the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return by defining a “more-likely-than-not” threshold regarding the sustainability of the position. The Company is required to adopt FIN 48 in the fiscal year ended July 31, 2008 and is currently evaluating the impact on its financial statements.

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

The Company maintains reserves for cost disallowances on its cost based contracts as a result of government audits.  The Company recently settled fiscal years 1996 thru 2000 for amounts within the anticipated range.  However, final rates have not been negotiated under these audits since 2001.  The Company has estimated its exposure based on completed audits, historical experience and discussions with the government auditors.  If these estimates or their related assumptions change, the Company may be required to record additional charges for disallowed costs on its government contracts.

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

Changes in Corporate Entities

On January 9, 2007 the Company sold its interest in the shrimp farm in Costa Rica to the Roozen Group for $2,500,000 in cash. When the farm was closed in fiscal year 2003, the Company recorded an impairment charge. The previously unrecognized foreign translation loss in the amount of approximately $1.5 million has been accounted for in the computation of the current year gain on sale.  After deducting costs of sale, there was a pretax gain recorded on the sale of the farm of approximately $960,000 which was included in discontinued operations.

On December 29, 2006 a capital infusion of $500,000 was made to E&E do Brasil, Ltda. order to fund working capital requirements resulting from the Company's significant growth. On the same date the Company entered into a loan agreement for $120,000 each with its two Brazilian partners. The loans were granted to allow them to maintain their ownership percentage in E&E do Brasil, Ltda. (a limited partnership). The loans made to the partners are payable to Ecology and Environment, Inc., and are five year loans with annual principal repayments, and twelve per cent interest costs due on the outstanding balance. The loans are secured by the partners' shares.

Inflation

Inflation has not had a material impact on the Company’s business because a significant amount of the Company’s contracts are either cost based or contain commercial rates for services that are adjusted annually.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company may have exposure to market risk for change in interest rates, primarily related to its investments. The Company does not have any derivative financial instruments included in its investments. The Company invests only in instruments that meet high credit quality standards. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limited default risk, market risk and reinvestment risk. As of January 27, 2007, the Company’s investments consisted of short-term commercial paper and mutual funds. The Company does not expect any material loss with respect to its investments.

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

Item 4.  Controls and Procedures

Company management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2005. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of July 31, 2006, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to its chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to Company’s management, including its principal executive and principal financial officers, or persons providing similar functions, as appropriate to allow timely decisions regarding required disclosures. There have been no significant changes in internal controls over financial reporting during the period covered by this report.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company is named a defendant in legal actions arising out of the normal course of business. The Company is not a party to any pending legal proceeding the resolution of which the management of the Company believes will have a material adverse effect on the Company's results of operations, financial condition, cash flows, or to any other pending legal proceedings other than ordinary, routine litigation incidental to its business. The Company maintains liability insurance against risks arising out of the normal course of business.

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

Item 2.	Changes in Securities and Use of Proceeds

(e)  Purchased Equity Securities. The following table summarizes the Company's purchases of its common stock during the quarter ended January 27, 2007:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
August 1, 2006 - January 27, 2007	5,799	$10.06	5,799	208,640

(1)
The Company purchased 5,799 shares of its Class A common stock during the first six months of its fiscal year ended July 31, 2007, pursuant to a 200,000 share repurchase program approved at the Board of Directors meeting held in January 2004. The purchases were made in open-market transactions. In February 2006, the Board of Directors authorized the repurchase of an additional 200,000 shares.

Item 3.	Defaults Upon Senior Securities

The Registrant has no information for Item 3 that is required to be presented.

Item 4.	Submission of Matters to a Vote of Security Holders

The Registrant has no information for Item 4 that is required to be presented.

Item 5.	Other Information

The Registrant has no information for Item 5 that is required to be presented.

Item 6.	Exhibits and Reports on Form 8-K

(a)	- 31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
- 31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
- 32.1 Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
- 32.2 Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Registrant filed a Form 8-K report on January 10, 2007 to report the sale of its shrimp farm operation in Costa Rica.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECOLOGY AND ENVIRONMENT, INC.
Date:	March 13, 2007	/s/ Ronald L. Frank
Ronald L. Frank Executive Vice President, Secretary, Treasurer and Chief Financial Officer - Principal Financial Officer