Form 10-Q
period 2007-04-28
ECOLOGY & ENVIRONMENT INC
filed 2007-06-12
CIK 809933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended April 28, 2007

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to __________

Commission File Number 1-9065

ECOLOGY AND ENVIRONMENT, INC.
(Exact name of registrant as specified in its charter)

New York	16-0971022
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

368 Pleasant View Drive
Lancaster, New York	14086-1397
(Address of principal executive offices)	(Zip code)

(716)  684-8060
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☑

At June 1, 2007, 2,436,712 shares of Registrant's Class A Common Stock (par value $.01) and 1,588,457 shares of Class B Common Stock (par value $.01) were outstanding.

PART 1
FINANCIAL INFORMATION

Item 1.	Financial Statements

Ecology and Environment, Inc
Consolidated Balance Sheet
Unaudited

	April 28,	July 31,
Assets	2007	2006

Current assets:
Cash and cash equivalents	$12,398,775	$13,094,499
Investment securities available for sale	100,610	97,560
Contract receivables, net	37,265,772	38,604,834
Deferred income taxes	3,891,851	5,630,832
Income tax receivable	300,729	-
Other current assets	1,773,752	1,041,751

Total current assets	55,731,489	58,469,476

Property, building and equipment, net	7,751,982	7,776,232
Deferred income taxes	1,316,040	1,316,040
Other assets	1,237,284	1,590,636

Total assets	$66,036,795	$69,152,384

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$5,314,379	$6,436,260
Accrued payroll costs	4,490,009	6,379,724
Income taxes payable	-	1,499,292
Deferred revenue	121,654	161,225
Current portion of long-term debt and capital lease obligations	173,839	403,182
Other accrued liabilities	11,140,357	13,690,742

Total current liabilities	21,240,238	28,570,425

Long-term debt and capital lease obligations	267,982	341,664
Minority interest	3,444,890	2,612,836
Commitments and contingencies (see note #10)	-	-

Shareholders' equity:
Preferred stock, par value $.01 per share;
authorized - 2,000,000 shares; no shares
issued	-	-
Class A common stock, par value $.01 per
share; authorized - 6,000,000 shares;
issued - 2,534,566 and 2,514,235 shares	25,346	25,346
Class B common stock, par value $.01 per
share; authorized - 10,000,000 shares;
issued - 1,650,173 and 1,650,173 shares	16,502	16,502
Capital in excess of par value	17,459,346	17,684,373
Retained earnings	24,830,076	23,163,716
Accumulated other comprehensive income	(592,148)	(2,208,830)
Unearned compensation, net of tax	-	-
Treasury stock - Class A common, 52,304 and 102,204
shares; Class B common, 26,259 and 26,259 shares, at cost	(655,437)	(1,053,648)

Total shareholders' equity	41,083,685	37,627,459

Total liabilities and shareholders' equity	$66,036,795	$69,152,384

The accompanying notes are an integral part of these financial statements.

Ecology and Environment, Inc.
Consolidated Statement of Income
Unaudited

	Three months ended		Year to Date
	April 28,	April 29,	April 28,	April 29,
	2007	2006	2007	2006

Revenue	$26,543,981	$27,153,721	$74,868,827	$74,707,610

Cost of professional services and
other direct operating expenses	10,735,423	10,582,374	29,450,782	30,962,510
Subcontract costs	3,709,116	5,900,725	11,336,364	13,326,656

Gross profit	12,099,442	10,670,622	34,081,681	30,418,444
Administrative and indirect operating
expenses	7,561,020	6,755,064	20,776,018	18,954,593
Marketing and related costs	2,882,876	2,294,086	7,786,926	6,471,080
Depreciation	320,855	270,961	967,236	805,808

Income from operations	1,334,691	1,350,511	4,551,501	4,186,963
Interest expense	(36,310)	(19,980)	(103,565)	(80,656)
Interest income	152,397	37,106	398,642	134,510
Other expense	(8,393)	(19,179)	(100,930)	(43,744)
Net foreign currency exchange gain	18,670	14,659	66,504	26,039

Income from continuing operations before income
taxes and minority interest	1,461,055	1,363,117	4,812,152	4,223,112
Total income tax provision	449,339	563,126	1,462,511	1,645,534

Net income from continuing operations
before minority interest	1,011,716	799,991	3,349,641	2,577,578
Minority interest	(531,989)	(152,246)	(1,512,663)	(490,087)

Net income from continuing operations	479,727	647,745	1,836,978	2,087,491
Income (loss) from discontinued operations	-	(54,140)	985,797	(165,152)
Income tax benefit (expense) on loss from discontinued operations	-	25,717	(417,243)	71,676

Net income	$479,727	$619,322	$2,405,532	$1,994,015

Net income (loss) per common share: basic
Continuing operations	$0.12	$0.16	$0.46	$0.52
Discontinued operations	-	(0.01)	0.14	(0.02)
Net income per common share: basic	$0.12	$0.15	$0.60	$0.50

Net income (loss) per common share: diluted
Continuing operations	$0.12	$0.16	$0.45	$0.52
Discontinued operations	-	(0.01)	0.14	(0.02)
Net income per common share: diluted	$0.12	$0.15	$0.59	$0.50

Weighted average common shares outstanding: basic	4,015,025	3,981,680	4,016,224	3,982,212

Weighted average common shares outstanding: diluted	4,061,338	3,993,065	4,060,385	3,987,249

The accompanying notes are an integral part of these financial statements.

Ecology and Environment, Inc
Consolidated Statement of Cash Flows
Unaudited

	Nine months ended
	April 28,	April 29,
	2007	2006

Cash flows from operating activities:
Net income	$2,405,532	$1,994,015
Net income (loss) from discontinued operations, net of tax	568,554	(93,476)
Income from continuing operations	1,836,978	2,087,491
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	967,236	805,808
Share based compensation expense	79,558	76,868
Gain on disposition of property and equipment	(1,034)	(5,570)
Minority interest	1,453,663	490,087
Provision for contract adjustments	523,436	647,713
(Increase) decrease in:
- contracts receivable, net	826,501	(9,394,915)
- other current assets	(714,674)	633,192
- deferred income taxes	1,331,517	-
- income tax receivable	(300,729)
- other non-current assets	545,352	(1,105,863)
Increase (decrease) in:
- accounts payable	(1,121,881)	1,224,748
- accrued payroll costs	(1,889,715)	876,831
- income taxes payable	(1,499,292)	522,970
- deferred revenue	(39,571)	(231,611)
- other accrued liabilities	(2,266,386)	3,093,710

Net cash used in operating activities	(269,041)	(278,541)

Cash flows provided by (used in) investing activities:
Purchase of property, building and equipment	(941,952)	(527,715)
Proceeds from maturity of investments	-	24,750
Payment for the purchase of bond	(2,549)	(2,463)

Net cash used in investing activities	(944,501)	(505,428)

Cash flows provided by (used in) financing activities:
Dividends paid	(739,172)	(690,423)
Proceeds from debt	109,694	384,232
Repayment of debt	(412,719)	(292,220)
Distributions to minority partners	(720,325)	(741,171)
Net proceeds from the issuance of common stock	-	8,700
Purchase of treasury stock	(58,733)	(4,035)

Net cash used in financing activities	(1,821,255)	(1,334,917)

Effect of exchange rate changes on cash and cash equivalents	76,512	35,476

Discontinued Operations
Net cash used in discontinued operating activities	(237,439)	(114,705)
Net cash provided by discontinued investing activities	2,500,000	-

Net cash provided by (used in) discontinued operations	2,262,561	(114,705)

Net decrease in cash and cash equivalents	(695,724)	(2,198,115)
Cash and cash equivalents at beginning of period	13,094,499	7,872,116

Cash and cash equivalents at end of period	$12,398,775	$5,674,001

The accompanying notes are an integral part of these financial statements.

Ecology and Environment, Inc
Consolidated Statement of Changes in Shareholders' Equity

							Accumulated
	Common Stock				Capital in		Other
	Class A		Class B		Excess of	Retained	Comprehensive	Unearned	Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Par Value	Earnings	Income	Compensation	Shares	Amount	Income

Balance at July 31, 2005	2,514,235	$25,143	1,669,304	$16,693	$17,622,172	$22,002,059	$(2,236,051)	$(158,993)	120,494	$(987,199)	$-

Net income	-	$-	-	$-	$-	$2,582,587	$-	$-	-	$-	2,582,587
Reclassification due to adoption of FAS 123R	-	-	-	-	(158,993)	-	-	158,993	-	-	-
Foreign currency translation reserve	-	-	-	-	-	-	28,122	-	-	-	28,122
Cash dividends paid ($.35 per share)	-	-	-	-	-	(1,420,930)	-	-	-	-	-
Unrealized investment gain, net	-	-	-	-	-	-	(901)	-	-	-	(901)
Conversion of common stock - B to A	19,131	191	(19,131)	(191)	-	-	-	-	-	-	-
Repurchase of Class A common stock	-	-	-	-	-	-	-	-	2,595	(25,077)	-
Stock options exercised	1,200	12	-	-	8,688	-	-	-	-	-	-
Share-based compensation	-	-	-	-	130,277	-	-	-	-	-	-
Other	-	-	-	-	82,229	-	-	-	5,374	(41,372)	-

Balance at July 31, 2006	2,534,566	$25,346	1,650,173	$16,502	$17,684,373	$23,163,716	$(2,208,830)	$-	128,463	$(1,053,648)	$2,609,808

Net income	-	$-	-	$-	$-	$2,405,532	$-	$-	-	$-	2,405,532
Reclassification adjustment for realized foreign currency translation loss in net income	-	-	-	-	-	-	1,539,869	-	-	-	1,539,869
Foreign currency translation reserve	-	-	-	-	-	-	76,512	-	-	-	76,512
Cash dividends paid ($.18 per share)	-	-	-	-	-	(739,172)	-	-	-	-	-
Unrealized investment gain, net	-	-	-	-	-	-	301	-	-	-	301
Repurchase of Class A common stock	-	-	-	-	-	-	-	-	5,799	(58,733)	-
Issuance of stock under stock award plan	-	-	-	-	(325,985)	-	-	-	(57,620)	472,484	-
Share-based compensation	-	-	-	-	91,047	-	-	-	-	-	-
Tax impact of share based compensation	-	-	-	-	5,860	-	-	-	-	-	-
Other	-	-	-	-	4,051	-	-	-	1,921	(15,540)	-

Balance at April 28, 2007	2,534,566	25,346	1,650,173	16,502	17,459,346	24,830,076	(592,148)	-	78,563	(655,437)	$4,022,214

Ecology and Environment, Inc.
Notes to Consolidated Financial Statements

Summary of Operations and Basis of Presentation

The consolidated financial statements included herein have been prepared by Ecology and Environment, Inc., ("E & E" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Although E & E believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. Therefore, these financial statements should be read in conjunction with the financial statements and the notes thereto included in E & E's 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the nine months ended April 28, 2007 are not necessarily indicative of the results for any subsequent period or the entire fiscal year ending July 31, 2007.

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

The estimated effective tax rate for fiscal year 2007 is 30.4%, down from the 39.0% reported for fiscal year 2006. This is due mainly to reduced work overseas.  The effective rate differs from the statutory rate due to income from "pass through" entities allocable to minority partners that will be taxed only to the minority partners as well as foreign and state taxes.

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

For purposes of the consolidated statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. Cash paid for interest was approximately $104,000 and $81,000 for the first nine months of fiscal year 2007 and 2006, respectively. Cash paid for income taxes was approximately $1.5 million and $681,000 for the first nine months of fiscal year 2007 and 2006, respectively. Additionally in 2007, the Company loaned its minority partners in Brazil $240,000 to invest in the subsidiary.

i.	Reclassifications

The Company had previously classified second-tier subsidiaries’ minority interest as “other expense” and “other accrued liabilities.” These amounts ($30,275 and $321,842 for three and nine months as of April 29, 2006 on the income statement and $866,987 at July 31, 2006 on the balance sheet) have been reclassified to minority interest.  The Company had previously classified certain subsidiary bad debt and amortization expense as “other expense” on the income statement.  These amounts ($14,333 and $57,656 for three and nine months as of April 29, 2006 on the income statement) have been reclassified to administrative and indirect operating expenses.  In connection with the implementation of SAB 108, the Company reclassified the $24,357 that was previously recorded as “other expense.”   The cost of operations was reduced in the amount of $83,357 and minority interest expense increased in the amount of $59,000.  These amounts are reflected in the year to date totals for the nine months ending April 28, 2007.

2.	Contract Receivables, net

	April 28, 2007	July 31, 2006

United States government -
Billed	$3,073,857	$3,040,081
Unbilled	4,579,799	3,454,074
	7,653,656	6,494,155

Industrial customers and state and municipal governments -
Billed	25,188,663	30,460,655
Unbilled	5,910,903	3,360,808
	31,099,566	33,821,463

Less allowance for contract adjustments	(1,487,450)	(1,710,784)

	$37,265,772	$38,604,834

United States government receivables arise from long-term U.S. government prime contracts and subcontracts. Unbilled receivables result from revenues which have been earned, but are not billed as of period-end. The above unbilled balances are comprised of incurred costs plus fees not yet processed and billed; and differences between year-to-date provisional billings and year-to-date actual contract costs incurred and fees earned of approximately $85,000 at April 28, 2007 and ($683,000) at July 31, 2006.  Management anticipates that the April 28, 2007 unbilled receivables will be substantially billed and collected within one year.  Included in the balance of receivables for industrial customers and state and municipal customers are receivables due under the contracts in Saudi Arabia and Kuwait of $8.5 million and $12.2 million at April 28, 2007 and July 31, 2006, respectively. These amounts include $2.6 million and $2.8 million respectively for amounts owed to subcontractors. Within the above billed balances are contractual retainages in the amount of approximately $898,000 at April 28, 2007 and $764,000 at July 31, 2006. Management anticipates that the April 28, 2007 retainage balance will be substantially collected within one year.

Included in other accrued liabilities is an additional allowance for contract adjustments relating to potential cost disallowances on amounts billed and collected in current and prior years' projects of approximately $3.6 million at April 28, 2007 and $3.4 million at July 31, 2006. Also included in other accrued liabilities is a reclassification of billings in excess of recognized revenues of approximately $2.5 million at April 28, 2007 and $4.0 million at July 31, 2006. An allowance for contract adjustments is recorded for contract disputes and government audits when the amounts are estimatable.

3.	Line of Credit

The Company maintains an unsecured line of credit available for working capital and letters of credit of $20 million with a bank at 1/2% below the prevailing prime rate. A second line of credit is available at another bank for up to $13.5 million exclusively for letters of credit and is renewed annually. At April 28, 2007 and July 31, 2006, the Company had letters of credit outstanding totaling approximately $1.3 million and $1.5 million, respectively . The Company had no outstanding borrowings for working capital at April 28, 2007 and July 31, 2006.

The Company is in compliance with all bank loan covenants at April 28, 2007.

4.	Long-Term Debt and Capital Lease Obligations

Debt inclusive of capital lease obligations at April 28, 2007 and July 31, 2006 consists of the following:

	April 28, 2007	July 31, 2006

Various bank loans and advances at interest rates ranging from 5% to 14 ½%	$226,832	$531,070
Capital lease obligations at varying interest rates averaging 12%	214,989	213,776
	441,821	744,846

Less: current portion of debt and capital lease obligations	(173,839)	(403,182)

Long-term debt and capital lease obligations	$267,982	$341,664

The aggregate maturities of long-term debt and capital lease obligations at April 28, 2007 are as follows:

April 28, 2007

May 2007 – April 2008	$173,839
May 2008 – April 2009	97,040
May 2009 – April 2010	48,329
May 2010 – April 2011	32,064
May 2011 – April 2012	27,557
Thereafter	62,992
$441,821

5.	Stock Award Plan

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

The Company issued 57,620 shares valued at $585,995 in October 2006 pursuant to the Award Plan. These awards issued have a three year vesting period. The "pool" of excess tax benefits accumulated in Capital in Excess of Par Value at July 31, 2006 and April 28, 2007 was approximately $82,000 and $88,000, respectively.   Total gross compensation expense is recognized over the vesting period. Unrecognized compensation expense was approximately $383,000 and $42,000 at April 28, 2007 and July 31, 2006, respectively.

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

8.	Earnings Per Share

The computation of basic earnings per share reconciled to diluted earnings per share follows:

	Three Months Ended		Nine Months Ended
	4/28/07	4/29/06	4/28/07	4/29/06

Income from continuing operations available to common stockholders	$479,727	$647,745	$1,836,978	$2,087,491
Income (loss) from discontinued operations available to common stockholders	---	(28,423)	568,554	(93,476)
Total income available to common stockholders	479,727	619,322	2,405,532	1,994,015
Weighted-average common shares outstanding (basic)	4,015,025	3,981,680	4,016,224	3,982,212
Basic earnings (loss) per share:
Continuing operations	$.12	$.16	$.46	$.52
Discontinued operations	---	(.01)	.14	(.02)
Total basic earnings per share	$.12	$.15	$.60	$.50
Incremental shares from assumed conversions of stock options and restricted stock awards	46,313	11,385	44,161	5,037
Adjusted weighted-average common shares outstanding	4,061,338	3,993,065	4,060,385	3,987,249
Diluted earnings (loss) per share:
Continuing operations	$.12	$.16	$.45	$.52
Discontinued operations	---	(.01)	.14	(.02)
Total diluted earnings per share	$.12	$.15	$.59	$.50

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

Reportable segments for the nine months ended April 28, 2007 are as follows:

				Aquaculture
	Consulting	Analytical		Continued		Discontinued		Elimination		Total

Total consolidated revenue	$74,739,186	$	---		$129,641	$	---	$	---	$74,868,827

Depreciation expense	$967,236	$	---	$	---	$	---	$	---	$967,236
Segment profit (loss) before income taxes and minority interest	$4,884,448	$	---		$(72,296)		$985,797	$	---	$5,797,949
Segment assets	$63,810,795		$2,100,000		$126,000	$	---	$	---	$66,036,795
Expenditures for long-lived assets	$941,952	$	---	$	---	$	---	$	---	$941,952

Geographic Information:
	Revenue (1)	Long-Lived Assets-Gross

United States	$60,305,827		$22,909,015
Foreign Countries	14,563,000		2,049,000

(1) Revenue is attributed to countries based on the location of the customers.

Reportable segments for the nine months ended April 29, 2006 are as follows:

				Aquaculture
	Consulting	Analytical		Continued		Discontinued		Elimination		Total

Total consolidated revenue	$74,669,170	$	---		$38,440	$	---	$	---	$74,707,610

Depreciation expense	$796,316	$	---		$9,492	$	---	$	---	$805,808
Segment profit (loss) before income taxes and minority interest	$3,998,203	$	---		$(96,933)		(165,152)	$	---	$3,736,118
Segment assets	$60,547,045		$2,100,000		$217,000		$40,000	$	---	$62,904,045
Expenditures for long-lived assets	527,715	$	---	$	---	$	---	$	---	$527,715

Geographic Information:
	Revenue (1)	Long-Lived Assets-Gross

United States	$62,531,610		$21,906,368
Foreign Countries	12,176,000		1,740,000

(1)	Revenue is attributed to countries based on the location of the customers. Revenues in foreign countries includes $3.4 million in Kuwait.

10.	Commitments and Contingencies

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

On or about October 28, 2005, several Plaintiffs filed an action in District Court in the City and County of Boulder, Colorado, Case No. 05 CV 1008, against three named Defendants, one of which is Walsh Environmental Scientists & Engineers, LLC (Walsh).  Walsh is a majority-owned subsidiary of the Company.  The Company is not named as a Defendant.  The Plaintiff’s Complaint alleges claims of negligence, breach of contract and trespass for unspecified damages against the Defendants resulting from a forest fire that ignited from a fallen power line during a wind storm that took place in Boulder County, Colorado in October 2003.    The Company’s liability insurance extends to its subsidiaries.

On March 15, 2007, Walsh and the other defendants in this lawsuit entered into a General Release and Settlement Agreement with all of the plaintiffs which, among other items, released Walsh from any liability in connection with this lawsuit.  The District Court on March 22, 2007 entered an order dismissing with prejudice the Plaintiffs’ complaint. The settlement was totally paid for by the Defendants’ insurance carriers.

The Company is involved in other litigation arising in the normal course of business.  In the opinion of management, any adverse outcome to other litigation arising in the normal course of business would not have a material impact on the financial results of the Company.

The Company’s three contracts in the State of Kuwait, funded by the United Nations Compensation Commission (UNCC), began in fiscal year 2002 and extend into fiscal year 2007. The Environmental Services Agreements (ESAs) between the client, the Public Authority for Assessment of Compensation for Damages Resulting from Iraqi Aggression (PAAC), and the Company were signed in January 2002. These ESAs contemplated the receipt of a tax order from the Ministry of Finance declaring that the income generated by the Company in performance of the services would be exempt from Kuwait income tax. The ESAs also stated that the Company would be entitled to be reimbursed by PAAC for Kuwait income tax costs, if any, as finally determined. The Company was notified in May 2002 by PAAC that the tax exemption contemplated in the ESAs had been officially granted. In fiscal year 2007, E&E received notification from PAAC that it should declare its taxes to the Ministry of Finance in order to facilitate the closure and final payments under the contracts. The Company believes that it holds a tax exemption, or at a minimum, an obligation for reimbursement from its client PAAC for any income taxes. Accordingly, the Company has not provided for Kuwait income taxes on these contracts. Total receivables net of subcontractors and allowance for doubtful accounts due to the Company under these contracts at April 28, 2007 is approximately $1.9 million. The Company believes the potential impact on its operations and cash flows may be zero but will not exceed $1.9 million.

Due to changes in federal laws regarding the holding of Company stock in defined contribution plans, the Board of Directors voted at its April 2007 meeting to authorize the Company to repurchase 81,007 shares (45,550 of Class A, 35,457 of Class B) of stock held by the Company's defined contribution plan at the closing market price of $12.68 per share on April 19, 2007.  This transaction was completed in May 2007 at a total cost of $1,027,000.

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

The Company elected to record the effects of applying SAB 108 using the “cumulative effect” transition method and recorded an adjustment to reduce retained earnings by $302,000 in the first quarter of fiscal year 2007. However, upon subsequent review, the Company concluded that $326,357 of this entry could have been corrected by recording other balance sheet only adjustments, not affecting retained earnings. This correction would result in a net increase in retained earnings of $24,357 and can no longer be deemed material enough to be recorded as a cumulative effect adjustment. Therefore, the Company has reversed the cumulative effect adjustment recorded in the first quarter and reflected the remaining $24,357 as corrections to the year to date figures in cost of operations and minority interest expense for the nine months ended April 28, 2007 as shown on the following table.

	As Reported @	Reversal of	Correction of	Restated @		As Reclassified
	10/28/2006	SAB 108 Entry	SAB 108 Entry	10/28/2006	Reclassifications	@ 10/28/2006

Consolidated Balance Sheet

Contract Receivables	$38,025,675	$(55,000)	$55,000	$38,025,675	$-	$38,025,675
Deferred Income Taxes	5,503,033	128,400	(135,400)	5,496,033	-	5,496,033
Other Assets	897,466	159,000	50,357	1,106,823	-	1,106,823
Income Taxes Payable	(970,365)	3,600	113,400	(853,365)	-	(853,365)
Minority Interest	(1,786,826)	59,000	(59,000)	(1,786,826)	-	(1,786,826)
Capital in excess of par value	(17,399,717)	7,000	-	(17,392,717)	-	(17,392,717)
Retained Earnings	(23,559,486)	(302,000)	(24,357)	(23,885,843)	-	(23,885,843)

Consolidated Statement of Income (1)

Cost of Professional Services	9,660,815	-	-	9,660,815	(27,600)	9,633,215
Subcontract Costs	3,289,982	-	-	3,289,982	(5,400)	3,284,582
Administrative and Indirect operating costs	6,781,747	-	-	6,781,747	(50,357)	6,731,390
Other Expense	316,111	-	(24,357)	291,754	24,357	316,111
Minority Interest	271,063	-	-	271,063	59,000	330,063

    (1)  Detail of increase in retained earnings.

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

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurement" (FAS 157), which established a framework for measuring fair value under generally accepted accounting principles and expands disclosure about fair value measurements.  FAS 157 is effective for financial statements issued with fiscal years beginning after November 15, 2007.  The Company is assessing the impact that the adoption of FAS 157 will have on its financial statements.

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (FAS 159).  The fair value option established by FAS 159 permits entities to choose to measure eligible items at fair value at specified election dates.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date.  FAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.  The Company is currently assessing the impact of FAS 159 on its financial statements.

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

Liquidity and Capital Resources

Operating activities consumed $497,000 of cash during the first nine months or fiscal year 2007.  Minority interest increased $1.5 million during fiscal year 2007 due to increased profits from Walsh Environmental and its subsidiaries located in Peru and Ecuador.  Accounts payable decreased $1.1 million during fiscal year 2007 due to the payment of outstanding payables and a decrease in subcontract costs within the parent company.  Accrued payroll costs decreased $1.9 million during fiscal year 2007 due to the issuance of corporate bonuses to eligible employees, an increase in paid time off taken by the staff of the parent company, and the timing of the issuance of paychecks to parent company employees.  Other accrued liabilities decreased $2.3 million during the first nine months of fiscal year 2007 due to reductions in amounts owed to subcontractors on the Company’s Kuwait contract as collections on billings were received.  Other accrued liabilities were also impacted by the termination of operations at the Company’s subsidiary in Saudi Arabia, EESAL, as the contract there was completed.  The Company purchased $942,000 of new capital equipment compared to depreciation charges of $967,000 during the first nine months of fiscal year 2007.

Financing activities consumed $1.6 million of cash during the first nine months of fiscal year 2007.  The Company paid dividends in the amount of $739,000 or $.18 per share and reported $720,000 in distributions to minority partners during the first nine months of fiscal year 2007.  Long-term debt and capital lease obligations decreased $303,000 mainly due to repayments of debt held by Walsh Environmental subsidiaries, Walsh Peru and Gustavson.

The Company maintains an unsecured line of credit of $20.0 million with a bank at ½% below the prevailing prime rate.  A second line of credit is available at another bank for up to $13.5 million, exclusively for letters of credit.  The Company has outstanding letters of credit (LOC’s) at April 28, 2007 in the amount of $1.3 million.  These LOC’s were obtained to secure advance payments and performance guarantees for contracts in the Middle East.  After LOC’s, there are no outstanding borrowings under the lines of credit and there is $32.2 million of line still available at April 28, 2007.  There are no significant additional working capital requirements pending at April 28, 2007.  The Company believes that cash flows from operations and borrowings against the line of credit will be sufficient to cover all working capital requirements for at least the next twelve months and the foreseeable future.

Results of Operations

Revenue

Fiscal Year 2007 vs 2006

The Company reported a decrease of $610,000 in revenue during the third quarter of fiscal year 2007 mainly attributable to a $3.6 million decrease in work performed on contracts associated with the relief efforts for the Gulf Coast hurricanes and a $.4million decrease in work performed on the Company’s Region 9 Superfund Technical Assessment and Response Team (START) contract which ended in fiscal year 2006.  Although the relief efforts on hurricane Katrina and Rita are complete, the Company continues to work in the Gulf Coast Region on projects to restore the wetlands that were damaged by the hurricanes.  During the third quarter of fiscal year 2007, revenues from state clients decreased $.9 million from the $7.2 million reported during the third quarter of the prior year.  The decrease in state revenue was mainly attributable to a drop in work levels on contracts in New York and Florida.  Offsetting these decreases, Walsh Environmental reported revenue of $6.5 million during the third quarter of fiscal year 2007, up 41% from the $4.6 million reported in the prior year.  The increase in Walsh Environmental was a result of higher revenues from its energy, mining and transportation sectors.  E&E do Brasil reported revenue of $1.2 million during the third quarter of fiscal year 2007, up 71% from the $.7 million reported in the prior year due to an increase in work on energy related projects.  The Company reported an increase of $2.1 million in other government work, mainly due to increased activity on United States Department of Defense contracts.

The Company reported revenue of $74.9 million for the first nine months of fiscal year 2007, consistent with the $74.7 million reported in the prior year.  Work performed on the contracts associated with the relief efforts of hurricanes Katrina and Rita decreased $8.6 million during the first nine months of fiscal year 2007.  Work performed on the Company’s contracts in Saudi Arabia and Kuwait decreased $2.7 or 74% from the prior year.  The contracts in Saudi Arabia are 100% complete and the contracts in Kuwait are substantially complete.  An additional decrease of $1.5 million in fiscal year 2007 is attributable to the completion of the Region 9 START contract in fiscal year 2006.  Offsetting these decreases, Walsh Environmental reported revenue of $17.6 million for the first nine months of fiscal year 2007, up 35% from the $13.0 million reported in the prior year as a result of higher revenues from its energy, mining and transportation sectors.  E&E do Brasil reported revenue of $3.4 million for the first nine months of fiscal year 2007, up 70% from the $2.0 million reported in the prior year due to energy related projects.  The Company reported an increase of $5.1 million in other government work, mainly due to increased activity on United States Department of Defense contracts.

Fiscal Year 2006 vs 2005

Revenues for the third quarter of fiscal year 2006 were $27.2 million, up 15% from the $23.7 million reported in fiscal year 2005.  The increase in revenues is attributable to work performed on contracts associated with the relief efforts for hurricanes Katrina and Rita.  These contracts contributed $3.6 million in revenue during the third quarter of fiscal year 2006.  Revenue from commercial clients was $4.4 million during the third quarter of fiscal year 2006, an increase of $1.6 million from the third quarter of the prior year.  The increase in commercial revenue was attributable to increased activity on our energy related contracts.  During the third quarter of fiscal year 2006, revenues from state clients increased $2.0 million from the $5.1 million reported during the third quarter of fiscal year 2005.  The increase in state revenue was mainly attributable to increased work levels on contracts in Florida, New York and Illinois.  Walsh Environmental reported revenue of $4.6 million during the third quarter of fiscal year 2006, up 28% from the $3.6 million reported in the prior year.  The increase in Walsh was due to higher revenues from its subsidiaries in Peru and Ecuador as well as Gustavson Associates.   Offsetting these increases were decreases in revenue from the contracts in Saudi Arabia and Kuwait.  These contracts in the Middle East decreased $.8 million or 41%.  The contracts in Saudi Arabia are 100% complete and the contracts in Kuwait are approaching completion.  The Company’s reported revenue from work performed on the START contracts of $1.8 million, a 36% decrease from the $2.8 million reported in the third quarter of the prior year.  This decrease was due to the completion of the contracts in EPA Region III in June 2005 and EPA Region IX in December 2005.  An extension was exercised on the EPA Region IX contract extending work through the middle of April 2006, however at a significantly reduced level.

Revenues for the first nine months of fiscal year 2006 were $74.7 million, up 10% from the $67.6 million reported in fiscal year 2005.  The increase in revenues is mainly attributable to work performed on contracts associated with the relief efforts for hurricanes Katrina and Rita.  These contracts contributed $8.7 million in revenue during the first nine months of fiscal year 2006.  Revenue from commercial clients was $13.2 million for first nine months of fiscal year 2006, an increase of $4.2 million from the prior year.  The increase in commercial revenue was attributable to increased activity during the year on energy related contracts.  During fiscal year 2006, revenue from state clients increased $3.2 million from the $14.7 million reported during the first nine months of fiscal year 2005.  The increase in state revenue was mainly attributable to increased work levels on contracts in Florida, New York and Illinois.  Walsh Environmental reported revenue of $13.0 million during the first nine months of fiscal year 2006, up 34% from the $9.7 million reported in the prior year.  The increase in Walsh was due to higher revenues from its subsidiaries in Peru and Ecuador as well as Gustavson Associates.   Offsetting these increases were decreases in revenue from the contracts in Saudi Arabia and Kuwait.  These contracts in the Middle East decreased $6.4 million or 63%.  The Company’s reported revenue from work performed on the START contracts of $5.9 million, a 30% decrease from the $8.4 million reported in the third quarter of the prior year.

Income From Continuing Operations Before Income Taxes and Minority Interest

Fiscal Year 2007 vs 2006

The Company’s income from continuing operations before income taxes and minority interest was $1.5 million for the third quarter of fiscal year 2007, consistent with the $1.4 million reported in the third quarter of fiscal year 2006.  Gross margins increased during the third quarter of fiscal year 2007 due to an increase in private sector work, a decrease in subcontract costs of the parent company, and increased revenues from the Walsh Environmental subsidiaries and E&E do Brasil.  Subcontracts costs decreased $2.2 million during the third quarter of fiscal year 2007 due to the completion of the hurricane work and field projects related to state work in Illinois.  The increase in gross margins was offset by higher indirect costs incurred by the parent company.  Administrative and indirect operating expenses were $7.6 million during the third quarter of fiscal year 2007, up from the $6.8 million reported during the prior year.  Marketing and proposal costs were $2.9 million during the third quarter of fiscal year 2007, an increase of 26% from the $2.3 million reported during the third quarter of fiscal year 2006.  The increase in indirect costs was mainly attributable to a decrease in staff utilization for the parent company and increased bid and proposal work brought about by significant opportunities in the energy sector relating to alternative energy and clean technologies.  The Company has continued to increase business development costs worldwide to capitalize on the global demands for energy and environmental infrastructure improvements.  Interest income increased $115,000 from the $37,000 reported during the third quarter of fiscal year 2006, consistent with the increased cash generated by the Company from the completion of major projects and the sale of the shrimp farm.

The Company’s income from continuing operations before income taxes and minority interest was $4.8 million for the first nine months of fiscal year 2007, up 14 % from the $4.2 million reported in fiscal year 2006.  Gross margins increased during fiscal year 2007 due to higher margin work, a decrease in subcontract costs of the parent company, and increased revenues from the Walsh Environmental subsidiaries and E&E do Brasil.  Subcontracts costs decreased $2.0 million during the first nine months of fiscal year 2007 due to the completion of the hurricane work and field projects related to state work in New York and Illinois.  The increase in gross margins was offset by higher indirect costs incurred by the parent company.  Administrative and indirect operating expenses were $20.8 million during the first nine months of fiscal year 2007, up from the $19.0 million reported during the prior year.  Marketing and proposal costs were $7.8 million during fiscal year 2007, an increase of 20% from the $6.5 million reported during the first nine months of fiscal year 2006.  The increase in indirect costs was mainly attributable to a decrease in staff utilization for the parent company and increased bid and proposal work brought about by significant opportunities in the energy sector relating to alternative energy and clean technologies.  Interest income was $399,000 for the first nine months of fiscal year 2007, up 196% from the $135,000 reported during the prior year.  The increase in interest income is consistent with the increased cash generated by the Company from the completion of major projects and the sale of the shrimp farm.

Fiscal Year 2006 vs 2005

The Company’s income from continuing operations before income taxes and minority interest for the third quarter of fiscal year 2006 was $1.3 million, compared to the $1.5 million loss reported in the third quarter of the prior year.  This increase was mainly due to increased staff utilization in the parent company and an additional impairment of the Analytical Services Center (ASC) in April 2005.  The increase in utilization was mainly attributable to an increase in work performed on contracts associated with the relief efforts for hurricanes Katrina and Rita.  As of the end of the third quarter, the Company had completed the majority of the work on these contracts.  The remaining work should be completed during the fourth quarter of fiscal year 2006.  The Company continued to aggressively market new opportunities in this region that may arise due to damage to wetlands and other coastal area impacts.  Management continued to control indirect costs and maintain them at a level below that of the third quarter of fiscal year 2005.  Indirect costs for the third quarter of fiscal year 2006 were $9.0 million, a decrease of $254,000 from the third quarter of the prior year.  The Company recorded an additional $1.1 million pretax impairment loss on the ASC during the third quarter of fiscal year 2005.

Income Taxes

The estimated effective tax rate for fiscal year 2007 is 30.4%, down from the 39.0% reported for fiscal year 2006. This is due mainly to reduced work overseas.  The effective rate differs from the statutory rate due to income from "pass through" entities allocable to minority partners that will be taxed only to the minority partners as well as foreign and state taxes.

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

Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement of the income statement--including the reversing effect of prior year misstatements--but its use can lead to the accumulation of misstatements in the balance sheet. The iron curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement prior to August 1, 2006.  Prior to August 1, 2006, the Company utilized the roll-over method for quantifying identified financial statement misstatements.

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

The Company elected to record the effects of applying SAB 108 using the “cumulative effect” transition method and recorded an adjustment to reduce retained earnings by $302,000 in the first quarter of fiscal year 2007. However, upon subsequent review of this entry, the Company concluded that $326,357 of this entry could have been corrected by recording other balance sheet only adjustments, not affecting retained earnings. This correction would result in a net increase in retained earnings of $24,357 and can no longer be deemed material enough to be recorded as a cumulative effect adjustment. Therefore, the Company has reversed the cumulative effect adjustment recorded in the first quarter and reflected the remaining $24,357 as corrections to the year to date figures in cost of operations and minority interest expense for the nine months ended April 28, 2007.  Refer to footnote #11.

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

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurement" (FAS 157), which established a framework for measuring fair value under generally accepted accounting principles and expands disclosure about fair value measurements.  FAS 157 is effective for financial statements issued with fiscal years beginning after November 15, 2007.  The Company is assessing the impact that the adoption of FAS 157 will have on its financial statements.

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (FAS 159).  The fair value option established by FAS 159 permits entities to choose to measure eligible items at fair value at specified election dates.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date.  FAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.  The Company is currently assessing the impact of FAS 159 on its financial statements.

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

Changes in Corporate Entities

On January 9, 2007 the Company sold its interest in the shrimp farm in Costa Rica to the Roozen Group for $2,500,000 in cash. The farm had been written down to a carrying value of $1,500,000 as a result of the shutdown of the operation in July 2003 and was presented in the financial statements under other comprehensive income.  There was a pretax gain on the sale of the farm of $960,131 after deducting costs of the sale. This gain is included in the accompanying financial statements under discontinued operations.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company may have exposure to market risk for change in interest rates, primarily related to its investments. The Company does not have any derivative financial instruments included in its investments. The Company invests only in instruments that meet high credit quality standards. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limited default risk, market risk and reinvestment risk. As of April 28, 2007, the Company’s investments consisted of short-term commercial paper and mutual funds. The Company does not expect any material loss with respect to its investments.

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

On or about October 28, 2005, several Plaintiffs filed an action in District Court in the City and County of Boulder, Colorado, Case No. 05 CV 1008, against three named Defendants, one of which is Walsh Environmental Scientists & Engineers, LLC (Walsh).  Walsh is a majority-owned subsidiary of the Company.  The Company is not named as a Defendant.  The Plaintiff’s Complaint alleges claims of negligence, breach of contract and trespass for unspecified damages against the Defendants resulting from a forest fire that ignited from a fallen power line during a wind storm that took place in Boulder County, Colorado in October 2003.    The Company’s liability insurance extends to its subsidiaries.

On March 15, 2007, Walsh and the other defendants in this lawsuit entered into a General Release and Settlement Agreement with all of the plaintiffs which, among other items, released Walsh from any liability in connection with this lawsuit.  The District Court on March 22, 2007 entered an order dismissing with prejudice the Plaintiffs’ complaint. The settlement was totally paid for by the Defendants’ insurance carriers.

The Company is involved in other litigation arising in the normal course of business.  In the opinion of management, any adverse outcome to other litigation arising in the normal course of business would not have a material impact on the financial results of the Company.

Item 2.	Changes in Securities and Use of Proceeds

(e)  Purchased Equity Securities. The following table summarizes the Company's purchases of its common stock during the quarter ended April 28, 2007:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
August 1, 2006 - April 28, 2007	5,799	$10.06	5,799	208,640

(1)
The Company purchased 5,799 shares of its Class A common stock during the first nine months of its fiscal year ended July 31, 2007, pursuant to a 200,000 share repurchase program approved at the Board of Directors meeting held in January 2004. The purchases were made in open-market transactions. In February 2006, the Board of Directors authorized the repurchase of an additional 200,000 shares.

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

Ecology and Environment, Inc.

Date: June 12, 2007	By:	/s/ Ronald L. Frank
Ronald L. Frank
Executive Vice President, Secretary, Treasurer and Chief Financial Officer - Principal Financial Officer