Form 10-K
period 2007-07-31
ECOLOGY & ENVIRONMENT INC
filed 2007-10-29
CIK 809933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended July 31, 2007

	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to __________

Commission File Number 1-9065

ECOLOGY AND ENVIRONMENT, INC.
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	16-0971022 (IRS Employer Identification Number)

368 Pleasant View Drive, Lancaster, NY (Address of principal executive offices)	14086 (Zip code)

716/684-8060 (Registrant's telephone number, including area code)
Securities Registered Pursuant to Section 12(b) of the Act:
Title of each class Class A Common Stock par value $.01 per share	Name of each exchange on which registered American Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:

None (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes   No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.   

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).  (Check one):

Large accelerated filer 	Accelerated filer 	Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    No ☑

Exhibit Index on Page 53

The aggregate market value of the Class A Common Stock held by non-affiliates as of January 26, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter) was $30,578,062. This amount is based on the closing price of the registrant’s Class A Common Stock on the American Stock Exchange for that date. Shares of Class A Common Stock held by the executive officers and directors of the registrant and by the registrant’s Defined Contribution Plan are not included in this computation.

As of September 28, 2007, 2,557,478 shares of the registrant's Class A Common Stock, $.01 par value (the "Class A Common Stock") were outstanding, and 1,667,426 shares of the registrant's Class B Common Stock, $.01 par value ("Class B Common Stock") were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Registration Statement on Form S-1, as amended by Amendment Nos. 1 and 2 (Registration No. 33-11543) as well as portions of the Company's Form 10-K for fiscal years ended July 31, 2002, 2003, 2004, and 2005 are incorporated by reference in Part IV of this Form 10-K.

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

START Contracts

In December 2005, the United States Environmental Protection Agency (EPA) awarded the Company a contract known as START III to provide continuing support to the EPA Region 10. This is a combination time and materials/cost plus contract with a base term of three years plus options for an additional four years. Total maximum value is $49 million over the seven years. As of July 31, 2007 the Company has recognized revenue of approximately $7.3 million under this contract. This contract contains termination provisions under which the EPA may, without penalty, terminate the contract upon written notice to the Company. In the event of termination, the Company would be paid only termination costs in accordance with the contract. The Company has never had a contract terminated by the EPA.

Saudi Arabia/Kuwait Contracts

The Company has provided assistance to the Kingdom of Saudi Arabia and the State of Kuwait since 1995 in support of environmental damage claims filed by these countries with the United Nations Compensation Commission (UNCC) resulting from Iraqi aggression during the 1991 Gulf War. On October 30, 2001, the Company through its majority-owned Saudi subsidiary secured a significant expansion of an existing contract with Saudi Arabia (2001 Oversight Contract) and through a majority-owned domestic subsidiary entered into three new contracts with Kuwait. The contract for work with Saudi Arabia provided for the oversight and supervision of the implementation of monitoring and assessment studies to determine the extent of damage to marine, coastal and terrestrial resources. The contracts for work with Kuwait provided for conducting terrestrial and coastal monitoring and assessment studies as well as the establishment and operation of an environmental laboratory in Kuwait. The contracts in Saudi Arabia were a combination of time and material and fixed price and totaled $41.4 million of expected net revenues.  The contracts in Kuwait were comprised of three fixed price contracts for approximately $29.0 million of net revenues, along with a time and materials laboratory portion. The Company, as of July 31, 2006, completed the work in Saudi Arabia and recognized net aggregate revenues of approximately $39.0 million. The contracts in Kuwait are substantially complete with only minor amounts of laboratory work continuing through December 2007. The Company has recognized net revenues of $ 31.0 million as of July 31, 2007.

Task Order Contracts

The Company has numerous task order contracts with state and federal governmental agencies which contain indefinite order quantities and/or option periods ranging from two to ten years. The maximum potential revenues included in these contracts is approximately $169.4 million. Work done under task orders run the full range of services provided by EEI.

Environmental Consulting Services

The Company’s staff is comprised of individuals with advanced degrees representing over 75 scientific and engineering disciplines working together in multidisciplinary teams to provide innovative, turnkey solutions. EEI’s staff includes engineers; geologists, hydrologists, and other physical scientists; environmental and urban planners; and specialists in the life, health, and social sciences.  The Company has rendered consulting services to commercial and government clients in a variety of service sectors, such as the following:

Energy

New technology and increasing demand and accountability for more sustainable use of resources presents complex challenges to energy developers and providers. To keep pace with escalating energy needs worldwide, EEI supports all phases of energy development by conducting critical feature/fatal flaw analyses, environmental impact assessments, feasibility and siting studies, permitting, and due diligence audits.  In response to monetary, environmental, and social costs of energy on the rise, the Company promotes use of clean energy technologies in an age where energy infrastructure development is critical to world economic growth and improving quality of life.

•	Pipelines

EEI has provided the pipeline industry with environmental support for nearly 35 years.  The Company’s extensive experience includes route selection; field support and survey, such as wetland delineation and endangered species surveys; regulatory compliance and permit support, including preparation of erosion control plans for submission to state agencies, Section 10 and Section 404 permits for submission to the United States Army Corps Engineers, and Federal Energy Regulatory Commission (FERC) 7(c) filings; and preparation of environmental monitoring and restoration plans, including development of quality assurance specifications.

•	Offshore Energy

The need to incorporate environmental and social considerations into the planning, design, construction, and operation of offshore energy infrastructure is paramount considering the expanding use of marine locations for energy production/transportation and the use conflict and impacts on critical resources such as marine mammals, commercial and recreational fisheries, seafood safety, water quality, and other recreational uses. EEI supports projects involving oil and gas exploration and production; subsea pipelines; deepwater oil ports; liquefied natural gas (LNG) import terminals; and, most recently, projects involving components of offshore wind, wave, current, and tidal power subsea electrical transmission.  The Company prepares third-party EISs/EIAs, Deepwater Port applications, and FERC ERs; performs siting/feasibility studies, plankton surveys, marine mammal acoustic impact modeling, dredging impact studies, coastal zone consistency evaluations, risk assessments, and marine vessel traffic studies; and develops and implements comprehensive plans for stakeholder engagement/outreach.

•	Wind

The worldwide desire to develop alternative energy has sparked explosive growth in the wind energy market. Although wind power is widely regarded as a low impact, renewable energy source, public concerns over land use, visual quality, noise, and biological impacts sometimes emerge, and environmental impacts must be addressed to obtain permits.  EEI attends to these concerns by providing strategic consulting in all facets of environmental permitting and compliance; environmental evaluation; T/E species, avian, and bat surveys; visual resources, noise aesthetics, archaeological, and land use studies.  The Company’s civil engineering support services include design of structure foundations and roadways and coordination for gathering line placement, substation, and transmission line requirements.  In addition, the Company recognizes that public outreach efforts are an important component of any wind power project; therefore, maintains in-house public relations experts and graphic artists, who work as an integrated team to design outreach programs geared toward landowners and officials.

•	Clean Coal

The ability to address CO2 impacts is one of the most critical and difficult environmental issues facing our power-generation clients today. EEI assists its clients to navigate the deregulated power industry and expedite the permitting process with a thorough understanding of the environmental and regulatory requirements (federal and state) associated with carbon capture and sequestration (CCS), including geologic investigation, deep well construction, power plant and pipeline siting and construction, and long-term CO2 storage.  The Company recently completed a CCS feasibility study to determine potential for geological sequestration of carbon dioxide from a coal-fired power plant in western Kentucky.  At the Radford Army Ammunition Plant in Virginia, EEI conducted Phase I and II environmental assessments for a potential coal gasification plant site.  The Company also recently supported development of an application to DOE for grant funding by preparing an air permit “roadmap” and community assessment for four potential coal/petroleum coke gasification sites in four states where gasification technology would be utilized to displace natural gas use.

Natural Resource Management/Restoration

EEI’s approach to restoration design focuses on mimicking natural systems in form, function, and process—developing practical strategies for sustainable design and uplift.  The Company conceives and designs environmental restoration projects that restore affected habitat through the efficient and innovative integration of biological and engineering solutions. EEI assists its clients meet their goals through the application of restoration measures to mine reclamation, contaminated sediment remediation, land development strategies, recreational planning, comprehensive watershed planning, and threatened and endangered species protection.

Green Programs

EEI seeks to take actions against greenhouse gases (GHGs), global warming, and climate change, both within our internal operations and throughout our line of associated services.  The Company’s environmental sustainability services and green programs include an array of offerings to increase eco-efficiency and environmental performance while reducing operating costs. EEI offers knowledge-based consulting services to assist its clients establish an environmental focus and incorporate green elements into their company’s culture. The Company’s approach to addressing these issues applies to a variety of organizations, including corporations, government agencies, colleges and universities, school districts, offices buildings, healthcare facilities, military bases, hotels, high-end homes, retail stores, and the tourism industry.

•	Green Ride ®

One of the chief sources of GHG emissions is vehicular traffic. EEI’s innovative Web-based rideshare application reduces automobile dependency and promotes use of alternative transportation. The program was designed by EEI to encourage carpooling as a method of improving air quality, reducing traffic congestion, and conserving fuel.  GreenRide helps users find carpool partners by searching for other users who live nearby and have similar schedules and commuting needs.  In the past year, the service has seen a jump in sales of over 367 percent, serving a total population of over 30 million commuters, and resulting in a yearly emission savings of more than 15,000 tons of CO2.  It has been purchased in 15 states by transit agencies, metropolitan planning organizations, large employers, and campuses to offer ride-matching services to more than 30 million people nationwide.  EEI received a 2007 Diamond Award from the American Council of Engineering Companies for its implementation of GreenRide for the Fort Collins, Colorado, SmartTrips Carpooling Program.

•	Green Buildings.

The Company provides consulting services to builders and developers relating to understanding environmental sustainability concepts within the context of an office building, school, hospital, or college university setting.  Saving energy and natural resources is a critical issue from an operational-cost standpoint, and is often just as important in terms of maintaining a positive public image. EEI supports the United States Green Building Council’s Leadership in Energy and Environmental Design (LEED™) programs for New Construction (NC) and Existing Buildings (EB) by offering LEED certification application assistance and green building project planning and consulting.  The Company’s energy consultants develop methods for incorporating sustainable practices into daily operations, helping building managers track progress, quantify reduction in energy usage and solid waste, improve indoor air quality and landscape ecology, and develop programs for composting/recycling and transportation.  EEI’s Green Building Program typically saves clients between 10 to 30 percent on energy and related costs each year—savings that will more than pay for the cost of the program and the positive environmental impacts that result.

•	Green Meter

GreenMeter, EEI’s new dynamic energy-tracking and management system, is designed for schools, businesses, universities, and commercial buildings and offers a unique, easy-to-use approach to collecting, storing, and displaying near real-time energy consumption.  The application is coupled with analysis and solutions, helping to further decrease a building’s costs associated with energy consumption.

Planning

•	Environmental Planning and Assessment

EEI has provided environmental evaluation services to both the government and the private sector for more than 35 years, helping clients to meet the requirements of the National Environmental Policy Act (NEPA) and other state environmental laws.  The Company evaluates and develops methods to avoid or mitigate potential environmental impacts of a proposed project and to help ensure that the project complies with regulatory requirements.  EEI’s services include air and water quality analysis, terrestrial and aquatic biological surveys, threatened and endangered species surveys and wetland delineations, social economic studies, transportation analyses and land use planning.  In addition, the Company’s stakeholder engagement/public participation capabilities and resources ensure project success through completion.

•	Military Master Planning

In response to the advances seen in military master planning under taken by the Department of Defense (DoD) over the past few years, EEI has developed a team of experienced professionals in the areas of real property master planning, military programming, geospatial data and systems support, database management, and water resources planning.  Through the Company’s experience with modern military facility planning, EEI develops technologically advanced military master planning tools by leveraging the latest in GIS and IT technology.  The Company assists DoD installations reduce their environmental footprint while sustaining mission requirements and maintaining positives relationships with the surrounding communities.

Emergency Planning and Management

Recent events around the world involving terrorism and bioterrorism have raised the concern for public health and safety as well as environmental protection.  EEI provides logistical support, emergency response/management services, and comprehensive planning and to support businesses and state, county, and municipal governments in all phases of incident management, including preparedness, mitigation, response, and recovery.  In providing these multifaceted services, the Company determines local vulnerabilities/hazards, the in-place resources/assets to address those hazards, and the thoroughness and shortcomings of existing emergency management plans—all in the context of applicable state and federal laws and regulations.  EEI draws upon its understanding of and real-life experience using guidelines such as the National Response Plan (NRP), National Incident Management System (NIMS), Homeland Security Exercise and Evaluation Program (HSEEP), and Hospital Emergency Incident Command System (HEICS) to support businesses, state government agencies, and communities in their emergency planning/preparedness and response activities.

Hazardous Material Services

EEI has conducted hazardous waste site evaluations throughout the United States, providing site investigation, engineering design, and operation and maintenance for a wide range of industrial and governmental clients. The Company inventories and collects sample materials on site and then evaluates waste management practices, potential off-site impacts, and liability concerns.  EEI then designs, implements, and monitors associated cleanup programs. The Company’s field investigation services primarily involve the development of work plans, health and safety plans, and quality assurance/quality control plans to govern and conduct field investigations to define the nature and extent of contaminants at a site.  After field investigation services have been completed and the necessary approvals obtained, the Company’s engineering specialists develop plans and specifications for remedial cleanup activities.  This work includes development of methods and standard operating procedures to assess contamination problems; and to identify, develop, and design appropriate pollution-control schemes.  Alternative cleanup strategies are evaluated and conceptual engineering approaches are formulated.  The Company also provides supervision of actual cleanup or remedial construction work performed by other contractors.

International

With over 30 years’ experience providing the above-listed services on a worldwide level, the Company now has partners in over 30 countries and has completed more than 35,000 major environmental assignments in over 83 countries worldwide. With an understanding of cultural, political, economic, operational, and legal factors that influence the solution to a given environmental problem, EEI aids international governments and lending institutions in their efforts to advance institutional systems for environmental management. The Company has completed assignments involving environmental assessment; management and financial planning; institutional strengthening and standards development; water supply and development; wastewater treatment; and solid waste project construction supervision.  More recently, issues of public health, sustainability, and social and economic development have been added to that portfolio.

Analytical Laboratory Services

The Company owns a facility in Lancaster, New York where its analytical testing laboratory was located. The Company discontinued its analytical testing operations during fiscal year 2005 and has recognized impairment losses of $2.8 million under continuing operations. The Company is currently occupying approximately one third of the laboratory space while it is marketed for sale. See Item 2, Properties, Item 7, Management Discussion and Analysis, and Note 18 in the Notes to Consolidated Financial Statements.

Aquaculture

The Company owned an aquaculture shrimp facility (Frutas Marinas, S.A.) in the province of Puntarenas on the Pacific coast of Costa Rica. The facility included 400 hectares of land of which 193 hectares was shrimp aquaculture ponds. The Company discontinued the operation in July 2003 and recognized an impairment loss in discontinued operations in fiscal year 2003. The remaining assets of the shrimp farm were classified as assets of discontinued operations held for sale. The remaining assets were sold in January 2007 for $2.5 million in cash.  See Item 7, Management Discussion and Analysis.

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

Segment Reporting

The Company has three reportable segments: consulting services, analytical laboratory services, and aquaculture. Refer to the Company's financial statements for fiscal year 2007 contained in Item 8 hereof for additional pertinent information on the Company's segments.

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

Backlog

The Company's firm backlog of uncompleted projects and maximum potential revenues from indefinite task order contracts, at July 31, 2007 and 2006 were as follows:

	(Millions of $)
	Fiscal 2007	Fiscal 2006

Total firm backlog	$53.4	$48.3
Anticipated completion of firm backlog in next twelve months	28.5	24.1
Maximum potential gross revenues from task order contracts	169.4	136.0

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

Employees

As of July 31, 2007, the Company, including subsidiaries, had approximately 870 employees. The majority of the employees hold bachelor's degrees and/or advanced degrees in such areas as chemical, civil, mechanical, sanitary, soil, structural and transportation engineering, biology, geology, hydrogeology, ecology, urban and regional planning and oceanography. The Company's ability to remain competitive will depend largely upon its ability to recruit and retain qualified personnel. None of the Company's employees are represented by a labor organization and employee relations are good.

Corporate Governance/American Stock Exchange Rules

The Company’s shares of Class A Common Stock are listed on the AMEX. AMEX has required all of its listing companies to certify that they comply with the AMEX’s corporate governance rules (CG Rules). The Company has certified to the AMEX that it is in compliance with CG Rules except for those CG Rules relating to the composition of and adoption of a nominating committee and the composition of the compensation committee relating to the Company’s Board of Directors. For these items, the Company has relied upon the “controlled company” exception found in the AMEX CG Rules. A “controlled company” is a listing company where more than 50 percent of the voting power of the listing company is in the control of a group. The Company believes that a group, consisting of Messrs. Neumaier, Silvestro, Frank and Strobel and members of their families, now holds more than 50 percent of the voting power of the Company and that, therefore, the Company is a “controlled company” for purposes of the AMEX CG Rules.

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer and controller, as well as all other employees and the directors of the Company. The code of ethics, which the Company calls its Code of Business Conduct and Ethics, is posted on the Company’s website at www.ene.com, as well as on the Company’s internal website which is available to all Company employees. If the Company makes any substantive amendments to, or grants a waiver (including an implicit waiver) from, a provision of its code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, and that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, the Company will disclose the nature of such amendment or waiver in a current report on Form 8-K.

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

Revenues from all government contracts (federal, state and municipal) represented approximately 50% of total revenues for fiscal years 2005 through 2007. Consequently, an inability to win or renew government contracts would adversely affect operations and significantly reduce profits. Government contracts are typically awarded through a highly regulated procurement process.  In addition, some government contracts are awarded to multiple competitors, causing increased competition and downward pricing pressure. This may lead to increased pressure to control costs. If the Company cannot reduce or control costs on these contracts, losses may occur.

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

The Company has operations in more than 30 countries around the world and has derived approximately 19%, 16% and 26% of revenue from international operations for the fiscal years 2007, 2006 and 2005, respectively. International operations are subject to a number of risks, including:

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

The Company's headquarters (60,000 square feet) is located in Lancaster, New York, a suburb of Buffalo. The Company's warehouse facility and its former laboratory in Lancaster, New York consists of two buildings totaling approximately 35,000 square feet (see Analytical Laboratory Services section of Item 1, Business). This facility is currently held for sale. The Company also leases office and storage facilities at twenty-five (25) regional offices in the United States. The Company's subsidiary also owns the fish farm described in the Aquaculture section of Item 1, Business.

Item 3.	Legal Proceedings

From time to time, the Company is named defendant in legal actions arising out of the normal course of business. The Company is not a party to any pending legal proceeding the resolution of which the management of the Company believes will have a material adverse effect on the Company’s results of operations, financial condition, cash flows or to any other pending legal proceedings other than ordinary, routine litigation incidental to its business. The Company maintains liability insurance against risks arising out of the normal course of business.

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

FISCAL 2007

	High	Low

First Quarter (commencing August 1, 2006 - October 28, 2006)	$10.34	$9.87
Second Quarter (commencing October 29, 2006 - January 27, 2007)	11.81	9.96
Third Quarter (commencing January 28, 2007 - April 28, 2007)	13.05	11.01
Fourth Quarter (commencing April 29, 2007 - July 31, 2007)	13.45	12.05

FISCAL 2006

	High	Low

First Quarter (commencing August 1, 2005 - October 29, 2005)	9.03	6.75
Second Quarter (commencing October 30, 2005 - January 28, 2006)	9.49	7.70
Third Quarter (commencing January 29, 2006 - April 29, 2006)	10.88	9.35
Fourth Quarter (commencing April 30, 2006 - July 31, 2006)	10.85	9.75

Approximate Number of Holders of Class A Common Stock. As of September 30, 2007, 2,557,478 shares of the Company's Class A Common Stock were outstanding and the number of holders of record of the Company's Class A Common Stock at that date was 392. The Company estimates that it has a significantly greater number of Class A Common Stock shareholders because a substantial number of the Company's shares are held in street name. As of the same date, there were 1,667,426 shares of the Company's Class B Common Stock outstanding and the number of holders of record of the Class B Common Stock at that date was 59.  The outstanding shares have been adjusted to relect the impact of the 5% stock divident declared by the Company in July 2007.

Dividends. In the fiscal years ended July 31, 2007 and 2006 the Company declared and paid two cash dividends totaling $.34 and $.33 per year respectively, per share of common stock. The amount, if any, of future dividends remains within the discretion of the Company's Board of Directors and will depend upon the Company's future earnings, financial condition and requirements and other factors as determined by the Board of Directors.  The dividends have been adjusted to reflect the impact of the 5% stock dividend declared by the Company in July 2007.

The Company's Certificate of Incorporation provides that any cash or property dividend paid on Class A Common Stock must be at least equal to the cash or property dividend paid on Class B Common Stock on a per share basis.

Equity Compensation Plan Information as of July 31, 2007:
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights.	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by securities holders:
- 1986 Incentive Stock Option Plan	---	---	----
- 2003 Stock Award Plan	---	---	61,054

Equity compensation plans not approved by securities holders:
- 1998 Stock Award Plan	---	---	---

Total	---	---	61,054

Refer to Note 9 to Consolidated Financial Statements set forth in Part IV of this Annual Report on Form 10-K for more information on the Equity Compensation Plans.

(b)	Not Applicable

(c)	Purchased Equity Securities. The following table summarizes the Company's purchases of its common stock during the fiscal year ended July 31, 2007.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

August 1, 2006 - July 31, 2007	5,799	$10.06	5,799	215,962

(1)
The Company purchased 5,799 shares of its Class A common stock during the fiscal year ended July 31, 2007 pursuant to a 200,000 share repurchase program approved at the Board of Directors meeting held in January 2004. The purchases were made in open-market transactions. In February 2006, the Board of Directors authorized the repurchase of an additional 200,000 shares.

Item 6.	Selected Consolidated Financial Data

The financial statements presented below have been restated to give retroactive effect to the 5% stock dividend declared by the Company in July 2007. See note No. 9 to the Notes to Consolidated Financial Statements for additional information.

	Year ended July 31,

	2007	2006	2005	2004	2003
	(In thousands, except share and per share amounts)

Operating data:

Revenues	$103,490	$98,055	$91,351	$110,623	$116,214
Income (loss) from operations	4,130	5,559	(1,970)	6,248	7,679
Income (loss) from continuing operations before income taxes and minority interest	4,578	5,709	(2,118)	6,252	7,531

Net income (loss) from continuing operations	$2,506	$2,723	$(1,424)	$2,632	$3,790
Net income (loss) from discontinued operations	568	(140)	(163)	(231)	(4,992)
Net income (loss)	$3,074	$2,583	$(1,587)	$2,401	$(1,202)

Net income (loss) per common share: basic
Continuing operations	$0.60	$0.65	$(0.34)	$0.63	$0.90
Discontinued operations	0.13	(0.03)	(0.04)	(0.06)	(1.19)
Net income (loss) per common share: basic	$0.73	$0.62	$(0.38)	$0.57	$(0.29)

Net income (loss) per common share: diluted
Continuing operations	$0.59	$0.65	$(0.34)	$0.62	$0.90
Discontinued operations	0.13	(0.03)	(0.04)	(0.05)	(1.19)
Net income (loss) per common share: diluted	$0.72	$0.62	$(0.38)	$0.57	$(0.29)

Cash dividends declared per common share:
Basic and Diluted	$0.34	$0.33	$0.32	$0.32	$0.31

Weighted average common shares outstanding:
Basic	4,194,673	4,180,287	4,160,834	4,185,002	4,196,636
Diluted	4,261,623	4,188,278	4,160,834	4,243,304	4,196,636

	Year Ended July 31,

	2007	2006	2005	2004	2003
	(In thousands, except per share amounts)

Balance sheet data:

Working capital	$34,313	$28,306	$28,373	$27,993	$27,702

Total assets	71,206	69,152	57,305	62,504	76,382

Long-term debt	385	342	328	336	137

Shareholders' equity	40,913	37,627	36,284	39,383	38,378

Book value per share:
Basic	$9.75	$9.00	$8.72	$9.41	$9.14
Diluted	$9.60	$8.98	$8.72	$9.28	$9.14

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Operating activities provided $5.6 million of cash during fiscal year 2007, compared to $8.8 million of cash reported in the prior year.  Minority interest increased $1.9 million during fiscal year 2007 due to increased profits from Walsh Environmental and its subsidiaries located in Peru and Ecuador.  Accounts payable increased $.9 million during fiscal year 2007 mainly due to increases in work performed by the Company’s majority owned subsidiaries Walsh Environmental and E&E do Brasil and an increase in subcontract costs within the parent company during July 2007.  The Company reported a write-off of $1.1 million in the fourth quarter of fiscal year 2007 to reflect the estimated reduction in the value of the net assets of their Venezuelan subsidiary.  Income taxes receivable increased $1.4 million and income taxes payable decreased $.9 million during fiscal year 2007 mainly due to the tax benefits recognized on the write-off of the investment in Venezuela and a reduction in the Company’s estimated tax liabilities as a result of the completion of audits.  Other accrued liabilities decreased $1.7 million during fiscal year 2007 due to a decrease in billings in excess over revenue during the year.  The Company purchased $1.3 million of new capital equipment compared to depreciation charges of $1.4 million during fiscal year 2007.

Financing activities consumed $3.5 million of cash during fiscal year 2007.  The Board of Directors declared dividends of approximately $1.5 million or $.36 per share ($.34 per share after 5% stock dividend) during fiscal year 2007.  The Company reported $769,000 in distributions to minority partners during the year.  In the fourth quarter of fiscal year 2007, the Company repurchased $1.1 million of treasury stock, primarily due to the buying back of 81,000 shares of company stock held by the Company’s Defined Contribution Plan.  Long-term debt and capital lease obligations increased $192,000 mainly due additional loans and capital leases held by the Walsh Environmental subsidiary, Walsh Peru.

The Company maintains an unsecured line of credit of $20.0 million with a bank at ½% below the prevailing prime rate.  A second line of credit is available at another bank for up to $13.5 million, exclusively for letters of credit.  There were two additional lines of credit established during fiscal year 2007, The Company established one for up to $5.0 million exclusively for letters of credit. Another line of credit was established at Walsh Environmental for up to $750,000 exclusively for working capital and letters of credit.  The Company has outstanding letters of credit (LOC’s) at July 31, 2007 in the amount of $1.3 million.  These LOC’s were obtained to secure advance payments and performance guarantees, primarily for contracts in the Middle East.  After LOC’s, there are no outstanding borrowings under the lines of credit and there is $38.0 million of line still available at July 31, 2007.  There are no significant additional working capital requirements pending at July 31, 2007.  The Company believes that cash flows from operations and borrowings against the line of credit will be sufficient to cover all working capital requirements for at least the next twelve months and the foreseeable future.

Contractual Obligations

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$477,466	$211,660	$144,629	$59,752	$61,425
Capital Lease Obligations	241,033	121,569	102,981	16,483	---
Operating Lease Obligations (1)	6,828,406	2,324,755	2,614,935	1,360,791	527,925
Total	$7,546,905	$2,657,984	$2,862,545	$1,437,026	$589,350

(1) Represents rents for office and warehouse facilities

Results of Operations

Revenue

Fiscal Year 2007 vs 2006

Revenue for fiscal year 2007 was $103.4 million, an increase of 5% over the revenue reported in fiscal year 2006.  The increase was mainly attributable to increases in work performed by EEI’s majority owned subsidiaries Walsh Environmental and E&E do Brasil.  Revenues from Walsh Environmental were $24.4 million for fiscal year 2007, an increase of 36% from the $17.9 million reported in fiscal year 2006.  The increase in Walsh Environmental revenues was mainly attributable to increased activity in its energy and mining sectors.  Revenues from E&E do Brasil were $5.0 million for fiscal year 2007, an increase of $2.3 million or 85% over the prior year due mainly to increased work in the public and private power industries.  The Company’s Chilean subsidiary, Gestion Ambiental Consultores (GAC), reported revenues of $2.9 million during fiscal year 2007, an increase of $.9 million from the $2.0 million reported in fiscal year 2006.  The increase in GAC revenues was due to increased activity in its gas and mining sectors.  During fiscal year 2007, revenues from state clients of the parent company increased $.9 million from the $23.1 million reported during the prior year.  The increase in state revenue was mainly attributable to an increase in work levels on contracts in New York and Washington.  Offsetting these increases for fiscal year 2007 were reduced revenues from work performed on contracts in the Middle East and from various United States Federal government agencies, primarily the United States Department of Defense clients (DOD).  Revenue from DOD clients of the parent company decreased $3.7 million during fiscal year 2007 due to a $10.6 million decrease in work performed on contracts associated with the relief efforts for the Gulf Coast hurricanes.  The Company continues to work in the Gulf Coast Region on projects to restore the wetlands that were damaged by the hurricanes.

The Company reported an increase of $5.3 million in revenue during the fourth quarter of fiscal year 2007 attributable to increases in revenue from state clients of the parent company, Walsh Environmental and E&E do Brasil.  Revenues from state clients were $7.1 million, a 37% increase from the $5.2 million reported in the fourth quarter of fiscal year 2006.  The increase in state revenue was mainly attributable to an increase in work performed on contracts in New York. Walsh Environmental reported revenues of $6.8 million for the fourth quarter of fiscal year 2007, an increase of $2.0 million over the fourth quarter of the prior year.  E&E do Brasil reported revenues of $1.6 million for the fourth quarter of fiscal year 2007, a 129% increase from the $.7 million reported in the fourth quarter of fiscal year 2006.

Fiscal Year 2006 vs 2005

Revenue for fiscal year 2006 was $98.1 million, up 7% from the $91.4 million reported in fiscal year 2005.  The increase in revenue was attributable to increases in work with the United States Department of Defense (DOD) and commercial clients as well as from Walsh Environmental, one of its subsidiaries.  Revenue from DOD clients was $19.0 million for fiscal year 2006, an increase of 56% from the $12.2 million reported in the prior year.  The increase in DOD revenues was due to work performed on contracts associated with the relief efforts for hurricanes Katrina and Rita.  These contracts contributed $11.6 million in revenue during fiscal year 2006.  Revenues from commercial clients were $17.8 million during fiscal year 2006, an increase of $5.3 million from $12.5 million reported in fiscal year 2005.  The increase in commercial revenues was attributable to increased activity on energy contracts related to LNG (Liquefied Natural Gas) and wind power. Walsh Environmental reported revenues of $16.8 million during fiscal year 2006, up 22% from the $13.8 million reported in the prior year.  The increase in Walsh was mainly attributable to increased activity in the energy fields related to mineral reserve and exploration analysis.  Revenues from E&E do Brasil, one of the Company’s subsidiaries, were $2.7 million during fiscal year 2006, an increase of 29% from $2.1 million reported in fiscal year 2005. Offsetting these increases were decreases in revenues from the contracts in Saudi Arabia and Kuwait.  These contracts in the Middle East decreased $6.8 million or 59%.  The contracts in Saudi Arabia are 100% complete and the contracts in Kuwait are substantially complete with only minor amounts of laboratory work continuing through December 2006.  Revenues attributable to the Company’s Superfund Technical Assessment and Response Team (START) contracts decreased $3.5 million during the fiscal year 2006. This decrease was due to the completion of the contracts in EPA Region III in June 2005 and EPA Region IX in December 2005.  An

extension was exercised on the EPA Region IX contract which extended its work through the middle of April 2006, however at a significantly reduced level.  The Company was awarded a new START contract in EPA Region X in December 2005.

The increase in revenues for the fourth quarter of fiscal year 2006 was attributable to increases from Commercial clients as well as Walsh Environmental.  Revenues from commercial clients for the fourth quarter of fiscal year 2006 were $4.6 million, a 31% increase from the $3.5 million reported in the fourth quarter of fiscal year 2005.  Walsh Environmental reported net income of $4.8 million for the fourth quarter of fiscal year 2006, an increase of $0.7 million over the fourth quarter of the prior year.  Offsetting these increases were decreases in revenues from state clients as well as decreases in work on the Company’s START contracts.  Revenues from state clients for the fourth quarter of fiscal year 2006 decreased $1.2 million or 19% from the $6.4 million reported in the fourth quarter of fiscal year 2005.  The decrease in state revenues was attributable to decreased work levels on contracts in New York and Oregon.  Revenues attributable to the Company’s START contracts decreased $1.0 million during the fourth quarter of fiscal year 2006.

Income From Continuing Operations Before Income Taxes and Minority Interest

Fiscal Year 2007 vs 2006

The Company’s income from continuing operations before income taxes and minority interest was $4.6 million for fiscal year 2007, down 19 % from the $5.7 million reported in fiscal year 2006.  Gross margins increased during fiscal year 2007 due to an increase in higher margin work at the parent company and increased revenue at Walsh Environmental.  Consolidated indirect costs increased $5.2 million during fiscal year 2007 as a result of revenue growth in subsidiaries, increased marketing and bid and proposal costs, and a more normalized staff utilization subsequent to the completion of the hurricane work in fiscal year 2006..  Marketing and bid and proposal costs were $10.7 million for fiscal year 2007, an increase of $1.4 million from the $9.3 million reported in the prior year.  The increase in marketing and bid and proposal work was due to an investment in significant future opportunities in the alternative and clean technology energy sectors.  The Company continues to increase business development costs worldwide to capitalize on the global demands for energy and environmental infrastructure improvements in concert with heightened concerns over global warming.  A write-off of $1.1 million ($146,000 after tax or $.03 per share) was recognized in the fourth quarter of fiscal year 2007 to reflect the estimated reduction in the value of the net assets of the Company's Venezuela subsidiary.  This write-off was necessary due to a continuing deterioration in business and political conditions in Venezuela and the conclusion that the Company could no longer compete for contracts with its primary client, the government owned oil company.  Interest income was $543,000 for fiscal year 2007, up 151% from the $216,000 reported during the prior year.  The increase in interest income is consistent with the increased cash generated by the Company from the completion of major projects and the sale of the shrimp farm.

The Company’s loss from continuing operations before income taxes and minority interest was $175,000 for the fourth quarter of fiscal year 2007, down $1.7 million from the $1.5 million income reported in the fourth quarter of fiscal year 2006. The write-off of the Company’s Venezuelan subsidiary in the amount of $1.1 million ($146,000 after tax or $.03 per share) reduced income in the fourth quarter of fiscal year 2007.  Interest income increased $62,000 from the $82,000 reported during the fourth quarter of fiscal year 2006. Consolidated indirect costs increased $2.0 million during the fourth quarter of fiscal year 2007 as a result of a decrease in staff utilization at the parent company, an increase in marketing and bid and proposal costs, and costs associated with the continued revenue growth of Walsh Environmental and E&E do Brasil.  Marketing and bid and proposal costs were $2.9 million for the fourth quarter of fiscal year 2007, up 26% from the $2.3 million reported in the fourth quarter of fiscal year 2006.

Fiscal Year 2006 vs 2005

The Company’s income from continuing operations before income taxes and minority interest for fiscal year 2006 was $5.7 million, compared to the $2.1 million loss reported in the prior year.  This increase was mainly due to increased revenues, increased staff utilization and the impairment of the Analytical Services Center (ASC) in fiscal year 2005.  The increase in revenues and staff utilization were mainly attributable to an increase in work performed on contracts associated with the relief efforts for hurricanes Katrina and Rita as well as increased work in the Company’s energy markets.  As of the end of fiscal year 2006, the Company had completed the majority of the work on the relief effort contracts.  The parent company’s employee utilization increased 6% during fiscal year 2006, compared to fiscal year 2005.  Management controlled consolidated indirect costs and maintained them at a level consistent with fiscal year 2005.  Administrative and indirect costs were $24.9 million, an increase of $1.1 million from the $23.8 million reported during the prior year.  The increase in administrative and indirect costs was mainly attributable to an increase in consolidated costs from Walsh Environmental associated with their increased staffing and revenues, as well as the implementation of a bonus plan for senior management. Marketing and related costs for fiscal year 2006 were $9.3 million, a decrease of $1.0 million from the $10.3 million reported during fiscal year 2005.  The decrease in marketing and related costs was a result of the closing of the ASC in fiscal year 2005 and increased utilization of technical staff on direct project work.  The Company recorded a $2.8 million pretax impairment loss on the ASC during the fiscal year 2005.  Interest income increased $174,000 from the $42,000 reported during fiscal year 2005.  This increase was a result of interest earned on cash generated by operations.

The Company’s income from continuing operations before income taxes and minority interest for the fourth quarter of fiscal year 2006 was $1.5 million, compared to the $1.1 million of income reported in the fourth quarter of the prior year.  Administrative and indirect costs were $6.5 million, an increase of $1.1 million from the $5.4 million reported during the fourth quarter of fiscal year 2005.  The increase in

Administrative and indirect costs was a result of the completion of the contracts associated with hurricanes Katrina and Rita, an overall increase in the Company’s technical staff, and an increase in consolidated costs from Walsh Environmental associated with their increased staffing and revenues.  Marketing and related costs decreased $173,000 during the fourth quarter of fiscal year 2006.  Interest income increased $72,000 from the $10,000 reported during the fourth quarter of fiscal year 2005.

Discontinued Operations

On January 9, 2007 the Company sold its interest in the shrimp farm in Costa Rica to the Roozen Group for $2,500,000 in cash. When the farm was closed in fiscal year 2003, the Company recorded an impairment charge. The previously unrecognized foreign translation loss in the amount of approximately $1.5 million has been accounted for in the computation of the current year gain on sale. There was a pretax gain on the sale of the farm of approximately $960,000 after deducting costs of the sale.  This gain is included in the accompanying financial statements under discontinued operations.

Write-off of Investment in Venezuela

Due to a continuing deterioration in business and political conditions in Venezuela and the conclusion  that, effective in June 2007, E&E's Venezuelan subsidiary would no longer be able to compete for contracts with its primary client, the government owned oil company, the Company evaluated its investment in its Venezuelan subsidiary for possible write-off. The Company ultimately made a decision to close its subsidiary in Venezuela effective as soon as possible. This final decision was made by the President of E & E Inc. on September 12, 2007. The cessation of business in Venezuela will result in termination benefits for employees and other charges. Termination costs will be estimated according to in-country regulations. The Company recognized a write-off of $1.1 million ($146,000 after tax or $.03 per share) in the fourth quarter of fiscal year 2007 to reflect the estimated reduction in the value of the net assets of the Company's Venezuela subsidiary.  The tax benefit of the write-off was increased due to the excess of the tax basis over the accounting basis in the subsidiary, largely attributable to the net losses of the subsidiary which were previously recognized for financial reporting purposes, without U.S. income tax benefit.

Income Taxes

The estimated effective tax rate for fiscal year 2007 was 2.3%, down from the 37.6% reported for fiscal year 2006.  This is primarily due to the reversal of tax reserves due to settlement of income tax audits, tax benefits on the write-off of the investment in Venezuela, increases in the percentage of total income (from "pass-through" entities) attributable to minority partners, and the effect of lower tax rates in South America relative to the U.S.

The effective tax rate for fiscal year 2006 has decreased from (80.9%) to 37.6% due to a re-evaluation of tax contingencies, a reduction in the benefit from the Extra Territorial Income Exclusion, and a decrease in the percentage of total income attributable to minority partners in 2006.

American Jobs Creation Act of 2004

In October 2004, Congress passed, and the President signed into law, the American Jobs Creation Act of 2004 (the “Act”). Some key provisions of the act affecting the Company were the repeal of the United States export tax incentive known as the extraterritorial income exclusion (EIE) and the implementation of a domestic manufacturing deduction. The EIE is phased out over the calendar years 2005 and 2006 with an exemption for binding contracts with unrelated persons entered into before September 18, 2003. These phase-out provisions will allow the Company to maintain an EIE deduction at a reduced amount through fiscal year 2007. The Company will accrue some benefits from the domestic manufacturing deduction, although such benefits are not material. Under the Act’s repatriation provisions, the Company repatriated approximately $62,000 and $77,000 during fiscal years 2007 and 2006, respectively.

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

The Company elected to record the effects of applying SAB 108 using the “cumulative effect” transition method and recorded an adjustment to reduce retained earnings by $302,000 in the first quarter of fiscal year 2007. However, upon subsequent review, the Company concluded that $326,357 of this entry could have been corrected by recording other balance sheet only adjustments, not affecting retained earnings. This correction would result in a net increase in retained earnings of $24,357 and can no longer be deemed material enough to be recorded as a cumulative effect adjustment. Therefore, the Company has reversed the cumulative effect adjustment recorded in the first quarter and reflected the remaining $24,357 as corrections to cost of operations and minority interest expense.

In June 2006, the FASB issued FIN 48, an interpretation of SFAS 109. FIN 48 clarifies the accounting for uncertainty in income taxes and reduces the diversity in current practice associated with the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return by defining a “more-likely-than-not” threshold regarding the sustainability of the position. The Company is required to adopt FIN 48 in the fiscal year ended July 31, 2008. The Company is currently evaluating the impact of FIN 48 on its financial statements and anticipates the impact to be immaterial.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurement” (FAS 157), which established a framework for measuring fair value under generally accepted accounting principles and expands disclosure about fair value measurements.  FAS 157 is effective for financial statements issued with fiscal years beginning after November 15, 2007.  The Company is assessing the impact that the adoption of FAS 157 will have on its financial statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (FAS 159). The fair value option established by FAS 159 permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. FAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company is currently assessing the impact of FAS 159 on its financial statements.

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

The Company maintains reserves for cost disallowances on its cost based contracts as a result of government audits.  The Company recently settled fiscal years 1996 thru 2001 for amounts within the anticipated range.  Final rates have been negotiated under these audits through 2001.  The Company has estimated its exposure based on completed audits, historical experience and discussions with the government auditors.  If these estimates or their related assumptions change, the Company may be required to record additional charges for disallowed costs on its government contracts.

Impairment Losses

The Company recorded a $2.8 million impairment loss on its Analytical Services Center in fiscal year 2005.  An estimate of the fair value of its assets was made based on external appraisals of the land and buildings and internal estimates of the realizable value of the equipment.  An impairment was necessary due to the uncertainty that the estimated future net cash flows would be sufficient to recover the carrying value of it long-lived assets. If estimates of the assets’ fair value or their related assumptions change, the Company may be required to record additional impairment losses.

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

Changes in Corporate Entities

On May 15, 2007 one of the Walsh Peruvian minority shareholders sold 14% of their shares in that subsidiary for $332,000.  Half of the shares were repurchased by the Peruvian company, and the other half was purchased by Walsh Environmental Scientists and Engineers, LLC (the majority shareholder).  Both of the transactions were completed for the same terms and conditions.  Half of the purchase price was paid in cash and the remainder was taken as loans to be repaid over a two and a half year period.  The purchase price that was paid was at a premium over the book value of the stock.  This has created additional goodwill of approximately $147,000 that was recorded in the fourth quarter.

On January 9, 2007 the Company sold its interest in the shrimp farm in Costa Rica to the Roozen Group for $2,500,000 in cash. There was a pretax gain on the sale of the farm of approximately $960,000 after deducting costs of the sale. This gain is included in the accompanying financial statements under discontinued operations.

On December 29, 2006 a capital infusion of $500,000 was made to E&E do Brasil, Ltda. order to fund working capital requirements resulting from the subsidiary’s significant growth. On the same date the Company entered into a loan agreement for $120,000 each with its two Brazilian partners.  The loans were granted to allow them to maintain their ownership percentage in E&E do Brasil, Ltda. (a limited partnership). The loans made to the partners are payable to Ecology and Environment, Inc., and are five year loans with annual principal repayments, and twelve per cent interest costs due on the outstanding balance. The loans are secured by the partners' shares.

Inflation

Inflation has not had a material impact on the Company’s business because a significant amount of the Company’s contracts are either cost based or contain commercial rates for services that are adjusted annually.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Company may have exposure to market risk for change in interest rates, primarily related to its investments.  The Company does not have any derivative financial instruments included in its investments.  The Company invests only in instruments that meet high credit quality standards.  The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limited default risk, market risk and reinvestment risk.  As of July 31, 2007, the Company’s investments consisted of short-term commercial paper and mutual funds.  The Company does not expect any material loss with respect to its investments.

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

We have audited the accompanying consolidated balance sheets of Ecology and Environment, Inc. and its subsidiaries as of July 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended July 31, 2007.  In addition, our audits included the financial statement schedule listed in the index at Item 15(a)(2).  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ecology and Environment, Inc. and its subsidiaries as of July 31, 2007 and 2006 and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2007 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Schneider Downs & Co., Inc.

Pittsburgh, Pennsylvania
October 29, 2007

Ecology and Environment, Inc
Consolidated Balance Sheet

	July 31,	July 31,
Assets	2007	2006

Current assets:
Cash and cash equivalents	$15,724,139	$13,094,499
Investment securities available for sale	101,009	97,560
Contract receivables, net	36,742,288	37,011,377
Deferred income taxes	5,196,728	5,630,832
Income tax receivable	1,357,213	-
Other current assets	1,516,972	1,041,751

Total current assets	60,638,349	56,876,019

Property, building and equipment, net	7,725,535	7,776,232
Deferred income taxes	1,404,232	1,316,040
Other assets	1,438,329	3,184,093

Total assets	$71,206,445	$69,152,384

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$10,178,873	$9,306,633
Accrued payroll costs	6,191,434	6,379,724
Income taxes payable	664,085	1,499,292
Deferred revenue	90,791	161,225
Current portion of long-term debt and capital lease obligations	333,229	403,182
Other accrued liabilities	8,866,707	10,820,369

Total current liabilities	26,325,119	28,570,425

Long-term debt and capital lease obligations	385,270	341,664
Minority interest	3,582,968	2,612,836
Commitments and contingencies (see note #14)	-	-

Shareholders' equity:
Preferred stock, par value $.01 per share;
authorized - 2,000,000 shares; no shares
issued	-	-
Class A common stock, par value $.01 per
share; authorized - 6,000,000 shares;
issued - 2,661,498 and 2,534,566 shares	26,615	25,346
Class B common stock, par value $.01 per
share; authorized - 10,000,000 shares;
issued - 1,732,227 and 1,650,173 shares	17,323	16,502
Capital in excess of par value	20,051,446	17,684,373
Retained earnings	22,211,098	23,163,716
Accumulated other comprehensive income (loss)	299,102	(2,208,830)
Treasury stock - Class A common, 104,020 and 102,204
shares; Class B common, 64,801 and 26,259 shares, at cost	(1,692,496)	(1,053,648)

Total shareholders' equity	40,913,088	37,627,459

Total liabilities and shareholders' equity	$71,206,445	$69,152,384

The accompanying notes are an integral part of these financial statements.

Ecology and Environment, Inc.
Consolidated Statement of Income

	Year ended July 31,

	2007	2006	2005

Revenue	$103,489,670	$98,054,528	$91,350,613

Cost of professional services and
other direct operating expenses	40,240,295	40,878,554	38,015,428
Subcontract costs	17,215,450	16,219,008	16,890,103

Gross Profit	46,033,925	40,956,966	36,445,082
Administrative and indirect operating
expenses	28,754,534	24,899,008	23,821,948
Marketing and related costs	10,689,698	9,335,050	10,341,414
Depreciation	1,380,223	1,164,095	1,501,035
Write-off of investment in Venezuela	1,079,155	-	-
Long-lived asset impairment loss	-	-	2,750,972

Income (loss) from operations	4,130,315	5,558,813	(1,970,287)
Interest expense	(162,442)	(95,907)	(122,342)
Interest income	542,700	216,213	42,267
Other income (expense)	1,281	(11,280)	(122,287)
Net foreign currency exchange gain	65,964	41,452	54,868

Income (loss) from continuing operations before income
taxes and minority interest	4,577,818	5,709,291	(2,117,781)
Income tax provision (benefit)	106,700	2,147,443	(1,713,596)

Net income (loss) from continuing operations
before minority interest	4,471,118	3,561,848	(404,185)
Minority interest	(1,965,099)	(838,995)	(1,019,864)

Net income (loss) from continuing operations	2,506,019	2,722,853	(1,424,049)
Income (loss) from discontinued operations	985,797	(226,089)	(236,635)
Income tax benefit (provision) on income (loss) from discontinued operations	(417,345)	85,823	74,144

Net income (loss)	$3,074,471	$2,582,587	$(1,586,540)

Net income (loss) per common share: basic
Continuing operations	$0.60	$0.65	$(0.34)
Discontinued operations	0.13	(0.03)	(0.04)

Net income (loss) per common share: basic	$0.73	$0.62	$(0.38)

Net income (loss) per common share: diluted
Continuing operations	$0.59	$0.65	$(0.34)
Discontinued operations	0.13	(0.03)	(0.04)

Net income (loss) per common share: diluted	$0.72	$0.62	$(0.38)

Weighted average common shares outstanding: basic	4,194,673	4,180,287	4,160,834

Weighted average common shares outstanding: diluted	4,261,623	4,188,278	4,160,834

The accompanying notes are an integral part of these financial statements.

Ecology and Environment, Inc
Consolidated Statement of Cash Flows

	Year ended July 31,

	2007	2006	2005

Cash flows from operating activities:
Net income	$3,074,471	$2,582,587	$(1,586,540)
Net income (loss) from discontinued operations, net of tax	568,452	(140,266)	(162,491)
Income from continuing operations	2,506,019	2,722,853	(1,424,049)
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Write-off of Investment in Venezuela	1,079,155	-	-
Impairment of long-lived assets	-	-	2,750,972
Depreciation	1,380,223	1,164,095	1,501,035
Share-based compensation expense	121,396	212,506	299,220
Gain on disposition of property and equipment	(1,045)	(12,879)	6,286
Minority interest	1,965,099	838,995	1,019,864
Provision for contract adjustments	1,054,204	1,524,049	467,954
(Increase) decrease in:
- contracts receivable, net	(785,115)	(7,178,436)	4,593,343
- other current assets	(457,894)	994,348	437,474
- deferred income taxes	(61,568)	(885,440)	(1,140,159)
- income tax receivable	(1,357,213)	-	-
- other non-current assets	2,049,412	(1,080,072)	459,065
Increase (decrease) in:
- accounts payable	872,240	3,284,995	(48,628)
- accrued payroll costs	(188,290)	2,542,289	(773,662)
- income taxes payable	(835,207)	1,463,170	(326,992)
- deferred revenue	(70,434)	(70,386)	(962,608)
- other accrued liabilities	(1,669,663)	3,237,676	(683,903)

Net cash provided by operating activities	5,601,319	8,757,763	6,175,212

Cash flows provided by (used in) investing activities:
Acquistion of minority interest of subsidiary	(166,000)	-	-
Purchase of property, building and equipment	(1,328,481)	(985,323)	(246,290)
Proceeds from maturity of investments	-	24,750	26,136
Payment for the purchase of bond	(3,408)	(3,279)	(3,109)

Net cash used in investing activities	(1,497,889)	(963,852)	(223,263)

Cash flows provided by (used in) financing activities:
Dividends paid	(1,464,921)	(1,420,930)	(1,384,092)
Proceeds from debt	298,519	549,925	747,863
Repayment of debt	(490,866)	(457,203)	(698,729)
Distributions to minority partners	(768,596)	(1,103,996)	(396,095)
Net proceeds from the issuance of common stock	-	8,700	1,812
Purchase of treasury stock	(1,085,901)	(25,077)	(530,057)

Net cash used in financing activities	(3,511,765)	(2,448,581)	(2,259,298)

Effect of exchange rate changes on cash and cash equivalents	(224,485)	28,122	100,725

Discontinued Operations
Net cash used in discontinued operating activities	(237,540)	(151,069)	(161,593)
Net cash provided by discontinued investing activities - sale of assets	2,500,000	-	-

Net cash provided by (used in) discontinued operations	2,262,460	(151,069)	(161,593)

Net increase in cash and cash equivalents	2,629,640	5,222,383	3,631,783
Cash and cash equivalents at beginning of period	13,094,499	7,872,116	4,240,333

Cash and cash equivalents at end of period	$15,724,139	$13,094,499	$7,872,116

The accompanying notes are an integral part of these financial statements.

Ecology and Environment, Inc
Consolidated Statement of Changes in Shareholders' Equity

							Accumulated
	Common Stock				Capital in		Other
	Class A		Class B		Excess of	Retained	Comprehensive	Unearned	Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Par Value	earnings	Income	Compensation	Shares	Amount	Income

Balance at July 31, 2004	2,501,985	$25,021	1,681,304	$16,813	$17,592,444	$24,972,691	$(2,336,723)	$(193,282)	87,749	$(694,121)	$2,176,424

Net loss	-	-	-	-	-	(1,586,540)	-	-	-	-	(1,586,540)
Foreign currency translation reserve	-	-	-	-	-	-	100,725	-	-	-	100,725
Cash dividends paid ($.32 per share)	-	-	-	-	-	(1,384,092)	-	-	-	-	-
Unrealized investment gain, net	-	-	-	-	-	-	(53)	-	-	-	(53)
Conversion of common stock - B to A	12,000	120	(12,000)	(120)	-	-	-	-	-	-	-
Repurchase of Class A common stock	-	-	-	-	-	-	-	-	62,500	(530,057)	-
Stock options exercised	250	2	-	-	1,810	-	-	-	-	-	-
Issuance of stock under stock award plan, net	-	-	-	-	38,230	-	-	(134,971)	(33,531)	265,230	-
Amortization, net of tax	-	-	-	-	-	-	-	164,717	-	-	-
Forfeitures	-	-	-	-	(10,312)	-	-	4,543	3,776	(28,251)	-

Balance at July 31, 2005	2,514,235	$25,143	1,669,304	$16,693	$17,622,172	$22,002,059	$(2,236,051)	$(158,993)	120,494	$(987,199)	$(1,485,868)

Net income	-	$-	-	$-	$-	$2,582,587	$-	$-	-	$-	2,582,587
Reclassification due to adoption of FAS 123R	-	-	-	-	(158,993)	-	-	158,993	-	-	-
Foreign currency translation reserve	-	-	-	-	-	-	28,122	-	-	-	28,122
Cash dividends paid ($.33 per share)	-	-	-	-	-	(1,420,930)	-	-	-	-	-
Unrealized investment gain, net	-	-	-	-	-	-	(901)	-	-	-	(901)
Conversion of common stock - B to A	19,131	191	(19,131)	(191)	-	-	-	-	-	-	-
Repurchase of Class A common stock	-	-	-	-	-	-	-	-	2,595	(25,077)	-
Stock options exercised	1,200	12	-	-	8,688	-	-	-	-	-	-
Issuance of stock under stock award plan	-	-	-	-	-	-	-	-	-	-	-
Share-based compensation	-	-	-	-	130,277	-	-	-	-	-	-
Other	-	-	-	-	82,229	-	-	-	5,374	(41,372)	-

Balance at July 31, 2006	2,534,566	$25,346	1,650,173	$16,502	$17,684,373	$23,163,716	$(2,208,830)	$-	128,463	$(1,053,648)	$2,609,808

Net income	-	-	-	-	-	3,074,471	-	-	-	-	3,074,471
Reclassification adjustment for realized foreign currency translation loss in net income	-	-	-	-	-	-	2,110,431	-	-	-	2,110,431
Foreign currency translation reserve	-	-	-	-	-	-	397,476	-	-	-	397,476
Cash dividends paid ($.34 per share)	-	-	-	-	-	(1,464,921)	-	-	-	-	-
5% Stock Dividend	126,522	1,265	82,464	825	2,560,078	(2,562,168)	-	-	8,040	-	-
Unrealized investment gain, net	-	-	-	-	-	-	25	-	-	-	25
Conversion of common stock - B to A	410	4	(410)	(4)	-	-	-	-	-	-	-
Repurchase of Class A common stock	-	-	-	-	-	-	-	-	86,806	(1,085,901)	-
Issuance of stock under stock award plan	-	-	-	-	(325,985)	-	-	-	(57,620)	472,484	-
Share-based compensation	-	-	-	-	121,396	-	-	-	-	-	-
Tax impact of share based compensation	-	-	-	-	5,860	-	-	-	-	-	-
Other	-	-	-	-	5,724	-	-	-	3,135	(25,431)	-

Balance at July 31, 2007	2,661,498	26,615	1,732,227	17,323	20,051,446	22,211,098	299,102	-	168,824	(1,692,496)	$5,582,403

Ecology and Environment, Inc.
Notes to Consolidated Financial Statements

1.	Summary of Operations and Basis of Presentation

Ecology and Environment, Inc. (the Company) is an environmental consulting and testing firm whose underlying philosophy is to provide a broad range of environmental consulting services worldwide so that sustainable economic and human development may proceed with minimum negative impact on the environment. These services include environmental audits and impact assessments, hazardous material site evaluations and response programs, water and groundwater monitoring, laboratory analyses, environmental infrastructure planning and many other projects provided by the Company's multidisciplinary professional staff. Revenues reflected in the Company's consolidated statement of income represent services rendered for which the Company maintains a primary contractual relationship with its customers. Included in revenues are certain services outside the Company's normal operations which the Company has elected to subcontract to other contractors.

During fiscal years ended July 31, 2007, 2006 and 2005, the percentages of total revenues derived from contracts exclusively with the United States Environmental Protection Agency (EPA) were 6%, 8% and 13%, respectively. The Company's Superfund Technical Assessment and Response Team (START) contracts accounted for the majority of the EPA revenue. The percentage of revenues derived from contracts with the United States Department of Defense (DOD) were 9%, 18% and 13% for fiscal years ended July 31, 2007, 2006 and 2005, respectively.

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

The Company had previously classified second-tier subsidiaries’ minority interest as “other expense” and “other accrued liabilities.” These amounts ($533,276 at July 31, 2006 and $499,952 at July 31, 2005 on the income statement and $866,987 at July 31, 2006 and $660,256 at July 31, 2005 on the balance sheet) have been reclassified to minority interest.  The Company had previously classified certain subsidiaries bad debt and amortization expense as “other expense” on the income statement.  These amounts ($112,360 and $18,904 at July 31, 2006 and 2005, respectively) have been reclassified to administrative and indirect operating expenses on the income statement.  As a result of the implementation of SAB 108, the Company reclassified the $24,357 that had been recorded as “other expense” during the second quarter.   The cost of operations was reduced in the amount of $83,357 and minority interest expense increased in the amount of $59,000.

   d.  Revenue recognition

Substantially all of the Company's revenue is derived from environmental consulting work, with the balance derived from sample analysis (E&E Analytical Services Center, in operation through January 2005) and aquaculture. The consulting revenue is principally derived from the sale of labor hours. The consulting work is performed under a mix of fixed price, cost-type, and time and material contracts. Contracts are required from all customers. Revenue is recognized as follows:

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

Substantially all of the Company's cost-type work is with federal governmental agencies and, as such, is subject to audits after contract completion. Provisions for adjustments to the revenue accrued under these cost-type contracts are provided for on an annual basis based on past settlement history. Government audits have been completed and final rates have been negotiated through fiscal year 2001. The balance in the allowance for contract adjustments accounts principally represents a reserve for contract adjustments for the fiscal years 1996-2007.

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

All bid and proposal and other pre-contract costs are expensed as incurred. Out of pocket expenses such as travel, meals, field supplies, and other costs billed direct to contracts are included in both revenue and cost of professional services.

e.	Investment securities

Investment securities have been classified as available for sale and are stated at estimated fair value. Unrealized gains or losses related to investment securities available for sale are reflected in accumulated other comprehensive income, net of applicable income taxes in the consolidated balance sheet and statement of changes in shareholders' equity. The cost of securities sold is based on the specific identification method. The Company had gross unrealized gains of approximately $5,000 in fiscal year 2007 and 2006.

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

g.    Fair value of financial instruments

The carrying amount of cash and cash equivalents, contracts receivable and accounts payable at July 31, 2007 and 2006 approximate fair value.  Investment securities available for sale are carried at estimated fair value.  Long-term debt consists of bank loans and capitalized equipment leases. Based on the Company's assessment of the current financial market and corresponding risks associated with the debt, management believes that the carrying amount of long-term debt at July 31, 2007 and July 31, 2006 approximates fair value.

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

The financial statements of foreign subsidiaries located in highly inflationary economies are remeasured as if the functional currency were the U.S. dollar. The remeasurement of local currencies into U.S. dollars creates translation adjustments which are included in net income. There were no highly inflationary economy translation adjustments for fiscal years 2005 - 2007.

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

The Company has a non-contributory defined contribution plan providing deferred benefits for substantially all of the Company's employees. The Company also had a supplemental defined contribution plan (SERP) to provide deferred benefits for senior executives of the Company. The annual expense of the Company's supplemental defined contribution plan is based on a percentage of eligible wages as authorized by the Company's Board of Directors. Benefits under this plan are funded as accrued. The SERP was terminated effective July 31, 2006 and balances totaling approximately $342,000 were paid in the first quarter of fiscal year 2007.

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

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. See Footnote No. 13.

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

In October 2004, Congress passed, and the President signed into law, the American Jobs Creation Act of 2004 (the “Act”). Some key provisions of the act affecting the Company were the repeal of the United States export tax incentive known as the extraterritorial income exclusion (EIE) and the implementation of a domestic manufacturing deduction. The EIE is phased out over the calendar years 2005 and 2006 with an exemption for binding contracts with unrelated persons entered into before September 18, 2003. These phase-out provisions will allow the Company to maintain an EIE deduction at a reduced amount through fiscal year 2007. The Company will accrue some benefits from the domestic manufacturing deduction, although such benefits are not material. Under the Act’s repatriation provisions, the Company repatriated approximately $62,000 and $77,000 during fiscal years 2007 and  2006, respectively.

          q.   Goodwill

During the fourth quarter of fiscal year 2007, Walsh Environmental Scientists and Engineers, LLC recorded $147,000 in goodwill related to their purchase of additional shares of their subsidiary Walsh Peru.  The goodwill of approximately $851,000 is subject to an annual assessment for impairment. During fiscal year 2007, this test did not result in any charges.

3.	Cash and Cash Equivalents

The Company's policy is to invest cash in excess of operating requirements in income-producing short-term investments. At July 31, 2007 and 2006, short-term investments consist of commercial paper and money market funds and are carried at cost. Short-term investments amounted to approximately $2.6 million and $55,000 at July 31, 2007 and 2006, respectively, and are reflected in cash and cash equivalents in the accompanying consolidated balance sheet and statement of cash flows.

For purposes of the consolidated statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. Cash paid for interest amounted to approximately $162,000, $96,000, and $122,000 in fiscal years 2007, 2006 and 2005, respectively. Cash paid for income taxes amounted to approximately $2.2 million, $1.3 million, and $897,000 in fiscal years 2007, 2006 and 2005, respectively.

4.	Contract Receivables, net

	July 31,

	2007	2006

United States government -
Billed	$2,905,030	$3,040,081
Unbilled	4,195,989	4,267,073
	7,101,019	7,307,154

Industrial customers and state and municipal governments -
Billed	24,496,429	29,643,426
Unbilled	6,885,363	3,360,808
	31,381,792	33,004,234

Less allowance for doubtful accounts and contract adjustments -	(1,740,523)	(3,300,011)

	$36,742,288	$37,011,377

United States government receivables arise from long-term U.S. government prime contracts and subcontracts. Unbilled receivables result from revenues which have been earned, but are not billed as of period-end. The above unbilled balances are comprised of incurred costs plus fees not yet processed and billed; and differences between year-to-date provisional billings and year-to-date actual contract costs incurred and fees earned of approximately $202,000 at July 31, 2007 and ($683,000) at July 31, 2006. Management anticipates that the July 31, 2007 unbilled receivables will be substantially billed and collected within one year. Within the above billed balances are contractual retainages in the amount of approximately $409,000 at July 31, 2007 and $764,000 at July 31, 2006. Management anticipates that the July 31, 2007 retainage balance will be substantially collected within one year. Included in the balance of receivables for industrial customers and state and municipal customers are receivables, net of subcontract costs, due under the contracts in Kuwait and Saudi Arabia of $6.2 million and $9.3 million at July 31, 2007 and 2006, respectively.

Included in other accrued liabilities is an additional allowance for contract adjustments relating to potential cost disallowances on amounts billed and collected in current and prior years' projects of approximately $3.9 million at July 31, 2007 and $3.4 million at July 31, 2006. Also included in other accrued liabilities is a reclassification of billings in excess of recognized revenues of approximately $4.0 million at July 31, 2007 and $6.0 million at July 31, 2006. An allowance for contract adjustments is recorded for contract disputes and government audits when the amounts are estimable.

5.	Property, Building and Equipment, net

	July 31,
	2007	2006

Land	$543,051	$543,051
Buildings	11,154,672	11,112,042
Laboratory and other equipment	3,072,609	2,917,387
Information technology equipment	6,369,348	5,815,183
Office furniture and equipment	2,417,764	2,211,654
Leasehold improvements and other	1,590,222	1,431,521

	$25,147,666	$24,030,838

Less accumulated depreciation and amortization	(17,422,131)	(16,254,606)

	$7,725,535	$7,776,232

6.	Line of Credit

The Company maintains an unsecured line of credit available for working capital and letters of credit of $20 million with a bank at one-half percent below the prevailing prime rate. A second line of credit has been established at another bank for up to $13.5 million exclusively for letters of credit and is renewed annually. There were two additional lines of credit established during fiscal year 2007. The Company established one for up to $5.0 million exclusively for letters of credit. An additional line of credit was established at

Walsh Environmental for up to $750,000 exclusively for working capital and letters of credit. At July 31, 2007 and 2006, the Company had letters of credit outstanding totaling approximately $1.3 million and $1.5 million, respectively. At July 31, 2007 and 2006, there were no borrowings for working capital against the lines of credit.

The Company is in compliance with all bank loan covenants at July 31, 2007.

7.	Debt and Capital Lease Obligations

Debt inclusive of capital lease obligations consists of the following:

	July 31, 2007	July 31, 2006

Various bank loans and advances at subsidiaries with interest rates ranging from 5% to 14%	$477,466	$531,070
Capital lease obligations at subsidiaries with varying interest rates averaging 11%	241,033	213,776
	718,499	744,846

Less: current portion of debt and capital lease obligations	(333,229)	(403,182)

Long-term debt and capital lease obligations	$385,270	$341,664

The aggregate maturities of long-term debt and capital lease obligations at July 31, 2007 are as follows:

Amount

Fiscal Year 2008	$333,229
Fiscal Year 2009	165,318
Fiscal Year 2010	82,292
Fiscal Year 2011	45,465
Fiscal Year 2012	30,770
Thereafter	61,425

$718,499

8.	Income Taxes

The provision (benefit) for income taxes was as follows:

	Fiscal Year
	2007	2006	2005

Current:
Federal	$596,564	$2,340,755	$(828,582)
State	224,987	369,118	103,991
Foreign	516,711	448,126	280,494

	$1,338,262	$3,157,999	$(444,097)

Deferred:
Federal	$(1,042,458)	$(926,101)	$(1,074,049)
State and foreign	(189,104)	(84,455)	(195,450)
	$(1,231,562)	$(1,010,556)	$(1,269,499)

	$106,700	$2,147,443	$(1,713,596)

    A reconciliation of income tax expense (benefit) using the statutory U.S. income tax rate compared with actual income tax expense (benefit) was as follows:

	2007	2006	2005

U.S. federal statutory income tax rate	34.0%	34.0%	(34.0%)
Re-evaluation of tax contingencies	(11.1%)	---	(31.2%)
Additional tax basis in Venezuelan subsidiary	(10.1%)	---	---
Income from "pass-through" entities taxable to minority partners	(9.9%)	(4.7%)	(10.5%)
International rate differential	(2.7%)	6.0%	2.7%
Extraterritorial income tax exclusion	(1.2%)	(1.5%)	(5.2%)
State taxes, net of federal benefit	0.4%	3.6%	1.8%
Other	2.9%	0.2%	(4.5%)

Total	2.3%	37.6%	(80.9%)

The significant components of deferred tax assets (liabilities) are as follows:

	Fiscal Year
	2007	2006

Contract and other reserves	$3,252,519	$3,664,043
Discontinued operations	---	1,662,279
Fixed assets and intangibles	1,148,248	1,080,122
Accrued compensation	625,289	737,398
Net operating loss carryforwards	1,708,130	---
Other	178,918	135,647
Deferred tax assets	$6,913,104	$7,279,489

State income taxes	(312,144)	(332,617)
Deferred tax liabilities	(312,144)	(332,617)
Net deferred tax asset	$6,600,960	$6,946,872

The Company has not recorded income taxes applicable to undistributed earnings of all other foreign subsidiaries that are indefinitely reinvested in those operations. At July 31, 2007, these amounts relate primarily to operations in Saudi Arabia and Chile of approximately $1,455,000.

The Company’s tax benefit related to continuing operations for the fiscal year ended July 31, 2007 reflects an additional benefit of $510,000 as a result of a change in its estimated contingent tax liabilities for income tax audits. These contingent liabilities were re-evaluated and a downward adjustment was made as a result of an appeals settlement that occurred in July of 2007 relating to positions taken on the Company’s fiscal  2004 and fiscal 2005 tax returns. In September of 2007, the Internal Revenue Service concluded the audits of fiscal 2004 though 2006.

Similarly, the Company’s tax benefit related to continuing operations for the fiscal year ended July 31, 2005 reflects an additional benefit of $660,000 as a result of a change in its estimated reserves for income tax audits. These reserves were re-evaluated and a downward adjustment was made to accommodate the close-out of Internal Revenue service audits of the Company’s fiscal years 2002 and 2003 as reported to the Company in early May 2005.

As of July 31, 2007, for federal income tax return purposes, the Company has approximately $4,400,000 of U.S. federal net operating loss carryforwards available to offset future taxable income.  This loss carryforward will expire in 2027.  SFAS 109 specifies that deferred tax assets are to be reduced by a valuation allowance if it is more likely than not that some portion of the deferred tax asset will not be realized.  Management believes that future taxable income should be sufficient to realize all of our deferred tax assets.

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

The Company estimates that if it elected to measure compensation cost for employee stock based compensation arrangements under SFAS No. 123, it would not have caused net income and earnings per share for fiscal year 2005 to be materially different from the reported amounts.

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

The Company issued 57,620 shares valued at $585,995 in October 2006 pursuant to the Award Plan.  These awards issued have a three year vesting period. The “pool” of excess tax benefits accumulated in Capital in Excess of Par Value at July 31,2007 and 2006 was approximately $88,000 and $82,000, respectively. Total gross compensation expense is recognized over the vesting period. Unearned compensation expense was approximately $349,000 and $42,000 at July 31, 2007 and 2006, respectively.

d.	Stock Dividend

On July 19, 2007, the Board of Directors declared a 5% stock dividend on the Company’s Class A and Class B common stock distributed on August 31, 2007 to shareholders of record on August 1, 2007. As of July 31, 2007, an amount equal to the fair value of the common stock distributed was transferred from retained earnings to the common stock and capital in excess of par value accounts. All data with respect to net income per common share, weighted average common shares outstanding, and dividends paid have been retroactively adjusted to reflect the stock dividend.

10.	Shareholders' Equity - Restrictive Agreement

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

At July 31, 2007, future minimum rental commitments are as follows:

Fiscal Year	Amount

2008	$2,324,755
2009	1,494,467
2010	1,120,468
2011	808,213
2012	552,578
Thereafter	527,926

Lease agreements may contain step rent provisions and/or free rent concessions.  In such cases, any material leases are in compliance with paragraph 15 of SFAS 13.  Lease payments based on a price index have rent expense recognized on a straight line or substantially equivalent basis, and they are included in the calculation of minimum lease payments in accordance with SFAS 29. Gross rental expense under the above lease commitments for 2007, 2006, and 2005 was approximately $2.5 million, $2.7 million and $3.0 million, respectively.

12.	Defined Contribution Plans

Contributions to the defined contribution plan and supplemental retirement plan are discretionary and determined annually by the Board of Directors. The total expense under the plans for fiscal years 2007, 2006, and 2005 was approximately $1.5 million, $1.3 million and $1.3 million, respectively.

13.	Earnings Per Share

The computation of basic earnings per share reconciled to diluted earnings per share follows:

	Fiscal Year
	2007	2006	2005

Net income (loss) from continuing operations available to common stockholders	$2,506,019	$2,722,853	$(1,424,049)
Net income (loss) from discontinued operations available to common stockholders	568,452	(140,266)	(162,491)

Net income (loss) available to common stockholders	$3,074,471	$2,582,587	$(1,586,540)

Weighted-average common shares outstanding (basic)	4,194,673	4,180,287	4,160,834

Basic earnings (loss) per share:
Continued operations	$0.60	$0.65	$(0.34)
Discontinued operations	0.14	(0.03)	(0.04)

Basic earnings (loss) per share	$0.74	$0.62	$(0.38)

Incremental shares from assumed conversions of stock options and restricted stock awards	66,950	7,991	---

Adjusted weighted-average common shares outstanding	4,261,623	4,188,278	4,160,834
Diluted earnings (loss) per share:
Continued operations	$0.59	$0.65	$(0.34)
Discontinued operations	0.13	(0.03)	(0.04)

Diluted earnings (loss) per share	$0.72	$0.62	$(0.38)

As of December 12, 2005, all outstanding stock options expired. At July 31, 2005, there were 10,400 stock options outstanding with an exercise price of $7.25, which was not included in the above calculations due to their antidilutive nature.

After consideration of all the rights and privileges of the Class A and Class B stockholders discussed in Note 9, in particular the right of the holders of the Class B common stock to elect no less than 75% of the Board of Directors making it highly unlikely that the Company will pay a dividend on Class A common stock in excess of Class B common stock, the Company allocates undistributed earnings between the classes on a one-to-one basis when computing earnings per share. As a result, basic and fully diluted earnings per Class A and Class B share are equal amounts.

14.	Commitments and Contingencies

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

The Company’s three contracts in the State of Kuwait, funded by the United Nations Compensation Commission (UNCC), began in fiscal year 2002 and extend into fiscal year 2007. The Environmental Services Agreements (ESAs) between the client, the Public Authority for Assessment of Compensation for Damages Resulting from Iraqi Aggression (PAAC), and the Company were signed in January 2002. These ESAs contemplated the receipt of a tax order from the Ministry of Finance declaring that the income generated by the Company in performance of the services would be exempt from Kuwait income tax. The ESAs also stated that the Company would be entitled to be reimbursed by PAAC for Kuwait income tax costs, if any, as finally determined. The Company was notified in May 2002 by PAAC that the tax exemption contemplated in the ESAs had been officially granted.  In fiscal year 2007, E&E received notification from PAAC that it should declare its taxes to the Ministry of Finance in order to facilitate the closure and final payments under the contracts.  The Company believes that it holds a tax exemption, or at a minimum, an obligation for reimbursement from its client PAAC for any income taxes. Accordingly, the Company has not provided for Kuwait income taxes on these contracts. Total receivables net of subcontractors and allowance for doubtful accounts due to the Company under these contracts at July 31, 2007 is approximately $1.2 million. The Company believes the potential impact on its operations maybe zero but will not exceed $1.2 million.

15.	Recent Accounting Pronouncements

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

The Company elected to record the effects of applying SAB 108 using the “cumulative effect” transition method and recorded an adjustment to reduce retained earnings by $302,000 in the first quarter of fiscal year 2007. However, upon subsequent review, the Company concluded that $326,357 of this entry could have been corrected by recording other balance sheet only adjustments, not affecting retained earnings. This correction would result in a net increase in retained earnings of $24,357 and can no longer be deemed material enough to be recorded as a cumulative effect adjustment. Therefore, the Company has reversed the cumulative effect adjustment recorded in the first quarter and reflected the remaining $24,357 as corrections to cost of operations and minority interest expense as shown on the following table.

	As Reported @ 10/28/2006	Reversal of SAB 108 Entry	Correction of SAB 108 Entry	Restated @ 10/28/2006	Reclassifications	As Reclassified @ 10/28/2006

	(unaudited)			(unaudited)		(unaudited)
Consolidated Balance Sheet

Contract Receivables	$38,025,675	$(55,000)	$55,000	$38,025,675	$-	$38,025,675
Deferred Income Taxes	5,503,033	128,400	(135,400)	5,496,033	-	5,496,033
Other Assets	897,466	159,000	50,357	1,106,823	-	1,106,823
Income Taxes Payable	(970,365)	3,600	113,400	(853,365)	-	(853,365)
Minority Interest	(1,786,826)	59,000	(59,000)	(1,786,826)	-	(1,786,826)
Capital in excess of par value	(17,399,717)	7,000	-	(17,392,717)	-	(17,392,717)
Retained Earnings	(23,559,486)	(302,000)	(24,357)	(23,885,843)	-	(23,885,843)

Consolidated Statement of Income (1)

Cost of Professional Services	9,660,815	-	-	9,660,815	(27,600)	9,633,215
Subcontract Costs	3,289,982	-	-	3,289,982	(5,400)	3,284,582
Administrative and Indirect operating costs	6,781,747	-	-	6,781,747	(50,357)	6,731,390
Other Expense	316,111	-	(24,357)	291,754	24,357	316,111
Minority Interest	271,063	-	-	271,063	59,000	330,063

 (1)  Detail of increase in retained earnings.

In June 2006, the FASB issued FIN 48, an interpretation of SFAS 109. FIN 48 clarifies the accounting for uncertainty in income taxes and reduces the diversity in current practice associated with the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return by defining a “more-likely-than-not” threshold regarding the sustainability of the position. The Company is required to adopt FIN 48 in the fiscal year ended July 31, 2008. The Company is currently evaluating the impact of FIN 48 on its financial statements and anticipates the impact to be immaterial.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurement” (FAS 157), which established a framework for measuring fair value under generally accepted accounting principles and expands disclosure about fair value measurements.  FAS 157 is effective for financial statements issued with fiscal years beginning after November 15, 2007.  The Company is assessing the impact that the adoption of FAS 157 will have on its financial statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (FAS 159). The fair value option established by FAS 159 permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. FAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company is currently assessing the impact of FAS 159 on its financial statements.

16.	Other Accrued Liabilities

	July 31,
	2007	2006

Allowance for contract adjustments	$3,925,525	$3,396,261
Billings in excess of revenue	3,995,645	5,978,603
Liabilities of operations held for sale	---	283,999
Other	945,537	1,161,506

	$8,866,707	$10,820,369

17.	Transfer of Ownership/Dispositions

On May 15, 2007 one of the Walsh Peruvian minority shareholders sold 14% of their shares in that subsidiary for $332,000.  Half of the shares were purchased back by the Peruvian company, and the other half was purchased by Walsh Environmental Scientists and Engineers, LLC (the majority shareholder).  Both of the transactions were completed for the same terms and conditions.  Half of the purchase price was paid in cash and the remainder were taken as loans to be repaid over a two and a half year period.  The purchase price that was paid was at a premium over the book value of the stock.  This has created additional goodwill of approximately $147,000 that was booked in the fourth quarter.

Due to a continuing deterioration in business and political conditions in Venezuela and the likelihood that, effective in June 2007, E&E's Venezuelan subsidiary would no longer be able to compete for contracts with its primary client, the government owned oil company, the Company evaluated its investment in its Venezuelan subsidiary for possible write-off. The Company recognized a write-off of $1.1 million ($146,000 after tax or $.03 per share) in the fourth quarter of fiscal year 2007 to reflect the estimated reduction in the value of the net assets of the Company's Venezuela subsidiary. The Company ultimately made a decision to close its subsidiary in Venezuela effective as soon as possible. The cessation of business in Venezuela will result in termination benefits for employees and other charges. Termination costs will be estimated according to in-country regulations and are not expected to be significant.

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

18.      Impairment of Long-Lived Assets

In fiscal year 2005, the Company recognized a $2.8 million impairment loss as a result of its decision to close its Analytical Services Center (ASC) located in Lancaster, New York. Although business operations have ceased at the ASC, any impairment losses are shown as from “continuing operations” due to the uncertainty that the assets could be sold within one year under current market conditions. The Company is currently occupying approximately one third of the laboratory space while it is marketed for sale.

19.	Segment Reporting

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

The Company evaluates segment performance and allocates resources based on operating profit before interest income/expense and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intercompany sales are recorded at market selling price, intercompany profits are eliminated. The Company's reportable segments are separate and distinct business units that offer different products. Consulting services are sold on the bases of time charges while analytical service and aquaculture products are sold on the basis of product unit prices.

    Reportable segments for the fiscal year ended July 31, 2007 are as follows:

				Aquaculture
	Consulting	Analytical		Continued		Discontinued		Elimination		Total

Total consolidated revenue	$103,332,502	$	---		$157,168	$	---	$	---	$103,489,670

Depreciation expense	$1,380,223	$	---	$	---	$	---			$1,380,223
Segment profit (loss) before income taxes and minority interest	$4,626,039	$	---		$(48,221)		$985,797			$5,563,615
Segment assets	$68,956,445		$2,100,000		$150,000	$	---			$71,206,445
Expenditures for long-lived assets	$1,328,481	$	---	$	---	$	---			$1,328,481

Geographic Information:
	Revenue (1)	Long-Lived Assets

United States	$83,717,670	$22,912,666
Foreign Countries	19,772,000	2,235,000

(1)	Revenue is attributed to countries based on the location of the customers.

Reportable segments for the fiscal year ended July 31, 2006 are as follows:

				Aquaculture
	Consulting	Analytical		Continued		Discontinued		Elimination		Total

Total consolidated revenue	$98,003,263	$	---		$51,265	$	---	$	---	$98,054,528

Depreciation expense	$1,151,439	$	---		$12,656	$	---		---	$1,164,095
Segment profit (loss) before income taxes and minority interest	$5,291,878	$	---		$(115,863)		$(226,089)		---	$4,949,926
Segment assets	$66,823,384		$2,100,000		$198,000		$31,000		---	$69,152,384
Expenditures for long-lived assets	$985,323	$	---	$	---	$	---		---	$985,323

Geographic Information:
	Revenue (1)	Long-Lived Assets

United States	$82,356,528	$22,258,838
Foreign Countries	15,698,000	1,772,000

(1)	Revenue is attributed to countries based on the location of the customers

Reportable segments for the fiscal year ended July 31, 2005 are as follows:

				Aquaculture
	Consulting	Analytical		Continued		Discontinued		Elimination	Total

Total consolidated revenue	$89,806,430		$2,085,677		$127,169	$	---	$(668,663)	$91,350,613

Depreciation expense	$1,169,572		$318,806		$12,657	$	---		$1,501,035
Segment profit (loss) before income taxes and minority interest	$1,279,209		$(3,888,153)		$(8,789)		$(236,635)		$(2,854,368)
Segment assets	$53,536,535		$2,100,000		$314,000		$27,000		$55,977,535
Expenditures for long-lived assets	$246,290	$	---	$	---	$	---		$246,290

Geographic Information:
	Revenue (1)	Long-Lived Assets

United States	$67,937,613	$21,592,414
Foreign Countries	23,413,000	1,578,000

(1)	Revenue is attributed to countries based on the location of the customers.

20.   Selected Quarterly Financial Data (unaudited)
      (In thousands, except per share information)

2007	First	Second	Third	Fourth

Revenues	$24,194	$24,131	$26,544	$28,621
Gross profit	11,243	10,706	12,100	11,985
Income (loss) from operations	1,669	1,465	1,335	(338)
Income (loss) from continuing operations before income taxes and minority interest	1,747	1,545	1,461	(175)

Net income from continuing operations	755	619	480	652
Net income (loss) from discontinued operations	(35)	603	---	---
Net income	$720	$1,222	$480	$652

Net income (loss) per common share: basic
Continuing operations	$.18	$.15	$.11	$.16
Discontinued operations	(.01)	.14	---	---
Net income per common share: basic	$.17	$.29	$.11	$.16

Net income (loss) per common share: diluted
Continuing operations	$.18	$.14	$.11	$.16
Discontinued operations	(.01)	.14	---	---
Net income per common share: diluted	$.17	$.28	$.11	$.16

2006	First	Second	Third	Fourth

Revenues	$23,525	$24,029	$27,154	$23,347
Gross profit	10,009	9,739	10,671	10,538
Income from operations	1,563	1,275	1,353	1,368
Income from continuing operations before income taxes and minority interest	1,579	1,281	1,363	1,486

Net income from continuing operations	783	656	648	636
Net loss from discontinued operations	(37)	(28)	(28)	(47)
Net income	$746	$628	$620	$589

Net income (loss) per common share: basic
Continuing operations	$.19	$.16	$.15	$.15
Discontinued operations	(.01)	(.01)	---	(.01)
Net income per common share: basic	$.18	$.15	$.15	$.14

Net income (loss) per common share: diluted
Continuing operations	$.19	$.16	$.15	$.15
Discontinued operations	(.01)	(.01)	---	(.01)
Net income per common share: diluted	$.18	$.15	$.15	$.14

ECOLOGY AND ENVIRONMENT, INC.
SCHEDULE II
Valuation and Qualifying Accounts
Years Ended July 31, 2007, 2006, and 2005

	Balance at beginning of period	Charged to cost and expense	Deduction	Balance at end of year

July 31, 2007
Allowance for doubtful accounts	$3,300,011	$1,054,204	$2,613,692	$1,740,523
General cost disallowances	3,396,261	529,264	---	3,925,525
Total	$6,696,272	$1,583,468	$2,613,692	$5,666,048

July 31, 2006
Allowance for doubtful accounts	$3,322,065	$1,184,384	$1,206,438	$3,300,011
General cost disallowances	2,544,903	851,358	---	3,396,261
Total	$5,866,968	$2,035,742	$1,206,438	$6,695,946

July 31, 2005
Allowance for doubtful accounts	$3,804,430	$494,144	$976,509	$3,322,065
General cost disallowances	2,172,076	372,827	---	2,544,903
Total	$5,976,506	$866,971	$976,509	$5,866,968

Balances for 2007 reflect a reclassification of $813,000 to other accrued liabilities due to the finalization of indirect rates through fiscal year 2001.  Balances for 2006 and 2005 reflect reclassifications of $162,000 and $247,000 for a subsidiaries allowance for doubtful accounts.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosures

None to report.

Item 9A.	Controls and Procedures

Company management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2007. In designing and evaluating the Company's disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.  Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that, as of July 31, 2007, the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to its chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to Company’s management, including its principal executive and principal financial officers, or persons providing similar functions, as appropriate to allow timely decisions regarding required disclosure. There have been no significant changes in internal controls over financial reporting during the period covered by this report.

Item 9B.	Other Information

None to report.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The following table sets forth the names, ages and positions of the Directors and executive officers of the Company.

Name	Age	Position

Gerhard J. Neumaier	70	President and Director

Frank B. Silvestro	70	Executive Vice President and Director

Gerald A. Strobel	67	Executive Vice President of Technical Services and Director

Ronald L. Frank	69	Executive Vice President of Finance, Secretary, Treasurer and Director

Gerard A. Gallagher, Jr.	76	Director

Roger J. Gray	66	Senior Vice President

Laurence M. Brickman	63	Senior Vice President

Harvey J. Gross	79	Director

Ross M. Cellino	75	Director

Timothy Butler	66	Director

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

Mr. Gallagher joined the Company in 1972.  In March 1979, he became a Vice President of Special Projects and in February, 1986 he became a Director.  Mr. Gallagher was in charge of quality assurance for hazardous substance projects.  In August 1986, he became a Senior Vice President of Special Projects.   Mr. Gallagher has a B.S. in physics.  Mr. Gallagher retired as an officer of the Company in February 2001.

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

Mr. Butler has been a Director since 2003.  Mr. Butler is a retired bank executive with 38 years of experience as a senior bank officer concentrating in business lending and finance.

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

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer and controller, as well as all other employees and the directors of the Company.  The code of ethics, which the Company calls its Code of Business Conduct and Ethics, was filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended July 31, 2004 and is posted on the Company's website at www.ene.com.  If the Company makes any substantive amendments to, or grants a waiver (including an implicit waiver) from, a provision of its code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, and that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, the Company will disclose the nature of such amendment or waiver in a current report on Form 8-K.

Item 11.	Compensation Discussion and Analysis

The Company’s Board of Directors, acting as a Compensation Committee of the whole (see Item 1 Business - Corporate Governance/American Stock Exchange Rules), is responsible to oversee all of the executive compensation and equity plans and programs to ensure that its officers and senior staff are compensated in a manner that is consistent with its competitively based annual and long term performance goals.

Compensation Philosophy and Objectives

The Company’s compensation programs are designed to attract, motivate, and retain talented executives while maintaining competitiveness within our industry. E&E faces intense compensation in the market for talented executives and employees and understands the need to offer competitive employment packages. Its compensation programs are designed to achieve this in a manner that still furthers the financial interest of its shareholders. The objectives of the compensation programs are:

-      to provide levels of compensation that integrate with annual and long term performance goals for the Company
-      to attract and retain top level executives
-      to reflect individual job responsibilities and reward previous and expected future contributions to the Company
-	to remain competitive with compensation programs offered by our competitors of similar size in the environmental industry while allowing the Company to maintain competitive pricing
-      to limit the use of perquisites to those that assist the executive officers in efficiently carrying out their responsibilities

Compensation Process and Components

The Board of Directors, acting as a whole, has primary responsibility for the determination of officers’ salaries. Compensation for officers consists of base salaries plus bonuses designed to reward officers for achieving certain financial and business objectives. Information is gathered from market surveys (including the Environmental Industry Compensation Survey), compensation levels from industry peer groups, and local companies’ information. E&E generally establishes the salaries for its officers in a range that is competitive within its industry.

Base Salaries

Salaries for the Company’s officers (including the CEO) are determined by evaluating the officer’s individual performance and contributions to the performance of the Company, the officer’s responsibilities, experience, and any other data which may be available regarding competitive practices. Officers’ salaries and merit adjustments are approved annually by the Board of Directors in April for the next 12 months. Based on this process, the Company’s officers were provided a 3.9% +/- salary increase for fiscal year 2007.

Bonus/Pay for Performance

The Company utilizes a performance based compensation plan covering senior technical and management personnel called the Pay for Performance Plan (PFP Plan).  The PFP Plan includes as participants all of the Company’s officers.  A bonus pool is established by the Board of Directors for the PFP Plan on an annual basis which is dependent upon the Company earning targeted annual earnings per share which bonus pool amount has upward and downward adjustments if the earnings goal is exceeded or not achieved, respectively.  The bonus is paid using a combination of cash and the Company’s common stock from the Company’s 2003 Stock Award Plan.  The Board of Directors determines the allocation between cash and stock awards.  Since the inception of the PFP Plan the cash component has been approximately

60% and the stock component has been approximately 40%.  The allocation of the PFP bonus pool among the Company’s Vice Presidents and Senior Vice Presidents is determined by the Company’s senior executives (i.e. the President and the three Executive Vice Presidents).  For the Company’s senior executives the allocation of the PFP Plan bonus pool and its funding between cash and stock (taking in consideration the existing stock ownership of those individuals) is determined by the Board of Directors.

Stock Ownership Requirements

The Company has no requirements for specific equity ownership of E&E stock by the Company’s Board of Directors and officers or any retention requirements on stock awards granted to directors and officers.  As of the date of this report all of the named executive officers own Company stock.

Retirement and Other Benefits

All Ecology and Environment, Inc. officers are entitled to participate in the Company’s fringe benefit programs, including the Company’s 401(k) Plan, which is an IRS qualified plan, available to all eligible employees.  The 401(k) Plan is a non employer contributory plan and the only contributions are employee 401(k) elective deferrals.

Ecology and Environment, Inc. also maintains an IRS qualified Defined Contribution Plan for all of its employees.  All Company employees who have completed one (1) year of service are participants in the Defined Contribution Plan.  At the discretion of its Board of Directors Ecology and Environment makes contributions to the Plan equal to about 5% of eligible employee compensation.  Eligible employee compensation under the Defined Contribution Plan during fiscal year 2007 was capped at $220,000 per year.

Amounts contributed to Defined Contribution on behalf of the named executive officers are included in the Summary Compensation Table under the heading “All Other Compensation”.

Perquisites and Other Personal Compensation

The Company believes that compensation for its executive officers and directors should be reasonable compared to the total staff. In keeping with this philosophy, the Company does not currently offer special benefits to its officers and directors, other than those available to the general staff.  The Company has not entered into any employment agreement with any of its named executive officers, and there is no special benefit or compensation paid to any of the named executive officers in the event of their termination (without cause or by death) or retirement that is not available to the general staff.

Tax Deductibility of Compensation.  The Company does not have a policy with respect to compliance with the limitations imposed by Section 162(m) of the Internal Revenue Code of 1986, which imposes a $1 million limit on the amount that a public company may deduct as an expense for compensation paid to the Company’s named executive officers.

Compensation Report

The Board of Directors has reviewed the Compensation Discussion and Analysis and discussed that Analysis with management.  Based on its review and discussion with management, the Board of Directors recommended that the Compensation Discussion and Analysis be included in this Annual Report.

Gerhard J. Neumaier	Gerard A. Gallagher, Jr.
Frank B. Silvestro	Harvey J. Gross
Gerald A. Strobel	Ross Cellino
Ronald L. Frank	Timothy Butler

There is shown below information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended July 31, 2007, 2006 and 2005 of those persons who were at July 31, 2007 (i) the chief executive officer and (ii) the four other most highly compensated executive officers with annual salary and bonus for the fiscal year ended July 31, 2007 in excess of $100,000. In this report, the five persons named in the table below are referred to as the "Named Executives."

SUMMARY COMPENSATON TABLE
		Annual Compensation			Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary	Bonus (1)	Other	Stock Incentive Options (Shares)	Restricted Stock Awards (3)	Long-Term Compensation Payouts	All Other (2)	Total

Gerhard J. Neumaier	2007	$301,163	$35,000	-0-	-0-	-0-	-0-	$11,540	$347,703
President and Director	2006	$290,289	$45,000	-0-	-0-	-0-	-0-	$18,164	$353,453
	2005	$286,847	$-0-	-0-	-0-	-0-	-0-	$14,962	$301,809

Frank B. Silvestro	2007	$277,531	$35,000	-0-	-0-	-0-	-0-	$11,108	$323,639
Executive Vice President	2006	$261,526	$45,000	-0-	-0-	-0-	-0-	$16,712	$323,238
and Director	2005	$261,436	$-0-	-0-	-0-	-0-	-0-	$13,638	$275,074

Ronald L. Frank	2007	$220,110	$28,000	-0-	-0-	-0-	-0-	$11,475	$259,585
Executive Vice President	2006	$211,658	$45,000	-0-	-0-	-0-	-0-	$14,218	$270,876
of Finance, Secretary,	2005	$247,359	$-0-	-0-	-0-	-0-	-0-	$12,934	$260,293
Treasurer, and Director

Gerald A. Strobel	2007	$274,484	$35,000	-0-	-0-	-0-	-0-	$11,540	$321,024
Executive Vice President	2006	$264,573	$45,000	-0-	-0-	-0-	-0-	$16,864	$326,437
of Technical Services and	2005	$261,436	$-0-	-0-	-0-	-0-	-0-	$13,638	$275,074
Director

Laurence M. Brickman	2007	$170,635	$19,200	-0-	-0-	$13,997	-0-	$9,860	$213,692
Senior Vice President	2006	$164,474	$21,000	-0-	-0-	-0-	-0-	$10,085	$195,559
	2005	$162,524	$-0-	-0-	-0-	-0-	-0-	$8,478	$171,002

(1)	Amounts earned for bonus compensation for the Senior Vice President is determined by the senior executives, and the senior executives bonuses are determined by the Board of Directors.
(2)
Represents group term life insurance premiums, contributions made by the Company to its Defined Contribution Plan and Defined Contribution Plan SERP (terminated in FY 2006) accruals on behalf of each of the Named Executives.

(3)
As of July 31, 2007, there were 1,390 shares of the Company's Class A Common Stock which was restricted stock issued pursuant to the Company's Stock Award Plan issued to Laurence Brickman having a value of $16,750.  A 5% stock dividend was issued effective on August 1, 2007 which will increase the amount of shares outstanding by 69.

See “Compensation Discussion and Analysis” above for a description of the Compensation Plans pursuant to which the amounts listed in the “Summary Compensation Table” were paid or awarded and the criteria for such payments and awards.

Fiscal 2007 Grants of Plan Based Awards

The following table sets forth the information concerning restricted stock grant awards to the CEO and each of the Named Executive Officers during fiscal year 2007:

	Stock Awards
Name	Grant Date	Stock Shares Awarded in Fiscal Year 2007 (1)	Market Value of Shares Awarded (2)

Laurence M. Brickman	8/1/2006	1,390	$16,750

(1)	The stock shares awarded have a three year vesting period. A 5% stock dividend was issued effective August 1, 2007 which will increase the shares by 69.
(2)	Market Value is calculated based on the fair market value of the Company’s stock at July 31, 2007 ($12.05).

Outstanding Equity Awards at July 31, 2007

The following table sets forth the information concerning the unvested restricted stock grants awarded to the CEO and each of the Named Executive Officers as of the end of fiscal year 2007:

	Stock Awards
Name	Number of Shares that have not Vested (1)	Market Value of Shares that have not Vested (2)

Laurence M. Brickman	1,390	$16,750

(1)	The stock shares awarded have a three year vesting period. A 5% stock dividend was issued effective August 1, 2007 which will increase the shares by 69.
(2)	Market Value is calculated based on the fair market value of the Company’s stock at July 31, 2007 ($12.05).

Stock Vested in Fiscal Year 2007

The following table sets forth the information concerning the amount of stock grants awarded to the CEO and each of the Named Executive Officers that had vested as of the end of fiscal year 2007:

	Stock Awards
Name	Number of Shares Acquired on Vesting (1)	Value Realized on Vesting (1)

Laurence M. Brickman	884	$10,652

(1)	Value realized reflects the market value of the stock at July 31, 2007 ($12.05).

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

•	Stock Award Plan.

Ecology and Environment, Inc. has adopted a 1998 Stock Award Plan effective March 16, 1998 (the “1998 Plan”).  To supplement the 1998 Plan, a 2003 Stock Award Plan (the “2003 Plan”) was approved by the shareholders at the Annual Meeting held in January of 2004 (the “1998 Plan and 2003 Plan” collectively referred to as the “Award Plan”).  The 2003 Plan was approved retroactive to October 16, 2003 and will terminate October 15, 2008.  Under the Award Plan key employees (including officers) of the Company or any of its present or future subsidiaries may be designated to receive awards of Class A common stock of the Company as a bonus for services rendered to the Company or its subsidiaries, without payment therefor, based upon the fair market value of the common stock at the time of the award.  The Award Plan authorizes the Company’s Board of Directors to determine for what period of time and under what circumstances the awards can be forfeited.

The Award Plan is not a qualified plan Section 401(a) of the Internal Revenue Code.  The Plan permits grants of the award for a period of five (5) years from the date of adoption.  As of July 31, 2007, awards for a total of 55,435 shares of Class A common stock have been granted and remain subject to vesting under the 2003 Plan.  See discussion above under caption “Compensation Process and Components-Bonus/Pay for Performance.

Director Compensation

The following table shows the cash amounts earned by each non-employee director for his services in fiscal year 2007.

Name	Board Member Fees	Board Meeting Fees	Other (1)	Total Amount Paid

Harvey J. Gross	$30,190	$-0-	$-0-	$30,190
Gerard A. Gallagher, Jr.	$30,190	$-0-	$34,852	$65,042
Ross M. Cellino	$30,190	$-0-	$-0-	$30,190
Timothy Butler	$30,190	$-0-	$-0-	$30,190

(1)	Other is the value paid under a consulting fee arrangement.

During fiscal year 2007, each non-employee director was compensated with a director fee in an annual rate of $30,190.  The Directors fees were paid quarterly.  Other than the directors fee the directors received no other compensation from the Company as director or as serving as members or the chairman of any committee of the Board of Directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The following table sets forth, as of September 28, 2007, the number of outstanding shares of Class A Common Stock and Class B Common Stock of the Company beneficially owned by each person known by the Company to be the beneficial owner of more than 5 percent of the then outstanding shares of Common Stock:

	Class A Common Stock		Class B Common Stock
Name and Address (1)	Nature and Amount of Beneficial Ownership (2) (3)	Percent of Class as Adjusted (3)	Nature and Amount of Beneficial Ownership (2) (3)	Percent Of Class

Gerhard J. Neumaier*	377,904	12.4%	363,188	21.0%
Frank B. Silvestro*	290,783	9.8%	290,783	16.8%
Ronald L. Frank*	207,330	7.2%	191,040	11.0%
Gerald A. Strobel*	218,652	7.6%	218,652	12.6%
Bank of New York, Inc.	210,854	7.3%	---	---
Wedbush, Inc. (4)	241,900	8.3%	---	---

*See Footnotes in next table.

(1)
The address for Gerhard J. Neumaier, Frank B. Silvestro, Ronald L. Frank and Gerald A. Strobel is c/o Ecology and Environment, Inc., 368 Pleasant View Drive, Lancaster, New York 14086, unless otherwise indicated.  The address for Bank of New York, Inc. is One Wall Street, 10th Floor, New York, NY 10286.  The address for Wedbush, Inc. is 1000 Wilshire Blvd.,  Los Angeles, CA 90017-2459 and the address for Edward W. Wedbush and Wedbush Morgan Securities is P.O. Box 30014, Los Angeles, CA 90030-0014.

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

(3)
There are 2,661,498 shares of Class A Common Stock issued and outstanding and 1,732,227 shares of Class B Common Stock issued and outstanding as of September 28, 2007.  The figures in the "as adjusted" columns are based upon these totals and except as set forth in the preceding sentence, upon the assumptions described in footnote 2 above.

(4)	Includes 87,000 shares owned by Edward W. Wedbush and 3,000 shares owned by Wedbush Morgan Securities, Inc. based upon a Schedule 13G filed by Wedbush, Inc. on February 13, 2007.

Security Ownership of Management

The following table sets forth certain information regarding the beneficial ownership of the Company's Class A Common Stock and Class B Common Stock as of September 28, 2007, by (i) each Director of the Company and (ii) all Directors and officers of the Company as a group.

	Class A Common Stock		Class B Common Stock
Name (1)	Nature and Amount of Beneficial Ownership (2) (3)	Percent of Class as Adjusted (4)	Nature and Amount of Beneficial Ownership (2) (3)	Percent of Class

Gerhard J. Neumaier (5) (10)	377,904	12.4%	363,188	21.0%
Frank B. Silvestro (10)	290,783	9.8%	290,783	16.8%
Ronald L. Frank (6) (10)	207,330	7.2%	191,040	11.0%
Gerald A. Strobel (7) (10)	218,652	7.6%	218,652	12.6%
Harvey J. Gross (8)	84,048	3.1%	74,598	4.3%
Gerard A. Gallagher, Jr.	62,606	2.3%	62,265	3.6%
Ross M. Cellino (9)	16,914	*	1,102	*
Roger Gray	11,125	*	5,945	*
Timothy Butler	1,680	*	---	---
Directors and Officers Group (10 individuals)	1,288,227	32.6%	1,215,896	70.2%

* Less than 0.1%

1.	The address of each of the above shareholders is c/o Ecology and Environment, Inc., 368 Pleasant View Drive, Lancaster, New York 14086.

2
.Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended, beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the vote) or sole or shared investment power (including the power to dispose or direct the disposition) with respect to a security whether through any contract, arrangement, understanding, relationship or otherwise.  Unless otherwise indicated, the shareholders identified in this table have sole voting and investment power of the shares beneficially owned by them.

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

4.
There are 2,661,498 shares of Class A Common Stock issued and outstanding and 1,732,227 shares of Class B Common Stock issued and outstanding as of September 28, 2007.  The figure in the "as adjusted" columns are based upon these totals and except as set forth in the preceding sentence, upon the assumptions described in footnotes 2 and 3 above.

5.
Includes 551 shares of Class A Common Stock owned by Mr. Neumaier's spouse, as to which he disclaims beneficial ownership.  Includes 5,801 shares of Class A Common Stock owned by Mr. Neumaier's Individual Retirement Account.  Does not include any shares of Class A Common Stock or Class B Common Stock held by Mr. Neumaier's adult children.  Includes 1,986 shares of Class A Common Stock owned by a Partnership in which Mr. Neumaier is a general partner.

6.
Includes 3,806 Shares of Class B Common Stock owned by Mr. Frank's former spouse as to which he disclaims beneficial ownership except for the right to vote the shares which he retains pursuant to an agreement with his former spouse.  Includes 2,640 shares of Class A Common Stock owned by Mr. Frank's individual retirement account and 9,870 shares of Class A Common Stock owned by Mr. Frank’s 401(k) plan account.

7.
Includes 704 shares of Class B Common Stock held in equal amounts by Mr. Strobel as custodian for two of his children, as to which he disclaims beneficial ownership. Does not include any shares of Class B Common Stock held by a trust which one of his children created for which Mr. Strobel serves as Trustee.

8.	Includes an aggregate of 22,098 shares of Class B Common Stock owned by two trusts created by Mr. Gross of which he and his spouse are the sole beneficiaries during their lifetimes.

9.
Includes 10,915 shares of Class A Common Stock owned by Mr. Cellino's spouse, as to which shares he disclaims beneficial ownership; also includes 4,782 shares of Class A Common Stock owned by Mr. Cellino's Individual Retirement Account.  Includes 5 shares of Class A Common Stock owned by a limited partnership in which Mr. Cellino is a general partner.

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

Based solely on a review of the copies of such forms furnished to the Company and written representations from the Company’s Executive Officers and Directors, the Company believes that during the fiscal year ending July 31, 2007 all Section 16(a) filing requirements applicable to its Executive Officers, Directors and greater than ten percent (10%) beneficial owners were complied with by such persons, except for the filing of a Form 4 statement by Ronald L. Frank for the sale of 5,000 class B shares of Common Stock by his former spouse that occurred on November 6, 2006 but  which statement was not filed until November 13, 2006 since Mr. Frank was out of the country, the filing of a Form 4 statement by Laurence M. Brickman for the acquisition of 1,390 Class A shares of Common Stock under the Company’s Stock Award Plan that occurred on October 23, 2006 but which statement was not filed until November 2, 2006 since Mr. Brickman was out of town, and the filing of a Form 4 statement by Roger Gray for the acquisition of 596 Class A shares of Common Stock under the Company’s Stock Award Plan that occurred on October 23, 2006 but which statement was not filed until November 3, 2006 since Mr. Gray was out of town.

Item 13.	Certain Relationships and Related Transactions

Director Gerard A. Gallagher, Jr.’s son, Gerard A. Gallagher, III, serves as a Vice President and Regional Manager of the Company and received aggregate compensation of $140,152 for his services during fiscal year 2007 which included awards for 1,192 shares form the Stock Award Plan. Director Gerhard J. Neumaier’s son, Kevin S. Neumaier, serves as a Senior Vice President and received aggregate compensation of $155,603 for his services during fiscal year 2007 which included awards for 1,192 shares from the Stock Award Plan. The Company believes that compensation for these individuals is commensurate with their peers and their relationships during 2007 were reasonable and in the best interest of the Company.

Item 14.	Principal Accounting Fees and Services

During the fiscal years ended July 31, 2007 and 2006, Schneider Downs & Co., Inc. (SD) provided audit and non-audit services to the Company.  The Audit Committee meets with the Company’s independent registered accounting firm to approve the annual scope of accounting services to be performed, including all audit, audit-related, and non-audit services, and the related fee estimates. The Audit Committee also meets with our independent registered accounting firm, on a quarterly basis, following completion of their quarterly reviews and annual audit before our earnings announcements, to review the results of their work. As appropriate, management and our independent registered accounting firm update the Audit Committee with material changes to any service engagement and related fee estimates as compared to amounts previously approved. Under its charter, the Audit Committee has the authority and responsibility to review and approve, in advance, any audit and proposed permissible non-audit services to be provided to the Company by its independent registered public accounting firm. Set forth below are the aggregate fees billed for these services for the last two fiscal years.

	FY 2007	FY 2006

Audit Fees	$252,400	$213,200
Audit Related Services	33,800	38,800

Grand Total	$286,200	$252,000

Audit Fees: The aggregate fees accrued for professional services rendered for the audit of the Company's financial statements for the fiscal years ended July 31, 2007 and 2006 and for the reviews of the financial statements included in the Company's quarterly reports on Form 10-Q for the fiscal years ended July 31, 2007 and 2006 were $252,400 and $213,200, respectively.  Also included in this number are expenses incurred related to accounting consultation services and S8 filings.

Audit Related Fees: The aggregate fees billed by SD for services rendered to the Company for 401(k), pension plan audits and indirect rate audits during the years ended July 31, 2007 and 2006 were $33,800 and $38,800, respectively.

PART IV

Item 15.	Exhibits, Financial Statements, Schedules

			Page
(a)	1.	Financial Statements

		Reports of Independent Registered Public Accounting Firms	23

		Consolidated Balance Sheets - July 31, 2007 and 2006	24

		Consolidated Statements of Income for the fiscal years ended July 31, 2007, 2006 and 2005	25

		Consolidated Statements of Cash Flows for the Fiscal years ended July 31, 2007, 2006 and 2005	26

		Consolidated Statements of Changes in Shareholders Equity for the fiscal years ended July 31, 2007, 2006 and 2005	27

		Notes to Consolidated Financial Statements	28

	2.	Financial Statement Schedule

		Schedule II - Allowance for Doubtful Accounts and Other Reserves	42

		All other schedules are omitted because they are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

3.	Exhibits

	Exhibit No.	Description

	3.1	Certificate of Incorporation (1)

	3.2	Certificate of Amendment of Certificate of Incorporation filed on March 23, 1970 (1)

	3.3	Certificate of Amendment of Certificate of Incorporation filed on January 19, 1982 (1)

	3.4	Certificate of Amendment of Certificate of Incorporation filed on January 29, 1987 (1)

	3.5	Certificate of Amendment of Certificate of Incorporation filed on February 10, 1987 (1)

	3.6	Restated By-Laws adopted on July 30, 1986 by Board of Directors (1)

	3.7	Certificate of Change under Section 805-A of the Business Corporation Law filed August 18, 1988 (2)

	3.8	Certificate of Change under Section 805-A of the Business Corporation Law filed August 18, 1988 (2)

	4.1	Specimen Class A Common Stock Certificate (1)

	4.2	Specimen Class B Common Stock Certificates (1)

	10.1	Stockholders' Agreement among Gerhard J. Neumaier, Ronald L. Frank, Frank B. Silvestro and Gerald A. Strobel dated May 12, 1970 (1)

	10.4	Ecology and Environment, Inc. Defined Contribution Plan Agreement dated July 25, 1980 as amended on April 28, 1981 and July 21, 1983 and restated effective August 1, 1984 (1)

	10.5	Summary of Ecology and Environment Discretionary Performance Plan (3)

	10.6	1998 Ecology and Environment, Inc. Stock Award Plan and Amendments (3)

10.7	2003 Ecology and Environment, Inc. Stock Award Plan (4)

14.1	Code of Ethics (4)

21.5	Schedule of Subsidiaries as of July 31, 2007 (6)

23.1	Consent of Independent Registered Public Accounting Firm - Schneider Downs & Co., Inc. (6)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (6)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (6)

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)

Footnotes

(1)	Filed as exhibits to the Company's Registration Statement on Form S-1, as amended by Amendment Nos. 1 and 2, (Registration No. 33-11543), and incorporated herein by reference.

(2)	Filed as exhibits to the Company's Form 10-K for Fiscal Year Ending July 31, 2002, and incorporated herein by reference.

(3)	Filed as exhibits to the Company's 10-K for the Fiscal Year Ended July 31, 2003, and incorporated herein by reference.

(4)	Filed as exhibits to the Company's 10-K for the Fiscal Year Ending July 31, 2004, and incorporated herein by reference.

(5)	Filed as exhibits to the Company's 10-K for the Fiscal Year Ending July 31, 2005, and incorporated herein by reference.

(6)	Filed herewith.

ECOLOGY AND ENVIRONMENT, INC.

Dated: October 29, 2007	/s/ GERHARD J. NEUMAIER
GERHARD J. NEUMAIER, PRESIDENT

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ GERHARD J. NEUMAIER
GERHARD J. NEUMAIER	President (Chief Executive Officer)	October 29, 2007

/s/ FRANK B. SILVESTRO
FRANK B. SILVESTRO	Executive Vice-President	October 29, 2007

/s/ GERALD A. STROBEL
GERALD A. STROBEL	Executive Vice-President	October 29, 2007

/s/ RONALD L. FRANK
RONALD L. FRANK	Secretary, Treasurer, Executive Vice-President of Finance	October 29, 2007
(Principal Financial and Accounting Officer)

/s/ GERARD A. GALLAGHER, JR.
GERARD A. GALLAGHER, JR.	Director	October 29, 2007

/s/ HARVEY J. GROSS
HARVEY J. GROSS	Director	October 29, 2007

/s/ ROSS M. CELLINO
ROSS M. CELLINO	Director	October 29, 2007

/s/ TIMOTHY BUTLER
TIMOTHY BUTLER	Director	October 29, 2007

Ecology and Environment, Inc. 2007 10-K