Form 10-Q
period 2007-10-27
ECOLOGY & ENVIRONMENT INC
filed 2007-12-12
CIK 809933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended October 27, 2007

□	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to __________

Commission File Number 1-9065

ECOLOGY AND ENVIRONMENT, INC.
(Exact name of registrant as specified in its charter)

New York	16-0971022
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

368 Pleasant View Drive
Lancaster, New York	14086
(Address of principal executive offices)	(Zip code)

(716)  684-8060
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑   No □

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2). (Check one):

Large accelerated filer □	Accelerated filer □	Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  □   No  ☑

At December 1, 2007, 2,606,860 shares of Registrant's Class A Common Stock (par value $.01) and 1,667,426 shares of Class B Common Stock (par value $.01) were outstanding.

PART 1
FINANCIAL INFORMATION

Item 1.     Financial Statements

Ecology and Environment, Inc
Consolidated Balance Sheet
Unaudited

	October 27,	July 31,
Assets	2007	2007

Current assets:
Cash and cash equivalents	$11,153,960	$15,724,139
Investment securities available for sale	122,866	101,009
Contract receivables, net	35,624,754	36,742,288
Deferred income taxes	5,445,707	5,196,728
Income tax receivable	1,357,213	1,357,213
Other current assets	1,915,307	1,516,972

Total current assets	55,619,807	60,638,349

Property, building and equipment, net	7,643,839	7,725,535
Deferred income taxes	2,520,311	1,404,232
Other assets	1,647,486	1,438,329

Total assets	$67,431,443	$71,206,445

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$6,573,812	$10,178,873
Accrued payroll costs	5,008,461	6,191,434
Income taxes payable	832,422	664,085
Deferred revenue	99,342	90,791
Current portion of long-term debt and capital lease obligations	330,427	333,229
Other accrued liabilities	7,331,779	8,866,707

Total current liabilities	20,176,243	26,325,119

Income Taxes Payable	2,744,396	-
Accrued interest and penalties	1,312,667	-
Long-term debt and capital lease obligations	579,867	385,270
Minority interest	3,701,410	3,582,968
Commitments and contingencies (see note #10)	-	-

Shareholders' equity:
Preferred stock, par value $.01 per share;
authorized - 2,000,000 shares; no shares
issued	-	-
Class A common stock, par value $.01 per
share; authorized - 6,000,000 shares;
issued - 2,661,498 and 2,661,498 shares	26,615	26,615
Class B common stock, par value $.01 per
share; authorized - 10,000,000 shares;
issued - 1,732,227 and 1,732,227 shares	17,323	17,323
Capital in excess of par value	19,754,584	20,051,446
Retained earnings	19,865,827	22,211,098
Accumulated other comprehensive income	532,834	299,102
Treasury stock - Class A common, 62,926 and 104,020
shares; Class B common, 64,801 and 64,801 shares, at cost	(1,280,323)	(1,692,496)

Total shareholders' equity	38,916,860	40,913,088

Total liabilities and shareholders' equity	$67,431,443	$71,206,445

The accompanying notes are an integral part of these financial statements.

Ecology and Environment, Inc.
Consolidated Statement of Income
Unaudited

	Three months ended
	October 27,	October 26,
	2007	2006

Revenue	$25,706,566	$24,193,667

Cost of professional services and
other direct operating expenses	10,801,717	9,633,215
Subcontract costs	2,644,671	3,284,582

Gross profit	12,260,178	11,275,870
Administrative and indirect operating
expenses	7,430,290	6,731,390
Marketing and related costs	2,963,213	2,478,559
Depreciation	356,342	313,937

Income from operations	1,510,333	1,751,984
Interest expense	(121,181)	(55,160)
Interest income	141,824	127,973
Other expense	(20,257)	(16,454)
Net foreign currency exchange loss	(744)	(2,353)

Income from continuing operations before income
taxes and minority interest	1,509,975	1,805,990
Income tax provision	408,214	419,297

Net income from continuing operations
before minority interest	1,101,761	1,386,693
Minority interest	(601,187)	(631,166)

Net income from continuing operations	500,574	755,527
Loss from discontinued operations	-	(54,789)
Income tax benefit on loss from discontinued operations	-	19,943

Net income	$500,574	$720,681

Net income (loss) per common share: basic
Continuing operations	$0.12	$0.18
Discontinued operations	-	(0.01)
Net income per common share: basic	$0.12	$0.17

Net income (loss) per common share: diluted
Continuing operations	$0.12	$0.18
Discontinued operations	-	(0.01)
Net income per common share: diluted	$0.12	$0.17

Weighted average common shares outstanding: basic	4,164,570	4,218,904

Weighted average common shares outstanding: diluted	4,218,712	4,266,862

The accompanying notes are an integral part of these financial statements.

Ecology and Environment, Inc
Consolidated Statement of Cash Flows
Unaudited

	Three Months Ended
	October 27,	October 26,
	2007	2006

Cash flows from operating activities:
Net income	$500,574	$720,681
Net loss from discontinued operations, net of tax	-	(34,846)
Income from continuing operations	500,574	755,527
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	356,342	313,937
Share-based compensation expense	84,906	12,461
Gain on disposition of property and equipment	-	(1,035)
Minority interest	601,187	497,550
Provision for contract adjustments	14,660	40,875
(Increase) decrease in:
- contracts receivable, net	1,102,874	591,995
- other current assets	(398,335)	(453,651)
- deferred income taxes	(317,163)	(601)
- other non-current assets	46,421	534,170
Increase (decrease) in:
- accounts payable	(3,605,061)	(1,672,464)
- accrued payroll costs	(1,182,973)	(1,901,536)
- income taxes payable	201,794	(532,527)
- deferred revenue	8,551	(1,688)
- other accrued liabilities	(1,534,928)	(86,311)
- accrued interest and penalties	107,000	-

Net cash used in operating activities	(4,014,151)	(1,903,298)

Cash flows used in investing activities:
Purchase of property, building and equipment	(274,646)	(217,463)
Payment for the purchase of bond	(21,069)	(856)

Net cash used in investing activities	(295,715)	(218,319)

Cash flows provided by (used in) financing activities:
Proceeds from debt	10,254	544
Repayment of debt	(168,490)	(213,678)
Distributions to minority partners	(236,922)	(125,840)
Purchase of treasury stock	-	(49,465)

Net cash used in financing activities	(395,158)	(388,439)

Effect of exchange rate changes on cash and cash equivalents	134,845	(97,598)

Discontinued Operations
Net cash used in discontinued operating activities	-	(41,916)

Net cash used in discontinued operations	-	(41,916)

Net decrease in cash and cash equivalents	(4,570,179)	(2,649,570)
Cash and cash equivalents at beginning of period	15,724,139	13,094,499

Cash and cash equivalents at end of period	$11,153,960	$10,444,929

The accompanying notes are an integral part of these financial statements.

Ecology and Environment, Inc
Consolidated Statement of Changes in Shareholders' Equity
Unaudited

							Accumulated
	Common Stock				Capital in		Other
	Class A		Class B		Excess of	Retained	Comprehensive	Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Par Value	earnings	Income	Shares	Amount	Income

Balance at July 31, 2006	2,534,566	$25,346	1,650,173	$16,502	$17,684,373	$23,163,716	$(2,208,830)	128,463	$(1,053,648)	$2,609,808

Net income	-	-	-	-	-	3,074,471	-	-	-	3,074,471
Reclassification adjustment for realized foreign currency translation loss in net income	-	-	-	-	-	-	2,110,431	-	-	2,110,431
Foreign currency translation reserve	-	-	-	-	-	-	397,476	-	-	397,476
Cash dividends paid ($.34 per share)	-	-	-	-	-	(1,464,921)	-	-	-	-
5% Stock Dividend	126,522	1,265	82,464	825	2,560,078	(2,562,168)	-	8,040	-	-
Unrealized investment gain, net	-	-	-	-	-	-	25	-	-	25
Conversion of common stock - B to A	410	4	(410)	(4)	-	-	-	-	-	-
Repurchase of Class A common stock	-	-	-	-	-	-	-	86,806	(1,085,901)	-
Issuance of stock under stock award plan	-	-	-	-	(325,985)	-	-	(57,620)	472,484	-
Share-based compensation	-	-	-	-	121,396	-	-	-	-	-
Tax impact of share based compensation	-	-	-	-	5,860	-	-	-	-	-
Other	-	-	-	-	5,724	-	-	3,135	(25,431)	-

Balance at July 31, 2007	2,661,498	26,615	1,732,227	17,323	20,051,446	22,211,098	299,102	168,824	(1,692,496)	5,582,403
Cumulative effect of adopting FIN 48	-	-	-	-	-	(2,845,845)	-	-	-	-

Adjusted Balance at July 31, 2007	2,661,498	$26,615	1,732,227	$17,323	$20,051,446	$19,365,253	$299,102	168,824	$(1,692,496)	$5,582,403

Net income	-	-	-	-	-	500,574	-	-	-	500,574
Foreign currency translation reserve	-	-	-	-	-	-	233,259	-	-	233,259
Unrealized investment gain, net	-	-	-	-	-	-	473	-	-	473
Issuance of stock under stock award plan	-	-	-	-	(412,173)	-	-	(41,094)	412,173	-
Share-based compensation	-	-	-	-	84,906	-	-	-	-	-
Tax impact of share based compensation	-	-	-	-	33,457	-	-	-	-	-
Other	-	-	-	-	(3,052)	-	-	-	-	-

Balance at October 27, 2007	2,661,498	$26,615	1,732,227	$17,323	$19,754,584	$19,865,827	$532,834	127,730	$(1,280,323)	$734,306

The accompanying notes are an integral part of these financial statements.

Ecology and Environment, Inc.
Notes to Consolidated Financial Statements

Summary of Operations and Basis of Presentation

The consolidated financial statements included herein have been prepared by Ecology and Environment, Inc., ("E & E" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Although E & E believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. Therefore, these financial statements should be read in conjunction with the financial statements and the notes thereto included in E & E's 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three months ended October 27, 2007 are not necessarily indicative of the results for any subsequent period or the entire fiscal year ending July 31, 2008.

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

The majority of the Company's revenue is derived from environmental consulting work, with the balance derived from aquaculture. The consulting revenue is principally derived from the sale of labor hours. The consulting work is performed under a mix of fixed price, cost-type, and time and material contracts. Contracts are required from all customers. Revenue is recognized as follows:

Contract Type	Work Type	Revenue Recognition Policy

Fixed Price	Consulting	Percentage of completion, approximating the ratio of total costs incurred to date to total estimated costs.

Cost-type	Consulting	Costs as incurred. Fixed fee portion is recognized using percentage of completion determined by the percentage of level of effort (LOE) hours incurred to total LOE hours in the respective contracts.

Time and Materials	Consulting	As incurred at contract rates.

Unit Price	Aquaculture	Upon delivery and payment from customers.

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

The financial statements of foreign subsidiaries located in highly inflationary economies are remeasured as if the functional currency were the U.S. dollar. The remeasurement of local currencies into U.S. dollars creates translation adjustments which are included in net income. There were no highly inflationary economy translation adjustments for fiscal years 2007-2008.

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

Income tax expense includes U.S. and international income taxes, determined using an estimate of the Company’s annual effective tax rate.  A deferred tax liability is recognized for all taxable temporary differences, and a deferred tax asset is recognized for all deductible temporary differences and net operating loss carryforwards.

The Company has significant deferred tax assets, resulting principally from contract reserves, fixed assets and domestic net operating loss carryforwards (NOLs).  As required by Financial Accounting Standard No. 109 (FAS 109), “Accounting for Income Taxes” the Company periodically evaluates the likelihood of realization of deferred tax assets, and has determined that no valuation allowance is presently necessary.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), an interpretation of FAS 109. FIN 48 clarifies the accounting for uncertainty in income taxes and reduces the diversity in current practice associated with the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return by defining a “more-likely-than-not” threshold regarding the sustainability of the position.  The Company adopted FIN 48 beginning August 1, 2007. See Footnote No. 12.

f.	Earnings Per Share (EPS)

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

The Company accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows (undiscounted) expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value.

h.	Cash and Cash Equivalents

For purposes of the consolidated statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. Cash paid for interest was approximately $50,000 and $55,000 for the first three months of fiscal year 2008 and 2007, respectively. Cash paid for income taxes was approximately $39,000 and $570,000 for the first three months of fiscal year 2008 and 2007, respectively.  Additionally in the first quarter of fiscal year 2008, Gustavson Associates LLC purchased from minority unit holder, Prospect Resources, their remaining 50 ownership units.  Prospect was paid $466,708 for its units with 25% of the amount paid in cash, and the assumption of a $350,000 three year note with a six percent annualized interest rate.

i.	Goodwill

During the first quarter of fiscal year 2008, Walsh Environmental Scientists and Engineers, LLC recorded $256,000 in goodwill related to their purchase of additional shares of their subsidiary Gustavson Associates LLC.  The goodwill of approximately $1.1 million is subject to an annual assessment for impairment.

2.	Contract Receivables, net

	October 27, 2007	July 31, 2007

United States government -
Billed	$2,239,855	$2,905,030
Unbilled	3,102,106	4,195,989
	5,341,961	7,101,019

Industrial customers and state and municipal governments -
Billed	23,921,016	24,496,429
Unbilled	8,116,960	6,885,363
	32,037,976	31,381,792

Less allowance for doubtful accounts and contract adjustments	(1,755,183)	(1,740,523)

	$35,624,754	$36,742,288

United States government receivables arise from long-term U.S. government prime contracts and subcontracts. Unbilled receivables result from revenues which have been earned, but are not billed as of period-end. The above unbilled balances are comprised of incurred costs plus fees not yet processed and billed; and differences between year-to-date provisional billings and year-to-date actual contract costs incurred and fees earned of approximately $18,000 at October 27, 2007 and $202,000 at July 31, 2007.  Management anticipates that the October 27, 2007 unbilled receivables will be substantially billed and collected within one year.   Within the above billed balances are contractual retainages in the amount of approximately $356,000 at October 27, 2007 and $409,000 at July 31, 2007. Management anticipates that the October 27, 2007 retainage balance will be substantially collected within one year. Included in the balance of receivables for industrial customers and state and municipal customers are receivables, net of subcontract costs, due under the contracts in Saudi Arabia and Kuwait of $6.4 million and $6.2 million at October 27, 2007 and July 31, 2007, respectively.

Included in other accrued liabilities is an additional allowance for contract adjustments relating to potential cost disallowances on amounts billed and collected in current and prior years' projects of approximately $3.9 million at October 27, 2007 and July 31, 2007. Also included in other accrued liabilities is a reclassification of billings in excess of recognized revenues of approximately $2.5 million at October 27, 2007 and $4.0 million at July 31, 2007. An allowance for contract adjustments is recorded for contract disputes and government audits when the amounts are estimatable.

3.	Line of Credit

The Company maintains an unsecured line of credit available for working capital and letters of credit of $20 million with a bank at 1/2% below the prevailing prime rate. A second line of credit is available at another bank for up to $13.5 million exclusively for letters of credit and is renewed annually. There were two additional lines of credit established during fiscal year 2007. The Company established one for up to $5.0 million exclusively for letters of credit. An additional line of credit was established at Walsh Environmental for up to $750,000 exclusively for working capital and letters of credit. At October 27, 2007 and July 31, 2007, the Company had letters of credit outstanding totaling approximately $2.1 million and $1.3 million, respectively . After LOC's, there are no outstanding borrowings under the lines of credit and there is $37.2 million of line still available at October 27, 2007. The Company had no outstanding borrowings for working capital at October 27, 2007 and July 31, 2007.

The Company is in compliance with all bank loan covenants at October 27, 2007.

4.	Long-Term Debt and Capital Lease Obligations

Debt inclusive of capital lease obligations at October 27, 2007 and July 31, 2007 consists of the following:

	October 27, 2007	July 31, 2007

Various bank loans and advances at interest rates ranging from 5% to 14%	$701,171	$477,466
Capital lease obligations at varying interest rates averaging 11%	209,123	241,033
	910,294	718,499

Less: current portion of debt and capital lease obligations	(330,427)	(333,229)

Long-term debt and capital lease obligations	$579,867	$385,270

The aggregate maturities of long-term debt and capital lease obligations at October 27, 2007 are as follows:

Amount

Nov 2007 – Oct 2008	$330,427
Nov 2008 – Oct 2009	269,909
Nov 2009 – Oct 2010	186,110
Nov 2010 – Oct 2011	39,173
Nov 2011 – Oct 2012	31,234
Thereafter	53,441
$910,294

5.	Stock Award Plan

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

The Company issued 41,094 shares valued at $495,183 in October 2007 pursuant to the Award Plan. These awards issued have a three year vesting period. The "pool" of excess tax benefits accumulated in Capital in Excess of Par Value at October 27, 2007 and July 31, 2007 was approximately $121,000 and $88,000, respectively.   Total gross compensation expense is recognized over the vesting period. Unrecognized compensation expense was approximately $759,000 and $349,000 at October 27, 2007 and July 31, 2007, respectively.

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

8.	Earnings Per Share

The computation of basic earnings per share reconciled to diluted earnings per share follows:

	Three Months Ended
	October 27, 2007	October 28, 2006

Income from continuing operations available to common stockholders	$500,574	$755,527
Loss from discontinued operations available to common stockholders	---	(34,846)
Total income available to common stockholders	500,574	720,681
Weighted-average common shares outstanding (basic)	4,164,570	4,218,904
Basic earnings (loss) per share:
Continuing operations	$.12	$.18
Discontinued operations	---	(.01)
Total basic earnings per share	$.12	$.17
Incremental shares from assumed conversions of stock options and restricted stock awards	54,142	47,958
Adjusted weighted-average common shares outstanding	4,218,712	4,266,862
Diluted earnings (loss) per share:
Continuing operations	$.12	$.18
Discontinued operations	---	(.01)
Total diluted earnings per share	$.12	$.17

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

Reportable segments for the three months ended October 27, 2007 are as follows:

				Aquaculture
	Consulting	Analytical		Continued		Discontinued		Elimination		Total

Total consolidated revenue	$25,675,523	$	---		$31,043	$	---	$	---	$25,706,566

Depreciation expense	$356,342	$	---	$	---	$	---	$	---	$356,342
Segment profit (loss) before income taxes and minority interest	$1,513,174	$	---		$(3,199)	$	---	$	---	$1,509,975
Segment assets	$65,184,443		$2,100,000		$147,000	$	---	$	---	$67,431,443
Expenditures for long-lived assets	$274,645	$	---	$	---	$	---	$	---	$274,645

Geographic Information:
	Revenue (1)	Long-Lived Assets-Gross

United States	$20,683,566		$23,179,168
Foreign Countries	5,023,000		2,296,000

(1)	Revenue is attributed to countries based on the location of the customers.

Reportable segments for the three months ended October 28, 2006 are as follows:

				Aquaculture
	Consulting	Analytical		Continued		Discontinued		Elimination		Total

Total consolidated revenue	$24,153,699	$	---		$39,968	$	---	$	---	$24,193,667

Depreciation expense	$310,485	$	---		$3,452	$	---	$	---	$313,937
Segment profit (loss) before income taxes and minority interest	$1,743,755	$	---		$3,235		(54,789)	$	---	$1,692,201
Segment assets	$63,128,492		$2,100,000		$201,000		$40,000	$	---	$65,469,492
Expenditures for long-lived assets	217,463	$	---	$	---	$	---	$	---	$217,463

Geographic Information:
	Revenue (1)	Long-Lived Assets-Gross

United States	$20,041,667		$22,460,592
Foreign Countries	4,152,000		1,765,000

(1)	Revenue is attributed to countries based on the location of the customers.

10.	Commitments and Contingencies

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

11.	Recent Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements- An amendment of ARB No. 51."  This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.  This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The Company is currently assessing the effect SFAS No. 160 may have on its consolidated results of operations and financial position.

12.	Changes in Accounting Principles – Accounting for Uncertainty in Income Taxes

During the first quarter of fiscal year 2008, the Company adopted the FASB Interpretation No. 48 “Uncertainty in Income Taxes” (FIN 48).  FIN 48 applies to all tax positions and clarifies the recognition of tax benefits in the financial statements by providing a two-step approach to recognition and measurement.  The first step involves assessing whether the tax position is more likely than not to be sustained upon examination based on the technical merits.  The second step involves measurement of the amount to recognize.  Tax positions that meet the more likely then not threshold are measured at the largest amount of tax benefit greater than 50% likely of being realized upon ultimate finalization with tax authorities.

The Company recorded a decrease to retained earnings as of August 1, 2007 of $2,845,845 as a cumulative effect of a change in accounting principle for the adoption of FIN 48 with corresponding increases to the liability for uncertain tax positions of $2,744,396, the non-current deferred tax asset of $1,116,079, and the liability for interest and penalties associated with uncertain tax positions of $1,205,667. The Company also decreased the current deferred tax assets of $67,869 and minority interest liability of $56,008.  At August 1, 2007, E & E had approximately $2,523,443 of gross unrecognized tax benefits that if recognized, would favorably affect the effective income tax rate in future periods.  At October 27, 2007, the liability for uncertain tax positions and associated interest and penalties are classified as noncurrent liabilities.

The Company’s majority owned subsidiary, the Consortium of International Contracts LLC (CIC) entered into three Environmental Services Agreements (ESA’s) with a public authority of the State of Kuwait which were funded by the United Nations Compensation Commission (UNCC).  CIC’s work connected with the ESA’s began in fiscal 2002 and extended into fiscal year 2007.  The ESA’s between the client, the Public Authority for Assessment of Compensation for Damages Resulting from Iraqi Aggression (PAAC), and CIC were signed in January of 2002.  These ESAs contemplated the receipt of a tax exemption order from Kuwait’s Ministry of Finance declaring that the income generated by CIC, and in turn the Company, to the extent that the Company performed work for CIC under the ESA’s would be exempt from Kuwait income tax.  The ESAs also provide that CIC would be entitled to be reimbursed by PAAC for Kuwait income tax costs, if any, as finally determined.  CIC was given written notice in May 2002 by PAAC that the tax exemption order contemplated in the ESAs had officially been granted by the Ministry of Finance and that CIC would not be required to obtain a tax clearance certificate.  In fiscal year 2007, CIC received notification from PAAC that it should file Kuwait income tax returns, notwithstanding the earlier May 2002 notification letter to the contrary, with the Ministry of Finance in order to facilitate the closure and final payments under the ESAs.  Upon notification from PAAC in fiscal year 2007, the Company evaluated their position under the related guidance of FAS 5 “Accounting for Contingencies” and concluded a reasonable estimate could not be identified.  While the Company evaluated the likelihood of the probability of success of its tax exempt status, a reasonable estimate of the tax liability of the contracts could not be made due to the subjective nature of the Kuwait tax system on foreign companies.  In addition, the Company considered, and still maintains that any additional tax liability would be offset by an obligation for reimbursement from its client PAAC for any income taxes, penalties and interest.

Under the new guidance for uncertain tax positions, the Company does not believe that the tax exempt order claimed by PAAC to have been received, will meet the more likely than not threshold to obtain benefit, and has therefore accrued a cumulative impact of adoption related to the Kuwait income taxes.  The Company has continued its assertion of a contractual obligation for reimbursement from PAAC should any tax liability be agreed to with the Kuwait Ministry of Finance, however the assessment of this reimbursement is not permitted under FIN 48.  E & E’s management believes that, given the ESA’s provisions, providing for reimbursement of any Kuwait income taxes, this liability recorded for estimated income taxes in Kuwait, may lead to volatility in the Company’s future reported earnings when the Company’s actual exposure is settled.

The Company files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through fiscal 2006. The Company’s tax matters for the fiscal years 2007 and 2008 remain subject to examination by the Internal Revenue Service. The Company’s New York State tax matters have been concluded for years through fiscal 2005. The Company’s tax matters in other material jurisdictions remain subject to examination by the respective state, local, and foreign tax jurisdiction authorities. No waivers have been executed that would extend the period subject to examination beyond the period prescribed by statute.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in administrative and indirect operating expenses.  For the three months ended October 27, 2007, E & E incurred interest and penalties of approximately $107,000.

It is reasonably possible that the liability associated with our unrecognized tax benefits will increase or decrease within the next twelve months. These changes will most likely be the result of the Kuwait tax matter described above. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

The estimated effective tax rate for fiscal year 2008 is 30.4%, up from the 2.3% reported for fiscal year 2007.  This is due mainly to tax benefits recognized on the write-off of the investment in Venezuela and a reduction in the Company’s estimated tax liabilities as a result of the completion of audits in fiscal year 2007.

13.	Other Accrued Liabilities

	October 27, 2007	July 31, 2007

Allowance for contract adjustments	$3,907,609	$3,925,525
Billings in excess of revenue	2,487,255	3,995,645
Other	936,915	945,537

	$7,331,779	$8,866,707

14.	Write-off of Investment in Venezuela

Due to a continuing deterioration in business and political conditions in Venezuela and the likelihood that, effective in June 2007, E & E's Venezuelan subsidiary would no longer be able to compete for contracts with its primary client, the government owned oil company, the Company evaluated its investment in its Venezuelan subsidiary for possible write-off. The Company ultimately made a decision to close its subsidiary in Venezuela effective as soon as possible. This decision was made by the President of E & E Inc. on September 12, 2007. The cessation of business in Venezuela resulted in termination benefits for employees and other charges. Termination costs were estimated according to in-country regulations. A previously unrecognized foreign translation reserve was also recognized. The Company recognized a write-off of $1.1 million ($146,000 after tax or $.03 per share) in the fourth quarter of fiscal year 2007 to reflect the estimated reduction in the value of the net assets of the Company's Venezuela subsidiary.  Operations and cash flows were insignificant in the first quarter of fiscal year 2007 and 2008 and therefore not disclosed as discontinued operations.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the "Securities Act") and the Securities Exchange Act of 1934 (the "Exchange Act").  All statements other than statements of historical facts are statements that could be deemed forward-looking statements.  These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management.  Words such as "expects," "anticipates," "targets," "goals," "projects," "intends," "plans," "believes," "seeks," "estimates," "continues," "may," variations of such words and similar expressions are intended to identify such forward-looking statements.  In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements.  Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict including those identified below and elsewhere in our Quarterly Report on Form 10-Q.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  We undertake no obligation to revise or update any forward-looking statements for any reason.  Further, information on risks and uncertainties is available in our filings with the Securities and Exchange Commission, which are incorporated by reference.

Liquidity and Capital Resources

Operating activities consumed $4.0 million of cash during the first quarter of fiscal year 2008, compared to $2.0 million of cash reported in the prior year.  Accounts payable decreased $3.6 million during the first quarter of fiscal year 2008 attributable to the payment of outstanding payables due to the strong cash position of the Company and a decrease in subcontract costs within the parent company.  Accrued payroll costs decreased $1.2 million during fiscal year 2008 mainly due to the payment of corporate bonuses to eligible employees and the timing of the issuance of paychecks to parent company employees.  Other accrued liabilities decreased $1.5 million during fiscal year 2008 due to a decrease in billings in excess over revenue during the first quarter.  Offsetting these were sources of cash from contracts receivables and minority interest.  Contracts receivable decreased $1.1 million during the first quarter of fiscal year 2008.  The Company purchased $275,000 of new capital equipment compared to depreciation charges of $356,000 during the first quarter of fiscal year 2008.

Financing activities consumed $335,000 of cash during the first quarter of fiscal year 2008.  The Company reported $177,000 in distributions to minority partners during the first quarter. Long-term debt and capital lease obligations decreased $158,000 mainly due to repayment of loans and capital leases held by the Walsh Environmental subsidiary, Walsh Peru.

The Company maintains an unsecured line of credit of $20.0 million with a bank at ½% below the prevailing prime rate.  A second line of credit is available at another bank for up to $13.5 million, exclusively for letters of credit.  There were two additional lines of credit established during fiscal year 2007, The Company established one for up to $5.0 million exclusively for letters of credit. Another line of credit was established at Walsh Environmental for up to $750,000 exclusively for working capital and letters of credit.  The Company has outstanding letters of credit (LOC’s) at October 27, 2007 in the amount of $2.1 million.  These LOC’s were obtained to secure advance payments and performance guarantees, primarily for contracts in the Middle East.  After LOC’s, there are no outstanding borrowings under the lines of credit and there is $37.2 million of line still available at October 27, 2007.  There are no significant additional working capital requirements pending at October 27, 2007.  The Company believes that cash flows from operations and borrowings against the line of credit will be sufficient to cover all working capital requirements for at least the next twelve months and the foreseeable future.

Results of Operations

Revenue

Fiscal Year 2008 vs 2007

Revenue for the first quarter of fiscal year 2008 was $25.7 million, an increase of $1.5 million from the $24.2 million reported in the first quarter of the prior year.  The increase was mainly attributable to increases in work performed by EEI’s majority owned subsidiaries E & E do Brasil and Walsh Environmental.  Revenues from E & E do Brasil were $2.1 million for the first quarter of fiscal year 2008, an increase of $1.0 million or 91% over the prior year due mainly to increased work in the public and private power industries.  Revenues from Walsh Environmental were $6.7 million for the first quarter of fiscal year 2008, an increase of 20% from the $5.6 million reported in the first quarter of fiscal year 2007.  The increase in Walsh Environmental revenues was mainly attributable to increased activity in the environmental remediation and asbestos markets.  During the first quarter of fiscal year 2008, revenues from state clients of the parent company increased $1.3 million from the $5.2 million reported during the prior year.  The increase in state revenue was mainly attributable to an increase in work levels on contracts in New York.  Offsetting these increases for the first quarter of fiscal year 2008 were reduced revenues in the parent company from work performed on contracts with various commercial clients.  Revenue from commercial clients of the parent company were $4.1 million during the first quarter of fiscal year 2008, a decrease $1.3 million from the $5.4 million reported in the prior year.

Fiscal Year 2007 vs 2006

Revenues increased $700,000 from the $23.5 million reported during the first quarter of fiscal year 2006.   The growth in revenues was attributable to increased work in the private sector as well as work performed by two of the Company’s subsidiaries, Walsh Environmental and E & E do Brasil.  Walsh Environmental reported revenues of $5.6 million during the first quarter of fiscal year 2007, up 27% from the $4.4 million reported in the prior year.  The increase in Walsh Environmental is mainly due to higher revenues from its subsidiaries, Walsh Peru and Gustavson Associates.  Gustavson Associates reported a dramatic growth in their core oil, gas and mineral business during the first quarter of fiscal year 2007, while Walsh Peru reported increased work in the mining and transportation sectors.  Revenues from commercial clients increased $970,000 or 22% during the first quarter of fiscal year 2007 attributable to increased activity on energy contracts related to LNG (Liquefied Natural Gas) and wind power.  E & E do Brasil reported revenues of $1.1 million during the first quarter of fiscal year 2007, an increase of 109% over the first quarter of fiscal year 2006.  Revenues from federal clients decreased slightly as a result of the completion of the relief efforts on hurricane Katrina and Rita, although the Company continues to work in the Gulf Coast Region on projects to restore the wetlands that were damaged by the hurricanes.  During the first quarter of fiscal year 2007, revenues from state clients decreased $800,000 from the $6.0 million reported during the first quarter of the prior year.  The decrease in state revenues was attributable to decreased work levels on contracts in Florida, New York and Louisiana.  Revenues attributable to the Company’s Superfund Technical Assessment and Response Team (START) contracts decreased $638,000 during the first quarter of fiscal year 2007.  This decrease was due to the completion of the contract in EPA Region IX in April 2006.

Income From Continuing Operations Before Income Taxes and Minority Interest

Fiscal Year 2008 vs 2007

The Company’s income from continuing operations before income taxes and minority interest was $1.5 million for the first quarter of fiscal year 2008, down 17% from the $1.8 million reported in the first quarter of fiscal year 2007. Gross profits increased as a result of the increased revenues reported at Walsh Environmental and E & E do Brasil and a decrease in corporate wide subcontractor costs.  The increased gross profits were offset by higher indirect costs during the first quarter.  Consolidated indirect costs increased $1.2 million during the first quarter of fiscal year 2008 as a result of an increase in marketing and bid and proposal costs and costs associated with increased staffing levels at Walsh Environmental and E & E do Brasil.  Marketing and bid and proposal costs were $3.0 million for the first quarter of fiscal year 2008, an increase of $500,000 from the $2.5 million reported in the prior year.  The Company continues to increase business development costs worldwide to capitalize on the global demands for energy and environmental infrastructure improvements.  The volume of proposals increased 51% while the value of the proposals submitted increased 285% to $77 million during the first quarter of fiscal year 2008.  These expenditures should result in increased contract bookings and revenues in future periods.  For the three months ended October 27, 2007, E & E accrued additional expenses of approximately $107,000 ($.02 per share) related to the FIN 48 tax accrual. The majority of this expense is related to the Kuwait taxes.

Fiscal Year 2007 vs 2006

The Company’s income from continuing operations before income taxes and minority interest was $1.8 million for the first quarter of fiscal year 2007, up from the $1.6 million reported in the prior year.  Gross profits increased during the first quarter of fiscal year 2007 as a result of the higher margin work.  This was offset by an increase in administrative and indirect costs of $.8 million during the first quarter of fiscal year 2007, mainly attributable to increased staffing levels and increased business development costs worldwide.  Interest income increased $86,000 from the $42,000 reported during the first quarter of fiscal year 2006 due to interest earned on cash held throughout the Company.

Write-off of Investment in Venezuela

Due to a continuing deterioration in business and political conditions in Venezuela and the likelihood that, effective in June 2007, E & E's Venezuelan subsidiary would no longer be able to compete for contracts with its primary client, the government owned oil company, the Company evaluated its investment in its Venezuelan subsidiary for possible write-off. The Company ultimately made a decision to close its subsidiary in Venezuela effective as soon as possible. This decision was made by the President of E&E Inc. on September 12, 2007. The cessation of business in Venezuela resulted in termination benefits for employees and other charges. Termination costs were estimated according to in-country regulations. A previously unrecognized foreign translation reserve was also recognized. The Company recognized a write-off of $1.1 million ($146,000 after tax or $.03 per share) in the fourth quarter of fiscal year 2007 to reflect the estimated reduction in the value of the net assets of the Company's Venezuela subsidiary. Operations and cash flows were insignificant in fiscal year 2007 and 2008 and therefore not disclosed as discontinued operations.

Income Taxes

During the first quarter of fiscal year 2008, the Company adopted the FASB Interpretation No. 48 “Uncertainty in Income Taxes” (FIN 48).  FIN 48 applies to all tax positions and clarifies the recognition of tax benefits in the financial statements by providing a two-step approach to recognition and measurement.  The first step involves assessing whether the tax position is more likely than not to be sustained upon examination based on the technical merits.  The second step involves measurement of the amount to recognize.  Tax positions that meet the more likely then not threshold are measured at the largest amount of tax benefit greater than 50% likely of being realized upon ultimate finalization with tax authorities.

The Company recorded a decrease to retained earnings as of August 1, 2007 of $2,845,845 as a cumulative effect of a change in accounting principle for the adoption of FIN 48 with corresponding increases to the liability for uncertain tax positions of $2,744,396, the non-current deferred tax asset of $1,116,079, and the liability for interest and penalties associated with uncertain tax positions of $1,205,667. The Company also decreased the current deferred tax assets of $67,869 and minority interest liability of $56,008.  At August 1, 2007, E & E had approximately $2,523,443 of gross unrecognized tax benefits that if recognized, would favorably affect the effective income tax rate in future periods.  At October 27, 2007, the liability for uncertain tax positions and associated interest and penalties are classified as noncurrent liabilities.

The Company’s majority owned subsidiary, the Consortium of International Contracts LLC (CIC) entered into three Environmental Services Agreements (ESA’s) with a public authority of the State of Kuwait which were funded by the United Nations Compensation Commission (UNCC).  CIC’s work connected with the ESA’s began in fiscal 2002 and extended into fiscal year 2007.  The ESA’s between the client, the Public Authority for Assessment of Compensation for Damages Resulting from Iraqi Aggression (PAAC), and CIC were signed in January of 2002.  These ESAs contemplated the receipt of a tax exemption order from Kuwait’s Ministry of Finance declaring that the income generated by CIC, and in turn the Company, to the extent that the Company performed work for CIC under the ESA’s would be exempt from Kuwait income tax.  The ESAs also provide that CIC would be entitled to be reimbursed by PAAC for Kuwait income tax costs, if any, as finally determined.  CIC was given written notice in May 2002 by PAAC that the tax exemption order contemplated in the ESAs had officially been granted by the Ministry of Finance and that CIC would not be required to obtain a tax clearance certificate.  In fiscal year 2007, CIC received notification from PAAC that it should file Kuwait income tax returns, notwithstanding the earlier May 2002 notification letter to the contrary, with the Ministry of Finance in order to facilitate the closure and final payments under the ESAs.  Upon notification from PAAC in fiscal year 2007, the Company evaluated their position under the related guidance of FAS 5 “Accounting for Contingencies” and concluded a reasonable estimate could not be identified.  While the Company evaluated the likelihood of the probability of success of its tax exempt status, a reasonable estimate of the tax liability of the contracts could not be made due to the subjective nature of the Kuwait tax system on foreign companies.  In addition, the Company considered, and still maintains that any additional tax liability would be offset by an obligation for reimbursement from its client PAAC for any income taxes, penalties and interest.

Under the new guidance for uncertain tax positions, the Company does not believe that the tax exempt order claimed by PAAC to have been received, will meet the more likely than not threshold to obtain benefit, and has therefore accrued a cumulative impact of adoption related to the Kuwait income taxes.  The Company has continued its assertion of a contractual obligation for reimbursement from PAAC should any tax liability be agreed to with the Kuwait Ministry of Finance, however the assessment of this reimbursement is not permitted under FIN 48.  E & E’s management believes that, given the ESA’s provisions, providing for reimbursement of any Kuwait income taxes, this liability recorded for estimated income taxes in Kuwait, may lead to volatility in the Company’s future reported earnings when the Company’s actual exposure is settled.

The Company files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through fiscal 2006. The Company’s tax matters for the fiscal years 2007 and 2008 remain subject to examination by the Internal Revenue Service. The Company’s New York State tax matters have been concluded for years through fiscal 2005. The Company’s tax matters in other material jurisdictions remain subject to examination by the respective state, local, and foreign tax jurisdiction authorities. No waivers have been executed that would extend the period subject to examination beyond the period prescribed by statute.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in administrative and indirect operating expenses.  For the three months ended October 27, 2007, E & E incurred interest and penalties of approximately $107,000.

It is reasonably possible that the liability associated with our unrecognized tax benefits will increase or decrease within the next twelve months. These changes will most likely be the result of the Kuwait tax matter described above. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

The estimated effective tax rate for fiscal year 2008 is 30.4%, up from the 2.3% reported for fiscal year 2007.  This is due mainly to tax benefits recognized on the write-off of the investment in Venezuela and a reduction in the Company’s estimated tax liabilities as a result of the completion of audits in fiscal year 2007.

Recent Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements- An amendment of ARB No. 51."  This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.  This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The Company is currently assessing the effect SFAS No. 160 may have on its consolidated results of operations and financial position.

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

The Company’s contracts with the U.S. government contain provisions requiring compliance with the Federal Acquisition Regulation (FAR), and the Cost Accounting Standards (CAS). These regulations are generally applicable to all of the Company’s federal government contracts and are partially or fully incorporated in many local and state agency contracts. They limit the recovery of certain specified indirect costs on contracts subject to the FAR. Cost-plus contracts covered by the FAR provide for upward or downward adjustments if actual recoverable costs differ from the estimate billed. Most of our federal government contracts are subject to termination at the convenience of the client. Contracts typically provide for reimbursement of costs incurred and payment of fees earned through the date of such termination.

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

Allowance for Doubtful Accounts and Contract Adjustments

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

Changes in Corporate Entities

On September 1, 2007 Gustavson Associates LLC purchased from minority unit holder, Prospect Resources, their remaining 50 ownership units.  Prospect was paid $466,708 for its units with 25% of the amount paid in cash, and the assumption of a three year note with a six percent annualized interest rate.  The purchase price that was paid was at a premium over the capital value of the units.  This excess created additional goodwill of $255,578 which was recorded in the first quarter.

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

On December 29, 2006 a capital infusion of $500,000 was made to E & E do Brasil, Ltda. order to fund working capital requirements resulting from the subsidiary’s significant growth. On the same date the Company entered into a loan agreement for $120,000 each with its two Brazilian partners.  The loans were granted to allow them to maintain their ownership percentage in E & E do Brasil, Ltda. (a limited partnership). The loans made to the partners are payable to Ecology and Environment, Inc., and are five year loans with annual principal repayments, and twelve per cent interest costs due on the outstanding balance. The loans are secured by the partners' shares.

Inflation

Inflation has not had a material impact on the Company’s business because a significant amount of the Company’s contracts are either cost based or contain commercial rates for services that are adjusted annually.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company may have exposure to market risk for change in interest rates, primarily related to its investments.  The Company does not have any derivative financial instruments included in its investments.  The Company invests only in instruments that meet high credit quality standards.  The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limited default risk, market risk and reinvestment risk.  As of October 27, 2007, the Company’s investments consisted of short-term commercial paper and mutual funds.  The Company does not expect any material loss with respect to its investments.

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

Company management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 27, 2007. In designing and evaluating the Company's disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.  Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that, as of October 27, 2007, the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to its chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to Company’s management, including its principal executive and principal financial officers, or persons providing similar functions, as appropriate to allow timely decisions regarding required disclosure. There have been no significant changes in internal controls over financial reporting during the period covered by this report.

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

(e) Purchased Equity Securities. The Company did not purchase any common stock during the first three months of its fiscal year ending July 31, 2008.

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

(a)
- 31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
- 31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
- 32.1 Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
- 32.2 Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Registrant filed a Form 8-K report on September 18, 2007 to report the write-off of the investment in the Company’s Venezuelan subsidiary.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ecology and Environment, Inc.

Date: December 12, 2007	By:	/s/ Ronald L. Frank
Ronald L. Frank
Executive Vice President, Secretary, Treasurer and Chief Financial Officer - Principal Financial Officer