Form 10-Q
period 2008-01-26
ECOLOGY & ENVIRONMENT INC
filed 2008-03-11
CIK 809933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended January 26, 2008

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to __________

Commission File Number 1-9065

ECOLOGY AND ENVIRONMENT, INC.
(Exact name of registrant as specified in its charter)

New York	16-0971022
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

368 Pleasant View Drive
Lancaster, New York	14086
(Address of principal executive offices)	(Zip code)

(716)  684-8060
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

At March 1, 2008, 2,597,917 shares of Registrant's Class A Common Stock (par value $.01) and 1,667,426 shares of Class B Common Stock (par value $.01) were outstanding.

PART 1
FINANCIAL INFORMATION

Item 1.  Financial Statements

Ecology and Environment, Inc
Consolidated Balance Sheet
Unaudited

	January 26,	July 31,
Assets	2008	2007

Current assets:
Cash and cash equivalents	$13,892,856	$15,724,139
Investment securities available for sale	200,035	101,009
Contract receivables, net	34,131,949	36,742,288
Deferred income taxes	5,367,794	5,196,728
Income tax receivable	1,357,213	1,357,213
Other current assets	1,917,489	1,516,972

Total current assets	56,867,336	60,638,349

Property, building and equipment, net	7,536,397	7,725,535
Deferred income taxes	2,521,574	1,404,232
Other assets	1,693,950	1,438,329

Total assets	$68,619,257	$71,206,445

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$6,431,886	$10,178,873
Accrued payroll costs	5,463,452	6,191,434
Income taxes payable	1,602,657	664,085
Deferred revenue	80,430	90,791
Current portion of long-term debt and capital lease obligations	322,693	333,229
Other accrued liabilities	7,796,067	8,866,707

Total current liabilities	21,697,185	26,325,119

Income Taxes Payable	2,502,108	-
Accrued interest and penalties	1,701,430	-
Long-term debt and capital lease obligations	536,348	385,270
Minority interest	3,745,595	3,582,968
Commitments and contingencies (see note #10)	-	-

Shareholders' equity:
Preferred stock, par value $.01 per share;
authorized - 2,000,000 shares; no shares
issued	-	-
Class A common stock, par value $.01 per
share; authorized - 6,000,000 shares;
issued - 2,661,498 and 2,661,498 shares	26,615	26,615
Class B common stock, par value $.01 per
share; authorized - 10,000,000 shares;
issued - 1,732,227 and 1,732,227 shares	17,323	17,323
Capital in excess of par value	19,839,490	20,051,446
Retained earnings	19,227,011	22,211,098
Accumulated other comprehensive income	606,475	299,102
Treasury stock - Class A common, 62,926 and 104,020
shares; Class B common, 64,801 and 64,801 shares, at cost	(1,280,323)	(1,692,496)

Total shareholders' equity	38,436,591	40,913,088

Total liabilities and shareholders' equity	$68,619,257	$71,206,445

The accompanying notes are an integral part of these financial statements.

Ecology and Environment, Inc.
Consolidated Statement of Income
Unaudited

	Three months ended		Six months ended
	January 26,	January 27,	January 26,	January 27,
	2008	2007	2008	2007

Revenue	$24,141,853	$24,131,179	$49,848,419	$48,324,846

Cost of professional services and
other direct operating expenses	9,283,460	9,109,744	20,085,177	18,742,959
Subcontract costs	3,739,337	4,348,066	6,384,008	7,632,648

Gross profit	11,119,056	10,673,369	23,379,234	21,949,239
Administrative and indirect operating
expenses	7,358,000	6,513,150	14,788,290	13,244,540
Marketing and related costs	2,742,199	2,425,491	5,705,412	4,904,050
Depreciation	370,177	332,444	726,519	646,381

Income from operations	648,680	1,402,284	2,159,013	3,154,268
Interest expense	(110,120)	(12,095)	(231,301)	(67,255)
Interest income	124,857	118,272	266,681	246,245
Other expense	(12,686)	(51,726)	(32,943)	(68,180)
Net foreign currency exchange gain	1,086	29,372	342	27,019

Income from continuing operations before income
taxes and minority interest	651,817	1,486,107	2,161,792	3,292,097
Income tax provision	176,030	502,372	584,244	996,285

Net income from continuing operations
before minority interest	475,787	983,735	1,577,548	2,295,812
Minority interest	(345,232)	(365,124)	(946,419)	(921,674)

Net income from continuing operations	130,555	618,611	631,129	1,374,138
Gain from discontinued operations	-	1,040,586	-	985,797
Income tax expense on gain from discontinued operations	-	(437,186)	-	(417,243)

Net income	$130,555	$1,222,011	$631,129	$1,942,692

Net income per common share: basic
Continuing operations	$0.03	$0.15	$0.15	$0.33
Discontinued operations	-	0.14	-	0.13
Net income per common share: basic	$0.03	$0.29	$0.15	$0.46

Net income per common share: diluted
Continuing operations	$0.03	$0.15	$0.15	$0.32
Discontinued operations	-	0.14	-	0.13
Net income per common share: diluted	$0.03	$0.29	$0.15	$0.45

Weighted average common shares outstanding: basic	4,164,570	4,216,466	4,164,570	4,217,672

Weighted average common shares outstanding: diluted	4,201,362	4,256,365	4,221,298	4,256,974

The accompanying notes are an integral part of these financial statements.

Ecology and Environment, Inc
Consolidated Statement of Cash Flows
Unaudited

	Six Months Ended
	January 26,	January 27,
	2008	2007

Cash flows from operating activities:
Net income	$631,129	$1,942,692
Net income from discontinued operations, net of tax	-	568,554
Income from continuing operations	631,129	1,374,138
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	726,519	646,381
Deferred income taxes	(241,563)	1,584,573
Share-based compensation expense	169,812	65,920
Gain on disposition of property and equipment	(19)	(1,039)
Minority interest	946,419	921,674
Provision (benefit) for contract adjustments	(53,838)	334,205
(Increase) decrease in:
- contracts receivable, net	2,664,177	2,431,430
- other current assets	(400,517)	(718,516)
- income tax receivable	-	(575,192)
- other non-current assets	36,860	151,701
Increase (decrease) in:
- accounts payable	(3,746,987)	(1,711,699)
- accrued payroll costs	(727,982)	(1,927,745)
- income taxes payable	972,029	(1,502,892)
- deferred revenue	(10,361)	(6,372)
- other accrued liabilities	(1,070,640)	(872,123)
- accrued interest and penalties	253,475	-

Net cash provided by operating activities	148,513	194,444

Cash flows used in investing activities:
Purchase of property, building and equipment	(537,362)	(580,594)
Payment for the purchase of bond	(95,614)	(1,695)

Net cash used in investing activities	(632,976)	(582,289)

Cash flows provided by (used in) financing activities:
Dividends paid	(769,371)	(740,592)
Proceeds from debt	15,502	109,517
Repayment of debt and capital lease obligations	(224,991)	(269,353)
Distributions to minority partners	(570,593)	(424,940)
Purchase of treasury stock	-	(49,465)

Net cash used in financing activities	(1,549,453)	(1,374,833)

Effect of exchange rate changes on cash and cash equivalents	202,633	62,577

Discontinued Operations
Net cash used in discontinued operating activities	-	(237,439)
Net cash provided by discontinued investing activities - sale of assets	-	2,500,000

Net cash used in discontinued operations	-	2,262,561

Net increase (decrease) in cash and cash equivalents	(1,831,283)	562,460
Cash and cash equivalents at beginning of period	15,724,139	13,094,499

Cash and cash equivalents at end of period	$13,892,856	$13,656,959

The accompanying notes are an integral part of these financial statements.

Ecology and Environment, Inc
Consolidated Statement of Changes in Shareholders' Equity
Unaudited

							Accumulated
	Common Stock				Capital in		Other
	Class A		Class B		Excess of	Retained	Comprehensive	Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Par Value	earnings	Income	Shares	Amount	Income

Balance at July 31, 2006	2,534,566	$25,346	1,650,173	$16,502	$17,684,373	$23,163,716	$(2,208,830)	128,463	$(1,053,648)	$2,609,808

Net income	-	-	-	-	-	3,074,471	-	-	-	3,074,471
Reclassification adjustment for realized foreign currency translation loss in net income	-	-	-	-	-	-	2,110,431	-	-	2,110,431
Foreign currency translation reserve	-	-	-	-	-	-	397,476	-	-	397,476
Cash dividends paid ($.34 per share)	-	-	-	-	-	(1,464,921)	-	-	-	-
5% Stock Dividend	126,522.00	1,265	82,464.00	825	2,560,078	(2,562,168)	-	8,040	-	-
Unrealized investment gain, net	-	-	-	-	-	-	25	-	-	25
Conversion of common stock - B to A	410	4	(410)	(4)	-	-	-	-	-	-
Repurchase of Class A common stock	-	-	-	-	-	-	-	86,806	(1,085,901)	-
Issuance of stock under stock award plan	-	-	-	-	(325,985)	-	-	(57,620)	472,484	-
Share-based compensation expense	-	-	-	-	121,396	-	-	-	-	-
Tax impact of share based compensation	-	-	-	-	5,860	-	-	-	-	-
Other	-	-	-	-	5,724	-	-	3,132	(25,431)	-

Balance at July 31, 2007	2,661,498	26,615	1,732,227	17,323	20,051,446	22,211,098	299,102	168,821	(1,692,496)	5,582,403
Cumulative effect of adopting FIN 48	-	-	-	-	-	(2,845,845)	-	-	-	-

Adjusted Balance at July 31, 2007	2,661,498	$26,615	1,732,227	$17,323	$20,051,446	$19,365,253	$299,102	168,821	$(1,692,496)	$5,582,403

Net income	-	-	-	-	-	631,129	-	-	-	631,129
Foreign currency translation reserve	-	-	-	-	-	-	305,326	-	-	305,326
Cash dividends paid ($.18 per share)	-	-	-	-	-	(769,371)	-	-	-	-
Unrealized investment gain, net	-	-	-	-	-	-	2,047	-	-	2,047
Issuance of stock under stock award plan	-	-	-	-	(412,173)	-	-	(41,094)	412,173	-
Share-based compensation expense	-	-	-	-	169,812	-	-	-	-	-
Tax impact of share based compensation	-	-	-	-	33,457	-	-	-	-	-
Other	-	-	-	-	(3,052)	-	-	-	-	-

Balance at January 26, 2008	2,661,498	$26,615	1,732,227	$17,323	$19,839,490	$19,227,011	$606,475	127,727	$(1,280,323)	$938,502

The accompanying notes are an integral part of these financial statements.

Ecology and Environment, Inc.
Notes to Consolidated Financial Statements

Summary of Operations and Basis of Presentation

The consolidated financial statements included herein have been prepared by Ecology and Environment, Inc., ("E & E" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Although E & E believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. Therefore, these financial statements should be read in conjunction with the financial statements and the notes thereto included in E & E's 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the six months ended January 26, 2008 are not necessarily indicative of the results for any subsequent period or the entire fiscal year ending July 31, 2008.

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

Substantially all of the Company's cost-type work is with federal governmental agencies and, as such, is subject to audits after contract completion. Provisions for adjustments to the revenue accrued under these cost-type contracts are provide for on an annual basis based on past settlement history. Government audits have been completed and final rates have been negotiated through fiscal year 2001. The balance in the allowance for contract adjustments accounts principally represents a reserve for contract adjustments for the fiscal years 1996-2008.

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

The Company has significant deferred tax assets, resulting principally from contract reserves, fixed assets and domestic net operating loss carryforwards (“NOLs”).  As required by FAS 109, “Accounting for Income Taxes” the Company periodically evaluates the likelihood of realization of deferred tax assets, and has determined that no valuation allowance is presently necessary.

In July of 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), an interpretation of FAS 109.  FIN 48 clarifies the accounting for uncertainty in income taxes and reduces the diversity in current practice associated with the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return by defining a “more-likely-than-not” threshold regarding the sustainability of the position.  The Company adopted FIN 48 beginning August 1, 2007.  See Footnote No. 12.

f.	Earnings Per Share (EPS)

Basic EPS is computed by dividing continuing and discontinued operating income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. See Footnote No. 8.

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

For purposes of the consolidated statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. Cash paid for interest was approximately $85,000 and $67,000 for the first six months of fiscal year 2008 and 2007, respectively. Cash paid for income taxes was approximately $924,000 and $1.3 million for the first six months of fiscal year 2008 and 2007, respectively.  Additionally in the first quarter of fiscal year 2008, Gustavson Associates LLC purchased from minority unit holder, Prospect Resources, their remaining 50 ownership units.  Prospect was paid $466,708 for its units with 25% of the amount paid in cash, and the assumption of a $350,000 three year note with a six percent annualized interest rate.

i.	Goodwill

During the first quarter of fiscal year 2008, additional goodwill of $256,000 was recorded as a result of the purchase of additional shares of Gustavson Associates LLC.  The total goodwill of approximately $1.1 million is subject to an annual assessment for impairment.

2.	Contract Receivables, net

	January 26, 2008	July 31, 2007

United States government -
Billed	$2,866,026	$2,905,030
Unbilled	2,270,355	4,195,989
	5,136,381	7,101,019

Industrial customers and state and municipal governments -
Billed	22,415,115	24,496,429
Unbilled	8,267,138	6,885,363
	30,682,253	31,381,792

Less allowance for doubtful accounts and contract adjustments	(1,686,685)	(1,740,523)

	$34,131,949	$36,742,288

United States government receivables arise from long-term U.S. government prime contracts and subcontracts. Unbilled receivables result from revenues which have been earned, but are not billed as of period-end. The above unbilled balances are comprised of incurred costs plus fees not yet processed and billed; and differences between year-to-date provisional billings and year-to-date actual contract costs incurred and fees earned of approximately $30,000 at January 26, 2008 and $202,000 at July 31, 2007.  Management anticipates that the January 26, 2008 unbilled receivables will be substantially billed and collected within one year.   Within the above billed balances are contractual retainages in the amount of approximately $279,000 at January 26, 2008 and $409,000 at July 31, 2007. Management anticipates that the January 26, 2008 retainage balance will be substantially collected within one year. Included in the balance of receivables for industrial customers and state and municipal customers are receivables, net of subcontract costs, due under the contracts in Saudi Arabia and Kuwait of $6.2 million at January 26, 2008 and July 31, 2007.

Included in other accrued liabilities is an additional allowance for contract adjustments relating to potential cost disallowances on amounts billed and collected in current and prior years' projects of approximately $4.0 million and $3.9 million at January 26, 2008 and July 31, 2007, respectively. Also included in other accrued liabilities is a reclassification of billings in excess of recognized revenues of approximately $3.0 million at January 26, 2008 and $4.0 million at July 31, 2007. An allowance for contract adjustments is recorded for contract disputes and government audits when the amounts are estimatable.

3.	Line of Credit

The Company maintains an unsecured line of credit available for working capital and letters of credit of $20 million with a bank at 1/2% below the prevailing prime rate. A second line of credit is available at another bank for up to $13.5 million exclusively for letters of credit and is renewed annually. There were two additional lines of credit established during fiscal year 2007. The Company established one for up to $5.0 million exclusively for letters of credit. An additional line of credit was established at Walsh Environmental for up to $750,000 exclusively for working capital and letters of credit. At January 26, 2008 and July 31, 2007, the Company had letters of credit outstanding totaling approximately $1.2 million and $1.3 million, respectively.  After letters of credit, there are no outstanding borrowings under the lines of credit and there is $38.0 million of line still available at January 26, 2008. The Company had no outstanding borrowings for working capital at January 26, 2008 and July 31, 2007.

The Company is in compliance with all bank loan covenants at January 26, 2008.

4.	Long-Term Debt and Capital Lease Obligations

Debt inclusive of capital lease obligations at January 26, 2008 and July 31, 2007 consists of the following:

	January 26, 2008	July 31, 2007

Various bank loans and advances at interest rates ranging from 5% to 14%	$680,354	$477,466
Capital lease obligations at varying interest rates averaging 11%	178,687	241,033
	859,041	718,499

Less: current portion of debt and capital lease obligations	(322,693)	(333,229)

Long-term debt and capital lease obligations	$536,348	$385,270

The aggregate maturities of long-term debt and capital lease obligations at January 26, 2008 are as follows:

Amount

Feb 2008 – Jan 2009	$322,694
Feb 2009 – Jan 2010	248,836
Feb 2010 – Jan 2011	174,282
Feb 2011 – Jan 2012	36,191
Feb 2012 – Jan 2013	31,704
Thereafter	45,334
$859,041

5.	Stock Award Plan

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

The Company issued 41,094 shares valued at $495,183 in October 2007 pursuant to the Award Plan. These awards issued have a three year vesting period. The "pool" of excess tax benefits accumulated in Capital in Excess of Par Value at January 26, 2008 and July 31, 2007 was approximately $122,000 and $88,000, respectively.   Total gross compensation expense is recognized over the vesting period. Unrecognized compensation expense recorded against capital in excess of par value was approximately $674,000 and $349,000 at January 26, 2008 and July 31, 2007, respectively.

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

8.	Earnings Per Share

The computation of basic earnings per share reconciled to diluted earnings per share follows:

	Three Months Ended		Six Months Ended
	January 26, 2008	January 27, 2007	January 26, 2008	January 27, 2007

Income from continuing operations available to common stockholders	$130,555	$618,611	$631,129	$1,374,138
Income from discontinued operations available to common stockholders	---	603,400	---	568,554
Total income available to common stockholders	130,555	1,222,011	631,129	1,942,692
Weighted-average common shares outstanding (basic)	4,164,570	4,216,466	4,164,570	4,217,672
Basic earnings per share:
Continuing operations	$.03	$.15	$.15	$.33
Discontinued operations	---	.14	---	.13
Total basic earnings per share	$.03	$.29	$.15	$.46
Incremental shares from assumed conversions of stock options and restricted stock awards	36,792	39,899	56,728	39,302
Adjusted weighted-average common shares outstanding	4,201,362	4,256,365	4,221,298	4,256,974
Diluted earnings per share:
Continuing operations	$.03	$.15	$.15	$.32
Discontinued operations	---	.14	---	.13
Total diluted earnings per share	$.03	$.29	$.15	$.45

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

Reportable segments for the six months ended January 26, 2008 are as follows:

				Aquaculture
	Consulting	Analytical		Continued		Discontinued		Elimination		Total

Total consolidated revenue	$49,796,940	$	---		$51,479	$	---	$	---	$49,848,419

Depreciation expense	$726,519	$	---	$	---	$	---	$	---	$726,519
Segment profit (loss) before income taxes and minority interest	$2,178,877	$	---		$(17,085)	$	---	$	---	$2,161,792
Segment assets	$66,386,257		$2,100,000		$133,000	$	---	$	---	$68,619,257
Expenditures for long-lived assets	$537,362	$	---	$	---	$	---	$	---	$537,362

Geographic Information:
	Revenue (1)	Long-Lived Assets-Gross

United States	$40,347,419		$23,370,055
Foreign Countries	9,501,000		2,361,000

(1)       Revenue is attributed to countries based on the location of the customers.

Reportable segments for the six months ended January 27, 2007 are as follows:

				Aquaculture
	Consulting	Analytical		Continued		Discontinued		Elimination		Total

Total consolidated revenue	$48,234,588	$	---		$90,258	$	---	$	---	$48,324,846

Depreciation expense	$639,478	$	---		$6,903	$	---	$	---	$646,381
Segment profit (loss) before income taxes and minority interest	$3,311,178	$	---		$(19,081)		$985,797	$	---	$4,277,894
Segment assets	$63,894,870		$2,100,000		$179,000	$	---	$	---	$66,173,870
Expenditures for long-lived assets	580,594	$	---	$	---	$	---	$	---	$580,594

Geographic Information:
	Revenue (1)	Long-Lived Assets-Gross

United States	$39,596,846		$22,666,019
Foreign Countries	8,728,000		1,899,000

(1)       Revenue is attributed to countries based on the location of the customers.

10.	Commitments and Contingencies

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

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurement” (FAS 157), which established a framework for measuring fair value under generally accepted accounting principles and expands disclosure about fair value measurements.  FAS 157 is effective for financial statements issued with fiscal years beginning after November 15, 2007.  The Company is assessing the impact that the adoption of FAS 157 may have on its financial statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (FAS 159). The fair value option established by FAS 159 permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. FAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company is assessing the impact that the adoption of FAS 159 may have on its financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - An amendment of ARB No. 51."  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.  This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, for the fiscal year ending July 31, 2010 for the Company). Earlier adoption is prohibited. The Company is currently assessing the effect SFAS No. 160 will have on its financial statements.

12.	Adoption of Accounting Principles – Accounting for Uncertainty in Income Taxes

During the first quarter of fiscal year 2008, the Company adopted the FASB Interpretation No. 48 “Uncertainty in Income Taxes” (FIN 48).  FIN 48 applies to all tax positions and clarifies the recognition of tax benefits in the financial statements by providing a two-step approach to recognition and measurement.  The first step involves assessing whether the tax position is more likely than not to be sustained upon examination based on the technical merits.  The second step involves measurement of the amount to recognize.  Tax positions that meet the more likely than not threshold are measured at the largest amount of tax benefit greater than 50% likely of being realized upon ultimate finalization with tax authorities.

The Company recorded a decrease to retained earnings as of August 1, 2007 of $2,845,845 as a cumulative effect of a change in accounting principle for the adoption of FIN 48 with corresponding increases to the liability for uncertain tax positions of $2,744,396, the non-current deferred tax asset of $1,116,079, and the liability for interest and penalties associated with uncertain tax positions of $1,205,667. The Company also decreased the current deferred tax assets of $67,869 and minority interest liability of $56,008.  At August 1, 2007, E & E had approximately $2,523,443 of gross unrecognized tax benefits that if recognized, would favorably affect the effective income tax rate in future periods.  At January 26, 2008, the liability for uncertain tax positions and associated interest and penalties are classified as noncurrent liabilities.

During the three and six months ended January 26, 2008, the Company did not recognize an additional liability with respect to the reassessment of uncertain tax positions.  However, the Company reclassified $242,000 that was originally classified in error as income taxes payable to accrued interest and penalties.  For the three months ended January 26, 2008, the Company recorded an additional liability for interest and penalties associated with uncertain tax positions of $146,000.

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

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in administrative and indirect operating expenses.  For the three and six months ended January 26, 2008, E & E incurred interest and penalties of approximately $146,000 and $253,000, respectively.

It is reasonably possible that the liability associated with our unrecognized tax benefits will increase or decrease within the next twelve months. These changes will most likely be the result of the Kuwait tax matter described above. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

The estimated effective tax rate for fiscal year 2008 is 28.8%, up from the 2.3% reported for fiscal year 2007.  This is due mainly to tax benefits recognized on the write-off of the investment in Venezuela and a reduction in the Company’s estimated tax liabilities as a result of the completion of audits in fiscal year 2007.

13.	Other Accrued Liabilities

	January 26, 2008	July 31, 2007

Allowance for contract adjustments	$3,970,662	$3,925,525
Billings in excess of revenue	3,047,435	3,995,645
Other	777,970	945,537

	$7,796,067	$8,866,707

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Operating activities provided $149,000 of cash during the first six months of fiscal year 2008.  Accounts payable decreased $3.7 million during the first six months of fiscal year 2008 attributable to the payment of outstanding payables due to the strong cash position of the Company and a decrease in subcontract costs within the parent company.  Accrued payroll costs decreased $728,000 during fiscal year 2008 mainly due to the payment of corporate bonuses to eligible employees and the timing of the issuance of paychecks to parent company employees.  Other accrued liabilities decreased $1.2 million during the first six months of fiscal year 2008 mainly due to a decrease in billings in excess over revenue.  Offsetting these were sources of cash from contracts receivables, income taxes payable and minority interest.  Contracts receivable decreased $2.7 million and income taxes payable increased $1.0 million during the first six months of fiscal year 2008.  The Company purchased $537,000 of new capital equipment compared to depreciation charges of $727,000 during the first six months of fiscal year 2008.

Financing activities consumed $1.5 million of cash during the first six months of fiscal year 2008.  The Company paid dividends in the amount of $769,000 or $.18 per share and $571,000 in distributions to minority partners during the first six month of fiscal year 2008. Long-term debt and capital lease obligations decreased $209,000 mainly due to repayment of loans and capital leases held by the Walsh Environmental subsidiary, Walsh Peru.

The Company maintains an unsecured line of credit of $20.0 million with a bank at ½% below the prevailing prime rate.  A second line of credit is available at another bank for up to $13.5 million, exclusively for letters of credit.  There were two additional lines of credit established during fiscal year 2007, The Company established one for up to $5.0 million exclusively for letters of credit. Another line of credit was established at Walsh Environmental for up to $750,000 exclusively for working capital and letters of credit.  The Company has outstanding letters of credit (LOC’s) at January 26, 2008 in the amount of $1.2 million.  These LOC’s were obtained to secure advance payments and performance guarantees, primarily for contracts in the Middle East.  After LOC’s, there are no outstanding borrowings under the lines of credit and there is $38.0 million of line still available at January 26, 2008.  There are no significant additional working capital requirements pending at January 26, 2008.  The Company believes that cash flows from operations and borrowings against the line of credit will be sufficient to cover all working capital requirements for at least the next twelve months and the foreseeable future.

Results of Operations

Revenue

Fiscal Year 2008 vs 2007

Revenues for the second quarter of fiscal year 2008 were consistent with the revenues reported for the prior year.  Revenues from the Company’s majority owned subsidiary Walsh Environmental were $6.5 million for the second quarter of fiscal year 2008, an increase of $1.0 million from the $5.5 million reported in the second quarter of fiscal year 2007.  The increase in Walsh Environmental revenues was mainly attributable to increased activity in the environmental remediation and asbestos markets.  Revenues from state clients of the parent company were $6.2 million, up $800,000 from the $5.4 million reported in the prior year.  The increase in state revenue was mainly attributable to an increase in work levels on contracts in Florida and Washington.  Offsetting these increases were decreases in work at the parent company in the commercial and federal government sectors.  Revenue from commercial clients of the parent company was $3.6 million during the second quarter of fiscal year 2008, a decrease $1.0 million from the $4.6 million reported in the prior year.  Revenue from federal government clients was $3.9 million during the second quarter of fiscal year 2008, a decrease $700,000 from the $4.6 million reported in the prior year.  The decrease in federal government revenue was mainly due to decreased activity on United States Department of Defense contracts.

Revenue for the six months of fiscal year 2008 was $49.8 million, an increase of $1.5 million from the $48.3 million reported in the first six months of the prior year.  The increase was mainly attributable to increases in work performed by state clients at the parent company and by EEI’s majority owned subsidiaries Walsh Environmental and E&E do Brasil.  Revenues from state clients of the parent company were $12.7 million, up $2.1 million from the $10.6 million reported in the prior year.  The increase in state revenue was mainly attributable to an increase in work levels on contracts in New York and Washington.  Revenues from Walsh Environmental were $13.2 million for the first six months of fiscal year 2008, an increase of 19% from the $11.1 million reported in the first six months of fiscal year 2007.  The increase in Walsh Environmental revenues was mainly attributable to increased activity in the environmental remediation and asbestos markets.  Revenues from E&E do Brasil were $3.2 million for the first six months of fiscal year 2008, an increase of $1.1 million or 52% over the prior year due mainly to increased work in the public and private power industries.  Offsetting these increases for the first six months of fiscal year 2008 were reduced revenues in the parent company from work performed on contracts with various commercial and federal government clients.  Revenue from commercial clients of the parent company were $7.8 million during the first six months of fiscal year 2008, a decrease $2.2 million from the $10.0 million reported in the prior year.  Revenue from federal government clients of the parent company were $7.5 million during the first six months of fiscal year 2008, a decrease $1.1 million from the $8.6 million reported in the first six month of fiscal year 2007.

Fiscal Year 2007 vs 2006

The Company had a solid second quarter of fiscal year 2007 as it reported net revenues of $24.1 million, consistent with the $24.0 million reported in the second quarter of fiscal year 2006.  Revenues were held steady despite the strong comparables in the prior year which included $4.1 million of hurricane work in the Gulf Coast, $.9 million of work on the Region 9 START contract which ended in fiscal year 2006 and $.8 million of work on the Company’s contract in Kuwait as it neared completion.  Although the relief efforts on hurricane Katrina and Rita are complete, the Company continues to work in the Gulf Coast Region on projects to restore the wetlands that were damaged by the hurricanes.  Walsh Environmental reported revenues of $5.5 million during the second quarter of fiscal year 2007, up 34% from the $4.1 million reported in the prior year as a result of higher revenues from its energy, mining and transportation sectors.  During the second quarter of fiscal year 2007, revenues from state clients increased $616,000 from the $4.8 million reported during the second quarter of the prior year.  The increase in state revenues was mainly attributable to increased work levels on contracts in New York and Illinois.

The Company reported revenue of $48.3 million for the first six months of fiscal year 2007, an increase of $700,000 from the $47.6 million reported in the prior year.  Work performed on the contracts associated with the relief efforts of hurricanes Katrina and Rita decreased $5.0 million during the first six months of fiscal year 2007.  Work performed on the Company’s contracts in Kuwait decreased $1.5 or 68% from the prior year.  At the end of the second quarter of fiscal year 2007, the contracts in Kuwait are substantially complete.  An additional decrease of $1.1 million in fiscal year 2007 is attributable to the completion of the Region 9 START contract in fiscal year 2006.  Offsetting these decreases, Walsh Environmental reported revenue of $11.1 million for the first six months of fiscal year 2007, up 32% from the $8.4 million reported in the prior year as a result of higher revenues from its energy, mining and transportation sectors.  E&E do Brasil reported revenue of $2.1 million for the first six months of fiscal year 2007, up 62% from the $1.3 million reported in the prior year due to energy related projects.  The Company reported an increase of $3.0 million in other government work, mainly due to increased activity on United States Department of Defense contracts.

Income From Continuing Operations Before Income Taxes and Minority Interest

Fiscal Year 2008 vs 2007

The Company’s income from continuing operations before income taxes and minority interest was $652,000 for the second quarter of fiscal year 2008, down 57% from the $1.5 million reported in the second quarter of fiscal year 2007.  Gross profits increased slightly during the second quarter of fiscal year 2008 as a result of the increased revenue reported at Walsh Environmental and a decrease in corporate wide subcontractor costs.  The increased gross profits were offset by higher indirect costs at the Company’s subsidiaries Walsh Environmental and E&E do Brasil as well as increased staffing levels and business development and proposal costs worldwide within the parent company.  Contract bookings for the first six months of fiscal year 2008 have increased 14% over the prior year.  Staff levels companywide have increased as a result of anticipated manpower needs for the remainder of the fiscal year.  The volume of proposals has increased 51% while the value of the proposals submitted increased 83% to $172 million compared to $94 million in the prior year.  Walsh Environmental reported indirect costs of $2.6 million for the second quarter of fiscal year 2008, an increase of $800,000 from the $1.8 million reported in the prior year.  The increase in indirect costs was attributable to increased staffing levels and increased operational expenses related to their overall business growth.  For the three months ended January 26, 2008, E&E accrued additional interest and penalties of approximately $146,000 ($.03 per share) related to the FIN 48 tax accrual.  The majority of this expense is related to the Kuwait taxes.  In the second quarter of fiscal year 2007, the Company sold its interest in the shrimp farm located in Costa Rica.  After deducting costs of the sale, there was an after tax gain recorded on the sale of the farm of approximately $553,000 or $.13 per share and is included in discontinued operations.

The Company’s income from continuing operations before income taxes and minority interest was $1.9 million for the first six months of fiscal year 2008, down 39% from the $3.1 million reported in the first six months of fiscal year 2007.  Gross profits increased as a result of the increased revenues reported at Walsh Environmental and E & E do Brasil and a decrease in corporate wide subcontractor costs.  The increased gross profits were offset by higher indirect costs during the first six months of fiscal year 2008.  Consolidated indirect costs increased $2.4 million during the first six months of fiscal year 2008 as a result of an increase in marketing and bid and proposal costs and costs associated with increased staffing levels at Walsh Environmental and E&E do Brasil.  Marketing and bid and proposal costs were $5.7 million for the first six months of fiscal year 2008, an increase of $801,000 from the $4.9 million reported in the prior year.  The Company continues to increase business development costs worldwide to capitalize on the global demands for energy and environmental infrastructure improvements.  These expenditures should result in increased contract bookings and revenues in future periods.  For the six months ended January 26, 2008, E&E accrued additional interest and penalties of approximately $253,000 ($.04 per share) related to the FIN 48 tax accrual. The majority of this FIN 48 obligation is related to the Kuwait taxes.

Fiscal Year 2007 vs 2006

The Company’s income from continuing operations before income taxes and minority interest was $1.5 million for the second quarter of fiscal year 2007, up 15% from the $1.3 million reported in the second quarter of fiscal year 2006.  Gross margins increased in fiscal year 2007 due to higher margin work and increased revenues from the Walsh Environmental subsidiary.  The increase in gross margins was offset by an overall increase in indirect, administrative, marketing and proposal costs throughout the Company.  Administrative and indirect operating expenses were $6.5 million during the second quarter of fiscal year 2007, up from the $6.0 million reported during the prior year.  Marketing and proposal costs were $2.4 million during the fiscal year 2007, an increase of 14% from the $2.1 million reported during the second quarter of fiscal year 2006.  The increase in indirect costs was attributable to increased proposal work brought about by significant opportunities in the energy sector relating to alternative energy and clean technologies.  The Company increased business development costs worldwide to capitalize on global energy opportunities.  Interest income increased $63,000 from the $55,000 reported during the second quarter of fiscal year 2006, consistent with the doubling of the Company’s cash balances.

On January 9, 2007 the Company sold its interest in the shrimp farm in Costa Rica to the Roozen Group for $2,500,000 in cash. The farm had been written down to a carrying value of $1,500,000 as a result of the shutdown of the operation in July 2003.  After deducting costs of the sale, there was a pretax gain recorded on the sale of the farm of approximately $960,000 which was included in discontinued operations.

The Company’s income from continuing operations before income taxes and minority interest was $3.3 million for the first six months of fiscal year 2007, up 14 % from the $2.9 million reported in fiscal year 2006.  Gross margins increased during fiscal year 2007 due to higher margin work and increased revenues from the Walsh Environmental subsidiaries and E&E do Brasil.  The increase in gross margins was offset by higher indirect costs incurred by the parent company.  Administrative and indirect operating expenses were $13.3 million during the first six months of fiscal year 2007, up from the $11.9 million reported during the prior year.  Marketing and proposal costs were $4.9 million during fiscal year 2007, up from the $4.5 million reported during the first six months of fiscal year 2006.  The increase in indirect costs was mainly attributable to a decrease in staff utilization for the parent company and increased bid and proposal work brought about by significant opportunities in the energy sector relating to alternative energy and clean technologies.  Interest income was $246,000 for the first six months of fiscal year 2007, up 154% from the $97,000 reported during the prior year.  The increase in interest income is consistent with the increased cash generated by the Company from the completion of major projects and the sale of the shrimp farm.

Income Taxes

During the first quarter of fiscal year 2008, the Company adopted the FASB Interpretation No. 48 “Uncertainty in Income Taxes” (FIN 48).  FIN 48 applies to all tax positions and clarifies the recognition of tax benefits in the financial statements by providing a two-step approach to recognition and measurement.  The first step involves assessing whether the tax position is more likely than not to be sustained upon examination based on the technical merits.  The second step involves measurement of the amount to recognize.  Tax positions that meet the more likely than not threshold are measured at the largest amount of tax benefit greater than 50% likely of being realized upon ultimate finalization with tax authorities.

The Company recorded a decrease to retained earnings as of August 1, 2007 of $2,845,845 as a cumulative effect of a change in accounting principle for the adoption of FIN 48 with corresponding increases to the liability for uncertain tax positions of $2,744,396, the non-current deferred tax asset of $1,116,079, and the liability for interest and penalties associated with uncertain tax positions of $1,205,667. The Company also decreased the current deferred tax assets of $67,869 and minority interest liability of $56,008.  At August 1, 2007, E & E had approximately $2,523,443 of gross unrecognized tax benefits that if recognized, would favorably affect the effective income tax rate in future periods.  At January 26, 2008, the liability for uncertain tax positions and associated interest and penalties are classified as noncurrent liabilities.

During the three and six months ended January 26, 2008, the Company did not recognize an additional liability with respect to the reassessment of uncertain tax positions.  However, the Company reclassified $242,000 that was originally classified in error as income taxes payable to accrued interest and penalties.  For the three months ended January 26, 2008, the Company recorded an additional liability for interest and penalties associated with uncertain tax positions of $146,000.

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

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in administrative and indirect operating expenses.  For the three and six months ended January 26, 2008, E & E incurred interest and penalties of approximately $146,000 and $253,000, respectively.

It is reasonably possible that the liability associated with our unrecognized tax benefits will increase or decrease within the next twelve months. These changes will most likely be the result of the Kuwait tax matter described above. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

The estimated effective tax rate for fiscal year 2008 is 28.8%, up from the 2.3% reported for fiscal year 2007.  This is due mainly to tax benefits recognized on the write-off of the investment in Venezuela and a reduction in the Company’s estimated tax liabilities as a result of the completion of audits in fiscal year 2007.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurement” (FAS 157), which established a framework for measuring fair value under generally accepted accounting principles and expands disclosure about fair value measurements.  FAS 157 is effective for financial statements issued with fiscal years beginning after November 15, 2007.  The Company is assessing the impact that the adoption of FAS 157 may have on its financial statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (FAS 159). The fair value option established by FAS 159 permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The Company is assessing the impact that the adoption of FAS 159 may have on its financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements- An amendment of ARB No. 51."  This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.  This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, for the fiscal year ending July 31, 2010 for the Company). Earlier adoption is prohibited. The Company is currently assessing the effect SFAS No. 160 will have on its financial statements.

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

Federal government contracts are subject to the FAR and some state and local governmental agencies require audits, which are performed for the most part by either the EPA Office of Inspector General (EPAOIG) or the Defense Contract Audit Agency (DCAA). The EPAOIG and DCAA audit overhead rates, cost proposals, incurred government contract costs, and internal control systems. During the course of its audits, the EPAOIG or DCAA may question incurred costs if it believes we have accounted for such costs in a manner inconsistent with the requirements of the FAR or CAS and recommend that our U.S. government financial administrative contracting officer disallow such costs. Historically, we have not experienced significant disallowed costs as a result of such audits. However, we can provide no assurance that the EPAOIG audits will not result in material disallowances of incurred costs in the future.

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

Company management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 26, 2008. In designing and evaluating the Company's disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.  Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that, as of January 26, 2008, the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to its chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to Company’s management, including its principal executive and principal financial officers, or persons providing similar functions, as appropriate to allow timely decisions regarding required disclosure. There have been no significant changes in internal controls over financial reporting during the period covered by this report.

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

Item 2.	Changes in Securities and Use of Proceeds

(e)	Purchased Equity Securities. The Company did not purchase any common stock during the first six months of its fiscal year ending July 31, 2008.

Item 3.	Defaults Upon Senior Securities

The Registrant has no information for Item 3 that is required to be presented.

Item 4.	Submission of Matters to a Vote of Security Holders

The Registrant has no information for Item 4 that is required to be presented.

Item 5.	Other Information

The Registrant has no information for Item 5 that is required to be presented.

Item 6.	Exhibits and Reports on Form 8-K

(a)	- 31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
- 31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
- 32.1 Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
- 32.2 Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Registrant filed a Form 8-K report on January 18, 2008 to report a departure of an officer and an appointment of a new officer.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ecology and Environment, Inc.

Date: March 11, 2008	By:	/s/ H. John Mye, III
H. John Mye, III
Vice President, Treasurer and Chief Financial Officer - Principal Financial Officer