Form 10-Q
period 2008-04-26
ECOLOGY & ENVIRONMENT INC
filed 2008-06-10
CIK 809933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended April 26, 2008

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to __________

Commission File Number 1-9065

ECOLOGY AND ENVIRONMENT, INC.
(Exact name of registrant as specified in its charter)

New York	16-0971022
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

368 Pleasant View Drive
Lancaster, New York	14086
(Address of principal executive offices)	(Zip code)

(716)  684-8060
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

At June 1, 2008, 2,597,917 shares of Registrant's Class A Common Stock (par value $.01) and 1,667,426 shares of Class B Common Stock (par value $.01) were outstanding.

PART 1
FINANCIAL INFORMATION

Item 1.       Financial Statements

Ecology and Environment, Inc
Consolidated Balance Sheet
Unaudited

	April 26,	July 31,
Assets	2008	2007

Current assets:
Cash and cash equivalents	$12,793,730	$15,554,523
Investment securities available for sale	125,116	101,009
Contract receivables, net	36,307,393	36,742,288
Deferred income taxes	5,430,574	5,196,728
Income tax receivable	1,357,213	1,357,213
Other current assets	2,163,267	1,686,588

Total current assets	58,177,293	60,638,349

Property, building and equipment, net	7,696,243	7,725,535
Deferred income taxes	2,522,205	1,404,232
Other assets	1,682,450	1,438,329

Total assets	$70,078,191	$71,206,445

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$6,555,894	$10,178,873
Accrued payroll costs	5,394,856	6,191,434
Income taxes payable	1,704,756	664,085
Deferred revenue	88,692	90,791
Current portion of long-term debt and capital lease obligations	422,092	333,229
Other accrued liabilities	7,862,190	8,866,707

Total current liabilities	22,028,480	26,325,119

Income taxes payable	2,721,349	-
Accrued interest and penalties	1,904,538	-
Long-term debt and capital lease obligations	522,727	385,270
Minority interest	3,968,190	3,582,968
Commitments and contingencies (see note #10)	-	-

Shareholders' equity:
Preferred stock, par value $.01 per share;
authorized - 2,000,000 shares; no shares
issued	-	-
Class A common stock, par value $.01 per
share; authorized - 6,000,000 shares;
issued - 2,661,498 and 2,661,498 shares	26,615	26,615
Class B common stock, par value $.01 per
share; authorized - 10,000,000 shares;
issued - 1,732,227 and 1,732,227 shares	17,323	17,323
Capital in excess of par value	19,926,576	20,051,446
Retained earnings	19,352,568	22,211,098
Accumulated other comprehensive income	895,956	299,102
Treasury stock - Class A common, 63,581 and 104,020
shares; Class B common, 64,801 and 64,801 shares, at cost	(1,286,131)	(1,692,496)

Total shareholders' equity	38,932,907	40,913,088

Total liabilities and shareholders' equity	$70,078,191	$71,206,445

The accompanying notes are an integral part of these financial statements.

Ecology and Environment, Inc.
Consolidated Statement of Income
Unaudited

	Three months ended		Nine months ended
	April 26,	April 28,	April 26,	April 28,
	2008	2007	2008	2007

Revenue	$27,413,230	$26,261,994	$77,137,701	$74,052,560

Cost of professional services and
other direct operating expenses	11,373,396	10,613,064	31,440,146	29,148,901
Subcontract costs	3,893,812	3,709,116	10,277,820	11,336,364

Gross profit	12,146,022	11,939,814	35,419,735	33,567,295
Administrative and indirect operating
expenses	7,827,792	7,396,793	22,507,125	20,258,715
Marketing and related costs	3,033,549	2,882,876	8,738,961	7,786,926
Depreciation	369,015	313,175	1,091,294	941,250

Income from operations	915,666	1,346,970	3,082,355	4,580,404
Interest expense	(112,880)	(36,310)	(344,181)	(103,565)
Interest income	97,836	152,795	357,506	396,827
Other expense	(65,666)	(392)	(99,240)	(92,929)
Net foreign currency exchange gain (loss)	(226,204)	(3,097)	(225,862)	23,922

Income from continuing operations before income
taxes and minority interest	608,752	1,459,966	2,770,578	4,804,659
Income tax provision	228,384	449,012	812,637	1,460,263

Net income from continuing operations
before minority interest	380,368	1,010,954	1,957,941	3,344,396
Minority interest	(257,712)	(531,989)	(1,204,131)	(1,512,663)

Net income from continuing operations	122,656	478,965	753,810	1,831,733
Income (loss) from discontinued operations	(17)	1,089	(51)	993,290
Income tax benefit (provision) on gain (loss) from discontinued operations	5	(327)	14	(419,491)

Net income	$122,644	$479,727	$753,773	$2,405,532

Net income per common share: basic
Continuing operations	$0.03	$0.11	$0.18	$0.43
Discontinued operations	-	-	-	0.14
Net income per common share: basic	$0.03	$0.11	$0.18	$0.57

Net income per common share: diluted
Continuing operations	$0.03	$0.11	$0.18	$0.43
Discontinued operations	-	-	-	0.13
Net income per common share: diluted	$0.03	$0.11	$0.18	$0.56

Weighted average common shares outstanding: basic	4,164,117	4,215,776	4,164,417	4,217,035

Weighted average common shares outstanding: diluted	4,209,487	4,278,307	4,224,835	4,263,404

The accompanying notes are an integral part of these financial statements.

Ecology and Environment, Inc
Consolidated Statement of Cash Flows
Unaudited

	Nine Months Ended
	April 26,	April 28,
	2008	2007

Cash flows from operating activities:
Net income	$753,773	$2,405,532
Net income (loss) from discontinued operations, net of tax	(37)	573,799
Income from continuing operations	753,810	1,831,733
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	1,091,294	941,250
Deferred income taxes	(302,299)	1,331,517
Share-based compensation expense	251,090	79,558
Gain on disposition of property and equipment	(44)	(1,034)
Minority interest	1,204,131	1,453,663
Provision (benefit) for contract adjustments	(279,006)	523,436
(Increase) decrease in:
- contracts receivable, net	713,901	1,086,390
- other current assets	(449,255)	(715,860)
- income tax receivable	-	(300,729)
- other non-current assets	48,360	559,437
Increase (decrease) in:
- accounts payable	(3,622,979)	(1,122,823)
- accrued payroll costs	(796,578)	(1,938,527)
- income taxes payable	1,293,369	(1,524,608)
- deferred revenue	(2,099)	(39,571)
- other accrued liabilities	(1,004,517)	(2,266,386)
- accrued interest and penalties	456,583	-

Net cash used in operating activities	(644,239)	(102,554)

Cash flows used in investing activities:
Purchase of property, building and equipment	(1,061,958)	(931,364)
Payment for the purchase of bond	(22,646)	(2,549)

Cash used in investing activities	(1,084,604)	(933,913)

Cash flows provided by (used in) financing activities:
Dividends paid	(766,458)	(739,172)
Proceeds from debt	155,564	109,694
Repayment of debt and capital lease obligations	(279,275)	(412,719)
Distributions to minority partners	(525,372)	(720,325)
Purchase of minority interest	(116,677)	-
Purchase of treasury stock	-	(58,733)

Net cash used in financing activities	(1,532,218)	(1,821,255)

Effect of exchange rate changes on cash and cash equivalents	500,305	76,512

Discontinued Operations
Net cash used in discontinued operating activities	(37)	(414,514)
Net cash provided by discontinued investing activities - sale of assets	-	2,500,000

Net cash provided by (used in) discontinued operations	(37)	2,085,486

Net decrease in cash and cash equivalents	(2,760,793)	(695,724)
Cash and cash equivalents at beginning of period	15,554,523	13,094,499

Cash and cash equivalents at end of period	$12,793,730	$12,398,775

The accompanying notes are an integral part of these financial statements.

Ecology and Environment, Inc
Consolidated Statement of Changes in Shareholders' Equity
Unaudited

							Accumulated
	Common Stock				Capital in		Other
	Class A		Class B		Excess of	Retained	Comprehensive	Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Par Value	earnings	Income	Shares	Amount	Income

Balance at July 31, 2006	2,534,566	$25,346	1,650,173	$16,502	$17,684,373	$23,163,716	$(2,208,830)	128,463	$(1,053,648)	$2,609,808

Net income	-	-	-	-	-	3,074,471	-	-	-	3,074,471
Reclassification adjustment for realized foreign currency translation loss in net income	-	-	-	-	-	-	2,110,431	-	-	2,110,431
Foreign currency translation reserve	-	-	-	-	-	-	397,476	-	-	397,476
Cash dividends paid ($.34 per share)	-	-	-	-	-	(1,464,921)	-	-	-	-
5% Stock Dividend	126,522.00	1,265	82,464.00	825	2,560,078	(2,562,168)	-	8,040	-	-
Unrealized investment gain, net	-	-	-	-	-	-	25	-	-	25
Conversion of common stock - B to A	410	4	(410)	(4)	-	-	-	-	-	-
Repurchase of Class A common stock	-	-	-	-	-	-	-	86,806	(1,085,901)	-
Issuance of stock under stock award plan	-	-	-	-	(325,985)	-	-	(57,620)	472,484	-
Share-based compensation expense	-	-	-	-	121,396	-	-	-	-	-
Tax impact of share based compensation	-	-	-	-	5,860	-	-	-	-	-
Other	-	-	-	-	5,724	-	-	3,132	(25,431)	-

Balance at July 31, 2007	2,661,498	26,615	1,732,227	17,323	20,051,446	22,211,098	299,102	168,821	(1,692,496)	5,582,403
Cumulative effect of adopting FIN 48	-	-	-	-	-	(2,845,845)	-	-	-	-

Adjusted Balance at July 31, 2007	2,661,498	$26,615	1,732,227	$17,323	$20,051,446	$19,365,253	$299,102	168,821	$(1,692,496)	$5,582,403

Net income	-	-	-	-	-	753,773	-	-	-	753,773
Foreign currency translation reserve	-	-	-	-	-	-	595,977	-	-	595,977
Cash dividends paid ($.18 per share)	-	-	-	-	-	(766,458)	-	-	-	-
Unrealized investment gain, net	-	-	-	-	-	-	877	-	-	877
Issuance of stock under stock award plan	-	-	-	-	(412,173)	-	-	(41,094)	412,173	-
Share-based compensation expense	-	-	-	-	254,719	-	-	-	-	-
Tax impact of share based compensation	-	-	-	-	33,457	-	-	-	-	-
Other	-	-	-	-	(873)	-	-	655	(5,808)	-

Balance at April 26, 2008	2,661,498	$26,615	1,732,227	$17,323	$19,926,576	$19,352,568	$895,956	128,382	$(1,286,131)	$1,350,627

The accompanying notes are an integral part of these financial statements.

Ecology and Environment, Inc.
Notes to Consolidated Financial Statements

Summary of Operations and Basis of Presentation

The consolidated financial statements included herein have been prepared by Ecology and Environment, Inc., ("E & E" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Although E & E believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. Therefore, these financial statements should be read in conjunction with the financial statements and the notes thereto included in E & E's 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the nine months ended April 26, 2008 are not necessarily indicative of the results for any subsequent period or the entire fiscal year ending July 31, 2008.

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

Substantially all of the Company's cost-type work is with federal governmental agencies and, as such, is subject to audits after contract completion. Under these cost-type contracts, provisions for adjustments to accrued revenue are recognized on an annual basis and based on past audit settlement history. Government audits have been completed and final rates have been negotiated through fiscal year 2001. The balance in the allowance for contract adjustments accounts principally represents a reserve for contract adjustments for the fiscal years 1996-2008.

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

The financial statements of foreign subsidiaries located in highly inflationary economies are remeasured as if the functional currency were the U.S. dollar. The remeasurement of local currencies into U.S. dollars creates transaction adjustments which are included in net income. There were no highly inflationary economy translation adjustments for fiscal years 2007-2008.

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

For purposes of the consolidated statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. Cash paid for interest was approximately $113,000 and $104,000 for the first nine months of fiscal year 2008 and 2007, respectively. Cash paid for income taxes was approximately $954,000 and $1.5 million for the first nine months of fiscal year 2008 and 2007, respectively.  Additionally in the first quarter of fiscal year 2008, Gustavson Associates LLC purchased from minority unit holder, Prospect Resources, their remaining 50 ownership units.  Prospect was paid $466,708 for its units with 25% of the amount paid in cash, and the assumption of a $350,000 three year note with a six percent annualized interest rate.

i.	Goodwill

During the first quarter of fiscal year 2008, additional goodwill of $256,000 was recorded as a result of the purchase of additional shares of Gustavson Associates LLC.  The total goodwill of approximately $1.1 million is subject to an annual assessment for impairment.

2.	Contract Receivables, net

	April 26, 2008	July 31, 2007

United States government -
Billed	$1,829,908	$2,905,030
Unbilled	3,350,565	4,195,989
	5,180,473	7,101,019

Industrial customers and state and municipal governments -
Billed	22,626,730	24,496,429
Unbilled	9,935,760	6,885,363
	32,562,490	31,381,792

Less allowance for doubtful accounts and contract adjustments	(1,435,570)	(1,740,523)

	$36,307,393	$36,742,288

United States government receivables arise from long-term U.S. government prime contracts and subcontracts. Unbilled receivables result from revenues which have been earned, but are not billed as of period-end. The above unbilled balances are comprised of incurred costs plus fees not yet processed and billed; and differences between year-to-date provisional billings and year-to-date actual contract costs incurred and fees earned of approximately ($30,000) at April 26, 2008 and $202,000 at July 31, 2007.  Management anticipates that the April 26, 2008 unbilled receivables will be substantially billed and collected within one year.   Within the above billed balances are contractual retainages in the amount of approximately $296,000 at April 26, 2008 and $409,000 at July 31, 2007. Management anticipates that the April 26, 2008 retainage balance will be substantially collected within one year. Included in the balance of receivables for industrial customers and state and municipal customers are receivables, net of subcontract costs, due under the contracts in Saudi Arabia and Kuwait of $6.4 million at April 26, 2008 and $6.2 million at July 31, 2007.

Included in other accrued liabilities is an additional allowance for contract adjustments relating to potential cost disallowances on amounts billed and collected in current and prior years' projects of approximately $4.0 million and $3.9 million at April 26, 2008 and July 31, 2007, respectively. Also included in other accrued liabilities is a reclassification of billings in excess of recognized revenues of approximately $2.8 million at April 26, 2008 and $4.0 million at July 31, 2007.  The allowance for contract adjustments is recorded for contract disputes and government audits when the amounts are estimatable.

3.	Line of Credit

The Company maintains an unsecured line of credit available for working capital and letters of credit of $20 million with a bank at 1/2% below the prevailing prime rate. A second line of credit is available at another bank for up to $13.5 million exclusively for letters of credit and is renewed annually. There were two additional lines of credit established during fiscal year 2007. The Company established one for up to $5.0 million exclusively for letters of credit. An additional line of credit was established at Walsh Environmental for up to $750,000 exclusively for working capital and letters of credit. At April 26, 2008 and July 31, 2007, the Company had letters of credit outstanding totaling approximately $1.2 million and $1.3 million, respectively.  After letters of credit, there are no outstanding borrowings under the lines of credit and there is $38.0 million of line still available at April 26, 2008. The Company had no outstanding borrowings for working capital at April 26, 2008 and July 31, 2007.

4.	Long-Term Debt and Capital Lease Obligations

Debt inclusive of capital lease obligations at April 26, 2008 and July 31, 2007 consists of the following:

	April 26, 2008	July 31, 2007

Various bank loans and advances at interest rates ranging from 5% to 14%	$755,308	$477,466
Capital lease obligations at varying interest rates averaging 11%	189,511	241,033
	944,819	718,499

Less: current portion of debt and capital lease obligations	(422,092)	(333,229)

Long-term debt and capital lease obligations	$522,727	$385,270

The aggregate maturities of long-term debt and capital lease obligations at April 26, 2008 are as follows:

Amount

May 2008 – Apr 2009	$422,092
May 2009 – Apr 2010	237,193
May 2010 – Apr 2011	184,172
May 2011 – Apr 2012	32,073
May 2012 – Apr 2013	32,182
Thereafter	37,107
$944,819

5.	Stock Award Plan

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

The Company issued 41,094 shares valued at $495,183 in October 2007 pursuant to the Award Plan. These awards issued have a three year vesting period. The "pool" of excess tax benefits accumulated in Capital in Excess of Par Value at April 26, 2008 and July 31, 2007 was approximately $122,000 and $88,000, respectively.   Total gross compensation expense is recognized over the vesting period. Unrecognized compensation expense recorded against capital in excess of par value was approximately $586,000 and $349,000 at April 26, 2008 and July 31, 2007, respectively.

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

8.	Earnings Per Share

The computation of basic earnings per share reconciled to diluted earnings per share follows:

	Three Months Ended		Nine Months Ended
	April 26, 2008	April 28, 2007	April 26, 2008	April 28, 2007

Income from continuing operations available to common stockholders	$122,656	$478,965	$753,810	$1,831,733
Income (loss) from discontinued operations available to common stockholders	(12)	762	(37)	573,799
Total income available to common stockholders	122,644	479,727	753,773	2,405,532
Weighted-average common shares outstanding (basic)	4,164,117	4,215,776	4,164,417	4,217,035
Basic earnings per share:
Continuing operations	$.03	$.11	$.18	$.43
Discontinued operations	---	---	---	.14
Total basic earnings per share	$.03	$.11	$.18	$.57
Incremental shares from assumed conversions of stock options and restricted stock awards	45,370	62,531	60,418	46,369
Adjusted weighted-average common shares outstanding	4,209,487	4,278,307	4,224,835	4,263,404
Diluted earnings per share:
Continuing operations	$.03	$.11	$.18	$.43
Discontinued operations	---	---	---	.13
Total diluted earnings per share	$.03	$.11	$.18	$.56

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

Ecology and Environment, Inc. has two reportable segments: consulting services and aquaculture. The consulting services segment provides broad based environmental services encompassing audits and impact assessments, surveys, air and water quality management, environmental engineering, environmental infrastructure planning, and industrial hygiene and occupational health studies to a world wide base of customers.  The aquaculture segment consists of a fish farm located in Jordan which produces tilapia fish grown in a controlled environment for markets in the Middle East.

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

Reportable segments for nine months ended April 26, 2008 are as follows:

	Continuing Operations				Discontinued Operations
	Consulting	Aquaculture	Elimination	Total	Consulting	Aquaculture	Total

Total consolidated revenues (1)	$77,086,222	$51,479	$-	$77,137,701	$130,409	$-	$130,409

Depreciation expense	$1,091,294	$-	$-	$1,091,294	$-	$-	$-
Segment profit (loss) before income taxes and minority interest	$2,820,813	$(50,235)	$-	$2,770,578	$(51)	$-	$(51)
Segment assets	$69,781,151	$100,000	$-	$69,881,151	$197,040	$-	$197,040
Expenditures for long-lived assets	$1,061,958	$-	$-	$1,061,958	$-	$-	$-

Geographic Information:
		Long-Lived
	Revenue	Assets

United States	$62,462,701	$23,661,220
Foreign countries	14,675,000	2,626,000

(1) Revenue is attributed to countries based on the location of the customers.

Reportable segments for nine months ended April 28, 2007 are as follows:

	Continuing Operations				Discontinued Operations
	Consulting	Aquaculture	Elimination	Total	Consulting	Aquaculture	Total

Total consolidated revenues (1)	$73,922,919	$129,641	$-	$74,052,560	$816,267	$-	$816,267

Depreciation expense	$941,250	$-	$-	$941,250	$25,986	$-	$25,986
Segment profit (loss) before income taxes and minority interest	$4,823,740	$(19,081)	$-	$4,804,659	$7,493	$985,797	$993,290
Segment assets	$64,746,783	$126,000	$-	$64,872,783	$1,164,012	$-	$1,164,012
Expenditures for long-lived assets	$941,952	$-	$-	$941,952	$-	$-	$-

Geographic Information:
		Long-Lived
	Revenue (1)	Assets

United States	$60,640,560	$22,909,015
Foreign countries	13,412,000	1,910,000

(1) Revenue is attributed to countries based on the location of the customers.

10.	Commitments and Contingencies

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

The Company recorded a decrease to retained earnings as of August 1, 2007 of $2,845,845 as a cumulative effect of a change in accounting principle for the adoption of FIN 48 with corresponding increases to the liability for uncertain tax positions of $2,744,396, the non-current deferred tax asset of $1,116,079, and the liability for interest and penalties associated with uncertain tax positions of $1,205,667. The Company also decreased the current deferred tax assets of $67,869 and minority interest liability of $56,008.  At August 1, 2007, E & E had approximately $2,523,443 of gross unrecognized tax benefits that if recognized, would favorably affect the effective income tax rate in future periods.  At April 26, 2008, the liability for uncertain tax positions and associated interest and penalties are classified as noncurrent liabilities.

During the three and nine months ended April 26, 2008, the Company did not incur an additional liability with respect to uncertain tax positions.  For the three months ended April 26, 2008, the Company recorded an additional liability for interest and penalties associated with uncertain tax positions of $201,000.

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

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in administrative and indirect operating expenses.  For the three and nine months ended April 26, 2008, E & E recognized interest and penalties of approximately $201,000 and $451,000, respectively.  For the three months ended April 26, 2008, E & E incurred a foreign exchange loss of $219,000 to adjust the FIN48 Kuwait tax reserve to current exchange rates.

It is reasonably possible that the liability associated with our unrecognized tax benefits will increase or decrease within the next twelve months. These changes will most likely be the result of the Kuwait tax matter described above. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

13.	Other Accrued Liabilities

	April 26, 2008	July 31, 2007

Allowance for contract adjustments	$3,996,609	$3,925,525
Billings in excess of revenue	2,780,066	3,995,645
Other	1,085,515	945,537

	$7,862,190	$8,866,707

14.	Venezuela – Discontinued Operations

During the fourth quarter of 2007, due to a continuing deterioration in business and political conditions in Venezuela and the likelihood that E&E's Venezuelan subsidiary would no longer be able to compete for contracts within the country, the Company evaluated its investment in its Venezuelan subsidiary and recognized a write-off of $1.1 million ($146,000 after tax or $.03 per share) to reflect the estimated reduction in the value of the net assets of the Company's Venezuela subsidiary. During the first quarter of 2008 the Company decided to close its subsidiary in Venezuela effective as soon as possible and, accordingly, has reclassified its operations as discontinued. The cessation of business in Venezuela has resulted in termination benefits for employees according to in-country regulations and other charges which have not been significant.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Operating activities consumed $644,000 of cash during the first nine months of fiscal year 2008.  Accounts payable decreased $3.6 million during the first nine months of fiscal year 2008 attributable to the payment of outstanding payables due to the strong cash position of the Company and a decrease in subcontract costs within the parent company.  Accrued payroll costs decreased $797,000 during fiscal year 2008 mainly due to the payment of corporate bonuses to eligible employees and the timing of the issuance of paychecks to parent company employees.  Other accrued liabilities decreased $1.0 million during the first nine months of fiscal year 2008 mainly due to a decrease in billings in excess over revenue.  Offsetting these were sources of cash from contracts receivables, income taxes payable and minority interest.  Contracts receivable decreased $714,000 and income taxes payable increased $1.3 million during the first nine months of fiscal year 2008.

Financing activities consumed $1.5 million of cash during the first nine months of fiscal year 2008.  The Company paid dividends in the amount of $766,000 or $.18 per share and $525,000 in distributions to minority partners during the first nine month of fiscal year 2008. Cash outflow on long-term debt and capital lease obligations was $124,000 consisting mainly of repayment of loans and capital leases held by the Walsh Environmental subsidiary, Walsh Peru.

The Company maintains an unsecured line of credit of $20.0 million with a bank at 1/2% below the prevailing prime rate.  A second line of credit is available at another bank for up to $13.5 million, exclusively for letters of credit.  There were two additional lines of credit established during fiscal year 2007, The Company established one for up to $5.0 million exclusively for letters of credit. Another line of credit was established at Walsh Environmental for up to $750,000 exclusively for working capital and letters of credit.  The Company has outstanding letters of credit (LOC’s) at April 26, 2008 in the amount of $1.2 million.  These LOC’s were obtained to secure advance payments and performance guarantees, primarily for contracts in the Middle East.  After LOC’s, there are no outstanding borrowings under the lines of credit and there is $38.0 million of line still available at April 26, 2008.  There are no significant additional working capital requirements pending at April 26, 2008.  The Company believes that cash flows from operations and borrowings against the line of credit will be sufficient to cover all working capital requirements for at least the next twelve months and the foreseeable future.

Results of Operations

Revenue

Fiscal Year 2008 vs 2007

Revenues for the third quarter of fiscal year 2008 were $27.4 million, an increase of $1.1 million from the $26.3 million reported for the prior year.  Revenues from the Company’s majority owned subsidiary E&E do Brasil were $1.7 million for the third quarter of fiscal year 2008, an increase of $500,000 from the $1.2 million reported in the third quarter of fiscal year 2007.  The increase in E&E do Brasil revenues was mainly attributable to increased work in the public and private power industries.    Revenues of the parent company E&E, Inc increased $700,000 during the third quarter of fiscal year 2008 due to increases in work from commercial and state clients.  Revenues from state clients increased $.7 million from the $6.3 million reported during the third quarter of the prior year.  The increase in state revenue was mainly attributable to an increase in work levels on contracts in Florida.  Revenues from commercial clients were $5.5 million for the third quarter of fiscal year 2008, an increase of $1.4 million from the $4.1 million reported during the prior year.  The increase in commercial revenue was mainly attributable to an increase in work levels on contracts in the energy sector.  Offsetting these increases were decreases in work at the parent company in the federal government sectors. Revenue from federal government clients was $3.8 million during the third quarter of fiscal year 2008, a decrease $1.4 from the $5.2 million reported in the prior year.

Revenue for the nine months of fiscal year 2008 was $77.1 million, an increase of $3.0 million from the $74.1 million reported in the first nine months of the prior year.  The increase was mainly attributable to increases in work performed for state clients at the parent company and by EEI’s majority owned subsidiaries Walsh Environmental and E&E do Brasil.  Revenues from state clients of the parent company were $19.7 million, up $2.8 million from the $16.9 million reported in the prior year.  The increase in state revenue was mainly attributable to an increase in work levels on contracts in New York and California.  Revenues from Walsh Environmental were $19.4 million for the first nine months of fiscal year 2008, an increase of 10% from the $17.6 million reported in the first nine months of fiscal year 2007.  The increase in Walsh Environmental revenues was mainly attributable to increased activity in the environmental remediation and asbestos markets.  Revenues from E&E do Brasil were $5.0 million for the first nine months of fiscal year 2008, an increase of $1.6 million or 47% over the prior year due mainly to increased work in the public and private power industries.  Offsetting these increases for the first nine months of fiscal year 2008 were reduced revenues in the parent company from work performed on contracts with various commercial and federal government clients.  Revenue from commercial clients of the parent company were $13.3 million during the first nine months of fiscal year 2008, a decrease $.8 million from the $14.1 million reported in the prior year.  Revenue from federal government clients of the parent company were $11.2 million during the first nine months of fiscal year 2008, a decrease $2.6 million from the $13.8 million reported in the first nine month of fiscal year 2007.

Fiscal Year 2007 vs 2006

The Company reported a decrease of $751,000 in revenue during the third quarter of fiscal year 2007 mainly attributable to a $3.6 million decrease in work performed on contracts associated with the relief efforts for the Gulf Coast hurricanes and a $.4 million decrease in work performed on the Company’s Region 9 Superfund Technical Assessment and Response Team (START) contract which ended in fiscal year 2006.  Although the relief efforts on hurricane Katrina and Rita are complete, the Company continues to work in the Gulf Coast Region on projects to restore the wetlands that were damaged by the hurricanes.  During the third quarter of fiscal year 2007, revenues from state clients decreased $.9 million from the $7.2 million reported during the third quarter of the prior year.  The decrease in state revenue was mainly attributable to a drop in work levels on contracts in New York and Florida.  Offsetting these decreases, Walsh Environmental reported revenue of $6.5 million during the third quarter of fiscal year 2007, up 41% from the $4.6 million reported in the prior year.  The increase in Walsh Environmental was a result of higher revenues from its energy, mining and transportation sectors.  E&E do Brasil reported revenue of $1.2 million during the third quarter of fiscal year 2007, up 71% from the $.7 million reported in the prior year due to an increase in work on energy related projects.  The Company reported an increase of $2.1 million in other government work, mainly due to increased activity on United States Department of Defense contracts.

The Company reported revenue of $74.1 million for the first nine months of fiscal year 2007, consistent with the $74.0 million reported in the prior year.  Work performed on the contracts associated with the relief efforts of hurricanes Katrina and Rita decreased $8.6 million during the first nine months of fiscal year 2007.  Work performed on the Company’s contracts in Saudi Arabia and Kuwait decreased $2.7 or 74% from the prior year.  The contracts in Saudi Arabia are 100% complete and the contracts in Kuwait are substantially complete.  An additional decrease of $1.5 million in fiscal year 2007 is attributable to the completion of the Region 9 START contract in fiscal year 2006.  Offsetting these decreases, Walsh Environmental reported revenue of $17.6 million for the first nine months of fiscal year 2007, up 35% from the $13.0 million reported in the prior year as a result of higher revenues from its energy, mining and transportation sectors.  E&E do Brasil reported revenue of $3.4 million for the first nine months of fiscal year 2007, up 70% from the $2.0 million reported in the prior year due to energy related projects.  The Company reported an increase of $5.1 million in other government work, mainly due to increased activity on United States Department of Defense contracts.

Income From Continuing Operations Before Income Taxes and Minority Interest

Fiscal Year 2008 vs 2007

The Company’s income from continuing operations before income taxes and minority interest was $609,000 for the third quarter of fiscal year 2008, down 59% from the $1.5 million reported in the third quarter of fiscal year 2007.  Gross profits increased slightly during the second quarter of fiscal year 2008 as a result of the increased revenue reported at E&E do Brasil and the parent company.  The slight increase in gross profits were offset by increased costs associated with the Company’s FIN 48 Kuwait tax accrual as well as higher indirect costs at the Company’s subsidiary E&E do Brasil. For the three months ended April 26, 2008, E&E recorded an additional FIN 48 accrual of $420,000 or $.08 per share after tax. The FIN 48 accrual included additional interest and penalties of approximately $201,000 ($.04 per share after tax) as well as a foreign exchange loss of $219,000 ($.04 per share after tax) to adjust the FIN48 Kuwait tax reserve to current exchange rates.  This expense is related to the contested Kuwait taxes.  The Company has continued its assertion of a contractual obligation for reimbursement from the Public Authority for Assessment of Compensation for Damages Resulting from Iraqi Aggression (PAAC) should any tax liability be agreed to with the Kuwait Ministry of Finance, however the assessment of this reimbursement in not permitted under FIN 48.  E&E do Brasil reported an increase of $244,000 in indirect costs during the third quarter of fiscal year 2008 due to increase in staffing and additional office space needed to accommodate the increased work load.  The parent company has experienced significant increases in labor utilization since the end of the third quarter and expects this upsurge in direct hours to continue throughout the balance of the fourth quarter.

The Company’s income from continuing operations before income taxes and minority interest was $2.8 million for the first nine months of fiscal year 2008, down 42% from the $4.8 million reported in the first nine months of fiscal year 2007.  Gross profits increased as a result of the increased revenues reported at Walsh Environmental and E & E do Brasil and a decrease in corporate wide subcontractor costs.  The increased gross profits were offset by higher indirect costs during the first nine months of fiscal year 2008.  Consolidated indirect costs increased $2.2 million during the first nine months of fiscal year 2008 as a result of an increase in marketing and bid and proposal costs and costs associated with increased staffing levels at Walsh Environmental, E&E do Brasil and the parent company.  Marketing and bid and proposal costs were $8.7 million for the first nine months of fiscal year 2008, an increase of $.9 million from the $7.8 million reported in the prior year.  The Company continues to increase business development costs worldwide to capitalize on the global demands for energy and environmental infrastructure improvements.  These expenditures should result in increased contract bookings and revenues in future periods.  For the nine months ended April 26, 2008, E&E accrued additional interest and penalties of approximately $451,000 ($.09 per share after tax) related to the FIN 48 tax accrual as well as a foreign exchange loss of $219,000 ($.04 per share after tax) to adjust the FIN48 Kuwait tax reserve to current exchange rates.

Fiscal Year 2007 vs 2006

The Company’s income from continuing operations before income taxes and minority interest was $1.5 million for the third quarter of fiscal year 2007, consistent with the $1.4 million reported in the third quarter of fiscal year 2006.  Gross margins increased during the third quarter of fiscal year 2007 due to an increase in private sector work, a decrease in subcontract costs of the parent company, and increased revenues from the Walsh Environmental subsidiaries and E&E do Brasil.  Subcontracts costs decreased $2.2 million during the third quarter of fiscal year 2007 due to the completion of the hurricane work and field projects related to state work in Illinois.  The increase in gross margins was offset by higher indirect costs incurred by the parent company.  Administrative and indirect operating expenses were $7.4 million during the third quarter of fiscal year 2007,  up from the $6.3 million reported during the prior year.  Marketing and proposal costs were $2.9 million during the third quarter of fiscal year 2007, an increase of 12% from the $2.6 million reported during the third quarter of fiscal year 2006.  The increase in indirect costs was mainly attributable to a decrease in staff utilization for the parent company and increased bid and proposal work brought about by significant opportunities in the energy sector relating to alternative energy and clean technologies.  The Company has continued to increase business development costs worldwide to capitalize on the global demands for energy and environmental infrastructure improvements.  Interest income increased $117,000 from the $36,000 reported during the third quarter of fiscal year 2006, consistent with the increased cash generated by the Company from the completion of major projects and the sale of the shrimp farm.

The Company’s income from continuing operations before income taxes and minority interest was $4.8 million for the first nine months of fiscal year 2007, up 9% from the $4.4 million reported in fiscal year 2006.  Gross margins increased during fiscal year 2007 due to higher margin work, a decrease in subcontract costs of the parent company, and increased revenues from the Walsh Environmental subsidiaries and E&E do Brasil.  Subcontracts costs decreased $2.0 million during the first nine months of fiscal year 2007 due to the completion of the hurricane work and field projects related to state work in New York and Illinois.  The increase in gross margins was offset by higher indirect costs incurred by the parent company.  Administrative and indirect operating expenses were $20.3 million during the first nine months of fiscal year 2007, up from the $17.9 million reported during the prior year.  Marketing and proposal costs were $7.8 million during fiscal year 2007, an increase of 10% from the $7.1 million reported during the first nine months of fiscal year 2006.  The increase in indirect costs was mainly attributable to a decrease in staff utilization for the parent company and increased bid and proposal work brought about by significant opportunities in the energy sector relating to alternative energy and clean technologies.  Interest income was $397,000 for the first nine months of fiscal year 2007, up 201% from the $132,000 reported during the prior year.  The increase in interest income is consistent with the increased cash generated by the Company from the completion of major projects and the sale of the shrimp farm.

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

The Company recorded a decrease to retained earnings as of August 1, 2007 of $2,845,845 as a cumulative effect of a change in accounting principle for the adoption of FIN 48 with corresponding increases to the liability for uncertain tax positions of $2,744,396, the non-current deferred tax asset of $1,116,079, and the liability for interest and penalties associated with uncertain tax positions of $1,205,667. The Company also decreased the current deferred tax assets of $67,869 and minority interest liability of $56,008.  At August 1, 2007, E & E had approximately $2,523,443 of gross unrecognized tax benefits that if recognized, would favorably affect the effective income tax rate in future periods.  At April 26, 2008, the liability for uncertain tax positions and associated interest and penalties are classified as noncurrent liabilities.

During the three and nine months ended April 26, 2008, the Company did not incur an additional liability with respect to uncertain tax positions.  For the three months ended April 26, 2008, the Company recorded an additional liability for interest and penalties associated with uncertain tax positions of $201,000.

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

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in administrative and indirect operating expenses.  For the three and nine months ended April 26, 2008, E & E incurred interest and penalties of approximately $201,000 and $451,000, respectively.  For the three months ended April 26, 2008, E & E incurred a foreign exchange loss of $219,000 to adjust the FIN48 Kuwait tax reserve to current exchange rates.

It is reasonably possible that the liability associated with our unrecognized tax benefits will increase or decrease within the next twelve months. These changes will most likely be the result of the Kuwait tax matter described above. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

The estimated effective tax rate for fiscal year 2008 is 29.3%, up from the 2.3% reported for fiscal year 2007.  This is due mainly to tax benefits recognized on the write-off of the investment in Venezuela and a reduction in the Company’s estimated tax liabilities as a result of the completion of audits in fiscal year 2007.

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

Company management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 26, 2008. In designing and evaluating the Company's disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.  Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that, as of April 26, 2008, the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to its chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to Company’s management, including its principal executive and principal financial officers, or persons providing similar functions, as appropriate to allow timely decisions regarding required disclosure. There have been no significant changes in internal controls over financial reporting during the period covered by this report.

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

Item 2.	Changes in Securities and Use of Proceeds

(e)	Purchased Equity Securities. The Company did not purchase any common stock during the first nine months of its fiscal year ending July 31, 2008.

Item 3.	Defaults Upon Senior Securities

The Registrant has no information for Item 3 that is required to be presented.

Item 4.	Submission of Matters to a Vote of Security Holders

The Registrant has no information for Item 4 that is required to be presented.

Item 5.	Other Information

The Registrant has no information for Item 5 that is required to be presented.

Item 6.	Exhibits and Reports on Form 8-K

(a)	- 31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
- 31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
- 32.1 Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
- 32.2 Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Registrant did not file a Form 8-K report during the third quarter ended April 26, 2008.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ecology and Environment, Inc.

Date: June 10, 2008	By:	/s/ H. John Mye, III
H. John Mye, III
Vice President, Treasurer and Chief Financial Officer - Principal Financial Officer