Form 10-K
period 2008-07-31
ECOLOGY & ENVIRONMENT INC
filed 2008-10-29
CIK 809933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended July 31, 2008

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to __________

Commission File Number 1-9065

ECOLOGY AND ENVIRONMENT, INC.
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	16-0971022 (IRS Employer Identification Number)

368 Pleasant View Drive, Lancaster, NY (Address of principal executive offices)	14086 (Zip code)

716/684-8060 (Registrant's telephone number, including area code)
Securities Registered Pursuant to Section 12(b) of the Act:
Title of each class Class A Common Stock par value $.01 per share	Name of each exchange on which registered NASDAQ Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐    No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined by Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

Exhibit Index on Page 49

The aggregate market value of the Class A Common Stock held by non-affiliates as of January 26, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter) was $29,113,672. This amount is based on the closing price of the registrant’s Class A Common Stock on the American Stock Exchange for that date. Shares of Class A Common Stock held by the executive officers and directors of the registrant are not included in this computation.

As of September 30, 2008, 2,586,906 shares of the registrant's Class A Common Stock, $.01 par value (the "Class A Common Stock") were outstanding, and 1,667,426 shares of the registrant's Class B Common Stock, $.01 par value ("Class B Common Stock") were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Registration Statement on Form S-1, as amended by Amendment Nos. 1 and 2 (Registration No. 33-11543) as well as portions of the Company's Form 10-K for fiscal years ended July 31, 2002, 2003, and 2004 are incorporated by reference in Part IV of this Form 10-K.

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

The Company employs more than 85 separate disciplines embracing the physical, biological, social and health sciences. The Company was incorporated in February 1970. Its principal offices are located at 368 Pleasant View Drive, Lancaster, New York and its telephone number is 716-684-8060.

Environmental Consulting Services

The Company’s staff is comprised of individuals with advanced degrees representing scientific and engineering disciplines working together in multidisciplinary teams to provide innovative solutions. EEI’s staff includes engineers; geologists, hydrologists, and other physical scientists; environmental and urban planners; and specialists in the life, health, and social sciences.  The Company has rendered consulting services to commercial and government clients in a variety of service sectors, such as the following:

START Contracts

In December 2005, the United States Environmental Protection Agency (EPA) awarded the Company a contract known as START III to provide continuing support to the EPA Region 10. This is a combination time and materials/cost plus contract with a base term of three years plus options for an additional four years. Total maximum value is $49 million over the seven years. As of July 31, 2008 the Company has recognized revenue of approximately $12.5 million under this contract. This contract contains termination provisions under which the EPA may, without penalty, terminate the contract upon written notice to the Company. In the event of termination, the Company would be paid only termination costs in accordance with the contract. The Company has never had a contract terminated by the EPA.

In May 2008, the EPA awarded the Company a second START contract to provide technical support in Region 9 which covers the four state area of California, Nevada, Arizona, Hawaii, and U.S. territories in the Pacific. The contract has a two year base period and two 18 month option periods. With all option years and access to an increased capacity pool to support the Agency in the event of an incident of national significance, the maximum value of the contract is $64.0 million over the five year period. As of July 31, 2008, the Company has recognized revenue of approximately $ 358,000 under this contract.

Saudi Arabia/Kuwait Contracts

The Company has provided assistance to the Kingdom of Saudi Arabia and the State of Kuwait since 1995 in support of environmental damage claims filed by these countries with the United Nations Compensation Commission (UNCC) resulting from Iraqi aggression during the 1991 Gulf War. On October 30, 2001, the Company through its majority-owned Saudi subsidiary secured a significant expansion of an existing contract with Saudi Arabia (2001 Oversight Contract) and through a majority-owned domestic subsidiary entered into three new contracts with Kuwait. The contract for work with Saudi Arabia provided for the oversight and supervision of the implementation of monitoring and assessment studies to determine the extent of damage to marine, coastal and terrestrial resources. The contracts for work with Kuwait provided for conducting terrestrial and coastal monitoring and assessment studies as well as the establishment and operation of an environmental laboratory in Kuwait. The contracts in Saudi Arabia were a combination of time and material and fixed price and totaled $41.4 million of expected net revenues.  The contracts in Kuwait were comprised of three fixed price contracts for approximately $29.0 million of net revenues, along with a time and materials laboratory portion. The Company, as of July 31, 2006, completed the work in Saudi Arabia and recognized net aggregate revenues of approximately $39.0 million. The contracts in Kuwait are substantially complete with only minor amounts of laboratory work remaining. The Company has recognized net revenues of $31.6 million as of July 31, 2008.

Task Order Contracts

The Company has numerous task order contracts with state and federal governmental agencies which contain indefinite order quantities and/or option periods ranging from two to ten years. The maximum potential revenues included in these contracts is approximately $174.0 million. Work done under task orders run the full range of services provided by EEI.

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

EEI has provided the pipeline industry with environmental support for nearly 35 years.  The Company’s extensive experience includes route selection; field support and survey, such as wetland delineation and endangered species surveys; regulatory compliance and permit support, including preparation of erosion control plans for submission to state agencies, Section 10 of the Rivers and Harbors Act and Section 404 of the Clean Water Act permits for submission to the United States Army Corps Engineers, and Federal Energy Regulatory Commission (FERC) 7(c) filings; and preparation of environmental monitoring and restoration plans, including development of quality assurance specifications.

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

EEI has provided environmental evaluation services to both the government and private sectors for more than 35 years, helping clients to meet the requirements of the National Environmental Policy Act (NEPA) and other state environmental laws.  The Company evaluates and develops methods to avoid or mitigate potential environmental impacts of a proposed project and to help ensure that the project complies with regulatory requirements.  EEI’s services include air and water quality analysis, terrestrial and aquatic biological surveys, threatened and endangered species surveys and wetland delineations, social economic studies, transportation analyses and land use planning.  In addition, the Company’s stakeholder engagement/public participation capabilities and resources ensure project success through completion.

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

Emergency Planning and Management

Recent events around the world involving terrorism and bioterrorism have raised the concern for public health and safety as well as environmental protection.  EEI provides logistical support, emergency response/management services, and comprehensive planning to support businesses and state, county, and municipal governments in all phases of incident management, including preparedness, mitigation, response, and recovery.  In providing these multifaceted services, the Company determines local vulnerabilities/hazards, the in-place resources/assets to address those hazards, and the thoroughness and shortcomings of existing emergency management plans—all in the context of applicable state and federal laws and regulations.  EEI draws upon its understanding of and real-life experience using guidelines such as the National Response Plan (NRP), National Incident Management System (NIMS), Homeland Security Exercise and Evaluation Program (HSEEP), and Hospital Emergency Incident Command System (HEICS) to support businesses, state government agencies, and communities in their emergency planning/preparedness and response activities.

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

Potential Liability and Insurance

The Company's contracts generally require it to maintain certain insurance coverages and to indemnify its clients for claims, damages or losses for personal injury or property damage relating to the Company's performance of its duties unless such injury or damage is the result of the client's negligence or willful acts. Currently, the Company is able to provide insurance coverage to meet the requirements of its contracts, however, certain pollution exclusions apply. Historically, the Company has been able to purchase an errors and omissions insurance policy that covers its environmental consulting services, including legal liability for pollution conditions resulting therefrom. The policy is a claims made policy. Where possible, the Company requires that its clients cross-indemnify it for asserted claims. There can be no assurance, however, that any such agreement, together with the Company's general liability insurance and errors and omissions coverage will be sufficient to protect the Company against any asserted claim.

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

Backlog

The Company's firm backlog of uncompleted projects and maximum potential revenues from indefinite task order contracts, at July 31, 2008 and 2007 were as follows:

	(Millions of $)
	2008	2007

Total firm backlog	$74.4	$53.4

Anticipated completion of firm backlog in next twelve months	$40.0	$28.5

Maximum potential gross revenues from task order contracts	$173.6	$169.4

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

Employees

As of July 31, 2008, the Company, including subsidiaries, had approximately 1000 employees. The majority of the employees hold bachelor's degrees and/or advanced degrees in such areas as chemical, civil, mechanical, sanitary, soil, structural and transportation engineering, biology, geology, hydrogeology, ecology, urban and regional planning and oceanography. The Company's ability to remain competitive will depend largely upon its ability to recruit and retain qualified personnel. None of the Company's employees are represented by a labor organization and employee relations are good.

Corporate Governance/American Stock Exchange Rules

Prior to September 8, 2008, the Company’s shares of Class A Common Stock were listed on the American Stock Exchange (AMEX).  AMEX required all of its listing companies to certify that they comply with the AMEX’s corporate governance rules (AMEX CG Rules).  The Company certified to the AMEX that it was in compliance with AMEX CG Rules except for those AMEX CG Rules relating to the composition of and adoption of a nominating committee and the composition of the compensation committee relating to the Company’s Board of Directors.  For these items, the Company has relied upon the “controlled company” exception found in the AMEX CG Rules. A “controlled company” is a listing company where more than 50 percent of the voting power of the listing company is in the control of a group. The Company believes that a group, consisting of Messrs. Neumaier, Silvestro, Frank and Strobel and members of their families, now holds more than 50 percent of the voting power of the Company and that, therefore, the Company is a “controlled company” for purposes of the AMEX CG Rules.

Beginning on September 8, 2008, the Company’s shares of Class A Common Stock were listed on the National Association of Securities Dealers Automated Quotations (NASDAQ) Stock Market.  NASDAQ requires all of its listing companies be in compliance with NASDAQ’s standards of corporate governance set forth in the NASDAQ Marketplace Rules (NASDAQ CG Rules). The Company has certified to the NASDAQ that it is in compliance with the NASDAQ CG Rules except for those NASDAQ CG Rules relating to the Director Nominations Process, the Compensation of Officers and Board Compensation.   For these items, the Company relied upon the “controlled company” exception found in the NASDAQ CG Rules.  The definition of “controlled company” is the same under the NASDAQ CG Rules as it is under the AMEX CG Rules (see above).

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

The Company must comply with federal, state, and foreign laws relating to the procurement and administration of government contracts.  Such laws include the Federal Acquisition Regulation (FAR), the Truth in Negotiations Act (TINA), the Cost Accounting Standards (CAS), and the Service Contract Act (SCA). These laws impact how the Company does business with government clients and can increase the cost of doing business. Government agencies such as the Environmental Protection Agency Office of Inspector General, as well as numerous state agencies routinely audit government contractors and their performance under specific contracts to determine if a contractor’s cost structure is compliant with applicable laws and regulations. They may question the incurrence of certain costs based on the FAR and CAS and disallow those costs on their contracts.  These audits may occur several years after payment for services has been received. Historically, the Company has been able to successfully defend against the disallowance of any significant costs. However, there is no assurance that future audits will not result in the material disallowances for costs incurred in the future. Such material disallowances could negatively affect revenue, profits and cash flow.

The Company depends on federal, state and foreign government work for a significant portion of its revenues. The Company’s inability to win or renew government contracts during procurement cycles could significantly reduce Company profits.

Revenues from all government contracts (federal, state and municipal) represented approximately 50% of total revenues for fiscal years 2006 through 2008. Consequently, an inability to win or renew government contracts would adversely affect operations and significantly reduce profits. Government contracts are typically awarded through a highly regulated procurement process.  In addition, some government contracts are awarded to multiple competitors, causing increased competition and downward pricing pressure. This may lead to increased pressure to control costs. If the Company cannot reduce or control costs on these contracts, losses on these contracts may occur.

Current economic uncertainty could affect the Company’s public and private sector work

The current worldwide credit crisis could impact the availability of financing for certain private projects and resulting lower tax revenues for federal, state, and municipal governments could defer or halt work on public environmental programs. Any impact on specific programs cannot be determined at this time.

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

The Company provides professional and technical services and is dependent on its ability to attract, retain and train its professional employees to conduct its business and perform its obligations to insure success. It may be difficult to attract and retain qualified expertise within timeframes demanded by clients. Senior managements’ experience is essential to the success of any company and our ability to retain such talent is crucial to the profitability of the Company. Further, the loss of key management personnel could adversely affect the Company's ability to develop and pursue its business strategies.

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

To prepare financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions as of the date of the financial statements, which affect the reported values of assets and liabilities and revenues and expenses and disclosures of contingent assets and liabilities. Areas requiring significant estimates by management include:

- the application of the percentage of completion method of accounting and revenue recognition on contracts
- provisions for uncollectible receivables and contract reserves
- provisions for income taxes and related valuation reserves
- accruals for estimated liabilities, including litigation reserves
- accruals for uncertain tax positions

The use of percentage of completion method of accounting could result in a reduction or reversal of previously recorded revenues and profits.

A portion of the Company’s revenues and profits are measured and recognized using the percentage of completion method of accounting which is discussed further in Note 2 of the Consolidated Financial Statements. The use of this method results in the recognition of revenues and profits ratably over the life of a contract. The effect of revisions to revenues and estimated costs is recorded when the amounts are known or can be reasonably estimated. Such revisions could occur in subsequent periods and their effects could be material. Although the Company has historically been able to make reasonably accurate estimates of work progress, the uncertainties inherent in the estimating process make it possible for actual costs to vary from estimates in a material amount, including reductions or reversals of previously recorded revenues and profits.

International operations are subject to a number of risks.

The Company has operations in more than 30 countries around the world and has derived approximately 19%, 18% and 15% of revenue from international operations for the fiscal years 2008, 2007 and 2006, respectively. International operations are subject to a number of risks, including:

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

The current senior officers of the Company along with Gerhard J. Neumaier own in excess of 70% of the Class B Common Stock which has one vote per share while the Class A Common Stock has one-tenth of a vote per share. Therefore, current management could block a change in control. This ability could adversely affect the value of the Class A Common Stock.

Item 1B.    Unresolved Staff Comments

       None to report.

Item 2.        Properties

The Company's headquarters (60,000 square feet) is located in Lancaster, New York, a suburb of Buffalo. The Company's warehouse facility and its former laboratory in Lancaster, New York consists of two buildings totaling approximately 35,000 square feet. This facility is currently held for sale. The Company also leases office and storage facilities at thirty three (33) regional offices in the United States.

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

(a)
Principal Market or Markets. The Company's Class A Common Stock was previously traded on the AMEX prior to September 8, 2008.  Beginning on September 8, 2008, the Company’s Class A Common Stock is listed on NASDAQ. There is no separate market for the Company's Class B Common Stock.

The following table represents the range of high and low prices of the Company's Class A Common Stock as reported by the American Stock Exchange for the periods indicated.

FISCAL 2008

	High	Low

First Quarter (commencing August 1, 2007 - October 27, 2007)	$12.90	$11.20
Second Quarter (commencing October 28, 2007 - January 26, 2008)	12.25	10.20
Third Quarter (commencing January 27, 2008 - April 26, 2008)	12.39	10.60
Fourth Quarter (commencing April 27, 2008 - July 31, 2008)	11.85	10.35

FISCAL 2007

	High	Low

First Quarter (commencing August 1, 2006 - October 28, 2006)	$10.34	$9.87
Second Quarter (commencing October 29, 2006 - January 27, 2007)	11.81	9.96
Third Quarter (commencing January 28, 2007 - April 28, 2007)	13.05	11.01
Fourth Quarter (commencing April 29, 2007 - July 31, 2007)	13.45	12.05

Approximate Number of Holders of Class A Common Stock

As of September 30, 2008, 2,586,906 shares of the Company's Class A Common Stock were outstanding and the number of holders of record of the Company's Class A Common Stock at that date was 378. The Company estimates that it has a significantly greater number of Class A Common Stock shareholders because a substantial number of the Company's shares are held in street name. As of the same date, there were 1,667,426 shares of the Company's Class B Common Stock outstanding and the number of holders of record of the Class B Common Stock at that date was 59.

Dividends

In the fiscal years ended July 31, 2008 and 2007 the Company declared and paid two cash dividends totaling $.36 and $.34 per year respectively, per share of common stock. The amount, if any, of future dividends remains within the discretion of the Company's Board of Directors and will depend upon the Company's future earnings, financial condition and requirements and other factors as determined by the Board of Directors.  The dividend for July 31, 2007 was  adjusted to reflect the impact of a 5% stock dividend declared by the Company in July 2007.

The Company's Certificate of Incorporation provides that any cash or property dividend paid on Class A Common Stock must be at least equal to the cash or property dividend paid on Class B Common Stock on a per share basis.

Equity Compensation Plan Information as of July 31, 2008:
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

(b)	Not Applicable

(c)	Purchased Equity Securities. The following table summarizes the Company's purchases of its common stock during the fiscal year ended July 31, 2008.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

August 1, 2007 - July 31, 2008	536	$10.44	536	208,104

(1)
The Company purchased 536 shares of its Class A common stock during the fiscal year ended July 31, 2008 pursuant to a 200,000 share repurchase program approved at the Board of Directors meeting held in January 2004. The purchases were made in open-market transactions. In February 2006, the Board of Directors authorized the repurchase of an additional 200,000 shares. In October of 2008, the Company repurchased 197,594 shares of Class A common stock at $8.75 per share.

Item 6.	Selected Consolidated Financial Data

The financial statements presented below have been restated to give retroactive effect to the fiscal year 2008 discontinuance of the Company’s Venezuelan subsidiary. See Note 9 to Consolidated Financial Statements for additional information.

	Year ended July 31,

	2008	2007	2006	2005	2004
	(In thousands, except share and per share amounts)

Operating data:

Revenues	$110,533	$102,496	$97,080	$90,382	$109,572
Income (loss) from operations	5,593	5,310	5,833	(1,839)	6,399
Income (loss) from continuing operations before income taxes and minority interest	5,553	5,720	5,968	(2,043)	6,341

Net income (loss) from continuing operations	$1,834	$2,715	$2,982	$(1,390)	$2,683
Net income (loss) from discontinued operations	1	359	(399)	(197)	(282)
Net income (loss)	$1,834	$3,074	$2,583	$(1,587)	$2,401

Net income (loss) per common share: basic
Continuing operations	$0.44	$0.65	$0.71	$(0.33)	$0.64
Discontinued operations	---	0.08	(0.09)	(0.05)	(0.07)
Net income (loss) per common share: basic	$0.44	$0.73	$0.62	$(0.38)	$0.57

Net income (loss) per common share: diluted
Continuing operations	$0.43	$0.64	$0.71	$(0.33)	$0.63
Discontinued operations	---	0.08	(0.09)	(0.05)	(0.07)
Net income (loss) per common share: diluted	$0.43	$0.72	$0.62	$(0.38)	$0.56

Cash dividends declared per common share:
Basic and Diluted	$0.36	$0.34	$0.33	$0.32	$0.32

Weighted average common shares outstanding:
Basic	4,164,186	4,194,673	4,180,287	4,160,834	4,185,002
Diluted	4,228,292	4,261,623	4,188,278	4,160,834	4,243,304

	Year Ended July 31,

	2008	2007	2006	2005	2004
	(In thousands, except per share amounts)

Balance sheet data:

Working capital	$36,871	$34,313	$28,306	$28,373	$27,993

Total assets	75,602	71,206	69,152	57,305	62,504

Long-term debt	482	385	342	328	336

Shareholders' equity	39,254	40,913	37,627	36,284	39,383

Book value per share:
Basic	$9.43	$9.75	$9.00	$8.72	$9.41
Diluted	$9.28	$9.60	$8.98	$8.72	$9.28

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Operating activities provided $2.5 million of cash during fiscal year 2008 mainly due to income from continuing operations for fiscal year 2008, an increase in other accrued liabilities and a decrease income tax receivable.  Other accrued liabilities increased $1.1 million during fiscal year 2008 mainly due to an increase in billings in excess of revenue.  Income tax receivable decreased $1.3 million during fiscal year 2008.  Minority interest expense was $1.6 million during fiscal year 2008.  Offsetting these were uses of cash from contracts receivable, accounts payable and other current assets.  Contracts receivable increased $5.1 million during fiscal year 2008.  Accounts payable decreased $.7 million during fiscal year 2008.  Other current assets increased $.6 million during fiscal year 2008.

Financing activities consumed $1.5 million of cash during fiscal year 2008.  The Company paid dividends in the amount of $1.5 million or $.36 per share and $.8 million in distributions to minority partners during fiscal year 2008. The net cash inflow on long-term debt and capital lease obligations was $.8 million during fiscal year 2008, mainly attributable to proceeds received from a $1.0 million short-term loan held by E&E do Brasil.

The Company maintains unsecured lines of credit available for working capital and letters of credit of $20 million with various banks at one-half percent below the prevailing prime rate.  Other lines are available solely for letters of credit in the amount of $18.5 million.  The Brazilian subsidiary in July 2008 borrowed $1 million under a four month term note at 5.19% annualized interest rate.  The Company guarantees both the Brazilian term note and the Walsh Environmental line of credit.  The banks have recently reaffirmed the Company’s lines of credit.  At July 31, 2008 and 2007 the Company had letters of credit outstanding totaling approximately $1.2 million and $1.3 million, respectively.  At July 31, 2008 there was only the $1 million borrowing from the Brazilian subsidiary for working capital.  After letters of credit and loans, there is there is $37.0 million of line still available at July 31, 2008.   At July 31, 2008 there were no borrowings for working capital against the lines of credit.  The Company believes that cash flows from operations and borrowings against the line of credit will be sufficient to cover all working capital requirements for at least the next twelve months and the foreseeable future.

Results of Operations

Revenue

Fiscal Year 2008 vs 2007

Revenue for fiscal year 2008 was $110.5 million, an increase of $8.0 million or 8% from the $102.5 million reported in fiscal year 2007.  The increase in revenue was due mainly to increases in revenue at the parent company (Ecology and Environement, Inc) and by EEI’s majority owned subsidiaries Walsh Environmental and E&E do Brasil.  EEI’s revenue increased $2.5 million during the fiscal year 2008 from work on contracts in the Company’s energy and state sectors offset by decreases in work for the federal government sectors.  Revenues from Walsh Environmental were $27.0 million for fiscal year 2008, an increase of 11% from the $24.4 million reported in fiscal year 2007.  The increase in Walsh Environmental revenues was mainly attributable to increased activity in the environmental remediation and asbestos markets.  Revenues from E&E do Brasil were $7.2 million for fiscal year 2008, an increase of $2.2 million or 44% over the prior year due mainly to increased work in the public and private power industries.  Revenue from commercial clients of the parent company was $21.2 million for fiscal year 2008, an increase of $2.8 million from the $18.4 million reported in the prior year.  The increase in commercial revenue was attributable to an increase in activity in the domestic energy market.  Revenue from state clients of the parent company was $27.1 million for fiscal year 2008, an increase of $3.1 million from the $24.0 million reported in fiscal year 2007 due mainly to increases in work in Washington, New York and Texas.  Revenue from federal government clients of the parent company was $21.4 million during fiscal year 2008, a decrease of 13% from the $24.7 million reported in the prior year.  The decrease in federal government revenue was mainly due to decreased activity on United States Department of Defense contracts.

Revenues for the fourth quarter of fiscal year 2008 increased $5.0 million mainly attributable to increases in revenue at the parent company and by EEI’s majority owned subsidiaries Walsh Environmental and E&E do Brasil.  Revenues of the parent company E&E, Inc increased $3.3 million during the fourth quarter of fiscal year 2008 mainly attributable to increased work on contracts in the Company’s energy sector.  Walsh Environmental reported revenues of  $7.6 million for the fourth quarter of fiscal year 2008, an increase of 12% from the $6.8 million reported in the fourth quarter of fiscal year 2007.  Revenues from E&E do Brasil were $2.2 million for the fourth quarter of fiscal year 2008, an increase of 38% from the $1.7 million reported in the fourth quarter of the prior year.  Revenue from commercial clients of the parent company was $7.9 million for the fourth quarter of fiscal year 2008, an increase of $3.6 million from the $4.3 million reported in the fourth quarter of fiscal year 2007.

Fiscal Year 2007 vs 2006

Revenue for fiscal year 2007 was $102.5 million, an increase of 6% over the revenue reported in fiscal year 2006.  The increase was mainly attributable to increases in work performed by EEI’s majority owned subsidiaries Walsh Environmental and E&E do Brasil.  Revenues from Walsh Environmental were $24.4 million for fiscal year 2007, an increase of 36% from the $17.9 million reported in fiscal year 2006.  The increase in Walsh Environmental revenues was mainly attributable to increased activity in its energy and mining sectors.  Revenues from E&E do Brasil were $5.0 million for fiscal year 2007, an increase of $2.3 million or 85% over the prior year due mainly to increased work in the public and private power industries.  The Company’s Chilean subsidiary, Gestion Ambiental Consultores (GAC), reported revenues of $2.9 million during fiscal year 2007, an increase of $.9 million from the $2.0 million reported in fiscal year 2006.  The increase in GAC revenues was due to increased activity in its gas and mining sectors.  During fiscal year 2007, revenues from state clients of the parent company increased $.9 million from the $23.1 million reported during the prior year.  The increase in state revenue was mainly attributable to an increase in work levels on contracts in New York and Washington.  Offsetting these increases for fiscal year 2007 were reduced revenues from work performed on contracts in the Middle East and from various United States Federal government agencies, primarily the United States Department of Defense clients (DOD).  Revenue from DOD clients of the parent company decreased $3.7 million during fiscal year 2007 due to a $10.6 million decrease in work performed on contracts associated with the relief efforts for the Gulf Coast hurricanes.

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

Income From Continuing Operations Before Income Taxes and Minority Interest

Fiscal Year 2008 vs 2007

The Company’s income from continuing operations before income taxes and minority interest was $5.6 million for fiscal year 2008, slightly less than the $5.7 million reported in fiscal year 2007.  Gross profits increased $4.6 million during fiscal year 2008 as a result of the increased revenue reported at the parent company E&E, Inc, Walsh Environmental and E&E do Brasil in addition to a decrease in corporate wide subcontract costs.  The increased gross profits were offset by higher indirect costs in fiscal year 2008.  Due to increased staffing levels and business development and proposal costs worldwide, consolidated indirect costs increased $4.2 million in fiscal year 2008.   The increase in business development and proposal costs was due to the Company’s commitment to invest in significant future opportunities in the alternative and clean technology energy sectors.  The Company continues to increase business development costs worldwide to capitalize on the global demands for energy and environmental infrastructure improvements in concert with heightened concerns over global warming.   Staffing levels throughout the company increased 12% during fiscal year 2008 as a result of increased manpower needs necessary to accommodate the increase in corporate revenue.  During fiscal year 2008, E&E recorded an additional accrual related to Financial Accounting Standards Board (FASB) Interpretation No. 48 “Uncertainty in Income Taxes” (FIN 48) of approximately $740,000 or $.15 per share after tax. This accrual included additional interest and penalties of approximately $590,000 ($.12 per share after tax) as well as a foreign exchange loss of $144,000 ($.02 per share after tax) to adjust the FIN 48 Kuwait tax reserve to current exchange rates.  This expense is related to the contested Kuwait taxes.  The Company has continued its assertion of a contractual obligation for reimbursement from the Public Authority for Assessment of Compensation for Damages Resulting from Iraqi Aggression (PAAC) should any tax liability be agreed to with the Kuwait Ministry of Finance, however the assessment of this reimbursement in not permitted under FIN 48.

The Company’s income from continuing operations before income taxes and minority interest was $2.8 million for the fourth quarter of fiscal year 2008, up $1.9 million from the $.9 million reported in the fourth quarter of fiscal year 2007.  The increased gross profits were offset by higher indirect costs in the fourth quarter.  Consolidated indirect costs increased $1.0 million mainly attributable to the increased revenue at E&E, Inc and E&E do Brasil as well as increased staffing levels and operational expenses related to the overall business growth throughout the Company.  The increase of income from continuing operations before income taxes and minority interest in the fourth quarter of fiscal year 2008 was mainly due to increased revenues at the parent company and E&E do Brasil. Gross profits increased $2.8 million during the fourth quarter of fiscal year 2008 as a result of the increase in revenue.

Fiscal Year 2007 vs 2006

The Company’s income from continuing operations before income taxes and minority interest was $5.7 million for fiscal year 2007, down 5% from the $6.0 million reported in fiscal year 2006.  Gross margins increased during fiscal year 2007 due to an increase in higher margin work at the parent company and increased revenue at Walsh Environmental.  Consolidated indirect costs increased $5.2 million during fiscal year 2007 as a result of revenue growth in subsidiaries, increased marketing and bid and proposal costs, and a more normalized staff utilization subsequent to the completion of the hurricane work in fiscal year 2006.  Marketing and bid and proposal costs were $10.7 million for fiscal year 2007, an increase of $1.4 million from the $9.3 million reported in the prior year.  The increase in marketing and bid and proposal work was due to an investment in significant future opportunities in the alternative and clean technology energy sectors.  Interest income was $540,000 for fiscal year 2007, up 154% from the $213,000 reported during the prior year.  The increase in interest income was consistent with the increased cash generated by the Company from the completion of major projects and the sale of the shrimp farm.

The Company’s income from continuing operations before income taxes and minority interest was $.9 million for the fourth quarter of fiscal year 2007, down $.7 million from the $1.6 million income reported in the fourth quarter of fiscal year 2006.  Interest income increased $62,000 from the $81,000 reported during the fourth quarter of fiscal year 2006. Consolidated indirect costs increased $2.1 million during the fourth quarter of fiscal year 2007 as a result of a decrease in staff utilization at the parent company, an increase in marketing and bid and proposal costs, and costs associated with the continued revenue growth of Walsh Environmental and E&E do Brasil.  Marketing and bid and proposal costs were $2.9 million for the fourth quarter of fiscal year 2007, up 26% from the $2.3 million reported in the fourth quarter of fiscal year 2006.

Discontinued Operations

During the fourth quarter of 2007, due to a continuing deterioration in business and political conditions in Venezuela and the likelihood that E&E's Venezuelan subsidiary would no longer be able to compete for contracts within the country, the Company evaluated its investment in its Venezuelan subsidiary and recognized a write-off of $1.1 million ($146,000 after tax or $.03 per share) to reflect the estimated reduction in the value of the net assets of the Company's Venezuela subsidiary. During the first quarter of 2008, the Company decided to close its subsidiary in Venezuela effective as soon as possible and, accordingly, has reclassified its operations as discontinued. The cessation of business in Venezuela has resulted in termination benefits for employees according to in-country regulations and other charges which have not been significant.

On January 9, 2007 the Company sold its interest in the shrimp farm in Costa Rica to the Roozen Group for $2,500,000 in cash. When the farm was closed in fiscal year 2003, the Company recorded an impairment charge. The previously unrecognized foreign translation loss in the amount of approximately $1.5 million has been accounted for in the computation of the current year gain on sale. There was a pretax gain on the sale of the farm of approximately $960,000 after deducting costs of the sale.  This gain was included in the accompanying financial statements under discontinued operations.

Income Taxes

Effective August 1, 2007, the Company was required to adopt FIN 48.  FIN 48 applies to all income tax positions and clarifies the recognition of tax benefits in the financial statements by providing a two-step approach to recognition and measurement.  The first step involves assessing whether the tax position is more likely than not to be sustained upon examination based on the technical merits.  The second step involves measurement of the amount to recognize.  Tax positions that meet the more likely then not threshold are measured at the largest amount of tax benefit greater than 50% likely of being realized upon ultimate finalization with tax authorities.

Upon adoption, the Company recorded a decrease to retained earnings as of August 1, 2007 of $2,845,845 as a cumulative effect of a change in accounting principle for the adoption of FIN 48 with corresponding increases to the liability for uncertain tax positions of $2,502,108, the non-current deferred tax asset of $1,116,079, and the liability for interest and penalties associated with uncertain tax positions of $1,447,955. The Company also decreased the current deferred tax assets of $67,869 and minority interest liability of $56,008.  At August 1, 2007 E & E had approximately $2,523,443 of gross unrecognized tax benefits that if recognized, would favorably affect the effective income tax rate in future periods.

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

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in administrative and indirect operating expenses.  For the year ended July 31, 2008, E&E recognized interest and penalties of approximately $576,000.  For the year ended July 31, 2008, E&E incurred a foreign exchange loss of $144,000 to adjust the FIN 48 Kuwait tax reserve, penalties and interest and related federal tax benefit to current exchange rates.

It is reasonably possible that the liability associated with our unrecognized tax benefits will increase or decrease within the next twelve months. These changes will most likely be the result of the Kuwait tax matter described above. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

At July 31, 2008, E&E  had approximately $2,746,504 of gross unrecognized tax benefits that if recognized, would favorably affect the effective income tax rate in future periods.  At July 31, 2008, the liability for uncertain tax positions and associated interest and penalties are classified as noncurrent liabilities.

The estimated effective tax rate for fiscal year 2008 is 38.0%, up from the 18.2% reported for fiscal year 2007.  The effective rate for fiscal year 2007 was lower due to a reduction in the Company’s estimated tax liabilities as a result of the completion of audits in fiscal year 2007.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurement” (SFAS 157), which established a framework for measuring fair value under generally accepted accounting principles and expands disclosure about fair value measurements.  SFAS 157 is effective for financial statements issued with fiscal years beginning after November 15, 2007.  The Company is assessing the impact that the adoption of SFAS 157 may have on its financial statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). The fair value option established by SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company is assessing the impact that the adoption of SFAS 159 may have on its financial statements.

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

In December 2007, the FASB issued SFAS No. 141 R (revised 2007), “Business Combinations “ (SFAS 141R).   SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for the Company beginning August 1, 2009 and will change the accounting for business combinations on a prospective basis.  The Company is assessing the impact that the adoption of SFAS 141R may have on its financial statements.

In June 2008, the FASB issued FASB Staff Position (FSP) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”. This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company is assessing the impact that the adoption of EITF 03-6-1 may have on its financial statements.

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

Federal government contracts are subject to the FAR and some state and local governmental agencies require audits, which are performed for the most part by either the EPA Office of Inspector General (EPAOIG) or the Defense Contract Audit Agency (DCAA). The EPAOIG and DCAA audit overhead rates, cost proposals, incurred government contract costs, and internal control systems. During the course of its audits, the EPAOIG or DCAA may question incurred costs if it believes we have accounted for such costs in a manner inconsistent with the requirements of the FAR or CAS and recommend that our U.S. government financial administrative contracting officer disallow such costs. Historically, we have not experienced significant disallowed costs as a result of such audits. However, we can provide no assurance that such audits will not result in material disallowances of incurred costs in the future.

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

In July of 2006, the FASB issued FIN 48, an interpretation of SFAS 109.  FIN 48 clarifies the accounting for uncertainty in income taxes and reduces the diversity in current practice associated with the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return by defining a “more-likely-than-not” threshold regarding the sustainability of the position.  The Company adopted FIN 48 beginning August 1, 2007.  See Note 18 to Consolidated Financial Statements for additional information.

Changes in Corporate Entities

On September 1, 2007 Gustavson Associates LLC purchased from minority unit holder, Prospect Resources, their remaining 50 ownership units.  Prospect was paid $466,708 for its units with 25% of the amount paid in cash, and the assumption of a three year note with a six percent annualized interest rate.  The purchase price that was paid was at a premium over the capital value of the units.  This excess created additional goodwill of $255,578 which was recorded in the first quarter of fiscal year 2008.

On May 15, 2007 one of the Walsh Peruvian minority shareholders sold 14% of their shares in that subsidiary for $332,000.  Half of the shares were repurchased by the Peruvian company, and the other half was purchased by Walsh Environmental Scientists and Engineers, LLC (the majority shareholder).  Both of the transactions were completed for the same terms and conditions.  Half of the purchase price was paid in cash and the remainder was taken as loans to be repaid over a two and a half year period.  The purchase price that was paid was at a premium over the book value of the stock.  This has created additional goodwill of approximately $147,000 that was recorded in the fourth quarter of fiscal year 2007.

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

Item 8.	Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of
Ecology and Environment, Inc.

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934).  Our internal control over financial reporting is designed to provide reasonable assurance to management and board of directors regarding the preparation and fair presentation of published financial statements.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation to assess the effectiveness of our internal control over financial reporting as of July 31, 2008.  In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on our evaluation, we concluded that, as of July 31, 2008, our internal control over financial reporting is effective based on those criteria.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

By:	/s/ Kevin S. Neumaier	By:	/s/ H. John Mye
	Chief Executive Officer		Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Ecology and Environment, Inc.

We have audited the accompanying consolidated balance sheets of Ecology and Environment, Inc. and its subsidiaries (Company) as of July 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended July 31, 2008.  In addition, our audits included the financial statement schedule listed in the index at Item 15(a)(2).  These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements  and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ecology and Environment, Inc. and its subsidiaries as of July 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 18 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” effective August 1, 2007.

/s/ Schneider Downs & Co., Inc.

Pittsburgh, Pennsylvania
October 28, 2008

Ecology and Environment, Inc
Consolidated Balance Sheet

	July 31,	July 31,
Assets	2008	2007

Current assets:
Cash and cash equivalents	$14,178,094	$15,554,523
Investment securities available for sale	1,173,195	101,009
Contract receivables, net	41,545,935	36,742,288
Deferred income taxes	4,450,693	5,196,728
Income tax receivable	15,556	1,357,213
Other current assets	2,357,307	1,686,588

Total current assets	63,720,780	60,638,349

Property, building and equipment, net	7,873,248	7,725,535
Deferred income taxes	2,386,424	1,404,232
Other assets	1,621,144	1,438,329

Total assets	$75,601,596	$71,206,445

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$9,509,351	$10,178,873
Accrued payroll costs	5,901,980	6,191,434
Income taxes payable	-	664,085
Deferred revenue	91,822	90,791
Current portion of long-term debt and capital lease obligations	1,377,827	333,229
Other accrued liabilities	9,968,490	8,866,707

Total current liabilities	26,849,470	26,325,119

Income taxes payable	2,734,788	-
Accrued interest and penalties	2,111,988	-
Long-term debt and capital lease obligations	481,757	385,270
Minority interest	4,169,247	3,582,968
Commitments and contingencies (see note #10)	-	-

Shareholders' equity:
Preferred stock, par value $.01 per share;
authorized - 2,000,000 shares; no shares
issued	-	-
Class A common stock, par value $.01 per
share; authorized - 6,000,000 shares;
issued - 2,661,498 shares	26,615	26,615
Class B common stock, par value $.01 per
share; authorized - 10,000,000 shares;
issued - 1,732,227 shares	17,323	17,323
Capital in excess of par value	20,014,257	20,051,446
Retained earnings	19,664,147	22,211,098
Accumulated other comprehensive income	834,667	299,102
Treasury stock - Class A common, 65,340 and 104,020
shares; Class B common, 64,801 and 64,801 shares, at cost	(1,302,663)	(1,692,496)

Total shareholders' equity	39,254,346	40,913,088

Total liabilities and shareholders' equity	$75,601,596	$71,206,445

The accompanying notes are an integral part of these financial statements.

Ecology and Environment, Inc.
Consolidated Statement of Income

	Year ended July 31,

	2008	2007	2006

Revenue	$110,532,816	$102,496,123	$97,080,158

Cost of professional services and
other direct operating expenses	44,658,180	39,889,286	40,335,429
Subcontract costs	15,833,829	17,215,450	16,219,008

Gross Profit	50,040,807	45,391,387	40,525,721
Administrative and indirect operating
expenses	31,013,505	28,044,431	24,221,389
Marketing and related costs	11,950,306	10,689,698	9,335,050
Depreciation	1,483,931	1,347,723	1,136,718

Income from operations	5,593,065	5,309,535	5,832,564
Interest expense	(431,287)	(162,442)	(95,907)
Interest income	441,190	539,668	213,112
Other income (expense)	(184,354)	9,752	6,130
Net foreign currency exchange gain	134,009	23,382	12,212

Income from continuing operations before income taxes
and minority interest	5,552,623	5,719,895	5,968,111
Income tax provision	2,112,675	1,039,375	2,147,443

Net income from continuing operations before
minority interest	3,439,948	4,680,520	3,820,668
Minority interest	(1,606,338)	(1,965,099)	(838,995)

Net income from continuing operations	1,833,610	2,715,421	2,981,673
Income (loss) from discontinued operations	1,108	(156,280)	(484,909)
Income tax benefit (provision) on gain (loss) from discontinued operations	(332)	515,330	85,823

Net income	$1,834,386	$3,074,471	$2,582,587

Net income (loss) per common share: basic
Continuing operations	$0.44	$0.65	$0.71
Discontinued operations	-	0.08	(0.09)

Net income per common share: basic	$0.44	$0.73	$0.62

Net income (loss) per common share: diluted
Continuing operations	$0.43	$0.64	$0.71
Discontinued operations	-	0.08	(0.09)

Net income per common share: diluted	$0.43	$0.72	$0.62

Weighted average common shares outstanding: basic	4,164,186	4,194,673	4,180,287

Weighted average common shares outstanding: diluted	4,228,292	4,261,623	4,188,278

The accompanying notes are an integral part of these financial statements.

Ecology and Environment, Inc
Consolidated Statement of Cash Flows

	Year ended July 31,

	2008	2007	2006

Cash flows from operating activities:
Net income	$1,834,386	$3,074,471	$2,582,587
Net income (loss) from discontinued operations, net of tax	776	359,050	(399,086)
Income from continuing operations	1,833,610	2,715,421	2,981,673
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	1,483,931	1,347,723	1,136,718
Deferred income taxes	814,534	(61,568)	(885,440)
Share-based compensation expense	339,625	121,396	212,506
Tax impact of share based compensation	33,457	-	-
Gain on disposition of property and equipment	(1,506)	(1,045)	(12,879)
Minority interest	1,606,338	1,965,099	838,995
Provision (Benefit) for contract adjustments	316,050	1,054,204	1,524,049
(Increase) decrease in:
- contracts receivable, net	(5,119,697)	(785,115)	(6,988,714)
- other current assets	(634,636)	(457,894)	995,373
- income tax receivable	1,341,657	(1,357,213)	-
- other non-current assets	109,666	2,049,412	(1,070,554)
Increase (decrease) in:
- accounts payable	(716,518)	872,240	3,139,863
- accrued payroll costs	(289,454)	(188,290)	2,476,876
- income taxes payable	(397,948)	(835,207)	1,463,170
- deferred revenue	1,031	(70,434)	(70,386)
- other accrued liabilities	1,101,783	(1,669,663)	3,254,813
- accrued interest and penalties	664,033	-	-

Net cash provided by operating activities	2,485,956	4,699,066	8,996,063

Cash flows provided by (used in) investing activities:
Acquistion of minority interest of subsidiary	(116,677)	(166,000)	-
Purchase of property, building and equipment	(1,630,137)	(1,295,981)	(958,966)
Proceeds from maturity of investments	-	-	24,750
Payment for the purchase of bond	(1,072,186)	(3,408)	(3,279)

Cash used in investing activities	(2,819,000)	(1,465,389)	(937,495)

Cash flows provided by (used in) financing activities:
Dividends paid	(1,535,492)	(1,464,921)	(1,420,930)
Proceeds from debt	1,160,814	298,519	549,925
Repayment of debt and capital lease obligations	(369,760)	(490,866)	(457,203)
Distributions to minority partners	(752,882)	(768,596)	(1,103,996)
Net proceeds from the issuance of common stock	-	-	8,700
Purchase of treasury stock	(5,636)	(1,085,901)	(25,077)

Net cash used in financing activities	(1,502,956)	(3,511,765)	(2,448,581)

Effect of exchange rate changes on cash and cash equivalents	458,795	(224,485)	2,364

Discontinued Operations
Net cash provided by (used in) discontinued operating activities	776	462,597	(409,644)
Net cash provided by discontinued investing activities - sale of assets	-	2,500,000	-

Net cash provided by (used in) discontinued operations	776	2,962,597	(409,644)

Net increase (decrease) in cash and cash equivalents	(1,376,429)	2,460,024	5,202,707
Cash and cash equivalents at beginning of period	15,554,523	13,094,499	7,596,025

Cash and cash equivalents at end of period	$14,178,094	$15,554,523	$12,798,732

The accompanying notes are an integral part of these financial statements.

Ecology and Environment, Inc
Consolidated Statement of Changes in Shareholders' Equity

							Accumulated
	Common Stock				Capital in		Other
	Class A		Class B		Excess of	Retained	Comprehensive	Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Par Value	earnings	Income	Shares	Amount	Income

Balance at July 31, 2005	2,514,235	$25,143	1,669,304	$16,693	$17,622,172	$22,002,059	$(2,236,051)	120,494	$(987,199)	$(1,485,868)

Net income	-	-	-	-	-	2,582,587	-	-	-	2,582,587
Reclassification due to adoption of FAS 123R	-	-	-	-	(158,993)	-	-	-	-	-
Foreign currency translation reserve	-	-	-	-	-	-	28,122	-	-	28,122
Cash dividends paid ($.33 per share)	-	-	-	-	-	(1,420,930)	-	-	-	-
Unrealized investment gain, net	-	-	-	-	-	-	(901)	-	-	(901)
Conversion of common stock - B to A	19,131	191	(19,131)	(191)	-	-	-	-	-	-
Repurchase of Class A common stock	-	-	-	-	-	-	-	2,595	(25,077)	-
Stock options exercised	1,200	12	-	-	8,688	-	-	-	-	-
Issuance of stock under stock award plan	-	-	-	-	-	-	-	-	-	-
Share-based compensation expense	-	-	-	-	130,277	-	-	-	-	-
Other	-	-	-	-	82,229	-	-	5,374	(41,372)	-

Balance at July 31, 2006	2,534,566	$25,346	1,650,173	$16,502	$17,684,373	$23,163,716	$(2,208,830)	128,463	$(1,053,648)	$2,609,808

Net income	-	-	-	-	-	3,074,471	-	-	-	3,074,471
Reclassification adjustment for realized foreign currency translation loss in net income	-	-	-	-	-	-	2,110,431	-	-	2,110,431
Foreign currency translation reserve	-	-	-	-	-	-	397,476	-	-	397,476
Cash dividends paid ($.34 per share)	-	-	-	-	-	(1,464,921)	-	-	-	-
5% Stock Dividend	126,522.00	1,265	82,464.00	825	2,560,078	(2,562,168)	-	8,040	-	-
Unrealized investment gain, net	-	-	-	-	-	-	25	-	-	25
Conversion of common stock - B to A	410	4	(410)	(4)	-	-	-	-	-	-
Repurchase of Class A common stock	-	-	-	-	-	-	-	86,806	(1,085,901)	-
Issuance of stock under stock award plan	-	-	-	-	(325,985)	-	-	(57,620)	472,484	-
Share-based compensation expense	-	-	-	-	121,396	-	-	-	-	-
Tax impact of share based compensation	-	-	-	-	5,860	-	-	-	-	-
Other	-	-	-	-	5,724	-	-	3,132	(25,431)	-

Balance at July 31, 2007	2,661,498	26,615	1,732,227	17,323	20,051,446	22,211,098	299,102	168,821	(1,692,496)	5,582,403
Cumulative effect of adopting FIN 48	-	-	-	-	-	(2,845,845)	-	-	-	-

Adjusted Balance at July 31, 2007	2,661,498	$26,615	1,732,227	$17,323	$20,051,446	$19,365,253	$299,102	168,821	$(1,692,496)	$5,582,403

Net income	-	-	-	-	-	1,834,386	-	-	-	1,834,386
Foreign currency translation reserve	-	-	-	-	-	-	536,446	-	-	536,446
Cash dividends paid ($.36 per share)	-	-	-	-	-	(1,535,492)	-	-	-	-
Unrealized investment gain, net	-	-	-	-	-	-	(881)	-	-	(881)
Repurchase of Class A common stock	-	-	-	-	-	-	-	536	(5,636)	-
Issuance of stock under stock award plan	-	-	-	-	(412,173)	-	-	(41,094)	412,173	-
Share-based compensation expense	-	-	-	-	339,625	-	-	-	-	-
Tax impact of share based compensation	-	-	-	-	33,457	-	-	-	-	-
Other	-	-	-	-	1,902	-	-	1,878	(16,704)	-

Balance at July 31, 2008	2,661,498	$26,615	1,732,227	$17,323	$20,014,257	$19,664,147	$834,667	130,141	$(1,302,663)	$2,369,951

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

During fiscal years ended July 31, 2008, 2007 and 2006, the percentages of total revenues derived from contracts exclusively with the United States Department of Defense (DOD) were 11%, 9% and 18%.

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

Certain prior year amounts were reclassified to conform to the 2008 financial statement presentation.

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

Investment securities have been classified as available for sale and are stated at estimated fair value. Unrealized gains or losses related to investment securities available for sale are reflected in accumulated other comprehensive income, net of applicable income taxes in the consolidated balance sheet and statement of changes in shareholders' equity. The cost of securities sold is based on the specific identification method. The Company had gross unrealized gains of approximately $5,000 in fiscal year 2008 and 2007.

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

The carrying amount of cash and cash equivalents, contracts receivable and accounts payable at July 31, 2008 and 2007 approximate fair value.  Investment securities available for sale are carried at estimated fair value.  Long-term debt consists of bank loans and capitalized equipment leases. Based on the Company's assessment of the current financial market and corresponding risks associated with the debt, management believes that the carrying amount of long-term debt at July 31, 2008 and July 31, 2007 approximates fair value.

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

The financial statements of foreign subsidiaries located in highly inflationary economies are remeasured as if the functional currency were the U.S. dollar. The remeasurement of local currencies into U.S. dollars creates transaction adjustments which are included in net income. There were no highly inflationary economy translation adjustments for fiscal years 2006-2008.

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

The Company has significant deferred tax assets, resulting principally from contract reserves, fixed assets and domestic net operating loss carryforwards (“NOLs”).  As required by the Financial Accounting Standards Board (FASB) Statement No. 109, “Accounting for Income Taxes” (SFAS 109) the Company periodically evaluates the likelihood of realization of deferred tax assets, and has determined that no valuation allowance is presently necessary.

In July of 2006, FASB issued Interpretation No. 48 (FIN 48), an interpretation of SFAS 109.  FIN 48 clarifies the accounting for uncertainty in income taxes and reduces the diversity in current practice associated with the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return by defining a “more-likely-than-not” threshold regarding the sustainability of the position.  The Company adopted FIN 48 beginning August 1, 2007.  See Note 18 to Consolidated Financial Statements for additional information.

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

The Company does not offer any benefits that would result in a liability under either FASB Statement No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS 106) or Statement No. 112 "Employers' Accounting for Post Employment Benefits (SFAS 112)."

k.	Stock based compensation

The Company adopted SFAS 123(R), Share-Based Payment (SBP), effective August 1, 2005. The Statement requires companies to expense the value of employee stock options and similar awards. Under SFAS 123(R), SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised.

l.	Earnings per share (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  See Note 13 to Consolidated Financial Statements for additional information.

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

Ecology and Environment Inc. formerly had two reportable segments which differentiated by product line: consulting services and aquaculture. The consulting services segment provides broad based environmental services encompassing impact assessments, surveys, air and water quality management, environmental engineering, environmental infrastructure planning, and industrial hygiene and occupational health studies to a worldwide base of customers. The aquaculture segment included the operation of the Company’s shrimp farm in Costa Rica (closed in fiscal year 2003, sold in fiscal year 2007 resulting in a pretax gain of $960,131) and its current fish farm operation in Jordan. Effective with fiscal year 2008, the Company has ceased its segment reporting due to the immateriality of its remaining aquaculture business (approximately $50,000 of revenues in fiscal year 2008) and the low probability of any expansion of this activity in the future.

o.	Impairment of Long-Lived Assets

The Company accounts for impairment of long-lived assets in accordance with FASB No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets."( SFAS 144).  SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows (undiscounted) expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value.

p.	Goodwill

During the first quarter of fiscal year 2008, additional goodwill of $256,000 was recorded as a result of the purchase of additional shares of Gustavson Associates LLC.  In accordance with SFAS 142, the total goodwill of approximately $1.1 million is not amortized and is subject to an annual assessment for impairment.

3.	Cash and Cash Equivalents

The Company's policy is to invest cash in excess of operating requirements in income-producing short-term investments. At July 31, 2008 and 2007, short-term investments consist of commercial paper and money market funds and are carried at cost. Short-term investments amounted to approximately $2.7 million and $2.6 million at July 31, 2008 and 2007, respectively, and are reflected in cash and cash equivalents in the accompanying consolidated balance sheet and statement of cash flows.

For purposes of the consolidated statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. Cash paid for interest amounted to approximately $125,000, $162,000, and $96,000 in fiscal years 2008, 2007 and 2006, respectively. Cash paid for income taxes amounted to approximately $1.1 million, $2.2 million, and $1.3 million in fiscal years 2008, 2007 and 2006, respectively.  Additionally in the first quarter of fiscal year 2008, Gustavson Associates LLC purchased from minority unit holder, Prospect Resources, their remaining 50 ownership units.  Prospect was paid $466,708 for its units with 25% of the amount paid in cash, and the assumption of a $350,000 three year note with a six percent annualized interest rate.

4.	Contract Receivables, net

	July 31,

	2008	2007

United States government -
Billed	$3,431,437	$2,905,030
Unbilled	2,669,211	4,195,989
	6,100,648	7,101,019

Industrial customers and state and municipal governments -
Billed	20,811,500	19,819,270
Unbilled	16,690,360	11,562,522
	37,501,860	31,381,792

Less allowance for doubtful accounts and contract adjustments -	(2,056,573)	(1,740,523)

	$41,545,935	$36,742,288

United States government receivables arise from long-term U.S. government prime contracts and subcontracts. Unbilled receivables result from revenues which have been earned, but are not billed as of period-end. The above unbilled balances are comprised of incurred costs plus fees not yet processed and billed; and differences between year-to-date provisional billings and year-to-date actual contract costs incurred.  Management anticipates that the July 31, 2008 unbilled receivables will be substantially billed and collected within one year.   Within the above billed balances are contractual retainages in the amount of approximately $290,000 at July 31, 2008 and $409,000 at July 31, 2007. Management anticipates that the July 31, 2008 retainage balance will be substantially collected within one year. Included in the balance of receivables for industrial customers and state and municipal customers are receivables, net of subcontract costs, due under the contracts in Saudi Arabia and Kuwait of $3.5 million at July 31, 2008 and $3.9 million at July 31, 2007.

Included in other accrued liabilities is an additional allowance for contract adjustments relating to potential cost disallowances on amounts billed and collected in current and prior years' projects of approximately $4.0 million and $3.9 million at July 31, 2008 and 2007, respectively. Also included in other accrued liabilities is a reclassification of billings in excess of recognized revenues of approximately $4.6 million at July 31, 2008 and $4.0 million at July 31, 2007.  The allowance for contract adjustments is recorded for contract disputes and government audits when the amounts are estimatable.

5.	Property, Building and Equipment, net

	July 31,
	2008	2007

Land	$543,051	$543,051
Buildings	11,180,516	11,154,672
Laboratory and other equipment	3,187,973	3,072,609
Information technology equipment	7,265,335	6,369,348
Office furniture and equipment	2,748,782	2,417,764
Leasehold improvements and other	1,727,927	1,590,222

	$26,653,584	$25,147,666

Less accumulated depreciation and amortization	(18,780,336)	(17,422,131)

	$7,873,248	$7,725,535

6.	Line of Credit

The Company maintains unsecured lines of credit available for working capital and letters of credit of $20 million with various banks at one-half percent below the prevailing prime rate.  Other lines are available solely for letters of credit in the amount of $18.5 million.  The Brazilian subsidiary in July 2008 borrowed $1 million under a four month term note at 5.19% annualized interest rate.  The Company guarantees both the Brazilian term note and the Walsh Environmental line of credit.  The banks have recently reaffirmed the Company’s lines of credit. At July 31, 2008 and 2007 the company had letters of credit outstanding totaling approximately $1.2 million and $1.3 million, respectively.  At July 31, 2008 there was only the $1 million borrowing from the Brazilian subsidiary for working capital.  After letters of credit and loans, there is there is $37.0 million of line still available at July 31, 2008.  At July 31, 2007 there were no borrowings for working capital against the lines of credit.  The Company believes that cash flows from operations and borrowings against the line of credit will be sufficient to cover all working capital requirements for at least the next twelve months and the foreseeable future.

7.	Debt and Capital Lease Obligations

Debt inclusive of capital lease obligations consists of the following:

	July 31, 2008	July 31, 2007

Various bank loans and advances at subsidiaries with interest rates ranging from 5% to 14%	$1,702,392	$477,466
Capital lease obligations at subsidiaries with varying interest rates averaging 11%	157,192	241,033
	1,859,584	718,499

Less: current portion of debt and capital lease obligations	(1,377,827)	(333,229)

Long-term debt and capital lease obligations	$481,757	$385,270

      The aggregate maturities of long-term debt and capital lease obligations at July 31, 2008 are as follows:

Amount

Fiscal Year 2009	$1,377,827
Fiscal Year 2010	212,962
Fiscal Year 2011	176,601
Fiscal Year 2012	30,770
Fiscal Year 2013	32,667
Thereafter	28,757

$1,859,584

8.	Income Taxes

The provision (benefit) for income taxes was as follows:

	Fiscal Year
	2008	2007	2006

Current:
Federal	$72,694	$596,564	$2,340,755
State	172,021	224,987	369,118
Foreign	979,820	516,711	448,126

	$1,224,535	$1,338,262	$3,157,999

Deferred:
Federal	$1,117,191	$(214,280)	$(926,101)
State	84,164	(84,607)	(84,455)
Foreign	(313,215)	---	---
	$888,140	$(298,887)	$(1,010,556)

	$2,112,675	$1,039,375	$2,147,443

A reconciliation of income tax expense (benefit) using the statutory U.S. income tax rate compared with actual income tax expense (benefit) was as follows:

	2008	2007	2006

U.S. federal statutory income tax rate	34.0%	34.0%	34.0%
Re-evaluation of tax contingencies	---	(8.9%)	---
Income from "pass-through" entities taxable to minority partners	(5.8%)	(7.9%)	(4.6%)
International rate differences	(0.1%)	(2.6%)	4.3%
Extraterritorial income tax exclusion	---	(0.9%)	(1.4%)
State taxes, net of federal benefit	4.1%	2.2%	3.4%
Other	5.8%	2.3%	0.3%

Total	38.0%	18.2%	36.0%

The significant components of deferred tax assets (liabilities) are as follows:

	Fiscal Year
	2008	2007

Contract and other reserves	$3,173,351	$3,252,519
Fixed assets and intangibles	855,144	1,148,248
Accrued compensation	672,134	625,289
Net operating loss carryforwards	586,827	1,708,130
Foreign and state income taxes	910,683	---
Accrued interest	359,781	---
Other	547,524	178,918
Deferred tax assets	$7,105,443	$6,913,104

State income taxes	(268,326)	(312,144)
Deferred tax liabilities	(268,326)	(312,144)
Net deferred tax asset	$6,837,117	$6,600,960

The net change in deferred tax assets and liabilities was due to an increase in deferred tax assets related to the adoption of FIN 48.

The Company has not recorded income taxes applicable to undistributed earnings of all foreign subsidiaries that are indefinitely reinvested in those operations.  At July 31, 2008, these amounts related primarily to operations in Saudi Arabia and Chile of approximately $ 1,880,000.

The Company's tax benefit related to continuing operations for fiscal year ended July 31, 2007 reflects an additional benefit of $510,000 as a result of a change in its estimated contingent tax liabilities for income tax audits.  These contingent liabilities were re-evaluated and a downward adjustment was made as a result of an appeals settlement that occurred in July of 2007 relating to positions taken on the company's fiscal 2004 and fiscal 2005 tax returns. In September of 2007 the Internal Revenue Service concluded the audits of fiscal 2004 through 2006.

As of July 31, 2008, for federal income tax return purposes, the Company has approximately $1,700,000 of U.S. federal net operating loss carryforwards available to offset future taxable income.  This loss carryforward will expire in 2027.  SFAS 109 specifies that deferred tax assets are to be reduced by a valuation allowance if it is more likely then not that some portion of the deferred tax asset will not be realized.  Management believes that future taxable income should be sufficient to realize all of our deferred tax assets.

In July of 2006, the FASB issued FIN 48, an interpretation of SFAS 109.  FIN 48 clarifies the accounting for uncertainty in income taxes and reduces the diversity in current practice associated with the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return by defining a “more-likely-than-not” threshold regarding the sustainability of the position.  The Company adopted FIN 48 beginning August 1, 2007.  See Note 18 to Consolidated Financial Statements for additional information.

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

The Company issued 41,094 shares valued at $495,183 in October 2007 pursuant to the Award Plan. These awards issued have a three year vesting period. The "pool" of excess tax benefits accumulated in Capital in Excess of Par Value at July 31, 2008 and July 31, 2007 was approximately $122,000 and $88,000, respectively.   Total gross compensation expense is recognized over the vesting period. Unrecognized compensation expense was approximately $496,000 and $349,000 at July 31, 2008 and 2007,  respectively.

c.	Stock Dividend

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

d.	Stock Repurchase

In October of 2008, the Company repurchased 197,594 shares of Class A common stock at $8.75 per share.

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

At July 31, 2008, future minimum rental commitments are as follows:

Fiscal Year	Amount

2009	$2,624,870
2010	2,221,915
2011	1,752,384
2012	1,272,833
2013	1,058,575
Thereafter	2,146,674

Lease agreements may contain step rent provisions and/or free rent concessions.  In such cases, any material leases are in compliance with paragraph 15 of the FASB Statement No. 13 “Accounting for Leases (SFAS 13).  Lease payments based on a price index have rent expense recognized on a straight line or substantially equivalent basis, and they are included in the calculation of minimum lease payments in accordance with the FASB Statement No. 29 “Determining Contingent Rentals” (SFAS 29). Gross rental expense under the above lease commitments for 2008, 2007, and 2006 was approximately $2.6 million, $2.5 million and $2.7 million, respectively.

12.	Defined Contribution Plans

Contributions to the defined contribution plan and supplemental retirement plan are discretionary and determined annually by the Board of Directors. The total expense under the plans for fiscal years 2008, 2007, and 2006 was approximately $1.5 million, $1.5 million and $1.3 million, respectively.

13.	Earnings Per Share

The computation of basic earnings per share reconciled to diluted earnings per share follows:

	Fiscal Year
	2008	2007	2006

Net income from continuing operations available to common stockholders	$1,833,610	$2,715,421	$2,981,673
Net income (loss) from discontinued operations available to common stockholders	776	359,050	(399,086)

Net income available to common stockholders	$1,834,386	$3,074,471	$2,582,587

Weighted-average common shares outstanding (basic)	4,164,186	4,194,673	4,180,287

Basic earnings (loss) per share:
Continued operations	$0.44	$0.65	$0.71
Discontinued operations	---	0.08	(0.09)

Basic earnings per share	$0.44	$0.73	$0.62

Incremental shares from assumed conversions of restricted stock awards	64,106	66,950	7,991

Adjusted weighted-average common shares outstanding	4,228,292	4,261,623	4,188,278
Diluted earnings (loss) per share:
Continued operations	$0.43	$0.64	$0.71
Discontinued operations	---	0.08	(0.09)

Diluted earnings per share	$0.43	$0.72	$0.62

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

15.	Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurement” (SFAS 157), which established a framework for measuring fair value under generally accepted accounting principles and expands disclosure about fair value measurements.  SFAS 157 is effective for the Company’s 2009 fiscal year.  The Company is assessing the impact that the adoption of SFAS 157 may have on its financial statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). The fair value option established by SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective for the Company’s 2009 fiscal year.  The Company is assessing the impact that the adoption of SFAS 159 may have on its financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - An amendment of ARB No. 51."  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.  This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, for the fiscal year ending July 31, 2010 for the Company). Earlier adoption is prohibited. The Company is currently assessing the effect SFAS 160 will have on its financial statements.

In December 2007, the FASB issued SFAS No. 141 R (revised 2007), “Business Combinations “ (SFAS 141R).   SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for the Company beginning August 1, 2009 and will change the accounting for business combinations on a prospective basis.  The Company is assessing the impact that the adoption of SFAS 141R may have on its financial statements.

In June 2008, the FASB issued FASB Staff Position (FSP) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”. This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company is assessing the impact that the adoption of EITF 03-6-1 may have on its financial statements.

16.	Other Accrued Liabilities

	July 31,
	2008	2007

Allowance for contract adjustments	$3,969,980	$3,925,525
Billings in excess of revenue	4,642,578	3,995,645
Other	1,355,932	945,537

	$9,968,490	$8,866,707

17.       Transfer of Ownership/Dispositions

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

18.	Adoption of New Accounting Principles – Accounting for Uncertainty in Income Taxes

Effective August 1, 2007, the Company was required to adopt FIN 48.  FIN 48 applies to all income tax positions and clarifies the recognition of tax benefits in the financial statements by providing a two-step approach to recognition and measurement.  The first step involves assessing whether the tax position is more likely than not to be sustained upon examination based on the technical merits.  The second step involves measurement of the amount to recognize.  Tax positions that meet the more likely then not threshold are measured at the largest amount of tax benefit greater than 50% likely of being realized upon ultimate finalization with tax authorities.

Upon adoption, the Company recorded a decrease to retained earnings as of August 1, 2007 of $2,845,845 as a cumulative effect of a change in accounting principle for the adoption of FIN 48 with corresponding increases to the liability for uncertain tax positions of $2,502,108, the non-current deferred tax asset of $1,116,079, and the liability for interest and penalties associated with uncertain tax positions of $1,447,955. The Company also decreased the current deferred tax assets of $67,869 and minority interest liability of $56,008.  At August 1, 2007 E & E had approximately $2,523,443 of gross unrecognized tax benefits that if recognized, would favorably affect the effective income tax rate in future periods.

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

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in administrative and indirect operating expenses.  For the year ended July 31, 2008, E & E recognized interest and penalties of approximately $576,000.  For the year ended July 31, 2008, E & E incurred a foreign exchange loss of $144,000 to adjust the FIN 48 Kuwait tax reserve, penalties and interest and related federal tax benefit to current exchange rates.

It is reasonably possible that the liability associated with our unrecognized tax benefits will increase or decrease within the next twelve months. These changes will most likely be the result of the Kuwait tax matter described above. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

At July 31, 2008, E&E had approximately $2,746,504 of gross unrecognized tax benefits that if recognized, would favorably affect the effective income tax rate in future periods.  At July 31, 2008, the liability for uncertain tax positions and associated interest and penalties are classified as noncurrent liabilities.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at August 1, 2007 - adoption of FIN 48	$2,523,443
New current year tax positions	48,344
Adjustments to prior year tax positions	47,765
Foreign currency effect	126,952

Balance at July 31, 2008	$2,746,504

19.	Venezuela – Discontinued Operations

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

20.       Selected Quarterly Financial Data (unaudited)
 (In thousands, except per share information)

2008	First	Second	Third	Fourth

Revenues	$25,647	$24,078	$27,413	$33,395
Gross profit	12,216	11,058	12,146	14,621
Income (loss) from operations	1,513	654	915	2,511
Income (loss) from continuing operations before income taxes and minority interest	1,511	651	609	2,782

Net income from continuing operations	501	130	123	1,080
Net income (loss) from discontinued operations	---	---	---	---
Net income	$501	$130	$123	$1,080

Net income (loss) per common share: basic
Continuing operations	$.12	$.03	$.03	$.26
Discontinued operations	---	---	---	---
Net income per common share: basic	$.12	$.03	$.03	$.26

Net income (loss) per common share: diluted
Continuing operations	$.12	$.03	$.03	$.25
Discontinued operations	---	---	---	---
Net income per common share: diluted	$.12	$.03	$.03	$.25

2007	First	Second	Third	Fourth

Revenues	$23,941	$23,849	$26,262	$28,444
Gross profit	11,124	10,503	11,940	11,824
Income from operations	1,785	1,449	1,347	729
Income from continuing operations before income taxes and minority interest	1,838	1,506	1,460	916

Net income from continuing operations	779	591	478	1,388
Net income (loss) from discontinued operations	(58)	631	1	(736)
Net income	$721	$1,222	$479	$652

Net income (loss) per common share: basic
Continuing operations	$.18	$.14	$.11	$.34
Discontinued operations	(.01)	.15	---	(.18)
Net income per common share: basic	$.17	$.29	$.11	$.16

Net income (loss) per common share: diluted
Continuing operations	$.18	$.14	$.11	$.33
Discontinued operations	(.01)	.15	---	(.18)
Net income per common share: diluted	$.17	$.29	$.11	$.15

ECOLOGY AND ENVIRONMENT, INC.
SCHEDULE II
Valuation and Qualifying Accounts
Years Ended July 31, 2008, 2007, and 2006

	Balance at beginning of period	Increase	Decrease	Balance at end of year

July 31, 2008
Allowance for doubtful accounts and contract adjustments	$1,740,523	$968,399	$652,349	$2,056,573
General cost disallowances	3,925,525	44,455	---	3,969,980
Total	$5,666,048	$1,012,854	$652,349	$6,026,553

July 31, 2007
Allowance for doubtful accounts and contract adjustments	$3,300,011	$1,054,204	$2,613,692	$1,740,523
General cost disallowances	3,396,261	529,264	---	3,925,525
Total	$6,696,272	$1,583,468	$2,613,692	$5,666,048

July 31, 2006
Allowance for doubtful accounts and contract adjustments	$3,322,065	$1,184,384	$1,206,438	$3,300,011
General cost disallowances	2,544,903	851,358	---	3,396,261
Total	$5,866,968	$2,035,742	$1,206,438	$6,696,272

Balances for 2007 reflect a reclassification of $813,000 to other accrued liabilities due to the finalization of indirect rates through fiscal year 2001.  Balances for 2006 reflect a reclassification of $162,000 for a subsidiaries allowance for doubtful accounts.

Item 9.         Changes In and Disagreements With Accountants on Accounting and Financial Disclosures

None to report.

Item 9A.      Controls and Procedures

Company management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2008. In designing and evaluating the Company's disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.  Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that, as of July 31, 2008, the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to its chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to Company’s management, including its principal executive and principal financial officers, or persons providing similar functions, as appropriate to allow timely decisions regarding required disclosure. There have been no significant changes in internal controls over financial reporting during the period covered by this report.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  Ecology and Environment, Inc. management, including Kevin S. Neumaier, President and Chief Executive Officer and H. John Mye III, its Chief Financial Officer, evaluated the effectiveness of Ecology and Environment, Inc’s internal control over financial reporting using the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that Ecology and Environment, Inc’s internal control over financial reporting was effective as of July 31, 2008.  This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B.      Other Information

None to report.

PART III

Item 10.       Directors and Executive Officers of the Registrant

The following table sets forth the names, ages and positions of the Directors and executive officers of the Company.

Name	Age	Position

Kevin S. Neumaier	44	President and Chief Executive Officer (Effective 8/1/08)

Gerhard J. Neumaier	71	Chairman of the Board and Director

Frank B. Silvestro	71	Executive Vice President and Director

Gerald A. Strobel	68	Executive Vice President of Technical Services and Director

Ronald L. Frank	70	Executive Vice President of Finance, Secretary, and Director

H. John Mye III	56	Vice President, Chief Financial Officer and Treasurer

Gerard A. Gallagher, Jr.	77	Director

Roger J. Gray	67	Senior Vice President

Laurence M. Brickman	64	Senior Vice President

Harvey J. Gross	80	Director

Ross M. Cellino	76	Director

Timothy Butler	67	Director

Each Director is elected to hold office until the next annual meeting of shareholders and until his successor is elected and qualified.  Executive officers are elected annually and serve at the discretion of the Board of Directors.

Mr. Kevin S. Neumaier became the President and Chief Executive Officer of the Company effective August 1, 2008.  Mr. Kevin S. Neumaier had been the Company’s Senior Vice President of Environmental Sustainability and Chief Information Officer.  Mr. Kevin S. Neumaier has a B.S. in Civil/Environmental Engineering, an M.S. in Natural Science and is a registered professional engineer.

Mr. Gerhard J. Neumaier is a founder of the Company and has served as the President and a Director since its inception in 1970.  On August 1, 2008, Mr Kevin S. Neumaier became president.  Mr. Gerhard J. Neumaier remains as Chairman of the Board of Directors.  Mr. Gerhard J. Neumaier has a B.M.E. in engineering and a M.A. in physics.

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

Mr. Frank is a founder of the Company and has served as Secretary, Treasurer, Vice President of Finance and a Director since its inception in 1970.  In August 1986, he became Executive Vice President of Finance.  On January 18, 2008, Mr. Frank resigned his position as Chief Financial Officer and Treasurer of the Company.  Mr. Frank continues in his positions as Executive Vice President, Secretary and Director of the Company.  Mr. Frank has a B.S. in engineering and a M.S. in biophysics.

Mr. Mye was appointed Chief Financial Officer, a Vice President and Treasurer of the Company on January 18, 2008.  Mr. Mye has an MBA and is a registered professional engineer in New York.

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

Mr. Butler was appointed as a Director representing Class A shareholders by the remaining members of the Board of Directors of the Company on September 5, 2003 to fill a vacancy until the next annual meeting of shareholders.  Mr. Butler is a retired bank executive with 38 years of experience as a senior bank officer concentrating in business lending and finance.

The Board of Directors has designated that Mr. Butler is the audit committee financial expert serving on its audit committee.  Mr. Butler is independent, as that term is used in Item 7(d)(3)(iv) of Schedule 14A of the Securities Exchange Act Regulations.

The Company has a separately-designated standing audit committee established in accordance with section 3 (a) 58 (A) of the Securities Exchange Act of 1934 and the requirements of the American Stock Exchange and NASDAQ.  The members of the audit committee are Timothy Butler, Ross M. Cellino, and Harvey J. Gross.

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

The Company's Board of Directors, acting as a Compensation Committee of the whole (see item 1 Business - Corporate Governance/American Stock Exchange Rules), is responsible for overseeing all of the executive compensation and equity plans and programs to ensure that its officers and senior staff are compensated in a manner that is consistent with its competitively based annual and long term performance goals.

There is shown below information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended July 31, 2008, 2007 and 2006 of those persons who were at July 31, 2008 (i) the chief executive officer and chief executive officer elect, and (ii) the two other most highly compensated executive officers with annual salary and bonus for the fiscal year ended July 31, 2008 in excess of $100,000. In this report, the four persons named in the table below are referred to as the "Named Executives."

SUMMARY COMPENSATON TABLE
		Annual Compensation			Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary	Bonus (1)	Other	Stock Incentive Options (Shares)	Restricted Stock Awards (3)	Long-Term Compensation Payouts	All Other (2)	Total

Gerhard J. Neumaier	2008	$312,992	$36,000	-0-	-0-	-0-	-0-	$11,790	$360,782
President and Director	2007	$301,163	$35,000	-0-	-0-	-0-	-0-	$11,540	$347,703
	2006	$290,289	$45,000	-0-	-0-	-0-	-0-	$18,164	$353,453

Kevin S. Neumaier	2008	$136,590	$18,000	-0-	-0-	-0-	-0-	$8,024	$162,614
President Elect	2007	$124,397	$19,200	-0-	-0-	$6,000	-0-	$7,357	$156,954
(Effective August 1, 2008)	2006	$97,213	$18,900	-0-	-0-	-0-	-0-	$6,120	$122,233

Frank B. Silvestro	2008	$285,264	$36,000	-0-	-0-	-0-	-0-	$11,358	$332,622
Executive Vice President and	2007	$277,531	$35,000	-0-	-0-	-0-	-0-	$11,108	$323,639
Director	2006	$261,526	$45,000	-0-	-0-	-0-	-0-	$16,712	$323,238

Gerald A. Strobel	2008	$285,264	$36,000	-0-	-0-	-0-	-0-	$11,790	$333,054
Executive Vice President of	2007	$274,484	$35,000	-0-	-0-	-0-	-0-	$11,540	$321,024
Technical Services and Director	2006	$264,573	$45,000	-0-	-0-	-0-	-0-	$16,864	$326,437

(1)	Amounts earned for bonus compensation determined by the Board of Directors.
(2)
Represents group term life insurance premiums, contributions made by the Company to its Defined Contribution Plan and Defined Contribution Plan SERP (terminated in FY 2006) accruals on behalf of each of the Named Executives.

(3)
As of July 31, 2008, there were 2,313 shares of the Company's Class A Common Stock which was restricted stock issued pursuant to the Company's Stock Award Plan issued to Kevin S. Neumaier having a value of $25,512.

Outstanding Equity Awards at July 31, 2008

The following table sets forth the information concerning the unvested restricted stock grants awarded to the CEO and each of the Named Executive Officers as of the end of fiscal year 2008:

	Stock Awards
Name	Number of Shares that have not Vested (1)	Market Value of Shares that have not Vested (2)

Kevin S. Neumaier	2,313	$25,512

(1)	The stock shares awarded have a three year vesting period.
      (2)     Market Value is calculated based on the fair market value of the Company’s stock at July 31, 2008 ($11.03).

Stock Vested in Fiscal Year 2007

The following table sets forth the information concerning the amount of stock grants awarded to the CEO and each of the Named Executive Officers that had vested as of the end of fiscal year 2008:

Stock Awards
Name	Number of Shares Acquired on Vesting (1)	Value Realized on Vesting (1)

Kevin S. Neumaier	-0-	-0-

(1)	Value realized reflects the market value of the stock at July 31, 2008 ($11.03).

Director Compensation

The following table shows the cash amounts earned by each non-employee director for his services in fiscal year 2007.

Name	Board Member Fees	Board Meeting Fees	Other (1)	Total Amount Paid

Harvey J. Gross	$31,375	$-0-	$-0-	$31,375
Gerard A. Gallagher, Jr.	$31,375	$-0-	$34,755	$66,130
Ross M. Cellino	$31,375	$-0-	$-0-	$31,375
Timothy Butler	$31,375	$-0-	$-0-	$31,375

(1)	Other is the value paid under a consulting fee arrangement.

During fiscal year 2008, each non-employee director was compensated with a director fee in an annual rate of $31,375.  The Directors fees were paid quarterly.  Other than the directors fee the directors received no other compensation from the Company as director or as serving as members or the chairman of any committee of the Board of Directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The following table sets forth, as of September 30, 2008, the number of outstanding shares of Class A Common Stock and Class B Common Stock of the Company beneficially owned by each person known by the Company to be the beneficial owner of more than 5 percent of the then outstanding shares of Common Stock:

	Class A Common Stock		Class B Common Stock
Name and Address (1)	Nature and Amount of Beneficial Ownership (2) (3)	Percent of Class as Adjusted (3)	Nature and Amount of Beneficial Ownership (2) (3)	Percent Of Class

Gerhard J. Neumaier*	395,236	13.4%	363,188	21.8%
Frank B. Silvestro*	290,783	10.1%	290,783	17.4%
Ronald L. Frank*	207,330	7.5%	191,040	11.5%
Gerald A. Strobel*	218,652	7.8%	218,652	13.1%
Kevin S. Neumaier*	120,552	4.5%	101,354	6.1%
Wedbush, Inc. (4)	252,405	8.9%	---	---
AXA Financial, Inc. (5)	159,080	5.8%	---	---
Franklin Resources, Inc. (6)	212,100	7.6%	---	---

*See Footnotes in next table.

(1)
The address for Gerhard J. Neumaier, Frank B. Silvestro, Ronald L. Frank, Gerald A. Strobel and Kevin S. Neumaier is c/o Ecology and Environment, Inc., 368 Pleasant View Drive, Lancaster, New York 14086, unless otherwise indicated. The address for Wedbush, Inc. is 1000 Wilshire Blvd.,  Los Angeles, CA 90017-2459 and the address for Edward W. Wedbush and Wedbush Morgan Securities is P.O. Box 30014, Los Angeles, CA 90030-0014.  The address for AXA Financial, Inc. is 1290 Avenue of the Americas, New York, NY 10104.  The address for Franklin Resources, Inc. is One Franklin Parkway, San Mateo, CA 94403-1906.

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

(3)
There are 2,586,906 shares of Class A Common Stock issued and outstanding and 1,667,426 shares of Class B Common Stock issued and outstanding as of September 30, 2008.  The figures in the "as adjusted" columns are based upon these totals and except as set forth in the preceding sentence, upon the assumptions described in footnote 2 above.

(4)	Includes shares owned by subsidiaries and affiliates of Wedbush, Inc. based upon a Schedule 13G filed by Wedbush, Inc. on February 15, 2008.

(5)	Includes shares owned by subsidiaries and affiliates of AXA Financial, Inc. based upon a Schedule 13G filed by AXA Financial, Inc. on February 14, 2008.

(6)	Includes shares owned by subsidiaries and affiliates of Franklin Resources, Inc. based upon a Schedule 13G filed by Franklin Resources, Inc. on February 6, 2008.

Security Ownership of Management

The following table sets forth certain information regarding the beneficial ownership of the Company's Class A Common Stock and Class B Common Stock as of September 30, 2008, by (i) each Director of the Company and (ii) all Directors and officers of the Company as a group.

	Class A Common Stock		Class B Common Stock
Name (1)	Nature and Amount of Beneficial Ownership (2) (3)	Percent of Class as Adjusted (4)	Nature and Amount of Beneficial Ownership (2) (3)	Percent of Class

Gerhard J. Neumaier (5) (10)	395,236	13.4%	363,188	21.8%
Frank B. Silvestro (10)	290,783	10.1%	290,783	17.4%
Ronald L. Frank (6) (10)	207,330	7.5%	191,040	11.5%
Gerald A. Strobel (7) (10)	218,652	7.8%	218,652	13.1%
Harvey J. Gross (8)	84,048	3.2%	74,598	4.5%
Gerard A. Gallagher, Jr.	62,606	2.4%	62,265	3.7%
Ross M. Cellino (9)	16,914	*	1,102	*
Timothy Butler	1,680	*	---	---
Directors and Officers Group (12 individuals)	1,427,505	36.6%	1,317,250	79.0%

* Less than 0.1%

1.	The address of each of the above shareholders is c/o Ecology and Environment, Inc., 368 Pleasant View Drive, Lancaster, New York 14086.

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

4.
There are 2,586,906 shares of Class A Common Stock issued and outstanding and 1,667,426 shares of Class B Common Stock issued and outstanding as of September 30, 2008.  The figure in the "as adjusted" columns are based upon these totals and except as set forth in the preceding sentence, upon the assumptions described in footnotes 2 and 3 above.

5.
Includes 551 shares of Class A Common Stock owned by Mr. Neumaier's spouse, as to which he disclaims beneficial ownership.  Includes 18,201 shares of Class A Common Stock owned by Mr. Gerhard J. Neumaier's Individual Retirement Account.  Does not include any shares of Class A Common Stock or Class B Common Stock held by Mr. Gerhard J. Neumaier's adult children.  Includes 2,306 shares of Class A Common Stock owned by a Partnership in which Mr. Gerhard J. Neumaier is a general partner.

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

10.        Subject to the terms of the Restrictive Agreement.  See "Security Ownership of Certain Beneficial Owners-Restrictive Agreement."

Restrictive Agreement

Messrs. Gerhard J. Neumaier, Silvestro, Frank and Strobel entered into a Stockholders' Agreement in 1970 which governs the sale of certain shares of common stock owned by them, the former spouse of one of the individuals and the children of those individuals.  The agreement provides that prior to accepting a bona fide offer to purchase all or any part of their shares, each party must first allow the other members to the agreement the opportunity to acquire on a pro rata basis, with right of over-allotment, all of such shares covered by the offer on the same terms and conditions proposed by the offer.

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

Based solely on a review of the copies of such forms furnished to the Company and written representations from the Company’s Executive Officers and Directors, the Company believes that during the fiscal year ending July 31, 2008 all Section 16(a) filing requirements applicable to its Executive Officers, Directors and greater than ten percent (10%) beneficial owners were complied with by such persons, except for the filing of a Form 4 statement by Gerhard J. Neumaier for the acquisition of 105 Class A shares of Common Stock by his IRA account that occurred on February 5, 2008 but which statement was not filed until February 14, 2008 since Gerhard J. Neumaier was out of town.

Item 13.	Certain Relationships and Related Transactions

Director Gerard A. Gallagher, Jr.'s son Gerard A. Gallagher, III, serves as a Senior Vice President with the company and received aggregate compensation of $137,154 for his services during fiscal year 2008.  The company believes that compensation for him is commensurate with his peers and his relationships during 2008 were reasonable and in the best interest of the Company.

Item 14.	Principal Accounting Fees and Services

During the fiscal years ended July 31, 2008 and 2007, Schneider Downs & Co., Inc. (SD) provided audit and audit related services to the Company.  The Audit Committee meets with the Company’s independent registered accounting firm to approve the annual scope of accounting services to be performed, including all audit, audit-related, and non-audit services, and the related fee estimates. The Audit Committee also meets with our independent registered accounting firm, on a quarterly basis, following completion of their quarterly reviews and annual audit before our earnings announcements, to review the results of their work. As appropriate, management and our independent registered accounting firm update the Audit Committee with material changes to any service engagement and related fee estimates as compared to amounts previously approved. Under its charter, the Audit Committee has the authority and responsibility to review and approve, in advance, any audit and proposed permissible non-audit services to be provided to the Company by its independent registered public accounting firm. Set forth below are the aggregate fees billed for these services for the last two fiscal years.

	FY 2008	FY 2007

Audit Fees	$251,400	$252,400
Audit Related Services	51,700	33,800

Grand Total	$303,100	$286,200

Audit Fees: The aggregate fees accrued for professional services rendered for the audit of the Company's financial statements for the fiscal years ended July 31, 2007 and 2007 and for the reviews of the financial statements included in the Company's quarterly reports on Form 10-Q for the fiscal years ended July 31, 2008 and 2007 were $251,400 and $252,400, respectively.  Also included in this number are expenses incurred related to accounting consultation services and S8 filings.

Audit Related Fees: The aggregate fees billed by SD for services rendered to the Company for 401(k), pension plan audits and indirect rate audits during the years ended July 31, 2008 and 2007 were $51,700 and $33,800, respectively.

PART IV

Item 15.      Exhibits, Financial Statements, Schedules

			Page
(a)	1.	Financial Statements

		Reports of Independent Registered Public Accounting Firms	23

		Consolidated Balance Sheets - July 31, 2008 and 2007	24

		Consolidated Statements of Income for the fiscal years ended July 31, 2008, 2007 and 2006	25

		Consolidated Statements of Cash Flows for the Fiscal years ended July 31, 2008, 2007 and 2006	26

		Consolidated Statements of Changes in Shareholders Equity for the fiscal years ended July 31, 2008, 2007 and 2006	27

		Notes to Consolidated Financial Statements	28

	2.	Financial Statement Schedule

		Schedule II - Allowance for Doubtful Accounts and Other Reserves	42

		All other schedules are omitted because they are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

3.	Exhibits

	Exhibit No.	Description

	3.1	Certificate of Incorporation (1)

	3.2	Certificate of Amendment of Certificate of Incorporation filed on March 23, 1970 (1)

	3.3	Certificate of Amendment of Certificate of Incorporation filed on January 19, 1982 (1)

	3.4	Certificate of Amendment of Certificate of Incorporation filed on January 29, 1987 (1)

	3.5	Certificate of Amendment of Certificate of Incorporation filed on February 10, 1987 (1)

	3.6	Restated By-Laws adopted on July 30, 1986 by Board of Directors (1)

	3.7	Certificate of Change under Section 805-A of the Business Corporation Law filed August 18, 1988 (2)

	4.1	Specimen Class A Common Stock Certificate (1)

	4.2	Specimen Class B Common Stock Certificates (1)

	10.1	Stockholders' Agreement among Gerhard J. Neumaier, Ronald L. Frank, Frank B. Silvestro and Gerald A. Strobel dated May 12, 1970 (1)

	10.4	Ecology and Environment, Inc. Defined Contribution Plan Agreement dated July 25, 1980 as amended on April 28, 1981 and July 21, 1983 and restated effective August 1, 1984 (1)

	10.5	Summary of Ecology and Environment Discretionary Performance Plan (3)

	10.6	1998 Ecology and Environment, Inc. Stock Award Plan and Amendments (3)

10.7	2003 Ecology and Environment, Inc. Stock Award Plan (4)

14.1	Code of Ethics (4)

21.5	Schedule of Subsidiaries as of July 31, 2008 (5)

23.1	Consent of Independent Registered Public Accounting Firm - Schneider Downs & Co., Inc. (5)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (5)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (5)

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)

Footnotes

(1)	Filed as exhibits to the Company's Registration Statement on Form S-1, as amended by Amendment Nos. 1 and 2, (Registration No. 33-11543), and incorporated herein by reference.

(2)	Filed as exhibits to the Company's Form 10-K for Fiscal Year Ending July 31, 2002, and incorporated herein by reference.

(3)	Filed as exhibits to the Company's 10-K for the Fiscal Year Ended July 31, 2003, and incorporated herein by reference.

(4)	Filed as exhibits to the Company's 10-K for the Fiscal Year Ending July 31, 2004, and incorporated herein by reference.

(5)	Filed herewith.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECOLOGY AND ENVIRONMENT, INC.

Dated: October 29, 2008	/s/ Kevin S. Neumaier
Kevin S. Neumaier, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Kevin S. Neumaier
Kevin S. Neumaier	President and Chief Executive Officer	October 29, 2008

/s/ Gerhard J. Neumaier
Gerhard J. Neumaier	Chairman of the Board and Director	October 29, 2008

/s/ Frank B. Silvestro
Frank B. Silvestro	Executive Vice President and Director	October 29, 2008

/s/ Gerald A. Strobel
Gerald A. Strobel	Executive Vice President of Technical Services and Director	October 29, 2008

/s/ Ronald L. Frank
Ronald L. Frank	Executive Vice President of Finance, Secretary, and Director	October 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated (Continued):

/s/ H. John Mye, III
H. John Mye, III	Vice President, Chief Financial Officer and Treasurer	October 29, 2008

/s/ Gerard A. Gallagher, Jr.
Gerard A. Gallagher, Jr.	Director	October 29, 2008

/s/ Harvey J. Gross
Harvey J. Gross	Director	October 29, 2008

/s/ Ross M. Cellino
Ross M. Cellino	Director	October 29, 2008

/s/ Timothy Butler
Timothy Butler	Director	October 29, 2008

Ecology and Environment, Inc. 10-K - FYE 7/31/08