Form 10-Q
period 2008-11-01
ECOLOGY & ENVIRONMENT INC
filed 2008-12-16
CIK 809933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended November 1, 2008

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to __________

Commission File Number 1-9065

ECOLOGY AND ENVIRONMENT, INC.
(Exact name of registrant as specified in its charter)

New York	16-0971022
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

368 Pleasant View Drive
Lancaster, New York	14086
(Address of principal executive offices)	(Zip code)

(716)  684-8060
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Exchange Act Rule 12b-2). (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☑

At December 1, 2008, 2,423,761 shares of Registrant's Class A Common Stock (par value $.01) and 1,667,426 shares of Class B Common Stock (par value $.01) were outstanding.

PART 1
FINANCIAL INFORMATION

Item 1.       Financial Statements

Ecology and Environment, Inc
Consolidated Balance Sheet
Unaudited

	November 1,	July 31,
Assets	2008	2008

Current assets:
Cash and cash equivalents	$12,547,729	$14,178,094
Investment securities available for sale	1,145,302	1,173,195
Contract receivables, net	41,531,750	41,545,935
Deferred income taxes	4,284,818	4,450,693
Income tax receivable	15,556	15,556
Other current assets	3,127,093	2,357,307

Total current assets	62,652,248	63,720,780

Property, building and equipment, net	7,751,411	7,873,248
Deferred income taxes	2,269,127	2,386,424
Other assets	1,588,226	1,621,144

Total assets	$74,261,012	$75,601,596

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$7,831,055	$9,509,351
Accrued payroll costs	6,139,894	5,901,980
Income taxes payable	1,051,624	-
Deferred revenue	211,678	91,822
Current portion of long-term debt and capital lease obligations	1,886,004	1,377,827
Other accrued liabilities	9,336,904	9,968,490

Total current liabilities	26,457,159	26,849,470

Income taxes payable	2,734,788	2,734,788
Accrued interest and penalties	2,192,997	2,111,988
Long-term debt and capital lease obligations	396,559	481,757
Minority interest	4,450,883	4,169,247
Commitments and contingencies (see note #9)	-	-

Shareholders' equity:
Preferred stock, par value $.01 per share;
authorized - 2,000,000 shares; no shares
issued	-	-
Class A common stock, par value $.01 per
share; authorized - 6,000,000 shares;
issued - 2,661,498 shares	26,615	26,615
Class B common stock, par value $.01 per
share; authorized - 10,000,000 shares;
issued - 1,732,227 shares	17,323	17,323
Capital in excess of par value	19,759,507	20,014,257
Retained earnings	21,139,022	19,664,147
Accumulated other comprehensive income	(137,669)	834,667
Treasury stock - Class A common, 237,737 and 65,340
shares; Class B common, 64,801 and 64,801 shares, at cost	(2,776,172)	(1,302,663)

Total shareholders' equity	38,028,626	39,254,346

Total liabilities and shareholders' equity	$74,261,012	$75,601,596

The accompanying notes are an integral part of these financial statements.

Ecology and Environment, Inc.
Consolidated Statement of Income
Unaudited

	Three months ended
	November 1,	October 27,
	2008	2007

Revenue	$33,691,709	$25,646,546

Cost of professional services and
other direct operating expenses	14,174,913	10,785,721
Subcontract costs	4,652,847	2,644,671

Gross profit	14,863,949	12,216,154
Administrative and indirect operating
expenses	8,056,096	7,388,112
Marketing and related costs	3,240,696	2,963,213
Depreciation	373,292	352,103

Income from operations	3,193,865	1,512,726
Interest expense	(116,781)	(121,181)
Interest income	77,189	140,018
Other expense	(28,852)	(20,379)
Net foreign currency exchange loss	(169)	(744)

Income from continuing operations before income
taxes and minority interest	3,125,252	1,510,440
Income tax provision	1,179,494	408,339

Net income from continuing operations
before minority interest	1,945,758	1,102,101
Minority interest	(468,633)	(601,187)

Net income from continuing operations	1,477,125	500,914
Loss from discontinued operations	(2,250)	(465)
Income tax benefit on loss from discontinued operations	-	125

Net income	$1,474,875	$500,574

Net income per common share: basic
Continuing operations	$0.36	$0.12
Discontinued operations	-	-
Net income per common share: basic	$0.36	$0.12

Net income per common share: diluted
Continuing operations	$0.35	$0.12
Discontinued operations	-	-
Net income per common share: diluted	$0.35	$0.12

Weighted average common shares outstanding: basic	4,080,197	4,164,570

Weighted average common shares outstanding: diluted	4,158,844	4,218,712

The accompanying notes are an integral part of these financial statements.

Ecology and Environment, Inc
Consolidated Statement of Cash Flows
Unaudited

	Three months ended
	November 1,	October 27,
	2008	2007

Cash flows from operating activities:
Net income	$1,474,875	$500,574
Net income (loss) from discontinued operations, net of tax	(2,250)	(340)
Income from continuing operations	1,477,125	500,914
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	373,292	352,103
Deferred income taxes	216,029	(317,163)
Share-based compensation expense	117,246	84,906
Gain on disposition of property and equipment	(501)	-
Minority interest	468,633	601,187
Provision for contract adjustments	45,281	14,660
(Increase) decrease in:
- contracts receivable, net	(1,193,971)	1,092,472
- other current assets	(984,735)	(398,335)
- other non-current assets	22,494	38,082
Increase (decrease) in:
- accounts payable	(1,286,668)	(3,587,676)
- accrued payroll costs	364,779	(1,196,493)
- income taxes payable	1,092,961	201,794
- deferred revenue	119,856	8,551
- other accrued liabilities	(279,270)	(1,525,652)
- accrued interest and penalties	81,009	107,000

Net cash provided by (used in) operating activities	633,560	(4,023,650)

Cash flows used in investing activities:
Purchase of property, building and equipment	(420,053)	(270,407)
Payment for the purchase of bond	(7,125)	(21,069)

Cash used in investing activities	(427,178)	(291,476)

Cash flows provided by (used in) financing activities:
Proceeds from debt	622,726	10,254
Repayment of debt and capital lease obligations	(199,747)	(168,490)
Distributions to minority partners	(216,012)	(236,922)
Purchase of treasury stock	(1,832,123)	-

Net cash used in financing activities	(1,625,156)	(395,158)

Effect of exchange rate changes on cash and cash equivalents	(209,341)	134,845

Discontinued Operations
Net cash used in discontinued operating activities	(2,250)	(10,525)

Net used in discontinued operations	(2,250)	(10,525)

Net decrease in cash and cash equivalents	(1,630,365)	(4,585,964)
Cash and cash equivalents at beginning of period	14,178,094	15,554,523

Cash and cash equivalents at end of period	$12,547,729	$10,968,559

The accompanying notes are an integral part of these financial statements.

Ecology and Environment, Inc
Consolidated Statement of Changes in Shareholders' Equity
Unaudited

							Accumulated
	Common Stock				Capital in		Other
	Class A		Class B		Excess of	Retained	Comprehensive	Treasury Stock			Comprehensive
	Shares	Amount	Shares	Amount	Par Value	earnings	Income	Shares	Amount		Income

Balance at July 31, 2007	2,661,498	$26,615	1,732,227	$17,323	$20,051,446	$22,211,098	$299,102	168,821		$(1,692,496)	$5,582,403
Cumulative effect of adopting FIN 48	-	-	-	-	-	(2,845,845)	-	-		-	-

	2,661,498	$26,615	1,732,227	$17,323	$20,051,446	$19,365,253	$299,102	168,821	$	- 1,692,496	$5,582,403

Net income	-	-	-	-	-	1,834,386	-	-		-	1,834,386
Foreign currency translation reserve	-	-	-	-	-	-	536,446	-		-	536,446
Cash dividends paid ($.36 per share)	-	-	-	-	-	(1,535,492)	-	-		-	-
Unrealized investment gain, net	-	-	-	-	-	-	(881)	-		-	(881)
Repurchase of Class A common stock	-	-	-	-	-	-	-	536		(5,636)	-
Issuance of stock under stock award plan	-	-	-	-	(412,173)	-	-	(41,094)		412,173	-
Share-based compensation expense	-	-	-	-	339,625	-	-	-		-	-
Tax impact of share based compensation	-	-	-	-	33,457	-	-	-		-	-
Other	-	-	-	-	1,902	-	-	1,878		(16,704)	-

Balance at July 31, 2008	2,661,498	$26,615	1,732,227	$17,323	$20,014,257	$19,664,147	$834,667	130,141		$(1,302,663)	$2,369,951

Net income	-	-	-	-	-	1,474,875	-	-		-	1,474,875
Foreign currency translation reserve	-	-	-	-	-	-	(952,611)	-		-	(952,611)
Unrealized investment gain, net	-	-	-	-	-	-	(19,725)	-		-	(19,725)
Repurchase of Class A common stock	-	-	-	-	-	-	-	207,941		(1,832,123)	-
Issuance of stock under stock award plan	-	-	-	-	(376,176)	-	-	(37,580)		376,176	-
Share-based compensation expense	-	-	-	-	117,246	-	-	-		-	-
Other	-	-	-	-	4,180	-	-	2,036		(17,562)	-

Balance at November 1, 2008	2,661,498	$26,615	1,732,227	$17,323	$19,759,507	$21,139,022	$(137,669)	$302,538		$(2,776,172)	$502,539

The accompanying notes are an integral part of these financial statements.

Ecology and Environment, Inc.
Notes to Consolidated Financial Statements

Summary of Operations and Basis of Presentation

The consolidated financial statements included herein have been prepared by Ecology and Environment, Inc., ("E&E" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Although E&E believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. Therefore, these financial statements should be read in conjunction with the financial statements and the notes thereto included in E & E's 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three months ended November 1, 2008 are not necessarily indicative of the results for any subsequent period or the entire fiscal year ending July 31, 2009.

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

Certain prior year amounts were reclassified to conform to the 2009 financial statement presentation.

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

Substantially all of the Company's cost-type work is with federal governmental agencies and, as such, is subject to audits after contract completion. Under these cost-type contracts, provisions for adjustments to accrued revenue are recognized on an annual basis and based on past audit settlement history. Government audits have been completed and final rates have been negotiated through fiscal year 2001. The balance in the allowance for contract adjustments accounts principally represents a reserve for contract adjustments for the fiscal years 1996-2009.

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

Investment securities have been classified as available for sale and are stated at estimated fair value. Unrealized gains or losses related to investment securities available for sale are reflected in accumulated other comprehensive income, net of applicable income taxes in the consolidated balance sheet and statement of changes in shareholders' equity. The cost of securities sold is based on the specific identification method.  Effective August 1, 2008, the Company has adopted the Financial Accounting Standards Board (FASB) Statement No. 157, “Fair Value Measurement” (SFAS 157).  The methodologies used to calculate the fair value of the investments held within the Company’s portfolio qualify under the Level 1 measurement requirements of SFAS 157.

f.	Translation of Foreign Currencies

The financial statements of foreign subsidiaries where the local currency is the functional currency are translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for results of operations. Translation adjustments are deferred in accumulated other comprehensive income.

The financial statements of foreign subsidiaries located in highly inflationary economies are remeasured as if the functional currency were the U.S. dollar. The remeasurement of local currencies into U.S. dollars creates transaction adjustments which are included in net income. There were no highly inflationary economy translation adjustments for fiscal years 2008-2009.

g.	Income Taxes

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

The estimated effective tax rate for fiscal year 2009 is 37.7%, down from the 38.0% reported for fiscal year 2008.

h.	Earnings Per Share (EPS)

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

i.	Impairment of Long-Lived Assets

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

j.	Cash and Cash Equivalents

For purposes of the consolidated statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. Cash paid for interest was approximately $36,000 and $50,000 for the first three months of fiscal year 2009 and 2008, respectively. Cash paid for income taxes was approximately $88,000 and $39,000 for the first three months of fiscal year 2009 and 2008, respectively.  Additionally in the first quarter of fiscal year 2008, Gustavson Associates LLC purchased from minority unit holder, Prospect Resources, their remaining 50 ownership units.  Prospect was paid $466,708 for its units with 25% of the amount paid in cash, and the assumption of a $350,000 three year note with a six percent annualized interest rate.

k.	Goodwill

During the first quarter of fiscal year 2008, additional goodwill of $256,000 was recorded as a result of the purchase of additional shares of Gustavson Associates LLC.  The total goodwill of approximately $1.1 million is subject to an annual assessment for impairment.

2.	Contract Receivables, net

	November 1, 2008	July 31, 2008

United States government -
Billed	$3,212,957	$3,431,437
Unbilled	3,611,895	2,669,211
	6,824,852	6,100,648

Industrial customers and state and municipal governments -
Billed	20,514,009	20,811,500
Unbilled	16,283,888	16,690,360
	36,797,897	37,501,860

Less allowance for doubtful accounts and contract adjustments	(2,090,999)	(2,056,573)

	$41,531,750	$41,545,935

United States government receivables arise from long-term U.S. government prime contracts and subcontracts. Unbilled receivables result from revenues which have been earned, but are not billed as of period-end. The above unbilled balances are comprised of incurred costs plus fees not yet processed and billed; and differences between year-to-date provisional billings and year-to-date actual contract costs incurred.  Within the above billed balances are contractual retainages in the amount of approximately $281,000 at November 1, 2008 and $290,000 at July 31, 2008. Management anticipates that the November 1, 2008 retainage balance will be substantially collected within one year. Included in the balance of receivables for industrial customers and state and municipal customers are receivables, net of subcontract costs, due under the contracts in Saudi Arabia and Kuwait of $3.2 million at November 1, 2008 and $3.5 million at July 31, 2008.

Included in other accrued liabilities is an additional allowance for contract adjustments relating to potential cost disallowances on amounts billed and collected in current and prior years' projects of approximately $4.0 million at November 1, 2008 and July 31, 2008. Also included in other accrued liabilities is a reclassification of billings in excess of recognized revenues of approximately $4.1 million at November 1, 2008 and $4.6 million at July 31, 2008.  The allowance for contract adjustments is recorded for contract disputes and government audits when the amounts are estimatable.

3.	Line of Credit

The Company maintains unsecured lines of credit available for working capital and letters of credit of $20 million with various banks at one-half percent below the prevailing prime rate.  Other lines are available solely for letters of credit in the amount of $18.5 million.  The Brazilian subsidiary in July 2008 borrowed $1 million under a four month term note at 5.19% annualized interest rate.  The Company guarantees both the Brazilian term note and the Walsh Environmental line of credit.  The banks have recently reaffirmed the Company’s lines of credit. At November 1, 2008 and July 31, 2008 the company had letters of credit outstanding totaling approximately $1.2 million.  At November 1, 2008 and July 31, 2008 there was $1.0 million of borrowings from the Brazilian subsidiary for working capital.  After letters of credit and loans, there was $37.0 million of line still available at November 1, 2008.   The Company believes that cash flows from operations and borrowings against the line of credit will be sufficient to cover all working capital requirements for at least the next twelve months and the foreseeable future.

4.	Long-Term Debt and Capital Lease Obligations

Debt inclusive of capital lease obligations at November 1, 2008 and July 31, 2008 consists of the following:

	November 1, 2008	July 31, 2008

Various bank loans and advances at interest rates ranging from 5% to 14%	$2,048,021	$1,702,392
Capital lease obligations at varying interest rates averaging 11%	234,542	157,192
	2,282,563	1,859,584

Less: current portion of debt and capital lease obligations	(1,886,004)	(1,377,827)

Long-term debt and capital lease obligations	$396,559	$481,757

The aggregate maturities of long-term debt and capital lease obligations at November 1, 2008 are as follows:

Amount

Nov 2008 – Oct 2009	$1,886,004
Nov 2009 – Oct 2010	235,279
Nov 2010 – Oct 2011	76,607
Nov 2011 – Oct 2012	31,234
Nov 2012 – Oct 2013	33,160
Thereafter	20,279
$2,282,563

5.	Stock Award Plan

The 2003 Stock Award Plan (the "2003 Plan") was approved by the shareholders at the annual meeting held in January 2004 (the 1998 Plan and the 2003 Plan collectively referred to as the "Award Plan"). The 2003 Plan was approved retroactive to October 16, 2003 and terminated on October 15, 2008. Under the Award Plan key employees (including officers) of the Company or any of its present or future subsidiaries may be designated to received awards of Class A

Common stock of the Company as a bonus for services rendered to the Company or its subsidiaries, without payment therefore, based upon the fair market value of the Company stock at the time of the award. The Award Plan authorizes the Company's board of directors to determine for what period of time and under what circumstances awards can be forfeited.

The Company awarded 37,580 shares valued at $414,507 in October 2008 pursuant to the Award Plan. These awards issued have a three year vesting period. The "pool" of excess tax benefits accumulated in Capital in Excess of Par Value at November 1, 2008 and July 31, 2008 was $122,000.   Total gross compensation expense is recognized over the vesting period. Unrecognized compensation expense was approximately $785,000 and $496,000 at November 1, 2008 and July 31, 2008,  respectively.

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

8.	Earnings Per Share

The computation of basic earnings per share reconciled to diluted earnings per share follows:

	Three Months Ended
	November 1, 2008	October 27, 2007

Income from continuing operations available to common stockholders	$1,477,125	$500,914
Loss from discontinued operations available to common stockholders	(2,250)	(340)
Total income available to common stockholders	1,474,875	500,574
Weighted-average common shares outstanding (basic)	4,080,197	4,164,570
Basic earnings per share:
Continuing operations	$.36	$.12
Discontinued operations	---	---
Total basic earnings per share	$.36	$.12
Incremental shares from assumed conversions of restricted stock awards	78,647	54,142
Adjusted weighted-average common shares outstanding	4,158,844	4,218,712
Diluted earnings per share:
Continuing operations	$.35	$.12
Discontinued operations	---	---
Total diluted earnings per share	$.35	$.12

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

10.	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, which established a framework for measuring fair value under generally accepted accounting principles and expands disclosure about fair value measurements.  SFAS 157 has been fully adopted for the Company’s 2009 fiscal year without significant impact.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). The fair value option established by SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 has been adopted for the Company’s 2009 fiscal year.

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements - An amendment of ARB No. 51."  This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest.  This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, for the fiscal year ending July 31, 2010 for the Company). Earlier adoption is prohibited. The Company is currently assessing the effect SFAS 160 will have on its financial statements.

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

In June 2008, the FASB issued FASB Staff Position (FSP) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”. This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. This FSP is effective for the Company beginning August 1, 2009.  The Company is assessing the impact that the adoption of EITF 03-6-1 may have on its financial statements.

11.	Other Accrued Liabilities

	November 1, 2008	July 31, 2008

Allowance for contract adjustments	$3,980,835	$3,969,980
Billings in excess of revenue	4,054,070	4,642,578
Other	1,301,999	1,355,932

	$9,336,904	$9,968,490

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Operating activities provided $.6 million of cash during the first three months of fiscal year 2009. This increase was mainly attributable to the reported $1.5 million in income from operations and a $1.1 million increase in income taxes payable due to the increased profitability during the first quarter of fiscal year 2009.  Offsetting these were decreases in accounts payable, other accrued liabilities and an increase in other current assets.  Accounts payable decreased $1.3 million during the first three months of fiscal year 2009 attributable to the payment of outstanding payables due to the strong cash position of the Company.   Other accrued liabilities decreased $.3 million during the first three months of fiscal year 2009 mainly due to a decrease in billings in excess over revenue.  Other current assets increased $1.0 million during the quarter attributable to an increase in prepaid insurance.

Financing activities consumed $1.6 million of cash during the first three months of fiscal year 2009.  The Company purchased 207,941 shares of their Class A common stock for $1.8 million during the first quarter of fiscal year 2009.  Net cash inflow on long-term debt and capital lease obligations was $423,000 consisting mainly of proceeds from loans at Walsh Environmental  and capital leases held by the Walsh Environmental subsidiary, Walsh Peru.  Distributions to minority partners during the first three month of fiscal year 2008 were $216,000.

The Company maintains unsecured lines of credit available for working capital and letters of credit of $20 million with various banks at one-half percent below the prevailing prime rate.  Other lines are available solely for letters of credit in the amount of $18.5 million.  The Brazilian subsidiary in July 2008 borrowed $1 million under a four month term note at 5.19% annualized interest rate.  The Company guarantees both the Brazilian term note and the Walsh Environmental line of credit.   At November 1, 2008 and July 31, 2008 the Company had letters of credit outstanding totaling approximately $1.2 million.  At November 1, 2008 and July 31, 2008 there was $1.0 million of borrowings from the Brazilian subsidiary for working capital.  After letters of credit and loans, there was $37.0 million of line still available at November 1, 2008.  The Company believes that cash flows from operations and borrowings against the line of credit will be sufficient to cover all working capital requirements for at least the next twelve months and the foreseeable future.

Results of Operations

Revenue

Fiscal Year 2009 vs 2008

Revenues for the first quarter of fiscal year 2009 were $33.7 million, an increase of $8.1 million from the $25.6 million reported for the prior year due mainly to increases in revenue at the parent company (E&E) and the majority owned subsidiary Walsh Environmental.  E&E’s revenue increased $6.6 million or 42% during the first quarter of fiscal year 2009 from work on contracts in the Company’s energy and federal government sectors.  Revenues from commercial clients of E&E were $7.7 million for the first quarter of fiscal year 2009, an increase of $3.6 million or 88% from the $4.1 million reported during the prior year.  The increase in commercial revenue was mainly attributable to an increase in work levels on contracts in the energy sector.  Revenue from federal government clients of E&E were $7.4 million during the first quarter of fiscal year 2009, an increase of $2.4 million from the $5.0 million reported in the prior year.  The increase in federal government revenue was mainly attributable to an increase in work levels on various contracts with the United States Department of Defense (DOD) and United States Environmental Protection Agency (EPA). Revenues from Walsh Environmental were $8.0 million for the first quarter of fiscal year 2009, an increase of 19% from the $6.7 million reported in fiscal year 2008.  The increase in Walsh Environmental revenues was mainly attributable to increased activity in the environmental remediation, asbestos and energy markets.

Fiscal Year 2008 vs 2007

Revenue for the first quarter of fiscal year 2008 was $25.6 million, an increase of $1.7 million from the $23.9 million reported in the first quarter of the prior year.  The increase was mainly attributable to increases in work performed by EEI’s majority owned subsidiaries E&E do Brasil and Walsh Environmental.  Revenues from E&E do Brasil were $2.1 million for the first quarter of fiscal year 2008, an increase of $1.0 million or 91% over the prior year due mainly to increased work in the public and private power industries.  Revenues from Walsh Environmental were $6.7 million for the first quarter of fiscal year 2008, an increase of 20% from the $5.6 million reported in the first quarter of fiscal year 2007.  The increase in Walsh Environmental revenues was mainly attributable to increased activity in the environmental remediation and asbestos markets.  During the first quarter of fiscal year 2008, revenues from state clients of the parent company increased $1.3 million from the $5.2 million reported during the prior year.  The increase in state revenue was mainly attributable to an increase in work levels on contracts in New York.  Offsetting these increases for the first quarter of fiscal year 2008 were reduced revenues in the parent company from work performed on contracts with various commercial clients.  Revenue from commercial clients of the parent company were $4.1 million during the first quarter of fiscal year 2008, a decrease $1.3 million from the $5.4 million reported in the prior year.

Income From Continuing Operations Before Income Taxes and Minority Interest

Fiscal Year 2009 vs 2008

The Company’s income from continuing operations before income taxes and minority interest was $3.1 million for the first quarter of fiscal year 2009, an increase of $1.6 million or 107% from the $1.5 million reported in the first quarter of fiscal year 2008.  Gross profits increased 22% as a result of the increased revenues reported at E&E and Walsh Environmental.  The increased gross profits were offset by higher indirect costs attributable to increased staffing levels and increased business development costs worldwide.  E&E has experienced significant increases in labor utilization during the first quarter of fiscal year 2009 due to the increased work volume.  For the three months ended November 1, 2008, E&E accrued additional expenses of approximately $81,000 ($.01 per share) related to the FASB Interpretation No. 48 “Uncertainty in Income Taxes” (“FIN 48”) tax accrual.  The majority of this expense is interest related to Kuwait taxes.  The Company has continued its assertion of a contractual obligation for reimbursement from the Public Authority for Assessment of Compensation for Damages Resulting from Iraqi Aggression (PAAC) should any tax liability be agreed to with the Kuwait Ministry of Finance, however the assessment of this reimbursement in not permitted under FIN 48.

Fiscal Year 2008 vs 2007

The Company’s income from continuing operations before income taxes and minority interest was $1.5 million for the first quarter of fiscal year 2008, down 17% from the $1.8 million reported in the first quarter of fiscal year 2007. Gross profits increased as a result of the increased revenues reported at Walsh Environmental and E&E do Brasil and a decrease in corporate wide subcontractor costs.  The increased gross profits were offset by higher indirect costs during the first quarter.  Consolidated indirect costs increased $1.2 million during the first quarter of fiscal year 2008 as a result of an increase in marketing and bid and proposal costs and costs associated with increased staffing levels at Walsh Environmental and E&E do Brasil.  Marketing and bid and proposal costs were $3.0 million for the first quarter of fiscal year 2008, an increase of $500,000 from the $2.5 million reported in the prior year.  The volume of proposals increased 51% while the value of the proposals submitted increased 285% to $77 million during the first quarter of fiscal year 2008.  For the three months ended October 27, 2007, E&E accrued additional expenses of approximately $107,000 ($.02 per share) related to the FIN 48 tax accrual. The majority of this expense was interest and penalties related to Kuwait taxes.

Income Taxes

The estimated effective tax rate for fiscal year 2009 is 37.7%, down slightly from the 38.0% reported for fiscal year 2008.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurement” (SFAS 157), which established a framework for measuring fair value under generally accepted accounting principles and expands disclosure about fair value measurements.  SFAS 157 has been fully adopted for the Company’s 2009 fiscal year witout significant impact.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). The fair value option established by SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 has been adopted for the Company’s 2009 fiscal year.

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

In June 2008, the FASB issued FASB Staff Position (FSP) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”. This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. This FSP is effective for the Company beginning August 1, 2009.  The Company is assessing the impact that the adoption of EITF 03-6-1 may have on its financial statements.

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

Company management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. In designing and evaluating the Company's disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.  Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to its chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to Company’s management, including its principal executive and principal financial officers, or persons providing similar functions, as appropriate to allow timely decisions regarding required disclosure. There have been no significant changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting during the period covered by this report.

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

Item 2.	Changes in Securities and Use of Proceeds

(e)	Purchased Equity Securities. The following table summarizes the Company’s purchases of its common stock during the quarter ended November 1, 2008:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
August 1, 2008 – November 1, 2008	207,941	$8.81	207,941	163

(1)  The Company purchased 207,941 shares of its Class A common stock during the first three months of its fiscal year ended July 31, 2009, pursuant to a 200,000 share repurchase program approved at the Board of Directors meeting held in January 2004.  In February 2006, the Board of Directors authorized the repurchase of an additional 200,000 shares.

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
- 31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
- 32.1 Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
- 32.2 Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)
 Registrant filed a Form 8-K report on August 26, 2008 to announce the Company’s move from the American Stock Exchange (AMEX)  to the National Association of Securities Dealers Automated Quotations (NASDAQ).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ecology and Environment, Inc.

Date: December 16, 2008	By:	/s/ H. John Mye, III
H. John Mye, III
Vice President, Treasurer and Chief Financial Officer - Principal Financial Officer