Form 10-Q
period 2009-01-31
ECOLOGY & ENVIRONMENT INC
filed 2009-03-17
CIK 809933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended January 31, 2009

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to __________

Commission File Number 1-9065

ECOLOGY AND ENVIRONMENT, INC.
(Exact name of registrant as specified in its charter)

New York	16-0971022
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

368 Pleasant View Drive
Lancaster, New York	14086
(Address of principal executive offices)	(Zip code)

(716)  684-8060
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

At March 1, 2009,  2,438,495 shares of Registrant's Class A Common Stock (par value $.01) and 1,651,273 shares of Class B Common Stock (par value $.01) were outstanding.

Ecology and Environment, Inc
Consolidated Balance Sheet
Unaudited

	January 31,	July 31,
Assets	2009	2008

Current assets:
Cash and cash equivalents	$11,140,368	$14,178,094
Investment securities available for sale	1,204,212	1,173,195
Contract receivables, net	43,460,279	41,545,935
Deferred income taxes	4,361,522	4,450,693
Income tax receivable	15,556	15,556
Other current assets	3,247,340	2,357,307

Total current assets	63,429,277	63,720,780

Property, building and equipment, net	7,905,289	7,873,248
Deferred income taxes	2,144,894	2,386,424
Other assets	1,645,689	1,621,144

Total assets	$75,125,149	$75,601,596

Liabilities and Shareholder's Equity

Current liabilities:
Accounts payable	$9,607,700	$9,509,351
Accrued payroll costs	5,609,211	5,901,980
Income taxes payable	803,359	-
Deferred revenue	191,317	91,822
Current portion of long-term debt and capital lease obligations	721,798	1,377,827
Other accrued liabilities	10,261,334	9,968,490

Total current liabilities	27,194,719	26,849,470

Income taxes payable	2,547,863	2,734,788
Accrued interest and penalties	2,107,776	2,111,988
Long-term debt and capital lease obligations	386,557	481,757
Minority interest	4,660,012	4,169,247
Commitments and contingencies (see note #9)	-	-

Shareholders' equity:
Preferred stock, par value $.01 per share;
authorized - 2,000,000 shares; no shares
issued	-	-
Class A common stock, par value $.01 per
share; authorized - 6,000,000 shares;
issued - 2,677,651 and 2,661,498 shares	26,776	26,615
Class B common stock, par value $.01 per
share; authorized - 10,000,000 shares;
issued - 1,716,074 and 1,732,227 shares	17,162	17,323
Capital in excess of par value	19,877,712	20,014,257
Retained earnings	21,327,009	19,664,147
Accumulated other comprehensive income (loss)	(231,184)	834,667
Treasury stock - Class A common, 239,156 and 65,340
shares; Class B common, 64,801 and 64,801 shares, at cost	(2,789,253)	(1,302,663)

Total shareholders' equity	38,228,222	39,254,346

Total liabilities and shareholders' equity	$75,125,149	$75,601,596

The accompanying notes are an integral part of these financial statements.

Ecology and Environment, Inc.
Consolidated Statement of Income
Unaudited

	Three months ended		Six months ended
	January 31,	January 26,	January 31,	January 26,
	2009	2008	2009	2008

Revenue	$34,068,691	$24,077,925	$67,760,400	$49,724,471

Cost of professional services and
other direct operating expenses	13,191,705	9,281,029	27,366,618	20,066,750
Subcontract costs	7,312,626	3,739,337	11,965,473	6,384,008

Gross profit	13,564,360	11,057,559	28,428,309	23,273,713
Administrative and indirect operating
expenses	8,458,815	7,291,221	16,514,911	14,679,333
Marketing and related costs	2,590,256	2,742,199	5,830,952	5,705,412
Depreciation	390,219	370,176	763,511	722,279

Income from operations	2,125,070	653,963	5,318,935	2,166,689
Interest expense	(129,052)	(110,120)	(245,833)	(231,301)
Interest income	57,508	119,652	134,697	259,670
Other income (expense)	8,129	(13,195)	(20,723)	(33,574)
Net foreign currency exchange gain (loss)	(94,006)	1,086	(94,175)	342

Income from continuing operations before income
taxes and minority interest	1,967,649	651,386	5,092,901	2,161,826
Income tax provision	801,281	175,914	1,981,624	584,253

Net income from continuing operations
before minority interest	1,166,368	475,472	3,111,277	1,577,573
Minority interest	(197,319)	(345,232)	(665,952)	(946,419)

Net income from continuing operations	969,049	130,240	2,445,325	631,154
Income (loss) from discontinued operations	(6,150)	431	(8,400)	(34)
Income tax benefit (provision) on income (loss) from discontinued operations	2,414	(116)	3,263	9

Net income	$965,313	$130,555	$2,440,188	$631,129

Net income per common share: basic
Continuing operations	$0.25	$0.03	$0.61	$0.15
Discontinued operations	-	-	-	-
Net income per common share: basic	$0.25	$0.03	$0.61	$0.15

Net income per common share: diluted
Continuing operations	$0.24	$0.03	$0.60	$0.15
Discontinued operations	-	-	-	-
Net income per common share: diluted	$0.24	$0.03	$0.60	$0.15

Weighted average common shares outstanding: basic	3,951,633	4,164,570	4,016,614	4,164,570

Weighted average common shares outstanding: diluted	4,023,333	4,201,362	4,101,786	4,221,298

The accompanying notes are an integral part of these financial statements.

Ecology and Environment, Inc
Consolidated Statement of Cash Flows
Unaudited

	Six months ended
	January 31,	January 26,
	2009	2008

Cash flows from operating activities:
Net income	$2,440,188	$631,129
Net income (loss) from discontinued operations, net of tax	(5,137)	(25)
Income from continuing operations	2,445,325	631,154
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	763,511	722,279
Deferred income taxes	116,681	(241,563)
Share-based compensation expense	234,593	169,812
Gain on disposition of property and equipment	(8,701)	(19)
Minority interest	665,952	946,419
Provision for contract adjustments	(87,267)	(53,838)
(Increase) decrease in:
- contracts receivable, net	(3,159,793)	2,800,409
- other current assets	(1,147,407)	(400,517)
- other non-current assets	(32,167)	36,860
Increase (decrease) in:
- accounts payable	586,838	(3,746,987)
- accrued payroll costs	(185,508)	(727,982)
- income taxes payable	650,431	972,029
- deferred revenue	99,495	(10,361)
- other accrued liabilities	722,310	(1,070,640)
- accrued interest and penalties	(4,212)	253,475

Net cash provided by operating activities	1,660,081	280,530

Cash flows used in investing activities:
Purchase of property, building and equipment	(991,239)	(533,122)
Payment for the purchase of bond	(18,574)	(95,614)

Cash used in investing activities	(1,009,813)	(628,736)

Cash flows provided by (used in) financing activities:
Dividends paid	(777,326)	(769,371)
Proceeds from debt	661,501	15,502
Repayment of debt and capital lease obligations	(1,412,730)	(224,991)
Distributions to minority partners	(434,803)	(570,593)
Purchase of treasury stock	(1,832,123)	-

Net cash used in financing activities	(3,795,481)	(1,549,453)

Effect of exchange rate changes on cash and cash equivalents	112,624	202,633

Discontinued Operations
Net cash used in discontinued operating activities	(5,137)	(16,641)

Net decrease in cash and cash equivalents	(3,037,726)	(1,711,667)
Cash and cash equivalents at beginning of period	14,178,094	15,554,523

Cash and cash equivalents at end of period	$11,140,368	$13,842,856

The accompanying notes are an integral part of these financial statements.

Ecology and Environment, Inc
Consolidated Statement of Changes in Shareholders' Equity
Unaudited

							Accumulated
	Common Stock				Capital in		Other
	Class A		Class B		Excess of	Retained	Comprehensive	Treasury Stock			Comprehensive
	Shares	Amount	Shares	Amount	Par Value	earnings	Income (loss)	Shares	Amount		Income

Balance at July 31, 2007	2,661,498	$26,615	1,732,227	$17,323	$20,051,446	$22,211,098	$299,102	168,821		$(1,692,496)	$5,582,403
Cumulative effect of adopting FIN 48	-	-	-	-	-	(2,845,845)	-	-		-	-

	2,661,498	$26,615	1,732,227	$17,323	$20,051,446	$19,365,253	$299,102	168,821	$	- 1,692,496	$5,582,403

Net income	-	-	-	-	-	1,834,386	-	-		-	1,834,386
Foreign currency translation reserve	-	-	-	-	-	-	536,446	-		-	536,446
Cash dividends paid ($.36 per share)	-	-	-	-	-	(1,535,492)	-	-		-	-
Unrealized investment gain, net	-	-	-	-	-	-	(881)	-		-	(881)
Repurchase of Class A common stock	-	-	-	-	-	-	-	536		(5,636)	-
Issuance of stock under stock award plan	-	-	-	-	(412,173)	-	-	(41,094)		412,173	-
Share-based compensation expense	-	-	-	-	339,625	-	-	-		-	-
Tax impact of share based compensation	-	-	-	-	33,457	-	-	-		-	-
Other	-	-	-	-	1,902	-	-	1,878		(16,704)	-

Balance at July 31, 2008	2,661,498	$26,615	1,732,227	$17,323	$20,014,257	$19,664,147	$834,667	130,141		$(1,302,663)	$2,369,951

Net income	-	-	-	-	-	2,440,188	-	-		-	2,440,188
Foreign currency translation reserve	-	-	-	-	-	-	(1,073,451)	-		-	(1,073,451)
Cash dividends paid ($.19 per share)	-	-	-	-	-	(777,326)	-	-		-	-
Unrealized investment gain, net	-	-	-	-	-	-	7,600	-		-	7,600
Conversion of common stock - B to A	16,153	161	(16,153)	(161)	-	-	-	-		-	-
Repurchase of Class A common stock	-	-	-	-	-	-	-	207,941		(1,832,123)	-
Issuance of stock under stock award plan	-	-	-	-	(376,176)	-	-	(37,580)		376,176	-
Share-based compensation expense	-	-	-	-	234,593	-	-	-		-	-
Other	-	-	-	-	5,038	-	-	3,455		(30,643)	-

Balance at January 31, 2009	2,677,651	$26,776	1,716,074	$17,162	$19,877,712	$21,327,009	$(231,184)	303,957		$(2,789,253)	$1,374,337

The accompanying notes are an integral part of these financial statements.

Ecology and Environment, Inc.
Notes to Consolidated Financial Statements

Summary of Operations and Basis of Presentation

The consolidated financial statements included herein have been prepared by Ecology and Environment, Inc., ("E&E" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Although E&E believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. Therefore, these financial statements should be read in conjunction with the financial statements and the notes thereto included in E & E's 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the six months ended January 31, 2009 are not necessarily indicative of the results for any subsequent period or the entire fiscal year ending July 31, 2009.

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

Investment securities have been classified as available for sale and are stated at estimated fair value. Unrealized gains or losses related to investment securities available for sale are reflected in accumulated other comprehensive income, net of applicable income taxes in the consolidated balance sheet and statement of changes in shareholders' equity. The cost of securities sold is based on the specific identification method.  Effective August 1, 2008, the Company has adopted the current portion of the Financial Accounting Standards Board (FASB) Statement No. 157, “Fair Value Measurement” (SFAS 157).  The methodologies used to calculate the fair value of the investments held within the Company’s portfolio qualify under the Level 1 measurement requirements of SFAS 157.  In February 2008, the FASB agreed to a one-year deferral for the implementation of SFAS No. 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact, if any, that the adoption of SFAS No. 157 will have on its operating results and financial condition.

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

The estimated effective tax rate for fiscal year 2009 is 38.9%, up from the 38.0% reported for fiscal year 2008.

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

For purposes of the consolidated statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. Cash paid for interest was approximately $70,000 and $85,000 for the first six months of fiscal year 2009 and 2008, respectively. Cash paid for income taxes was approximately $995,000 and $924,000 for the first six months of fiscal year 2009 and 2008, respectively.  Additionally in the first quarter of fiscal year 2008, Gustavson Associates LLC purchased from minority unit holder, Prospect Resources, their remaining 50 ownership units.  Prospect was paid $466,708 for its units with 25% of the amount paid in cash, and the assumption of a $350,000 three year note with a six percent annualized interest rate.

k.	Goodwill

During the first quarter of fiscal year 2008, additional goodwill of $256,000 was recorded as a result of the purchase of additional shares of Gustavson Associates LLC.  The total goodwill of approximately $1.1 million is subject to an annual assessment for impairment.

2.	Contract Receivables, net

	January 31, 2009	July 31, 2008

United States government -
Billed	$2,538,418	$3,431,437
Unbilled	4,922,138	2,669,211
	7,460,556	6,100,648

Industrial customers and state and municipal governments -
Billed	22,748,873	20,811,500
Unbilled	15,185,012	16,690,360
	37,933,885	37,501,860

Less allowance for doubtful accounts and contract adjustments	(1,934,161)	(2,056,573)

	$43,460,280	$41,545,935

United States government receivables arise from long-term U.S. government prime contracts and subcontracts. Unbilled receivables result from revenues which have been earned, but are not billed as of period-end. The above unbilled balances are comprised of incurred costs plus fees not yet processed and billed; and differences between year-to-date provisional billings and year-to-date actual contract costs incurred.  Within the above billed balances are contractual retainages in the amount of approximately $308,000 at January 31, 2009 and $290,000 at July 31, 2008. Management anticipates that the January 31, 2009 retainage balance will be substantially collected within one year. Included in the balance of receivables for industrial customers and state and municipal customers are receivables, net of subcontract costs, due under the contracts in Saudi Arabia and Kuwait of $3.5 million at January 31, 2009 and $3.5 million at July 31, 2008.

Included in other accrued liabilities is an additional allowance for contract adjustments relating to potential cost disallowances on amounts billed and collected in current and prior years' projects of approximately $4.0 million at January 31, 2009 and July 31, 2008. Also included in other accrued liabilities is a reclassification of billings in excess of recognized revenues of approximately $4.6 million at January 31, 2009 and $4.6 million at July 31, 2008.  The allowance for contract adjustments is recorded for contract disputes and government audits when the amounts are estimatable.

3.	Line of Credit

The Company maintains unsecured lines of credit available for working capital and letters of credit of $19 million with various banks at one-half percent below the prevailing prime rate.  Other lines are available solely for letters of credit in the amount of $18.5 million.  The Brazilian subsidiary in July 2008 borrowed $1 million under a four month term note at 5.19% annualized interest rate.  The Brazilian loan was paid off in December 2008.  The Company guarantees the Walsh Environmental line of credit.  The banks have reaffirmed the Company’s lines of credit within the past twelve months. At January 31, 2009 and July 31, 2008 the company had letters of credit outstanding totaling approximately $1.2 million.   Borrowings by the Brazilian subsidiary for working capital were $0 and $1.0 million at January 31, 2009 and July 31, 2008, respectively.  After letters of credit and loans, there was $36.6 million of line still available at January 31, 2009.

4.	Long-Term Debt and Capital Lease Obligations

Debt inclusive of capital lease obligations at January 31, 2009 and July 31, 2008 consists of the following:

	January 31, 2009	July 31, 2008

Various bank loans and advances at interest rates ranging from 5% to 14%	$871,934	$1,702,392
Capital lease obligations at varying interest rates averaging 11%	236,421	157,192
	1,108,355	1,859,584

Less: current portion of debt and capital lease obligations	(721,799)	(1,377,827)

Long-term debt and capital lease obligations	$386,556	$481,757

The aggregate maturities of long-term debt and capital lease obligations at January 31, 2009 are as follows:

Amount

Feb 2009 – Jan 2010	$721,799
Feb 2010 – Jan 2011	235,031
Feb 2011 – Jan 2012	74,486
Feb 2012 – Jan 2013	31,704
Feb 2013 – Jan 2014	33,660
Thereafter	11,675
$1,108,355

5.	Stock Award Plan

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

The Company awarded 37,580 shares valued at $414,507 in October 2008 pursuant to the Award Plan. These awards issued have a three year vesting period. The "pool" of excess tax benefits accumulated in Capital in Excess of Par Value at January 31, 2009 and July 31, 2008 was $122,000.   Total gross compensation expense is recognized over the vesting period. Unrecognized compensation expense was approximately $664,000 and $496,000 at January 31, 2009 and July 31, 2008,  respectively.

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

8.	Earnings Per Share

The computation of basic earnings per share reconciled to diluted earnings per share follows:

	Six Months Ended
	January 31, 2009	January 26, 2008

Income from continuing operations available to common stockholders	$2,445,325	$631,154
Loss from discontinued operations available to common stockholders	(5,137)	(25)
Total income available to common stockholders	2,440,188	631,129
Weighted-average common shares outstanding (basic)	4,016,614	4,164,570
Basic earnings per share:
Continuing operations	$.61	$.15
Discontinued operations	---	---
Total basic earnings per share	$.61	$.15
Incremental shares from assumed conversions of restricted stock awards	85,172	56,728
Adjusted weighted-average common shares outstanding	4,101,786	4,221,298
Diluted earnings per share:
Continuing operations	$.60	$.15
Discontinued operations	---	---
Total diluted earnings per share	$.60	$.15

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

The Company received a tax assessment from the Kuwait Ministry of Finance dated March 15, 2009 in the amount of approximately $2.65 million compared to a liability accrued for this tax, including interest and penalties, of $4.3 million.  The company has 30 days to evaluate this assessment and either file an objection or pay the tax. Due to the complexities of the contractual considerations related to the assessment of this tax, the Company will use this 30 day period to evaluate its options.

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

In September 2006, the FASB issued SFAS 157, which established a framework for measuring fair value under generally accepted accounting principles and expands disclosure about fair value measurements.    In February 2008, the FASB agreed to a one-year deferral for the implementation of SFAS No. 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008.  The current portion of  SFAS 157 has been adopted for the Company’s 2009 fiscal year without significant impact.  The Company is currently evaluating the impact, if any, that the adoption of the deferred portion of SFAS No. 157 will have on its operating results and financial condition.

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

11.	Other Accrued Liabilities

	January 31, 2009	July 31, 2008

Allowance for contract adjustments	$4,005,125	$3,969,980
Billings in excess of revenue	4,608,636	4,642,578
Other	1,647,573	1,355,932

	$10,261,334	$9,968,490

Item 2.                      Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Operating activities provided $1.7 million of cash during the first six months of fiscal year 2009. This increase was mainly attributable to the reported $2.4 million in net income and a $.7 million increase in income taxes payable due to the increased profitability during the first six months of fiscal year 2009. Other accrued liabilities increased $.7 million during the first six months of fiscal year 2009.  Accounts payable increased $.6 million during the first six months of fiscal year 2009 attributable to the increased work levels throughout the Company.  Offsetting these were increases in accounts receivable and other current assets. Accounts receivable increased $3.2 million during the first six months of fiscal year 2009 due to increased revenues.  Other current assets increased $1.1 million due to an increase in prepaid insurance and prepaid project costs.

Financing activities consumed $3.8 million of cash during the first six months of fiscal year 2009.  The Company paid dividends in the amount of $777,000 or $.19 per share and repurchased 207,941 shares of the Class A common stock for $1.8 million.  Net cash outflow on long-term debt and capital lease obligations was $751,000 due mainly to the repayment of a $1.0 million loan by E&E do Brasil.  Distributions to minority partners during the first six months of fiscal year 2009 were approximately $435,000.

The Company maintains unsecured lines of credit available for working capital and letters of credit of $19 million with various banks at one-half percent below the prevailing prime rate.  Other lines are available solely for letters of credit in the amount of $18.5 million.  The Brazilian subsidiary in July 2008 borrowed $1 million under a four month term note at 5.19% annualized interest rate.  The Brazilian loan was paid off in December 2008.  The Company guarantees the Walsh Environmental line of credit.  The banks have reaffirmed the Company’s lines of credit within the past twelve months. At January 31, 2009 and July 31, 2008 the Company had letters of credit outstanding totaling approximately $1.2 million.   Borrowings by the Brazilian subsidiary for working capital were $0 and $1.0 million at January 31, 2009 and July 31, 2008, respectively.  After letters of credit and loans, there was $36.6 million of line still available at January 31, 2009.   The Company believes that cash flows from operations and borrowings against the line of credit will be sufficient to cover all working capital requirements for at least the next twelve months and the foreseeable future.

Results of Operations

Revenue

Fiscal Year 2009 vs 2008

Revenues for the second quarter of fiscal year 2009 were $34.1 million, an increase of $10.0 million from the $24.1 million reported for the second quarter of fiscal year 2008.  Revenues from the Company’s majority owned subsidiary Walsh Environmental were $9.6 million for the second quarter of fiscal year 2009, an increase of $3.1 million from the $6.5 million reported in the second quarter of fiscal year 2008.  The increase in Walsh Environmental revenues was mainly attributable to increased activity in the environmental remediation and energy markets.  Revenues of the parent company E&E, Inc increased $6.4 million during the second quarter of fiscal year 2009.  The increase in revenue was attributable to increased work on contracts in the Company’s commercial and federal government sectors.  Revenues from commercial clients of E&E were $6.8 million for the second quarter of fiscal year 2009, an increase of $3.2 million from the $3.6 million reported during the second quarter of the prior year.  The increase in commercial revenue was mainly attributable to an increase in work levels on contracts in the energy sector.  Revenue from federal government clients of E&E were $8.7 million during the second quarter of fiscal year 2009, an increase of $3.8 million from the $4.9 million reported in the second quarter of fiscal year 2008.  The increase in federal government revenue was mainly attributable to an increase in work levels on various contracts with the United States Department of Defense (DOD) and United States Environmental Protection Agency (EPA).  Offsetting these increases was a decrease in work at the parent company in the state sector.  Revenue from state clients of the parent company was $5.6 million during the second quarter of fiscal year 2009, a decrease of $.6 million from the $6.2 million reported in the prior year.

Revenues for the first six months of fiscal year 2009 were $67.8 million, an increase of $18.1 million from the $49.7 million reported for the prior year.  Revenues from the Company’s majority owned subsidiary Walsh Environmental were $17.6 million for the first six months of fiscal year 2009, an increase of $4.5 million from the $13.1 million reported in the prior year.  The increase in Walsh Environmental revenues was mainly attributable to increased activity in the environmental remediation, asbestos and energy markets.  Revenues of the parent company E&E, Inc were $43.7 million, an increased of $13.0 million from the $30.7 million reported for the first six months of fiscal year 2008.  The increase in revenue was attributable to increased work on contracts in the Company’s commercial and federal government sectors.  Revenues from commercial clients of E&E were $14.6 million for the first six months of fiscal year 2009, an increase of $6.8 million from the $7.8 million reported during the prior year.  The increase in commercial revenue was mainly attributable to an increase in work levels on contracts in the energy sector.  Revenue from federal government clients of E&E were $16.1 million during the first six months of fiscal year 2009, an increase of $6.1 million from the $10.0 million reported in the prior year.  The increase in federal government revenue was mainly attributable to an increase in work levels on various contracts with DOD and EPA.

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

Income From Continuing Operations Before Income Taxes and Minority Interest

Fiscal Year 2009 vs 2008

The Company’s income from continuing operations before income taxes and minority interest was $2.0 million for the second quarter of fiscal year 2009, an increase of $1.3 million or 186% from the $.7 million reported in the second quarter of fiscal year 2008.  Gross profits increased $2.5 million during the second quarter of fiscal year 2009 as a result of the increased revenue reported at the parent company E&E, Inc. and Walsh Environmental, offset by an increase in corporate wide subcontractor costs.  The increased gross profits were offset by higher indirect costs at the parent company E&E, Inc. and the Company’s subsidiary E&E do Brasil. The increase in indirect costs was mainly attributable to an increase in staffing levels due to their overall business growth.  For the three months ended January 31, 2009, E&E accrued additional expenses of approximately $75,000 ($.01 per share) related to the FASB Interpretation No. 48 “Uncertainty in Income Taxes” (“FIN 48”) tax accrual.  The majority of this expense is interest related to Kuwait taxes.  E&E recorded a foreign exchange gain of $256,000 ($.04 per share after tax) to adjust the FIN 48 Kuwait tax reserve recorded by the parent company to current exchange rates.   E&E do Brasil recorded an exchange loss of $385,000 ($0.05 per share after tax during the second quarter of fiscal year 2009 due to the repayment of a $1.0 million loan.

The Company’s income from continuing operations before income taxes and minority interest was $5.1 million for the first six months of fiscal year 2009, an increase of $2.9 million or 132% from the $2.2 million reported in the first six months of fiscal year 2008.  Gross profits increased 22% as a result of the increased revenues reported at E&E and Walsh Environmental, offset by an increase in corporate wide subcontractor costs.  The increased gross profits were offset by higher indirect costs attributable to increased staffing levels and increased business development costs worldwide.  E&E has experienced significant increases in labor utilization during the first six months of fiscal year 2009 due to the increased work volume.  For the first six months of fiscal year 2009, E&E accrued additional expenses of approximately $156,000 ($.02 per share after tax) related to the FIN 48 tax accrual.

Fiscal Year 2008 vs 2007

The Company’s income from continuing operations before income taxes and minority interest was $651,000 for the second quarter of fiscal year 2008, down 57% from the $1.5 million reported in the second quarter of fiscal year 2007.  Gross profits increased slightly during the second quarter of fiscal year 2008 as a result of the increased revenue reported at Walsh Environmental and a decrease in corporate wide subcontractor costs.  The increased gross profits were offset by higher indirect costs at the Company’s subsidiaries Walsh Environmental and E&E do Brasil as well as increased staffing levels and business development and proposal costs worldwide within the parent company.  Contract bookings for the first six months of fiscal year 2008 increased 14% over the prior year.  Staff levels companywide increased as a result of anticipated manpower needs for the remainder of the fiscal year.  The volume of proposals increased 51% while the value of the proposals submitted increased 83% to $172 million compared to $94 million in the prior year.  Walsh Environmental reported indirect costs of $2.6 million for the second quarter of fiscal year 2008, an increase of $800,000 from the $1.8 million reported in the prior year.  The increase in indirect costs was attributable to increased staffing levels and increased operational expenses related to their overall business growth.  For the three months ended January 26, 2008, E&E accrued additional interest and penalties of approximately $146,000 ($.03 per share) related to the FIN 48 tax accrual.  The majority of this expense is related to the Kuwait taxes.  In the second quarter of fiscal year 2007, the Company sold its interest in the shrimp farm located in Costa Rica.  After deducting costs of the sale, there was an after tax gain recorded on the sale of the farm of approximately $553,000 or $.13 per share and was included in discontinued operations.

The Company’s income from continuing operations before income taxes and minority interest was $2.2 million for the first six months of fiscal year 2008, down 33% from the $3.3 million reported in the first six months of fiscal year 2007.  Gross profits increased as a result of the increased revenues reported at Walsh Environmental and E & E do Brasil and a decrease in corporate wide subcontractor costs.  The increased gross profits were offset by higher indirect costs during the first six months of fiscal year 2008.  Consolidated indirect costs increased $2.6 million during the first six months of fiscal year 2008 as a result of increased marketing and bid and proposal costs and costs associated with increased staffing levels at Walsh Environmental and E&E do Brasil.  Marketing and bid and proposal costs were $5.7 million for the first six months of fiscal year 2008, an increase of $801,000 from the $4.9 million reported in the prior year.  For the six months ended January 26, 2008, E&E accrued additional interest and penalties of approximately $253,000 ($.04 per share) related to the FIN 48 tax accrual. The majority of this FIN 48 obligation is related to the Kuwait taxes.

Income Taxes

The estimated effective tax rate for fiscal year 2009 is 38.9%, up from the 38.0% reported for fiscal year 2008.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, which established a framework for measuring fair value under generally accepted accounting principles and expands disclosure about fair value measurements.    In February 2008, the FASB agreed to a one-year deferral for the implementation of SFAS No. 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008.  The current portion of  SFAS 157 has been adopted for the Company’s 2009 fiscal year without significant impact.  The Company is currently evaluating the impact, if any, that the adoption of the deferred portion of SFAS No. 157 will have on its operating results and financial condition.

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

Federal government contracts are subject to the FAR and some state and local governmental agencies require audits, which are performed for the most part by the Defense Contract Audit Agency (DCAA). The DCAA audits overhead rates, cost proposals, incurred government contract costs, and internal control systems. During the course of its audits, the DCAA may question incurred costs if it believes we have accounted for such costs in a manner inconsistent with the requirements of the FAR or CAS and recommend that our U.S. government financial administrative contracting officer disallow such costs. Historically, we have not experienced significant disallowed costs as a result of such audits. However, we can provide no assurance that such audits will not result in material disallowances of incurred costs in the future.

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

Item 2.	Changes in Securities and Use of Proceeds

(e)	Purchased Equity Securities. The following table summarizes the Company’s purchases of its common stock during the period ended January 31, 2009:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
August 1, 2008 – January 31, 2009	207,941	$8.81	207,941	163

(1)
The Company purchased 207,941 shares of its Class A common stock during the first six months of its fiscal year ended July 31, 2009, pursuant to a 200,000 share repurchase program approved at the Board of Directors meeting held in January 2004.  In February 2006, the Board of Directors authorized the repurchase of an additional 200,000 shares.

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

Ecology and Environment, Inc.

Date: March 17, 2009	By:	/s/ H. John Mye, III
H. John Mye, III
Vice President, Treasurer and Chief Financial Officer – Principal Financial Officer