Form 10-Q
period 2009-05-02
ECOLOGY & ENVIRONMENT INC
filed 2009-06-16
CIK 809933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended May 2, 2009

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to __________

Commission File Number 1-9065

ECOLOGY AND ENVIRONMENT, INC.
(Exact name of registrant as specified in its charter)

New York	16-0971022
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

368 Pleasant View Drive
Lancaster, New York	14086
(Address of principal executive offices)	(Zip code)

(716)  684-8060
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

At June 1, 2009, 2,435,361 shares of Registrant's Class A Common Stock (par value $.01) and 1,651,273 shares of Class B Common Stock (par value $.01) were outstanding.

PART 1
FINANCIAL INFORMATION

Item 1.    Financial Statements

Ecology and Environment, Inc
Consolidated Balance Sheet
Unaudited

	May 2,	July 31,
Assets	2009	2008

Current assets:
Cash and cash equivalents	$13,516,262	$14,178,094
Investment securities available for sale	1,189,613	1,173,195
Contract receivables, net	38,838,785	41,545,935
Deferred income taxes	4,410,801	4,450,693
Income tax receivable	485,139	15,556
Other current assets	3,234,875	2,357,307

Total current assets	61,675,475	63,720,780

Property, building and equipment, net	7,915,802	7,873,248
Deferred income taxes	1,005,867	2,386,424
Other assets	1,641,949	1,621,144

Total assets	$72,239,093	$75,601,596

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$10,514,275	$9,756,189
Accrued payroll costs	6,297,023	5,901,980
Deferred revenue	169,614	91,822
Current portion of long-term debt and capital lease obligations	305,325	1,377,827
Other accrued liabilities	9,001,717	9,721,652

Total current liabilities	26,287,954	26,849,470

Income taxes payable	278,782	2,734,788
Accrued interest and penalties	115,107	2,111,988
Long-term debt and capital lease obligations	359,229	481,757
Minority interest	4,877,428	4,169,247
Commitments and contingencies (see note #11)	-	-

Shareholders' equity:
Preferred stock, par value $.01 per share;
authorized - 2,000,000 shares; no shares
issued	-	-
Class A common stock, par value $.01 per
share; authorized - 6,000,000 shares;
issued - 2,677,651 and 2,661,498 shares	26,776	26,615
Class B common stock, par value $.01 per
share; authorized - 10,000,000 shares;
issued - 1,716,074 and 1,732,227 shares	17,162	17,323
Capital in excess of par value	20,004,317	20,014,257
Retained earnings	23,048,583	19,664,147
Accumulated other comprehensive income (loss)	42,893	834,667
Treasury stock - Class A common, 242,290 and 65,340
shares; Class B common, 64,801 and 64,801 shares, at cost	(2,819,138)	(1,302,663)

Total shareholders' equity	40,320,593	39,254,346

Total liabilities and shareholders' equity	$72,239,093	$75,601,596

The accompanying notes are an integral part of these financial statements.

Ecology and Environment, Inc.
Consolidated Statement of Income
Unaudited

	Three months ended		Nine months ended
	May 2,	April 26,	May 2,	April 26,
	2009	2008	2009	2008

Revenue	$38,016,479	$27,413,230	$105,776,879	$77,137,701

Cost of professional services and
other direct operating expenses	9,530,336	11,373,396	36,896,954	31,440,146
Subcontract costs	14,740,360	3,893,812	26,705,833	10,277,820

Gross profit	13,745,783	12,146,022	42,174,092	35,419,735
Administrative and indirect operating
expenses	8,342,642	7,827,792	24,857,553	22,507,125
Marketing and related costs	3,427,081	3,033,549	9,258,033	8,738,961
Depreciation	392,641	369,015	1,156,152	1,091,294

Income from operations	1,583,419	915,666	6,902,354	3,082,355
Interest expense	203,131	(112,880)	(42,702)	(344,181)
Interest income	32,042	97,836	166,739	357,506
Other expense	(67,806)	(65,666)	(88,529)	(99,240)
Net foreign exchange gain (loss)	40,751	(226,204)	(53,424)	(225,862)

Income from continuing operations before income
taxes and minority interest	1,791,537	608,752	6,884,438	2,770,578
Income tax provision (benefit)	(398,691)	228,384	1,582,933	812,637

Net income from continuing operations
before minority interest	2,190,228	380,368	5,301,505	1,957,941
Minority interest	(464,138)	(257,712)	(1,130,090)	(1,204,131)

Net income from continuing operations	1,726,090	122,656	4,171,415	753,810
Loss from discontinued operations	(7,425)	(17)	(15,825)	(51)
Income tax benefit on loss from discontinued operations	2,909	5	6,172	14

Net income	$1,721,574	$122,644	$4,161,762	$753,773

Net income per common share: basic
Continuing operations	$0.44	$0.03	$1.04	$0.18
Discontinued operations	-	-	-	-
Net income per common share: basic	$0.44	$0.03	$1.04	$0.18

Net income per common share: diluted
Continuing operations	$0.43	$0.03	$1.02	$0.18
Discontinued operations	-	-	-	-
Net income per common share: diluted	$0.43	$0.03	$1.02	$0.18

Weighted average common shares outstanding: basic	3,949,555	4,164,117	3,994,423	4,164,417

Weighted average common shares outstanding: diluted	4,039,131	4,209,487	4,087,374	4,224,835

The accompanying notes are an integral part of these financial statements.

Ecology and Environment, Inc
Consolidated Statement of Cash Flows
Unaudited

	Nine months ended
	May 2,	April 26,
	2009	2008

Cash flows from operating activities:
Net income	$4,161,762	$753,773
Net income (loss) from discontinued operations, net of tax	(9,653)	(37)
Income from continuing operations	4,171,415	753,810
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	1,156,152	1,091,294
Deferred income taxes	1,320,980	(302,299)
Share-based compensation expense	352,536	251,090
Minority interest	1,130,090	1,204,131
Provision for contract adjustments	688,024	(279,006)
(Increase) decrease in:
- contracts receivable, net	(1,713,829)	713,901
- other current assets	(1,075,759)	(449,255)
- income tax receivable	(469,583)	-
- other non-current assets	(27,045)	48,360
Increase (decrease) in:
- accounts payable	1,172,622	(3,622,979)
- accrued payroll costs	486,417	(796,578)
- income taxes payable	179,628	1,293,369
- deferred revenue	77,792	(2,099)
- other accrued liabilities	(353,895)	(1,004,517)
- accrued interest and penalties	(1,996,881)	456,583

Net cash provided by (used in) operating activities	5,098,664	(644,195)

Cash flows used in investing activities:
Purchase of property, building and equipment	(1,379,728)	(1,062,002)
Payment for the purchase of bond	(13,817)	(22,646)

Cash used in investing activities	(1,393,545)	(1,084,648)

Cash flows provided by (used in) financing activities:
Dividends paid	(777,326)	(766,458)
Proceeds from debt	670,864	155,564
Repayment of debt and capital lease obligations	(1,865,894)	(279,275)
Distributions to minority partners	(615,388)	(525,372)
Purchase of treasury stock	(1,832,123)	(116,677)

Net cash used in financing activities	(4,419,867)	(1,532,218)

Effect of exchange rate changes on cash and cash equivalents	62,569	500,305

Discontinued Operations:
Net cash used in discontinued operating activities	(9,653)	(37)

Net decrease in cash and cash equivalents	(661,832)	(2,760,793)
Cash and cash equivalents at beginning of period	14,178,094	15,554,523

Cash and cash equivalents at end of period	$13,516,262	$12,793,730

The accompanying notes are an integral part of these financial statements.

Ecology and Environment, Inc
Consolidated Statement of Changes in Shareholders' Equity
Unaudited

							Accumulated
	Common Stock				Capital in		Other
	Class A		Class B		Excess of	Retained	Comprehensive	Unearned	Treasury Stock			Comprehensive
	Shares	Amount	Shares	Amount	Par Value	earnings	Income (loss)	Compensation	Shares	Amount		Income

Balance at July 31, 2007	2,661,498	$26,615	1,732,227	$17,323	$20,051,446	$22,211,098	$299,102	$-	168,821		$(1,692,496)	$5,582,403
Cumulative effect of adopting FIN 48	-	-	-	-	-	(2,845,845)	-	-	-		-	-

	2,661,498	$26,615	1,732,227	$17,323	$20,051,446	$19,365,253	$299,102	-	168,821	$	- 1,692,496	$5,582,403

Net income	-	-	-	-	-	1,834,386	-	-	-		-	1,834,386
Foreign currency translation reserve	-	-	-	-	-	-	536,446	-	-		-	536,446
Cash dividends paid ($.36 per share)	-	-	-	-	-	(1,535,492)	-	-	-		-	-
Unrealized investment gain, net	-	-	-	-	-	-	(881)	-	-		-	(881)
Repurchase of Class A common stock	-	-	-	-	-	-	-	-	536		(5,636)	-
Issuance of stock under stock award plan	-	-	-	-	(412,173)	-	-	-	(41,094)		412,173	-
Share-based compensation expense	-	-	-	-	339,625	-	-	-	-		-	-
Tax impact of share based compensation	-	-	-	-	33,457	-	-	-	-		-	-
Other	-	-	-	-	1,902	-	-	-	1,878		(16,704)	-

Balance at July 31, 2008	2,661,498	$26,615	1,732,227	$17,323	$20,014,257	$19,664,147	$834,667	$-	130,141		$(1,302,663)	$2,369,951

Net income	-	-	-	-	-	4,161,762	-	-	-		-	4,161,762
Foreign currency translation reserve	-	-	-	-	-	-	(793,335)	-	-		-	(793,335)
Cash dividends paid ($.19 per share)	-	-	-	-	-	(777,326)	-	-	-		-	-
Unrealized investment gain, net	-	-	-	-	-	-	1,561	-	-		-	1,561
Conversion of common stock - B to A	16,153	161	(16,153)	(161)	-	-	-	-	-		-	-
Repurchase of Class A common stock	-	-	-	-	-	-	-	-	207,941		(1,832,123)	-
Issuance of stock under stock award plan	-	-	-	-	(376,176)	-	-	-	(37,580)		376,176	-
Share-based compensation expense	-	-	-	-	352,536	-	-	-	-		-	-
Other	-	-	-	-	13,700	-	-	-	6,589		(60,528)	-

Balance at May 2, 2009	2,677,651	$26,776	1,716,074	$17,162	$20,004,317	$23,048,583	$42,893	$-	307,091		$(2,819,138)	$3,369,988

The accompanying notes are an integral part of these financial statements.

Ecology and Environment, Inc.
Notes to Consolidated Financial Statements

Summary of Operations and Basis of Presentation

The consolidated financial statements included herein have been prepared by Ecology and Environment, Inc., ("E&E" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Although E&E believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. Therefore, these financial statements should be read in conjunction with the financial statements and the notes thereto included in E & E's 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the nine months ended May 2, 2009 are not necessarily indicative of the results for any subsequent period or the entire fiscal year ending July 31, 2009.

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

Investment securities have been classified as available for sale and are stated at estimated fair value. Unrealized gains or losses related to investment securities available for sale are reflected in accumulated other comprehensive income, net of applicable income taxes in the consolidated balance sheet and statement of changes in shareholders' equity. The cost of securities sold is based on the specific identification method.  Effective August 1, 2008, the Company has adopted the current portion of the Financial Accounting Standards Board (FASB) Statement No. 157, “Fair Value Measurement” (SFAS 157).  The methodologies used to calculate the fair value of the investments held within the Company’s portfolio qualify under the Level 1 measurement requirements of SFAS 157.  On August 1, 2008, the Company adopted, without material impact on the financial statements, the provisions of SFAS 157 related to financial assets and liabilities.

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

Basic EPS is computed by dividing continuing and discontinued operating income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. See Footnote No. 10.

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

j.	Cash, Cash Equivalents and Supplemental Cash Flow Information

For purposes of the consolidated statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. Cash paid for interest was approximately $115,000 and $113,000 for the first nine months of fiscal year 2009 and 2008, respectively. Cash paid for income taxes was approximately $1.5 million and $1.0 million for the first nine months of fiscal year 2009 and 2008, respectively.  In the first quarter of fiscal year 2008, Gustavson Associates LLC purchased from minority unit holder, Prospect Resources, their remaining 50 ownership units.  Prospect was paid $466,708 for its units with 25% of the amount paid in cash, and the assumption of a $350,000 three year note with a six percent annualized interest rate.  During fiscal year 2009 and 2008 respectively, Walsh Peru financed vehicles and computer equipment through capital leases of approximately $119,000 and $43,000.  In lieu of paying down receivables, the Public Authority for Assessment of Compensation for Damages Resulting from Iraqi Aggression (PAAC) transferred money to the Kuwait Ministry of Finance in settlement of an asserted tax obligation.  See Footnote No. 9.

k.	Goodwill

During the first quarter of fiscal year 2008, additional goodwill of $256,000 was recorded as a result of the purchase of additional shares of Gustavson Associates LLC.  The total goodwill of approximately $1.1 million is subject to an annual assessment for impairment.

2.	Contract Receivables, net

	May 2, 2009	July 31, 2008

United States government -
Billed	$3,894,758	$3,431,437
Unbilled	3,037,174	2,669,211
	6,931,932	6,100,648

Industrial customers and state and municipal governments -
Billed	18,608,549	20,811,500
Unbilled	15,992,945	16,690,360
	34,601,494	37,501,860

Less allowance for doubtful accounts and contract adjustments	(2,694,641)	(2,056,573)

	$38,838,785	$41,545,935

United States government receivables arise from long-term U.S. government prime contracts and subcontracts. Unbilled receivables result from revenues which have been earned, but are not billed as of period-end. The above unbilled balances are comprised of incurred costs plus fees not yet processed and billed; and differences between year-to-date provisional billings and year-to-date actual contract costs incurred.  Within the above billed balances are contractual retainages in the amount of approximately $144,000 at May 2, 2009 and $290,000 at July 31, 2008. Management anticipates that the May 2, 2009 retainage balance will be substantially collected within one year.

Included in the balance of receivables for industrial customers and state and municipal customers are receivables, net of subcontract costs, due under the contracts in Saudi Arabia and Kuwait of $.4 million at May 2, 2009 and $3.5 million at July 31, 2008.  The Company has recorded a charge to the current quarter’s revenue of approximately $925,000 to fully reserve the balance of receivables due from the work performed in both Saudi Arabia and Kuwait under the contracts funded by the United Nations Compensation Commission to assess damages resulting from Iraqi aggression.  Although the Company is aggressively pursuing the payment of these receivables, it has been unable to secure assurances or evidence that adequate funding remains in these contracts to cover the payments.

Included in other accrued liabilities is an additional allowance for contract adjustments relating to potential cost disallowances on amounts billed and collected in current and prior years' projects of approximately $4.0 million at May 2, 2009 and July 31, 2008. Also included in other accrued liabilities is a reclassification of billings in excess of recognized revenues of approximately $3.9 million at May 2, 2009 and $4.6 million at July 31, 2008.  The allowance for contract adjustments is recorded for contract disputes and government audits when the amounts are estimatable.

3.	Line of Credit

The Company maintains unsecured lines of credit available for working capital and letters of credit of $19 million with various banks at one-half percent below the prevailing prime rate.  Other lines are available solely for letters of credit in the amount of $19.2 million.  The Brazilian subsidiary in July 2008 borrowed $1 million under a four month term note at 5.19% annualized interest rate.  The Brazilian loan was repaid in full in December 2008.  The Company guarantees the Walsh Environmental line of credit.  The banks have reaffirmed the Company’s lines of credit within the past twelve months. At May 2, 2009 and July 31, 2008 the company had letters of credit outstanding totaling approximately $.6 million.   Borrowings by the Brazilian subsidiary for working capital were $0 and $1.0 million at May 2, 2009 and July 31, 2008, respectively.  After letters of credit and loans, there was $37.6 million of line still available at May 2, 2009.

4.	Long-Term Debt and Capital Lease Obligations

Debt inclusive of capital lease obligations at May 2, 2009 and July 31, 2008 consists of the following:

	May 2, 2009	July 31, 2008

Various bank loans and advances at interest rates ranging from 5% to 14%	$457,691	$1,702,392
Capital lease obligations at varying interest rates averaging 11%	206,863	157,192
	664,554	1,859,584

Less: current portion of debt and capital lease obligations	(305,325)	(1,377,827)

Long-term debt and capital lease obligations	$359,229	$481,757

The aggregate maturities of long-term debt and capital lease obligations at May 2, 2009 are as follows:

Amount

May 2009 – Apr 2010	$305,325
May 2010 – Apr 2011	230,798
May 2011 – Apr 2012	59,141
May 2012 – Apr 2013	32,182
May 2013 – Apr 2014	34,167
Thereafter	2,941
$664,554

5.	Other Accrued Liabilities

	May 2, 2009	July 31, 2008

Allowance for contract adjustments	$4,019,936	$3,969,980
Billings in excess of revenue	3,854,568	4,642,578
Other	1,127,213	1,355,932

	$9,001,717	$9,968,490

6.	Stock Award Plan

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

The Company awarded 37,580 shares valued at $414,507 in October 2008 pursuant to the Award Plan. These awards issued have a three year vesting period. The "pool" of excess tax benefits accumulated in Capital in Excess of Par Value at May 2, 2009 and July 31, 2008 was $122,000.   Total gross compensation expense is recognized over the vesting period. Unrecognized compensation expense was approximately $533,000 and $496,000 at May 2, 2009 and July 31, 2008, respectively.

7.	Shareholders' Equity

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

8.	Shareholders' Equity - Restrictive Agreement

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

9.	Income Taxes

In March of 2009, the Company received a tax assessment from the Kuwait Ministry of Finance in the amount of $2.6 million related to the contested taxes resulting from the work performed for the Public Authority for Assessment of Compensation for Damages Resulting from Iraqi Aggression (PAAC).  A liability had been previously accrued for this tax including interest and penalties of approximately $4.3 million.  The Company reached a favorable settlement with the Ministry of Finance in April 2009. Accordingly, the Company has derecognized the remaining accrual of approximately $1.4 million (net of deferred tax) by reducing the current quarter’s income tax provision by $850,000 and reducing interest expense and general and administrative costs each by $275,000.  The Company continues its assertion of a contractual obligation for reimbursement of this payment of taxes and penalties from its client PAAC and is pursuing reimbursement.

The estimated effective tax rate for fiscal year 2009 is 23.0%, down from the 38.0% reported for fiscal year 2008.  Excluding the favorable settlement in Kuwait, the estimated effective tax rate for fiscal year 2009 is 35.6%.

10.	Earnings Per Share

The computation of basic earnings per share reconciled to diluted earnings per share follows:

	Nine Months Ended
	May 2, 2009	April 26, 2008

Income from continuing operations available to common stockholders	$4,171,415	$753,810
Loss from discontinued operations available to common stockholders	(9,653)	(37)
Total income available to common stockholders	$4,161,762	$753,773
Weighted-average common shares outstanding (basic)	3,994,423	4,164,417
Basic earnings per share:
Continuing operations	$1.04	$.18
Discontinued operations	---	---
Total basic earnings per share	$1.04	$.18
Incremental shares from assumed conversions of restricted stock awards	92,951	60,418
Adjusted weighted-average common shares outstanding	4,087,374	4,224,835
Diluted earnings per share:
Continuing operations	$1.02	$.18
Discontinued operations	---	---
Total diluted earnings per share	$1.02	$.18

After consideration of all the rights and privileges of the Class A and Class B stockholders discussed in Note 7, in particular the right of the holders of the Class B common stock to elect no less than 75% of the Board of Directors making it highly unlikely that the Company will pay a dividend on Class A common stock in excess of Class B common stock, the Company allocates undistributed earnings between the classes on a one-to-one basis when computing earnings per share. As a result, basic and fully diluted earnings per Class A and Class B share are equal amounts.

11.	Commitments and Contingencies

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

12.	Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (SFAS 157), which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value, and expanding disclosures about fair value measurements.  This statement applies to other accounting pronouncements that require or permit fair value measurements and is effective for financial statements issued for fiscal years beginning after November 15, 2007.  On August 1, 2008, the Company adopted, without material impact on the financial statements, the provisions of SFAS 157 related to financial assets and liabilities.

In February 2008, the FASB issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (FSP SFAS 157-2), which delays the effective date of SFAS 157 by one year (to January 1, 2009) for nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The Company is assessing the impact, if any, that FSP SFAS 157-2 will have on its combined financial statements.

Effective for the quarter ended November 1, 2008, the Company implemented FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), which allows companies the option to report selected financial assets and financial liabilities at fair value.  The adoption of SFAS 159 had no impact on the financial statements as the Company did not elect the fair value option.

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

In December 2007, the FASB issued SFAS No. 141 R (revised 2007), “Business Combinations“ (SFAS 141R).  SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for the Company beginning August 1, 2009 and will change the accounting for business combinations on a prospective basis.  The Company is assessing the impact that the adoption of SFAS 141R may have on its financial statements.

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

Operating activities provided $5.1 million of cash during the first nine months of fiscal year 2009. This increase was mainly attributable to the reported $4.2 million in net income and a $1.2 million increase in accounts payable due to the increased work levels throughout the Company during the first nine months of fiscal year 2009.  Offsetting these was an increase in other contracts receivables and other current assets.  Contracts receivable increased $1.7 million during the first nine months of fiscal year 2009 due to overall growth in revenue throughout the Company.  Other current assets increased $1.1 million during the first nine months of fiscal year 2009 due to an increase in prepaid project costs associated with the increased work levels throughout the Company.

Financing activities consumed $4.4 million of cash during the first nine months of fiscal year 2009.  The Company paid dividends in the amount of $777,000 or $.19 per share and repurchased 207,941 shares of the Class A common stock for $1.8 million.  Net cash outflow on long-term debt and capital lease obligations was $1.2 million due mainly to the repayment of a $1.0 million loan by E&E do Brasil.  Distributions to minority partners during the first nine months of fiscal year 2009 were approximately $615,000.

The Company maintains unsecured lines of credit available for working capital and letters of credit of $19.0 million with various banks at one-half percent below the prevailing prime rate.  Other lines are available solely for letters of credit in the amount of $19.2 million.  The Brazilian subsidiary in July 2008 borrowed $1 million under a four month term note at 5.19% annualized interest rate.  The Brazilian loan was repaid in full in December 2008.  The Company guarantees the Walsh Environmental line of credit.  The banks have reaffirmed the Company’s lines of credit within the past twelve months. At May 2, 2009 and July 31, 2008 the Company had letters of credit outstanding totaling approximately $.6 million.   Borrowings by the Brazilian subsidiary for working capital were $0 and $1.0 million at May 2, 2009 and July 31, 2008, respectively.  After letters of credit and loans, there was $37.6 million of line still available at May 2, 2009.   The Company believes that cash flows from operations and borrowings against the line of credit will be sufficient to cover all working capital requirements for at least the next twelve months and the foreseeable future.

Results of Operations

Revenue

Fiscal Year 2009 vs 2008

Revenues for the third quarter of fiscal year 2009 were $38.0 million, an increase of $10.6 million from the $27.4 million reported for the third quarter of fiscal year 2008.  The increase in revenue was attributable to increased work in the Company’s environmental remediation, energy and federal government sectors.  Revenues from the Company’s majority owned subsidiary Walsh Environmental were $14.8 million for the third quarter of fiscal year 2009, an increase of $8.5 million from the $6.3 million reported in the third quarter of fiscal year 2008.  The increase in Walsh Environmental revenues was mainly attributable to increased activity in the environmental remediation market.  Revenues of the parent company E&E, Inc increased $2.3 million during the third quarter of fiscal year 2009.  The increase in revenue was attributable to increased work on contracts in the Company’s commercial and federal government sectors.  Revenues from commercial clients of E&E were $6.9 million for the third quarter of fiscal year 2009, an increase of $1.4 million from the $5.5 million reported during the third quarter of the prior year.  The increase in commercial revenue was mainly attributable to an increase in work levels on contracts in the energy sector.  Revenue from federal government clients of E&E, were $9.2 million during the third quarter of fiscal year 2009, an increase of $4.2 million from the $5.0 million reported in the third quarter of fiscal year 2008.  The increase in federal government revenue was mainly attributable to an increase in work levels on various contracts with the United States Department of Defense (DOD) and United States Environmental Protection Agency (EPA).  Offsetting these increases was a decrease in work at the parent company in the state sector.  Revenue from state clients was $5.2 million during the third quarter of fiscal year 2009, a decrease of $1.8 million from the $7.0 million reported in the prior year.

Revenues for the first nine months of fiscal year 2009 were $105.8 million, an increase of $28.6 million from the $77.1 million reported for the prior year.  Revenues from the Company’s majority owned subsidiary Walsh Environmental were $32.4 million for the first nine months of fiscal year 2009, an increase of $13.0 million from the $19.4 million reported in the prior year.  The increase in Walsh Environmental revenues was mainly attributable to increased activity in the environmental remediation, asbestos and energy markets.  Revenues of the parent company E&E, Inc were $64.2 million, an increased of $15.4 million from the $48.8 million reported for the first nine months of fiscal year 2008.  The increase in revenue was attributable to increased work on contracts in the Company’s commercial and federal government sectors.  Revenues from commercial clients of E&E were $21.5 million for the first nine months of fiscal year 2009, an increase of $8.2 million from the $13.3 million reported during the prior year.  The increase in commercial revenue was mainly attributable to an increase in work levels on contracts in the energy sector.  Revenue from federal government clients of E&E were $25.3 million during the first nine months of fiscal year 2009, an increase of $10.3 million from the $15.0 million reported in the prior year.  The increase in federal government revenue was mainly attributable to an increase in work levels on various contracts with DOD and EPA.

Fiscal Year 2008 vs 2007

Revenues for the third quarter of fiscal year 2008 were $27.4 million, an increase of $1.1 million from the $26.3 million reported for the prior year.  Revenues from the Company’s majority owned subsidiary E&E do Brasil were $1.7 million for the third quarter of fiscal year 2008, an increase of $500,000 from the $1.2 million reported in the third quarter of fiscal year 2007.  The increase in E&E do Brasil revenues was mainly attributable to increased work in the public and private power industries.  Revenues of the parent company E&E, Inc increased $700,000 during the third quarter of fiscal year 2008 due to increases in work from commercial and state clients.  Revenues from state clients increased $.7 million from the $6.3 million reported during the third quarter of the prior year.  The increase in state revenue was mainly attributable to an increase in work levels on contracts in Florida.  Revenues from commercial clients were $5.5 million for the third quarter of fiscal year 2008, an increase of $1.4 million from the $4.1 million reported during the prior year.  The increase in commercial revenue was mainly attributable to an increase in work levels on contracts in the energy sector.  Offsetting these increases were decreases in work at the parent company in the federal government sectors. Revenue from federal government clients were $3.8 million during the third quarter of fiscal year 2008, a decrease $1.4 from the $5.2 million reported in the prior year.

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

Income From Continuing Operations Before Income Taxes and Minority Interest

Fiscal Year 2009 vs 2008

The Company’s income from continuing operations before income taxes and minority interest was $1.8 million for the third quarter of fiscal year 2009, an increase of $1.2 million or 200% from the $.6 million reported in the third quarter of fiscal year 2008.  Gross profits increased $1.6 million during the third quarter of fiscal year 2009 as a result of the increased revenue reported at the parent company E&E, Inc. and Walsh Environmental, offset by an increase in corporate wide subcontractor costs.  The increase in subcontractor costs was primarily related to the increase in environmental remediation work at Walsh Environmental.  The increased gross profits were offset by higher indirect costs at the parent company E&E, Inc. and Walsh Environmental. The increase in indirect costs was mainly attributable to an increase in staffing levels due to their overall business growth.  The Company the released the remaining accrual for Kuwait taxes and FASB Interpretation No. 48 “Uncertainty in Income Taxes” (“FIN 48”) charges of approximately $1.4 million (net of deferred) by reducing the current quarter’s income tax provision by $850,000 and reducing interest expense and general and administrative costs each by $275,000.  In addition the Company has recorded a charge against revenue during the quarter in the amount of $925,000 to reserve the balance of accounts receivable from the work performed in the Middle East.  The Company’s reversal of the FIN 48 accrual and charges for reserving the Middle East receivables reduced the income from continuing operations before income taxes and minority interest by $.4 million.

The Company’s income from continuing operations before income taxes and minority interest was $6.9 million for the first nine months of fiscal year 2009, an increase of $4.1 million or 146% from the $2.8 million reported in the first nine months of fiscal year 2008.  Gross profits increased 19% as a result of the increased revenues reported at E&E and Walsh Environmental, offset by an increase in corporate wide subcontractor costs.  The increased gross profits were offset by higher indirect costs attributable to increased staffing levels and increased business development costs worldwide.   E&E do Brasil recorded an exchange loss of $385,000 ($0.05 per share after tax) during the second quarter of fiscal year 2009 due to the repayment of a $1.0 million loan denominated in US dollars.

Fiscal Year 2008 vs 2007

The Company’s income from continuing operations before income taxes and minority interest was $609,000 for the third quarter of fiscal year 2008, down 59% from the $1.5 million reported in the third quarter of fiscal year 2007.  Gross profits increased slightly during the third quarter of fiscal year 2008 as a result of the increased revenue reported at E&E do Brasil and the parent company.  The slight increase in gross profits were offset by increased costs associated with the Company’s FIN 48 Kuwait tax accrual as well as higher indirect costs at the Company’s subsidiary E&E do Brasil. For the three months ended April 26, 2008, E&E recorded an additional FIN 48 accrual of $420,000 or $.08 per share after tax. The FIN 48 accrual included additional interest and penalties of approximately $201,000 ($.04 per share after tax) as well as a foreign exchange loss of $219,000 ($.04 per share after tax) to adjust the FIN48 Kuwait tax reserve to current exchange rates.  This expense is related to the contested Kuwait taxes.  The Company has continued its assertion of a contractual obligation for reimbursement from the Public Authority for Assessment of Compensation for Damages Resulting from Iraqi Aggression (PAAC) should any tax liability be agreed to with the Kuwait Ministry of Finance, however the assessment of this reimbursement in not permitted under FIN 48.  E&E do Brasil reported an increase of $244,000 in indirect costs during the third quarter of fiscal year 2008 due to increase in staffing and additional office space needed to accommodate the increased work load.  The parent company has experienced significant increases in labor utilization since the end of the third quarter and expects this upsurge in direct hours to continue throughout the balance of the fourth quarter.

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

Income Taxes

In March of 2009, the Company received a tax assessment from the Kuwait Ministry of Finance in the amount of $2.6 million related to the contested taxes resulting from the work performed for the Public Authority for Assessment of Compensation for Damages Resulting from Iraqi Aggression (PAAC).  A liability had been previously accrued for this tax including interest and penalties of approximately $4.3 million.  The Company reached a favorable settlement with the Ministry of Finance in April 2009. Accordingly, the Company has derecognized the remaining accrual of approximately $1.4 million (net of deferred tax) by reducing the current quarter’s income tax provision by $850,000 and reducing interest expense and general and administrative costs each by $275,000.  The Company continues its assertion of a contractual obligation for reimbursement of this payment of taxes and penalties from its client PAAC and is pursuing reimbursement.

The estimated effective tax rate for fiscal year 2009 is 23.0%, down from the 38.0% reported for fiscal year 2008.  Excluding the favorable settlement in Kuwait, the estimated effective tax rate for fiscal year 2009 is 35.6%.

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

Item 2.	Changes in Securities and Use of Proceeds

(e)	Purchased Equity Securities. The following table summarizes the Company’s purchases of its common stock during the period ended May 2, 2009:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
August 1, 2008 – May 2, 2009	207,941	$8.81	207,941	163

(1)
The Company purchased 207,941 shares of its Class A common stock during the first nine months of its fiscal year ended July 31, 2009, pursuant to a 200,000 share repurchase program approved at the Board of Directors meeting held in January 2004.  In February 2006, the Board of Directors authorized the repurchase of an additional 200,000 shares.

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

Ecology and Environment, Inc.

Date: June 16, 2009	By:	/s/ H. John Mye, III
H. John Mye, III
Vice President, Treasurer and Chief Financial Officer – Principal Financial Officer