Form 10-Q/A
period 2009-05-02
ECOLOGY & ENVIRONMENT INC
filed 2009-06-22
CIK 809933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Explanation of First Amendment

The Registrant, Ecology and Environment, Inc., (the "Company" or "EEI"), filed a Form 10-Q on June 16, 2009 for its third 2009 quarterly with the Securities and Exchange Commission (the "SEC").  This Amendment is being filed because the incorrect quarterly ending date of April 25, 2009 was placed on Exhibit 32.1 and Exhibit 32.2.  The correct ending date is May 2, 2009.  Attached to this filing are corrected Exhibits 32.1 and 32.2 along with currently dated certification Exhibits 31.1 and 31.2.  All other items remain unchanged from the previously filed Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ecology and Environment, Inc.

Date: June 22, 2009	By:	/s/ H. John Mye, III
H. John Mye, III
Vice President, Treasurer and Chief Financial Officer – Principal Financial Officer