Form 10-K
period 2009-07-31
ECOLOGY & ENVIRONMENT INC
filed 2009-10-28
CIK 809933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended July 31, 2009

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to __________

Commission File Number 1-9065

ECOLOGY AND ENVIRONMENT, INC.
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	16-0971022 (IRS Employer Identification Number)

368 Pleasant View Drive, Lancaster, NY (Address of principal executive offices)	14086 (Zip code)

716/684-8060 (Registrant's telephone number, including area code)
Securities Registered Pursuant to Section 12(b) of the Act:
Title of each class Class A Common Stock par value $.01 per share	Name of each exchange on which registered NASDAQ Stock Exchange
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

Exhibit Index on Page 47

The aggregate market value of the Class A Common Stock held by non-affiliates as of January 31, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter) was $28,578,882. This amount is based on the closing price of the registrant’s Class A Common Stock on the National Association of Securities Dealers Automated Quotations (NASDAQ) Stock Market for that date. Shares of Class A Common Stock held by the executive officers and directors of the registrant are not included in this computation.

As of September 30, 2009, 2,435,361 shares of the registrant's Class A Common Stock, $.01 par value (the "Class A Common Stock") were outstanding, and 1,651,273 shares of the registrant's Class B Common Stock, $.01 par value ("Class B Common Stock") were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Registration Statement on Form S-1, as amended by Amendment Nos. 1 and 2 (Registration No. 33-11543) as well as portions of the Company's Form 10-K for fiscal years ended July 31, 2002, 2003, and 2004 are incorporated by reference in Part IV of this Form 10-K.

PART 1

Item 1.	Business

General

Ecology and Environment, Inc., (“EEI”, the “Company” or the “Parent Company”) is a broad-based environmental consulting firm whose underlying philosophy is to provide professional services worldwide so that sustainable economic and human development may proceed with minimum negative impact on the environment. The Company’s staff is comprised of individuals representing 85 scientific, engineering, health, and social disciplines working together in multidisciplinary teams to provide innovative environmental solutions. The Company has completed more than 45,000 projects for a wide variety of clients in 84 countries, providing environmental solutions in nearly every ecosystem on our planet.

The Company was incorporated in February 1970 and its principal offices are located at 368 Pleasant View Drive, Lancaster, New York, and its telephone number is 716-684-8060.

START Contracts

In December 2005, the United States Environmental Protection Agency (EPA) awarded the Company a contract known as START III to provide continuing support to the EPA Region 10. This is a combination time and materials/cost plus contract with a base term of three years plus options for an additional four years. Total maximum value is $49 million over the seven years. As of July 31, 2009 the Company has recognized revenue of approximately $17.6 million under this contract.

In May 2008, the EPA awarded the Company a second START contract to provide technical support in Region 9 which covers the four state area of California, Nevada, Arizona, Hawaii, and U.S. territories in the Pacific. The contract has a two year base period and two 18 month option periods. With all option years and access to an increased capacity pool to support EPA in the event of an incident of national significance, the maximum value of the contract is $64.0 million over the five year period. As of July 31, 2009, the Company has recognized revenue of approximately $5.5 million under this contract.

These contracts contain termination provisions under which the EPA may, without penalty, terminate the contract upon written notice to the Company. In the event of termination, the Company would be paid only termination costs in accordance with the contract. The Company has never had a contract terminated by the EPA.

Task Order Contracts

The Company has numerous task order contracts with state and federal governmental agencies which contain indefinite order quantities and/or option periods ranging from two to ten years. The maximum potential revenues included in these contracts is approximately $171.3 million. Work done under task orders run the full range of services provided by EEI.

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

•	Electric Transmission

To keep pace with increased energy needs, as well as support needed backup to the world’s aging critical infrastructure, EEI works with energy industry clients through all aspects of development, generation, and transmission.  The Company performs site screening and alternative selection; analyze environmental impacts; and acquire needed certificates, approvals, and permits for electric transmission facilities worldwide.

•	Pipelines

EEI has provided the pipeline industry with environmental support for 35 years.  The Company’s extensive experience includes route selection; field support and survey, such as wetland delineation and endangered species surveys; regulatory compliance and permit support, including preparation of erosion control plans for submission to state agencies, Section 10 of the Rivers and Harbors Act and Section 404 of the Clean Water Act permits for submission to the United States Army Corps Engineers, and Federal Energy Regulatory Commission (FERC) 7(c) filings; and preparation of environmental monitoring and restoration plans, including development of quality assurance specifications.

•	Offshore Energy

The need to incorporate environmental and social considerations into the planning, design, construction, and operation of offshore energy infrastructure is essential considering key issues such as expanding use of marine locations for energy production/transportation and the use conflict and impacts on critical resources such as marine mammals, commercial and recreational fisheries, seafood safety, water quality, and other recreational uses. EEI supports projects involving oil and gas exploration and production; subsea pipelines; deepwater oil ports; liquefied natural gas (LNG) import terminals; and, most recently, projects involving components of offshore wind, wave, current, and tidal power subsea electrical transmission.  The Company prepares third-party EISs/EIAs, Deepwater Port applications, and FERC ERs; performs siting/feasibility studies, plankton surveys, marine mammal acoustic impact modeling, dredging impact studies, coastal zone consistency evaluations, risk assessments, and marine vessel traffic studies; and develops and implements comprehensive plans for stakeholder engagement/outreach.

•	Wind Energy

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

•	Solar Energy

Sustained growth in solar energy development will be increasingly important as we look to supply clean domestic power in the coming years.  Developers and providers are facing complex challenges as new technologies emerge and the demand for new renewable energy increases.  EEI supports all phases of solar energy development by providing strategic consulting services.  We conduct environmental impact assessments, feasibility and siting studies, permitting and due diligence audits; prepare environmental documentation and permit applications; and identify and track state and federal compliance issues affecting facility development and operation.

•	Geothermal Energy

Geothermal energy as a source of base load power is widely recognized as a clean and safe alternative to nonrenewable energy sources.  However, construction of a geothermal power plant comes with the potential for adverse effects on land stability within the region surrounding the project, as well as other socioeconomic concerns. EEI offers planning and consulting services to address environmental and socioeconomic impacts associated with geothermal energy development

•	Nuclear Energy

With the focus on reduced carbon emissions, there is a renewed interest in nuclear power worldwide.  The U. S. Nuclear Regulatory Commission (NRC) has received over 20 early site permits or combined license applications to build nuclear power plants and over half of the operating plants have applied for license extensions.  EEI is helping clients through the environmental hurdles of the licensing process by performing siting studies and environmental investigations and preparing environmental reports.

•	Carbon Capture and Sequestration

The ability to address CO2 impacts is one of the most critical and difficult environmental issues facing our power-generation clients today. EEI assists its clients to navigate the deregulated power industry and expedite the permitting process with a thorough understanding of the environmental and regulatory requirements (federal and state) associated with carbon capture and sequestration (CCS), including geologic investigation, deep well construction, power plant and pipeline sitting and construction and long-term CO2 storage.

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

Green Programs

EEI seeks to take actions against greenhouse gases (GHGs), global warming, and climate change, both within our internal operations and throughout our line of associated services.  The Company’s environmental sustainability services and green programs include an array of offerings to increase eco-efficiency and environmental performance while reducing operating costs. EEI offers knowledge-based consulting services to assist its clients establish an environmental focus and incorporate green elements into their organization’s culture. The Company’s approach to addressing these issues applies to a variety of organizations, including corporations, government agencies, colleges and universities, school districts, offices buildings, healthcare facilities, military bases, hotels, high-end homes, retail stores, and the hospitality/tourism industry.

•	GreenRide®

One of the chief sources of GHG emissions is vehicular traffic. EEI’s innovative Web-based rideshare application reduces automobile dependency and promotes use of alternative transportation. The program was designed by EEI to encourage carpooling as a method of improving air quality, reducing traffic congestion, and conserving fuel.  GreenRide helps users find carpool partners by searching for other users who live nearby and have similar schedules and commuting needs. To date, there are 55 GreenRide® systems installed in 22 states, making our technology available to over 39 million U.S. residents.

•	Green Buildings

The Company provides consulting services to builders and developers relating to understanding environmental sustainability concepts within the context of an office building, school, hospital, or college university setting.  Saving energy and natural resources is a critical issue from an operational-cost standpoint, and is often just as important in terms of maintaining a positive public image. EEI supports the United States Green Building Council’s LEED® programs by offering certification application assistance and green building project planning and consulting.  The Company’s energy consultants develop methods for incorporating sustainable practices into daily operations, helping building managers track progress, quantify reduction in energy usage and solid waste, improve indoor air quality and landscape ecology, and develop programs for composting/recycling and transportation.  EEI’s Green Building Program typically saves clients between 10 to 30 percent on energy and related costs each year—savings that will more than pay for the cost of the program and the positive environmental impacts that result.

In 2009, EEI’s global corporate headquarters building, one of the oldest LEED® Platinum buildings in the world, continued to realize reduced energy consumption and  substantial cost savings through facility and operational improvements combined with a program for employee awareness and involvement.

•	Energy Efficiency and GreenMeter®

The Company’s Certified Energy Managers and sustainability professionals help our clients achieve significant reductions in energy and other resource consumption both through innovative design and improved operations of buildings and communities.

GreenMeter, EEI’s new dynamic energy-tracking and management system, is designed for schools, businesses, universities, and commercial buildings and offers a unique, easy-to-use approach to collecting, storing, and displaying near real-time energy consumption.  The application is coupled with analysis and solutions, helping to further decrease a building’s costs associated with energy consumption

•	GHG Inventory and Verification

EEI provides strategic guidance to help guide our clients through the shifting carbon landscape. The Company offers expertise in GHG and climate change technical support, financial analysis, strategy and policy development, health and risk assessment, and legal analysis. EEI is an approved provider of technical assistance and certification services for California Climate Action Registry (CCAR), an approved aggregator of emission offsets for the Chicago Climate Exchange (CCX), and a founding member of The Climate Registry (TCR).

•	Climate Action Planning

Volatile energy markets, limited natural resources and climate change are revolutionizing the way we build and operate the places in which we live and work. There is an urgent need to quantify human impacts so that sustainability planning can control and mitigate the effects of the built environment. EEI addresses this through the identification of major effects of climate change and provision of strategies to mitigate those effects.

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

Emergency Planning and Management

Recent events around the world involving terrorism, bioterrorism, and natural disasters have raised the concern for public health and safety as well as environmental protection.  EEI provides logistical support, emergency response/management services, and comprehensive planning to support businesses and state, county, and municipal governments in all phases of incident management, including preparedness, mitigation, response, and recovery.  In providing these multifaceted services, the Company determines local vulnerabilities/hazards, the in-place resources/assets to address those hazards, and the thoroughness and shortcomings of existing emergency management plans—all in the context of applicable state and federal laws and regulations.  EEI draws upon its understanding of and real-life experience using guidelines such as the National Response Plan (NRP), National Incident Management System (NIMS), Homeland Security Exercise and Evaluation Program (HSEEP), and Hospital Emergency Incident Command System (HICS) to support businesses, state government agencies, and communities in their emergency planning/preparedness and response activities.

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

International

With over 35 years’ experience providing the above-listed services on a worldwide level, the Company now has partners in over 30 countries and has completed more than 45,000 major environmental assignments in over 84 countries worldwide. With an understanding of cultural, political, economic, operational, and legal factors that influence the solution to a given environmental problem, EEI aids international governments and lending institutions in their efforts to advance institutional systems for environmental management. The Company has completed assignments involving environmental assessment; management and financial planning; institutional strengthening and standards development; water supply and development; wastewater treatment; and solid waste project construction supervision.  More recently, issues of public health, sustainability, and social and economic development have been added to that portfolio.

Health Sciences

An outbreak of infectious disease could lead to high levels of illness, death, social disruption, and economic loss. The recent WHO-declared global pandemic of Influenza A (H1N1, swine-originated influenza virus [S-OIV], or swine flu as popularly known in the media) presents a timely example of a public health threat that emerges with little warning, for which immunity and vaccines are not present, and whose impacts on communities and businesses may be severe. Impacts could include closing of public venues, disruption of the supply chain, compromised ability to maintain delivery schedules to customers and, ultimately, disruption of basic social services.

EEI offers services to address issues organizations may have as a result of this global pandemic, including: pandemic influenza response and preparedness plans, media roundtables, comprehensive emergency plans, all-hazards plans, school crisis plans, crisis communications plans, continuity of operations plans, gap/needs assessments, and client-specific exercises and scenarios.

Regulatory Background

The United States Congress and most state legislatures have enacted a series of laws to prevent and correct environmental problems. These laws and their implementing regulations help to create the demand for the multidisciplinary consulting services offered by the Company. The principal federal legislation and corresponding regulatory programs which affect the Company’s business are as follows:

•	American Recovery and Reinvestment Act (“ARRA”)

The American Recovery and Reinvestment Act (ARRA) and Federal Acquisition Regulation (FAR) 52.204-11 mandate new reporting requirements, and all ARRA fund recipients will need to comply with these requirements and use specific reporting procedures to assure that the funding was appropriately used. EEI has designed a system to track federal stimulus dollars, which will protect the Company’s clients’ long-term investment.  EEI is tracking federal guidance and developing tools to maintain compliance with these new obligations to provide assurances that all ARRA reporting requirements are met.

•	The National Environmental Policy Act (“NEPA”)

NEPA generally requires that a detailed environmental impact statement (“EIS”) be prepared for every major federal action significantly affecting the quality of the human environment. With limited exceptions, all federal agencies are subject to NEPA. Most states have EIS requirements similar to NEPA. The Company frequently engages in NEPA related projects (or state equivalent) for both public and private clients.

•	The Comprehensive Environmental Response, Compensation, And Liability Act Of 1980, As Amended (“CERCLA,” “Superfund” or the “Superfund Act”)

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

•	The Resource Conservation And Recovery Act Of 1976 (“RCRA”)

RCRA generally provides “cradle to grave” coverage of hazardous wastes. It seeks to achieve this goal by imposing performance, testing and record keeping requirements on persons who generate, transport, treat, store, or dispose of hazardous wastes. The Company assists hazardous waste generators in the storage, transportation and disposal of wastes; prepares permit applications and engineering designs for treatment, storage and disposal facilities; designs and oversees underground storage tank installations and removals; performs corrective measure studies and remedial oversight at RCRA regulated facilities; and performs RCRA compliance audits.

•	Clean Air Act

In 1990, comprehensive changes were made to the Clean Air Act, which fundamentally redefined the regulation of air pollutants. The Clean Air Act Amendments of 1990 created a flurry of federal and state regulatory initiatives and industry responses which require the development of detailed inventories and risk management plans, as well as the acquisition of facility wide, rather than source specific, air permits. Complementary changes have also been integrated into the RCRA Boilers and Industrial Furnace (“BIF”) regulatory programs calling for upgraded air emission controls, more rigorous permit conditions and the acquisition of permits and/or significant permit modifications. The Company assists public and private clients in the development of air permitting strategies and the preparation of permit applications. EEI also prepares the technical studies and engineering documents (e.g., air modeling, risk analysis, design drawings) necessary to support permit applications.

•	Safe Drinking Water And Clean Water Acts (“SDWA”)

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

The Company’s operations are also influenced by other federal, state, and international laws and regulations protecting the environment. In the U.S. market, other regulatory rules and provisions that influence Company operations, in addition to those discussed above, are the Atomic Energy Act (AEA), and the Oil Pollution Control Act (OPA). Examples of services provided by the Company as a result of these laws include the development of spill prevention control and emergency prevention procedures, as well as countermeasure plans for various facilities potentially affecting human health and the environment. Related laws such as the Occupational Safety and Health Act, which regulates exposures of employees to toxic chemicals and other physical agents in the workplace, also have a significant impact on EEI operations. An example is the process safety regulation issued by the Occupational Safety and Health Administration ("OSHA") which requires safety and hazard analysis and accidental release contingency planning activity to be performed if certain chemicals are used in the work place.

Internationally, since many overseas markets remain “undeveloped” when compared with that of the United States and other western countries, the Company’s expanding operations in these markets are primarily influenced by environmental laws focusing on infrastructure, development, and planning related activities.

Potential Liability and Insurance

The Company’s contracts generally require it to maintain certain insurance coverages and to indemnify its clients for claims, damages or losses for personal injury or property damage relating to the Company’s performance of its duties unless such injury or damage is the result of the client's negligence or willful acts. Currently, the Company is able to provide insurance coverage to meet the requirements of its contracts, however, certain pollution exclusions apply. Historically, the Company has been able to purchase an errors and omissions insurance policy that covers its environmental consulting services, including legal liability for pollution conditions resulting therefrom. The policy is a claims made policy. Where possible, the Company requires that its clients cross-indemnify it for asserted claims. There can be no assurance, however, that any such agreement, together with the Company’s general liability insurance and errors and omissions coverage will be sufficient to protect the Company against any asserted claim.

Market and Customers

The Company’s revenues originate from federal, state and local governments, domestic private clients, and private and governmental international clients.

The Company’s worldwide marketing efforts are conducted by its marketing group located at its headquarters, its regional offices, and its international subsidiaries. EEI markets its services to existing and potential governmental, industrial, and engineering clients.  The Company closely monitors government contract procurements and responds to requests for proposals requiring services provided by the Company. The marketing group also monitors government regulation and other events that may generate new business by requiring governments and industrial firms to respond to new regulatory actions. The marketing group is supported by EEI’s technical staff which is responsible for preparing technical proposals that are customarily delivered with the Company’s bid for a project. The Company participates in industrial trade shows and professional seminars relating to its business.

Backlog

The Company's firm backlog of uncompleted projects and maximum potential revenues from indefinite task order contracts, at July 31, 2009 and 2008 were as follows:

	(Millions of $)
	2009	2008

Total firm backlog	$70.6	$74.4

Anticipated completion of firm backlog in next twelve months	$46.1	$40.0

Maximum potential gross revenues from task order contracts	$171.3	$173.6

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

Employees

As of July 31, 2009, the Company, including subsidiaries, had approximately 1,100 employees. The majority of the employees hold bachelor's degrees and/or advanced degrees in such areas as chemical, civil, mechanical, sanitary, soil, structural and transportation engineering, biology, geology, hydrogeology, ecology, urban and regional planning and oceanography. The Company's ability to remain competitive will depend largely upon its ability to recruit and retain qualified personnel. None of the Company's employees are represented by a labor organization and employee relations are good.

Corporate Governance / Security Exchange Rules

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

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer and controller, as well as all other employees and the directors of the Company. The code of ethics, which the Company calls its Code of Business Conduct and Ethics, is posted on the Company’s website at www.ene.com, as well as on the Company’s internal website which is available to all Company employees. The employees are required to sign off annually that they have reviewed and are aware of the Company’s code of ethics policy.  If the Company makes any substantive amendments to, or grants a waiver (including an implicit waiver) from, a provision of its code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, and that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, the Company will disclose the nature of such amendment or waiver in a current report on Form 8-K.

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

The Company must comply with federal, state, and foreign laws relating to the procurement and administration of government contracts.  Such laws include the Federal Acquisition Regulation (FAR), the Truth in Negotiations Act (TINA), the Cost Accounting Standards (CAS), and the Service Contract Act (SCA). These laws impact how the Company does business with government clients and can increase the cost of doing business. Government agencies such as EPA and the Defense Contract Audit Agency (DCAA), as well as numerous state agencies routinely audit government contractors and their performance under specific contracts to determine if a contractor’s cost structure is compliant with applicable laws and regulations. They may question the incurrence of certain costs based on the FAR and CAS and disallow those costs on their contracts.  These audits may occur several years after payment for services has been received. Historically, the Company has been able to successfully defend against the disallowance of any significant costs. However, there is no assurance that future audits will not result in the material disallowances for costs incurred in the future. Such material disallowances could negatively affect revenue, profits and cash flow.

The Company depends on federal, state and foreign government work for a significant portion of its revenues. The Company’s inability to win or renew government contracts during procurement cycles could significantly reduce Company profits.

Revenues from all government contracts (federal, state and municipal) represented approximately 48% of total revenues for fiscal years 2007 through 2009. Consequently, an inability to win or renew government contracts would adversely affect operations and significantly reduce profits. Government contracts are typically awarded through a highly regulated procurement process.  In addition, some government contracts are awarded to multiple competitors, causing increased competition and downward pricing pressure. This may lead to increased pressure to control costs. If the Company cannot reduce or control costs on these contracts, losses on these contracts may occur.

Current economic uncertainty could affect the Company’s public and private sector work.

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

The Company provides professional and technical services and is dependent on its ability to attract, retain and train its professional employees to conduct its business and perform its obligations to ensure success. It may be difficult to attract and retain qualified expertise within timeframes demanded by clients. Senior managements’ experience is essential to the success of any company and our ability to retain such talent is crucial to the profitability of the Company. Further, the loss of key management personnel could adversely affect the Company's ability to develop and pursue its business strategies.

Actual results could differ from the estimates and assumptions used to prepare financial statements, which may reduce or eliminate profits.

To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions as of the date of the financial statements, which affect the reported values of assets and liabilities and revenues and expenses and disclosures of contingent assets and liabilities. Areas requiring significant estimates by management include:

- the application of the percentage of completion method of accounting and revenue recognition on contracts
- provisions for uncollectible receivables and contract reserves
- provisions for income taxes and related valuation reserves
- accruals for estimated liabilities, including litigation reserves
- accruals for uncertain tax positions
- evaluation of the impairment of goodwill

The use of annual percentage of completion method of accounting could result in a reduction or reversal of previously recorded revenues and profits.

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

The Company has operations in more than 30 countries around the world and has derived approximately 19% of revenue from international operations for the fiscal years 2007 through 2009. International operations are subject to a number of risks, including:

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

Subcontractor performance and pricing could expose us to loss of reputation and additional financial or performance obligations that could result in reduced profits or losses.

We often hire subcontractors for our projects.  The success of these projects depends, in varying degrees, on the satisfactory performance of our subcontractors and our ability to successfully manage subcontractor costs and pass them through to our customers.  If our subcontractors do not meet their obligations or we are unable to manage or pass through costs, we may be unable to profitably perform and deliver our contracted services.  Under these circumstances, we may be required to make additional investments and expend additional resources to ensure the adequate performance and delivery of the contracted services.  In addition, the inability of our subcontractors to adequately perform or our inability to manage subcontractor costs on certain projects could hurt our competitive reputation and ability to obtain future projects.

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

The Company's headquarters (60,000 square feet) is located in Lancaster, New York, a suburb of Buffalo. The Company owns additional property in Lancaster, NY consisting of two buildings including a warehouse and office facility totaling approximately 35,000 square feet.  The Company also leases office and storage facilities at thirty five (35) regional offices in the United States and six (6) offices in foreign locations.

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

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)
Principal Market or Markets. The Company's Class A Common Stock was previously traded on the AMEX prior to September 8, 2008.  Beginning on September 8, 2008, the Company’s Class A Common Stock is listed on NASDAQ. There is no separate market for the Company's Class B Common Stock.

The following table represents the range of high and low prices of the Company's Class A Common Stock as reported by the American Stock Exchange, or NASDAQ as appropriate, for the periods indicated.

FISCAL 2009

	High	Low

First Quarter (commencing August 1, 2008 - November 1, 2008)	$11.35	$8.10
Second Quarter (commencing November 2, 2008 - January 31, 2009)	13.50	7.61
Third Quarter (commencing February 1, 2009 - May 2, 2009)	14.65	11.30
Fourth Quarter (commencing May 3, 2009 - July 31, 2009)	15.20	11.85

FISCAL 2008

	High	Low

First Quarter (commencing August 1, 2007 - October 27, 2007)	$12.90	$11.20
Second Quarter (commencing October 28, 2007 - January 26, 2008)	12.25	10.20
Third Quarter (commencing January 27, 2008 - April 26, 2008)	12.39	10.60
Fourth Quarter (commencing April 27, 2008 - July 31, 2008)	11.85	10.35

Approximate Number of Holders of Class A Common Stock

As of September 30, 2009, 2,435,361 shares of the Company's Class A Common Stock were outstanding and the number of holders of record of the Company's Class A Common Stock at that date was 371. The Company estimates that it has a significantly greater number of Class A Common Stock shareholders because a substantial number of the Company's shares are held in street name. As of the same date, there were 1,651,273 shares of the Company's Class B Common Stock outstanding and the number of holders of record of the Class B Common Stock at that date was 58.

Dividends

In the fiscal years ended July 31, 2009 and 2008 the Company declared and paid two cash dividends totaling $.39 and $.36 per year respectively, per share of common stock. The amount, if any, of future dividends remains within the discretion of the Company's Board of Directors and will depend upon the Company's future earnings, financial condition and requirements and other factors as determined by the Board of Directors.

The Company's Certificate of Incorporation provides that any cash or property dividend paid on Class A Common Stock must be at least equal to the cash or property dividend paid on Class B Common Stock on a per share basis.

Equity Compensation Plan Information as of July 31, 2009:
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights.	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by securities holders:
- 2003 Stock Award Plan	---	---	---
- 2007 Stock Award Plan	---	---	200,000

Equity compensation plans not approved by securities holders:
- 1998 Stock Award Plan	---	---	---

Total	---	---	200,000

Refer to Note 10 to Consolidated Financial Statements set forth in Part IV of this Annual Report on Form 10-K for more information on the Equity Compensation Plans.

(b)	Not Applicable

(c)	Purchased Equity Securities. The following table summarizes the Company's purchases of its common stock during the fiscal year ended July 31, 2009.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

August 1, 2008 - July 31, 2009	207,941	$8.81	207,941	163

                    (1)     The Company purchased 207,941 shares of its Class A common stock during the fiscal year ended July 31, 2009 pursuant the Company’s share repurchase program.  The purchases were made in open-market transactions.  In October of 2008, the Company repurchased 197,594 shares of Class A common stock at $8.75 per share.  The Company’s Board of Directors approved a 200,000 share repurchase program in January 2004 and an additional 200,000 share repurchase program in February 2006.

Item 6.       Selected Consolidated Financial Data

The financial statements presented below give retroactive effect to the fiscal year 2007 discontinuance of the Company’s Venezuelan subsidiary. See Note 18 to Consolidated Financial Statements for additional information.

	Year Ended July 31,
	2009	2008	2007	2006	2005
	(In thousands, except share and per share amounts)

Operating data:

Revenues	$146,887	$110,533	$102,496	$97,080	$90,382
Income (loss) from operations	9,445	5,593	5,310	5,833	(1,839)
Income (loss) from continuing operations before income taxes and minority interest	9,474	5,553	5,720	5,968	(2,043)
Net income (loss) from continuing operations	$5,235	$1,833	$2,715	$2,982	$(1,390)
Net income (loss) from discontinued operations	(14)	1	359	(399)	(197)
Net income (loss)	$5,221	$1,834	$3,074	$2,583	$(1,587)

Net income (loss) per common share: basic
Continuing operations	$1.31	$0.44	$0.65	$0.71	$(0.33)
Discontinued operations	---	---	0.08	(0.09)	(0.05)
Net income (loss) per common share:
basic	$1.31	$0.44	$0.73	$0.62	$(0.38)

Net income (loss) per common share: diluted
Continuing operations	$1.28	$0.43	$0.64	$0.71	$(0.33)
Discontinued operations	---	---	0.08	(0.09)	(.05)
Net income (loss) per common share:
diluted	$1.28	$0.43	$0.72	$0.62	$(0.38)

Cash dividends declared per common share:
Basic and Diluted	$0.39	$0.36	$0.34	$0.33	$0.32

Weighted average common shares outstanding:

Basic	3,982,884	4,164,186	4,194,673	4,180,287	4,160,834
Diluted	4,084,356	4,228,292	4,261,623	4,188,278	4,160,834

	Year Ended July 31

	2009	2008	2007	2006	2005
	(In thousands, except per share amounts)

Balance sheet data:

Working capital	$36,114	$36,871	$34,313	$28,306	$28,373

Total assets	77,655	75,602	71,206	69,152	57,305

Long-term debt	404	482	385	342	328

Shareholders’ equity	41,051	39,254	40,913	37,627	36,284

Book value per share:
Basic	$10.31	$9.43	$9.75	$9.00	$8.72
Diluted	$10.05	$9.28	$9.60	$8.98	$8.72

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Operating activities provided $9.7 million of cash during fiscal year 2009. This was mainly attributable to the reported $5.2 million in net income and a $4.4 million increase in accounts payable due to the increased work levels throughout the Company during fiscal year 2009.  Offsetting these was an increase in other contracts receivables and accrued interest and penalties.  Contracts receivable increased $3.9 million during fiscal year 2009 due to the overall growth in revenue throughout the Company.  Accrued interest and penalties decreased $1.2 million during fiscal year 2009 due a favorable tax settlement in Kuwait.

Financing activities consumed $5.4 million of cash during fiscal year 2009.  The Company paid dividends in the amount of $1.6 million or $.39 per share and repurchased 207,941 shares of the Class A common stock for $1.8 million.  Net cash outflow on long-term debt and capital lease obligations was $1.3 million due mainly to the repayment of a $1.0 million loan by the Parent Company’s majority owned subsidiary, E&E do Brasil.  Distributions to minority partners during fiscal year 2009 were approximately $.6 million.

The Company maintains an unsecured line of credit available for working capital and letters of credit of $19 million at one-half percent below the prevailing prime rate.  Other lines are available solely for letters of credit in the amount of $19.6 million.  The Brazilian subsidiary in July 2008 borrowed $1 million under a four month term note at 5.19% annualized interest rate.  The Brazilian loan was repaid in full in December 2008.  The Company guarantees the line of credit of its majority owned subsidiary, Walsh Environmental (Walsh).  The banks have reaffirmed the Company’s lines of credit within the past twelve months. At July 31, 2009 and July 31, 2008 the Company had letters of credit outstanding totaling approximately $.6 million.   Borrowings by the Brazilian subsidiary for working capital were $0 and $1.0 million at July 31, 2009 and July 31, 2008, respectively.  After letters of credit and loans, there was $37.9 million of availability under the lines of credit at July 31, 2009.  At July 31, 2009 there were no borrowings for working capital against the lines of credit.  The Company believes that cash flows from operations and borrowings against the lines of credit will be sufficient to cover all working capital requirements for at least the next twelve months and the foreseeable future.

Results of Operations

Revenue

Fiscal Year 2009 vs 2008

Revenue for fiscal year 2009 was $146.9 million, an increase of $36.4 million or 33% from the $110.5 million reported in fiscal year 2008.  The increase in revenue was due mainly to increases in revenue at the Parent Company and by E&E, Inc.’s majority owned subsidiary Walsh in the energy, environmental restoration, asbestos and federal government sectors.  Specifically, revenues from Walsh were $45.6 million for fiscal year 2009, an increase of 69% from the $27.0 million reported in fiscal year 2008.  The increase in Walsh revenues was mainly attributable to increased activity in the environmental remediation and asbestos markets.  Revenues from the Parent Company’s federal government sector were $33.4 million for fiscal year 2009, up $12.0 million from the $21.4 million reported in the prior year.  The increase in federal government revenues was mainly attributable to increased activity in contracts with the United States Department of Defense (DOD) and Environmental Protection Agency (EPA).  Revenues from commercial clients of the Parent Company were $30.0 million for fiscal year 2009, an increase of 42% from the $21.2 million reported in fiscal year 2008.  The increase in revenues from commercial clients was mainly attributable to increased activity in the domestic energy market.  Offsetting these were decreases in revenue from the Parent Company’s international and state markets.  Revenue from state clients of the Parent Company was $24.6 million for fiscal year 2009, a decrease of $2.5 million from the $27.1 million reported in fiscal year 2008.  State budgets are under pressure and the Company believes its state markets will continue to be impacted until the domestic economy recovers.  Revenue from international clients of the Parent Company decreased $1.5 million during fiscal year 2009.

Revenues for the fourth quarter of fiscal year 2009 were $41.1 million, an increase of $7.7 million from the $33.4 million reported in the fourth quarter of the 2008.  The increase in revenue was attributable to increased work in the Company’s energy, environmental restoration, asbestos and federal government sectors.  Walsh reported revenues of $13.2 million for the fourth quarter of fiscal year 2009, an increase of 74% from the $7.6 million reported in the fourth quarter of fiscal year 2008 due to increased activity in the environmental remediation and asbestos markets.  Revenues of the Parent Company increased $1.7 million during the fourth quarter of fiscal year 2009 mainly attributable to increased activity in the energy and federal government markets, offset by a decrease in activity in the state market.  Revenues from the Parent Company’s federal government sector were $8.1 million for the fourth quarter of fiscal year 2009, an increase of 25% from the $6.5 million reported in the prior year.  The increase in federal government revenues was mainly attributable to increased activity in contracts with DOD and EPA.  Revenue from commercial clients of the Parent Company was $8.6 million for the fourth quarter of fiscal year 2009, an increase of $.7 million from the $7.9 million reported in the fourth quarter of fiscal year 2008.  Revenue from state clients of the Parent Company was $6.8 million for the fourth quarter of fiscal year 2009, a decrease of $.6 million from the $7.4 million reported in the fourth quarter of fiscal year 2008.

Fiscal Year 2008 vs 2007

Revenue for fiscal year 2008 was $110.5 million, an increase of $8.0 million or 8% from the $102.5 million reported in fiscal year 2007.  The increase in revenue was due mainly to increases in revenue at the Parent Company and by E&E, Inc.’s majority owned subsidiaries Walsh and E&E do Brasil.  E&E, Inc.’s revenue increased $2.5 million during fiscal year 2008 from work on contracts in the Company’s energy and state sectors offset by decreases in work for the federal government sectors.  Revenues from Walsh were $27.0 million for fiscal year 2008, an increase of 11% from the $24.4 million reported in fiscal year 2007.  The increase in Walsh revenues was mainly attributable to increased activity in the environmental remediation and asbestos markets.  Revenues from E&E do Brasil were $7.2 million for fiscal year 2008, an increase of $2.2 million or 44% over the prior year due mainly to increased work in the public and private power industries.  Revenue from commercial clients of the Parent Company was $21.2 million for fiscal year 2008, an increase of $2.8 million from the $18.4 million reported in the prior year.  The increase in commercial revenue was attributable to an increase in activity in the domestic energy market.  Revenue from state clients of the Parent Company was $27.1 million for fiscal year 2008, an increase of $3.1 million from the $24.0 million reported in fiscal year 2007 due mainly to increases in work in Washington, New York and Texas.  Revenue from federal government clients of the Parent Company was $21.4 million during fiscal year 2008, a decrease of 13% from the $24.7 million reported in the prior year.  The decrease in federal government revenue was mainly due to decreased activity on DOD contracts.

Revenues for the fourth quarter of fiscal year 2008 increased $5.0 million mainly attributable to increases in revenue at the Parent Company, Walsh and E&E do Brasil.  Revenues of the Parent Company increased $3.3 million during the fourth quarter of fiscal year 2008 mainly attributable to increased work on contracts in the Company’s energy sector.  Walsh reported revenues of $7.6 million for the fourth quarter of fiscal year 2008, an increase of 12% from the $6.8 million reported in the fourth quarter of fiscal year 2007.  Revenues from E&E do Brasil were $2.2 million for the fourth quarter of fiscal year 2008, an increase of 38% from the $1.7 million reported in the fourth quarter of the prior year.  Revenue from commercial clients of the Parent Company was $7.9 million for the fourth quarter of fiscal year 2008, an increase of $3.6 million from the $4.3 million reported in the fourth quarter of fiscal year 2007.  The increase in commercial revenue was attributable to an increase in activity in the domestic energy market.

Income From Continuing Operations Before Income Taxes and Minority Interest

Fiscal Year 2009 vs 2008

The Company’s income from continuing operations before income taxes and minority interest was $9.5 million for fiscal year 2009, an increase of $3.9 million from the $5.6 million reported in fiscal year 2008.  Gross profits increased $8.5 million during fiscal year 2009 as a result of the increased revenue reported at the Parent Company and Walsh offset by an increase in corporate wide subcontract costs.  The gross margin percentage for fiscal year 2009 was 39.8%, down from the 45.3% reported for fiscal year 2008.  The decrease in gross margin percentage was attributable to a significant increase in subcontract costs throughout the Company.  Subcontract costs were $38.0 million for fiscal year 2009, an increase of 141% from the $15.8 million reported in the prior year.  Gross margin as a percentage of revenue less subcontractor revenue and costs increased slightly during fiscal year 2009.  The increased gross profits were offset by higher indirect costs in fiscal year 2009.  Offsetting the increased revenue was an increase in indirect operating expenses throughout the company due to increased staffing and work levels.  Consolidated indirect costs for fiscal year 2009 were $47.4 million, an increase of $4.4 million from the $43.0 million reported in fiscal year 2008.  Staffing levels throughout the company increased 16% during fiscal year 2009 as a result of increased manpower needs necessary to accommodate the increase in revenue.  The Company reached settlements with Kuwait and the federal government during fiscal year 2009.  E&E Inc. settled the Kuwait tax dispute and the related accrual for uncertain tax position charges and reserved the $925,000 balance of receivables on the Middle East contracts which resulted in a net gain of approximately $.25 per share.  Additionally, the Company maintains reserves for annual indirect rate adjustments due to FAR and CAS compliance reviews by the federal government which covered fiscal years 1996 through 2004.  During the fourth quarter of fiscal year 2009, the Company derecognized reserves of $562,000 ($410,000 after tax) as a result of a settlement with the federal government.  The federal government settlement positively impacted the Company’s earnings during the fourth quarter of fiscal year 2009 by $.10 per share.

The Company’s income from continuing operations before income taxes and minority interest was $2.6 million for the fourth quarter of fiscal year 2009, slightly down from the $2.8 million reported in the fourth quarter of fiscal year 2008.  The fourth quarter of 2008 was impacted by a gain on foreign exchange transactions of $360,000.  Gross profit increased during the fourth quarter of fiscal year 2009 as a result of increased revenues.  The gross margin percentage for the fourth quarter of fiscal year 2009 was 39.7%, down from the 43.8% reported for the fourth quarter of fiscal year 2008.  The decrease in gross margin percentage was attributable to a significant increase in subcontract costs throughout the company.  Subcontract costs were $11.3 million for fiscal year 2009, up $5.7 million from the $5.6 million reported in the fourth quarter of fiscal year 2008.  Gross margin as a percentage of revenue less subcontractor revenue and costs increased slightly during the fourth quarter of fiscal year 2009.  Offsetting the increased revenue was an increase in indirect operating expenses throughout the company due to the increased staff and work levels.  Consolidated indirect costs for the fourth quarter of fiscal year 2009 were $13.3 million, up 14% from the $11.7 million reported in the fourth quarter of fiscal year 2008.  During the fourth quarter of fiscal year 2009, the Company derecognized reserves of $562,000 ($410,000 after tax) as a result of a settlement with the federal government.  The federal government settlement positively impacted the Company’s earnings during the fourth quarter of fiscal year 2009 by $.10 per share.

Fiscal Year 2008 vs 2007

The Company’s income from continuing operations before income taxes and minority interest was $5.6 million for fiscal year 2008, slightly less than the $5.7 million reported in fiscal year 2007.  Gross profits increased $4.6 million during fiscal year 2008 as a result of the increased revenue reported at the Parent Company, Walsh and E&E do Brasil in addition to a decrease in corporate wide subcontract costs.  The gross margin percentage for fiscal year 2008 was 45.3%, up slightly from the 44.3% reported for fiscal year 2007.  The increased gross profits were offset by higher indirect costs in fiscal year 2008.  Due to increased staffing levels and business development and proposal costs worldwide, consolidated indirect costs increased $4.2 million in fiscal year 2008.   The increase in business development and proposal costs was due to the Company’s commitment to invest in significant future opportunities in the alternative and clean technology energy sectors.  The Company continues to increase business development costs worldwide to capitalize on the global demands for energy and environmental infrastructure improvements in concert with heightened concerns over global warming.   Staffing levels throughout the company increased 12% during fiscal year 2008 as a result of increased manpower needs necessary to accommodate the increase in corporate revenue.  During fiscal year 2008, E&E recorded an accrual related to uncertain tax positions taken by the Company of approximately $740,000 or $.15 per share after tax. This accrual included additional interest and penalties of approximately $590,000 ($.12 per share after tax) as well as a foreign exchange loss of $144,000 ($.02 per share after tax) to adjust the tax reserve to current exchange rates.  This expense is related to the contested Kuwait taxes.

The Company’s income from continuing operations before income taxes and minority interest was $2.8 million for the fourth quarter of fiscal year 2008, up $1.9 million from the $.9 million reported in the fourth quarter of fiscal year 2007.  The gross margin percentage for the fourth quarter of fiscal year 2008 was 43.8%, up from the 41.6% reported for the fourth quarter of fiscal year 2007.  The increased gross profits were offset by higher indirect costs in the fourth quarter.  Consolidated indirect costs increased $1.0 million mainly attributable to the increased revenue at E&E, Inc. and E&E do Brasil as well as increased staffing levels and operational expenses related to the overall business growth throughout the Company.  The increase of income from continuing operations before income taxes and minority interest in the fourth quarter of fiscal year 2008 was mainly due to increased revenues at the Parent Company and E&E do Brasil. Gross profits increased $2.8 million during the fourth quarter of fiscal year 2008 as a result of the increase in revenue.

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

On January 9, 2007 the Company sold its interest in the shrimp farm in Costa Rica to the Roozen Group for $2,500,000 in cash. When the farm was closed in fiscal year 2003, the Company recorded an impairment charge. The previously unrecognized foreign translation loss in the amount of approximately $1.5 million has been accounted for in the computation of the gain on the sale. There was a pretax gain on the sale of the farm of approximately $960,000 after deducting costs of the sale.  This gain was included in the accompanying financial statements under discontinued operations.

Income Taxes

In March of 2009, the Company received a tax assessment from the Kuwait Ministry of Finance in the amount of approximately $2.6 million related to the contested taxes resulting from the work performed for the Public Authority for Assessment of Compensation for Damages Resulting from Iraqi Aggression (PAAC).  A liability had been previously accrued for this tax including interest and penalties of approximately $4.3 million.  The Company reached a favorable settlement with the Ministry of Finance in April 2009.  Accordingly, the Company derecognized the remaining accrual of approximately $1.4 million (net of deferred tax) by reducing the income tax provision by $870,000 and reducing interest expense and general and administrative costs each by $275,000.

The estimated effective tax rate for fiscal year 2009 is 27.0%, down from the 38.0% reported for fiscal year 2008.  Excluding the favorable settlement in Kuwait, the estimated effective tax rate for fiscal year 2009 is 36.1%.

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

Revenue Recognition

The Company’s revenues are derived primarily from the professional and technical services performed by its employees or, in certain cases, by subcontractors engaged to perform on under contracts entered into with our clients. The revenues recognized, therefore, are derived from our ability to charge clients for those services under the contracts.

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

The Company maintains reserves for annual indirect rate submittal adjustments due to FAR and CAS compliance reviews by the federal government which covered fiscal years 1996 through 2004.  The reserve decreased $562,000 ($410,000 after tax) during the fourth quarter of fiscal year 2009 as a result of a settlement with the federal government.  The federal government settlement positively impacted the Company’s earnings during the fourth quarter of fiscal year 2009 by $.10 per share.

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

Allowance for Doubtful Accounts and Contract Adjustments

We reduce our accounts receivable and costs and accrued earnings in excess of billings on contracts in process by establishing an allowance for amounts that, in the future, may become uncollectible or unrealizable, respectively. We determine our estimated allowance for uncollectible amounts based on management’s judgments regarding our operating performance related to the adequacy of the services performed, the status of change orders and claims, our experience settling change orders and claims and the financial condition of our clients, which may be dependent on the type of client and current economic conditions.

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

In July of 2006, FASB issued Interpretation No. 48 (FIN 48), an interpretation of SFAS 109.  FIN 48 clarifies the accounting for uncertainty in income taxes and reduces the diversity in current practice associated with the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return by defining a “more-likely-than-not” threshold regarding the sustainability of the position.  The Company adopted FIN 48 beginning August 1, 2007.  See Note 8 to Consolidated Financial Statements for additional information.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation to assess the effectiveness of our internal control over financial reporting as of July 31, 2009.  In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

Based on our assessment, we concluded that, as of July 31, 2009, our internal control over financial reporting is effective based on those criteria.

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

We have audited the accompanying consolidated balance sheets of Ecology and Environment, Inc. and its subsidiaries (Company) as of July 31, 2009 and 2008, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended July 31, 2009.  In addition, our audits included the financial statement schedule listed in the index at Item 15(a)(2).  These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ecology and Environment, Inc. and its subsidiaries as of July 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Schneider Downs & Co., Inc.

Pittsburgh, Pennsylvania
October 28, 2009

Ecology and Environment, Inc
Consolidated Balance Sheets

	July 31,	July 31,
Assets	2009	2008

Current assets:
Cash and cash equivalents	$16,571,186	$14,178,094
Investment securities available for sale	1,212,405	1,173,195
Contract receivables, net	41,693,034	41,545,935
Deferred income taxes	4,137,516	4,450,693
Income tax receivable	650,090	15,556
Other current assets	2,372,919	2,357,307

Total current assets	66,637,150	63,720,780

Property, building and equipment, net	8,258,441	7,873,248
Deferred income taxes	1,160,444	2,386,424
Other assets	1,599,204	1,621,144

Total assets	$77,655,239	$75,601,596

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$13,866,425	$9,756,189
Accrued payroll costs	7,216,316	5,901,980
Deferred revenue	103,509	91,822
Current portion of long-term debt and capital lease obligations	411,331	1,377,827
Other accrued liabilities	8,925,858	9,721,652

Total current liabilities	30,523,439	26,849,470

Income taxes payable	278,782	2,734,788
Accrued interest and penalties	124,137	2,111,988
Long-term debt and capital lease obligations	403,941	481,757
Minority interest	5,273,455	4,169,247
Commitments and contingencies (see note #15)	-	-

Shareholders' equity:
Preferred stock, par value $.01 per share;
authorized - 2,000,000 shares; no shares
issued	-	-
Class A common stock, par value $.01 per
share; authorized - 6,000,000 shares;
issued - 2,677,651 and 2,661,498 shares	26,776	26,615
Class B common stock, par value $.01 per
share; authorized - 10,000,000 shares;
issued - 1,716,074 and 1,732,227 shares	17,162	17,323
Capital in excess of par value	20,093,952	20,014,257
Retained earnings	23,290,768	19,664,147
Accumulated other comprehensive income	441,965	834,667
Treasury stock - Class A common, 242,290 and 65,340
shares; Class B common, 64,801 shares, at cost	(2,819,138)	(1,302,663)

Total shareholders' equity	41,051,485	39,254,346

Total liabilities and shareholders' equity	$77,655,239	$75,601,596

The accompanying notes are an integral part of these consolidated financial statements.

Ecology and Environment, Inc.
Consolidated Statements of Income

	Year ended July 31,

	2009	2008	2007

Revenue	$146,886,938	$110,532,816	$102,496,123

Cost of professional services and
other direct operating expenses	50,383,876	44,658,180	39,889,286
Subcontract costs	38,025,409	15,833,829	17,215,450

Gross profit	58,477,653	50,040,807	45,391,387
Administrative and indirect operating
expenses	34,309,408	31,013,505	28,044,431
Marketing and related costs	13,101,999	11,950,306	10,689,698
Depreciation	1,620,829	1,483,931	1,347,723

Income from operations	9,445,417	5,593,065	5,309,535
Interest expense	(77,238)	(431,287)	(162,442)
Interest income	202,052	441,190	539,668
Other income (expense)	(17,514)	(184,354)	9,752
Net foreign currency exchange gain (loss)	(78,930)	134,009	23,382

Income from continuing operations before income taxes
and minority interest	9,473,787	5,552,623	5,719,895
Income tax provision	2,570,082	2,112,675	1,039,375

Net income from continuing operations before
minority interest	6,903,705	3,439,948	4,680,520
Minority interest	(1,668,066)	(1,606,338)	(1,965,099)

Net income from continuing operations	5,235,639	1,833,610	2,715,421
Income (loss) from discontinued operations	(23,550)	1,108	(156,280)
Income tax benefit (provision) on income (loss) from discontinued operations	9,185	(332)	515,330

Net income	$5,221,274	$1,834,386	$3,074,471

Net income per common share: basic
Continuing operations	$1.31	$0.44	$0.65
Discontinued operations	-	-	0.08

Net income per common share: basic	$1.31	$0.44	$0.73

Net income per common share: diluted
Continuing operations	$1.28	$0.43	$0.64
Discontinued operations	-	-	0.08

Net income per common share: diluted	$1.28	$0.43	$0.72

Weighted average common shares outstanding: basic	3,982,884	4,164,186	4,194,673

Weighted average common shares outstanding: diluted	4,084,356	4,228,292	4,261,623

The accompanying notes are an integral part of these consolidated financial statements.

Ecology and Environment, Inc
Consolidated Statements of Cash Flows

	Year ended July 31,

	2009	2008	2007

Cash flows from operating activities:
Net income	$5,221,274	$1,834,386	$3,074,471
Net income (loss) from discontinued operations, net of tax	(14,365)	776	359,050
Income from continuing operations	5,235,639	1,833,610	2,715,421
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	1,620,829	1,483,931	1,347,723
Provision (benefit) for deferred income taxes	1,589,657	888,140	(298,887)
Share-based compensation expense	446,412	339,625	121,396
Tax impact of share based compensation	-	33,457	-
Minority interest	1,668,066	1,606,338	1,965,099
Provision for contract adjustments	(88,387)	360,505	1,054,204
(Increase) decrease in:
- contracts receivable	(3,860,598)	(4,637,974)	(563,660)
- other current assets	(161,236)	(552,458)	(423,536)
- income tax receivable	(634,534)	1,341,657	(1,357,213)
- other non-current assets	18,730	108,169	2,049,412
Increase (decrease) in:
- accounts payable	4,359,443	(915,543)	765,423
- accrued payroll costs	1,357,386	(317,895)	(204,307)
- income taxes payable	(682,004)	(445,507)	(573,244)
- deferred revenue	11,687	1,031	(70,434)
- other accrued liabilities	52,521	897,648	(1,709,296)
- accrued interest and penalties	(1,185,704)	664,033	-

Net cash provided by operating activities	9,747,907	2,688,767	4,818,101

Cash flows used in investing activities:
Acquistion of minority interest of subsidiary	-	(116,677)	(166,000)
Purchase of property, building and equipment	(1,845,509)	(1,503,109)	(1,128,719)
Purchase of bonds	(39,210)	(1,072,186)	(3,408)

Cash used in investing activities	(1,884,719)	(2,691,972)	(1,298,127)

Cash flows provided by (used in) financing activities:
Dividends paid	(1,594,653)	(1,535,492)	(1,464,921)
Proceeds from debt	625,746	1,040,028	168,792
Repayment of debt and capital lease obligations	(1,942,882)	(369,760)	(490,866)
Distributions to minority partners	(625,677)	(752,882)	(768,596)
Purchase of treasury stock	(1,832,123)	(5,636)	(1,085,901)

Net cash used in financing activities	(5,369,589)	(1,623,742)	(3,641,492)

Effect of exchange rate changes on cash and cash equivalents	(86,142)	249,742	(381,055)

Discontinued Operations:
Net cash provided by (used in) discontinued operating activities	(14,365)	776	462,597
Net cash provided by discontinued investing activities - sale of assets	-	-	2,500,000

Net cash provided by (used in) discontinued operations	(14,365)	776	2,962,597

Net increase (decrease) in cash and cash equivalents	2,393,092	(1,376,429)	2,460,024
Cash and cash equivalents at beginning of period	14,178,094	15,554,523	13,094,499

Cash and cash equivalents at end of period	$16,571,186	$14,178,094	$15,554,523

The accompanying notes are an integral part of these consolidated financial statements.

Ecology and Environment, Inc
Consolidated Statements of Changes in Shareholders' Equity

							Accumulated
	Common Stock				Capital in		Other
	Class A		Class B		Excess of	Retained	Comprehensive	Treasury Stock			Comprehensive
	Shares	Amount	Shares	Amount	Par Value	earnings	Income (loss)	Shares	Amount		Income

Balance at July 31, 2006	2,534,566	$25,346	1,650,173	$16,502	$17,684,373	$23,163,716	$(2,208,830)	128,463		$(1,053,648)	$2,609,808

Net income	-	-	-	-	-	3,074,471	-	-		-	3,074,471
Reclassification adjustment for realized foreign currency translation loss in net income	-	-	-	-	-	-	2,110,431	-		-	2,110,431
Foreign currency translation adjustment	-	-	-	-	-	-	397,476	-		-	397,476
Cash dividends paid ($.34 per share)	-	-	-	-	-	(1,464,921)	-	-		-	-
5% Stock Dividend	126,522	1,265	82,464	825	2,560,078	(2,562,168)	-	8,040		-	-
Unrealized investment gain, net	-	-	-	-	-	-	25	-		-	25
Conversion of common stock - B to A	410	4	(410)	(4)	-	-	-	-		-	-
Repurchase of Class A common stock	-	-	-	-	-	-	-	86,806		(1,085,901)	-
Issuance of stock under stock award plan	-	-	-	-	(325,985)	-	-	(57,620)		472,484	-
Share-based compensation expense	-	-	-	-	121,396	-	-	-		-	-
Tax impact of share based compensation	-	-	-	-	5,860	-	-	-		-	-
Other	-	-	-	-	5,724	-	-	3,132		(25,431)	-

Balance at July 31, 2007	2,661,498	$26,615	1,732,227	$17,323	$20,051,446	$22,211,098	$299,102	168,821		$(1,692,496)	$5,582,403
Cumulative effect of adopting FIN 48	-	-	-	-	-	(2,845,845)	-	-		-	-

	2,661,498	$26,615	1,732,227	$17,323	$20,051,446	$19,365,253	$299,102	168,821	$	- 1,692,496	$5,582,403

Net income	-	-	-	-	-	1,834,386	-	-		-	1,834,386
Foreign currency translation adjustment	-	-	-	-	-	-	536,446	-		-	536,446
Cash dividends paid ($.36 per share)	-	-	-	-	-	(1,535,492)	-	-		-	-
Unrealized investment gain, net	-	-	-	-	-	-	(881)	-		-	(881)
Repurchase of Class A common stock	-	-	-	-	-	-	-	536		(5,636)	-
Issuance of stock under stock award plan	-	-	-	-	(412,173)	-	-	(41,094)		412,173	-
Share-based compensation expense	-	-	-	-	339,625	-	-	-		-	-
Tax impact of share based compensation	-	-	-	-	33,457	-	-	-		-	-
Other	-	-	-	-	1,902	-	-	1,878		(16,704)	-

Balance at July 31, 2008	2,661,498	$26,615	1,732,227	$17,323	$20,014,257	$19,664,147	$834,667	130,141		$(1,302,663)	$2,369,951

Net income	-	-	-	-	-	5,221,274	-	-		-	5,221,274
Foreign currency translation adjustment	-	-	-	-	-	-	(402,403)	-		-	(402,403)
Cash dividends paid ($.39 per share)	-	-	-	-	-	(1,594,653)	-	-		-	-
Unrealized investment gain, net	-	-	-	-	-	-	9,701	-		-	9,701
Conversion of common stock - B to A	16,153	161	(16,153)	(161)	-	-	-	-		-	-
Repurchase of Class A common stock	-	-	-	-	-	-	-	207,941		(1,832,123)	-
Issuance of stock under stock award plan	-	-	-	-	(376,176)	-	-	(37,580)		376,176	-
Share-based compensation expense	-	-	-	-	446,412	-	-	-		-	-
Other	-	-	-	-	9,459	-	-	6,589		(60,528)	-

Balance at July 31, 2009	2,677,651	$26,776	1,716,074	$17,162	$20,093,952	$23,290,768	$441,965	307,091		$(2,819,138)	$4,828,572

The accompanying notes are an integral part of these consolidated financial statements.

Ecology and Environment, Inc.
Notes to Consolidated Financial Statements

1.	Summary of Operations and Basis of Presentation

Ecology and Environment, Inc., (“EEI”, the “Company” or the “Parent Company”) is a broad-based environmental consulting firm whose underlying philosophy is to provide professional services worldwide so that sustainable economic and human development may proceed with minimum negative impact on the environment. The Company’s staff is comprised of individuals representing 85 scientific, engineering, health, and social disciplines working together in multidisciplinary teams to provide innovative environmental solutions. The Company has completed more than 45,000 projects for a wide variety of clients in 84 countries, providing environmental solutions in nearly every ecosystem on our planet.  Revenues reflected in the Company's consolidated statement of income represent services rendered for which the Company maintains a primary contractual relationship with its customers. Included in revenues are certain services outside the Company's normal operations which the Company has elected to subcontract to other contractors.

During fiscal years ended July 31, 2009, 2008 and 2007, the percentages of total revenues derived from contracts exclusively with the United States Department of Defense (DOD) were 14%, 11% and 9%.

2.	Summary of Significant Accounting Policies

a.	Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. Also reflected in the consolidated financial statements is the 50% ownership in the Chinese operating joint venture, The Tianjin Green Engineering Company. This joint venture is accounted for under the equity method. All significant intercompany transactions and balances have been eliminated.

b.	Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions as of the date of the financial statements, which affect the reported values of assets and liabilities and revenues and expenses and disclosures of contingent assets and liabilities. Actual results may differ from those estimates.

c.	Reclassifications

Certain prior year amounts were reclassified to conform to the 2009 financial statement presentation.

d.	Revenue recognition

Substantially all of the Company's revenue is derived from environmental consulting work. The consulting revenue is principally derived from the sale of labor hours. The consulting work is performed under a mix of fixed price, cost-type, and time and material contracts. Contracts are required from all customers. Revenue is recognized as follows:

Contract Type	Work Type	Revenue Recognition Policy

Time and Materials	Consulting	As incurred at contract rates.

Fixed Price	Consulting	Percentage of completion, approximating the ratio of either total costs or LOE hours incurred to date to total estimated costs or LOE hours.

Cost-Type	Consulting	Costs as incurred. Fixed fee portion is recognized using percentage of completion determined by the percentage of level of effort (LOE) hours incurred to total LOE hours in the respective contracts.

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

We reduce our accounts receivable and costs and accrued earnings in excess of billings on contracts in process by establishing an allowance for amounts that, in the future, may become uncollectible or unrealizable, respectively. We determine our estimated allowance for uncollectible amounts based on management’s judgments regarding our operating performance related to the adequacy of the services performed, the status of change orders and claims, our experience settling change orders and claims and the financial condition of our clients, which may be dependent on the type of client and current economic conditions.

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

Investment securities have been classified as available for sale and are stated at estimated fair value. Unrealized gains or losses related to investment securities available for sale are reflected in accumulated other comprehensive income, net of applicable income taxes in the consolidated balance sheet and statement of changes in shareholders' equity. The cost of securities sold is based on the specific identification method. The Company had gross unrealized gains of approximately $13,000 and $5,000 in fiscal year 2009 and 2008 respectively.

f.	Property, building and equipment, depreciation and amortization

Property, building and equipment are stated at the lower of cost or fair market value. Office furniture and all equipment are depreciated on the straight-line method for book purposes, excluding computer equipment which is depreciated on the accelerated method for book purposes, and on accelerated methods for tax purposes over the estimated useful lives of the assets (three to seven years). The headquarters building is depreciated on the straight-line method for both book and tax purposes over an estimated useful life of 32 years. Its components are depreciated over their estimated useful lives ranging from 7 to 15 years. The additional building and warehouse is depreciated on the straight-line method over an estimated useful life of 40 years for both book and tax purposes. Leasehold improvements are amortized for book purposes over the terms of the leases or the estimated useful lives of the assets, whichever is shorter. Expenditures for maintenance and repairs are charged to expense as incurred. Expenditures for improvements are capitalized. When property or equipment is retired or sold, any gain or loss on the transaction is reflected in the current year's earnings.

g.	Fair value of financial instruments

Effective August 1, 2008, the Company has adopted the current portion of the Financial Accounting Standards Board (FASB) Statement No. 157, “Fair Value Measurement” (SFAS 157).  The methodologies used to calculate the fair value of the investments held within the Company’s portfolio qualify under the Level 1 and Level 2 measurement requirements of SFAS 157.  In February 2008, the FASB agreed to a one-year deferral for the implementation of SFAS No. 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact, if any, that the adoption of the previously deferred provisions of SFAS No. 157 will have on its operating results and financial condition.

The three levels of the hierarchy are as follows:

Level 1 Inputs – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.  Generally this includes debt and equity securities and derivative contracts that are traded on an active exchange market (i.e. New York Stock Exchange) as well as certain U.S. Treasury and U.S. Government and agency mortgage-backed securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2 Inputs – Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; or valuations based on models where the significant inputs are observable (e.g., interest rates, yield curves, credit risks, etc.) or can be corroborated by observable market data.

Level 3 Inputs – Valuations based on models where significant inputs are not observable.  The unobservable inputs reflect the Company’s own assumptions about the assumptions that market participants would use.

The following table presents the level within the fair value hierarchy at which the Company’s financial assets and liabilities are measured on a recurring basis as of July 31, 2009.

	Level 1	Level 2		Level 3		Total
Assets
Money market mutual funds	$6,279,470	$	---	$	---	$6,279,470
Investment securities available for sale	50,895		1,161,510		---	1,212,405
Total	$6,330,365		$1,161,510	$	---	$7,491,875

The carrying amount of cash and cash equivalents, contracts receivable, notes receivable and accounts payable at July 31, 2009 and 2008 approximate fair value.  Long-term debt consists of bank loans and capitalized equipment leases. Based on the Company's assessment of the current financial market and corresponding risks associated with the debt, management believes that the carrying amount of long-term debt at July 31, 2009 and July 31, 2008 approximates fair value.

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

The financial statements of foreign subsidiaries located in highly inflationary economies are remeasured as if the functional currency were the U.S. dollar. The remeasurement of local currencies into U.S. dollars creates transaction adjustments which are included in net income. There were no highly inflationary economy translation adjustments for fiscal years 2007-2009.

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

The Company has significant deferred tax assets, resulting principally from contract reserves and fixed assets.  The Company periodically evaluates the likelihood of realization of deferred tax assets, and has determined that no valuation allowance is presently necessary.

In July of 2006, FASB issued Interpretation No. 48 (FIN 48), an interpretation of SFAS 109.  FIN 48 clarifies the accounting for uncertainty in income taxes and reduces the diversity in current practice associated with the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return by defining a “more-likely-than-not” threshold regarding the sustainability of the position.  The Company adopted FIN 48 beginning August 1, 2007.  See Note 8 to Consolidated Financial Statements for additional information.

j.	Pension costs

The Company has a non-contributory defined contribution plan providing deferred benefits for substantially all of the Company's employees. The Company also had a supplemental defined contribution plan (SERP) to provide deferred benefits for senior executives of the Company. The annual expense of the Company's supplemental defined contribution plan is based on a percentage of eligible wages as authorized by the Company's Board of Directors. Benefits under this plan are funded as accrued.

k.	Stock based compensation

The Company adopted SFAS 123(R), “Share-Based Payment” (SBP), effective August 1, 2005. The Statement requires companies to expense the value of employee stock options and similar awards. Under SFAS 123(R), SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised.

l.	Earnings per share (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  See Note 14 to Consolidated Financial Statements for additional information.

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

The Company accounts for impairment of long-lived assets in accordance with FASB No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets"( SFAS 144).  SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows (undiscounted) expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value.

o.	Goodwill

During the first quarter of fiscal year 2008, additional goodwill of $256,000 was recorded as a result of the purchase of additional shares of Gustavson Associates LLC.  In accordance with SFAS 142, the total goodwill of approximately $1.1 million is not amortized and is subject to an annual assessment for impairment.

p.	Subsequent Events

The Company accounts for subsequent events in accordance with FASB Statement No. 165 “Subsequent Events” (SFAS 165). SFAS 165 sets forth the period following the balance sheet date during which management should evaluate subsequent events for disclosure, the circumstances under which events should be evaluated for disclosure, and the disclosure that should be made. SFAS 165 also introduces the concept of a date following the balance sheet date when statements are available to be issued.  See Note 19 to Consolidated Financial Statements for additional information.

3.	Cash and Cash Equivalents

The Company's policy is to invest cash in excess of operating requirements in income-producing short-term investments. At July 31, 2009 and 2008, short-term investments consist of commercial paper and money market funds. Short-term investments amounted to approximately $6.3 million at July 31, 2009 and $4.5 million at July 31, 2008 and are reflected in cash and cash equivalents in the accompanying consolidated balance sheets and statements of cash flows.

4.	Contract Receivables, net

	July 31,

	2009	2008

United States government -
Billed	$2,546,741	$3,431,437
Unbilled	3,784,894	2,669,211
	6,331,635	6,100,648

Industrial customers and state and municipal governments -
Billed	21,051,958	20,811,500
Unbilled	16,829,779	16,690,360
	37,881,737	37,501,860

Allowance for doubtful accounts and contract adjustments -	(2,520,338)	(2,056,573)

	$41,693,034	$41,545,935

United States government receivables arise from long-term U.S. government prime contracts and subcontracts. Unbilled receivables result from revenues which have been earned, but are not billed as of period-end. The above unbilled balances are comprised of incurred costs plus fees not yet processed and billed; and differences between year-to-date provisional billings and year-to-date actual contract costs incurred.  Management anticipates that the July 31, 2009 unbilled receivables will be substantially billed and collected within one year.   Within the above billed balances are contractual retainages in the amount of approximately $217,000 at July 31, 2009 and $290,000 at July 31, 2008. Management anticipates that the July 31, 2009 retainage balance will be substantially collected within one year.

Included in the balance of receivables for industrial customers and state and municipal customers are receivables, net of subcontract costs, due under the contracts in Saudi Arabia and Kuwait of $3.5 million at July 31, 2008.  The Company recorded a charge to the fiscal year’s revenue of approximately $925,000 to fully reserve the balance of receivables due from the work performed in both Saudi Arabia and Kuwait under the contracts funded by the United Nations Compensation Commission to assess damages resulting from Iraqi aggression.  Although the Company is aggressively pursuing the payment of these receivables, it has been unable to secure assurances or evidence that adequate funding remains in these contracts to cover the payments.

5.	Property, Building and Equipment, net

	July 31,
	2009	2008

Land and land improvements	$673,970	$543,051
Buildings	11,440,973	11,180,516
Equipment	2,614,176	3,187,973
Information technology equipment	7,871,267	7,265,335
Office furniture and equipment	3,182,009	2,748,782
Leasehold improvements and other	1,778,352	1,727,927

	$27,560,747	$26,653,584

Accumulated depreciation and amortization	(19,302,306)	(18,780,336)

	$8,258,441	$7,873,248

6.	Lines of Credit

The Company maintains an unsecured line of credit available for working capital and letters of credit of $19 million at one-half percent below the prevailing prime rate.  Other lines are available solely for letters of credit in the amount of $19.6 million.  The Brazilian subsidiary in July 2008 borrowed $1 million under a four month term note at 5.19% annualized interest rate.  The Brazilian loan was repaid in full in December 2008.  The Company guarantees the line of credit of its majority owned subsidiary, Walsh Environmental (Walsh).  The banks have reaffirmed the Company’s lines of credit within the past twelve months. At July 31, 2009 and July 31, 2008 the Company had letters of credit outstanding totaling approximately $.6 million.   Borrowings by the Brazilian subsidiary for working capital were $0 and $1.0 million at July 31, 2009 and July 31, 2008, respectively.  After letters of credit and loans, there was $37.9 million of availability under the lines of credit at July 31, 2009.

7.	Debt and Capital Lease Obligations

Debt inclusive of capital lease obligations consists of the following:

	July 31, 2009	July 31, 2008

Various bank loans and advances at subsidiaries with interest rates ranging from 5% to 14%	$531,031	$1,702,392
Capital lease obligations at subsidiaries with varying interest rates averaging 11%	284,241	157,192
	815,272	1,859,584

Less: current portion of debt and capital lease obligations	(411,331)	(1,377,827)

Long-term debt and capital lease obligations	$403,941	$481,757

The aggregate maturities of long-term debt and capital lease obligations at July 31, 2009 are as follows:

Amount

Fiscal Year 2010	$411,331
Fiscal Year 2011	257,232
Fiscal Year 2012	67,476
Fiscal Year 2013	49,890
Fiscal Year 2014	29,343
Thereafter	---

$815,272

8.	Income Taxes

The provision (benefit) for income taxes was as follows:

	Fiscal Year
	2009	2008	2007

Current:
Federal	$(711,987)	$72,694	$596,564
State	393,385	172,021	224,987
Foreign	1,299,027	979,820	516,711

	$980,425	$1,224,535	$1,338,262

Deferred:
Federal	$2,072,947	$1,117,191	$(214,280)
State	33,019	84,164	(84,607)
Foreign	(516,309)	(313,215)	---
	$1,589,657	$888,140	$(298,887)

	$2,570,082	$2,112,675	$1,039,375

A reconciliation of income tax expense (benefit) using the statutory U.S. income tax rate compared with actual income tax expense (benefit) was as follows:

	2009	2008	2007

U.S. federal statutory income tax rate	34.0%	34.0%	34.0%
Re-evaluation of tax contingencies	(9.1%)	---	(8.9%)
Income from "pass-through" entities taxable to minority partners	(2.8%)	(5.8%)	(7.9%)
International rate differences	(0.1%)	(0.1%)	(2.6%)
Extraterritorial income tax exclusion	---	---	(0.9%)
State taxes, net of federal benefit	2.7%	4.1%	2.2%
Other	2.1%	5.8%	2.3%

Total	27.0%	38.0%	18.2%

The significant components of deferred tax assets (liabilities) are as follows:

	Fiscal Year
	2009	2008

Contract and other reserves	$3,137,879	$3,173,351
Fixed assets and intangibles	574,558	855,144
Accrued compensation	1,118,853	672,134
Net operating loss carryforwards	81,481	586,827
Foreign and state income taxes	73,420	910,683
Accrued interest	19,259	359,781
Other	549,841	547,524
Deferred tax assets	$5,555,291	$7,105,443

State income taxes	(257,331)	(268,326)
Deferred tax liabilities	(257,331)	(268,326)
Net deferred tax asset	$5,297,960	$6,837,117

In July of 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), an interpretation of FAS 109.  FIN 48 clarifies the accounting for uncertainty in income taxes and reduces the diversity in current practice associated with the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return by defining a “more-likely-than-not” threshold regarding the sustainability of the position.  The first step involves assessing whether the tax position is more likely than not to be sustained upon examination based on the technical merits.  The second step involves measurement of the amount to recognize.  Tax positions that meet the more likely then not threshold are measured at the largest amount of tax benefit greater than 50% likely of being realized upon ultimate finalization with tax authorities.  The Company adopted FIN 48 beginning August 1, 2007.

The net change in the deferred tax assets and liabilities was due mainly to a decrease in a deferred tax asset related to the settlement of a liability for uncertain tax positions.  In March of 2009, the Company received a tax assessment from the Kuwait Ministry of Finance in the amount of approximately $2.6 million related to the contested taxes resulting from the work performed for the Public Authority for Assessment of Compensation for Damages Resulting from Iraqi Aggression (PAAC).  A liability had been previously accrued for this tax including interest and penalties of approximately $4.3 million.  The Company reached a favorable settlement with the Ministry of Finance in April 2009.  Accordingly, the Company has derecognized the remaining accrual of approximately $1.4 million (net of deferred tax) by reducing the income tax provision by $870,000 and reducing interest expense and general and administrative costs each by $275,000.

The Company has not recorded income taxes applicable to undistributed earnings of all foreign subsidiaries that are indefinitely reinvested in those operations.  At July 31, 2009, these amounts related primarily to operations in Saudi Arabia and Chile of approximately $1,980,000.

The Company’s tax benefit related to continuing operations for fiscal year ended July 31, 2009 reflects the favorable settlement an accrual for uncertain tax positions.  The Company's tax benefit related to continuing operations for fiscal year ended July 31, 2007 reflects an additional benefit of $510,000 as a result of a change in its estimated contingent tax liabilities for income tax audits.  These contingent liabilities were re-evaluated and a downward adjustment was made as a result of an appeals settlement that occurred in July of 2007 relating to positions taken on the company's fiscal 2004 and fiscal 2005 tax returns.

The Company files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions.  In September of 2007, the Internal Revenue Service (IRS) concluded the audits of fiscal 2004 through 2006.  E&E, Inc. is currently under audit for fiscal year 2008 by the IRS with no proposed changes.  This audit is awaiting final Area Director approval.  The Company’s tax matters for the fiscal years 2007 and 2009 remain subject to examination by the IRS. The Company’s New York State tax matters have been concluded for years through fiscal 2005. The Company’s tax matters in other material jurisdictions remain subject to examination by the respective state, local, and foreign tax jurisdiction authorities. No waivers have been executed that would extend the period subject to examination beyond the period prescribed by statute.

As of July 31, 2009, for federal income tax return purposes, the Company has used all of their U.S. net operating loss carryforwards.  The remaining net operating losses pertain to state losses.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in administrative and indirect operating expenses.  For the three and twelve months ended July 31, 2009, E&E, Inc. recognized interest and penalties expense (benefit) of approximately $10,000 and ($380,000), respectively.  For the twelve months ended July 31, 2009, E&E, Inc. incurred a foreign exchange gain of $275,000 to adjust both the accrual for uncertain tax positions related to the Kuwait tax reserve and the related federal tax benefit to current exchange rates.

It is reasonably possible that the liability associated with our unrecognized tax benefits will increase or decrease within the next twelve months.  At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

At July 31, 2009 and July 31, 2008, E&E, Inc. had approximately $290,000 and $2,747,000, respectively, of gross unrecognized tax benefits that if recognized, would favorably affect the effective income tax rate in future periods.  At July 31, 2009, the liability for uncertain tax positions and associated interest and penalties are classified as noncurrent liabilities.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2009	2008

Beginning balance	$2,746,504	$2,523,443
Additions for tax positions during the current year	---	48,344
Adjustment for foreign currency affect on items already recorded	(206,542)	126,952
Adjustments to tax positions of prior years	---	47,765
Reductions for tax positions of prior years for:
- Changes in judgment	---	---
- Settlements during the period	(2,249,467)	---
- Lapses of the applicable statute of limitations	---	---

Ending balance	$290,495	$2,746,504

9.         Other Accrued Liabilities

	July 31,
	2009	2008

Allowance for contract adjustments	$3,417,828	$3,969,980
Billings in excess of revenue	4,101,761	4,642,578
Other	1,406,269	1,355,932

	$8,925,858	$9,968,490

Included in other accrued liabilities is an allowance for contract adjustments relating to potential cost disallowances on amounts billed and collected in current and prior years' projects of approximately $3.4 million and $4.0 million at July, 31 2009 and 2008, respectively.  The allowance for contract adjustments is recorded for contract disputes and government audits when the amounts are estimatable.  Also included in other accrued liabilities is a reclassification of billings in excess of recognized revenues of approximately $4.1 million at July 31, 2009 and $4.6 million at July 31, 2008.

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

Ecology and Environment, Inc. has adopted a 1998 Stock Award Plan effective March 16, 1998 (1998 Plan).  To supplement the 1998 Plan, a 2003 Stock Award Plan (2003 Plan) was approved by the shareholders at the Annual Meeting held in January 2004 and a 2007 Stock Award Plan (2007 Plan) was approved by the shareholders at the Annual Meeting held in January of 2008 (the 1998 Plan, 2003 Plan and the 2007 Plan collectively referred to as the Award Plan).  The 2003 Plan was approved retroactive to October 16, 2003 and terminated on October 15, 2008 and the 2007 Plan was approved retroactive to October 18, 2007 and will terminate October 17, 2012.  Under the Award Plan key employees (including officers) of the Company or any of its present or future subsidiaries may be designated to received awards of Class A Common stock of the Company as a bonus for services rendered to the Company or its subsidiaries, without payment therefore, based upon the fair market value of the Company stock at the time of the award. The Award Plan authorizes the Company's board of directors to determine for what period of time and under what circumstances awards can be forfeited.

The Company awarded 37,580 shares valued at $337,844 in October 2008 pursuant to the Award Plan. These awards issued have a three year vesting period. The "pool" of excess tax benefits accumulated in Capital in Excess of Par Value at July 31, 2009 and July 31, 2008 was $122,000.   Total gross compensation expense is recognized over the vesting period. Unrecognized compensation expense was approximately $370,000 and $496,000 at July 31, 2009 and July 31, 2008, respectively.

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

d.	Cash Dividend

For fiscal year 2009 and 2008, the Company declared cash dividends of approximately $1.6 million and $1.5 million, respectively.  Within accounts payable, the Company recorded outstanding dividend payables at July 31, 2009 and 2008 of approximately $817,000 and $769,000.

e.	Stock Repurchase

The Company purchased 207,941 shares of its Class A common stock during the fiscal year ended July 31, 2009 pursuant the Company’s share repurchase program.  In October of 2008, the Company repurchased 197,594 shares of Class A common stock at $8.75 per share.  The Company’s Board of Directors approved a 200,000 share repurchase program in January 2004 and an additional 200,000 share repurchase program in February 2006.

11.	Shareholders' Equity - Restrictive Agreement

Messrs. Gerhard J. Neumaier, Frank B. Silvestro, Ronald L. Frank and Gerald A. Strobel entered into a Stockholders' Agreement in 1970 which governs the sale of certain shares of common stock owned by them, the former spouse of one of the individuals and some of their children. The agreement provides that prior to accepting a bona fide offer to purchase the certain covered part of their shares, each party must first allow the other members to the agreement the opportunity to acquire on a pro rata basis, with right of over-allotment, all of such shares covered by the offer on the same terms and conditions proposed by the offer.

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

At July 31, 2009, future minimum rental commitments are as follows:

Fiscal Year	Amount

2010	$2,767,148
2011	2,197,351
2012	1,680,788
2013	1,475,286
2014	1,087,547
Thereafter	1,693,874

Lease agreements may contain step rent provisions and/or free rent concessions.   Lease payments based on a price index have rent expense recognized on a straight line or substantially equivalent basis, and they are included in the calculation of minimum lease payments. Gross rental expense under the above lease commitments for 2009, 2008, and 2007 was approximately $3.0 million, $2.6 million and $2.5 million, respectively.

13.	Defined Contribution Plans

Contributions to the defined contribution plan and supplemental retirement plan are discretionary and determined annually by the Board of Directors. The total expense under the plans for fiscal years 2009, 2008, and 2007 was approximately $1.6 million, $1.5 million and $1.5 million, respectively.

14.	Earnings Per Share

The computation of basic earnings per share reconciled to diluted earnings per share follows:

	Fiscal Year
	2009	2008	2007

Net income from continuing operations available to common stockholders	$5,235,639	$1,833,610	$2,715,421
Net income (loss) from discontinued operations available to common stockholders	(14,365)	776	359,050

Net income available to common stockholders	$5,221,274	$1,834,386	$3,074,471

Weighted-average common shares outstanding (basic)	3,982,884	4,164,186	4,194,673

Basic earnings (loss) per share:
Continued operations	$1.31	$0.44	$0.65
Discontinued operations	---	---	0.08

Basic earnings per share	$1.31	$0.44	$0.73

Incremental shares from assumed conversions of restricted stock awards	101,472	64,106	66,950

Adjusted weighted-average common shares outstanding	4,084,356	4,228,292	4,261,623
Diluted earnings (loss) per share:
Continued operations	$1.28	$0.43	$0.64
Discontinued operations	---	---	0.08

Diluted earnings per share	$1.28	$0.43	$0.72

After consideration of all the rights and privileges of the Class A and Class B stockholders discussed in Note 10, in particular the right of the holders of the Class B common stock to elect no less than 75% of the Board of Directors making it highly unlikely that the Company will pay a dividend on Class A common stock in excess of Class B common stock, the Company allocates undistributed earnings between the classes on a one-to-one basis when computing earnings per share. As a result, basic and fully diluted earnings per Class A and Class B share are equal amounts.

15.	Commitments and Contingencies

From time to time, the Company is a named defendant in legal actions arising out of the normal course of business. The Company is not a party to any pending legal proceeding the resolution of which the management of the Company believes will have a material adverse effect on the Company’s results of operations, financial condition, cash flows, or to any other pending legal proceedings other than ordinary, routine litigation incidental to its business. The Company maintains liability insurance against risks arising out of the normal course of business.

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

16.	Recent Accounting Pronouncements

In May 2009, the FASB issued Statement No. 165 "Subsequent Events” (SFAS 165). This statement sets forth the period following the balance sheet date during which management should evaluate subsequent events for disclosure, the circumstances under which events should be evaluated for disclosure. SFAS 165 introduces the concept of a date following the balance sheet date when statements are available to be issued.  SFAS 165 is effective for all interim or annual financial statements for periods ending on or after June 15, 2009. The Company adopted the requirements of SFAS 165 beginning with its July 31, 2009 financial statements.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (FAS 157), which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value, and expanding disclosures about fair value measurements.  This statement applies to other accounting pronouncements that require or permit fair value measurements and is effective for financial statements issued for fiscal years beginning after November 15, 2007.  On August 1, 2008, the Company adopted, without material impact on the financial statements, the provisions of FAS 157 related to financial assets and liabilities.  See Footnote No. 2.

In February 2008, the FASB issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (FSP FAS 157-2), which delays the effective date of FAS 157 by one year (to January 1, 2009) for nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The Company is assessing the impact that FSP FAS 157-2 will have on its consolidated financial statements.

Effective for the year ended July 31, 2009, the Company implemented FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (FAS 159), which allows companies the option to report selected financial assets and financial liabilities at fair value.  The adoption of FAS 159 had no impact on the financial statements as the Company did not elect the fair value option for any assets or liabilities not required to be reported at fair value.

In June 2009, the FASB issued Statement No. 167 "Amendments to FASB Interpretation No. 46(R)” (SFAS 167).  SFAS 167 amends FASB Interpretation (“FIN”) No. 46(R), “Consolidation of Variable Interest Entities an Interpretation of ARB No. 51,” to require revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests.  SFAS 167 is effective for fiscal years beginning after November 15, 2009, which will require the Company to adopt these provisions on August 1, 2010.  The Company is currently evaluating the effect that the adoption will have on its consolidated financial statements.

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

In June 2008, the FASB issued FASB Staff Position (FSP) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”. This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. This FSP is effective for the Company beginning August 1, 2009.  The Company does not believe that the adoption of EITF 03-6-1 will have a material affect on its financial statements.

In June 2009, the FASB voted to approve the FASB Accounting Standards Codification (Codification) as the single source of authoritative nongovernmental U.S. generally accepted accounting principles. The Codification will be effective for the Company commencing with the Company’s fiscal quarter beginning August 1, 2009. The FASB Codification does not change U.S. generally accepted accounting principles, but combines all authoritative standards such as those issued by the FASB, the American Institute of Certified Public Accountants and the Emerging Issues Task Force into a comprehensive, topically organized online database.

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

18.	Venezuela – Discontinued Operations

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

19.       Subsequent Events

On July 23, 2009 the Company signed an agreement to sell 16.5 acres of land at its Walden Ave. facility in Lancaster, NY for the sum of $940,000 plus closing costs. This sale closed on September 16, 2009 and will result in a gain of approximately $800,000, pre-tax.  The Company has evaluated subsequent events from the balance sheet date through October 28, 2009 and determined that there are no other items that require disclosure.

20.	Supplemental Cash Flow Information Disclosure

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. Cash paid for interest amounted to approximately $181,000, $125,000, and $162,000 in fiscal years 2009, 2008 and 2007, respectively. Cash paid for income taxes amounted to approximately $1.5 million, $1.1 million, and $2.2 million in fiscal years 2009, 2008 and 2007, respectively.  In the first quarter of fiscal year 2008, Gustavson Associates LLC purchased from minority unit holder, Prospect Resources, their remaining 50 ownership units.  Prospect was paid $466,708 for its units with 25% of the amount paid in cash, and the assumption of a $350,000 three year note with a six percent annualized interest rate.  During fiscal year 2009, 2008 and 2007, respectively, Walsh Peru financed vehicles and computer equipment through capital leases of approximately $273,000, $43,000 and $129,000.  In lieu of paying down receivables, the Public Authority for Assessment of Compensation for Damages Resulting from Iraqi Aggression (PAAC) transferred $2.6 million to the Kuwait Ministry of Finance in settlement of an asserted tax obligation.  See Footnote No. 8.

21.	Selected Quarterly Financial Data (unaudited)
(In thousands, except per share information)

2009	First	Second	Third	Fourth

Revenues	$33,692	$34,069	$38,016	$41,110
Gross profit	14,864	13,564	13,746	16,304
Income from operations	3,194	2,125	1,583	2,543
Income from continuing operations before income taxes and minority interest	3,125	1,968	1,792	2,589

Net income from continuing operations	1,476	969	1,727	1,064
Net loss from discontinued operations	(1)	(4)	(5)	(4)
Net income	$1,475	$965	$1,722	$1,060

Net income per common share: basic
Continuing operations	$.36	$.24	$.44	$.27
Discontinued operations	---	---	---	---
Net income per common share: basic	$.36	$.24	$.44	$.27

Net income per common share: diluted
Continuing operations	$.35	$.24	$.43	$.26
Discontinued operations	---	---	---	---
Net income per common share: diluted	$.35	$.24	$.43	$.26

2008	First	Second	Third	Fourth

Revenues	$25,647	$24,078	$27,413	$33,395
Gross profit	12,216	11,058	12,146	14,621
Income from operations	1,513	654	915	2,511
Income from continuing operations before income taxes and minority interest	1,511	651	609	2,782

Net income from continuing operations	501	130	123	1,080
Net income from discontinued operations	---	---	---	---
Net income	$501	$130	$123	$1,080

Net income per common share: basic
Continuing operations	$.12	$.03	$.03	$.26
Discontinued operations	---	---	---	---
Net income per common share: basic	$.12	$.03	$.03	$.26

Net income per common share: diluted
Continuing operations	$.12	$.03	$.03	$.25
Discontinued operations	---	---	---	---
Net income per common share: diluted	$.12	$.03	$.03	$.25

ECOLOGY AND ENVIRONMENT, INC.
SCHEDULE II
Valuation and Qualifying Accounts
Years Ended July 31, 2009, 2008, and 2007

	Balance at beginning of period	Increase	Decrease	Balance at end of year

July 31, 2009
Allowance for doubtful accounts and contract adjustments	$2,056,573	$1,596,018	$1,132,253	$2,520,338
General cost disallowances	3,969,980	9,848	562,000	3,417,828
Total	$6,026,553	$1,596,018	$1,684,405	$5,938,166

July 31, 2008
Allowance for doubtful accounts and contract adjustments	$1,740,523	$968,399	$652,349	$2,056,573
General cost disallowances	3,925,525	44,455	---	3,969,980
Total	$5,666,048	$1,012,854	$652,349	$6,026,553

July 31, 2007
Allowance for doubtful accounts and contract adjustments	$3,300,011	$1,054,204	$2,613,692	$1,740,523
General cost disallowances	3,396,261	529,264	---	3,925,525
Total	$6,696,272	$1,583,468	$2,613,692	$5,666,048

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosures

None to report.

Item 9A.	Controls and Procedures

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  Ecology and Environment, Inc. management, including Kevin S. Neumaier, President and Chief Executive Officer and H. John Mye III, its Chief Financial Officer, evaluated the effectiveness of Ecology and Environment, Inc’s internal control over financial reporting using the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that Ecology and Environment, Inc’s internal control over financial reporting was effective as of July 31, 2009.   This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B.   Other Information

None to report.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The following table sets forth the names, ages and positions of the Directors and executive officers of the Company.

Name	Age	Position

Kevin S. Neumaier	45	President and Chief Executive Officer

Gerhard J. Neumaier	72	Chairman of the Board and Director

Frank B. Silvestro	72	Executive Vice President and Director

Gerald A. Strobel	69	Executive Vice President of Technical Services and Director

Ronald L. Frank	71	Executive Vice President, Secretary, and Director

H. John Mye III	57	Vice President, Chief Financial Officer and Treasurer

Gerard A. Gallagher, Jr.	78	Director

Laurence M. Brickman	65	Senior Vice President

Harvey J. Gross	81	Director

Ross M. Cellino	77	Director

Timothy Butler	68	Director

Each Director is elected to hold office until the next annual meeting of shareholders and until his successor is elected and qualified.  Executive officers are elected annually and serve at the discretion of the Board of Directors.

Mr. Kevin S. Neumaier serves as the President and Chief Executive Officer of the Company.  Mr. Kevin S. Neumaier has previously worked as the Company’s Senior Vice President of Environmental Sustainability and Chief Information Officer. Mr. Kevin S. Neumaier has a B.S. in Civil/Environmental Engineering, a M.S. in Natural Science specializing in global ecology, and is a registered Professional Engineer.

Mr. Gerhard J. Neumaier is a founder of the Company and served as the President and a Director since its inception in 1970.  On August 1, 2008, Mr. Kevin S. Neumaier became President.  Mr. Gerhard J. Neumaier remains as Chairman of the Board of Directors.  Mr. Gerhard J. Neumaier has a B.M.E. in engineering and a M.A. in physics.

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

Mr. Frank is a founder of the Company and served as Secretary, Treasurer, Vice President of Finance and a Director since its inception in 1970.  In August 1986, he became Executive Vice President of Finance.  On January 18, 2008, Mr. Frank resigned his position as Chief Financial Officer and Treasurer of the Company.  Mr. Frank continues in his positions as Executive Vice President, Secretary and Director of the Company.  Mr. Frank has a B.S. in engineering and a M.S. in biophysics.

Mr. Mye was appointed Chief Financial Officer, a Vice President and Treasurer of the Company on January 18, 2008.  Mr. Mye has an MBA and is a registered professional engineer in New York.

Mr. Gallagher joined the Company in 1972 and retired from the Company in February 2001 as a Senior Vice President.  Mr. Gallagher has a B.S. in physics.

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

Based solely on a review of the copies of such forms furnished to the Company and written representations from the Company’s Executive Officers and Directors, the Company believes that during the fiscal year ending July 31, 2009 all Section 16(a) filing requirements applicable to its Executive Officers, Directors and greater than ten percent (10%) beneficial owners were complied with by such persons, except for the following: (1) the filing of a Form 4 statement by Kevin S. Neumaier for the acquisition of 1 Class A share of Common Stock by a Partnership in which Mr. Kevin S. Neumaier is a general partner that occurred on September 29, 2008 but which statement was not filed until October 2, 2008 since Mr. Kevin S. Neumaier was out of town; (2) the filing of a Form 4 statement by Laurence M. Brickman for an award of 1,088 Class A shares of Common Stock pursuant to the 2003 Stock Award Plan that occurred on October 14, 2008 but which statement was not filed until October 17, 2008 since Mr. Brickman was out of town; (3) the filing of an Amended Form 4 by Kevin S. Neumaier for an award of 1,088 Class A shares of Common Stock pursuant to the 2003 Stock Award Plan that occurred on October 14, 2008 but which amended statement was not filed until October 17, 2008 since Mr. Kevin S. Neumaier was out of town; (4) the filing of a Form 4 statement by Roger J. Gray for an award of 181 Class A shares of Common Stock pursuant to the 2003 Stock Award Plan that occurred on October 14, 2008 but which statement was not filed until October 21, 2008 since Mr. Gray was out of town; and (5)the filing of a Form 4 statement by Kevin S. Neumaier for the acquisition of 1,000 Class A shares of Common Stock by a Partnership in which Mr. Kevin S. Neumaier is a general partner that occurred on November 17, 2008 but which statement was not filed until November 20, 2008 since Mr. Kevin S. Neumaier was out of town.

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

There is shown below information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended July 31, 2009, 2008 and 2007 of those persons who were at July 31, 2009 (i) the chief executive officer and chief executive officer elect, and (ii) the two other most highly compensated executive officers with annual salary and bonus for the fiscal year ended July 31, 2009 in excess of $100,000. In this report, the four persons named in the table below are referred to as the "Named Executives."

SUMMARY COMPENSATON TABLE
		Annual Compensation			Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary	Bonus (1)	Other	Stock Incentive Options (Shares)	Restricted Stock Awards (3)	Long-Term Compensation Payouts	All Other (2)	Total

Kevin S. Neumaier	2009	$171,647	$55,000	-0-	-0-	$12,598	-0-	$11,683	$250,928
President and CEO	2008	$136,590	$18,000	-0-	-0-	-0-	-0-	$8,024	$162,614
	2007	$124,397	$19,200	-0-	-0-	$6,000	-0-	$7,357	$156,954

Gerhard J. Neumaier	2009	$349,078	$60,000	-0-	-0-	-0-	-0-	$12,012	$421,090
Chairman of the Board	2008	$312,992	$36,000	-0-	-0-	-0-	-0-	$11,790	$360,782
	2007	$301,163	$35,000	-0-	-0-	-0-	-0-	$11,540	$347,703

Frank B. Silvestro	2009	$320,280	$60,000	-0-	-0-	-0-	-0-	$11,602	$391,882
Executive Vice President and	2008	$285,264	$36,000	-0-	-0-	-0-	-0-	$11,358	$332,622
Director	2007	$277,531	$35,000	-0-	-0-	-0-	-0-	$11,108	$323,639

Gerald A. Strobel	2009	$320,280	$60,000	-0-	-0-	-0-	-0-	$12,012	$392,292
Executive Vice President of	2008	$285,264	$36,000	-0-	-0-	-0-	-0-	$11,790	$333,054
Technical Services and Director	2007	$274,484	$35,000	-0-	-0-	-0-	-0-	$11,540	$321,024

(1)	Amounts earned for bonus compensation determined by the Board of Directors.
(2)	Represents group term life insurance premiums, contributions made by the Company to its Defined Contribution Plan accruals on behalf of each of the Named Executives.
(3)
As of July 31, 2009, there were 2,150 shares of the Company's Class A Common Stock which was restricted stock issued pursuant to the Company's Stock Award Plan issued to Kevin S. Neumaier having a value of $32,637.

Outstanding Equity Awards at August 1, 2009

The following table sets forth the information concerning the unvested restricted stock grants awarded to the CEO and each of the Named Executive Officers as of the end of August 1, 2009:

	Stock Awards
Name	Number of Shares that have not Vested (1)	Market Value of Shares that have not Vested (2)

Kevin S. Neumaier	2,150	$32,637

(1)	The stock shares awarded have a three year vesting period.
      (2)     Market Value is calculated based on the fair market value of the Company’s stock at August 1, 2009 ($15.18).

Stock Vested as of August 1, 2009

The following table sets forth the information concerning the amount of stock grants awarded to the CEO and each of the Named Executive Officers that had vested as of the end of August 1, 2009:

	Stock Awards
Name	Number of Shares Acquired on Vesting (1)	Value Realized on Vesting (1)

Kevin S. Neumaier	1,251	$18,990

(1)	Value realized reflects the market value of the stock at August 1, 2009 ($15.18).

Director Compensation

The following table shows the cash amounts earned by each non-employee director for his services in fiscal year 2009.

Name	Board Member Fees	Board Meeting Fees	Other (1)	Total Amount Paid

Harvey J. Gross	$32,591	$-0-	$-0-	$32,591
Gerard A. Gallagher, Jr.	$32,591	$-0-	$34,755	$67,346
Ross M. Cellino	$32,591	$-0-	$-0-	$32,591
Timothy Butler	$32,591	$-0-	$-0-	$32,591

(1)	Other is the value paid under a consulting fee arrangement.

During fiscal year 2009, each non-employee director was compensated with a director fee in an annual rate of $32,591.  The Directors fees were paid quarterly.  Other than the directors fee the directors received no other compensation from the Company as director or as serving as members or the chairman of any committee of the Board of Directors.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The following table sets forth, as of September 30, 2009, the number of outstanding shares of Class A Common Stock and Class B Common Stock of the Company beneficially owned by each person known by the Company to be the beneficial owner of more than 5 percent of the then outstanding shares of Common Stock:

	Class A Common Stock		Class B Common Stock
Name and Address (1)	Nature and Amount of Beneficial Ownership (2) (3)	Percent of Class as Adjusted (3)	Nature and Amount of Beneficial Ownership (2) (3)	Percent Of Class

Gerhard J. Neumaier*	411,732	14.7%	373,933	22.6%
Frank B. Silvestro*	290,783	10.7%	290,783	17.6%
Ronald L. Frank*	206,230	7.9%	191,040	11.6%
Gerald A. Strobel*	218,652	8.2%	218,652	13.2%
Kevin S. Neumaier*	120,824	4.7%	114,878	7.0%
Kirsten Shelly	115,558	4.5%	115,558	7.0%
Wedbush, Inc. (4)	254,312	9.5%	---
Dimensional Fund Advisors LP (5)	151,405	5.9%	---
Franklin Resources, Inc. (6)	212,100	8.0%	---

*See Footnotes in next table.

(1)
The address for Gerhard J. Neumaier, Frank B. Silvestro, Ronald L. Frank, Gerald A. Strobel, Kevin S. Neumaier and Kirsten Shelly is c/o Ecology and Environment, Inc., 368 Pleasant View Drive, Lancaster, New York 14086, unless otherwise indicated.  The address for Wedbush, Inc. is 1000 Wiltshire Blvd., Los Angeles, CA 90017-2459 and the address for Edward W. Wedbush and Wedbush Morgan Securities is P.O. Box 30014, Los Angeles, CA 90030-0014.  The address for Dimensional Fund Advisors LP is 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401.  The address for Franklin Resources, Inc. is One Franklin Parkway, San Mateo, CA 94403-1906.

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

(3)
There are 2,435,361 shares of Class A Common Stock issued and outstanding and 1,651,273 shares of Class B Common Stock issued and outstanding as of September 30, 2009.  The figures in the "as adjusted" columns are based upon these totals and except as set forth in the preceding sentence, upon the assumptions described in footnote 2 above.

(4)	Includes shares owned by subsidiaries and affiliates of Wedbush, Inc. based upon a Schedule 13-G filed on February 18, 2009.

(5)   Includes shares owned by subsidiaries and affiliates of Dimensional Fund Advisors LP based upon a Schedule 13-G filed on
February 9, 2009.

(6)	Includes shares owned by subsidiaries and affiliates of Franklin Resources, Inc. based upon a Schedule 13-G filed on February 6, 2008.

Security Ownership of Management

The following table sets forth certain information regarding the beneficial ownership of the Company's Class A Common Stock and Class B Common Stock as of September 30, 2009, by (i) each Director of the Company and (ii) all Directors and officers of the Company as a group.

	Class A Common Stock		Class B Common Stock
Name (1)	Nature and Amount of Beneficial Ownership (2) (3)	Percent of Class as Adjusted (4)	Nature and Amount of Beneficial Ownership (2) (3)	Percent of Class

Gerhard J. Neumaier (5) (10)	411,732	14.7%	373,933	22.6%
Frank B. Silvestro (10)	290,783	10.7%	290,783	17.6%
Ronald L. Frank (6) (10)	206,230	7.9%	191,040	11.6%
Gerald A. Strobel (7) (10)	218,652	8.2%	218,652	13.2%
Harvey J. Gross (8)	84,048	3.3%	74,598	4.5%
Gerard A. Gallagher, Jr.	62,606	2.5%	62,265	3.8%
Ross M. Cellino (9)	17,392	*	1,102	*
Timothy Butler	1,680	*	---	---
Directors and Officers Group (12 individuals)	1,439,322	38.2%	1,335,574	80.9%

* Less than 0.1%

1.	The address of each of the above shareholders is c/o Ecology and Environment, Inc., 368 Pleasant View Drive, Lancaster, New York 14086.

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

4.
There are 2,435,361 shares of Class A Common Stock issued and outstanding and 1,651,273 shares of Class B Common Stock issued and outstanding as of September 30, 2009.  The figure in the "as adjusted" columns are based upon these totals and except as set forth in the preceding sentence, upon the assumptions described in footnotes 2 and 3 above.

5.
Includes 551 shares of Class A Common Stock owned by Mr. Gerhard J. Neumaier's spouse, as to which he disclaims beneficial ownership.  Includes  20,361 shares of Class A Common Stock owned by Mr. Gerhard J. Neumaier's Individual Retirement Account.  Does not include any shares of Class A Common Stock or Class B Common Stock held by Mr. Gerhard J. Neumaier's adult children.  Includes 2 shares of Class A Common Stock owned by a Partnership in which Mr. Gerhard J. Neumaier is a general partner.

6.
Includes 3,806 Shares of Class B Common Stock owned by Mr. Frank's former spouse as to which he disclaims beneficial ownership except for the right to vote the shares which he retains pursuant to an agreement with his former spouse.  Includes 2,640 shares of Class A Common Stock owned by Mr. Frank's individual retirement account and 8,770 shares of Class A Common Stock owned by Mr. Frank’s 401(k) plan account.

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

9.
Includes 10,915 shares of Class A Common Stock owned by Mr. Cellino's spouse, as to which shares he disclaims beneficial ownership; also includes 5,260 shares of Class A Common Stock owned by Mr. Cellino's Individual Retirement Account.  Includes 5 shares of Class A Common Stock owned by a limited partnership in which Mr. Cellino is a general partner.

10.	Subject to the terms of the Restrictive Agreement. See "Security Ownership of Certain Beneficial Owners-Restrictive Agreement."

Restrictive Agreement

Messrs. Gerhard J. Neumaier, Silvestro, Frank, and Strobel entered into a Stockholders' Agreement in 1970 which governs the sale of certain shares of common stock owned by them, the former spouse of one of the individuals and the children of those individuals.  The Agreement provides that prior to accepting a bona fide offer to purchase the certain covered part of their shares, each party must first allow the other members to the Agreement the opportunity to acquire on a pro rata basis, with right of over-allotment, all of such shares covered by the offer on the same terms and conditions proposed by the offer.

Item 13.	Certain Relationships and Related Transactions

Director Gerard A. Gallagher, Jr.'s son Gerard A. Gallagher, III, serves as a Senior Vice President with the company and received aggregate compensation of $162,774 for his services during fiscal year 2009.  The company believes that compensation for him is commensurate with his peers and his relationships during 2009 were reasonable and in the best interest of the Company.

Item 14.	Principal Accounting Fees and Services

During the fiscal years ended July 31, 2009 and 2008, Schneider Downs & Co., Inc. (SD) provided audit and audit related services to the Company.  The Audit Committee meets with the Company’s independent registered accounting firm to approve the annual scope of accounting services to be performed, including all audit, audit-related, and non-audit services, and the related fee estimates. The Audit Committee also meets with our independent registered accounting firm, on a quarterly basis, following completion of their quarterly reviews and annual audit before our earnings announcements, to review the results of their work. As appropriate, management and our independent registered accounting firm update the Audit Committee with material changes to any service engagement and related fee estimates as compared to amounts previously approved. Under its charter, the Audit Committee has the authority and responsibility to review and approve, in advance, any audit and proposed permissible non-audit services to be provided to the Company by its independent registered public accounting firm. Set forth below are the aggregate fees billed for these services for the last two fiscal years.

	FY 2009	FY 2008

Audit Fees	$263,114	$251,400
Audit Related Services	41,144	51,700

Grand Total	$304,258	$303,100

Audit Fees: The aggregate fees accrued for professional services rendered for the audit of the Company's financial statements for the fiscal years ended July 31, 2009 and 2008 and for the reviews of the financial statements included in the Company's quarterly reports on Form 10-Q for the fiscal years ended July 31, 2009 and 2008 were $263,114 and $251,400, respectively.  Also included in this number are expenses incurred related to accounting consultation services and S8 filings.

Audit Related Fees: The aggregate fees billed by SD for services rendered to the Company for 401(k), pension plan audits and indirect rate audits during the years ended July 31, 2009 and 2008 were $41,144 and $51,700, respectively.

PART IV

Item 15.	Exhibits, Financial Statements, Schedules

			Page
(a)	1.	Financial Statements

		Report of Independent Registered Public Accounting Firm	23

		Consolidated Balance Sheets - July 31, 2009 and 2008	25

		Consolidated Statements of Income for the fiscal years ended July 31, 2009, 2008 and 2007	26

		Consolidated Statements of Cash Flows for the Fiscal years ended July 31, 2009, 2008 and 2007	27

		Consolidated Statements of Changes in Shareholders Equity for the fiscal years ended July 31, 2009, 2008 and 2007	28

		Notes to Consolidated Financial Statements	29

	2.	Financial Statement Schedule

		Schedule II - Allowance for Doubtful Accounts and Other Reserves	42

		All other schedules are omitted because they are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

3.	Exhibits

	Exhibit No.	Description

	3.1	Certificate of Incorporation (1)

	3.2	Certificate of Amendment of Certificate of Incorporation filed on March 23, 1970 (1)

	3.3	Certificate of Amendment of Certificate of Incorporation filed on January 19, 1982 (1)

	3.4	Certificate of Amendment of Certificate of Incorporation filed on January 29, 1987 (1)

	3.5	Certificate of Amendment of Certificate of Incorporation filed on February 10, 1987 (1)

	3.6	Restated By-Laws adopted on July 30, 1986 by Board of Directors (1)

	3.7	Certificate of Change under Section 805-A of the Business Corporation Law filed August 18, 1988 (2)

	4.1	Specimen Class A Common Stock Certificate (1)

	4.2	Specimen Class B Common Stock Certificates (1)

	10.1	Stockholders' Agreement among Gerhard J. Neumaier, Ronald L. Frank, Frank B. Silvestro and Gerald A. Strobel dated May 12, 1970 (1)

	10.4	Ecology and Environment, Inc. Defined Contribution Plan Agreement dated July 25, 1980 as amended on April 28, 1981 and July 21, 1983 and restated effective August 1, 1984 (1)

	10.5	Summary of Ecology and Environment Discretionary Performance Plan (3)

10.6	1998 Ecology and Environment, Inc. Stock Award Plan and Amendments (3)

10.7	2003 Ecology and Environment, Inc. Stock Award Plan (4)

14.1	Code of Ethics (4)

21.5	Schedule of Subsidiaries as of July 31, 2009 (5)

23.1	Consent of Independent Registered Public Accounting Firm - Schneider Downs & Co., Inc. (5)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (5)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (5)

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)

Footnotes

(1)	Filed as exhibits to the Company's Registration Statement on Form S-1, as amended by Amendment Nos. 1 and 2, (Registration No. 33-11543), and incorporated herein by reference.

(2)	Filed as exhibits to the Company's Form 10-K for Fiscal Year Ending July 31, 2002, and incorporated herein by reference.

(3)	Filed as exhibits to the Company's 10-K for the Fiscal Year Ended July 31, 2003, and incorporated herein by reference.

(4)	Filed as exhibits to the Company's 10-K for the Fiscal Year Ending July 31, 2004, and incorporated herein by reference.

(5)	Filed herewith.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECOLOGY AND ENVIRONMENT, INC.

Dated: October 28, 2009	/s/ Kevin S. Neumaier
Kevin S. Neumaier, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Kevin S. Neumaier
Kevin S. Neumaier	President and Chief Executive Officer	October 28, 2009

/s/ Gerhard J. Neumaier
Gerhard J. Neumaier	Chairman of the Board and Director	October 28, 2009

/s/ Frank B. Silvestro
Frank B. Silvestro	Executive Vice President and Director	October 28, 2009

/s/ Gerald A. Strobel
Gerald A. Strobel	Executive Vice President of Technical Services and Director	October 28, 2009

/s/ Ronald L. Frank
Ronald L. Frank	Executive Vice President, Secretary, and Director	October 28, 2009

/s/ H. John Mye, III
H. John Mye, III	Vice President, Chief Financial Officer and Treasurer	October 28, 2009

/s/ Gerard A. Gallagher, Jr.
Gerard A. Gallagher, Jr.	Director	October 28, 2009

/s/ Harvey J. Gross
Harvey J. Gross	Director	October 28, 2009

/s/ Ross M. Cellino
Ross M. Cellino	Director	October 28, 2009

/s/ Timothy Butler
Timothy Butler	Director	October 28, 2009

Ecology and Environment, Inc. 10-K
Fiscal Year Ending July 31, 2009