Form 10-Q
period 2009-10-31
ECOLOGY & ENVIRONMENT INC
filed 2009-12-15
CIK 809933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended October 31, 2009

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to __________

Commission File Number 1-9065

ECOLOGY AND ENVIRONMENT, INC.
(Exact name of registrant as specified in its charter)

New York	16-0971022
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

368 Pleasant View Drive
Lancaster, New York	14086
(Address of principal executive offices)	(Zip code)

(716)  684-8060
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

At December 1, 2009, 2,478,036 shares of Registrant's Class A Common Stock (par value $.01) and 1,651,273 shares of Class B Common Stock (par value $.01) were outstanding.

PART 1
FINANCIAL INFORMATION

Item 1.     Financial Statements

Ecology and Environment, Inc
Consolidated Balance Sheets
Unaudited

	October 31,	July 31,
Assets	2009	2009

Current assets:
Cash and cash equivalents	$16,803,423	$16,571,186
Investment securities, available for sale	1,227,674	1,212,405
Contract receivables, net	43,989,082	41,693,034
Deferred income taxes	4,137,516	4,137,516
Income tax receivable	-	650,090
Other current assets	2,771,729	2,372,919

Total current assets	68,929,424	66,637,150

Property, building and equipment, net	8,244,251	8,258,441
Deferred income taxes	1,161,187	1,160,444
Other assets	1,607,560	1,599,204

Total assets	$79,942,422	$77,655,239

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$11,225,942	$13,866,425
Accrued payroll costs	8,343,887	7,216,316
Income taxes payable	525,513	278,782.00
Deferred revenue	92,839	103,509
Current portion of long-term debt and capital lease obligations	308,812	411,331
Other accrued liabilities	10,333,118	9,049,995

Total current liabilities	30,830,111	30,926,358

Long-term debt and capital lease obligations	243,188	403,941
Commitments and contingencies (see note #12)	-	-

Shareholders' equity:
Preferred stock, par value $.01 per share;
authorized - 2,000,000 shares; no shares
issued	-	-
Class A common stock, par value $.01 per
share; authorized - 6,000,000 shares;
issued - 2,677,651 shares	26,776	26,776
Class B common stock, par value $.01 per
share; authorized - 10,000,000 shares;
issued - 1,716,074 shares	17,162	17,162
Capital in excess of par value	19,941,342	20,093,952
Retained earnings	24,690,596	23,290,768
Accumulated other comprehensive income	753,478	441,965
Treasury stock - Class A common, 199,615 and 242,290
shares; Class B common, 64,801 shares, at cost	(2,446,966)	(2,819,138)

Total Ecology and Environment, Inc. shareholders' equity	42,982,388	41,051,485
Noncontrolling interests	5,886,735	5,273,455

Total shareholders' equity	48,869,123	46,324,940

Total liabilities and shareholders' equity	$79,942,422	$77,655,239

The accompanying notes are an integral part of these consolidated financial statements.

Ecology and Environment, Inc.
Consolidated Statements of Income

	Three months ended
	October 31,	November 1,
	2009	2008

Revenue	$39,475,452	$33,691,709

Cost of professional services and other direct operating expenses	12,656,717	14,174,913
Subcontract costs	10,479,243	4,652,847

Gross profit	16,339,492	14,863,949

Administrative and indirect operating expenses	9,726,981	8,056,096
Marketing and related costs	3,788,808	3,240,696
Depreciation	448,753	373,292

Income from operations	2,374,950	3,193,865
Interest expense	(38,808)	(116,781)
Interest income	34,339	77,189
Other income (expense)	9,552	(31,102)
Gain on sale of property and equipment	809,200	-
Net foreign exchange loss	(13,499)	(169)

Income before income taxes	3,175,734	3,123,002
Income tax provision	1,073,016	1,179,494

Net income	$2,102,718	$1,943,508

Net income attributable to noncontrolling interests	(702,890)	(468,633)

Net income attributable to Ecology and Environment, Inc.	$1,399,828	$1,474,875

Net income per common share: basic and diluted	$0.34	$0.35

Weighted average common shares outstanding: basic and diluted	4,102,869	4,195,768

The accompanying notes are an integral part of these consolidated financial statements.

Ecology and Environment, Inc
Consolidated Statements of Cash Flows
Unaudited

	Three months ended
	October 31,	November 1,
	2009	2008

Cash flows from operating activities:
Net income	$2,102,718	$1,943,508
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	448,753	373,292
Provision (benefit) for deferred income taxes	(743)	216,029
Share-based compensation expense	116,825	117,246
Tax impact of share based compensation	102,737	-
Gain on disposition of property and equipment	(809,200)	-
Provision for contract adjustments	118,767	45,281
(Increase) decrease in:
- contracts receivable	(2,155,005)	(1,193,920)
- other current assets	(375,748)	(984,735)
- income tax receivable	650,090	-
- other non-current assets	(7,306)	22,494
Increase (decrease) in:
- accounts payable	(2,721,637)	(1,286,719)
- accrued payroll costs	1,108,126	364,779
- income taxes payable	244,331	1,092,961
- deferred revenue	(10,670)	119,856
- other accrued liabilities	1,222,197	(198,261)

Net cash provided by operating activities	34,235	631,811

Cash flows provided by (used in) investing activities:
Purchase of property, building and equipment	(548,365)	(301,979)
Proceeds from sale of property and equipment	959,200	-
Purchase of bonds	(15,269)	(7,125)

Cash provided by (used in) investing activities	395,566	(309,104)

Cash flows provided by (used in) financing activities:
Proceeds from debt	4,501	504,151
Repayment of debt and capital lease obligations	(267,773)	(199,747)
Distributions to noncontrolling interests	(141,476)	(216,012)
Proceeds from sale of subsidiary shares to noncontrolling interests	40,850	41,229
Purchase of treasury stock	-	(1,832,123)

Net cash used in financing activities	(363,898)	(1,702,502)

Effect of exchange rate changes on cash and cash equivalents	166,334	(250,570)

Net increase (decrease) in cash and cash equivalents	232,237	(1,630,365)
Cash and cash equivalents at beginning of period	16,571,186	14,178,094

Cash and cash equivalents at end of period	$16,803,423	$12,547,729

The accompanying notes are an integral part of these consolidated financial statements.

Ecology and Environment, Inc
Consolidated Statements of Changes in Shareholders' Equity
Unaudited

							Accumulated
	Common Stock				Capital in		Other
	Class A		Class B		Excess of	Retained	Comprehensive	Treasury Stock		Noncontolling	Comprehensive
	Shares	Amount	Shares	Amount	Par Value	earnings	Income (loss)	Shares	Amount	Interest	Income

Balance at July 31, 2008	2,661,498	$26,615	1,732,227	$17,323	$20,014,257	$19,664,147	$834,667	130,141	$(1,302,663)	$4,169,247	$7,952,354

Net income	-	-	-	-	-	5,221,274	-	-	-	1,668,066	5,221,274
Foreign currency translation adjustment	-	-	-	-	-	-	(402,403)	-	-	20,590	(402,403)
Cash dividends paid ($.39 per share)	-	-	-	-	-	(1,594,653)	-	-	-	-	-
Unrealized investment gain, net	-	-	-	-	-	-	9,701	-	-	-	9,701
Conversion of common stock - B to A	16,153	161	(16,153)	(161)	-	-	-	-	-	-	-
Repurchase of Class A common stock	-	-	-	-	-	-	-	207,941	(1,832,123)	-	-
Issuance of stock under stock award plan	-	-	-	-	(376,176)	-	-	(37,580)	376,176	-	-
Share-based compensation expense	-	-	-	-	446,412	-	-	-	-	-	-
Sale of subsidiary shares to noncontrolling interests	-	-	-	-	-	-	-	-	-	41,229	-
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	(625,677)	-
Other	-	-	-	-	9,459	-	-	6,589	(60,528)	-	-

Balance at July 31, 2009	2,677,651	$26,776	1,716,074	$17,162	$20,093,952	$23,290,768	$441,965	307,091	$(2,819,138)	$5,273,455	$4,828,572

Net income	-	-	-	-	-	1,399,828	-	-	-	702,890	1,399,828
Foreign currency translation adjustment	-	-	-	-	-	-	307,947	-	-	11,016	307,947
Unrealized investment gain, net	-	-	-	-	-	-	3,566	-	-	-	3,566
Issuance of stock under stock award plan	-	-	-	-	(372,172)	-	-	(42,675)	372,172	-	-
Share-based compensation expense	-	-	-	-	116,825	-	-	-	-	-	-
Tax impact of share based compensation	-	-	-	-	102,737	-	-	-	-	-	-
Sale of subsidiary shares to noncontrolling interests	-	-	-	-	-	-	-	-	-	40,850	-
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	(141,476)	-

Balance at October 31, 2009	2,677,651	$26,776	1,716,074	$17,162	$19,941,342	$24,690,596	$753,478	264,416	$(2,446,966)	$5,886,735	$1,711,341

The accompanying notes are an integral part of these consolidated financial statements.

Ecology and Environment, Inc.
Notes to Consolidated Financial Statements

Summary of Operations and Basis of Presentation

The consolidated financial statements included herein have been prepared by Ecology and Environment, Inc., ("E&E" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature.  The Company follows the same accounting policies in preparation of interim reports, except as set out in Note 10, Noncontrolling Interest, and Note 11, Earnings Per Share.  Although E&E believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. Therefore, these financial statements should be read in conjunction with the financial statements and the notes thereto included in E & E's 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three months ended October 31, 2009 are not necessarily indicative of the results for any subsequent period or the entire fiscal year ending July 31, 2010.

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

c.     Reclassifications

        Certain prior year amounts were reclassified to conform to the fiscal year 2010 financial statement presentation.

d.     Revenue Recognition

        Substantially all of the Company's revenue is derived from environmental consulting work. The consulting revenue is principally derived from the sale of labor hours. The consulting work is performed under a mix of fixed price, cost-type, and time and material contracts. Contracts are required from all customers. Revenue is recognized as follows:

Contract Type	Work Type	Revenue Recognition Policy

Time and Materials	Consulting	As incurred at contract rates.

Fixed Price	Consulting	Percentage of completion, approximating the ratio of either total costs or Level of Effort (LOE) hours incurred to date to total estimated costs or LOE hours

Cost-Type	Consulting	Costs as incurred. Fixed fee portion is recognized using percentage of completion determined by the percentage of LOE hours incurred to total LOE hours in the respective contracts.

Substantially all of the Company's cost-type work is with federal governmental agencies and, as such, is subject to audits after contract completion. Under these cost-type contracts, provisions for adjustments to accrued revenue are recognized on an annual basis and based on past audit settlement history. Government audits have been completed and final rates have been negotiated through fiscal year 2001. The balance in the allowance for contract adjustments accounts principally represents a reserve for contract adjustments for the fiscal years 1996-2010.

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

Investment securities have been classified as available for sale and are stated at estimated fair value. Unrealized gains or losses related to investment securities available for sale are reflected in accumulated other comprehensive income, net of applicable income taxes in the consolidated balance sheets and statements of changes in shareholders' equity. The cost of securities sold is based on the specific identification method. The Company had gross unrealized gains of approximately $17,000 and $13,000 at October 31, 2009 and July 31, 2009, respectively.

f.	Fair value of financial instruments

The Company records and discloses certain financial and non-financial assets and liabilities at their fair value. The fair value of an asset is the price at which the asset could be sold in an orderly transaction between unrelated, knowledgeable and willing parties able to engage in the transaction. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor in a transaction between such parties, not the amount that would be paid to settle the liability with the creditor.  The Company has not elected a fair value option on any assets or liabilities.  The methodologies used to calculate the fair value of the investments held within the Company’s portfolio qualify under the Level 1 and Level 2 designations.

The three levels of the hierarchy are as follows:

Level 1 Inputs – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.  Generally this includes debt and equity securities and derivative contracts that are traded on an active exchange market (e.g., New York Stock Exchange) as well as certain U.S. Treasury and U.S. Government and agency mortgage-backed securities that are highly liquid and are actively traded in over-the-counter markets.

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

The following table presents the level within the fair value hierarchy at which the Company’s financial assets are measured on a recurring basis as of October 31, 2009.

	Level 1	Level 2		Level 3		Total
Assets
Money market mutual funds	$4,509,925	$	---	$	---	$4,509,925
Investment securities available for sale	50,895		1,174,891		---	1,225,786
Total	$4,560,820		$1,174,891	$	---	$5,735,711

The carrying amount of cash and cash equivalents, contracts receivable, notes receivable and accounts payable at October 31, 2009 and July 31, 2009 approximate fair value.  Long-term debt consists of bank loans and capitalized equipment leases. Based on the Company's assessment of the current financial market and corresponding risks associated with the debt, management believes that the carrying amount of long-term debt at October 31, 2009 and July 31, 2009 approximates fair value.

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

The financial statements of foreign subsidiaries located in highly inflationary economies are remeasured as if the functional currency were the U.S. dollar. The remeasurement of local currencies into U.S. dollars creates transaction adjustments which are included in net income. There were no highly inflationary economy translation adjustments for fiscal years 2009-2010.

h.	Income Taxes

The Company follows the asset and liabilities approach to account for income taxes.  This approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.  Although realization is not assured, management believes it is more likely than not that the recorded net deferred tax assets will be realized.  Since in some cases management has utilized estimates, the amount of the net deferred tax asset considered realizable could be reduced in the near term.  No provision has been made for United States income taxes applicable to undistributed earnings of foreign subsidiaries as it is the intention of the Company to indefinitely reinvest those earnings in the operations of those entities.

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

i.	Earnings Per Share (EPS)

Basic and diluted EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.  The Company allocates undistributed earnings between the classes on a one-to-one basis when computing earnings per share.  As a result, basic and fully diluted earnings per Class A and Class B shares are equal amounts.  See Note 11 to Consolidated Financial Statements for additional information.

j.	Impairment of Long-Lived Assets

The Company assesses recoverability of the carrying value of long-lived assets by estimating the future net cash flows (undiscounted) expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value.

k.	Goodwill

The total goodwill of approximately $1.1 million is subject to an annual assessment for impairment.  The Company’s most recent annual impairment assessment for goodwill was completed during the fourth quarter of fiscal year 2009. The results of this assessment showed that the fair values of the reporting units to which goodwill is assigned continue to be higher than the book values of the respective reporting units, resulting in no goodwill impairment. Goodwill is assessed for impairment between annual assessments whenever events or circumstances make it more likely than not that an impairment may have occurred. No goodwill was impaired during the three months ended October 31, 2009, or November 1, 2008.

l.	Subsequent Events

For the fiscal year ended July 31, 2009, the Company adopted new guidance on subsequent events which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but prior to the issuance of the financial statements. In response to this guidance, management has evaluated subsequent events through December 15, 2009, which is the date that the Company’s consolidated financial statements were available to be issued and filed with the SEC.

2.	Contract Receivables, net

	October 31, 2009	July 31, 2009

United States government -
Billed	$3,115,011	$2,546,741
Unbilled	2,771,509	3,784,894
	5,886,520	6,331,635

Industrial customers and state and municipal governments -
Billed	21,298,537	21,051,958
Unbilled	19,441,293	16,829,779
	40,739,830	37,881,737

Less allowance for doubtful accounts and contract adjustments	(2,637,268)	(2,520,338)

	$43,989,082	$41,693,034

United States government receivables arise from long-term U.S. government prime contracts and subcontracts. Unbilled receivables result from revenues which have been earned, but are not billed as of period-end. The above unbilled balances are comprised of incurred costs plus fees not yet processed and billed; and differences between year-to-date provisional billings and year-to-date actual contract costs incurred.  Management anticipates that the October 31, 2009 unbilled receivables will be substantially billed and collected within one year.   Within the above billed balances are contractual retainages in the amount of approximately $341,000 at October 31, 2009 and $217,000 at July 31, 2009. Management anticipates that the October 31, 2009 retainage balance will be substantially collected within one year.

3.	Line of Credit

The Company maintains an unsecured line of credit available for working capital and letters of credit of $19 million at one-half percent below the prevailing prime rate.  Other lines are available solely for letters of credit in the amount of $19.5 million.  The Company guarantees the line of credit of its majority owned subsidiary, Walsh Environmental (Walsh).  The banks have reaffirmed the Company’s lines of credit within the past twelve months. At October 31, 2009 and July 31, 2009 the Company had letters of credit outstanding totaling approximately $.5 million and $.6 million, respectively.   After letters of credit and loans, there was $38.0 million of availability under the lines of credit at October 31, 2009.

4.	Long-Term Debt and Capital Lease Obligations

Debt inclusive of capital lease obligations at October 31, 2009 and July 31, 2009 consists of the following:

	October 31, 2009	July 31, 2009

Various bank loans and advances at interest rates ranging from 5% to 14%	$300,372	$531,031
Capital lease obligations at varying interest rates averaging 11%	251,628	284,241
	552,000	815,272

Less: current portion of debt and capital lease obligations	(308,812)	(411,331)

Long-term debt and capital lease obligations	$243,188	$403,941

 The aggregate maturities of long-term debt and capital lease obligations at October 31, 2009 are as follows:

Amount

November 2009 – October 2010	$308,812
November 2010 – October 2011	122,195
November 2011 – October 2012	54,050
November 2012 – October 2013	46,663
November 2013 – October 2014	20,280
Thereafter	---
$552,000

5.	Other Accrued Liabilities

	October 31, 2009	July 31, 2009

Allowance for contract adjustments	$3,419,665	$3,417,828
Billings in excess of revenue	5,256,361	4,101,761
Other	1,657,092	1,530,406

	$10,333,118	$9,049,995

Included in other accrued liabilities is an allowance for contract adjustments relating to potential cost disallowances on amounts billed and collected in current and prior years' projects of approximately $3.4 million at October 31, 2009 and July 31, 2009.  The allowance for contract adjustments is recorded for contract disputes and government audits when the amounts are estimatable.

6.	Income Taxes

The estimated effective tax rate for fiscal year 2010 is 33.8%, up from the 27.0% reported for fiscal year 2009.  Excluding the favorable settlement in Kuwait, the estimated effective tax rate for fiscal year 2009 was 36.1%.

7.	Stock Award Plan

Ecology and Environment, Inc. adopted a 2003 Stock Award Plan (2003 Plan) which was approved by the shareholders at the Annual Meeting held in January 2004 and a 2007 Stock Award Plan (2007 Plan) which was approved by the shareholders at the Annual Meeting held in January of 2008 (the 2003 Plan and the 2007 Plan collectively referred to as the Award Plan).  The 2003 Plan was approved retroactive to October 16, 2003 and terminated on October 15, 2008 and the 2007 Plan was approved retroactive to October 18, 2007 and will terminate October 17, 2012.  Under the Award Plan key employees (including officers) of the Company or any of its present or future subsidiaries may be designated to receive awards of Class A Common stock of the Company as a bonus for services rendered to the Company or its subsidiaries, without payment, and based upon the fair market value of the Company stock at the time of the award. The Award Plan authorizes the Company's board of directors to determine for what period of time and under what circumstances awards can be forfeited.

The Company awarded 42,675 shares valued at approximately $648,000 in October 2009 pursuant to the Award Plan. These awards issued have a three year vesting period. The "pool" of excess tax benefits accumulated in Capital in Excess of Par Value was $225,000 and $122,000 at October 31, 2009 and July 31, 2009, respectively.   Total gross compensation expense is recognized over the vesting period. Unrecognized compensation expense was approximately $868,000 and $370,000 at October 31, 2009 and July 31, 2009, respectively.

8.	Shareholders' Equity

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

9.	Shareholders' Equity - Restrictive Agreement

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

10.	Noncontrolling Interest

On August 1 , 2009 , the Company adopted authoritative accounting guidance that requires the ownership interests in subsidiaries held by parties other than the parent, and income attributable to those parties, be clearly identified and distinguished in the parent’s consolidated financial statements. Consequently, the Company’s noncontrolling interest is now disclosed as a separate component of the Company’s consolidated equity on the balance sheets, rather than a “mezzanine” item between liabilities and equity. Further, earnings and other comprehensive income are now separately attributed to both the controlling and noncontrolling interests.  Earnings per share continues to be calculated based on net income attributable to the Company’s controlling interest. The impact on the Company’s financial position and results of operations from the adoption of this authoritative accounting guidance is presented in the tables below:

	July 31, 2009 Consolidated Balance Sheet
	As Reported	As Adjusted
Minority interest (Mezzanine)	$5,273,455	$	---
Noncontrolling interest (Shareholders’ Equity)	---		5,273,455

	Three months ended November 1, 2008 Consolidated Statements of Operations
	As Reported	As Adjusted
Minority interest	$(468,633)	$	---
Net income	1,474,875		1,943,508
Net income attributable to noncontrolling interest	---		468,633
Net income attributable to Ecology and Environment, Inc.	---		1,474,875

11.	Earnings Per Share

The computation of basic earnings per share to diluted earnings per share follows:

	Three Months Ended
	October 31, 2009	November 1, 2008

Total income available to common stockholders	$1,399,828	$1,474,875
Weighted-average common shares outstanding (basic)	4,102,869	4,195,768
Basic and diluted earnings per share	$.34	$.35

After consideration of all the rights and privileges of the Class A and Class B stockholders discussed in Note 8, in particular the right of the holders of the Class B common stock to elect no less than 75% of the Board of Directors making it highly unlikely that the Company will pay a dividend on Class A common stock in excess of Class B common stock, the Company allocates undistributed earnings between the classes on a one-to-one basis when computing earnings per share. As a result, basic and fully diluted earnings per Class A and Class B shares are equal amounts.

In June 2008, the FASB issued new authoritative guidance for determining whether instruments granted in share-based payment transactions are participating securities. This new guidance provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share (EPS) pursuant to the two-class method. The Company adopted the new guidance in the first quarter of fiscal year 2010 and was required to retrospectively adjust all prior-period EPS data. The resulting impact of the adoption of the new guidance was to include approximately 91,000 and 116,000 of unvested restricted shares in the basic weighted average shares outstanding calculation for the three months ended October 31, 2009 and November 1, 2008, respectively, however EPS was unchanged.

12.	Commitments and Contingencies

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

13.	Recent Accounting Pronouncements

In June 2009, the FASB voted to approve the FASB Accounting Standards Codification (Codification) as the single source of authoritative nongovernmental U.S. generally accepted accounting principles. The Company adopted the Codification requirements beginning with its October 31, 2009 financial statements.  The FASB Codification does not change U.S. generally accepted accounting principles, but combines all authoritative standards such as those issued by the FASB, the American Institute of Certified Public Accountants and the Emerging Issues Task Force into a comprehensive, topically organized online database.

In September 2006, the Financial Accounting Standards Board (FASB) issued guidance on fair value measurements, which established a single authoritative definition of fair value and a framework for measuring fair value and expanded disclosure of fair value measurements for both financial and non-financial assets and liabilities.  The Company adopted this guidance for financial assets and liabilities on August 1, 2008, as permitted, and adopted the remaining provisions of this guidance effective August 1, 2009.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued authoritative guidance on business combinations. The guidance requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose in its financial statements the information needed to evaluate and understand the nature and financial effect of the business combination.  The impact on our consolidated financial statements will depend upon the nature, terms and size of the acquisitions we consummate after the effective date.  The Company adopted the guidance effective August 1, 2009 and will apply it to any business combinations on or after that date on a prospective basis.

In June 2009, the FASB issued guidance on the consolidation of variable interest entities, which required revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests.  The Company is required to adopt these provisions on August 1, 2010.  The Company is currently evaluating the effect that the adoption will have on its consolidated financial statements.

14.	Supplemental Cash Flow Information Disclosure

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. Cash paid for interest amounted to approximately $37,000 and $181,000 for the three-month period ended October 31, 2009 and fiscal year ended July 31, 2009, respectively. Cash paid for income taxes amounted to approximately $76,000 and $1.5 million for the three-month ended October 31, 2009 and fiscal year ended July 31, 2009, respectively.  During the first quarter of fiscal year 2009, Walsh Peru financed vehicles and computer equipment through capital leases of approximately $119,000.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources

Operating activities provided $34,000 of cash during the first three months of fiscal year 2010. This increase was mainly attributable to the reported $2.1 million in net income, a $1.1 million increase in accrued payroll costs and a $1.2 million increase in other accrued liabilities.  Other accrued liabilities increased during the first three months of fiscal year 2010 mainly due to an increase in billings in excess of revenue throughout the Company.  Offsetting these was an increase in contracts receivables and a decrease in accounts payable.  Contracts receivable increased $2.2 million during the first three months of fiscal year 2010 mainly attributable to the revenue growth at the Company’s majority owned subsidiary Walsh Environmental.   Accounts payable decreased $2.7 million during the first three months of fiscal year 2010 primarily due to the payment of payables that were outstanding from the increased work levels at the parent company during the fourth quarter of fiscal year 2009.

Investing activities provided $396,000 of cash during the first three months of fiscal year 2010.  The increase was mainly attributable to the sale of 16.5 acres of land by the Company at its Walden Avenue facility in Lancaster, New York for the sum of approximately $959,000.  Offsetting this was purchases of property, plant and equipment of $548,000 during the first quarter of fiscal year 2010.

Financing activities consumed $364,000 of cash during the first three months of fiscal year 2010.  Net cash outflow on long-term debt and capital lease obligations was $263,000 due mainly to the repayment of outstanding loans and leases by the Company’s majority owned subsidiaries Walsh Environmental and E&E do Brasil.  Distributions to noncontrolling interests during the first three months of fiscal year 2010 were approximately $141,000.

The Company maintains an unsecured line of credit available for working capital and letters of credit of $19 million at one-half percent below the prevailing prime rate.  Other lines are available solely for letters of credit in the amount of $19.5 million.  The Company guarantees the line of credit of its majority owned subsidiary, Walsh Environmental.  The banks have reaffirmed the Company’s lines of credit within the past twelve months. At October 31, 2009 and July 31, 2009 the Company had letters of credit outstanding totaling approximately $.5 million and $.6 million, respectively.   After letters of credit and loans, there was $38.0 million of availability under the lines of credit at October 31, 2009.   The Company believes that cash flows from operations and borrowings against the line of credit will be sufficient to cover all working capital requirements for at least the next twelve months and the foreseeable future.

Results of Operations

Revenue

Fiscal Year 2010 vs 2009

Revenues for the first quarter of fiscal year 2010 were $39.5 million, an increase of $5.8 million from the $33.7 million reported for the first quarter of fiscal year 2009.  The increase in revenue was mainly attributable to increased subcontract work at Walsh Environmental.  Revenues from Walsh Environmental were $13.9 million for the first quarter of fiscal year 2010, an increase of $5.9 million from the $8.0 million reported in the first quarter of fiscal year 2009.  The increase in Walsh Environmental revenues was mainly attributable to increased activity in the environmental remediation and energy markets.  Revenues of the parent company E&E, Inc. decreased $.8 million during the first quarter of fiscal year 2010.  The decrease in revenue was attributable to decreased work on contracts in the Company’s state sectors.

Income Before Income Taxes

Fiscal Year 2010 vs 2009

The Company’s income before income taxes was $3.2 million for the first quarter of fiscal year 2010, consistent with the $3.1 million reported in the first quarter of fiscal year 2009.  Gross margin increased during the quarter as a result of the increased revenues from Walsh Environmental.  Revenue less subcontract costs remained steady at $29.0 million for the first quarter of fiscal year 2010 and 2009.  The increased gross profits were offset by higher indirect costs at the parent company and Walsh Environmental. The parent company reported indirect costs of $8.8 million for the first quarter of 2010, an increase of $1.2 million from the $7.6 million reported in the first quarter of fiscal year 2009.  The increase was attributable to increased staffing levels and business development and proposal costs worldwide within the parent company.  Walsh Environmental reported indirect costs of $3.2 million for the first quarter of fiscal year 2010, an increase of $600,000 from the $2.6 million reported in the prior year.  The increase in indirect costs was attributable to increased staffing levels and increased operational expenses related to their overall business growth.  The Company recorded a sale of 16.5 acres of land at its Walden Avenue facility in Lancaster, New York for the sum of approximately $959,000 plus closing costs. This sale resulted in a gain of approximately $809,000 ($453,000 after tax) which positively impacted earnings by $.11 per share.

Income Taxes

The estimated effective tax rate for fiscal year 2010 is 33.8%, up from the 27.0% reported for fiscal year 2009.  Excluding the favorable settlement in Kuwait, the estimated effective tax rate for fiscal year 2009 was 36.1%.

Critical Accounting Policies and Use of Estimates

Management's discussion and analysis of financial condition and results of operations discuss the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts and contract adjustments, income taxes, impairment of long-lived assets and contingencies.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

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

Allowance for Doubtful Accounts and Contract Adjustments

We reduce our accounts receivable and costs and accrued earnings in excess of billings on contracts in process by establishing an allowance for amounts that, in the future, may become uncollectible or unrealizable, respectively. We determine our estimated allowance for uncollectible amounts and allowance for contract adjustments based on management’s judgments regarding our operating performance related to the adequacy of the services performed, the status of change orders and claims, our experience settling change orders and claims and the financial condition of our clients, which may be dependent on the type of client and current economic conditions.

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

Item 2.	Changes in Securities and Use of Proceeds

(e)	Purchased Equity Securities. The following table summarizes the Company’s purchases of its common stock during the period ended October 31, 2009:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
August 1, 2009 – October 31, 2009	---	---	---	163

Item 3.	Defaults Upon Senior Securities

The Registrant has no information for Item 3 that is required to be presented.

Item 4.	Submission of Matters to a Vote of Security Holders

The Registrant has no information for Item 4 that is required to be presented.

Item 5.	Other Information

The Registrant has no information for Item 5 that is required to be presented.

Item 6.	Exhibits and Reports on Form 8-K

(a)	- 31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
- 31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
- 32.1 Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
- 32.2 Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)
Registrant filed a Form 8-K report on October 27, 2009 to announce that Harvey J. Gross, a non-executive director of the Company, was choosing not to stand for re-election as a Class B Director at the Annual Meeting of Shareholders on January 21, 2010 but that he would serve out his term.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ecology and Environment, Inc.

Date: December 15, 2009	By:	/s/ H. John Mye III
H. John Mye III
Vice President, Treasurer and Chief Financial Officer – Principal Financial Officer