Form 10-Q/A
period 2009-10-31
ECOLOGY & ENVIRONMENT INC
filed 2010-02-18
CIK 809933

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

Explanation of First Amendment

The Registrant, Ecology and Environment, Inc., (the "Company" or "EEI"), filed a Form 10-Q on December 15, 2009 for its first 2010 quarterly with the Securities and Exchange Commission (the "SEC").  This Amendment is being filed because omissions were inadvertently made in paragraph 4 of Exhibit 31.1 - Certification of Principal Executive Officer and Exhibit 31.2 – Certification of Principal Financial Officer.  Attached to this filing are corrected Exhibits 31.1 and 31.2 along with currently dated certification Exhibits 32.1 and 32.2.  All other items remain unchanged from the previously filed Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ecology and Environment, Inc.

Date: February 18, 2010	By:	/s/ H. John Mye III
H. John Mye III
Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)