Form 10-Q
period 2010-01-30
ECOLOGY & ENVIRONMENT INC
filed 2010-03-16
CIK 809933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended January 30, 2010

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to __________

Commission File Number 1-9065

ECOLOGY AND ENVIRONMENT, INC.
(Exact name of registrant as specified in its charter)

New York	16-0971022
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

368 Pleasant View Drive
Lancaster, New York	14086
(Address of principal executive offices)	(Zip code)

(716)  684-8060
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

At March 1, 2010, 2,543,149 shares of Registrant's Class A Common Stock (par value $.01) and 1,651,273 shares of Class B Common Stock (par value $.01) were outstanding.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

Ecology and Environment, Inc
Consolidated Balance Sheets
Unaudited

	January 30,	July 31,
Assets	2010	2009

Current assets:
Cash and cash equivalents	$15,892,571	$16,571,186
Investment securities, available for sale	1,271,103	1,212,405
Contract receivables, net	39,446,927	41,693,034
Deferred income taxes	4,137,516	4,137,516
Income tax receivable	-	650,090
Other current assets	2,556,330	2,372,919

Total current assets	63,304,447	66,637,150

Property, building and equipment, net of accumulated
depreciation, $20,123,540 and $19,302,306	8,268,715	8,258,441
Deferred income taxes	1,162,380	1,160,444
Other assets	1,585,003	1,599,204

Total assets	$74,320,545	$77,655,239

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$8,657,385	$13,866,425
Accrued payroll costs	6,540,138	7,216,316
Income taxes payable	636,144	278,782
Deferred revenue	109,766	103,509
Current portion of long-term debt and capital lease obligations	936,601	411,331
Other accrued liabilities	10,197,476	9,049,995

Total current liabilities	27,077,510	30,926,358

Long-term debt and capital lease obligations	709,167	403,941
Commitments and contingencies (see note #13)	-	-

Shareholders' equity:
Preferred stock, par value $.01 per share;
authorized - 2,000,000 shares; no shares
issued	-	-
Class A common stock, par value $.01 per
share; authorized - 6,000,000 shares;
issued - 2,677,651 shares	26,776	26,776
Class B common stock, par value $.01 per
share; authorized - 10,000,000 shares;
issued - 1,716,074 shares	17,162	17,162
Capital in excess of par value	19,806,883	20,093,952
Retained earnings	24,058,318	23,290,768
Accumulated other comprehensive income	514,856	441,965
Treasury stock - Class A common, 134,502 and 242,290
shares; Class B common, 64,801 shares, at cost	(1,841,119)	(2,819,138)

Total Ecology and Environment, Inc. shareholders' equity	42,582,876	41,051,485
Noncontrolling interests	3,950,992	5,273,455

Total shareholders' equity	46,533,868	46,324,940

Total liabilities and shareholders' equity	$74,320,545	$77,655,239

The accompanying notes are an integral part of these consolidated financial statements.

Ecology and Environment, Inc.
Consolidated Statements of Income

	Three months ended		Six months ended
	January 30,	January 31,	January 30,	January 31,
	2010	2009	2010	2009

Revenue	$31,061,698	$34,068,691	$70,537,150	$67,760,400

Cost of professional services and other direct operating expenses	10,958,996	13,191,705	23,615,713	27,366,618
Subcontract costs	5,929,509	7,312,626	16,408,752	11,965,473
Administrative and indirect operating expenses	8,758,170	8,458,815	18,485,151	16,514,911
Marketing and related costs	3,508,286	2,590,256	7,297,094	5,830,952
Depreciation	387,288	390,219	836,041	763,511

Income from operations	1,519,449	2,125,070	3,894,399	5,318,935
Interest expense	(72,079)	(129,052)	(110,887)	(245,833)
Interest income	29,030	57,508	63,369	134,697
Other income (expense)	(99,984)	4,393	(90,432)	(25,860)
Gain on sale of property and equipment	-	-	809,200	-
Net foreign exchange loss	(27,012)	(94,006)	(40,511)	(94,175)

Income before income tax provision	1,349,404	1,963,913	4,525,138	5,087,764
Income tax provision	449,703	801,281	1,522,719	1,981,624

Net income from continuing operations	899,701	1,162,632	3,002,419	3,106,140

Net income	$899,701	$1,162,632	$3,002,419	$3,106,140

Net income attributable to noncontrolling interests	(664,824)	(197,319)	(1,367,714)	(665,952)

Net income attributable to Ecology and Environment, Inc	$234,877	$965,313	$1,634,705	$2,440,188

Net income per common share: basic and diluted	$0.06	$0.24	$0.40	$0.59

Weighted average common shares outstanding: basic and diluted	4,154,352	4,090,641	4,128,470	4,143,776

The accompanying notes are an integral part of these consolidated financial statements.

Ecology and Environment, Inc
Consolidated Statements of Cash Flows
Unaudited

	Six months ended
	January 30,	January 31,
	2010	2009

Cash flows from operating activities:
Net income	$3,002,419	$3,106,140
Net loss from discontinued operations, net of tax	-	-
Net income	$3,002,419	$3,106,140
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	836,041	763,511
Provision (benefit) for deferred income taxes	(1,936)	116,681
Share-based compensation expense	233,650	234,593
Tax impact of share based compensation	102,737	-
Gain on disposition of property and equipment	(809,200)	-
Provision for contract adjustments	289,363	(87,267)
(Increase) decrease in:
- contracts receivable	1,966,056	(3,159,793)
- other current assets	(193,336)	(1,147,407)
- income tax receivable	650,090	-
- other non-current assets	14,914	(32,167)
Increase (decrease) in:
- accounts payable	(5,202,723)	586,838
- accrued payroll costs	(679,999)	(185,508)
- income taxes payable	355,369	650,431
- deferred revenue	6,257	99,495
- other accrued liabilities	1,146,281	718,098

Net cash provided by (used in) operating activities	1,715,983	1,663,645

Cash flows provided by (used in) investing activities:
Acquistion of noncontrolling interest of subsidiary	(1,000,000)	(27,879)
Purchase of property, building and equipment	(1,000,783)	(881,365)
Proceeds from sale of property and equipment	959,200	-
Purchase of bonds	(58,698)	(18,574)

Cash used in investing activities	(1,100,281)	(927,818)

Cash flows provided by (used in) financing activities:
Dividends paid	(867,155)	(777,326)
Proceeds from debt	143,599	542,926
Repayment of debt and capital lease obligations	(313,103)	(1,412,730)
Distributions to noncontrolling interests	(340,690)	(434,803)
Proceeds from sale of subsidiary shares to noncontrolling interests	90,890	69,108
Purchase of treasury stock	-	(1,832,123)

Net cash used in financing activities	(1,286,459)	(3,844,948)

Effect of exchange rate changes on cash and cash equivalents	(7,858)	71,395

Net decrease in cash and cash equivalents	(678,615)	(3,037,726)
Cash and cash equivalents at beginning of period	16,571,186	14,178,094

Cash and cash equivalents at end of period	$15,892,571	$11,140,368

The accompanying notes are an integral part of these consolidated financial statements.

Ecology and Environment, Inc
Consolidated Statements of Changes in Shareholders' Equity
Unaudited

							Accumulated
	Common Stock				Capital in		Other
	Class A		Class B		Excess of	Retained	Comprehensive	Unearned	Treasury Stock		Noncontolling	Comprehensive
	Shares	Amount	Shares	Amount	Par Value	earnings	Income (loss)	Compensation	Shares	Amount	Interest	Income

Balance at July 31, 2008	2,661,498	$26,615	1,732,227	$17,323	$20,014,257	$19,664,147	$834,667	$-	130,141	$(1,302,663)	$4,169,247	$7,952,354

Net income	-	-	-	-	-	5,221,274	-	-	-	-	1,668,066	5,221,274
Foreign currency translation adjustment	-	-	-	-	-	-	(402,403)	-	-	-	20,590	(402,403)
Cash dividends paid ($.39 per share)	-	-	-	-	-	(1,594,653)	-	-	-	-	-	-
Unrealized investment gain, net	-	-	-	-	-	-	9,701	-	-	-	-	9,701
Conversion of common stock - B to A	16,153	161	(16,153)	(161)	-	-	-	-	-	-	-	-
Repurchase of Class A common stock	-	-	-	-	-	-	-	-	207,941	(1,832,123)	-	-
Issuance of stock under stock award plan	-	-	-	-	(376,176)	-	-	-	(37,580)	376,176	-	-
Share-based compensation expense	-	-	-	-	446,412	-	-	-	-	-	-	-
Sale of subsidiary shares to noncontrolling interests	-	-	-	-	-	-	-		-	-	41,229	-
Distributions to noncontrolling interests	-	-	-	-	-	-	-		-	-	(625,677)	-
Other	-	-	-	-	9,459	-	-	-	6,589	(60,528)	-	-

Balance at July 31, 2009	2,677,651	$26,776	1,716,074	$17,162	$20,093,952	$23,290,768	$441,965	$-	307,091	$(2,819,138)	$5,273,455	$4,828,572

Net income	-	-	-	-	-	1,634,705	-	-	-	-	1,367,714	1,634,705
Foreign currency translation adjustment	-	-	-	-	-	-	132,978	-	-	-	18,056	132,978
Cash dividends paid ($.21 per share)	-	-	-	-	-	(867,155)	-	-	-	-	-	-
Unrealized investment gain, net	-	-	-	-	-	-	12,625	-	-	-	-	12,625
Issuance of stock under stock award plan	-	-	-	-	(372,172)	-	-	-	(42,675)	372,172	-	-
Share-based compensation expense	-	-	-	-	233,650	-	-	-	-	-	-	-
Tax impact of share based compensation	-	-	-	-	102,737	-	-	-	-	-	-	-
Sale of subsidiary shares to noncontrolling interests	-	-	-	-	-	-	-		-	-	90,890	-
Distributions to noncontrolling interests	-	-	-	-	-	-	-		-	-	(340,690)	-
Purchase of additional noncontrolling interests	-	-	-	-	(254,180)	-	(72,712)		(66,667)	616,670	(2,458,433)	-
Other	-	-	-	-	2,896	-	-	-	1,554	(10,823)	-	-

Balance at January 30, 2010	2,677,651	$26,776	1,716,074	$17,162	$19,806,883	$24,058,318	$514,856	$-	199,303	$(1,841,119)	$3,950,992	$1,780,308

The accompanying notes are an integral part of these consolidated financial statements.

Ecology and Environment, Inc.
Notes to Consolidated Financial Statements

Summary of Operations and Basis of Presentation

The consolidated financial statements included herein have been prepared by Ecology and Environment, Inc., ("E&E" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature.  The Company follows the same accounting policies in preparation of interim reports, except as set out in Note 10, Noncontrolling Interest, and Note 11, Earnings Per Share.  Although E&E believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in E&E's 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The consolidated results of operations for the six months ended January 30, 2010 are not necessarily indicative of the results for any subsequent period or the entire fiscal year ending July 31, 2010.

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

Certain prior year amounts were reclassified to conform to the fiscal year 2010 consolidated financial statement presentation.

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

Substantially all of the Company's cost-type work is with federal governmental agencies and, as such, is subject to audits after contract completion. Under these cost-type contracts, provisions for adjustments to accrued revenue are recognized on an quarterly basis and based on past audit settlement history. Government audits have been completed and final rates have been negotiated through fiscal year 2001. The balance in the allowance for contract adjustments accounts principally represents a reserve for contract adjustments for the fiscal years 1996-2010.

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

Investment securities have been classified as available for sale and are stated at estimated fair value. Unrealized gains or losses related to investment securities available for sale are reflected in accumulated other comprehensive income, net of applicable income taxes in the consolidated balance sheets and statements of changes in shareholders' equity. The cost of securities sold is based on the specific identification method. The Company had gross unrealized gains of approximately $26,000 and $13,000 at January 30, 2010 and July 31, 2009, respectively.

f.	Fair value of financial instruments

The Company records and discloses certain financial assets and liabilities at their fair value. The fair value of an asset is the price at which the asset could be sold in an orderly transaction between unrelated, knowledgeable and willing parties able to engage in the transaction. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor in a transaction between such parties, not the amount that would be paid to settle the liability with the creditor.  The Company has not elected a fair value option on any assets or liabilities.  The methodologies used to calculate the fair value of the investments held within the Company’s portfolio qualify under the Level 1 and Level 2 designations.

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

The following table presents the level within the fair value hierarchy at which the Company’s financial assets are measured on a recurring basis as of January 30, 2010.

	Level 1	Level 2		Level 3		Total
Assets
Money market mutual funds	$4,413,346	$	---	$	---	$4,413,346
Investment securities available for sale	50,895		1,220,208		---	1,271,103
Total	$4,464,241		$1,220,208	$	---	$5,684,449

The carrying amount of cash and cash equivalents, contracts receivable, notes receivable and accounts payable at January 30, 2010 and July 31, 2009 approximate fair value.  Long-term debt consists of bank loans and capitalized equipment leases. Based on the Company's assessment of the current financial market and corresponding risks associated with the debt, management believes that the carrying amount of long-term debt at January 30, 2010 and July 31, 2009 approximates fair value.

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

The financial statements of foreign subsidiaries located in highly inflationary economies are remeasured as if the functional currency were the U.S. dollar. The remeasurement of local currencies into U.S. dollars creates transaction adjustments which are included in net income. There were no highly inflationary economy transaction adjustments for fiscal years 2009-2010.

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

Additionally, Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic Income Taxes, prescribes a recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return .  This topic also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

A tax position is a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions shall be recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position will be sustained. Tax positions that meet the more likely than not threshold should be measured using a probability weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. Whether the more-likely-than-not recognition threshold is met for a tax position, is a matter of judgment based on the individual facts and circumstances of that position evaluated in light of all available evidence. The Company accrues interest and penalties related to unrecognized tax benefits in income tax expense.

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

The Company assesses recoverability of the carrying value of long-lived assets by estimating the future net cash flows (undiscounted) expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value. The Company identified no events or changes in circumstances that necessitated an evaluation for an impairment of long lived assets during the six months ended January 30, 2010 or January 31, 2009.

k.	Goodwill

The total goodwill of approximately $1.1 million is subject to an annual assessment for impairment.  The Company’s most recent annual impairment assessment for goodwill was completed during the fourth quarter of fiscal year 2009. The results of this assessment showed that the fair values of the reporting units to which goodwill is assigned continue to be higher than the book values of the respective reporting units, resulting in no goodwill impairment. Goodwill is assessed for impairment between annual assessments whenever events or circumstances make it more likely than not that an impairment may have occurred. The Company identified no events or changes in circumstances that necessitated an evaluation for an impairment of goodwill during the six months ended January 30, 2010 or January 31, 2009.

l.	Subsequent Events

For the fiscal year ended July 31, 2009, the Company adopted new guidance on subsequent events which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but prior to the issuance of the financial statements. In response to this guidance, management has evaluated subsequent events through the date that the Company’s consolidated financial statements were available to be issued and filed with the SEC.

m.      Codification

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

2.	Contract Receivables, net

	January 30, 2010	July 31, 2009

United States government -
Billed	$2,816,686	$2,546,741
Unbilled	2,745,582	3,784,894
	5,562,268	6,331,635

Industrial customers and state and municipal governments -
Billed	20,245,896	21,051,958
Unbilled	16,446,741	16,829,779
	36,692,637	37,881,737

Less allowance for doubtful accounts and contract adjustments	(2,807,978)	(2,520,338)

	$39,446,927	$41,693,034

United States government receivables arise from long-term U.S. government prime contracts and subcontracts. Unbilled receivables result from revenues which have been earned, but are not billed as of period-end. The above unbilled balances are comprised of incurred costs plus fees not yet processed and billed; and differences between year-to-date provisional billings and year-to-date actual contract costs incurred.  Management anticipates that the January 30, 2010 unbilled receivables will be substantially billed and collected within one year.   Within the above billed balances are contractual retainages in the amount of approximately $417,000 at January 30, 2010 and $217,000 at July 31, 2009. Management anticipates that the January 30, 2010 retainage balance will be substantially collected within one year.

3.	Line of Credit

The Company maintains an unsecured line of credit available for working capital and letters of credit of $19 million at one-half percent below the prevailing prime rate.  Other lines are available solely for letters of credit in the amount of $19.5 million.  The Company guarantees the line of credit of its majority owned subsidiary, Walsh Environmental (Walsh).  The banks have reaffirmed the Company’s lines of credit within the past twelve months. At January 30, 2010 and July 31, 2009 the Company had letters of credit outstanding totaling approximately $2.8 million and $.6 million, respectively.   After letters of credit and loans, there was $35.7 million of availability under the lines of credit at January 30, 2010.

4.	Long-Term Debt and Capital Lease Obligations

Debt inclusive of capital lease obligations at January 30, 2010 and July 31, 2009 consists of the following:

	January 30, 2010	July 31, 2009

Various bank loans and advances at interest rates ranging from 5% to 14%	$1,426,753	$531,031
Capital lease obligations at varying interest rates averaging 11%	219,015	284,241
	1,645,768	815,272

Less: current portion of debt and capital lease obligations	(936,601)	(411,331)

Long-term debt and capital lease obligations	$709,167	$403,941

The aggregate maturities of long-term debt and capital lease obligations at January 30, 2010 are as follows:

Amount

February 2010 – January 2011	$936,601
February 2011 – January 2012	605,708
February 2012 – January 2013	48,927
February 2013 – January 2014	42,857
February 2014 – January 2015	11,675
Thereafter	---
$1,645,768

5.	Other Accrued Liabilities

	January 30, 2010	July 31, 2009

Allowance for contract adjustments	$3,419,551	$3,417,828
Billings in excess of revenue	5,329,207	4,101,761
Other	1,316,705	1,530,406

	$10,197,476	$9,049,995

Included in other accrued liabilities is an allowance for contract adjustments relating to potential cost disallowances on amounts billed and collected in current and prior years' projects of approximately $3.4 million at January 30, 2010 and July 31, 2009.  The allowance for contract adjustments is recorded for contract disputes and government audits when the amounts are estimatable.

6.	Income Taxes

The estimated effective tax rate for fiscal year 2010 is 33.1%, as compared to the 27.0% reported for fiscal year 2009.  Excluding the favorable settlement in Kuwait, the estimated effective tax rate for fiscal year 2009 was 36.1%.

7.	Stock Award Plan

Ecology and Environment, Inc. adopted a 2003 Stock Award Plan (2003 Plan) which was approved by the shareholders at the Annual Meeting held in January 2004 and a 2007 Stock Award Plan (2007 Plan) which was approved by the shareholders at the Annual Meeting held in January of 2008 (the 2003 Plan and the 2007 Plan is collectively referred to as the Award Plan).  The 2003 Plan was approved retroactive to October 16, 2003 and terminated on October 15, 2008 and the 2007 Plan was approved retroactive to October 18, 2007 and will terminate October 17, 2012.  Under the Award Plan key employees (including officers) of the Company or any of its present or future subsidiaries may be designated to receive awards of Class A Common stock of the Company as a bonus for services rendered to the Company or its subsidiaries, without payment, and based upon the fair market value of the Company stock at the time of the award. The Award Plan authorizes the Company's board of directors to determine for what period of time and under what circumstances awards can be forfeited.

The Company awarded 42,675 shares valued at approximately $648,000 in October 2009 pursuant to the Award Plan. These awards issued have a three year vesting period. The "pool" of excess tax benefits accumulated in Capital in Excess of Par Value was $225,000 and $122,000 at January 30, 2010 and July 31, 2009, respectively.   Total gross compensation expense is recognized over the vesting period. Unrecognized compensation expense was approximately $748,000 and $370,000 at January 30, 2010 and July 31, 2009, respectively.

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

	Six months ended January 31, 2009 Consolidated Statements of Operations
	As Reported	As Adjusted

Minority interest	$(665,952)	$	---
Net income	2,440,188		3,106,140
Net income attributable to noncontrolling interest	---		665,952
Net income attributable to Ecology and Environment, Inc.	---		2,440,188

On January 28, 2010 Ecology and Environment purchased an additional equity of 18.7% or approximately $2,360,000 of its Walsh Environmental Scientists and Engineers, LLC (Walsh) subsidiary from noncontrolling shareholders for $3,000,000. One third of the purchase price was paid in cash, one third was paid with E&E stock, and the remainder was taken as loans carrying an interest rate of 5% to be repaid over a two year period.  The purchase price that was paid to the noncontrolling shareholders was at a premium over the book value of the stock. This has created an entry to reduce the additional paid in capital account of approximately $638,000 that was recorded in the second quarter of fiscal year 2010. All other transactions with noncontrolling shareholders for the six months ended January 31, 2010 were made at a value approximating book value.

    Effects of changes in E&E's ownership interest in its subsidiaries on E&E’s equity:

	Six months ended January 30, 2010		Fiscal year ended January 31, 2009

Transfers to noncontrolling interest:
Sale of 310 Walsh common shares	$	---	$64,920
Sale of 20 Walsh common shares		---	4,188
Sale of 160 Walsh common shares		40,850	---
Sale of 196 Walsh common shares		50,040	---
Total transfers to noncontrolling interest		90,890	69,108

Transfers from noncontrolling interest:
Purchase of 112 Walsh common shares		---	(27,332)
Purchase of 2 Walsh Peru common shares		---	(547)
Purchase of 182 Walsh common shares		(59,486)	---
Purchase of 7,343 Walsh common shares		(2,289,778)	---
Purchase of 11,000 Walsh Peru common shares		(109,169)	---
Total transfers from noncontrolling interest		(2,458,433)	(27,879)

Transfers to (from) noncontrolling interest		$(2,367,543)	$41,229

11.	Earnings Per Share

The computation of basic earnings per share to diluted earnings per share follows:

	Three months ended		Six months ended
	January 30, 2010	January 31, 2009	January 30, 2010	January 31, 2009

Total income available to common stockholders	$234,877	$965,313	$1,634,705	$2,440,188
Dividend paid	867,155	777,326	867,155	777,326
Undistributed earnings	(632,278)	187,987	767,550	1,662,862

Weighted-average common shares outstanding (basic)	4,154,352	4,090,641	4,128,470	4,143,776

Distributed earnings per share	$.21	$.19	$.21	$.19
Undistributed earnings per share	(.15)	.05	.19	.40
Total earnings per share	.06	.24	.40	.59

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

Effective August 1, 2009, the Company has determined that its unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities. These securities shall be included in the computation of earnings per share (EPS) pursuant to the two-class method. The resulting impact was to include unvested restricted shares in the basic weighted average shares outstanding calculation.  The impact for the three and six month periods ended January 30, 2010 was approximately 117,000 and 104,000, respectively.  The impact for the three and six month periods ended January 31, 2009 was approximately 139,000 and 127,000, respectively.

12.	Segment Reporting

Segment information for six months ended January 30, 2010 are as follows:

Geographic information:

	Revenue (1)	Long-Lived Assets

United States	$51,291,150	$25,461,255
Foreign countries	19,246,000	2,931,000

(1) Revenue is attributed to countries based on the location of the customer.

Segment information for six months ended January 31, 2009 are as follows:

Geographic information:

	Revenue (1)	Long-Lived Assets

United States	$54,205,400	$24,791,053
Foreign countries	13,555,000	2,380,000

(1) Revenue is attributed to countries based on the location of the customer.

During the first six months of fiscal years 2010 and 2009, the percentages of total revenues derived from contracts exclusively with federal government agencies were 20% and 24%, respectively.

13.	Commitments and Contingencies

From time to time, the Company is a named defendant in legal actions arising out of the normal course of business. The Company is not a party to any pending legal proceeding the resolution of which the management of the Company believes will have a material adverse effect on the Company’s consolidated results of operations, financial condition, cash flows, or to any other pending legal proceedings other than ordinary, routine litigation incidental to its business. The Company maintains liability insurance against risks arising out of the normal course of business.

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

14.	Recent Accounting Pronouncements

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

In January 2010, the Financial Accounting Standards Board updated the authoritative guidance for fair value measurements with new disclosure requirements. These requirements include disclosures on the transfers of assets and liabilities between Level 1 (measurements based on quoted prices in active markets for identical assets or liabilities) and Level 2 (measurements based on significant other observable inputs) of the fair value measurement hierarchy, and a roll-forward of activities on purchases, sales, issuance, and settlements of Level 3 (measurements based on significant unobservable inputs) assets and liabilities.  The Company does not believe the adoption of this guidance will have a material impact on the Company’s financial position, results of operations or cash flows.

15.	Supplemental Cash Flow Information Disclosure

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. Cash paid for interest amounted to approximately $103,000 and $70,000 for the six-month period ended January 30, 2010 and January 31, 2009, respectively. Cash paid for income taxes amounted to approximately $142,000 and $995,000 for the six-month ended January 30, 2010 and January 31, 2009, respectively.  During the second quarter of fiscal year 2010, Ecology and Environment purchased an additional 18.7% of its Walsh LLC subsidiary from its minority shareholders for $3,000,000. One third of the purchase price was paid in cash, one third was paid with E&E stock, and the remainder was taken as loans to be repaid over a two year period.  During the first quarter of fiscal year 2009, Walsh Peru financed vehicles and computer equipment through capital leases of approximately $154,000.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Operating activities provided $1.7 million of cash during the first six months of fiscal year 2010.  This increase was mainly attributable to the reported $3.0 million in net income, a $2.0 million decrease in contracts receivables, a $1.1 million increase in other accrued liabilities, and a $1.0 million change in income tax accruals.  Contracts receivable decreased $2.0 million during the first six months of fiscal year 2010 mainly attributable to decreased work levels at the parent company and the payment of receivables that were outstanding from the increased work levels at the parent company during the fourth quarter of fiscal year 2009.  Other accrued liabilities increased $1.1 million during the first six months of fiscal year 2010 primarily due to a $1.2 million increase in billings in excess of revenue.  Offsetting these was a $5.2 million decrease in accounts payable and a $680,000 decrease in accrued payroll costs.  Accounts payable decreased $5.2 million during the first six months of fiscal year 2010 primarily due to the decreased work levels at the parent company and the payment of payables that were outstanding from the increased work levels at Walsh Environmental and the parent company during the fourth quarter of fiscal year 2009.

Investing activities consumed $1.1 million of cash during the first six months of fiscal year 2010.  The increase was mainly attributable the purchase of additional noncontrolling interest in Walsh Environmental by Ecology and Environment, Inc and the purchases of property, plant and equipment of $1.0 million during the first six months of fiscal year 2010.  During the second quarter of fiscal year 2010, Ecology and Environment purchased additional noncontrolling interest in Walsh Environmental for $3,000,000. One third of the purchase price was paid in cash, one third was paid with E&E stock, and the remainder was taken as loans to be repaid over a two year period.  Offsetting this was the sale of 16.5 acres of land by the Company at its Walden Avenue facility in Lancaster, New York for the sum of approximately $959,000.

Financing activities consumed $1.2 million of cash during the first six months of fiscal year 2010.  The Company paid dividends in the amount of $867,000 or $.21 per share during the first six months of fiscal year 2010.  Net cash outflow on long-term debt and capital lease obligations was $170,000 due to the repayment of outstanding loans and leases by the Company’s majority owned subsidiaries Walsh Environmental and E&E do Brasil.  Distributions to noncontrolling interests during the first six months of fiscal year 2010 were approximately $341,000.

The Company maintains an unsecured line of credit available for working capital and letters of credit of $19 million at one-half percent below the prevailing prime rate.  Other lines are available solely for letters of credit in the amount of $19.5 million.  The Company guarantees the line of credit of its majority owned subsidiary, Walsh Environmental (Walsh).  The banks have reaffirmed the Company’s lines of credit within the past twelve months. At January 30, 2010 and July 31, 2009 the Company had letters of credit outstanding totaling approximately $2.8 million and $.6 million, respectively.   After letters of credit and loans, there was $35.7 million of availability under the lines of credit at January 30, 2010. The Company believes that cash flows from operations and borrowings against the line of credit will be sufficient to cover all working capital requirements for at least the next twelve months and the foreseeable future.

Results of Operations

Revenue

Fiscal Year 2010 vs 2009

Revenue for the second quarter of fiscal year 2010 were $31.1 million, a decrease of $3.0 million from the $34.1 million reported for the second quarter of fiscal year 2009.  The decrease was mainly attributable to decreased work levels at the parent company.  The parent company reported revenues $17.4 million for the second quarter of 2010, a decrease of $4.0 million or 19% from the $21.4 million reported in the second quarter of fiscal year 2009.  The second quarter was adversely affected by project delays. The Company responded to these delays by making appropriate staff reductions during the second quarter and believes that its staff is now adequately sized for the work anticipated in the next two quarters. Offsetting this was a $1.3 million increase in revenue reported at the Company’s subsidiary E&E do Brazil.  E&E do Brasil reported revenue of $2.9 million during the second quarter of fiscal year 2010, an increase of $1.3 million or 81% from the $1.6 million reported in the second quarter of fiscal year 2009.  The increase in revenue was attributable to increased work on contracts in the energy market.

Revenues for the first six months of fiscal year 2010 were $70.5 million, an increase of $2.8 million from the $67.7 million reported for the first quarter of fiscal year 2009.  The increase in revenue was mainly attributable to increased work levels at Walsh Environmental and E&E do Brasil.  Revenues from Walsh Environmental were $23.0 million for the first six months of fiscal year 2010, an increase of $5.4 million from the $17.6 million reported in the first six months of fiscal year 2009.  The increase in Walsh Environmental revenues was mainly attributable to increased subcontract work in the environmental remediation and energy markets.  Revenues from E&E do Brasil were $5.4 million for the first six months of fiscal year 2010, an increase of $1.6 million from the $3.8 million reported in the first six months of fiscal year 2009.  The increase in E&E do Brasil revenues was mainly attributable to increased work in the energy market.  During the first six months of fiscal year 2010, revenues of the parent company E&E, Inc. decreased $4.8 million from the $43.7 million reported in the prior year.  The decrease in revenue was attributable to project delays throughout all sectors of the parent company.

Income Before Income Taxes

Fiscal Year 2010 vs 2009

The Company’s income before income taxes was $1.3 million for the second quarter of fiscal year 2010, a decrease of $.6 million or 32% from the $1.9 million reported in the second quarter of fiscal year 2009.  Indirect costs increased $1.3 million during the second quarter of fiscal year 2010.  The parent company reported indirect costs of $8.0 million for the second quarter of 2010, an increase of $600,000 or 8% from the $7.4 million reported in the second quarter of fiscal year 2009.  The increase was attributable to increased staffing levels and business development and proposal costs. Walsh Environmental reported indirect costs of $2.8 million for the second quarter of fiscal year 2010, an increase of $326,000 from the $2.5 million reported in the prior year.  The increase in indirect costs was attributable to increased staffing levels and increased operational expenses related to their overall business growth.

The Company’s income before income taxes was $4.5 million for the first six months of fiscal year 2010, a decrease of $.6 million from the $5.1 million reported in the first six month of the prior year.   Indirect costs increased $3.5 million during the first six months of fiscal year 2010.  The parent company reported indirect costs of $16.8 million for the first six months of 2010, an increase of $1.9 million from the $14.9 million reported in the first six months of fiscal year 2009.  The increase was attributable to increased staffing levels and business development and proposal costs.  Walsh Environmental and E&E do Brasil reported increased indirect costs attributable to increased staffing levels and increased operational expenses related to their overall business growth.  Walsh Environmental reported indirect costs of $6.0 million for the first six months of fiscal year 2010, an increase of $.9 million from the $5.1 million reported in the prior year.  E&E do Brasil reported indirect costs of $2.0 million for the first six months of fiscal year 2010, an increase of $.5 million from the $1.5 million reported in the first six months of fiscal year 2009.  The Company recorded a sale of 16.5 acres of land at its Walden Avenue facility in Lancaster, New York for the sum of approximately $959,000 plus closing costs. This sale resulted in a gain of approximately $809,000 ($453,000 after tax) which positively impacted earnings by $.11 per share.

Income Taxes

The estimated effective tax rate for fiscal year 2010 is 33.1%, compared to the 27.0% reported for fiscal year 2009.  Excluding the favorable settlement in Kuwait, the estimated effective tax rate for fiscal year 2009 was 36.1%.

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

Item 4.      Controls and Procedures

Evaluation of disclosure controls and procedures and changes in internal control over financial reporting

As of January 30, 2010, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on our management's evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), were effective.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP. Internal controls include those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Accordingly, even effective internal control over financial reporting can only provide reasonable assurance of achieving their control objectives.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal control over financial reporting during the three months ended (period end date) that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

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

Item 2.	Changes in Securities and Use of Proceeds

(e)	Purchased Equity Securities. The following table summarizes the Company’s purchases of its common stock during the period ended January 30, 2010:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
August 1, 2009 – January 30, 2010	---	---	---	163

Item 3.	Defaults Upon Senior Securities

The Registrant has no information for Item 3 that is required to be presented.

Item 4.	Submission of Matters to a Vote of Security Holders

     The Registrant has no information for Item 4 that is required to be presented.

Item 5.	Other Information

     The Registrant has no information for Item 5 that is required to be presented.

Item 6.	Exhibits and Reports on Form 8-K

(a)	- 31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
- 31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
- 32.1 Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
- 32.2 Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)
Registrant filed a Form 8-K report November 23, 2009 to announce an amendment to the Company’s Code of Business Conduct and Ethics.  The amendment adopted by the Directors dealt with the manner in which the Company prepares bids in response to client’s proposals.

    Registrant filed a Form 8-K report on October 27, 2009 to announce that Harvey J. Gross, a non-executive director of the Company, was choosing not to stand for re-    election as a Class B Director at the Annual Meeting of Shareholders on January 21, 2010 but that he would serve out his term.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ecology and Environment, Inc.

Date: March 16, 2010	By:	/s/ H. John Mye III
H. John Mye III
Vice President, Treasurer and Chief Financial Officer – Principal Financial and Accounting Officer