Form 10-Q
period 2010-05-01
ECOLOGY & ENVIRONMENT INC
filed 2010-06-15
CIK 809933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended May 1, 2010

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to __________

Commission File Number 1-9065

ECOLOGY AND ENVIRONMENT, INC.
(Exact name of registrant as specified in its charter)

New York	16-0971022
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

368 Pleasant View Drive
Lancaster, New York	14086
(Address of principal executive offices)	(Zip code)

(716)  684-8060
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

At June 1, 2010, 2,541,737 shares of Registrant's Class A Common Stock (par value $.01) and 1,651,273 shares of Class B Common Stock (par value $.01) were outstanding.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

Ecology and Environment, Inc
Consolidated Balance Sheets
Unaudited

	May 1,	July 31,
Assets	2010	2009

Current assets:
Cash and cash equivalents	$17,143,809	$16,571,186
Investment securities, available for sale	1,284,403	1,212,405
Contract receivables, net	37,990,555	41,693,034
Deferred income taxes	4,565,237	4,137,516
Income tax receivable	-	650,090
Other current assets	2,239,885	2,372,919

Total current assets	63,223,889	66,637,150

Property, building and equipment, net of accumulated
depreciation, $20,593,390 and $19,302,306	8,350,597	8,258,441
Deferred income taxes	1,165,025	1,160,444
Other assets	1,652,571	1,599,204

Total assets	$74,392,082	$77,655,239

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$7,792,828	$13,866,425
Accrued payroll costs	6,919,214	7,216,316
Income taxes payable	484,038	-
Deferred revenue	175,456	103,509
Current portion of long-term debt and capital lease obligations	1,283,505	411,331
Other accrued liabilities	8,992,341	9,049,995

Total current liabilities	25,647,382	30,647,576

Income taxes payable	351,021	278,782
Long-term debt and capital lease obligations	740,456	403,941
Commitments and contingencies (see note #12)	-	-

Shareholders' equity:
Preferred stock, par value $.01 per share;
authorized - 2,000,000 shares; no shares
issued	-	-
Class A common stock, par value $.01 per
share; authorized - 6,000,000 shares;
issued - 2,677,651 shares	26,776	26,776
Class B common stock, par value $.01 per
share; authorized - 10,000,000 shares;
issued - 1,716,074 shares	17,162	17,162
Capital in excess of par value	19,924,692	20,093,952
Retained earnings	24,805,661	23,290,768
Accumulated other comprehensive income	782,786	441,965
Treasury stock - Class A common, 135,914 and 242,290
shares; Class B common, 64,801 shares, at cost	(1,849,986)	(2,819,138)

Total Ecology and Environment, Inc. shareholders' equity	43,707,091	41,051,485
Noncontrolling interests	3,946,132	5,273,455

Total shareholders' equity	47,653,223	46,324,940

Total liabilities and shareholders' equity	$74,392,082	$77,655,239

The accompanying notes are an integral part of these consolidated financial statements.

Ecology and Environment, Inc.
Consolidated Statements of Income

	Three months ended		Nine months ended
	May 1,	May 2,	May 1,	May 2,
	2010	2009	2010	2009

Revenue	$33,349,736	$38,016,479	$103,886,886	$105,776,879

Cost of professional services and other direct operating expenses	11,460,818	9,530,336	35,076,531	36,896,954
Subcontract costs	6,478,668	14,740,360	22,887,420	26,705,833
Administrative and indirect operating expenses	9,537,563	8,342,642	28,022,714	24,857,553
Marketing and related costs	3,620,120	3,427,081	10,917,214	9,258,033
Depreciation	405,959	392,641	1,242,000	1,156,152

Income from operations	1,846,608	1,583,419	5,741,007	6,902,354
Interest expense	(62,236)	203,131	(173,123)	(42,702)
Interest income	24,395	32,042	87,764	166,739
Other expense	(1,523)	(75,231)	(91,955)	(104,354)
Gain on sale of property and equipment	-	-	809,200	-
Net foreign exchange gain (loss)	(26,316)	40,751	(66,827)	(53,424)

Income before income tax provision (benefit)	1,780,928	1,784,112	6,306,066	6,868,613
Income tax provision (benefit)	663,112	(401,600)	2,185,831	1,576,761

Net income	$1,117,816	$2,185,712	$4,120,235	$5,291,852

Net income attributable to noncontrolling interests	(370,473)	(464,138)	(1,738,187)	(1,130,090)

Net income attributable to Ecology and Environment, Inc.	$747,343	$1,721,574	$2,382,048	$4,161,762

Net income per common share: basic and diluted	$0.18	$0.42	$0.57	$1.01

Weighted average common shares outstanding: basic and diluted	4,193,010	4,088,563	4,150,193	4,125,505

The accompanying notes are an integral part of these consolidated financial statements.

Ecology and Environment, Inc
Consolidated Statements of Cash Flows
Unaudited

	Nine months ended
	May 1,	May 2,
	2010	2009

Cash flows from operating activities:
Net income	$4,120,235	$5,291,852
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	1,242,000	1,156,152
Provision (benefit) for deferred income taxes	(353,250)	1,320,980
Share-based compensation expense	350,475	352,536
Tax impact of share based compensation	102,737	-
Gain on disposition of property and equipment	(809,200)	-
Provision for contract adjustments	583,835	688,024
(Increase) decrease in:
- contracts receivable	3,703,257	(1,713,829)
- other current assets	136,190	(1,075,759)
- income tax receivable	650,090	(469,583)
- other non-current assets	(50,461)	(27,045)
Increase (decrease) in:
- accounts payable	(6,212,965)	1,172,622
- accrued payroll costs	(370,673)	486,417
- income taxes payable	536,477	179,628
- deferred revenue	71,947	77,792
- other accrued liabilities	(270,174)	(2,350,776)

Net cash provided by operating activities	3,430,520	5,089,011

Cash flows provided by (used in) investing activities:
Acquistion of noncontrolling interest of subsidiary	(1,000,000)	(27,879)
Purchase of Lowham Engineering LLC	(200,000)	-
Purchase of property, building and equipment	(1,416,272)	(1,225,980)
Proceeds from sale of property and equipment	959,200	-
Purchase of investment securities	(46,941)	(13,817)

Cash used in investing activities	(1,704,013)	(1,267,676)

Cash flows provided by (used in) financing activities:
Dividends paid	(867,155)	(777,326)
Proceeds from debt	480,936	517,116
Repayment of debt and capital lease obligations	(352,436)	(1,865,894)
Distributions to noncontrolling interests	(755,338)	(615,388)
Proceeds from sale of subsidiary shares to noncontrolling interests	143,112	69,108
Purchase of treasury stock	-	(1,832,123)

Net cash used in financing activities	(1,350,881)	(4,504,507)

Effect of exchange rate changes on cash and cash equivalents	196,997	21,340

Net increase (decrease) in cash and cash equivalents	572,623	(661,832)
Cash and cash equivalents at beginning of period	16,571,186	14,178,094

Cash and cash equivalents at end of period	$17,143,809	$13,516,262

The accompanying notes are an integral part of these consolidated financial statements.

Ecology and Environment, Inc
Consolidated Statements of Changes in Shareholders' Equity
Unaudited

							Accumulated
	Common Stock				Capital in		Other
	Class A		Class B		Excess of	Retained	Comprehensive	Treasury Stock		Noncontolling	Comprehensive
	Shares	Amount	Shares	Amount	Par Value	earnings	Income (loss)	Shares	Amount	Interest	Income

Balance at July 31, 2008	2,661,498	$ 26,615	1,732,227	$ 17,323	$ 20,014,257	$ 19,664,147	$ 834,667	130,141	$ (1,302,663)	$ 4,169,247	$ 7,952,354

Net income	-	-	-	-	-	5,221,274	-	-	-	1,668,066	6,889,340
Foreign currency translation adjustment	-	-	-	-	-	-	(402,403)	-	-	20,590	(381,813)
Cash dividends paid ($.39 per share)	-	-	-	-	-	(1,594,653)	-	-	-	-	-
Unrealized investment gain, net	-	-	-	-	-	-	9,701	-	-	-	9,701
Conversion of common stock - B to A	16,153	161	(16,153)	(161)	-	-	-	-	-	-	-
Repurchase of Class A common stock	-	-	-	-	-	-	-	207,941	(1,832,123)	-	-
Issuance of stock under stock award plan	-	-	-	-	(376,176)	-	-	(37,580)	376,176	-	-
Share-based compensation expense	-	-	-	-	446,412	-	-	-	-	-	-
Sale of subsidiary shares to noncontrolling interests	-	-	-	-	-	-	-	-	-	41,229	-
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	(625,677)	-
Other	-	-	-	-	9,459	-	-	6,589	(60,528)	-	-

Balance at July 31, 2009	2,677,651	$ 26,776	1,716,074	$ 17,162	$ 20,093,952	$ 23,290,768	$ 441,965	307,091	$ (2,819,138)	$ 5,273,455	$ 6,517,228

Net income	-	-	-	-	-	2,382,048	-	-	-	1,738,187	4,120,235
Foreign currency translation adjustment	-	-	-	-	-	-	398,499	-	-	22,810	421,309
Cash dividends paid ($.21 per share)	-	-	-	-	-	(867,155)	-	-	-	-	-
Unrealized investment gain, net	-	-	-	-	-	-	15,034	-	-	-	15,034
Issuance of stock under stock award plan	-	-	-	-	(372,172)	-	-	(42,675)	372,172	-	-
Share-based compensation expense	-	-	-	-	350,475	-	-	-	-	-	-
Tax impact of share based compensation	-	-	-	-	102,737	-	-	-	-	-	-
Sale of subsidiary shares to noncontrolling interests	-	-	-	-	-	-	-	-	-	143,112	-
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	(755,338)	-
Purchase of additional noncontrolling interests	-	-	-	-	(254,180)	-	(72,712)	(66,667)	616,670	(2,476,094)	(72,712)
Other	-	-	-	-	3,880	-	-	2,966	(19,690)	-	-

Balance at May 1, 2010	2,677,651	$ 26,776	1,716,074	$ 17,162	$ 19,924,692	$ 24,805,661	$ 782,786	200,715	$ (1,849,986)	$ 3,946,132	$ 4,483,866

The accompanying notes are an integral part of these consolidated financial statements.

Ecology and Environment, Inc.
Notes to Consolidated Financial Statements

Summary of Operations and Basis of Presentation

The consolidated financial statements included herein have been prepared by Ecology and Environment, Inc., ("E&E" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature.  The Company follows the same accounting policies in preparation of interim reports. Although E&E believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in E&E's 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The consolidated results of operations for the nine months ended May 1, 2010 are not necessarily indicative of the results for any subsequent period or the entire fiscal year ending July 31, 2010.

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

e. Revenue Recognition

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

Substantially all of the Company's cost-type work is with federal governmental agencies and, as such, is subject to audits after contract completion. Under these cost-type contracts, provisions for adjustments to accrued revenue are recognized on an quarterly basis and based on past audit settlement history. Government audits have been completed and final rates have been negotiated through fiscal year 2001. The Company records an allowance for contract adjustments which principally represents a reserve for contract adjustments for the fiscal years 1996-2010.

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

Change orders can occur when changes in scope are made after project work has begun, and can be initiated by either the Company or its clients. Claims are amounts in excess of the agreed contract price which the Company seeks to recover from a client for customer delays and / or errors or unapproved change orders that are in dispute. Costs related to change orders and claims are recognized as incurred. Revenues and profit are recognized on change orders when it is probable that the change order will be approved and the amount can be reasonably estimated. Revenue on claims is not recognized until the claim is approved by the customer.

All bid and proposal and other pre-contract costs are expensed as incurred. Out of pocket expenses such as travel, meals, field supplies, and other costs billed direct to contracts are included in both revenues and cost of professional services and other direct operating expenses.

f. Investment securities

Investment securities have been classified as available for sale and are stated at fair value. Unrealized gains or losses related to investment securities available for sale are reflected in accumulated other comprehensive income, net of applicable income taxes in the consolidated balance sheets and statements of changes in shareholders' equity. The cost of securities sold is based on the specific identification method. The Company had gross unrealized gains of approximately $28,000 and $13,000 at May 1, 2010 and July 31, 2009, respectively.

g. Fair value of financial instruments

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

The following table presents the level within the fair value hierarchy at which the Company’s financial assets are measured on a recurring basis.

Financial assets as of May 1, 2010:

	Level 1	Level 2		Level 3		Total
Assets
Money market mutual funds	$4,390,292	$	---	$	---	$4,390,292
Investment securities available for sale	50,895		1,233,508		---	1,284,403
Total	$4,441,187		$1,233,508	$	---	$5,674,695

Financial assets as of July 31, 2009:

	Level 1	Level 2		Level 3		Total
Assets
Money market mutual funds	$6,279,470	$	---	$	---	$6,279,470
Investment securities available for sale	50,895		1,161,510		---	1,212,405
Total	$6,330,365		$1,161,510	$	---	$7,491,875

The carrying amount of cash and cash equivalents, contracts receivable, notes receivable and accounts payable at May 1, 2010 and July 31, 2009 approximate fair value.  Long-term debt consists of bank loans and capitalized equipment leases. Based on the Company's assessment of the current financial market and corresponding risks associated with the debt, management believes that the carrying amount of long-term debt at May 1, 2010 and July 31, 2009 approximates fair value.  There were no financial instruments classified as level 3.

h. Translation of Foreign Currencies

The financial statements of foreign subsidiaries where the local currency is the functional currency are translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for results of operations. Translation adjustments are recorded in accumulated other comprehensive income.

The financial statements of foreign subsidiaries located in highly inflationary economies are remeasured as if the functional currency were the U.S. dollar. The remeasurement of local currencies into U.S. dollars creates transaction adjustments which are included in net income. There were no highly inflationary economy transaction adjustments for fiscal years 2009 and 2010.

i. Income Taxes

The Company follows the asset and liabilities approach to account for income taxes.  This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.  Although realization is not assured, management believes it is more likely than not that the recorded net deferred tax assets will be realized.  Since in some cases management has utilized estimates, the amount of the net deferred tax asset considered realizable could change in the near term.  No provision has been made for United States income taxes applicable to undistributed earnings of foreign subsidiaries as it is the intention of the Company to indefinitely reinvest those earnings in the operations of those entities.

Income tax expense includes U.S. and international income taxes, determined using an estimate of the Company’s annual effective tax rate.  A deferred tax liability is recognized for all taxable temporary differences, and a deferred tax asset is recognized for all deductible temporary differences and net operating loss carryforwards.

The Company has significant deferred tax assets, resulting principally from contract reserves and fixed assets.  The Company periodically evaluates the likelihood of realization of deferred tax assets, and has determined that no valuation allowance is necessary.

Additionally, Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic Income Taxes, prescribes a recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  This topic also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

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

j. Earnings Per Share (EPS)

Basic and diluted EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.  The Company allocates undistributed earnings between the classes on a one-to-one basis when computing earnings per share.  As a result, basic and fully diluted earnings per Class A and Class B shares are equal amounts.  See Note 10 to Consolidated Financial Statements for additional information.

k. Impairment of Long-Lived Assets

The Company assesses recoverability of the carrying value of long-lived assets by estimating the future net cash flows (undiscounted) expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value. The Company identified no events or changes in circumstances that necessitated an evaluation for an impairment of long lived assets during the nine months ended May 1, 2010 or May 2, 2009.

l. Goodwill

The total goodwill of approximately $1.1 million is subject to an annual assessment for impairment.  The Company’s most recent annual impairment assessment for goodwill was completed during the fourth quarter of fiscal year 2009. The results of this assessment showed that the fair values of the reporting units to which goodwill is assigned was in excess of the book values of the respective reporting units, resulting in no goodwill impairment. Goodwill is assessed for impairment between annual assessments whenever events or circumstances make it more likely than not that an impairment may have occurred. The Company identified no events or changes in circumstances that necessitated an evaluation for an impairment of goodwill during the nine months ended May 1, 2010 or May 2, 2009.

2.	Contract Receivables, net

	May 1, 2010	July 31, 2009

United States government -
Billed	$2,405,464	$2,546,741
Unbilled	2,999,542	3,784,894
	5,405,006	6,331,635

Industrial customers and state and municipal governments -
Billed	18,923,686	21,051,958
Unbilled	16,766,036	16,829,779
	35,689,722	37,881,737

Allowance for doubtful accounts and contract adjustments	(3,104,173)	(2,520,338)

	$37,990,555	$41,693,034

United States government receivables arise from long-term U.S. government prime contracts and subcontracts. Unbilled receivables result from revenues which have been earned, but are not billed as of period-end. The above unbilled balances are comprised of incurred costs plus fees not yet processed and billed; and differences between year-to-date provisional billings and year-to-date actual contract costs incurred.  Management anticipates that the May 1, 2010 unbilled receivables will be substantially billed and collected within one year.   Within the above billed balances are contractual retainages in the amount of approximately $472,000 at May 1, 2010 and $217,000 at July 31, 2009. Management anticipates that the May 1, 2010 retainage balance will be substantially collected within one year.

3.	Line of Credit

The Company maintains an unsecured line of credit available for working capital and letters of credit of $20.2 million at interest rates ranging from 3% to 5% at May 1, 2010.  Other lines are available solely for letters of credit in the amount of $18.5 million.  The Company guarantees the line of credit of its majority owned subsidiary, Walsh Environmental (Walsh).  The banks have reaffirmed the Company’s lines of credit within the past twelve months. At May 1, 2010 and July 31, 2009 the Company had letters of credit outstanding totaling approximately $3.0 million and $.6 million, respectively.   After letters of credit and loans, there was $35.7 million of availability under the lines of credit at May 1, 2010.

4.	Long-Term Debt and Capital Lease Obligations

Debt inclusive of capital lease obligations at May 1, 2010 and July 31, 2009 consists of the following:

	May 1, 2010	July 31, 2009

Various bank loans and advances at interest rates ranging from 5% to 14%	$1,835,100	$531,031
Capital lease obligations at varying interest rates averaging 11%	188,861	284,241
	2,023,961	815,272

Current portion of debt and capital lease obligations	(1,283,505)	(411,331)

Long-term debt and capital lease obligations	$740,456	$403,941

The aggregate annual maturities of long-term debt and capital lease obligations at May 1, 2010 are as follows:

Amount

May 2010 – April 2011	$1,283,505
May 2011 – April 2012	600,691
May 2012 – April 2013	65,545
May 2013 – April 2014	56,195
May 2014 – April 2015	18,025
Thereafter	---
$2,023,961

5.	Other Accrued Liabilities

	May 1, 2010	July 31, 2009

Allowance for contract adjustments	$3,426,636	$3,417,828
Billings in excess of revenue	4,049,702	4,101,761
Other	1,516,003	1,530,406

	$8,992,341	$9,049,995

Included in other accrued liabilities is an allowance for contract adjustments relating to potential cost disallowances on amounts billed and collected in current and prior years' projects of approximately $3.4 million at May 1, 2010 and July 31, 2009.  The allowance for contract adjustments is recorded for contract disputes and government audits when the amounts are estimatable.

6.	Income Taxes

The estimated effective tax rate for fiscal year 2010 is 34.7%, as compared to the 27.0% reported for fiscal year 2009.  Excluding the favorable settlement in Kuwait, the estimated effective tax rate for fiscal year 2009 was 36.1%.

7.	Stock Award Plan

The Company adopted a 2003 Stock Award Plan (2003 Plan) which was approved by the shareholders at the Annual Meeting held in January of 2004 and a 2007 Stock Award Plan (2007 Plan) which was approved by the shareholders at the Annual Meeting held in January of 2008 (the 2003 Plan and the 2007 Plan is collectively referred to as the Award Plan).  The 2003 Plan was approved retroactive to October 16, 2003 and terminated on October 15, 2008 and the 2007 Plan was approved retroactive to October 18, 2007 and will terminate October 17, 2012.  Under the Award Plan, key employees (including officers) of the Company or any of its present or future subsidiaries may be designated to receive awards of Class A Common stock of the Company as a bonus for services rendered to the Company or its subsidiaries, without payment, and based upon the fair market value of the Company stock at the time of the award. The Award Plan authorizes the Company's board of directors to determine for what period of time and under what circumstances awards can be forfeited.

The Company awarded 42,675 shares valued at approximately $648,000 in October 2009 pursuant to the Award Plan. These awards issued have a three year vesting period. The "pool" of excess tax benefits accumulated in Capital in Excess of Par Value was $225,000 and $122,000 at May 1, 2010 and July 31, 2009, respectively.   Total gross compensation expense is recognized over the vesting period. Unrecognized compensation expense was approximately $630,000 and $370,000 at May 1, 2010 and July 31, 2009, respectively.

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

Noncontrolling Interest

On August 1, 2009, the Company adopted authoritative accounting guidance that requires the ownership interests in subsidiaries held by parties other than the parent, and income attributable to those parties, be clearly identified and distinguished in the parent’s consolidated financial statements. Consequently, the Company’s noncontrolling interest is now disclosed as a separate component of the Company’s consolidated equity on the balance sheets, rather than a “mezzanine” item between liabilities and equity. Further, earnings and other comprehensive income are now separately attributed to both the controlling and noncontrolling interests.  Earnings per share continues to be calculated based on net income attributable to the Company’s controlling interest. The impact on the Company’s financial position and results of operations from the adoption of this authoritative accounting guidance is presented in the tables below:

	Nine months ended May 2, 2009 Consolidated Statements of Operations
	As Reported	As Adjusted

Minority interest	$(1,130,090)	$	---
Net income	4,161,762		5,291,852
Net income attributable to noncontrolling interests	---		1,130,090
Net income attributable to Ecology and Environment, Inc.	---		4,161,762

On January 28, 2010 Ecology and Environment purchased an additional equity of 18.7% or approximately $2,360,000 of its Walsh Environmental Scientists and Engineers, LLC (Walsh) subsidiary from noncontrolling shareholders for $3,000,000. One third of the purchase price was paid in cash, one third was paid with E&E stock, and the remainder was taken as loans carrying an interest rate of 5% to be repaid over a two year period.  The purchase price that was paid to the noncontrolling shareholders was at a premium over the book value of the stock. This has created an entry to reduce the additional paid in capital account of approximately $638,000 that was recorded in the second quarter of fiscal year 2010. On March 1st, Walsh purchased an 80% ownership interest in Lowham - Walsh Environmental Services LLC.  This transaction was an asset purchase of the former Lowham Engineering LLC in Wyoming.  Walsh contributed cash and the newly formed entity issued a five year promissory note bearing a six percent annualized interest rate for the assets of the former company.  All other transactions with noncontrolling shareholders for the nine months ended May 1, 2010 were made at a value approximating book value.

 Effects of changes in E&E's ownership interest in its subsidiaries on E&E’s equity:

	Nine months ended May 1, 2010		Fiscal year ended July 31, 2009

Transfers to noncontrolling interest:
Sale of 310 Walsh common shares	$	---	$64,920
Sale of 20 Walsh common shares		---	4,188
Sale of 160 Walsh common shares		40,850	---
Sale of 196 Walsh common shares		50,040	---
Sale of 200 Lowham – Walsh common shares		52,222	---
Total transfers to noncontrolling interest		143,112	69,108

Transfers from noncontrolling interest:
Purchase of 112 Walsh common shares		---	(27,332)
Purchase of 2 Walsh Peru common shares		---	(547)
Purchase of 182 Walsh common shares		(59,486)	---
Purchase of 7,343 Walsh common shares		(2,289,778)	---
Purchase of 11,000 Walsh Peru common shares		(126,830)	---
Total transfers from noncontrolling interest		(2,476,094)	(27,879)

Transfers to (from) noncontrolling interest		$(2,332,982)	$41,229

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

10.      Earnings Per Share

The computation of basic earnings per share to diluted earnings per share follows:

	Three months ended				Nine months ended
	May 1, 2010		May 2, 2009		May 1, 2010	May 2, 2009

Total income available to common stockholders		$747,343		$1,721,574	$2,382,048	$4,161,762
Dividend paid		---		---	867,155	777,326
Undistributed earnings		747,343		1,721,574	1,514,893	3,384,436

Weighted-average common shares outstanding (basic)		4,193,879		4,088,563	4,150,193	4,125,505

Distributed earnings per share	$	---	$	---	$.21	$.19
Undistributed earnings per share		.18		.42	.36	.82
Total earnings per share		.18		.42	.57	1.01

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

Effective August 1, 2009, the Company has determined that its unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities. These securities shall be included in the computation of earnings per share (EPS) pursuant to the two-class method. The resulting impact was to include unvested restricted shares in the basic weighted average shares outstanding calculation.  The impact for the three and nine month periods ended May 1, 2010 was approximately 115,000 and 107,000, respectively.  The impact for the three and nine month periods ended May 2, 2009 was approximately 139,000 and 131,000, respectively.

11.	Segment Reporting

Segment information for nine months ended May 1, 2010 are as follows:

Geographic information:
	Revenue (1)	Long-Lived Assets

United States	$73,773,886	$25,787,987
Foreign countries	30,113,000	3,156,000

(1) Revenue is attributed to countries based on the location of the customer.

Segment information for nine months ended May 2, 2009 are as follows:

Geographic information:
	Revenue (1)	Long-Lived Assets

United States	$83,895,879	$23,669,377
Foreign countries	21,881,000	3,061,000

(1) Revenue is attributed to countries based on the location of the customer.

During the first nine months of fiscal years 2010 and 2009, the percentages of total revenues derived from contracts exclusively with federal government agencies were 20% and 24%, respectively.

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

14.	Supplemental Cash Flow Information Disclosure

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. Cash paid for interest amounted to approximately $160,000 and $115,000 for the nine month period ended May 1, 2010 and May 2, 2009, respectively. Cash paid for income taxes amounted to approximately $287,000 and $1.5 million for the nine month period ended May 1, 2010 and May 2, 2009, respectively.  On March 1st, 2010, as part of the formation of Lowham - Walsh Environmental Services LLC., the entity issued a five year promissory note for approximately $80,000 bearing a six percent annualized interest rate.  During the second quarter of fiscal year 2010, Ecology and Environment purchased an additional 18.7% of its Walsh LLC subsidiary from its minority shareholders for $3.0 million. One third of the purchase price was paid in cash, one third was paid with E&E stock, and the remainder was taken as loans to be repaid over a two year period.  During the first quarter of fiscal year 2009, Walsh Peru financed vehicles and computer equipment through capital leases of approximately $154,000.

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Operating activities provided $3.4 million of cash during the first nine months of fiscal year 2010.  This was mainly attributable to the reported $4.1 million in net income, a $3.7 million decrease in contracts receivables, and a $1.2 million change in income tax accruals.  Contracts receivable decreased $3.7 million during the first nine months of fiscal year 2010 mainly attributable to decreased work levels at Ecology and Environment, Inc. (the parent company) and the payment of receivables that were outstanding at the end of the fourth quarter of fiscal year 2009. Offsetting these was a $6.2 million decrease in accounts payable and a $.4 million decrease in accrued payroll costs.  Accounts payable decreased $6.2 million during the first nine months of fiscal year 2010 primarily due to the decreased work levels at the parent company and the payment of payables that were outstanding from the increased work levels at Walsh Environmental and the parent company during the fourth quarter of fiscal year 2009.

Investing activities consumed $1.7 million of cash during the first nine months of fiscal year 2010.  This was mainly attributable to the purchase of additional noncontrolling interest in Walsh Environmental (Walsh) by Ecology and Environment, Inc. and the purchases of property, plant and equipment of $1.4 million during the first nine months of fiscal year 2010.  During the second quarter of fiscal year 2010, Ecology and Environment purchased additional noncontrolling interest in Walsh for $3.0 million. One third of the purchase price was paid in cash, one third was paid with E&E stock, and the remainder was taken as loans to be repaid over a two year period.  Offsetting this was the sale of 16.5 acres of land by the Company at its Walden Avenue facility in Lancaster, New York during the first quarter of fiscal year 2010, for the sum of approximately $959,000.

Financing activities consumed $1.4 million of cash during the first nine months of fiscal year 2010.  In January 2010, the Company paid dividends in the amount of $.9 million or $.21 per share.   Distributions to noncontrolling interests during the first nine months of fiscal year 2010 were approximately $.8 million.

The Company maintains an unsecured line of credit available for working capital and letters of credit of $20.2 million at interest rates ranging from 3% to 5% at May 1, 2010.  Other lines are available solely for letters of credit in the amount of $18.5 million.  The Company guarantees the line of credit of its majority owned subsidiary, Walsh.  The banks have reaffirmed the Company’s lines of credit within the past twelve months. At May 1, 2010 and July 31, 2009 the Company had letters of credit outstanding totaling approximately $3.0 million and $.6 million, respectively.   After letters of credit and loans, there was $35.7 million of availability under the lines of credit at May 1, 2010. The Company believes that cash flows from operations and borrowings against the line of credit will be sufficient to cover all working capital requirements for at least the next twelve months and the foreseeable future.

Results of Operations

Revenue

Fiscal Year 2010 vs 2009

Revenues for the third quarter of fiscal year 2010 were $33.3 million, a decrease of $4.7 million from the $38.0 million reported for the third quarter of fiscal year 2009.  The decrease in revenue was mainly attributable to decreased work levels at the Company’s subsidiary Walsh.  Walsh reported revenues of $8.9 million for the third quarter of 2010, a decrease of $5.9 million or 40% from the $14.8 million reported in the third quarter of fiscal year 2009 mainly attributable to the completion of work associated with a redevelopment project.  Offsetting these was a $.9 million increase in revenue reported at the Company’s subsidiary E&E do Brazil.  E&E do Brasil reported revenue of $2.4 million during the third quarter of fiscal year 2010, an increase of $.8 million or 50% from the $1.6 million reported in the third quarter of fiscal year 2009.  The increase in revenue at E&E do Brasil was associated with increased work on contracts in the energy market.

Revenues for the first nine months of fiscal year 2010 were $103.9 million, a decrease of $1.9 million from the $105.8 million reported for the first nine months of fiscal year 2009.  The decrease in revenue was mainly attributable to decreased work levels at the parent company and Walsh.  Revenues of the parent company were $58.9 million for the first nine months of fiscal year 2010, a decreased of $5.3 million from the $64.2 million reported in the first nine months of the prior year.  The decrease in revenue was attributable to project delays throughout all sectors of the parent company.   Revenues from Walsh were $31.9 million for the first nine months of fiscal year 2010, a decrease of $.5 million from the $32.4 million reported in the first nine months of fiscal year 2009.  The decrease in Walsh revenues was mainly attributable to the completion of work associated with a redevelopment project.  Revenues from E&E do Brasil were $7.8 million for the first nine months of fiscal year 2010, an increase of $2.5 million from the $5.3 million reported in the first nine months of fiscal year 2009.  The increase in E&E do Brasil revenues was mainly attributable to increased work in the energy market.

Income Before Income Taxes

Fiscal Year 2010 vs 2009

The Company’s income before income taxes was $1.8 million for the third quarter of fiscal year 2010 and the third quarter of 2009.  The third quarter of fiscal year 2009 includes a net gain of $.24 per share attributable to the favorable tax settlement in Kuwait, net of an additional charge to fully reserve the balance of accounts receivable from work in the Middle East.  Excluding this $.24 per share gain, the third quarter earnings for fiscal year 2009 were $.18 per share.  Revenue less subcontract costs was $26.9 million, an increase of $3.6 million from the $23.3 million reported in the third quarter of the prior year due to a large contract with significant subcontract costs ending during the period.  Income from operations for the third quarter of fiscal year 2010 was $1.8 million, up 13% from the $1.6 million reported in the prior year.  Indirect costs increased $1.4 million during the third quarter of fiscal year 2010 attributable to increased staffing levels and business development and proposal costs worldwide in anticipation of a significant increase in work in the fourth quarter or fiscal year 2010.  The parent company reported indirect costs of $8.5 million for the third quarter of 2010, an increase of $.4 million from the $8.1 million reported in the third quarter of fiscal year 2009. Walsh reported indirect costs of $3.2 million for the third quarter of fiscal year 2010, an increase of $.2 million from the $3.0 million reported in the prior year.  E&E do Brasil reported indirect costs of $1.0 million for the third quarter of fiscal year 2010, an increase of $.3 million from the $.7 million reported in the prior year.  Indirect costs during the third quarter of fiscal year 2009 were impacted by a $.5 million reduction associated with the favorable tax settlement in Kuwait.

The Company’s income before income taxes was $6.3 million for the first nine months of fiscal year 2010, a decrease of $.6 million from the $6.9 million reported in the first nine month of the prior year.   Indirect costs increased $4.8 million during the first nine months of fiscal year 2010.  The increase was attributable to increased staffing levels and business development and proposal costs worldwide in anticipation of a significant increase in work in the fourth quarter or fiscal year 2010.  The parent company reported indirect costs of $25.3 million for the first nine months of 2010, an increase of $2.3 million from the $23.0 million reported in the first nine months of fiscal year 2009.  Walsh reported indirect costs of $9.2 million for the first nine months of fiscal year 2010, an increase of $1.1 million from the $8.1 million reported in the first nine months of the prior year.  E&E do Brasil reported indirect costs of $3.0 million for the first nine months of fiscal year 2010, an increase of $.8 million from the $2.2 million reported in the first nine months of fiscal year 2009.  During the first quarter of fiscal year 2010, the Company recorded a sale of 16.5 acres of land at its Walden Avenue facility in Lancaster, New York for the sum of approximately $959,000 plus closing costs.  This sale resulted in a gain of approximately $809,000 ($453,000 after tax) which positively impacted earnings by $.11 per share.

Income Taxes

The estimated effective tax rate for fiscal year 2010 is 34.7%, as compared to the 27.0% reported for fiscal year 2009.  Excluding the favorable settlement in Kuwait, the estimated effective tax rate for fiscal year 2009 was 36.1%.

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

Item 4.      Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 promulgated under the Exchange Act.  Based upon this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were (1) designed to ensure that material information relating to our Company is accumulated and made known to our management, including our chief executive officer and chief financial officer, in a timely manner, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management believes, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a Company have been detected.

Internal Controls

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended May 1, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.      Changes in Securities and Use of Proceeds

(e)  Purchased Equity Securities.  The following table summarizes the Company’s purchases of its common stock during the period ended May 1, 2010:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
August 1, 2009 – May 1, 2010	---	---	---	163

Item 3.	Defaults Upon Senior Securities

The Registrant has no information for Item 3 that is required to be presented.

Item 4.	Submission of Matters to a Vote of Security Holders

The Registrant has no information for Item 4 that is required to be presented.

Item 5.	Other Information

The Registrant has no information for Item 5 that is required to be presented.

Item 6.	Exhibits and Reports on Form 8-K

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

Ecology and Environment, Inc.

Date: June 15, 2010	By:	/s/ H. John Mye III
H. John Mye III
Vice President, Treasurer and Chief Financial Officer – Principal Financial and Accounting Officer

Form 10-Q