Form 10-K
period 2010-07-31
ECOLOGY & ENVIRONMENT INC
filed 2010-10-29
CIK 809933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended July 31, 2010

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to __________

Commission File Number 1-9065

ECOLOGY AND ENVIRONMENT, INC.
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	16-0971022 (IRS Employer Identification Number)

368 Pleasant View Drive, Lancaster, NY (Address of principal executive offices)	14086 (Zip code)

716-684-8060 (Registrant's telephone number, including area code)
Securities Registered Pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Class A Common Stock par value $.01 per share	NASDAQ Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐    No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined by Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑

Exhibit Index on Page 50

The aggregate market value of the Class A Common Stock held by non-affiliates as of January 31, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter) was $37,015,476. This amount is based on the closing price of the registrant’s Class A Common Stock on the National Association of Securities Dealers Automated Quotations (NASDAQ) Stock Market for that date. Shares of Class A Common Stock held by the executive officers and directors of the registrant are not included in this computation.

As of September 30, 2010, 2,539,199 shares of the registrant's Class A Common Stock, $.01 par value (the "Class A Common Stock") were outstanding, and 1,643,852 shares of the registrant's Class B Common Stock, $.01 par value ("Class B Common Stock") were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Registration Statement on Form S-1, as amended by Amendment Nos. 1 and 2 (Registration No. 33-11543) as well as portions of the Company's Form 10-K for fiscal years ended July 31, 2002, 2003, and 2004 are incorporated by reference in Part IV of this Form 10-K.

PART 1

Item 1.	Business

General

Ecology and Environment, Inc., (“EEI” or “Company”) is a global broad-based environmental consulting firm whose underlying philosophy is to provide professional services worldwide so that sustainable economic and human development may proceed with minimum negative impact on the environment. The Company’s staff is comprised of individuals representing 85 scientific, engineering, health, and social disciplines working together in multidisciplinary teams to provide innovative environmental solutions. The Company has completed more than 50,000 projects for a wide variety of clients in 96 countries, providing environmental solutions in nearly every ecosystem on our planet.

The Company was incorporated in February 1970 and its principal offices are located at 368 Pleasant View Drive, Lancaster, New York, and its telephone number is 716-684-8060.

START Contracts

In December 2005, the United States Environmental Protection Agency (EPA) awarded the Company a contract known as START III to provide continuing support to the EPA Region 10. This is a combination time and materials/cost plus contract with a base term of three years plus options for an additional four years. Total maximum value is $49.0 million over the seven years. As of July 31, 2010 the Company has recognized revenue of approximately $22.6 million under this contract.

In May 2008, the EPA awarded the Company a second START contract to provide technical support in Region 9 which covers the four state area of California, Nevada, Arizona, Hawaii, and U.S. territories in the Pacific. The contract has a two year base period and two 18 month option periods. With all option years and access to an increased capacity pool to support EPA in the event of an incident of national significance, the maximum value of the contract is $64.0 million over the five year period. As of July 31, 2010, the Company has recognized revenue of approximately $10.7 million under this contract.

These contracts contain termination provisions under which the EPA may, without penalty, terminate the contract upon written notice to the Company. In the event of termination, the Company would be paid only termination costs in accordance with the contract. The Company has never had a contract terminated by the EPA.

Task Order Contracts

The Company has numerous task order contracts with state and federal governmental agencies which contain indefinite order quantities and/or option periods ranging from two to ten years. The maximum potential revenues included in these contracts is approximately $234.9 million. Work done under task orders run the full range of services provided by EEI.

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

Energy

New technology and increasing demand and accountability for more sustainable use of resources presents complex challenges to energy developers and providers. To keep pace with escalating energy needs worldwide, EEI supports all phases of energy development by conducting critical feature/fatal flaw analyses, environmental impact assessments, feasibility and siting studies, and permitting.  In response to the increasing monetary, environmental, and social costs of energy, the Company promotes the use of clean energy technologies in an age where energy infrastructure development is critical to world economic growth and improving quality of life.

•	Electric Transmission

To keep pace with increased energy needs, as well as support needed backup to the world’s aging critical infrastructure, EEI works with energy industry clients through all aspects of development, generation, and transmission.  The Company performs site screening and alternative selection; analyzes environmental impacts; and acquires needed certificates, approvals, and permits for electric transmission facilities worldwide to bring renewable energy from its source to regional population centers.

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

•	Unconventional Natural Gas Development

Recent advances in gas drilling techniques have opened huge “shale gas” reserves for development.  EEI has positioned itself to respond to industry demands for permitting well development and take away pipelines required to move shale gas to market.  The Company is currently working in the Marcellus and Barnett Shale Gas Reserves.

•	Offshore Energy

The need to incorporate environmental and social considerations into the planning, design, construction, and operation of offshore energy infrastructure is essential considering key issues such as the expanding use of marine locations for energy production/transportation and the use conflict and impacts on critical resources such as marine mammals, commercial and recreational fisheries, seafood safety, water quality, and other recreational uses. EEI supports projects involving oil and gas exploration and production; subsea pipelines; deepwater oil ports; liquefied natural gas (LNG) import terminals; and, most recently, projects involving components of offshore wind, wave, current, and tidal power subsea electrical transmission.  The Company prepares third-party EISs/EIAs, Deepwater Port applications, and FERC ERs; performs siting/feasibility studies, plankton surveys, marine mammal acoustic impact modeling, dredging impact studies, coastal zone consistency evaluations, risk assessments, and marine vessel traffic studies; and develops and implements comprehensive plans for stakeholder engagement/outreach.

•	Wind Energy

The worldwide desire to develop alternative energy has sparked explosive growth in the wind energy market. Although wind power is widely regarded as a low impact, renewable energy source, public concerns over land use, visual quality, noise, and biological impacts sometimes emerge, and environmental impacts must be addressed to obtain permits.  EEI attends to these concerns by providing strategic consulting in all facets of environmental permitting and compliance; environmental evaluation; T/E species, avian, and bat surveys; visual resources, noise aesthetics, archaeological, and land use studies.  The Company’s civil engineering support services include design of structure foundations and roadways and coordination for gathering line placement, substation, and transmission line requirements.  In addition, the Company recognizes that public outreach efforts are an important component of any wind power project and, therefore, maintains in-house public relations experts and graphic artists, who work as an integrated team to design outreach programs geared toward landowners and officials.

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

Natural Resource Management/Restoration

EEI’s approach to restoration design focuses on mimicking natural systems in form, function, and process—developing practical strategies for sustainable design and uplift.  The Company conceives and designs environmental restoration projects that restore affected habitat through the efficient and innovative integration of biological and engineering solutions. EEI assists its clients in meeting their goals through the application of restoration measures to mine reclamation, contaminated sediment remediation, land development strategies, recreational planning, comprehensive watershed planning, and threatened and endangered species protection.

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

In 2010, EEI’s global corporate headquarters building, one of the oldest LEED® Platinum buildings in the world, continued to realize reduced energy consumption and  substantial cost savings through facility and operational improvements combined with a program for employee awareness and involvement.

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

In response to the advances seen in military master planning under taken by the Department of Defense (DOD) over the past few years, EEI has developed a team of experienced professionals in the areas of real property master planning, military programming, geospatial data and systems support, database management, and water resources planning.  Through the Company’s experience with modern military facility planning, EEI develops technologically advanced military master planning tools by leveraging the latest in GIS and IT technology.  The Company assists DOD installations in reducing their environmental footprint while sustaining mission requirements and maintaining positive relationships with the surrounding communities.

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

International

With over 40 years’ experience providing the above-listed services on a worldwide level, the Company now has partners in over 30 countries and has completed more than 50,000 major environmental assignments in over 96 countries worldwide. With an understanding of cultural, political, economic, operational, and legal factors that influence the solution to a given environmental problem, EEI aids international governments and lending institutions in their efforts to advance institutional systems for environmental management. The Company has completed assignments involving environmental assessment; management and financial planning; institutional strengthening and standards development; water supply and development; wastewater treatment; and solid waste project construction supervision.  More recently, issues of public health, sustainability, and social and economic development have been added to that portfolio.

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

•	Safe Drinking Water Act of 1996 (SDWA) And Clean Water Act (CWA)

The SDWA and regulatory changes under the CWA work together in order to ensure that the public is provided with safe drinking and recreational waters by utilizing watershed approaches and applying similar principles (Total Maximum Daily Load, National Pollution Discharge Elimination System, Source Water Assessment Program, Storm Water Program). Thus, they supplement and help one another more effectively reach each other's goals. The Company assists public and private clients in developing and establishing pollution prevention programs, assisting clients in monitoring ground, waste and stormwater systems, and helping clients with water permitting and compliance issues.

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

Potential Liability and Insurance

The Company’s contracts generally require it to maintain certain insurance coverages and to indemnify its clients for claims, damages or losses for personal injury or property damage relating to the Company’s performance of its duties unless such injury or damage is the result of the client's negligence or willful acts. Currently, the Company is able to provide insurance coverage to meet the requirements of its contracts, however, certain pollution exclusions apply. Historically, the Company has been able to purchase an errors and omissions insurance policy that covers its environmental consulting services, including legal liability for pollution conditions resulting therefrom. The policy is a claims made policy. Where possible, the Company requires that its clients cross

-indemnify it for asserted claims. There can be no assurance, however, that any such agreement, together with the Company’s general liability insurance and errors and omissions coverage will be sufficient to protect the Company against any asserted claim.

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

Backlog

The Company's firm backlog of uncompleted projects and maximum potential revenues from indefinite task order contracts, at July 31, 2010 and 2009 were as follows:

	(Millions of $)
	2010	2009

Total firm backlog	$80.3	$70.6

Anticipated completion of firm backlog in next twelve months	$69.8	$46.1

Maximum potential gross revenues from task order contracts	$234.9	$171.3

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

Employees

As of July 31, 2010, the Company, including subsidiaries, had approximately 1,100 employees. The majority of the employees hold bachelor's degrees and/or advanced degrees in such areas as chemical, civil, mechanical, sanitary, soil, structural and transportation engineering, biology, geology, hydrogeology, ecology, urban and regional planning and oceanography. The Company's ability to remain competitive will depend largely upon its ability to recruit and retain qualified personnel. None of the Company's employees are represented by a labor organization and employee relations are good.

Corporate Governance / Security Exchange Rules

The Company’s shares of Class A Common Stock are listed on the National Association of Securities Dealers Automated Quotations (NASDAQ) Stock Market.  NASDAQ requires all of its listing companies to be in compliance with NASDAQ’s standards of corporate governance set forth in the NASDAQ Marketplace Rules (NASDAQ CG Rules).  The Company has certified to the NASDAQ that it is in compliance with the NASDAQ CG Rules except for those NASDAQ CG Rules relating to the Director Nominations Process, the Compensation of Officers and Board Compensation.   For these items, the Company relied upon the “controlled company” exception found in the NASDAQ CG Rules.  A “controlled company” is a listing company where more than 50 percent of the voting power of the listing company is in the control of a group.  The Company believes that a group, consisting of Messrs. Neumaier, Silvestro, Frank and Strobel and members of their families, now holds more than 50 percent of the voting power of the Company and that, therefore, the Company is a “controlled company” for purposes of the NASDAQ CG Rules.

The Board of Directors will consider nominees for Directors recommended by shareholders.  Shareholders wishing to recommend a director candidate for consideration by the Board of Directors can do so by writing to the Secretary of Ecology and Environment, Inc., 368 Pleasant View Drive, Lancaster, New York, 14086; giving the candidate’s name, biographical data and qualifications.  Any such notice of recommendation should be accompanied by a current resume of the individual and a written statement from the individual of his or her consent to be named as a candidate and, if nominated and elected, to serve as a director.  Nominations much be received at least 60 days prior to the annual meeting shareholders.

In evaluating candidates, the Board considers the entirety of each candidate’s credentials to ensure that the Board consists of individuals who collectively provide meaningful counsel to management.  The Board does not maintain a specific diversity policy.  It believes that diversity is an expansive attribute that includes differing points of view, professional experience and expertise, and education, as well as more traditional diversity concepts.  The Board considers the candidates’ character, integrity, experience, understanding of strategy and policy-setting, and reputation for working well with others.  If candidates are recommended by E&E’s shareholders, then such candidates will be evaluated using the same criteria.  With respect to nomination of continuing directors for re-election, the individual’s past contributions to the Board are also considered.

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

Revenues from all government contracts (federal, state and municipal) represented approximately 33%, 39% and 46% of total revenues for fiscal years 2010, 2009 and 2008, respectively. Consequently, an inability to win or renew government contracts would adversely affect operations and significantly reduce profits. Government contracts are typically awarded through a highly regulated procurement process.  In addition, some government contracts are awarded to multiple competitors, causing increased competition and downward pricing pressure. This may lead to increased pressure to control costs. If the Company cannot reduce or control costs on these contracts, losses on these contracts may occur.

Current economic uncertainty could affect the Company’s public and private sector work.

The current worldwide contraction of credit could impact the availability of financing for certain private projects and resulting lower tax revenues for federal, state, and municipal governments could defer or halt work on public environmental programs. Any impact on specific programs cannot be determined at this time.

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

To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions as of the date of the financial statements, which affect the reported values of assets and liabilities and revenues and expenses and disclosures of contingent assets and liabilities. Areas requiring significant estimates by management include:

- the application of the percentage of completion method of accounting and revenue recognition on contracts
- provisions for uncollectible receivables and contract adjustments
- provisions for income taxes and related valuation reserves
- accruals for estimated liabilities, including litigation reserves
- accruals for uncertain tax positions
- evaluation of the impairment of goodwill

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

The Company has operations in more than 30 countries around the world and has derived approximately 30%, 21%, and 19% of revenue from international operations for the fiscal years 2010, 2009, and 2008, respectively. International operations are subject to a number of risks, including:

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

The Company's headquarters (60,000 square feet) is located in Lancaster, New York, a suburb of Buffalo. The Company owns additional property in Lancaster, NY consisting of two buildings including a warehouse and office facility totaling approximately 35,000 square feet.  The Company also leases office and storage facilities at thirty seven (37) regional offices in the United States and six (6) offices in foreign locations.

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

FISCAL 2010

	High	Low

First Quarter (commencing August 1, 2009 - October 31, 2009)	$17.00	$14.69
Second Quarter (commencing November 1, 2009 - January 30, 2010)	16.23	14.07
Third Quarter (commencing January 31, 2010 - May 1, 2010)	15.30	13.15
Fourth Quarter (commencing May 2, 2010 - July 31, 2010)	13.61	11.91

FISCAL 2009

	High	Low

First Quarter (commencing August 1, 2008 – November 1, 2008)	$11.35	$8.10
Second Quarter (commencing November 2, 2008 - January 31, 2009)	13.50	7.61
Third Quarter (commencing February 1, 2009 - May 2, 2009)	14.65	11.30
Fourth Quarter (commencing May 3, 2009 - July 31, 2009)	15.20	11.85

Approximate Number of Holders of Class A and Class B Common Stock

As of September 30, 2010, 2,539,199 shares of the Company's Class A Common Stock were outstanding and the number of holders of record of the Company's Class A Common Stock at that date was 388. The Company estimates that it has a significantly greater number of Class A Common Stock shareholders because a substantial number of the Company's shares are held in street name. As of the same date, there were 1,643,852 shares of the Company's Class B Common Stock outstanding and the number of holders of record of the Class B Common Stock at that date was 58.

Dividends

In the fiscal years ended July 31, 2010 and 2009 the Company declared and paid two cash dividends totaling $.42 and $.39 per year respectively, per share of common stock. The amount, if any, of future dividends remains within the discretion of the Company's Board of Directors and will depend upon the Company's future earnings, financial condition and requirements and other factors as determined by the Board of Directors.

The Company's Certificate of Incorporation provides that any cash or property dividend paid on Class A Common Stock must be at least equal to the cash or property dividend paid on Class B Common Stock on a per share basis.

Equity Compensation Plan Information as of July 31, 2010:
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights.	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by securities holders:
- 2003 Stock Award Plan	---	---	---
- 2007 Stock Award Plan	---	---	157,325

Equity compensation plans not approved by securities holders:
- 1998 Stock Award Plan	---	---	---

Total	---	---	157,325

Refer to Note 10 to Consolidated Financial Statements set forth in Part IV of this Annual Report on Form 10-K for more information on the Equity Compensation Plans.

(b)	Not Applicable
(c)	Purchased Equity Securities. The following table summarizes the Company's purchases of its common stock during the fiscal year ended July 31, 2010.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

August 1, 2009 - July 31, 2010	---	---	---	163

                     (1)      The Company’s Board of Directors approved a 200,000 share repurchase program in January 2004 and an additional 200,000 share repurchase program in February 2006.

Item 6.       Selected Consolidated Financial Data

See Note 21 to Consolidated Financial Statements for additional information.

	Year Ended July 31,
	2010	2009	2008	2007	2006
	(In thousands, except share and per share amounts)

Operating data:

Revenues	$144,875	$146,887	$110,533	$102,496	$97,080
Income from operations	9,893	9,445	5,593	5,310	5,833
Income from continuing operations before income taxes	10,459	9,450	5,554	5,720	5,968
Net income attributable to Ecology and Environment, Inc.	$4,258	$5,221	$1,834	$3,074	$2,583

Net income per common share: basic and diluted	$1.02	$1.27	$0.43	$0.72	$0.61

Cash dividends declared per common share: basic and diluted	$0.42	$0.39	$0.36	$0.34	$0.33

Weighted average common shares outstanding: basic and diluted	4,160,816	4,115,921	4,259,663	4,281,431	4,264,105

	Year Ended July 31

	2010	2009	2008	2007	2006
	(In thousands, except per share amounts)

Balance sheet data:

Working capital	$38,950	$36,142	$36,871	$34,313	$28,306

Total assets	79,959	77,808	75,602	71,206	69,152

Long-term debt	767	404	482	385	342

Ecology and Environment, Inc. shareholders’ equity	44,864	41,051	39,254	40,913	37,627

Book value per share: basic and diluted	$10.79	$9.97	$9.22	$9.56	$8.82

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Operating activities provided $2.4 million of cash during fiscal year 2010.  This was mainly attributable to the reported $6.6 million in net income, a $1.1 million increase in income taxes payable, and a $.8 million decrease in income tax receivable.  Offsetting these was an increase in contract receivables and a decrease in accounts payables.  Contract receivables increased $5.7 million during fiscal year 2010 due to the increased work volume at Ecology and Environment, Inc. (Parent Company) during the fourth quarter with energy and international market customers.  The Company believes these will be collected in a timely manner.  Accounts payable decreased $3.1 million during fiscal year 2010 primarily due to the decreased subcontracted work in the fourth quarter.

Investment activities consumed $2.3 million of cash during fiscal year 2010 mainly attributable to the purchase of additional noncontrolling interest in Walsh Environmental (Walsh) by the Parent Company and the purchases of property, building and equipment of $2.0 million during fiscal year 2010.  During the second quarter of fiscal year 2010, the Company purchased an additional noncontrolling interest in Walsh for $3,000,000 to increase its ownership to 76%. One third of the purchase price was paid in cash, one third was paid with E&E stock, and the remainder was issued as loans to be repaid over a two-year period.  Offsetting this was the sale of 16.5 acres of land by the Company at its Walden Avenue facility in Lancaster, New York for the sum of approximately $959,000.

Financing activities consumed $2.6 million of cash during fiscal year 2010.  The Company paid dividends in the amount of $1.7 million or $.41 per share.  Net cash outflow on long-term debt and capital lease obligations was $.3 million due mainly to the repayment of loans and capital leases at two of the Parent Company’s majority owned subsidiaries, E&E do Brasil and Walsh.  Distributions to noncontrolling interests during fiscal year 2010 were approximately $.8 million.

The Company maintains an unsecured line of credit available for working capital and letters of credit of $20.2 million at interest rates ranging from 3% to 5% at July, 31, 2010.  Other credit lines are available solely for letters of credit in the amount of $13.5 million. The Company guarantees the line of credit of Walsh.  Its lenders have reaffirmed the Company’s lines of credit within the past twelve months.  At July 31, 2010 and July 31, 2009 the Company had letters of credit outstanding totaling approximately $4.9 million and $.6 million, respectively.  After letters of credit and loans, there was $28.9 million of availability under the lines of credit at July 31, 2010.  The Company believes that cash flows from operations and borrowings against the lines of credit will be sufficient to cover all working capital requirements for at least the next twelve months and the foreseeable future.

Results of Operations

Revenue

Fiscal Year 2010 vs 2009

Revenue for fiscal year 2010 was $144.9 million, a decrease of $2.0 million from the $146.9 million reported for fiscal year 2009 mainly attributable to decreases at the Parent Company and Walsh.  Revenue at the Parent Company was $84.2 million for fiscal year 2010, a decrease of $3.8 million or 4% from the $88.0 million reported in the prior year.  This decrease was attributable to work performed on contracts in the Company’s federal government and state sectors offset by increases in work in the energy and international sectors.  Revenues from the Parent Company’s federal government sector were $27.2 million for fiscal year 2010, a decrease of $6.2 million from the $33.4 million reported in the prior year mainly attributable to decreased activity in contracts with the United States Department of Defense (DOD). Revenues from the Parent Company’s state sector were $20.5 million for fiscal year 2010, down $4.1 million from the $24.6 million reported in fiscal year 2009.  The decrease in state revenues was mainly attributable to decreased activity in Washington, New York and Florida due to the state budgetary constraints.  Revenues from the Parent Company’s commercial sector were $32.0 million for fiscal year 2010, up $2.0 million from the $30.0 million reported in fiscal year 2009 attributable to increased activity in the domestic energy market.  Revenues from the Parent Company’s international sector increased $4.5 million over the prior year mainly attributable to increased activity in the Middle East, Africa and China.  Walsh reported revenues of $42.1 million for fiscal year 2010, a decrease of $3.5 million or 8% from the $45.6 million reported in fiscal year 2009 mainly attributable to the completion of work associated with a redevelopment project.  E&E do Brasil reported revenue of $10.5 million for fiscal year 2010, an increase of $2.8 million or 36% from the $7.7 million reported in the prior year.  The increase in revenue at E&E do Brasil was associated with increased work on contracts in the energy market.

E&E reported revenue of $41.0 million for the fourth quarter, comparable to the $41.1 million reported in the fourth quarter of the prior year.  Revenue at the Parent Company was $25.3 million during the fourth quarter of fiscal year 2010, an increase of $1.5 million attributable to work performed on contracts in the Company’s domestic energy market and international sector offset by decreases in work in the federal government and state sectors.  Revenues from the Parent Company’s commercial sector were $11.9 million for the fourth quarter of fiscal year 2010, an increase of $3.3 million from the $8.6 million reported in the fourth quarter of fiscal year 2009 attributable to increased activity in the domestic energy market.  Revenues from the Parent Company’s international sector were $1.8 million for the fourth quarter of fiscal year 2010, an increase of $1.5 million over the fourth quarter of the prior year.  The increase in international revenues was mainly attributable to increased activity in the Middle East and Africa.  Revenues from the Parent Company’s federal government sector were $6.8 million for the fourth quarter of fiscal year 2010, a decrease of $1.3 million from the $8.1 million reported in the prior year mainly attributable to decreased activity with DOD contracts. Revenues from the Parent Company’s state sector were $4.7 million for fourth quarter of fiscal year 2010, down $2.1 million from the $6.8 million reported in the fourth quarter of fiscal year 2009.  The decrease in state revenues was mainly attributable to decreased activity in Illinois, California and New York.  Walsh reported revenues of $10.2 million for the fourth quarter of 2010, a decrease of $3.0 million or 23% from the $13.2 million reported in the fourth quarter of fiscal year 2009 mainly attributable to the completion of work associated with a redevelopment project.

Fiscal Year 2009 vs 2008

Revenue for fiscal year 2009 was $146.9 million, an increase of $36.4 million or 33% from the $110.5 million reported in fiscal year 2008.  The increase in revenue was due mainly to increases in revenue at the Parent Company and by Walsh in the energy, environmental restoration, asbestos and federal government sectors.  Specifically, revenues from Walsh were $45.6 million for fiscal year 2009, an increase of 69% from the $27.0 million reported in fiscal year 2008.  The increase in Walsh revenues was mainly attributable to increased activity in the environmental remediation and asbestos markets.  Revenues from the Parent Company’s federal government sector were $33.4 million for fiscal year 2009, up $12.0 million from the $21.4 million reported in the prior year.  The increase in federal government revenues was mainly attributable to increased activity in contracts with the DOD and Environmental Protection Agency (EPA).  Revenues from commercial clients of the Parent Company were $30.0 million for fiscal year 2009, an increase of 42% from the $21.2 million reported in fiscal year 2008.  The increase in revenues from commercial clients was mainly attributable to increased activity in the domestic energy market.  Offsetting these were decreases in revenue from the Parent Company’s international and state markets.  Revenue from state clients of the Parent Company was $24.6 million for fiscal year 2009, a decrease of $2.5 million from the $27.1 million reported in fiscal year 2008.  State budgets are under pressure and the Company believes its state markets will continue to be impacted until the domestic economy recovers.  Revenue from international clients of the Parent Company decreased $1.5 million during fiscal year 2009.

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

Income Before Income Taxes

Fiscal Year 2010 vs 2009

The Company’s income before income taxes was $10.5 million for fiscal year 2010, an increase of $1.0 million from the $9.5 million reported in fiscal year 2009.  The majority of the increase is attributed to a gain on the sale of land.  During the first quarter of fiscal year 2010, the Company recorded a sale of 16.5 acres of land at its Walden Avenue facility in Lancaster, New York for the sum of approximately $959,000 plus closing costs. This sale resulted in a gain of approximately $809,000 ($453,000 after tax) which positively impacted earnings by $.11 per share.  Gross profits increased $5.7 million during fiscal year 2010.  The gross margin percentage for fiscal year 2010 was 44%, up from the 40% reported for fiscal year 2009.  The increase in gross margin percentage was attributable to a significant decrease in subcontract costs throughout the Company.  Subcontract costs were $31.1 million for fiscal year 2010, a decrease of 18% from the $38.0 million reported in the prior year.  Gross margin as a percentage of revenue less subcontract costs was 56% for fiscal year 2010, a slight increase from the 54% reported in fiscal year 2009.  The increased gross profits were offset by higher indirect costs in fiscal year 2010.  Indirect costs were $52.6 million for fiscal year 2010, an increase of $5.2 million from the $47.4 million reported in the fiscal year 2009 attributable to increased staffing levels and business development and proposal costs worldwide.  The Company reached settlements with Kuwait and the federal government during fiscal year 2009.  The Company settled the Kuwait tax dispute and the related accrual for uncertain tax position charges and reserved the $925,000 balance of receivables on the Middle East contracts which resulted in a net gain of approximately $.24 per share.  Additionally, the Company derecognized  reserves related to federal government contracts of $562,000 ($410,000 after tax) that positively impacted the Company’s earnings by $.10 per share.

The Company’s income before income taxes was $4.2 million for the fourth quarter of fiscal year 2010, an increase of $1.6 million from the $2.6 million reported in the fourth quarter of fiscal year 2009.  Gross profits increased $2.0 million during the fourth quarter of fiscal year 2010.  The gross margin percentage for the fourth quarter of fiscal year 2010 was 45%, up from the 40% reported for the fourth quarter of fiscal year 2009.  The increase in gross margin percentage was attributable to a significant decrease in subcontract costs throughout the company.  Subcontract costs were $8.2 million for the fourth quarter of fiscal year 2010, a decrease of $3.1 million from the $11.3 million reported in the fourth quarter of fiscal year 2009.  Revenue less subcontract costs increased $3.0 million or 10% over the prior year while consolidated indirect costs for the fourth quarter of fiscal year 2010 were $13.7 million, up only slightly from the $13.3 million reported in the fourth quarter of fiscal year 2009.  During the fourth quarter of fiscal year 2009, the Company derecognized reserves of $562,000 ($410,000 after tax) that positively impacted the Company’s earnings by $.10 per share.

Fiscal Year 2009 vs 2008

The Company’s income before income taxes was $9.5 million for fiscal year 2009, an increase of $3.9 million from the $5.6 million reported in fiscal year 2008.  Gross profits increased $8.5 million during fiscal year 2009 as a result of the increased revenue reported at the Parent Company and Walsh offset by an increase in corporate wide subcontract costs.  The gross margin percentage for fiscal year 2009 was 39.8%, down from the 45.3% reported for fiscal year 2008.  The decrease in gross margin percentage was attributable to a significant increase in subcontract costs throughout the Company.  Subcontract costs were $38.0 million for fiscal year 2009, an increase of 141% from the $15.8 million reported in the prior year.  Gross margin as a percentage of revenue less subcontractor revenue and costs increased slightly during fiscal year 2009.  The increased gross profits were offset by higher indirect costs in fiscal year 2009.  Offsetting the increased revenue was an increase in indirect operating expenses throughout the company due to increased staffing and work levels.  Consolidated indirect costs for fiscal year 2009 were $47.4 million, an increase of $4.4 million from the $43.0 million reported in fiscal year 2008.  Staffing levels throughout the company increased 16% during fiscal year 2009 as a result of increased manpower needs necessary to accommodate the increase in revenue.  The Company reached settlements with Kuwait and the federal government during fiscal year 2009.  E&E, Inc. settled the Kuwait tax dispute and the related accrual for uncertain tax position charges and reserved the $925,000 balance of receivables on the Middle East contracts which resulted in a net gain of approximately $.24 per share.  Additionally, the Company maintains reserves for annual indirect rate adjustments due to FAR and CAS compliance reviews by the federal government which covered fiscal years 1996 through 2004.  During the fourth quarter of fiscal year 2009, the Company derecognized reserves related to federal government contracts of $562,000 ($410,000 after tax) as a result of a settlement with the federal government.  The federal government settlement positively impacted the Company’s earnings during the fourth quarter of fiscal year 2009 by $.10 per share.

The Company’s income before income taxes was $2.6 million for the fourth quarter of fiscal year 2009, slightly down from the $2.8 million reported in the fourth quarter of fiscal year 2008.  The fourth quarter of 2008 was impacted by a gain on foreign exchange transactions of $360,000.  Gross profit increased during the fourth quarter of fiscal year 2009 as a result of increased revenues.  The gross margin percentage for the fourth quarter of fiscal year 2009 was 39.7%, down from the 43.8% reported for the fourth quarter of fiscal year 2008.  The decrease in gross margin percentage was attributable to a significant increase in subcontract costs throughout the company.  Subcontract costs were $11.3 million for fiscal year 2009, up $5.7 million from the $5.6 million reported in the fourth quarter of fiscal year 2008.  Gross margin as a percentage of revenue less subcontractor revenue and costs increased slightly during the fourth quarter of fiscal year 2009.  Offsetting the increased revenue was an increase in indirect operating expenses throughout the company due to the increased staff and work levels.  Consolidated indirect costs for the fourth quarter of fiscal year 2009 were $13.3 million, up 14% from the $11.7 million reported in the fourth quarter of fiscal year 2008.  During the fourth quarter of fiscal year 2009, the Company derecognized reserves of $562,000 ($410,000 after tax) as a result of a settlement with the federal government.  The federal government settlement positively impacted the Company’s earnings during the fourth quarter of fiscal year 2009 by $.10 per share.

Income Taxes

The estimated effective tax rate for fiscal year 2010 is 37.3%, as compared to the 27.0% reported for fiscal year 2009.  Excluding the favorable tax settlement in Kuwait, the estimated effective tax rate for fiscal year 2009 was 36.1%.  The effective income tax rate had a nominal increase from fiscal year 2009 to fiscal year 2010 due to a decrease in partnership income.  The noncontrolling interest on the partnership income is removed from the effective income tax rate and as the partnership income decreased, the reduction to the overall effective tax rate went from a negative 2.8 percent in fiscal year 2009 to a negative 1.3 percent in fiscal year 2010.

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

Revenue Recognition

The Company’s revenues are derived primarily from the professional and technical services performed by its employees or, in certain cases, by subcontractors engaged to perform on under contracts entered into with our clients. The revenues recognized, therefore, are derived from our ability to charge clients for those services under the contracts.  Sales and cost of sales at the Company’s South American subsidiaries exclude tax assessments by governmental authorities, which are collected by the Company from its customers and then remitted to governmental authorities.

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

Allowance for Doubtful Accounts and Contract Adjustments

We reduce our accounts receivable and costs and estimated earnings in excess of billings on contracts in process by establishing an allowance for amounts that, in the future, may become uncollectible or unrealizable, respectively. We determine our estimated allowance for uncollectible amounts and allowance for contract adjustments based on management’s judgments regarding our operating performance related to the adequacy of the services performed, the status of change orders and claims, our experience settling change orders and claims and the financial condition of our clients, which may be dependent on the type of client and current economic conditions.

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

Uncertain Tax Positions

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

Changes in Corporate Entities

On January 28, 2010 the Company purchased an additional equity of 18.7% of Walsh from noncontrolling shareholders for $3,000,000. One third of the purchase price was paid in cash, one third was paid with the Company's stock, and the remainder was taken as loans carrying an interest rate of 5% to be repaid over a two year period. The purchase price that was paid to the noncontrolling shareholders was at a premium over the book value of the stock.

On March 1st, Walsh purchased an 80% ownership interest in Lowham - Walsh Environmental Services LLC.  This transaction was an asset purchase of the former Lowham Engineering LLC in Wyoming.  Walsh contributed cash and assets into the newly formed entity and issued a five year promissory note bearing a six percent annualized interest rate for the assets of the former company.

On August 23, 2010 the Company purchased a 60% ownership interest in ECSI, LLC.  This is a Lexington, Kentucky based engineering and environmental consulting company that specializes in mining work.  The Company paid $1.0 million for this ownership interest.  The newly formed company will be consolidated into the Company’s financial reporting for the first quarter of fiscal year 2011.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of  July 31, 2010 based on the criteria in Internal Control—Integrated Framework issued by the COSO. Based upon this assessment, management has concluded that our internal control over financial reporting was effective as of July 31, 2010.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

By:	/s/ Kevin S. Neumaier	By:	/s/ H. John Mye
	Chief Executive Officer		Chief Financial and Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Ecology and Environment, Inc.

We have audited the accompanying consolidated balance sheets of Ecology and Environment, Inc. and its subsidiaries (Collectively, the Company) as of July 31, 2010 and 2009, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended July 31, 2010.  In addition, our audits included the financial statement schedule listed in the index at Item 15 (a)(2).  The Company’s management is responsible for these financial statements and the financial statement schedule.  Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended July 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Schneider Downs & Co., Inc.

Pittsburgh, Pennsylvania
October 28, 2010

Ecology and Environment, Inc
Consolidated Balance Sheets

	July 31,	July 31,
Assets	2010	2009

Current assets:
Cash and cash equivalents	$14,229,894	$16,571,186
Investment securities, available for sale	1,305,739	1,212,405
Contract receivables, net	47,096,456	41,693,034
Deferred income taxes	3,557,156	4,137,516
Income tax receivable	-	802,926
Other current assets	2,142,301	2,372,919

Total current assets	68,331,546	66,789,986

Property, building and equipment, net of accumulated
depreciation, $21,040,900 and $19,302,306	8,664,453	8,258,441
Deferred income taxes	1,291,297	1,160,444
Other assets	1,671,636	1,599,204

Total assets	$79,958,932	$77,808,075

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$10,863,390	$13,866,425
Accrued payroll costs	7,451,310	7,216,316
Income taxes payable	1,083,911	-
Deferred revenue	236,737	103,509
Current portion of long-term debt and capital lease obligations	928,027	411,331
Other accrued liabilities	8,818,179	9,049,995

Total current liabilities	29,381,554	30,647,576

Income taxes payable	286,523	278,782
Deferred income taxes	289,531	152,836
Long-term debt and capital lease obligations	767,302	403,941
Commitments and contingencies (see note #17)	-	-

Shareholders' equity:
Preferred stock, par value $.01 per share;
authorized - 2,000,000 shares; no shares
issued	-	-
Class A common stock, par value $.01 per
share; authorized - 6,000,000 shares;
issued - 2,685,072 and 2,677,651 shares	26,850	26,776
Class B common stock, par value $.01 per
share; authorized - 10,000,000 shares;
issued - 1,708,653 and 1,716,074 shares	17,088	17,162
Capital in excess of par value	20,059,200	20,093,952
Retained earnings	25,800,803	23,290,768
Accumulated other comprehensive income	815,906	441,965
Treasury stock - Class A common, 136,461 and 242,290
shares; Class B common, 64,801 shares, at cost	(1,855,466)	(2,819,138)

Total Ecology and Environment, Inc. shareholders' equity	44,864,381	41,051,485
Noncontrolling interests	4,369,641	5,273,455

Total shareholders' equity	49,234,022	46,324,940

Total liabilities and shareholders' equity	$79,958,932	$77,808,075

The accompanying notes are an integral part of these consolidated financial statements.

Ecology and Environment, Inc.
Consolidated Statements of Income

	Fiscal year ended
	July 31,	July 31,	July 31,
	2010	2009	2008

Revenue	$144,874,534	$146,886,938	$110,532,816

Cost of professional services and other direct operating expenses	49,623,816	50,383,876	44,658,180
Subcontract costs	31,068,357	38,025,409	15,833,829
Administrative and indirect operating expenses	38,166,067	34,309,408	31,013,505
Marketing and related costs	14,438,785	13,101,999	11,950,306
Depreciation	1,684,406	1,620,829	1,483,931

Income from operations	9,893,103	9,445,417	5,593,065
Interest expense	(222,558)	(77,238)	(431,287)
Interest income	107,211	202,052	441,190
Other expense	(68,349)	(41,064)	(183,246)
Gain on sale of property and equipment	809,200	-	-
Net foreign currency exchange gain (loss)	(59,718)	(78,930)	134,009

Income before income tax provision	10,458,889	9,450,237	5,553,731
Income tax provision	3,902,222	2,560,897	2,113,007

Net income	$6,556,667	$6,889,340	$3,440,724

Net income attributable to the noncontrolling interest	(2,299,060)	(1,668,066)	(1,606,338)

Net income attributable to Ecology and Environment, Inc.	$4,257,607	$5,221,274	$1,834,386

Net income per common share: basic and diluted	$1.02	$1.27	$0.43

Weighted average common shares outstanding: basic and diluted	4,160,816	4,115,921	4,259,663

The accompanying notes are an integral part of these consolidated financial statements.

Ecology and Environment, Inc
Consolidated Statements of Cash Flows

	Fiscal year ended
	July 31,	July 31,	July 31,
	2010	2009	2008

Cash flows from operating activities:
Net income	$6,556,667	$6,889,340	$3,440,724
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	1,684,406	1,620,829	1,483,931
Provision for deferred income taxes	472,455	1,742,493	888,140
Share-based compensation expense	485,945	446,412	339,625
Tax impact of share-based compensation	102,737	-	33,457
Gain on sale of property and equipment	(809,200)	-	-
Provision for contract adjustments	637,846	(88,387)	360,505
(Increase) decrease in:
- contract receivables	(5,661,388)	(3,874,581)	(4,412,095)
- other current assets	233,414	(201,671)	(485,707)
- income tax receivable	802,926	(787,370)	1,341,657
- other non-current assets	(64,430)	18,793	109,571
Increase (decrease) in:
- accounts payable	(3,120,409)	4,382,635	(969,721)
- accrued payroll costs	149,316	1,363,854	(349,043)
- income taxes payable	1,066,930	(671,355)	(470,187)
- deferred revenue	133,228	11,687	1,031
- other accrued liabilities	(236,704)	(1,170,196)	1,495,992

Net cash provided by operating activities	2,433,739	9,682,483	2,807,880

Cash flows provided by (used in) investing activities:
Acquistion of noncontrolling interest of subsidiary	(1,000,000)	(27,879)	(116,677)
Purchase of Lowham Engineering LLC	(200,000)	-	-
Purchase of property, building and equipment	(1,992,724)	(1,869,016)	(1,447,573)
Proceeds from sale of property and equipment	959,200	-	-
Purchase of investment securities	(55,791)	(39,210)	(1,072,186)

Cash used in investing activities	(2,289,315)	(1,936,105)	(2,636,436)

Cash flows provided by (used in) financing activities:
Dividends paid	(1,684,482)	(1,546,359)	(1,492,207)
Proceeds from debt	468,038	632,185	1,014,100
Repayment of debt and capital lease obligations	(778,035)	(1,942,882)	(369,760)
Distributions to noncontrolling interests	(845,106)	(625,677)	(752,882)
Proceeds from sale of subsidiary shares to noncontrolling interests	227,562	69,108	-
Purchase of treasury stock	-	(1,832,123)	(5,636)

Net cash used in financing activities	(2,612,023)	(5,245,748)	(1,606,385)

Effect of exchange rate changes on cash and cash equivalents	126,307	(107,538)	58,512

Net increase (decrease) in cash and cash equivalents	(2,341,292)	2,393,092	(1,376,429)
Cash and cash equivalents at beginning of period	16,571,186	14,178,094	15,554,523

Cash and cash equivalents at end of period	$14,229,894	$16,571,186	$14,178,094

The accompanying notes are an integral part of these consolidated financial statements.

Ecology and Environment, Inc
Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income

							Accumulated
	Common Stock				Capital in		Other
	Class A		Class B		Excess of	Retained	Comprehensive	Treasury Stock		Noncontolling	Comprehensive
	Shares	Amount	Shares	Amount	Par Value	earnings	Income (loss)	Shares	Amount	Interest	Income

Balance at July 31, 2007	2,661,498	$26,615	1,732,227	$17,323	$20,051,446	$19,365,253	$299,102	168,821	$(1,692,496)	$3,582,968	$5,582,403

Net income	-	-	-	-	-	1,834,386	-	-	-	1,606,338	3,440,724
Foreign currency translation adjustment	-	-	-	-	-	-	536,446	-	-	(224,703)	311,743
Cash dividends paid ($.36 per share)	-	-	-	-	-	(1,535,492)	-	-	-	-	-
Unrealized investment gain, net	-	-	-	-	-	-	(881)	-	-	-	(881)
Repurchase of Class A common stock	-	-	-	-	-	-	-	536	(5,636)	-	-
Issuance of stock under stock award plan	-	-	-	-	(412,173)	-	-	(41,094)	412,173	-	-
Share-based compensation expense	-	-	-	-	339,625	-	-	-	-	-	-
Tax impact of share based compensation	-	-	-	-	33,457	-	-	-	-	-	-
FIN 48 Adjustment	-	-	-	-	-	-	-	-	-	(58,543)	-
Elimination of noncontrolling paid in capital	-	-	-	-	-	-	-	-	-	16,069	-
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	(752,882)	-
Other	-	-	-	-	1,902	-	-	1,878	(16,704)	-	-

Balance at July 31, 2008	2,661,498	$26,615	1,732,227	$17,323	$20,014,257	$19,664,147	$834,667	130,141	$(1,302,663)	$4,169,247	$9,333,989

Net income	-	-	-	-	-	5,221,274	-	-	-	1,668,066	6,889,340
Foreign currency translation adjustment	-	-	-	-	-	-	(402,403)	-	-	20,590	(381,813)
Cash dividends paid ($.39 per share)	-	-	-	-	-	(1,594,653)	-	-	-	-	-
Unrealized investment gain, net	-	-	-	-	-	-	9,701	-	-	-	9,701
Conversion of common stock - B to A	16,153	161	(16,153)	(161)	-	-	-	-	-	-	-
Repurchase of Class A common stock	-	-	-	-	-	-	-	207,941	(1,832,123)	-	-
Issuance of stock under stock award plan	-	-	-	-	(376,176)	-	-	(37,580)	376,176	-	-
Share-based compensation expense	-	-	-	-	446,412	-	-	-	-	-	-
Sale of subsidiary shares to noncontrolling interests	-	-	-	-	-	-	-	-	-	41,229	-
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	(625,677)	-
Other	-	-	-	-	9,459	-	-	6,589	(60,528)	-	-

Balance at July 31, 2009	2,677,651	$26,776	1,716,074	$17,162	$20,093,952	$23,290,768	$441,965	307,091	$(2,819,138)	$5,273,455	$6,517,228

Net income	-	-	-	-	-	4,257,607	-	-	-	2,299,060	6,556,667
Foreign currency translation adjustment	-	-	-	-	-	-	423,493	-	-	(59,236)	291,546
Cash dividends paid ($.42 per share)	-	-	-	-	-	(1,747,572)	-	-	-	-	-
Unrealized investment gain, net	-	-	-	-	-	-	23,159	-	-	-	23,159
Conversion of common stock - B to A	7,421	74	(7,421)	(74)	-	-	-	-	-	-	-
Issuance of stock under stock award plan	-	-	-	-	(372,172)	-	-	(42,675)	372,172	-	-
Share-based compensation expense	-	-	-	-	485,945	-	-	-	-	-	-
Tax impact of share based compensation	-	-	-	-	102,737	-	-	-	-	-	-
Sale of subsidiary shares to noncontrolling interests	-	-	-	-	-	-	-	-	-	227,562	-
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	(845,106)	-
Purchase of additional noncontrolling interests	-	-	-	-	(254,181)	-	(72,711)	(66,667)	616,670	(2,526,094)	-
Other	-	-	-	-	2,919	-	-	3,513	(25,170)	-	-

Balance at July 31, 2010	2,685,072	$26,850	1,708,653	$17,088	$20,059,200	$25,800,803	$815,906	201,262	$(1,855,466)	$4,369,641	$6,871,372

The accompanying notes are an integral part of these consolidated financial statements.

Ecology and Environment, Inc.
Notes to Consolidated Financial Statements

1.	Summary of Operations and Basis of Presentation

Ecology and Environment, Inc., (“EEI” or “Company”) is a global broad-based environmental consulting firm whose underlying philosophy is to provide professional services worldwide so that sustainable economic and human development may proceed with minimum negative impact on the environment. The Company’s staff is comprised of individuals representing 85 scientific, engineering, health, and social disciplines working together in multidisciplinary teams to provide innovative environmental solutions. The Company has completed more than 50,000 projects for a wide variety of clients in 96 countries, providing environmental solutions in nearly every ecosystem on our planet.  Revenues reflected in the Company's consolidated statements of income represent services rendered for which the Company maintains a primary contractual relationship with its customers. Included in revenues are certain services outside the Company's normal operations which the Company has elected to subcontract to other contractors.

During fiscal years ended July 31, 2010, 2009 and 2008, the percentages of total revenues derived from contracts exclusively with the United States Department of Defense (DOD) were 8%, 14% and 11%.

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

d.      Codification

In June 2009, the Financial Accounting Standards Board (FASB) voted to approve the FASB Accounting Standards Codification (Codification) as the single source of authoritative nongovernmental U.S. generally accepted accounting principles. The Company adopted the Codification requirements beginning with its October 31, 2009 financial statements.  The FASB Codification does not change U.S. generally accepted accounting principles, but combines all authoritative standards such as those issued by the FASB, the American Institute of Certified Public Accountants and the Emerging Issues Task Force into a comprehensive, topically organized online database.

e.	Revenue recognition

Substantially all of the Company's revenue is derived from environmental consulting work. The consulting revenue is principally derived from the sale of labor hours. The consulting work is performed under a mix of fixed price, cost-type, and time and material contracts. Contracts are required from all customers. Revenue is recognized as follows:

Contract Type	Work Type	Revenue Recognition Policy

Time and Materials	Consulting	As incurred at contract rates.

Fixed Price	Consulting	Percentage of completion, approximating the ratio of either total costs or Level of Effort (LOE) hours incurred to date to total estimated costs or LOE hours.

Cost-Type	Consulting	Costs as incurred. Fixed fee portion is recognized using percentage of completion determined by the percentage of level of effort (LOE) hours incurred to total LOE hours in the respective contracts.

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

We reduce our accounts receivable and costs and estimated earnings in excess of billings on contracts in process by establishing an allowance for amounts that, in the future, may become uncollectible or unrealizable, respectively. We determine our estimated allowance for uncollectible amounts based on management’s judgments regarding our operating performance related to the adequacy of the services performed, the status of change orders and claims, our experience settling change orders and claims and the financial condition of our clients, which may be dependent on the type of client and current economic conditions.

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

All bid and proposal and other pre-contract costs are expensed as incurred. Out of pocket expenses such as travel, meals, field supplies, and other costs billed direct to contracts are included in both revenues and cost of professional services.  Sales and cost of sales at the Company’s South American subsidiaries exclude tax assessments by governmental authorities, which are collected by the Company from its customers and then remitted to governmental authorities.

f.	Investment securities

Investment securities have been classified as available for sale and are stated at estimated fair value. Unrealized gains or losses related to investment securities available for sale are reflected in accumulated other comprehensive income, net of applicable income taxes in the consolidated balance sheets and statements of changes in shareholders' equity and comprehensive income. The cost of securities sold is based on the specific identification method. The Company had cumulative unrealized gains of approximately $36,000 and $13,000 in fiscal years 2010 and 2009, respectively.

g.	Property, building and equipment, depreciation and amortization

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

h.	Fair value of financial instruments

The Company records and discloses certain financial assets and liabilities at their fair value.  The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.  The Company has not elected a fair value option on any assets or liabilities.

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

The following table presents the level within the fair value hierarchy at which the Company’s financial assets are measured on a recurring basis.

                    Financial assets as of July 31, 2010:

	Level 1	Level 2		Level 3		Total
Assets
Money market mutual funds	$4,852,348	$	---	$	---	$4,852,348
Investment securities available for sale	50,895		1,254,844		---	1,305,739
Total	$4,903,243		$1,254,844	$	---	$6,158,087

                   Financial assets as of July 31, 2009:

	Level 1	Level 2		Level 3		Total
Assets
Money market mutual funds	$6,279,470	$	---	$	---	$6,279,470
Investment securities available for sale	50,895		1,161,510		---	1,212,405
Total	$6,330,365		$1,161,510	$	---	$7,491,875

The carrying amount of cash and cash equivalents, contract receivables, notes receivable and accounts payable at July 31, 2010 and July 31, 2009 approximate fair value.  Long-term debt consists of bank loans and capitalized equipment leases. Based on the Company's assessment of the current financial market and corresponding risks associated with the debt, management believes that the carrying amount of long-term debt at July 31, 2010 and July 31, 2009 approximates fair value.  There were no financial instruments classified as level 3.

i.	Translation of foreign currencies

The financial statements of foreign subsidiaries where the local currency is the functional currency are translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for results of operations. Translation adjustments are deferred in accumulated other comprehensive income.

The financial statements of foreign subsidiaries located in highly inflationary economies are remeasured as if the functional currency were the U.S. dollar. The remeasurement of local currencies into U.S. dollars creates transaction adjustments which are included in net income. There were no highly inflationary economy translation adjustments for fiscal years 2008-2010.

j.	Income taxes

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

The Company has significant deferred tax assets, resulting principally from contract reserves, accrued compensation and fixed assets.  The Company periodically evaluates the likelihood of realization of deferred tax assets, and has determined that no valuation allowance is necessary.

Additionally, the FASB ASC Topic Income Taxes, prescribes a recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  This topic also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

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

k.	Pension costs

Ecology and Environment Inc. (Parent Company) has a non-contributory defined contribution plan providing deferred benefits for substantially all of the Parent Company's employees. The annual expense of the Parent Company's supplemental defined contribution plan is based on a percentage of eligible wages as authorized by the Parent Company's Board of Directors. Benefits under this plan are funded as accrued.  Walsh Environmental (Walsh) has a defined contribution plan providing deferred benefits for substantially all of their employees.  Walsh contributes a percentage of eligible wages up to a maximum of 4%.  Expenses are recorded as they are accrued.

l.	Stock based compensation

The FASB ASC Topic Compensation requires companies to expense the value of employee stock options and similar awards. Share-based payment awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised.

m.	Earnings per share (EPS)

Basic and diluted EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.  The Company allocates undistributed earnings between the classes on a one-to-one basis when computing earnings per share.  As a result, basic and fully diluted earnings per Class A and Class B shares are equal amounts.  See Note 15 to Consolidated Financial Statements for additional information.

n.	Comprehensive Income

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

o.	Impairment of Long-Lived Assets

The Company assesses recoverability of the carrying value of long-lived assets by estimating the future net cash flows (undiscounted) expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value. The Company identified no events or changes in circumstances that necessitated an evaluation for an impairment of long lived assets.

p.	Goodwill

 The total goodwill of approximately $1.1 million is subject to an annual assessment for impairment.  The Company’s most recent annual impairment assessment for goodwill was completed during the fourth quarter of fiscal year 2010. The results of this assessment showed that the fair values of the reporting units, using a discounted cash flow method, to which goodwill is assigned was in excess of the book values of the respective reporting units, resulting in no goodwill impairment. Goodwill is also assessed for impairment between annual assessments whenever events or circumstances make it more likely than not that an impairment may have occurred. The Company identified no events or changes in circumstances that necessitated an evaluation for an impairment of goodwill.

3.	Cash and Cash Equivalents

The Company's policy is to invest cash in excess of operating requirements in income-producing short-term investments. At July 31, 2010 and 2009, short-term investments consist of money market funds. Short-term investments amounted to approximately $4.9 million at July 31, 2010 and $6.3 million at July 31, 2009 and are reflected in cash and cash equivalents in the accompanying consolidated balance sheets and statements of cash flows.

  4.           Contract Receivables, net

	July 31,
	2010	2009
United States government -
Billed	$2,445,658	$2,546,741
Unbilled	3,528,728	3,784,894
	5,974,386	6,331,635

Commercial customers and state and municipal governments -
Billed	22,772,335	21,051,958
Unbilled	21,723,408	16,829,779
	44,495,743	37,881,737

Allowance for doubtful accounts and contract adjustments	(3,373,673)	(2,520,338)

	$47,096,456	$41,693,034

United States government receivables arise from long-term U.S. government prime contracts and subcontracts. Unbilled receivables result from revenues which have been earned, but are not billed as of period-end. The above unbilled balances are comprised of incurred costs plus fees not yet processed and billed; and differences between year-to-date provisional billings and year-to-date actual contract costs incurred.  Management anticipates that the July 31, 2010 unbilled receivables will be substantially billed and collected within one year.   Within the above billed balances are contractual retainages in the amount of approximately $546,000 at July 31, 2010 and $217,000 at July 31, 2009. Management anticipates that the July 31, 2010 retainage balance will be substantially collected within one year.

5.	Property, Building and Equipment, net

	July 31,
	2010	2009

Land and land improvements	$393,051	$673,970
Buildings and building improvements	11,927,345	11,440,973
Equipment	3,198,889	2,614,176
Information technology equipment	8,660,433	7,871,267

Office furniture and equipment	3,501,428	3,182,009
Leasehold improvements and other	2,024,207	1,778,352

	$29,705,353	$27,560,747

Accumulated depreciation and amortization	(21,040,900)	(19,302,306)

	$8,664,453	$8,258,441

6.	Line of Credit

The Company maintains an unsecured line of credit available for working capital and letters of credit of $20.2 million at interest rates ranging from 3% to 5% at July 31, 2010.  Other lines are available solely for letters of credit in the amount of $13.5 million.  The Company guarantees the line of credit of Walsh.  Its lenders have reaffirmed the Company’s lines of credit within the past twelve months.  At July 31, 2010 and July 31, 2009 the Company had letters of credit outstanding totaling approximately $4.9 million and $.6 million, respectively.   After letters of credit and loans, there was $28.9 million of availability under the lines of credit at July 31, 2010.

7.	Debt and Capital Lease Obligations

Debt inclusive of capital lease obligations consists of the following:

	July 31, 2010	July 31, 2009

Various bank loans and advances at subsidiaries with interest rates ranging from 5% to 14%	$1,450,247	$531,031
Capital lease obligations at subsidiaries with varying interest rates averaging 11%	245,082	284,241
	1,695,329	815,272

Current portion of debt and capital lease obligations	(928,027)	(411,331)

Long-term debt and capital lease obligations	$767,302	$403,941

The aggregate maturities of long-term debt and capital lease obligations at July 31, 2010 are as follows:

Amount

Fiscal Year 2011	$928,027
Fiscal Year 2012	610,184
Fiscal Year 2013	92,549
Fiscal Year 2014	52,440
Fiscal Year 2015	12,129
Thereafter	---

$1,695,329

8.	Income Taxes

The provision (benefit) for income taxes for the years ended July 31 was as follows:

	2010	2009	2008
Current:
Federal	$1,381,857	$(864,823)	$72,694
State	411,636	393,385	172,021
Foreign	1,636,274	1,289,842	980,152

	3,429,767	818,404	1,224,867

Deferred:
Federal	262,326	2,072,947	1,117,191
State	77,151	33,019	84,164
Foreign	132,978	(363,473)	(313,215)
	472,455	1,742,493	888,140

	$3,902,222	$2,560,897	$2,113,007

A reconciliation of income tax expense (benefit) using the statutory U.S. income tax rate compared with actual income tax expense (benefit) for the years ended July 31 was as follows:

	2010	2009	2008

U.S. federal statutory income tax rate	34.0%	34.0%	34.0%
Re-evaluation of tax contingencies	---	(9.1%)	---
Income from "pass-through" entities taxable to noncontrolling partners	(1.3%)	(2.8%)	(5.8%)
International rate differences	(0.9%)	(0.1%)	(0.1%)
Foreign dividend income	1.9%	0.6%	0.7%
State taxes, net of federal benefit	3.1%	2.7%	4.1%
Other	0.5%	1.5%	5.1%

Total	37.3%	27.0%	38.0%

The significant components of deferred tax assets (liabilities) as of July 31 are as follows:

	2010				2009
	Current		Noncurrent		Current		Noncurrent

Contract and other reserves		$2,946,530	$	---		$3,137,879	$	---
Fixed assets and intangibles		---		527,294		---		574,558
Accrued compensation and expenses		561,213		400,350		705,454		413,399
Net operating loss carryforwards		---		234,693		---		81,481
Foreign and state income taxes		---		80,666		73,420		---
Accrued interest		---		---		19,259		---
Federal benefit on state deferred taxes		(156,705)		(51,663)		(205,169)		(52,162)
Other		206,119		99,957		406,673		143,169
Net deferred tax assets		$3,557,157		$1,291,297		$4,137,516		$1,160,445

Other	$	---		$(289,531)	$	---		$(152,836)
Net deferred tax liabilities	$	---		$(289,531)	$	---		$(152,836)

The FASB ASC Topic Income Taxes clarifies the accounting for uncertainty in income taxes and reduces the diversity in current practice associated with the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return by defining a “more-likely-than-not” threshold regarding the sustainability of the position.  The first step involves assessing whether the tax position is more likely than not to be sustained upon examination based on the technical merits.  The second step involves measurement of the amount to recognize.  Tax positions that meet the more likely then not threshold are measured at the largest amount of tax benefit greater than 50% likely of being realized upon ultimate finalization with tax authorities.  The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in administrative and indirect operating expenses.

For fiscal year 2010, there was no one item that significantly impacted the change in the deferred tax assets and liabilities.

For fiscal year 2009, the net change in the deferred tax assets and liabilities was due mainly to a decrease in a deferred tax asset related to the settlement of a liability for uncertain tax positions.  In March of 2009, the Company received a tax assessment from the Kuwait Ministry of Finance in the amount of approximately $2.6 million related to the contested taxes resulting from the work performed for the Public Authority for Assessment of Compensation for Damages Resulting from Iraqi Aggression

(PAAC).  A liability had been previously accrued for this tax including interest and penalties of approximately $4.3 million.  The Company reached a favorable settlement with the Ministry of Finance in April 2009.  Accordingly, the Company has derecognized the remaining accrual of approximately $1.4 million (net of deferred tax) by reducing the income tax provision by $870,000 and reducing interest expense and general and administrative costs each by $275,000.  For the fiscal year ended July 31, 2009, the Company incurred a foreign exchange gain of $275,000 to adjust both the accrual for uncertain tax positions related to the Kuwait tax reserve and the related federal tax benefit to current exchange rates.

The Company has not recorded income taxes applicable to undistributed earnings of all foreign subsidiaries that are indefinitely reinvested in those operations.  At July 31, 2010, these amounts of undistributed earnings related primarily to operations in Saudi Arabia, Chile, Peru and Ecuador of approximately $5,693,000.

The Company files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions.  In September of 2007, the Internal Revenue Service (IRS) concluded the audits of fiscal 2004 through 2006.  In fiscal year 2010, the IRS completed the audit for fiscal year 2008 with no proposed changes. In September 2010, the IRS completed the audit for fiscal year 2009 with no proposed changes.  The Company’s tax matters for the fiscal year 2007 remains subject to examination by the IRS. The Company’s New York State tax matters have been concluded for years through fiscal 2005 and the statute of limitations has expired for fiscal 2006. The Company’s tax matters in other material jurisdictions remain subject to examination by the respective state, local, and foreign tax jurisdiction authorities. No waivers have been executed that would extend the period subject to examination beyond the period prescribed by statute.

As of July 31, 2010, for federal income tax return purposes, the Company has used all of their U.S. net operating loss carryforwards.  The remaining net operating losses pertain to losses in Brazil.

At July 31, 2010 and July 31, 2009, the Company had approximately $241,000 and $290,000, respectively, of gross unrecognized tax benefits (UTPs) that if recognized, would favorably affect the effective income tax rate in future periods.  It is reasonably possible that the liability associated with our UTPs will increase or decrease within the next twelve months.  At this time, an estimate of the range of the reasonably possible outcomes cannot be made.  At July 31, 2010 and 2009, the liability for UTPs and associated interest and penalties are classified as noncurrent liabilities.

A reconciliation of the beginning and ending amount of UTPs as of July 31 is as follows:

	2010	2009

Beginning balance	$290,495	$2,746,504
Adjustment for foreign currency affect on items already recorded	---	(206,542)
Reductions for tax positions of prior years for:
- Changes in judgment	(4,627)	---
- Settlements during the period	---	(2,249,467)
- Changes in non-controlling interests	19,530	---
- Lapses of the applicable statute of limitations	(64,498)	---

Ending balance	$240,900	$290,495

9.       Other Accrued Liabilities

	July 31,
	2010	2009

Allowance for contract adjustments	$3,483,876	$3,417,828
Billings in excess of revenue	3,891,381	4,101,761
Other	1,442,922	1,530,406

	$8,818,179	$9,049,995

Included in other accrued liabilities is an allowance for contract adjustments relating to potential cost disallowances on amounts billed and collected in current and prior years' projects of approximately $3.5 million at July 31, 2010 and July 31, 2009.  The allowance for contract adjustments is recorded for contract disputes and government audits when the amounts are estimatable.

10.	Stock Award Plan

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

The Company awarded 42,675 shares valued at approximately $707,000 in October 2009 pursuant to the Award Plan. These awards issued have a three year vesting period. The "pool" of excess tax benefits accumulated in Capital in Excess of Par Value was $225,000 and $122,000 at July 31, 2010 and July 31, 2009, respectively.   Total gross compensation expense is recognized over the vesting period. Unrecognized compensation expense was approximately $551,000 and $370,000 at July 31, 2010 and July 31, 2009, respectively.

11.         Shareholders' Equity

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

b.	Cash Dividend

For fiscal year 2010 and 2009, the Company declared cash dividends of approximately $1.7 million and $1.6 million, respectively.  Within accounts payable, the Company recorded outstanding dividend payables at July 31, 2010 and 2009 of approximately $880,000 and $817,000.

c.	Stock Repurchase

The Company purchased 207,941 shares of its Class A common stock during the fiscal year ended July 31, 2009 pursuant the Company’s share repurchase program.  In October of 2008, the Company repurchased 197,594 shares of Class A common stock at $8.75 per share in a single transaction.  The Company’s Board of Directors approved a 200,000 share repurchase program in January 2004 and an additional 200,000 share repurchase program in February 2006.

d.     Noncontrolling Interest

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

	Fiscal year ended July 31, 2009 Consolidated Statements of Operations			Fiscal year ended July 31, 2008 Consolidated Statements of Operations
	As Reported	As Adjusted		As Reported	As Adjusted

Minority interest	$(1,668,066)	$	---	$(1,606,338)	$	---
Net income	5,221,274		6,889,340	1,834,386		3,440,724
Net income attributable to noncontrolling interests	---		1,668,066	---		1,606,338
Net income attributable to Ecology and Environment, Inc.	---		5,221,274	---		1,834,386

On January 28, 2010 the Company purchased an additional equity of 18.7% or approximately $2,360,000 of Walsh from noncontrolling shareholders for $3,000,000. One third of the purchase price was paid in cash, one third was paid with the Company's stock, and the remainder was taken as loans carrying an interest rate of 5% to be repaid over a two year period.  The purchase price that was paid to the noncontrolling shareholders was at a premium over the book value of the stock. This has created an entry to reduce the additional paid in capital account of approximately $638,000.  On March 1st, Walsh purchased an 80% ownership interest in Lowham - Walsh Environmental Services LLC.  This transaction was an asset purchase of the former Lowham Engineering LLC in Wyoming.  Walsh contributed cash and assets into the newly formed entity and issued a five year promissory note bearing a six percent annualized interest rate for the assets of the former company.  All other transactions with noncontrolling shareholders for fiscal year ended July 31, 2010 were made at a value approximating book value.

Effects of changes in the Company’s ownership interest in its subsidiaries on the Company’s equity:

	Fiscal year ended July 31, 2010		Fiscal year ended July 31, 2009

Transfers to noncontrolling interest:
Sale of 310 Walsh common shares	$	---	$64,920
Sale of 20 Walsh common shares		---	4,188
Sale of 160 Walsh common shares		40,850	---
Sale of 196 Walsh common shares		50,040	---
Sale of 200 Lowham – Walsh common shares		52,222	---
Sale of 15,000 Walsh Peru common shares		84,450	---
Total transfers to noncontrolling interest		227,562	69,108

Transfers from noncontrolling interest:
Purchase of 112 Walsh common shares		---	(27,332)
Purchase of 2 Walsh Peru common shares		---	(547)
Purchase of 182 Walsh common shares		(59,486)	---
Purchase of 7,343 Walsh common shares		(2,289,778)	---
Purchase of 11,000 Walsh Peru common shares		(126,830)	---
Purchase of 50 Gestion Ambiental Consultores common shares		(50,000)	---
Total transfers from noncontrolling interest		(2,526,094)	(27,879)

Transfers to (from) noncontrolling interest		$(2,298,532)	$41,229

There were no transfers to (from) noncontrolling interest in fiscal year 2008.

12.	Shareholders' Equity - Restrictive Agreement

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

13.	Lease Commitments

The Company rents certain office facilities and equipment under non-cancelable operating leases. The Company also rents certain facilities for servicing project sites over the term of the related long-term government contracts.

At July 31, 2010, future minimum rental commitments are as follows:

Fiscal Year	Amount

2011	$2,892,723
2012	2,315,135
2013	2,056,010
2014	1,521,590
2015	831,612
Thereafter	1,135,407

Lease agreements may contain step rent provisions and/or free rent concessions.   Lease payments based on a price index have rent expense recognized on a straight line or substantially equivalent basis, and they are included in the calculation of minimum lease payments. Gross rental expense under the above lease commitments for 2010, 2009, and 2008 was approximately $3.2 million, $3.0 million and $2.6 million, respectively.

14.	Defined Contribution Plans

Contributions to the Parent Company’s defined contribution plan and supplemental retirement plan are discretionary and determined annually by the Board of Directors. Walsh’s defined contribution plan provides for mandatory employer contributions to match 100% of employee contributions up to 4% of each participant’s compensation.  The total expense under the plans for fiscal years 2010, 2009, and 2008 was approximately $2.0 million, $1.8 million, and $1.6 million, respectively.

15.	Earnings Per Share

The computation of basic earnings per share reconciled to diluted earnings per share follows:

	Fiscal Year
	2010	2009	2008

Total income available to common stockholders	$4,257,607	$5,221,274	$1,834,386
Dividend paid	1,747,572	1,594,653	1,535,492
Undistributed earnings	2,510,035	3,626,621	298,894

Weighted-average common shares outstanding: basic and diluted	4,160,816	4,115,921	4,259,663

Distributed earnings per share	$.42	$.39	$.36
Undistributed earnings per share	.60	.88	.07
Total earnings per share	1.02	1.27	.43

After consideration of all the rights and privileges of the Class A and Class B stockholders discussed in Note 11, in particular the right of the holders of the Class B common stock to elect no less than 75% of the Board of Directors making it highly unlikely that the Company will pay a dividend on Class A common stock in excess of Class B common stock, the Company allocates undistributed earnings between the classes on a one-to-one basis when computing earnings per share. As a result, basic and fully diluted earnings per Class A and Class B share are equal amounts.

Effective August 1, 2009, the Company has determined that its unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities. These securities shall be included in the computation of earnings per share (EPS) pursuant to the two-class method. The resulting impact was to include unvested restricted shares in the basic weighted average shares outstanding calculation.  The impact for fiscal years 2010, 2009, and 2008 was approximately 109,000, 133,000, and 95,000 shares, respectively.

16.	Segment Reporting

Segment information for fiscal year ended July 31, 2010 are as follows:

Geographic information:

	Revenue	Long-Lived Assets

United States	$101,840,534	$25,991,353
Foreign countries	43,034,000	3,714,000

Segment information for fiscal year ended July 31, 2009 are as follows:

Geographic information:

	Revenue	Long-Lived Assets

United States	$116,571,938	$24,830,747
Foreign countries	30,315,000	2,730,000

Segment information for fiscal year ended July 31, 2008 are as follows:

Geographic information:

	Revenue	Long-Lived Assets

United States	$88,931,816	$23,929,584
Foreign countries	21,601,000	2,724,000

17.	Commitments and Contingencies

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

18.	Recent Accounting Pronouncements

In June 2009, the FASB issued guidance on the consolidation of variable interest entities, which required revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests.  The Company is required to adopt these provisions on August 1, 2010.  The Company does not believe the adoption will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In January 2010, the Financial Accounting Standards Board updated the authoritative guidance for fair value measurements with new disclosure requirements. These requirements include disclosures on the transfers of assets and liabilities between Level 1 (measurements based on quoted prices in active markets for identical assets or liabilities) and Level 2 (measurements based on significant other observable inputs) of the fair value measurement hierarchy, and a roll-forward of activities on purchases, sales, issuance, and settlements of Level 3 (measurements based on significant unobservable inputs) assets and liabilities.  The new disclosures are effective for annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll-forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010.  The Company does not believe the adoption of this guidance will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

19.	Supplemental Cash Flow Information Disclosure

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. Cash paid for interest amounted to approximately $224,000, $181,000, and $125,000 for fiscal years 2010, 2009, and 2008, respectively. Cash paid for income taxes amounted to approximately $1.5 million, $2.2 million, and $1.2 million for fiscal years 2010, 2009, and 2008, respectively.  On March 1st, 2010, as part of the formation of Lowham - Walsh Environmental Services LLC., the entity issued a five year promissory note for approximately $80,000 bearing a six percent annualized interest rate.  During the second quarter of fiscal year 2010, the Company purchased an additional 18.7% of Walsh from its noncontrolling shareholders for $3.0 million. One third of the purchase price was paid in cash, one third was paid with the Company’s stock, and the remainder was taken as loans to be repaid over a two year period.  During fiscal year 2010, 2009 and 2008, Walsh Peru financed vehicles and computer equipment through capital leases of approximately $95,000, $273,000 and $43,000, respectively.

20.	Subsequent Event

On August 23, 2010 the Company purchased a 60% ownership interest in ECSI, LLC.  This is a Lexington, Kentucky based engineering and environmental consulting company that specializes in mining work.  The Company paid $1.0 million for this ownership interest.  The newly formed company will be consolidated into the Company’s financial reporting for the first quarter of fiscal year 2011.

21.	Selected Quarterly Financial Data (unaudited)
(In thousands, except per share information)

2010	First	Second	Third	Fourth

Revenues	$39,475	$31,062	$33,350	$40,988
Income from operations	2,375	1,519	1,847	4,152
Income from continuing operations before income taxes	3,176	1,349	1,781	4,153

Net income	$1,400	$235	$747	$1,876

Net income per common share: basic and diluted	$.34	$.06	$.18	$.44

2009	First	Second	Third	Fourth

Revenues	$33,692	$34,069	$38,016	$41,110
Income from operations	3,194	2,125	1,583	2,543
Income from continuing operations before income taxes	3,123	1,964	1,784	2,579

Net income	$1,475	$965	$1,722	$1,059

Net income per common share: basic and diluted	$.35	$.24	$.42	$.26

ECOLOGY AND ENVIRONMENT, INC.
SCHEDULE II
Valuation and Qualifying Accounts
Years Ended July 31, 2010, 2009, and 2008

	Balance at beginning of period	Increase	Decrease	Balance at end of year

July 31, 2010
Allowance for doubtful accounts and contract adjustments	$2,520,338	$1,463,072	$609,737	$3,373,673
General cost disallowances	3,417,828	66,048	---	3,483,876
Total	$5,938,166	$1,529,120	$609,737	$6,857,549

July 31, 2009
Allowance for doubtful accounts and contract adjustments	$2,056,573	$1,596,018	$1,132,253	$2,520,338
General cost disallowances	3,969,980	9,848	562,000	3,417,828
Total	$6,026,553	$1,605,866	$1,694,253	$5,938,166

July 31, 2008
Allowance for doubtful accounts and contract adjustments	$1,740,523	$968,399	$652,349	$2,056,573
General cost disallowances	3,925,525	44,455	---	3,969,980
Total	$5,666,048	$1,012,854	$652,349	$6,026,553

Item 9.       Changes In and Disagreements With Accountants on Accounting and Financial Disclosures

None to report.

Item 9A.    Controls and Procedures

Evaluation of disclosure controls and procedures and changes in internal control over financial reporting

As of July 31, 2010, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on our management's evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), were effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of July 31, 2010 based on the criteria in Internal Control—Integrated Framework issued by the COSO. Based upon this assessment, management has concluded that our internal control over financial reporting was effective as of July 31, 2010.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal control over financial reporting during the fiscal year ended July 31, 2010 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

None to report.

PART III

Item 10.       Directors and Executive Officers of the Registrant

The following table sets forth the names, ages and positions of the Directors and executive officers of the Company.

Name	Age	Position

Kevin S. Neumaier	46	President and Chief Executive Officer

Gerhard J. Neumaier	73	Chairman of the Board and Director

Frank B. Silvestro	73	Executive Vice President and Director

Gerald A. Strobel	70	Executive Vice President of Technical Services and Director

Ronald L. Frank	72	Executive Vice President, Secretary, and Director

H. John Mye III	58	Vice President, Chief Financial and Accounting Officer, and Treasurer

Gerard A. Gallagher, Jr.	79	Director

Laurence M. Brickman	66	Senior Vice President

Michael C. Gross	50	Director

Ross M. Cellino	78	Director

Timothy Butler	69	Director

Each Director is elected to hold office until the next annual meeting of shareholders and until his successor is elected and qualified.  Executive officers are elected annually and serve at the discretion of the Board of Directors.  Below is information about each of the Directors that briefly discusses the specific experience, qualifications, attributes or skills that led the Board of Directors to conclude that each Director should serve on the Board of Directors.

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

Messrs. Gerhard J. Neumaier, Silvestro, Strobel and Frank each have over forty years of work experience in managing the Company and knowing its customers, that make them uniquely qualified to serve as Directors.

Mr. Mye was appointed Chief Financial and Accounting Officer, a Vice President and Treasurer of the Company on January 18, 2008.  Mr. Mye has an MBA and is a registered professional engineer in New York.

Mr. Gallagher joined the Company in 1972, has served as a Director since 1986, and retired from the Company in February 2001 as a Senior Vice President.  Mr. Gallagher has a B.S. in physics.  Mr. Gallagher’s tenure of over 37 years with the Company, principally in government contracting, provides an important understanding of the Company’s markets that makes him a valuable member of the Board.

Mr. Brickman joined the Company in 1971.  He became Vice President in April 1988 and became a Senior Vice President in August, 1994.  Mr. Brickman has a B.S., M.S. and Ph.D. in biology.

Mr. Gross has been a Director of the Company since January 21, 2010.  Mr. Gross is employed by the State of New York, has a B.S. in accounting and is a licensed property and casualty insurance broker.  Mr. Gross’ accounting and insurance experience provide important skills to the Board’s strategic decision-making process.

Mr. Cellino has been a Director of the Company since its inception in 1970.  Mr. Cellino has an undergraduate major in economics and is an attorney and counselor-at-law retired from private practice.  Mr. Cellino’s experience as the founder and managing partner of a Buffalo, NY law firm and over 40 year association with the Company provides the Board valuable managerial perspective and insight.

Mr. Butler has been a Director since 2003.  Mr. Butler is a retired bank executive with 38 years of experience as a senior bank officer concentrating in business lending and finance.  Mr. Butler has high-level financial, executive and management skills.  His prior positions provided him with extensive experience in financial and budgeting matters, and he provides this experience to the Board.

The Company has a separately-designated standing Audit Committee established in accordance with section 3 (a) 58 (A) of the Securities Exchange Act of 1934 and the requirements of the American Stock Exchange and NASDAQ.  The members of the Audit Committee are Timothy Butler, Ross M. Cellino, and Michael C. Gross.

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

The Board Leadership Structure and Risk Oversight

The Board operates under the leadership of the Chairman.  There is no prohibition in the Company’s bylaws that precludes the Chairman from also assuming the role of Chief Executive Officer.  Since August 1, 2008, it has been the Company’s practice to have a different individual fill the role of Chairman and Chief Executive Officer, except for during times of transition when the same person may fill both roles in an interim capacity while an appropriate candidate is found to assume the vacant position.  E&E believes the current leadership structure provides the appropriate balance of oversight, independence, administration and hands-on involvement in Board activities that are required for the efficient conduct of corporate governance activities.

The Board of Directors is responsible for overseeing the Company’s risk profile and management’s processes for managing risk.  This oversight is conducted primarily through the Board’s Audit Committee.  The Audit Committee focuses on financial risks, including those that could arise from accounting and financial reporting processes, as well as review of overall risk function and senior management’s establishment of appropriate systems and processes for managing areas of material risk to the Company, including, but not limited to, operational, financial, legal, regulatory and strategic risks.

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

Based solely on a review of the copies of such forms furnished to the Company and written representations from the Company’s Executive Officers and Directors, the Company believes that during the fiscal year ending July 31, 2010 all Section 16(a) filing requirements applicable to its Executive Officers, Directors and greater than ten percent (10%) beneficial owners were complied with by such persons, except for the filing of a Form 4 statement by H. John Mye, III for an award of 1,054 Class A shares of Common Stock pursuant to the 2007 Stock Award Plan that occurred on October 14, 2009 but which statement was not filed until October 26, 2009 since Mr. Mye was out of town.

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

There is shown below information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended July 31, 2010, 2009 and 2008 of those persons who were at July 31, 2010 (i) the chief executive officer and chief executive officer elect, and (ii) the two other most highly compensated executive officers with annual salary and bonus for the fiscal year ended July 31, 2010 in excess of $100,000. In this report, the four persons named in the table below are referred to as the "Named Executives."

SUMMARY COMPENSATON TABLE
		Annual Compensation			Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary	Bonus (1)	Other	Stock Incentive Options (Shares)	Restricted Stock Awards (3)	Long-Term Compensation Payouts	All Other (2)	Total

Kevin S. Neumaier	2010	$200,000	$55,000	-0-	-0-	$12,648	-0-	$12,628	$280,276
President and CEO	2009	$171,647	$55,000	-0-	-0-	$18,990	-0-	$11,683	$257,320
	2008	$136,590	$18,000	-0-	-0-	-0-	-0-	$8,024	$162,614

Gerhard J. Neumaier	2010	$357,315	$60,000	-0-	-0-	-0-	-0-	$12,919	$430,234
Chairman of the Board	2009	$349,078	$60,000	-0-	-0-	-0-	-0-	$12,012	$421,090
	2008	$312,992	$36,000	-0-	-0-	-0-	-0-	$11,790	$360,782

Frank B. Silvestro	2010	$327,787	$60,000	-0-	-0-	-0-	-0-	$12,601	$400,388
Executive Vice President and	2009	$320,280	$60,000	-0-	-0-	-0-	-0-	$11,602	$391,882
Director	2008	$285,264	$36,000	-0-	-0-	-0-	-0-	$11,358	$332,622

Gerald A. Strobel	2010	$327,787	$60,000	-0-	-0-	-0-	-0-	$12,919	$400,706
Executive Vice President of	2009	$320,280	$60,000	-0-	-0-	-0-	-0-	$12,012	$392,292
Technical Services and Director	2008	$285,264	$36,000	-0-	-0-	-0-	-0-	$11,790	$333,054

(1)	Amounts earned for bonus compensation determined by the Board of Directors.
(2)	Represents group term life insurance premiums, contributions made by the Company to its Defined Contribution Plan accruals on behalf of each of the Named Executives.
(3)
As of July 31, 2010, there were 1,088 shares of the Company's Class A Common Stock which was restricted stock issued pursuant to the Company's Stock Award Plan issued to Kevin S. Neumaier having a value of $12,958.

Outstanding Equity Awards at July 31, 2010

The following table sets forth the information concerning the unvested restricted stock grants awarded to the CEO and each of the Named Executive Officers as of the end of fiscal year 2010:

	Stock Awards
Name	Number of Shares that have not Vested (1)	Market Value of Shares that have not Vested (2)

Kevin S. Neumaier	1,088	$12,958

(1)	The stock shares awarded have a three year vesting period.
(2)	Market Value is calculated based on the fair market value of the Company’s stock at July 31, 2010 ($11.91).

Stock Vested as of July 31, 2010

The following table sets forth the information concerning the amount of stock grants awarded to the CEO and each of the Named Executive Officers that had vested as of the end of fiscal year 2010:

	Stock Awards
Name	Number of Shares Acquired on Vesting	Value Realized on Vesting (1)

Kevin S. Neumaier	1,062	$12,648

(1)	Value realized reflects the market value of the stock at July 31, 2010 ($11.91).

Director Compensation

The following table shows the cash amounts earned by each non-employee director for his services in fiscal year 2010.

Name	Board Member Fees	Board Meeting Fees	Other (1)	Total Amount Paid

Harvey J. Gross	$16,720	$-0-	$-0-	$16,720
Michael C. Gross	$16,720	$-0-	$-0-	$16,720
Gerard A. Gallagher, Jr.	$33,440	$-0-	$34,755	$68,194
Ross M. Cellino	$33,440	$-0-	$-0-	$33,440
Timothy Butler	$33,440	$-0-	$-0-	$33,440

(1)	Other is the value paid under a consulting fee arrangement.

During fiscal year 2010, each non-employee director was compensated with a director fee in an annual rate of $33,440.  The Directors fees were paid quarterly.  Other than the directors fee the directors received no other compensation from the Company as director or as serving as members or the chairman of any committee of the Board of Directors.  On October 27, 2009 Harvey J. Gross stated that he would not stand for re-election, but would finish his term.  At the following Shareholders meeting Michael C. Gross was elected as a director.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The following table sets forth, as of September 30, 2010, the number of outstanding shares of Class A Common Stock and Class B Common Stock of the Company beneficially owned by each person known by the Company to be the beneficial owner of more than 5 percent of the then outstanding shares of Common Stock:

	Class A Common Stock		Class B Common Stock
Name and Address (1)	Nature and Amount of Beneficial Ownership (2) (3)	Percent of Class as Adjusted (3)	Nature and Amount of Beneficial Ownership (2) (3)	Percent Of Class

Gerhard J. Neumaier*	411,732	14.1%	373,933	22.7%
Frank B. Silvestro*	290,783	10.3%	290,783	17.7%
Ronald L. Frank*	206,230	7.8%	191,040	11.6%
Gerald A. Strobel*	218,652	7.9%	218,652	13.3%
Kevin S. Neumaier*	121,140	4.6%	114,878	7.0%
Kirsten Shelly	115,558	4.4%	115,558	7.0%
Wedbush, Inc. (4)	230,232	9.1%	---
Franklin Resources, Inc. (5)	199,891	7.9%	---
Dimensional Fund Advisors LP (6)	132,800	5.2%	---

*See Footnotes in next table.

(1)      The address for Gerhard J. Neumaier, Frank B. Silvestro, Ronald L. Frank, Gerald A. Strobel, Kevin S. Neumaier and Kirsten Shelly is c/o Ecology and Environment, Inc., 368 Pleasant View Drive, Lancaster, New York 14086, unless otherwise indicated.  The address for Wedbush, Inc. is 1000 Wiltshire Blvd., Los Angeles, CA 90017-2459 and the address for Edward W. Wedbush and Wedbush Morgan Securities is P.O. Box 30014, Los Angeles, CA 90030-0014. The address for Franklin Resources, Inc. is One Franklin Parkway, San Mateo, CA 94403-1906.  The address for Dimensional Fund Advisors LP is Palisades West, Building One, 6300 Bee Cave Road, Austin, TX 78746.

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

(3)      There are 2,539,199 shares of Class A Common Stock issued and outstanding and 1,643,852 shares of Class B Common Stock issued and outstanding as of September 30, 2010.  The figures in the "as adjusted" columns are based upon these totals and except as set forth in the preceding sentence, upon the assumptions described in footnote 2 above.

(4)      Includes shares owned by subsidiaries and affiliates of Wedbush, Inc. based upon a Schedule 13-G filed on February 17, 2010.

(5)      Includes shares owned by subsidiaries and affiliates of Franklin Resources, Inc. based upon a Schedule 13-G filed on February 9, 2010.

(6)      Includes shares owned by subsidiaries and affiliates of Dimensional Fund Advisors LP based upon a Schedule 13-G filed on February 8, 2010.

Security Ownership of Management

The following table sets forth certain information regarding the beneficial ownership of the Company's Class A Common Stock and Class B Common Stock as of September 30, 2010, by (i) each Director of the Company and (ii) all Directors and officers of the Company as a group.

	Class A Common Stock		Class B Common Stock
Name (1)	Nature and Amount of Beneficial Ownership (2) (3)	Percent of Class as Adjusted (4)	Nature and Amount of Beneficial Ownership (2) (3)	Percent of Class

Gerhard J. Neumaier (5) (10)	411,732	14.1%	373,933	22.7%
Frank B. Silvestro (10)	290,783	10.3%	290,783	17.7%
Ronald L. Frank (6) (10)	206,230	7.8%	191,040	11.6%
Gerald A. Strobel (7) (10)	218,652	7.9%	218,652	13.3%
Gerard A. Gallagher, Jr.	62,606	2.4%	62,265	3.8%
Ross M. Cellino (8)	17,392	*	1,102	*

Michael C. Gross	6,149	*	5,949	(9)	*
Timothy Butler	1,680	*	---		---
Directors and Officers Group (11 individuals)	1,364,198	35.8%	1,266,925		77.1%

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

(4)      There are 2,539,199 shares of Class A Common Stock issued and outstanding and 1,643,852 shares of Class B Common Stock issued and outstanding as of September 30, 2010.  The figure in the "as adjusted" columns are based upon these totals and except as set forth in the preceding sentence, upon the assumptions described in footnotes 2 and 3 above.

(5)      Includes 551 shares of Class A Common Stock owned by Mr. Gerhard J. Neumaier's spouse, as to which he disclaims beneficial ownership.  Includes  20,361 shares of Class A Common Stock owned by Mr. Gerhard J. Neumaier's Individual Retirement Account.  Does not include any shares of Class A Common Stock or Class B Common Stock held by Mr. Gerhard J. Neumaier's adult children.  Includes 2 shares of Class A Common Stock owned by a Partnership in which Mr. Gerhard J. Neumaier is a general partner.

(6)      Includes 3,806 Shares of Class B Common Stock owned by Mr. Frank's former spouse as to which he disclaims beneficial ownership except for the right to vote the shares which he retains pursuant to an agreement with his former spouse.  Includes 2,640 shares of Class A Common Stock owned by Mr. Frank's individual retirement account and 10,765 shares of Class A Common Stock owned by Mr. Frank’s 401(k) plan account.

(7)      Includes 704 shares of Class B Common Stock held in equal amounts by Mr. Strobel as custodian for two of his children, as to which he disclaims beneficial ownership. Does not include any shares of Class B Common Stock held by a trust which one of his children created for which Mr. Strobel serves as Trustee.

(8)      Includes 10,915 shares of Class A Common Stock owned by Mr. Cellino's spouse, as to which shares he disclaims beneficial ownership; also includes 5,260 shares of Class A Common Stock owned by Mr. Cellino's Individual Retirement Account.  Includes 5 shares of Class A Common Stock owned by a limited partnership in which Mr. Cellino is a general partner.

(9)      Mr. Gross is one of three co-trustees of an inter vivos trust established by his parents for their benefit that owns these shares of Class B Common Stock and is a one-third contingent remainder beneficiary of the trust’s assets which include a total of 17,848 of such shares of which he disclaims beneficial interest in 11,899 of those shares.

(10)    Subject to the terms of the Restrictive Agreement.  See "Security Ownership of Certain Beneficial Owners-Restrictive Agreement."

Restrictive Agreement

Messrs. Gerhard J. Neumaier, Silvestro, Frank, and Strobel entered into a Stockholders’ Agreement in 1970 which governs the sale of certain shares of common stock owned by them, the former spouse of one of the individuals and the children of those individuals.  The Agreement provides that prior to accepting a bona fide offer to purchase the certain covered part of their shares, each party must first allow the other members to the Agreement the opportunity to acquire on a pro rata basis, with right of over-allotment, all of such shares covered by the offer on the same terms and conditions proposed by the offer.

Item 13.	Certain Relationships and Related Transactions

Director Gerard A. Gallagher, Jr.'s son Gerard A. Gallagher, III, serves as a Senior Vice President with the company and received aggregate compensation of $225,645 for his services during fiscal year 2010, this included a onetime housing relocation reimbursement of $17,651.  The company believes that compensation for him is commensurate with his peers and his relationships during 2010 were reasonable and in the best interest of the Company.

Item 14.	Principal Accounting Fees and Services

During the fiscal years ended July 31, 2010 and 2009, Schneider Downs & Co., Inc. (SD) provided audit and audit related services to the Company.  The Audit Committee meets with the Company’s independent registered accounting firm to approve the annual scope of accounting services to be performed, including all audit, audit-related, and non-audit services, and the related fee estimates. The Audit Committee also meets with our independent registered accounting firm, on a quarterly basis, following completion of their quarterly reviews and annual audit before our earnings announcements, to review the results of their work. As appropriate, management and our independent registered accounting firm update the Audit Committee with material changes to any service engagement and related fee estimates as compared to amounts previously approved. Under its charter, the Audit Committee has the authority and responsibility to review and approve, in advance, any audit and proposed permissible non-audit services to be provided to the Company by its independent registered public accounting firm. Set forth below are the aggregate fees billed for these services for the last two fiscal years.

	FY 2010	FY 2009

Audit Fees	$261,717	$263,114
Audit Related Services	150,381	41,144

Grand Total	$412,098	$304,258

Audit Fees: The aggregate fees accrued for professional services rendered for the audit of the Company's financial statements for the fiscal years ended July 31, 2010 and 2009 and for the reviews of the financial statements included in the Company's quarterly reports on Form 10-Q for the fiscal years ended July 31, 2010 and 2009 were $261,717 and $263,114, respectively.  Also included in this number are expenses incurred related to accounting consultation services.

Audit Related Fees: The aggregate fees for the fiscal years ended July 31, 2010 and 2009 billed by SD relate to services rendered to the Company for 401(k), pension plan audits, and indirect rate audits.   For the fiscal year ended July 31, 2010, approximately $100,000 was billed to the Company related to the Company's compliance with Sarbanes Oxley Section 404 prior to the change in legislation, which provided permanent deferral of Sarbanes Oxley Section 404(b).

PART IV

Item 15.	Exhibits, Financial Statements, Schedules

			Page
(a)	1.	Financial Statements

		Report of Independent Registered Public Accounting Firm	23

		Consolidated Balance Sheets - July 31, 2010 and 2009	24

		Consolidated Statements of Income for the fiscal years ended July 31, 2010, 2009 and 2008	25

		Consolidated Statements of Cash Flows for the Fiscal years ended July 31, 2010, 2009 and 2008	26

		Consolidated Statements of Changes in Shareholders Equity for the fiscal years ended July 31, 2010, 2009 and 2008	27

		Notes to Consolidated Financial Statements	28

	2.	Financial Statement Schedule

		Schedule II - Valuation and Qualifying Accounts	41

		All other schedules are omitted because they are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

3.	Exhibits

	Exhibit No.	Description

	3.1	Certificate of Incorporation (1)

	3.2	Certificate of Amendment of Certificate of Incorporation filed on March 23, 1970 (1)

	3.3	Certificate of Amendment of Certificate of Incorporation filed on January 19, 1982 (1)

	3.4	Certificate of Amendment of Certificate of Incorporation filed on January 29, 1987 (1)

	3.5	Certificate of Amendment of Certificate of Incorporation filed on February 10, 1987 (1)

	3.6	Restated By-Laws adopted on July 30, 1986 by Board of Directors (1)

	3.7	Certificate of Change under Section 805-A of the Business Corporation Law filed August 18, 1988 (2)

	4.1	Specimen Class A Common Stock Certificate (1)

	4.2	Specimen Class B Common Stock Certificates (1)

	10.1	Stockholders' Agreement among Gerhard J. Neumaier, Ronald L. Frank, Frank B. Silvestro and Gerald A. Strobel dated May 12, 1970 (1)

	10.4	Ecology and Environment, Inc. Defined Contribution Plan Agreement dated July 25, 1980 as amended on April 28, 1981 and July 21, 1983 and restated effective August 1, 1984 (1)

	10.5	Summary of Ecology and Environment Discretionary Performance Plan (3)

10.6	1998 Ecology and Environment, Inc. Stock Award Plan and Amendments (3)

10.7	2003 Ecology and Environment, Inc. Stock Award Plan (4)

10.8	2007 Ecology and Environment, Inc. Stock Award Plan (5)

14.1	Code of Ethics (4)

21.5	Schedule of Subsidiaries as of July 31, 2009 (5)

23.1	Consent of Independent Registered Public Accounting Firm - Schneider Downs & Co., Inc. (5)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (5)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (5)

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5

Footnotes

(1)	Filed as exhibits to the Company's Registration Statement on Form S-1, as amended by Amendment Nos. 1 and 2, (Registration No. 33-11543), and incorporated herein by reference.

(2)	Filed as exhibits to the Company's Form 10-K for Fiscal Year Ending July 31, 2002, and incorporated herein by reference.

(3)	Filed as exhibits to the Company's 10-K for the Fiscal Year Ended July 31, 2003, and incorporated herein by reference.

(4)	Filed as exhibits to the Company's 10-K for the Fiscal Year Ending July 31, 2004, and incorporated herein by reference.

(5)	Filed herewith.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECOLOGY AND ENVIRONMENT, INC.

Dated: October 29, 2010	/s/ Kevin S. Neumaier
Kevin S. Neumaier, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Kevin S. Neumaier
Kevin S. Neumaier	President and Chief Executive Officer	October 29, 2010

/s/ Gerhard J. Neumaier
Gerhard J. Neumaier	Chairman of the Board and Director	October 29, 2010

/s/ Frank B. Silvestro
Frank B. Silvestro	Executive Vice President and Director	October 29, 2010

/s/ Gerald A. Strobel
Gerald A. Strobel	Executive Vice President of Technical Services and Director	October 29, 2010

/s/ Ronald L. Frank
Ronald L. Frank	Executive Vice President, Secretary, and Director	October 29, 2010

/s/ H. John Mye III
H. John Mye III	Vice President, Treasurer and Chief Financial and Accounting Officer	October 29, 2010

/s/ Gerard A. Gallagher, Jr.
Gerard A. Gallagher, Jr.	Director	October 29, 2010

/s/ Ross M. Cellino
Ross M. Cellino	Director	October 29, 2010

/s/ Timothy Butler
Timothy Butler	Director	October 29, 2010

/s/ Michael C. Gross
Michael C. Gross	Director	October 29, 2010

Ecology and Environment, Inc. 10-K
Fiscal Year Ending July 31, 2010