Form 10-Q
period 2010-10-30
ECOLOGY & ENVIRONMENT INC
filed 2010-12-14
CIK 809933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended October 30, 2010

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to __________

Commission File Number 1-9065

ECOLOGY AND ENVIRONMENT, INC.
(Exact name of registrant as specified in its charter)

New York	16-0971022
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

368 Pleasant View Drive
Lancaster, New York	14086
(Address of principal executive offices)	(Zip code)

(716)  684-8060
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

At December 1, 2010, 2,583,215 shares of Registrant's Class A Common Stock (par value $.01) and 1,643,773 shares of Class B Common Stock (par value $.01) were outstanding.

 PART I — FINANCIAL INFORMATION

Item 1.                      Financial Statements.

Ecology and Environment, Inc
Consolidated Balance Sheets
Unaudited

	October 30,	July 31,
Assets	2010	2010

Current assets:
Cash and cash equivalents	$12,308,677	$14,229,894
Investment securities, available for sale	1,321,361	1,305,739
Contract receivables, net	55,095,978	47,096,456
Deferred income taxes	3,579,902	3,557,156
Other current assets	2,755,416	2,142,301

Total current assets	75,061,334	68,331,546

Property, building and equipment, net of accumulated
depreciation, $21,525,395 and $21,040,900	8,952,272	8,664,453
Deferred income taxes	1,292,106	1,291,297
Other assets	2,087,812	1,671,636

Total assets	$87,393,524	$79,958,932

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$8,719,473	$10,863,390
Accrued payroll costs	9,395,657	7,451,310
Income taxes payable	1,831,875	1,083,911
Deferred revenue	298,573	236,737
Current portion of long-term debt and capital lease obligations	1,134,522	928,027
Other accrued liabilities	12,364,234	8,818,179

Total current liabilities	33,744,334	29,381,554

Income taxes payable	286,523	286,523
Deferred income taxes	289,531	289,531
Long-term debt and capital lease obligations	731,329	767,302
Commitments and contingencies (see note #12)	-	-

Shareholders' equity:
Preferred stock, par value $.01 per share;
authorized - 2,000,000 shares; no shares
issued	-	-
Class A common stock, par value $.01 per
share; authorized - 6,000,000 shares;
issued - 2,685,072 shares	26,850	26,850
Class B common stock, par value $.01 per
share; authorized - 10,000,000 shares;
issued - 1,708,653 shares	17,088	17,088
Capital in excess of par value	19,712,433	20,059,200
Retained earnings	27,659,378	25,800,803
Accumulated other comprehensive income	1,039,407	815,906
Treasury stock - Class A common, 100,436 and 136,461
shares; Class B common, 64,801 shares, at cost	(1,602,444)	(1,855,466)

Total Ecology and Environment, Inc. shareholders' equity	46,852,712	44,864,381
Noncontrolling interests	5,489,095	4,369,641

Total shareholders' equity	52,341,807	49,234,022

Total liabilities and shareholders' equity	$87,393,524	$79,958,932

The accompanying notes are an integral part of these consolidated financial statements.

Ecology and Environment, Inc.
Consolidated Statements of Income
Unaudited

	Three months ended
	October 30,	October 31,
	2010	2009

Revenue	$42,171,578	$39,475,452

Cost of professional services and other direct operating expenses	16,237,321	12,656,717
Subcontract costs	7,227,918	10,479,243
Administrative and indirect operating expenses	10,385,218	9,726,981
Marketing and related costs	3,878,768	3,788,808
Depreciation	433,884	448,753

Income from operations	4,008,469	2,374,950
Interest expense	(81,819)	(38,808)
Interest income	26,191	34,339
Other income	6,430	9,552
Gain on sale of property and equipment	-	809,200
Net foreign exchange loss	(18,407)	(13,499)

Income before income tax provision	3,940,864	3,175,734
Income tax provision	1,466,495	1,073,016

Net income	$2,474,369	$2,102,718

Net income attributable to noncontrolling interests	(615,794)	(702,890)

Net income attributable to Ecology and Environment, Inc.	$1,858,575	$1,399,828

Net income per common share: basic and diluted	$0.44	$0.34

Weighted average common shares outstanding: basic and diluted	4,202,417	4,102,869

The accompanying notes are an integral part of these consolidated financial statements.

Ecology and Environment, Inc
Consolidated Statements of Cash Flows
Unaudited

	Three months ended
	October 30,	October 31,
	2010	2009

Cash flows from operating activities:
Net income	$2,474,369	$2,102,718
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	433,884	448,753
Provision for deferred income taxes	(23,555)	(743)
Share-based compensation expense	135,294	116,825
Tax impact of share-based compensation	-	102,737
Gain on sale of property and equipment	-	(809,200)
Provision for contract adjustments	227,533	118,767
(Increase) decrease in:
- contract receivables	(7,163,011)	(2,003,059)
- other current assets	(572,007)	(351,943)
- income tax receivable	-	650,090
- other non-current assets	6,973	(6,606)
Increase (decrease) in:
- accounts payable	(1,374,921)	(1,924,986)
- accrued payroll costs	1,891,233	1,080,880
- income taxes payable	739,204	236,524
- deferred revenue	61,836	(10,670)
- other accrued liabilities	3,460,966	1,135,269

Net cash provided by (used in) operating activities	297,798	885,356

Cash flows provided by (used in) investing activities:
Acquistion of noncontrolling interest of subsidiary	(7,776)	-
Purchase of Engineering Consulting Services, Inc., net of cash equivalents of $309,487	(790,513)	-
Purchase of property, building and equipment	(343,648)	(534,247)
Proceeds from sale of property and equipment	-	959,200
Purchase of investment securities	(14,652)	(15,269)

Cash provided by (used in) investing activities	(1,156,589)	409,684

Cash flows provided by (used in) financing activities:
Dividends paid	(880,417)	(817,327)
Proceeds from debt	339,385	756
Repayment of debt and capital lease obligations	(178,204)	(267,773)
Distributions to noncontrolling interests	(261,882)	(141,476)
Proceeds from sale of subsidiary shares to noncontrolling interests	62,451	40,850
Purchase of treasury stock	(229,039)	-

Net cash used in financing activities	(1,147,706)	(1,184,970)

Effect of exchange rate changes on cash and cash equivalents	85,280	122,167

Net increase (decrease) in cash and cash equivalents	(1,921,217)	232,237
Cash and cash equivalents at beginning of period	14,229,894	16,571,186

Cash and cash equivalents at end of period	$12,308,677	$16,803,423

The accompanying notes are an integral part of these consolidated financial statements.

Ecology and Environment, Inc
Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income
Unaudited

							Accumulated
	Common Stock				Capital in		Other
	Class A		Class B		Excess of	Retained	Comprehensive	Treasury Stock		Noncontolling	Comprehensive
	Shares	Amount	Shares	Amount	Par Value	earnings	Income (loss)	Shares	Amount	Interest	Income

Balance at July 31, 2009	2,677,651	$26,776	1,716,074	$17,162	$20,093,952	$23,290,768	$441,965	307,091	$(2,819,138)	$5,273,455	$6,517,228

Net income	-	-	-	-	-	4,257,607	-	-	-	2,299,060	6,556,667
Foreign currency translation adjustment	-	-	-	-	-	-	423,493	-	-	(59,236)	291,546
Cash dividends paid ($.42 per share)	-	-	-	-	-	(1,747,572)	-	-	-	-	-
Unrealized investment gain, net	-	-	-	-	-	-	23,159	-	-	-	23,159
Conversion of common stock - B to A	7,421	74	(7,421)	(74)	-	-	-	-	-	-	-
Issuance of stock under stock award plan	-	-	-	-	(372,172)	-	-	(42,675)	372,172	-	-
Share-based compensation expense	-	-	-	-	485,945	-	-	-	-	-	-
Tax impact of share based compensation	-	-	-	-	102,737	-	-	-	-	-	-
Sale of subsidiary shares to noncontrolling interests	-	-	-	-	-	-	-	-	-	227,562	-
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	(845,106)	-
Purchase of additional noncontrolling interests	-	-	-	-	(254,181)	-	(72,711)	(66,667)	616,670	(2,526,094)	-
Other	-	-	-	-	2,919	-	-	3,513	(25,170)	-	-

Balance at July 31, 2010	2,685,072	$26,850	1,708,653	$17,088	$20,059,200	$25,800,803	$815,906	201,262	$(1,855,466)	$4,369,641	$6,871,372

Net income	-	-	-	-	-	1,858,575	-	-	-	615,794	2,474,369
Foreign currency translation adjustment	-	-	-	-	-	-	223,526	-	-	43,867	267,393
Unrealized investment gain, net	-	-	-	-	-	-	(25)	-	-	-	(25)
Repurchase of Class A common stock	-	-	-	-	-	-	-	18,884	(229,039)	-	-
Issuance of stock under stock award plan	-	-	-	-	(482,061)	-	-	(55,041)	482,061	-	-
Share-based compensation expense	-	-	-	-	135,294	-	-	-	-	-	-
Sale of subsidiary shares to noncontrolling interests	-	-	-	-	-	-	-	-	-	729,451	-
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	(261,882)	-
Purchase of additional noncontrolling interests	-	-	-	-	-	-	-	-	-	(7,776)	-
Other	-	-	-	-	-	-	-	132	-	-	-

Balance at October 30, 2010	2,685,072	$26,850	1,708,653	$17,088	$19,712,433	$27,659,378	$1,039,407	165,237	$(1,602,444)	$5,489,095	$2,741,737

The accompanying notes are an integral part of these consolidated financial statements.

Ecology and Environment, Inc.
Notes to Consolidated Financial Statements

Summary of Operations and Basis of Presentation

The consolidated financial statements included herein have been prepared by Ecology and Environment, Inc., ("E&E" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature.  The Company follows the same accounting policies in preparation of interim reports. Although E&E believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in E&E's 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The consolidated results of operations for the three months ended October 30, 2010 are not necessarily indicative of the results for any subsequent period or the entire fiscal year ending July 31, 2011.

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

Certain prior year amounts were reclassified to conform to the fiscal year 2011 consolidated financial statement presentation.

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

Substantially all of the Company's cost-type work is with federal governmental agencies and, as such, is subject to audits after contract completion. Under these cost-type contracts, provisions for adjustments to accrued revenue are recognized on an quarterly basis and based on past audit settlement history. Government audits have been completed and final rates have been negotiated through fiscal year 2001. The Company records an allowance for contract adjustments which principally represents a reserve for contract adjustments for the fiscal years 1996-2011.

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

f. Investment securities

Investment securities have been classified as available for sale and are stated at fair value. Unrealized gains or losses related to investment securities available for sale are reflected in accumulated other comprehensive income, net of applicable income taxes in the consolidated balance sheets and statements of changes in shareholders' equity. The cost of securities sold is based on the specific identification method. The Company had gross unrealized gains of approximately $36,000 at October 30, 2010 and July 31, 2010.

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

The following table presents the level within the fair value hierarchy at which the Company’s financial assets are measured on a recurring basis.

Financial assets as of October 30, 2010:

	Level 1	Level 2		Level 3		Total
Assets
Money market mutual funds	$5,484,500	$	---	$	---	$5,484,500
Investment securities available for sale	56,194		1,265,167		---	1,321,361
Total	$5,540,694		$1,265,167	$	---	$6,805,861

Financial assets as of July 31, 2010:

	Level 1	Level 2		Level 3		Total
Assets
Money market mutual funds	$4,852,348	$	---	$	---	$4,852,348
Investment securities available for sale	50,895		1,254,844		---	1,305,739
Total	$4,903,243		$1,254,844	$	---	$6,158,087

The carrying amount of cash and cash equivalents, contracts receivable, notes receivable and accounts payable at October 30, 2010 and July 31, 2010 approximate fair value.  Long-term debt consists of bank loans and capitalized equipment leases. Based on the Company's assessment of the current financial market and corresponding risks associated with the debt, management believes that the carrying amount of long-term debt at October 30, 2010 and July 31, 2010 approximates fair value.  There were no financial instruments classified as level 3.

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

The financial statements of foreign subsidiaries located in highly inflationary economies are remeasured as if the functional currency were the U.S. dollar. The remeasurement of local currencies into U.S. dollars creates transaction adjustments which are included in net income. There were no highly inflationary economy translation adjustments for the three months ended October 30, 2010 and the fiscal year ended July 31, 2010.

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

l. Goodwill

The total goodwill of approximately $1.1 million was subject to an annual assessment for impairment.  The Company’s most recent annual impairment assessment for goodwill was completed during the fourth quarter of fiscal year 2010. The results of this assessment showed that the fair values of the reporting units, using a discounted cash flow method, to which goodwill is assigned was in excess of the book values of the respective reporting units, resulting in no goodwill impairment. The Company recorded additional goodwill of $.1 million during the first three months of fiscal year 2011. See Note 15 to Consolidated Financial Statements for additional information. Goodwill is also assessed for impairment between annual assessments whenever events or circumstances make it more likely than not that an impairment may have occurred. The Company identified no events or changes in circumstances that necessitated an evaluation for an impairment of goodwill.

2.	Contract Receivables, net

	October 30, 2010	July 31, 2010

United States government -
Billed	$3,239,633	$2,445,658
Unbilled	3,526,226	3,528,728
	6,765,859	5,974,386

Industrial customers and state and municipal governments -
Billed	28,890,495	22,772,335
Unbilled	23,040,830	21,723,408
	51,931,325	44,495,743

Allowance for doubtful accounts and contract adjustments	(3,601,206)	(3,373,673)

	$55,095,978	$47,096,456

United States government receivables arise from long-term U.S. government prime contracts and subcontracts. Unbilled receivables result from revenues which have been earned, but are not billed as of period-end. The above unbilled balances are comprised of incurred costs plus fees not yet processed and billed; and differences between year-to-date provisional billings and year-to-date actual contract costs incurred.  Management anticipates that the October 30, 2010 unbilled receivables will be substantially billed and collected within one year.   Within the above billed balances are contractual retainages in the amount of approximately $589,000 at October 30, 2010 and $546,000 at July 31, 2010. Management anticipates that the October 30, 2010 retainage balance will be substantially collected within one year.

3.	Line of Credit

The Company maintains an unsecured line of credit available for working capital and letters of credit of $20.2 million at interest rates ranging from 3% to 5% at October 30, 2010.  Other lines are available solely for letters of credit in the amount of $13.5 million.  The Company guarantees the line of credit of Walsh.  Its lenders have reaffirmed the Company’s lines of credit within the past twelve months.  At October 31, 2010 and July 31, 2010 the Company had letters of credit outstanding totaling approximately $4.8 million and $4.9 million, respectively.   After letters of credit and loans, there was $28.9 million of availability under the lines of credit at October 30, 2010.

4.	Debt and Capital Lease Obligations

Debt inclusive of capital lease obligations consists of the following:

	October 30, 2010	July 31, 2010

Various bank loans and advances at interest rates ranging from 5% to 14%	$1,657,403	$1,450,247
Capital lease obligations at varying interest rates averaging 11%	208,448	245,082
	1,865,851	1,695,329

Current portion of debt and capital lease obligations	(1,134,522)	(928,027)

Long-term debt and capital lease obligations	$731,329	$767,302

The aggregate maturities of long-term debt and capital lease obligations at October 30, 2010 are as follows:

Amount

November 2010 – October 2011	$1,134,522
November 2011 – October 2012	595,993
November 2012 – October 2013	86,476
November 2013 – October 2014	41,224
November 2014 – October 2015	7,636
Thereafter	---
$1,865,851

5.	Income Taxes

The estimated effective tax rate for fiscal year 2011 is 37.2%, as compared to the estimated tax rate of 33.8% reported for three months ended October 31, 2009.

6.	Other Accrued Liabilities

	October 30, 2010	July 31, 2010

Allowance for contract adjustments	$3,531,810	$3,483,876
Billings in excess of revenue	7,216,087	3,891,381
Other	1,616,337	1,442,922

	$12,364,234	$8,818,179

Included in other accrued liabilities is an allowance for contract adjustments relating to potential cost disallowances on amounts billed and collected in current and prior years' projects at October 30, 2010 and July 31, 2010 of approximately $3.5 million.  The allowance for contract adjustments is recorded for contract disputes and government audits when the amounts are estimatable.

7.	Stock Award Plan

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

The Company awarded 55,041 shares valued at approximately $675,000 in October 2010 pursuant to the Award Plan. These awards issued have a three year vesting period. The "pool" of excess tax benefits accumulated in Capital in Excess of Par Value was $225,000 at October 30, 2010 and July 31, 2010.   Total gross compensation expense is recognized over the vesting period. Unrecognized compensation expense was approximately $1.1 million and $.6 million at October 30, 2010 and July 31, 2010, respectively.

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

On August 23, 2010 the Company purchased a 60% ownership interest in a newly formed entity Engineering Consulting Services Inc., LLC (ECSI).  This purchase amounted to a noncontrolling interest opening balance of $667,000 for the 40% non-controlling share. On March 1, 2010, Walsh purchased an 80% ownership interest in Lowham - Walsh Environmental Services LLC.  This transaction was an asset purchase of the former Lowham Engineering LLC in Wyoming.  Walsh contributed cash and assets into the newly formed entity and issued a five year promissory note bearing a six percent annualized interest rate for the assets of the former company.  On January 28, 2010 the Company purchased an additional equity of 18.7% or approximately $2,360,000 of Walsh from noncontrolling shareholders for $3,000,000. One third of the purchase price was paid in cash, one third was paid with the Company's stock, and the remainder was taken as loans carrying an interest rate of 5% to be repaid over a two year period.  The purchase price that was paid to the noncontrolling shareholders was at a premium over the book value of the stock.  All other transactions with noncontrolling shareholders for the three months ended October 30, 2010 and fiscal year ended July 31, 2010 were made at a value approximating book value.

 Effects of changes in E&E's ownership interest in its subsidiaries on E&E’s equity:

	Three months ended October 30, 2010		Fiscal year ended July 31, 2010
Transfers to noncontrolling interest:
Sale of 160 Walsh common shares	$	---	$40,850
Sale of 196 Walsh common shares		---	50,040
Sale of 200 Lowham – Walsh common shares		---	52,222
Sale of 15,000 Walsh Peru common shares		---	84,450
Sale of 900 Gustavson common shares		62,451	---
Sale of 667 ECSI common shares		667,000	---
Total transfers to noncontrolling interest		729,451	227,562

Transfers from noncontrolling interest:
Purchase of 182 Walsh common shares		---	(59,486)
Purchase of 7,343 Walsh common shares		---	(2,289,778)
Purchase of 11,000 Walsh Peru common shares		---	(126,830)
Purchase of 50 Gestion Ambiental Consultores common shares		---	(50,000)
Purchase of 20 Walsh common shares		(7,776)	---
Total transfers from noncontrolling interest		(7,776)	(2,526,094)

Transfers to (from) noncontrolling interest		$721,675	$(2,298,532)

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

10.      Earnings Per Share

The computation of basic earnings per share reconciled to diluted earnings per share follows:

	Three months ended
	October 30, 2010		October 31, 2009

Total income available to common stockholders		$1,858,575		$1,399,828
Dividend declared		---		---
Undistributed earnings		1,858,575		1,399,828

Weighted-average common shares outstanding (basic and diluted)		4,202,417		4,102,869

Distributed earnings per share	$	---	$	---
Undistributed earnings per share		.44		.34
Total earnings per share		.44		.34

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

11.	Segment Reporting

Segment information for three months ended October 30, 2010 are as follows:

Geographic information:

	Revenue	Gross Long-Lived Assets

United States	$27,538,578	$26,193,667
Foreign countries	14,633,000	4,284,000

Segment information for three months ended October 31, 2009 are as follows:

Geographic information:

	Revenue	Gross Long-Lived Assets

United States	$25,920,452	$25,119,958
Foreign countries	13,555,000	2,936,000

12.	Commitments and Contingencies

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

In January 2010, the Financial Accounting Standards Board updated the authoritative guidance for fair value measurements with new disclosure requirements. These requirements include disclosures on the roll-forward of activities on purchases, sales, issuance, and settlements of Level 3 (measurements based on significant unobservable inputs) assets and liabilities.  The new disclosures are effective for annual reporting periods beginning after December 15, 2010.  The Company does not believe the adoption of this guidance will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

14.	Supplemental Cash Flow Information Disclosure

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  Cash paid for interest amounted to approximately $79,000 and $224,000 for the three month period ended October 30, 2010 and fiscal year ended July 31,2010, respectively.  Cash paid for income taxes amounted to approximately $.7 million and $1.5 million for the three month period ended October 30, 2010 and fiscal year ended July 31, 2010, respectively.  On August 23, 2010 the Company purchased a 60% ownership interest in a newly formed entity Engineering Consulting Services Inc., LLC (ECSI).  The Company paid $1.0 million in cash for this ownership interest, and the noncontrolling partnership group Engineering Consulting Services, Inc. (ECSI, Inc.) contributed cash, other assets, and liabilities for its 40% ownership share.  This amounted to a noncontrolling interest opening balance of $667,000 for the 40% noncontrolling share.

15.	Acquisition

On August 23, 2010 the Company purchased a 60% ownership interest in a newly formed entity ECSI, LLC.  This is a Lexington, Kentucky based engineering and environmental consulting services company that specializes in mining work.  The Company paid $1.0 million in cash for its 60% ownership interest, and the noncontrolling partnership group, Engineering Consulting Services, Inc. (ECSI, Inc.), contributed cash, other assets, and liabilities for its 40% ownership share.  The operating agreement contains a priority profit allocation between the Company and ESCI, Inc. for the first five years of operation.  Additionally, in connection with the agreement, the Company has restricted for issuance $.1 million of shares to be awarded to a key employee over a 5 year period, of which the first 20% vested on August 13, 2010.

A noncontrolling interest of $667,000 representing the 40% noncontrolling share was recorded at the acquisition date.  This new entity is included in the consolidated financial results of the Company from the date of acquisition.  The Company acquired assets and assumed liabilities of property, plant, and equipment, accounts receivable, and other assets including trade names and customer relationships and goodwill.

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Operating activities provided $.3 million of cash during the first quarter of fiscal year 2011.  This was mainly attributable to the reported $2.5 million in net income, an increase in accrued payroll costs, an increase in other accrued liabilities and an increase in income taxes payable.  Accrued payroll costs increased $1.9 million during the first quarter due to an additional week of payroll accrued at Ecology and Environment, Inc. (Parent Company).  Other accrued liabilities increased $3.5 million during the first quarter of fiscal year 2011 attributable to increased billings in excess of revenue at the Parent Company.  Income taxes payable increased $.7 million during the quarter.  Offsetting these was an increase in contract receivables and a decrease in accounts payables.  Contract receivables increased $7.2 million during the first quarter of fiscal year 2011 due to the increased work volume at the Parent Company during the first quarter with energy and international market customers and the Company’s subsidiaries Walsh Environmental (Walsh) and Engineering Consulting Services Inc., LLC (ECSI).  The Company believes these will be collected in a timely manner.  Accounts payable decreased $1.4 million during the first quarter of fiscal year 2011 primarily due to the decreased subcontracted work in the first quarter.

Investment activities consumed $1.2 million of cash during the first quarter of fiscal year 2011 mainly attributable to the Company’s $1.1 million ($.8 million net ) purchase of ECSI and the purchases of property, building and equipment of $.3 million during the first quarter of fiscal year 2011.

Financing activities consumed $1.1 million of cash during the first quarter of fiscal year 2011.  The Company paid dividends in the amount of $.9 million or $.21 per share.  Net cash inflow on long-term debt and capital lease obligations was $.2 million due mainly to a new $.3 million loan at the parent company’s majority owned subsidiary, E&E do Brasil.  Distributions to noncontrolling interests during the first quarter of fiscal year 2011 were approximately $.3 million. The Company purchased treasury stock in the amount $.2 million during the first quarter of fiscal year 2011.

The Company maintains an unsecured line of credit available for working capital and letters of credit of $20.2 million at interest rates ranging from 3% to 5% at October 30, 2010.  Other lines are available solely for letters of credit in the amount of $13.5 million.  The Company guarantees the line of credit of Walsh.  Its lenders have reaffirmed the Company’s lines of credit within the past twelve months.  At October 31, 2010 and July 31, 2010 the Company had letters of credit outstanding totaling approximately $4.8 million and $4.9 million, respectively.   After letters of credit and loans, there was $28.9 million of availability under the lines of credit at October 30, 2010.  The Company believes that cash flows from operations and borrowings against the lines of credit will be sufficient to cover all working capital requirements for at least the next twelve months and the foreseeable future.

Results of Operations

Revenue

Fiscal Year 2011 vs 2010

Revenues for the first quarter of fiscal year 2011 were $42.2 million, an increase of $2.7 million from the $39.5 million reported for the first quarter of fiscal year 2010.  Revenue at the Parent Company was $24.2 million during the first quarter of fiscal year 2011, an increase of $2.6 million attributable to work performed on contracts in the Company’s energy and international sectors offset by decreases in work in the federal government and state sectors.  In August 2010, the Company formed a new subsidiary ECSI, based in Lexington, KY.  ECSI reported revenue of $1.4 million for the first quarter of fiscal year 2011.  The Company’s Chilean subsidiary Gestion Ambiental Consultores reported revenue of $1.5 million during the first quarter of fiscal year 2011, an increase of $.6 million or 67% from the $.9 million reported in the first quarter of fiscal year 2010.  Offsetting these was a decrease in revenue at Walsh.  Walsh reported revenue of $11.2 million during the first quarter of fiscal year 2011, a decrease of $2.7 million or 19% from the $13.9 million reported in the first quarter of fiscal year 2010 mainly attributable to the completion of work associated with a redevelopment project.

Income Before Income Taxes

Fiscal Year 2011 vs 2010

The Company’s income before income taxes was $3.9 million for the first quarter of fiscal year 2011, an increase of $.7 million from the $3.2 million reported in the first quarter of 2010.  Gross margin increased during the quarter as a result of the increased revenues from the parent company and ECSI.  Revenue less subcontract costs were $34.9 million, and increase of $5.9 million or 20% from the $29.0 million reported in the first quarter of the prior year.  Income from operations for the first quarter of fiscal year 2011 was $4.0 million, up 67% from the $2.4 million reported in first quarter of fiscal year 2010.  Indirect costs increased $.7 million during the first quarter of fiscal year 2011 attributable to increased staffing levels throughout the Company and the consolidation of ECSI.  The Parent Company reported indirect costs of $9.0 million for the first quarter of 2011, an increase of $.2 million from the $8.8 million reported in the first quarter of fiscal year 2010.  E&E do Brasil reported indirect costs of $1.1 million for the first quarter of fiscal year 2011, an increase of $.1 million from the $1.0 million reported in the prior year.  ECSI reported indirect costs of $.5 million for the first quarter of fiscal year 2011.  The Company recorded a sale of land during the first quarter of fiscal year 2010 for a gain of $809,000 ($453,000 after tax) which positively impacted earnings by $.11 per share.

Income Taxes

The estimated effective tax rate for fiscal year 2011 is 37.2%, as compared to the estimated tax rate of 33.8% reported for three months ended October 31, 2009.  The increase in the estimated tax rate is a result of increases in income before income taxes at domestic jurisdictions, which carries a higher tax rate.  The estimated effective tax rate for fiscal year 2011 of 37.2% approximates the 37.3% reported for fiscal year 2010.

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

Changes in Corporate Entities

On August 23, 2010 the Company purchased a 60% ownership interest in ECSI, LLC.  This is a Lexington, Kentucky based engineering and environmental consulting company that specializes in mining work.  The Company paid $1.0 million for this ownership interest.  The newly formed company is consolidated into the Company’s financial reporting for the first quarter of fiscal year 2011.

On March 1, 2010 Walsh purchased an 80% ownership interest in Lowham - Walsh Environmental Services LLC.  This transaction was an asset purchase of the former Lowham Engineering LLC in Wyoming.  Walsh contributed cash and assets into the newly formed entity and issued a five year promissory note bearing a six percent annualized interest rate for the assets of the former company.

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

Internal Controls

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended October 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.      Changes in Securities and Use of Proceeds

(e)  Purchased Equity Securities.  The following table summarizes the Company’s purchases of its common stock during the period ended October 30, 2010:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
August 1, 2010 – October 30, 2010	18,884	$12.13	18,884	181,116

 Item 3.                      Defaults Upon Senior Securities

            The Registrant has no information for Item 3 that is required to be presented.

Item 4.                      Submission of Matters to a Vote of Security Holders

            The Registrant has no information for Item 4 that is required to be presented.

Item 5.                      Other Information

            The Registrant has no information for Item 5 that is required to be presented.

Item 6.                      Exhibits and Reports on Form 8-K

(a)	- 31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
- 31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
- 32.1 Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
- 32.2 Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Registrant filed a Form 8-K report on October 29, 2010 to announce the issuance of a press release setting forth its results of operations and financial condition for the year ending July 31, 2010.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ecology and Environment, Inc.

Date: December 14, 2010	By:	/s/ H. John Mye III
H. John Mye III
Vice President, Treasurer and Chief Financial Officer – Principal Financial and Accounting Officer