Form 10-Q
period 2011-01-29
ECOLOGY & ENVIRONMENT INC
filed 2011-03-15
CIK 809933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended January 29, 2011

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to __________

Commission File Number 1-9065

ECOLOGY AND ENVIRONMENT, INC.
(Exact name of registrant as specified in its charter)

New York	16-0971022
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

368 Pleasant View Drive
Lancaster, New York	14086
(Address of principal executive offices)	(Zip code)

(716)  684-8060
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

At March 1, 2011, 2,589,014 shares of Registrant's Class A Common Stock (par value $.01) and 1,643,773 shares of Class B Common Stock (par value $.01) were outstanding.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

Ecology and Environment, Inc
Consolidated Balance Sheets

	January 29,	July 31,
	2011	2010
Assets	(Unaudited)	(Audited)

Current assets:
Cash and cash equivalents	$13,857,882	$14,229,894
Investment securities, available for sale	1,291,226	1,305,739
Contract receivables, net	54,917,512	47,096,456
Deferred income taxes	3,764,400	3,557,156
Other current assets	2,764,917	2,142,301

Total current assets	76,595,937	68,331,546

Property, building and equipment, net of accumulated
depreciation, $21,981,222 and $21,040,900	9,004,442	8,664,453
Deferred income taxes	1,272,169	1,291,297
Other assets	2,079,330	1,671,636

Total assets	$88,951,878	$79,958,932

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$8,241,850	$10,863,390
Accrued payroll costs	8,260,417	7,451,310
Income taxes payable	1,155,038	1,083,911
Deferred revenue	310,152	236,737
Current portion of long-term debt and capital lease obligations	1,176,058	928,027
Billings in excess of revenue	10,114,143	3,891,381
Other accrued liabilities	5,455,944	4,926,798

Total current liabilities	34,713,602	29,381,554

Income taxes payable	322,706	286,523
Deferred income taxes	289,531	289,531
Long-term debt and capital lease obligations	243,938	767,302
Commitments and contingencies (see note #12)	-	-

Shareholders' equity:
Preferred stock, par value $.01 per share;
authorized - 2,000,000 shares; no shares
issued	-	-
Class A common stock, par value $.01 per
share; authorized - 6,000,000 shares;
issued - 2,685,151 and 2,685,072 shares	26,851	26,850
Class B common stock, par value $.01 per
share; authorized - 10,000,000 shares;
issued - 1,708,574 and 1,708,653 shares	17,087	17,088
Capital in excess of par value	19,811,778	20,059,200
Retained earnings	28,482,968	25,800,803
Accumulated other comprehensive income	1,100,082	815,906
Treasury stock - Class A common, 96,137 and 136,461
shares; Class B common, 64,801 shares, at cost	(1,560,385)	(1,855,466)

Total Ecology and Environment, Inc. shareholders' equity	47,878,381	44,864,381
Noncontrolling interests	5,503,720	4,369,641

Total shareholders' equity	53,382,101	49,234,022

Total liabilities and shareholders' equity	$88,951,878	$79,958,932

The accompanying notes are an integral part of these consolidated financial statements.

Ecology and Environment, Inc.
Consolidated Statements of Income
Unaudited

	Three months ended		Six months ended
	January 29,	January 30,	January 29,	January 30,
	2011	2010	2011	2010

Revenue	$41,833,006	$31,061,698	$84,004,584	$70,537,150

Cost of professional services and other direct operating expenses	16,904,362	10,958,996	33,141,683	23,615,713
Subcontract costs	7,941,444	5,929,509	15,169,362	16,408,752
Administrative and indirect operating expenses	10,062,846	8,758,170	20,448,064	18,485,151
Marketing and related costs	3,294,379	3,508,286	7,173,147	7,297,094
Depreciation and amortization	426,214	387,288	860,098	836,041

Income from operations	3,203,761	1,519,449	7,212,230	3,894,399
Interest expense	(90,053)	(72,079)	(171,872)	(110,887)
Interest income	49,006	29,030	75,197	63,369
Other expense	(14,613)	(99,984)	(8,183)	(90,432)
Gain on sale of assets	58,332	-	58,332	809,200
Net foreign exchange gain (loss)	31,421	(27,012)	13,014	(40,511)

Income before income tax provision	3,237,854	1,349,404	7,178,718	4,525,138
Income tax provision	1,113,457	449,703	2,579,952	1,522,719

Net income	$2,124,397	$899,701	$4,598,766	$3,002,419

Net income attributable to noncontrolling interests	(366,385)	(664,824)	(982,179)	(1,367,714)

Net income attributable to Ecology and Environment, Inc.	$1,758,012	$234,877	$3,616,587	$1,634,705

Net income per common share: basic and diluted	$0.42	$0.06	$0.86	$0.40

Weighted average common shares outstanding: basic and diluted	4,228,957	4,154,352	4,215,687	4,128,470

The accompanying notes are an integral part of these consolidated financial statements.

Ecology and Environment, Inc
Consolidated Statements of Cash Flows
Unaudited

	Six months ended
	January 29,	January 30,
	2011	2010

Cash flows from operating activities:
Net income	$4,598,766	$3,002,419
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	860,098	836,041
Provision for deferred income taxes	(188,116)	(1,936)
Share-based compensation expense	270,588	233,650
Tax impact of share-based compensation	-	102,737
Gain on sale of assets	(58,332)	(809,200)
Provision for contract adjustments	442,169	289,363
(Increase) decrease in:
- contract receivables	(6,998,669)	2,213,193
- other current assets	(564,734)	(156,400)
- income tax receivable	-	650,090
- other non-current assets	(141,418)	15,971
Increase (decrease) in:
- accounts payable	(1,884,592)	(4,422,677)
- accrued payroll costs	730,841	(731,126)
- income taxes payable	95,106	336,370
- deferred revenue	73,415	6,257
- billings in excess of revenue	6,222,762	1,227,446
- other accrued liabilities	409,169	(211,050)

Net cash provided by operating activities	3,867,053	2,581,148

Cash flows provided by (used in) investing activities:
Acquistion of noncontrolling interest of subsidiary	(179,521)	(1,000,000)
Purchase of Engineering Consulting Services, Inc., net of cash equivalents of $309,487	(790,513)	-
Purchase of property, building and equipment	(797,554)	(986,665)
Proceeds from sale of property and equipment	-	959,200
Purchase of investment securities	(29,966)	(58,698)

Cash used in investing activities	(1,797,554)	(1,086,163)

Cash flows provided by (used in) financing activities:
Dividends paid	(1,814,839)	(1,684,482)
Proceeds from debt	431,886	137,711
Repayment of debt and capital lease obligations	(722,407)	(313,103)
Distributions to noncontrolling interests	(406,031)	(340,690)
Proceeds from sale of subsidiary shares to noncontrolling interests	62,451	90,890
Purchase of treasury stock	(254,036)	-

Net cash used in financing activities	(2,702,976)	(2,109,674)

Effect of exchange rate changes on cash and cash equivalents	261,465	(63,926)

Net decrease in cash and cash equivalents	(372,012)	(678,615)
Cash and cash equivalents at beginning of period	14,229,894	16,571,186

Cash and cash equivalents at end of period	$13,857,882	$15,892,571

The accompanying notes are an integral part of these consolidated financial statements.

Ecology and Environment, Inc
Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income
Unaudited

							Accumulated
	Common Stock				Capital in		Other
	Class A		Class B		Excess of	Retained	Comprehensive	Treasury Stock		Noncontolling	Comprehensive
	Shares	Amount	Shares	Amount	Par Value	earnings	Income (loss)	Shares	Amount	Interest	Income

Balance at July 31, 2009	2,677,651	$ 26,776	1,716,074	$ 17,162	$ 20,093,952	$ 23,290,768	$ 441,965	307,091	$ (2,819,138)	$ 5,273,455	$ 6,517,228

Net income	-	-	-	-	-	4,257,607	-	-	-	2,299,060	6,556,667
Foreign currency translation adjustment	-	-	-	-	-	-	423,493	-	-	(59,236)	291,546
Cash dividends paid ($.42 per share)	-	-	-	-	-	(1,747,572)	-	-	-	-	-
Unrealized investment gain, net	-	-	-	-	-	-	23,159	-	-	-	23,159
Conversion of common stock - B to A	7,421	74	(7,421)	(74)	-	-	-	-	-	-	-
Issuance of stock under stock award plan	-	-	-	-	(372,172)	-	-	(42,675)	372,172	-	-
Share-based compensation expense	-	-	-	-	485,945	-	-	-	-	-	-
Tax impact of share based compensation	-	-	-	-	102,737	-	-	-	-	-	-
Sale of subsidiary shares to noncontrolling interests	-	-	-	-	-	-	-	-	-	227,562	-
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	(845,106)	-
Purchase of additional noncontrolling interests	-	-	-	-	(254,181)	-	(72,711)	(66,667)	616,670	(2,526,094)	-
Other	-	-	-	-	2,919	-	-	3,513	(25,170)	-	-

Balance at July 31, 2010	2,685,072	$ 26,850	1,708,653	$ 17,088	$ 20,059,200	$ 25,800,803	$ 815,906	201,262	$ (1,855,466)	$ 4,369,641	$ 6,871,372

Net income	-	-	-	-	-	3,616,587	-	-	-	982,179	4,598,766
Foreign currency translation adjustment	-	-	-	-	-	-	306,368	-	-	44,412	350,780
Cash dividends paid ($.22 per share)	-	-	-	-	-	(934,422)	-	-	-	-	-
Unrealized investment gain, net	-	-	-	-	-	-	(27,495)	-	-	-	(27,495)
Conversion of common stock - B to A	79	1	(79)	(1)	-	-	-	-	-	-	-
Repurchase of Class A common stock	-	-	-	-	-	-	-	21,234	(254,036)	-	-
Issuance of stock under stock award plan	-	-	-	-	(482,061)	-	-	(54,645)	482,061	-	-
Share-based compensation expense	-	-	-	-	270,588	-	-	-	-	-	-
Sale of subsidiary shares to noncontrolling interests	-	-	-	-	-	-	-	-	-	729,451	-
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	(406,031)	-
Purchase of additional noncontrolling interests	-	-	-	-	(35,949)	-	5,303	(6,913)	67,056	(215,932)	5,303

Balance at January 29, 2011	2,685,151	$ 26,851	1,708,574	$ 17,087	$ 19,811,778	$ 28,482,968	$ 1,100,082	160,938	$ (1,560,385)	$ 5,503,720	$ 4,927,354

The accompanying notes are an integral part of these consolidated financial statements.

Ecology and Environment, Inc.
Notes to Consolidated Financial Statements

Summary of Operations and Basis of Presentation

The consolidated financial statements included herein have been prepared by Ecology and Environment, Inc., ("E & E" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature.  The Company follows the same accounting policies in preparation of interim reports. Although E & E believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in E & E's 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The consolidated results of operations for the six months ended January 29, 2011 are not necessarily indicative of the results for any subsequent period or the entire fiscal year ending July 31, 2011.

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

Substantially all of the Company's cost-type work is with federal governmental agencies and, as such, is subject to audits after contract completion. Under these cost-type contracts, provisions for adjustments to accrued revenue are recognized on a quarterly basis and based on past audit settlement history. Government audits have been completed and final rates have been negotiated through fiscal year 2001. The Company records an allowance for contract adjustments which principally represents a reserve for contract adjustments for the fiscal years 1996-2011.

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

Investment securities have been classified as available for sale and are stated at fair value. Unrealized gains or losses related to investment securities available for sale are reflected in accumulated other comprehensive income, net of applicable income taxes in the consolidated balance sheets and statements of changes in shareholders' equity. The cost of securities sold is based on the specific identification method. The Company had gross unrealized gains of approximately $8,000 and $36,000 at January 29, 2011 and July 31, 2010, repectively.

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

The three levels of the hierarchy are as follows:

Level 1 Inputs – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.  Generally this includes debt and equity securities and derivative contracts that are traded on an active exchange market (e.g., New York Stock Exchange) as well as certain U.S. Treasury and U.S. Government and agency mortgage-backed securities that are highly liquid and are actively traded in over-the-counter markets.  The Company’s investment securities classified as Level 1 are comprised of corporate bonds.

Level 2 Inputs – Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; or valuations based on models where the significant inputs are observable (e.g., interest rates, yield curves, credit risks, etc.) or can be corroborated by observable  market data.  The Company’s investment securities classified as Level 2 are comprised of municipal bonds.

Level 3 Inputs – Valuations based on models where significant inputs are not observable.  The unobservable inputs reflect the Company’s own assumptions about the assumptions that market participants would use.

The following table presents the level within the fair value hierarchy at which the Company’s financial assets are measured on a recurring basis.

Financial assets as of January 29, 2011:

	Level 1	Level 2		Level 3		Total
Assets
Money market mutual funds	$5,093,922	$	---	$	---	$5,093,922
Investment securities available for sale	56,194		1,235,032		---	1,291,226
Total	$5,150,116		$1,235,032	$	---	$6,385,148

Financial assets as of July 31, 2010:

	Level 1	Level 2		Level 3		Total
Assets
Money market mutual funds	$4,852,348	$	---	$	---	$4,852,348
Investment securities available for sale	50,895		1,254,844		---	1,305,739
Total	$4,903,243		$1,254,844	$	---	$6,158,087

The carrying amount of cash and cash equivalents, contracts receivable, notes receivable and accounts payable at January 29, 2011 and July 31, 2010 approximate fair value.  Long-term debt consists of bank loans and capitalized equipment leases. Based on the Company's assessment of the current financial market and corresponding risks associated with the debt, management believes that the carrying amount of long-term debt at January 29, 2011 and July 31, 2010 approximates fair value.  There were no financial instruments classified as level 3.

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

The financial statements of foreign subsidiaries located in highly inflationary economies are remeasured as if the functional currency were the U.S. dollar. The remeasurement of local currencies into U.S. dollars creates transaction adjustments which are included in net income. There were no highly inflationary economy translation adjustments for the six months ended January 29, 2011 and the fiscal year ended July 31, 2010.

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

The total goodwill of approximately $1.3 million was subject to an annual assessment for impairment.  The Company’s most recent annual impairment assessment for goodwill was completed during the fourth quarter of fiscal year 2010. The results of this assessment showed that the fair values of the reporting units, using a discounted cash flow method, to which goodwill is assigned was in excess of the book values of the respective reporting units, resulting in no goodwill impairment. The Company recorded additional goodwill of $.2 million during the first six months of fiscal year 2011 related to the acquisition of Engineering Consulting Services Inc., LLC (ECSI). See Note 14 to Consolidated Financial Statements for additional information. Goodwill is also assessed for impairment between annual assessments whenever events or circumstances make it more likely than not that an impairment may have occurred. The Company identified no events or changes in circumstances that necessitated an evaluation for an impairment of goodwill.

2.	Contract Receivables, net

	January 29, 2011	July 31, 2010

United States government -
Billed	$3,221,617	$2,445,658
Unbilled	2,546,041	3,528,728
	5,767,658	5,974,386

Industrial customers and state and municipal governments -
Billed	28,219,241	22,772,335
Unbilled	24,746,455	21,723,408
	52,965,696	44,495,743

Allowance for doubtful accounts and contract adjustments	(3,815,842)	(3,373,673)

	$54,917,512	$47,096,456

United States government receivables arise from long-term U.S. government prime contracts and subcontracts. Unbilled receivables result from revenues which have been earned, but are not billed as of period-end.  The above unbilled balances are comprised of incurred costs plus fees not yet processed and billed; and differences between year-to-date provisional billings and year-to-date actual contract costs incurred.  Included in the balance of receivables for industrial customers and state and municipal customers are receivables due under the contracts with organizations in Kuwait of $8.3 million and $3.0 million at January 29, 2011 and July 31, 2010, respectively which have generated the increase within the billed and unbilled balances.  Of the outstanding balances, approximately $5.1 million and $.7 million were included in billings in excess of revenue as of January 29, 2011 and July 31, 2010, respectively.  Management anticipates that the January 29, 2011 unbilled receivables will be substantially billed and collected within one year.   Within the above billed balances are contractual retainages in the amount of approximately $541,000 at January 29, 2011 and $546,000 at July 31, 2010. Management anticipates that the January 29, 2011 retainage balance will be substantially collected within one year.

3.	Line of Credit

The Company maintains an unsecured line of credit available for working capital and letters of credit of $20.2 million at interest rates ranging from 3% to 5% at January 29, 2011.  Other lines are available solely for letters of credit in the amount of $13.5 million.  The Company guarantees the line of credit of Walsh.  Its lenders have reaffirmed the Company’s lines of credit within the past twelve months.  At January 29, 2011 and July 31, 2010 the Company had letters of credit outstanding totaling approximately $5.0 million and $4.9 million, respectively.   After letters of credit and loans, there was $28.7 million of availability under the lines of credit at January 29, 2011.

4.	Debt and Capital Lease Obligations

Debt inclusive of capital lease obligations consists of the following:

	January 29, 2011	July 31, 2010

Various bank loans and advances at interest rates ranging from 5% to 14%	$1,181,642	$1,450,247
Capital lease obligations at varying interest rates averaging 11%	238,354	245,082
	1,419,996	1,695,329

Current portion of long-term debt and capital lease obligations	(1,176,058)	(928,027)

Long-term debt and capital lease obligations	$243,938	$767,302

The aggregate maturities of long-term debt and capital lease obligations at January 29, 2011 are as follows:

Amount

February 2011 – January 2012	$1,176,058
February 2012 – January 2013	115,822
February 2013 – January 2014	94,534
February 2014 – January 2015	30,505
February 2015 – January 2016	3,077
Thereafter	---
$1,419,996
5.	Income Taxes

The estimated effective tax rate for fiscal year 2011 is 35.9%, as compared to the estimated tax rate of 33.7% reported for the six months ended January 30, 2010.

6.	Other Accrued Liabilities

	January 29, 2011	July 31, 2010

Allowance for contract adjustments	$3,626,518	$3,483,876
Other	1,829,426	1,442,922

	$5,455,944	$4,926,798

Included in other accrued liabilities is an allowance for contract adjustments relating to potential cost disallowances on amounts billed and collected in current and prior years' projects at January 29, 2011 and July 31, 2010 of approximately $3.6 million and $3.5 million, respectively.  The allowance for contract adjustments is recorded for contract disputes and government audits when the amounts are estimatable.

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

The Company awarded 55,041 shares valued at approximately $.7 million in October 2010 pursuant to the Award Plan. These awards issued have a three year vesting period. The "pool" of excess tax benefits accumulated in Capital in Excess of Par Value was $225,000 at January 29, 2011 and July 31, 2010.   Total gross compensation expense is recognized over the vesting period. Unrecognized compensation expense was approximately $.9 million and $.6 million at January 29, 2011 and July 31, 2010, respectively.

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

On December 27, 2010, the Company purchased an additional 1.2% of its majority owned subsidiary Walsh Environmental Scientists & Engineers, LLC (Walsh) for approximately $257,000.  Two thirds of the purchase price was paid in cash while the remaining one third was paid for with E&E stock.  With this purchase, E&E’s ownership share in Walsh increased to approximately 77%.  On August 23, 2010, for approximately $1.1 million, the Company purchased assets and assumed liabilities from Engineering Consulting Services, Inc. and contributed them in exchange for a 60% ownership interest in the newly formed entity Engineering Consulting Services, Inc., LLC (ECSI).  As part of this transaction, the noncontrolling interest contributed the remaining 40% of the net assets which created a $667,000 noncontrolling interest in ECSI.

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

All other transactions with noncontrolling shareholders for the six months ended January 29, 2011 and fiscal year ended July 31, 2010 were made at a value approximating book value.

Effects of changes in E & E's ownership interest in its subsidiaries on E & E’s equity:

	Six months ended January 29, 2011		Fiscal year ended July 31, 2010
Transfers to noncontrolling interest:
Sale of 160 Walsh common shares	$	---	$40,850
Sale of 196 Walsh common shares		---	50,040
Sale of 200 Lowham – Walsh common shares		---	52,222
Sale of 15,000 Walsh Peru common shares		---	84,450
Sale of 900 Gustavson common shares		62,451	---
Issuance of 667 ECSI common shares		667,000	---
Total transfers to noncontrolling interest		729,451	227,562

Transfers from noncontrolling interest:
Purchase of 182 Walsh common shares		---	(59,486)
Purchase of 7,343 Walsh common shares		---	(2,289,778)
Purchase of 11,000 Walsh Peru common shares		---	(126,830)
Purchase of 50 Gestion Ambiental Consultores common shares		---	(50,000)
Purchase of 20 Walsh common shares		(7,776)	---
Purchase of 496 Walsh common shares		(208,156)	---
Total transfers from noncontrolling interest		(215,932)	(2,526,094)

Transfers to (from) noncontrolling interest		$513,519	$(2,298,532)

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

10.	Earnings Per Share

The computation of basic earnings per share reconciled to diluted earnings per share follows:

	Three months ended		Six months ended
	January 29, 2011	January 30, 2010	January 29, 2011	January 30, 2010

Total income available to common stockholders	$1,758,012	$234,877	$3,616,587	$1,634,705
Dividend declared	934,422	867,155	934,422	867,155
Undistributed earnings	823,590	(632,278)	2,682,165	767,550

Weighted-average common shares outstanding (basic)	4,228,957	4,154,352	4,215,687	4,128,470

Distributed earnings per share	$.22	$.21	$.22	$.21
Undistributed earnings per share	.20	(.15)	.64	.19
Total earnings per share	.42	.06	.86	.40

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

11.	Segment Reporting

Segment information for six months ended January 29, 2011 approximates the following:

Geographic information:

	Revenue (1)	Gross Long-Lived Assets

United States	$54,607,000	$26,360,000
Foreign countries	29,398,000	4,626,000

(1)  Revenues are attributed to countries based on the location of the customers. Revenues in foreign countries includes $5.4 million in Kuwait and $10.5 million in Peru.

Segment information for six months ended January 30, 2010 approximates the following:

Geographic information:

	Revenue (1)	Gross Long-Lived Assets

United States	$51,291,000	$25,461,000
Foreign countries	19,246,000	2,931,000

(1)  Revenues are attributed to countries based on the location of the customers. Revenues in foreign countries includes $9.7 million in Peru.

12.	Commitments and Contingencies

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

13.	Supplemental Cash Flow Information Disclosure

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  Cash paid for interest amounted to approximately $164,000 and $224,000 for the six month period ended January 29, 2011 and fiscal year ended July 31,2010, respectively.  Cash paid for income taxes amounted to approximately $2.2 million and $1.5 million for the six month period ended January 29, 2011 and fiscal year ended July 31, 2010, respectively.  Of the $1.8 million in dividends paid by the Company in the six month period ended January 29, 2011, approximately $.9 million was accrued in other accrued liabilities as of July 31, 2010.  Of the $1.7 million in dividends paid by the Company in the six month period ended January 30, 2010, approximately $.8 million was included in other accrued liabilities as of July 31, 2009.

On December 27, 2010, the Company purchased an additional 1.2% of its majority owned subsidiary Walsh for approximately $257,000.  Two thirds of this purchase price was paid in cash while the remaining one third was paid for with E & E stock.  On August 23, 2010, the Company purchased a 60% ownership interest in a newly formed entity Engineering Consulting Services Inc., LLC (ECSI).  The Company paid $1.0 million in cash for this ownership interest, and the noncontrolling partnership group Engineering Consulting Services, Inc. (ECSI, Inc.) contributed cash, other assets, and liabilities for its 40% ownership share.  This created a noncontrolling interest balance of $667,000 for a 40% noncontrolling share of the new entity.

14.	Transactions

On August 23, 2010, the Company purchased a 60% ownership interest in a newly formed entity ECSI, LLC.  This is a Lexington, Kentucky based engineering and environmental consulting services company that specializes in mining work.  The Company paid $1.0 million in cash for its 60% ownership interest, and the noncontrolling partnership group, Engineering Consulting Services, Inc. (ECSI, Inc.), contributed cash, other assets, and liabilities for its 40% ownership share.  The operating agreement contains a priority profit allocation between the Company and ESCI, Inc. for the first five years of operation.  Additionally, in connection with the agreement, the Company has restricted for issuance $.1 million of shares to be awarded to a key employee over a 5 year period, of which the first 20% vested on August 13, 2010.

A noncontrolling interest of $667,000 representing the 40% noncontrolling share was recorded at the acquisition date.  This new entity is included in the consolidated financial results of the Company from the date of acquisition.  The Company acquired assets of property, plant, and equipment, accounts receivable, and other assets including trade names and customer relationships and goodwill and assumed liabilities of accounts payable and accrued payroll.

On January 27, 2011, the Company entered into an agreement with the Economic & Social Association of Retired Servicemen and Veterans ESARS, V to sell all of the assets of the Jordanian Fish Farm (AMARACO).  The sale price for the farm was 230,000 Jordanian Dinars (approximately $323,000 USD) in cash, which was received in the third quarter.  The Company has realized a gain of approximately $58,000 on the sale of the fish farm.

15.	Subsequent Event

The Company has committed to acquiring another 5.5% of its majority owned subsidiary Walsh Environmental Scientists & Engineers, LLC.  The purchase is expected to take place during the third quarter of fiscal year 2011.  The terms of the sale are the same as the purchase in fiscal year 2010, where the company will pay one third in cash, one third in a two-year note, and issue E&E stock for the remaining one third of the sale price.  With this anticipated purchase E&E’s ownership share in Walsh will be increased to approximately 83% of that company.  The total purchase price will be approximately $1,156,000.

16.	Recent Accounting Pronouncements

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

Liquidity and Capital Resources

Operating activities provided $3.9 million of cash during the first six months of fiscal year 2011.  This was mainly attributable to the reported $4.6 million in net income, an increase in accrued payroll costs and an increase in billings in excess of revenue.  Billings in excess of revenue increased $6.2 million during the first six months of fiscal year 2011mainly attributable to balances on contracts with organizations in Kuwait.  Accrued payroll costs increased $.7 million during the first six months due to an additional week of payroll accrued at Ecology and Environment, Inc. (Parent Company) at January 29, 2011.   Offsetting these was an increase in contract receivables, an increase in other current assets and a decrease in accounts payables.  Contract receivables increased $7.0 million during the first six months of fiscal year 2011 due to the increased work volume with contracts in the Middle East and the consolidation of Ecology and Environment, Inc.’s ("E&E" or the "Company") subsidiary Engineering Consulting Services Inc., LLC (ECSI).  The Company believes these will be collected.  Accounts payable decreased $1.9 million during the first six months of fiscal year 2011 primarily due to the decreased subcontracted work.

Investment activities consumed $1.8 million of cash during the first six months of fiscal year 2011 mainly attributable to the Company’s $1.1 million ($.8 million net ) purchase of ECSI and the purchases of property, building and equipment of $.8 million during the first six months of fiscal year 2011.

Financing activities consumed $2.7 million of cash during the first six months of fiscal year 2011.  The Company paid dividends in the amount of $1.8 million of which approximately $.9 million was accrued as of July 31, 2010.  Net cash outflow on long-term debt and capital lease obligations was $.3 million due mainly to the repayment of $.5 million on a loan at the Parent Company.  Distributions to noncontrolling interests during the first six months of fiscal year 2011 were approximately $.4 million. The Company purchased treasury stock in the amount $.3 million during the first six months of fiscal year 2011.

The Company maintains an unsecured line of credit available for working capital and letters of credit of $20.2 million at interest rates ranging from 3% to 5% at January 29, 2011.  Other lines are available solely for letters of credit in the amount of $13.5 million.  The Company guarantees the line of credit of Walsh.  Its lenders have reaffirmed the Company’s lines of credit within the past twelve months.  At January 29, 2011 and July 31, 2010 the Company had letters of credit outstanding totaling approximately $5.0 million and $4.9 million, respectively.   After letters of credit and loans, there was $28.7 million of availability under the lines of credit at January 29, 2011.  The Company believes that cash flows from operations and borrowings against the lines of credit will be sufficient to cover all working capital requirements for at least the next twelve months and the foreseeable future.

Results of Operations

Revenue

Second Quarter and Year to Date 2011 vs 2010

Revenue for the second quarter of fiscal year 2011 was $41.8 million, an increase of $10.8 million from the $31.1 million reported for the second quarter of fiscal year 2010.  The increase was mainly attributable to increased work levels at the Parent Company.  The Parent Company reported revenues $23.4 million for the second quarter of 2011, an increase of $6.0 million or 34% from the $17.4 million reported in the second quarter of fiscal year 2010 attributable to work performed on contracts in the Company’s energy and international sectors which was slightly offset by decreases in work in the federal government and state sectors.  The formation of ECSI in August 2010, contributed revenue of $1.2 million for the second quarter of fiscal year 2011.  The Company’s Chilean subsidiary Gestion Ambiental Consultores (GAC) reported revenue of $2.3 million during the second quarter of fiscal year 2011, an increase of $1.4 million or 156% from the $.9 million reported in the second quarter of fiscal year 2010.  The increase in revenue was attributable to increased work on contracts in the mining sector.

Revenues for the first six months of fiscal year 2011 were $84.0 million, an increase of $13.5 million from the $70.5 million reported for the first six months of fiscal year 2010.  Revenue at the Parent Company was $47.7 million during the first six months of fiscal year 2011, an increase of $8.7 million attributable to a significant increase in work performed on contracts in the Company’s energy and international sectors offset by smaller decreases in work in the federal government and state sectors.  The formation of ECSI contributed revenue of $2.6 million for the first six months of fiscal year 2011.  GAC reported revenue of $3.8 million during the first six months of fiscal year 2011, an increase of $2.0 million or 111% from the $1.8 million reported in the prior year.  The increase in revenue was attributable to increased work on contracts in the mining sector.  Walsh reported revenue of $21.1 million during the first six months of fiscal year 2011, a decrease of $1.9 million or 8% from the $23.0 million reported in the first six months of fiscal year 2010 mainly attributable to the completion of work associated with a large redevelopment project.

Income Before Income Taxes

Second Quarter and Year to Date 2011 vs 2010

The Company’s income before income taxes was $3.2 million for the second quarter of fiscal year 2011, an increase of $1.9 million from the $1.3 million reported in the second quarter of 2010.  Revenue less subcontract costs were $33.9 million, an increase of $8.8 million or 35% from the $25.1 million reported in the second quarter of the prior year.  Income from operations for the second quarter of fiscal year 2011 was $3.2 million, up 113% from the $1.5 million reported in second quarter of fiscal year 2010.  Indirect costs increased only $1.1 million during the second quarter of fiscal year 2011 attributable to increased staffing levels throughout the Company and the formation of ECSI.  ECSI reported indirect costs of $.7 million for the second quarter of fiscal year 2011.

The Company’s income before income taxes was $7.2 million for the first six months of fiscal year 2011, an increase of $2.7 million from the $4.5 million reported in the first six month of the prior year.  Revenue less subcontract costs were $68.8 million, an increase of $14.7 million or 27% from the $54.1 million reported in the prior year.  Income from operations for the first six months of fiscal year 2011 was $7.2 million, up 85% from the $3.9 million reported in first six months fiscal year 2010.   Indirect costs increased $1.8 million during the first six months of fiscal year 2011 attributable to increased staffing levels throughout the Company and the formation of ECSI.  ECSI reported indirect costs of $1.2 million for the first six months of fiscal year 2011.  The Company recorded a sale of land during the first quarter of fiscal year 2010 for a gain of $809,000 ($453,000 after tax) which positively impacted earnings by $.11 per share.

Income Taxes

The estimated effective tax rate for fiscal year 2011 is 35.9%, as compared to the estimated tax rate of 33.7% reported for the six months ended January 30, 2010 and 37.3% as reported for the fiscal year ended July 31, 2010.  The change in the estimated tax rate is a direct result of changes in taxable income levels in the various jurisdictions in which the Company operates.

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

Internal Controls

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended January 29, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.      Changes in Securities and Use of Proceeds

(e)  Purchased Equity Securities.  The following table summarizes the Company’s purchases of its common stock during the six month period ended January 29, 2011:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
August 1, 2010 – January 29, 2011	21,234	$12.18	21,234	178,766

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

Registrant filed a Form 8-K report on January 20, 2011 to report a Submission of Matters to a Vote of Security Holders.  The Company held its Annual Meeting of Stockholders.  At the meeting, stockholders elected two (2) Class A nominees and six (6) Class B nominees for election as Directors of the Company.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ecology and Environment, Inc.

Date: March 15, 2011	By:	/s/ H. John Mye III
H. John Mye III
Vice President, Treasurer and Chief Financial Officer – Principal Financial and Accounting Officer