Form 10-Q
period 2011-04-30
ECOLOGY & ENVIRONMENT INC
filed 2011-06-14
CIK 809933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended April 30, 2011

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to __________

Commission File Number 1-9065

ECOLOGY AND ENVIRONMENT, INC.
(Exact name of registrant as specified in its charter)

New York	16-0971022
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

368 Pleasant View Drive
Lancaster, New York	14086
(Address of principal executive offices)	(Zip code)

(716)  684-8060
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

At June 1, 2011, 2,596,534 shares of Registrant's Class A Common Stock (par value $.01) and 1,643,773 shares of Class B Common Stock (par value $.01) were outstanding.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

Ecology and Environment, Inc
Consolidated Balance Sheets

	April 30,	July 31,
	2011	2010
Assets	(Unaudited)	(Audited)

Current assets:
Cash and cash equivalents	$12,814,944	$14,347,194
Investment securities, available for sale	1,513,232	1,305,739
Contract receivables, net	56,987,590	47,096,456
Deferred income taxes	3,971,800	3,557,156
Other current assets	2,242,268	2,025,001

Total current assets	77,529,834	68,331,546

Property, building and equipment, net of accumulated
depreciation, $22,418,772 and $21,040,900	8,952,486	8,664,453
Deferred income taxes	1,274,033	1,291,297
Other assets	2,048,220	1,671,636

Total assets	$89,804,573	$79,958,932

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$8,007,211	$10,863,390
Accrued payroll costs	10,249,213	7,451,310
Income taxes payable	1,122,599	1,083,911
Current portion of long-term debt and capital lease obligations	1,429,293	928,027
Billings in excess of revenue	7,944,003	4,128,118
Other accrued liabilities	6,056,738	4,926,798

Total current liabilities	34,809,057	29,381,554

Income taxes payable	322,706	286,523
Deferred income taxes	289,531	289,531
Long-term debt and capital lease obligations	487,811	767,302
Commitments and contingencies (see note #12)	-	-

Shareholders' equity:
Preferred stock, par value $.01 per share;
authorized - 2,000,000 shares; no shares
issued	-	-
Class A common stock, par value $.01 per
share; authorized - 6,000,000 shares;
issued - 2,685,151 and 2,685,072 shares	26,851	26,850
Class B common stock, par value $.01 per
share; authorized - 10,000,000 shares;
issued - 1,708,574 and 1,708,653 shares	17,087	17,088
Capital in excess of par value	19,846,272	20,059,200
Retained earnings	29,912,352	25,800,803
Accumulated other comprehensive income	1,289,191	815,906
Treasury stock - Class A common, 88,617 and 136,461
shares; Class B common, 64,801 shares, at cost	(1,662,917)	(1,855,466)

Total Ecology and Environment, Inc. shareholders' equity	49,428,836	44,864,381
Noncontrolling interests	4,466,632	4,369,641

Total shareholders' equity	53,895,468	49,234,022

Total liabilities and shareholders' equity	$89,804,573	$79,958,932

The accompanying notes are an integral part of these consolidated financial statements.

Ecology and Environment, Inc.
Consolidated Statements of Income
Unaudited

	Three months ended		Nine months ended
	April 30,	May 1,	April 30,	May 1,
	2011	2010	2011	2010

Revenue	$41,355,534	$33,349,736	$125,560,118	$103,886,886

Cost of professional services and other direct operating expenses	15,624,627	11,460,818	48,766,310	35,076,531
Subcontract costs	7,834,196	6,478,668	23,003,558	22,887,420
Administrative and indirect operating expenses	11,173,563	9,537,563	31,821,627	28,022,714
Marketing and related costs	4,095,808	3,620,120	11,268,955	10,917,214
Depreciation and amortization	428,312	405,959	1,288,410	1,242,000

Income from operations	2,199,028	1,846,608	9,411,258	5,741,007
Interest expense	(81,497)	(62,236)	(253,369)	(173,123)
Interest income	18,154	24,395	93,351	87,764
Other income (expense)	47,682	(1,523)	39,499	(91,955)
Gain on sale of assets	232,194	-	290,526	809,200
Net foreign exchange gain (loss)	171,475	(26,316)	184,489	(66,827)

Income before income tax provision	2,587,036	1,780,928	9,765,754	6,306,066
Income tax provision	933,279	663,112	3,513,231	2,185,831

Net income	$1,653,757	$1,117,816	$6,252,523	$4,120,235

Net income attributable to noncontrolling interests	(224,373)	(370,473)	(1,206,552)	(1,738,187)

Net income attributable to Ecology and Environment, Inc.	$1,429,384	$747,343	$5,045,971	$2,382,048

Net income per common share: basic and diluted	$0.34	$0.18	$1.19	$0.57

Weighted average common shares outstanding: basic and diluted	4,236,993	4,193,010	4,222,759	4,150,193

The accompanying notes are an integral part of these consolidated financial statements.

Ecology and Environment, Inc
Consolidated Statements of Cash Flows
Unaudited

	Nine months ended
	April 30,	May 1,
	2011	2010

Cash flows from operating activities:
Net income	$6,252,523	$4,120,235
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	1,288,410	1,242,000
Provision for deferred income taxes	(397,380)	(353,250)
Share-based compensation expense	405,881	350,475
Tax impact of share-based compensation	-	102,737
Gain on sale of assets	(290,526)	(809,200)
Provision for contract adjustments	598,259	583,835
Bad debt expense	450,000	-
(Increase) decrease in:
- contract receivables	(9,355,472)	3,703,257
- other current assets	(123,997)	253,550
- income tax receivable	-	650,090
- other non-current assets	(125,135)	(50,461)
Increase (decrease) in:
- accounts payable	(2,220,679)	(5,395,638)
- accrued payroll costs	2,677,237	(370,673)
- income taxes payable	74,726	536,477
- billings in excess of revenue	3,815,885	(52,059)
- other accrued liabilities	866,138	(146,168)

Net cash provided by operating activities	3,915,870	4,365,207

Cash flows provided by (used in) investing activities:
Acquistion of noncontrolling interest of subsidiaries	(590,284)	(1,000,000)
Purchase of Lowham Engineering LLC	-	(200,000)
Purchase of Engineering Consulting Services, Inc., net of cash equivalents of $309,487	(790,513)	-
Purchase of property, building and equipment	(1,049,772)	(1,416,272)
Proceeds from sale of property and equipment	322,807	959,200
Purchase of investment securities	(227,092)	(46,941)

Cash used in investing activities	(2,334,854)	(1,704,013)

Cash flows provided by (used in) financing activities:
Dividends paid	(1,814,839)	(1,684,482)
Proceeds from debt	484,197	480,936
Repayment of debt and capital lease obligations	(813,093)	(352,436)
Distributions to noncontrolling interests	(615,366)	(755,338)
Proceeds from sale of subsidiary shares to noncontrolling interests	90,368	143,112
Purchase of treasury stock	(635,046)	-

Net cash used in financing activities	(3,303,779)	(2,168,208)

Effect of exchange rate changes on cash and cash equivalents	190,513	196,997

Net increase (decrease) in cash and cash equivalents	(1,532,250)	689,983
Cash and cash equivalents at beginning of period	14,347,194	16,571,186

Cash and cash equivalents at end of period	$12,814,944	$17,261,169

The accompanying notes are an integral part of these consolidated financial statements.

Ecology and Environment, Inc
Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income
Unaudited

							Accumulated
	Common Stock				Capital in		Other
	Class A		Class B		Excess of	Retained	Comprehensive	Treasury Stock		Noncontolling	Comprehensive
	Shares	Amount	Shares	Amount	Par Value	earnings	Income (loss)	Shares	Amount	Interest	Income

Balance at July 31, 2009	2,677,651	$ 26,776	1,716,074	$ 17,162	$ 20,093,952	$ 23,290,768	$ 441,965	307,091	$ (2,819,138)	$ 5,273,455	$ 6,517,228

Net income	-	-	-	-	-	4,257,607	-	-	-	2,299,060	6,556,667
Foreign currency translation adjustment	-	-	-	-	-	-	423,493	-	-	(59,236)	291,546
Cash dividends paid ($.42 per share)	-	-	-	-	-	(1,747,572)	-	-	-	-	-
Unrealized investment gain, net	-	-	-	-	-	-	23,159	-	-	-	23,159
Conversion of common stock - B to A	7,421	74	(7,421)	(74)	-	-	-	-	-	-	-
Issuance of stock under stock award plan	-	-	-	-	(372,172)	-	-	(42,675)	372,172	-	-
Share-based compensation expense	-	-	-	-	485,945	-	-	-	-	-	-
Tax impact of share based compensation	-	-	-	-	102,737	-	-	-	-	-	-
Sale of subsidiary shares to noncontrolling interests	-	-	-	-	-	-	-	-	-	227,562	-
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	(845,106)	-
Purchase of additional noncontrolling interests	-	-	-	-	(254,181)	-	(72,711)	(66,667)	616,670	(2,526,094)	-
Other	-	-	-	-	2,919	-	-	3,513	(25,170)	-	-

Balance at July 31, 2010	2,685,072	$ 26,850	1,708,653	$ 17,088	$ 20,059,200	$ 25,800,803	$ 815,906	201,262	$ (1,855,466)	$ 4,369,641	$ 6,871,372

Net income	-	-	-	-	-	5,045,971	-	-	-	1,206,552	6,252,523
Foreign currency translation adjustment	-	-	-	-	-	-	459,809	-	-	41,024	500,833
Cash dividends paid ($.22 per share)	-	-	-	-	-	(934,422)	-	-	-	-	-
Unrealized investment gain, net	-	-	-	-	-	-	(18,325)	-	-	-	(18,325)
Conversion of common stock - B to A	79	1	(79)	(1)	-	-	-	-	-	-	-
Repurchase of Class A common stock	-	-	-	-	-	-	-	42,423	(635,046)	-	-
Issuance of stock under stock award plan	-	-	-	-	(482,061)	-	-	(54,645)	482,061	-	-
Share-based compensation expense	-	-	-	-	405,881	-	-	-	-	-	-
Sale of subsidiary shares to noncontrolling interests	-	-	-	-	-	-	-	-	-	90,368	-
Issuance of shares to noncontrolling interests										667,000	-
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	(615,366)	-
Purchase of additional noncontrolling interests	-	-	-	-	(136,748)	-	31,801	(35,622)	345,534	(1,292,587)	31,801

Balance at April 30, 2011	2,685,151	$ 26,851	1,708,574	$ 17,087	$ 19,846,272	$ 29,912,352	$ 1,289,191	153,418	$ (1,662,917)	$ 4,466,632	$ 6,766,832

The accompanying notes are an integral part of these consolidated financial statements.

Ecology and Environment, Inc.
Notes to Consolidated Financial Statements

Summary of Operations and Basis of Presentation

The consolidated financial statements included herein have been prepared by Ecology and Environment, Inc., ("E & E" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature.  The Company follows the same accounting policies in preparation of interim reports. Although E & E believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in E & E's 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The consolidated results of operations for the nine months ended April 30, 2011 are not necessarily indicative of the results for any subsequent period or the entire fiscal year ending July 31, 2011.

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

Investment securities have been classified as available for sale and are stated at fair value. Unrealized gains or losses related to investment securities available for sale are reflected in accumulated other comprehensive income, net of applicable income taxes in the consolidated balance sheets and statements of changes in shareholders' equity. The cost of securities sold is based on the specific identification method. The Company had gross unrealized gains of approximately $17,000 and $36,000 at April 30, 2011 and July 31, 2010, respectively.

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

The following table presents the level within the fair value hierarchy at which the Company’s financial assets are measured on a recurring basis.

Financial assets as of April 30, 2011:

	Level 1	Level 2	Level 3	Total
Assets
Investment securities available for sale	56,194	1,457,038	---	1,513,232

Financial assets as of July 31, 2010:

	Level 1	Level 2	Level 3	Total
Assets
Investment securities available for sale	50,895	1,254,844	---	1,305,739

The carrying amount of cash and cash equivalents, contract receivables and accounts payable at April 30, 2011 and July 31, 2010 approximate fair value.  Long-term debt consists of bank loans and capitalized equipment leases. Based on the Company's assessment of the current financial market and corresponding risks associated with the debt, management believes that the carrying amount of long-term debt at April 30, 2011 and July 31, 2010 approximates fair value.  There were no financial instruments classified as level 3.

The availability of observable market data is monitored to assess the appropriate classification of financial instruments within the fair value hierarchy.  Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another.  In such instances, the transfer is reported at the beginning of the reporting period.  We evaluated the significance of transfers between levels based upon the nature of the financial instrument.  For the period ended April 30, 2011, there were no transfers in or out of levels 1, 2 or 3.

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

The financial statements of foreign subsidiaries located in highly inflationary economies are remeasured as if the functional currency were the U.S. dollar. The remeasurement of local currencies into U.S. dollars creates transaction adjustments which are included in net income. There were no highly inflationary economy translation adjustments for the nine months ended April 30, 2011 and the fiscal year ended July 31, 2010.

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

A tax position is a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions shall be recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position will be sustained. Tax positions that meet the more likely than not threshold should be measured using a probability weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. Whether the more-likely-than-not recognition threshold is met for a tax position, is a matter of judgment based on the individual facts and circumstances of that position evaluated in light of all available evidence.  The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in administrative and indirect operating expenses.  As of April 30, 2011 and July 31, 2010 the Company has not recognized any material positions in the consolidated financial statements.

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

k.	Goodwill

The total goodwill of approximately $1.2 million is subject to an annual assessment for impairment.  The Company’s most recent annual impairment assessment for goodwill was completed during the fourth quarter of fiscal year 2010. The results of this assessment showed that the fair values of the reporting units, using a discounted cash flow method, to which goodwill is assigned was in excess of the book values of the respective reporting units, resulting in no goodwill impairment. Goodwill is also assessed for impairment between annual assessments whenever events or circumstances make it more likely than not that an impairment may have occurred. The Company identified no events or changes in circumstances that necessitated an evaluation for an impairment of goodwill.  The Company recorded additional goodwill of $.2 million during the first six months of fiscal year 2011 related to the acquisition of Engineering Consulting Services Inc., LLC (ECSI). See Note 14 to Consolidated Financial Statements for additional information.

2.	Contract Receivables, net

	April 30, 2011	July 31, 2010

United States government -
Billed	$2,648,805	$2,445,658
Unbilled	2,532,910	3,528,728
	5,181,715	5,974,386

Industrial customers and state and municipal governments -
Billed	33,947,078	22,772,335
Unbilled	22,280,729	21,723,408
	56,227,807	44,495,743

Allowance for doubtful accounts and contract adjustments	(4,421,932)	(3,373,673)

	$56,987,590	$47,096,456

United States government receivables arise from long-term U.S. government prime contracts and subcontracts. Unbilled receivables result from revenues which have been earned, but are not billed as of period-end.  The above unbilled balances are comprised of incurred costs plus fees not yet processed and billed; and differences between year-to-date provisional billings and year-to-date actual contract costs incurred.  Included in the balance of receivables for industrial customers and state and municipal customers are receivables due under the contracts with organizations in Kuwait of $9.7 million and $3.0 million at April 30, 2011 and July 31, 2010, respectively which have generated the increase within the billed and unbilled balances.  Of the outstanding balances, approximately $2.0 million and $.7 million were included in billings in excess of revenue as of April 30, 2011 and July 31, 2010, respectively.  Management anticipates that the April 30, 2011 unbilled receivables will be substantially billed and collected within one year.   Within the above billed balances are contractual retainages in the amount of approximately $228,000 at April 30, 2011 and $546,000 at July 31, 2010. Management anticipates that the April 30, 2011 retainage balance will be substantially collected within one year.

3.	Line of Credit

The Company maintains an unsecured line of credit available for working capital and letters of credit of $20.5 million at interest rates ranging from 3% to 5% at April 30, 2011.  Other lines are available solely for letters of credit in the amount of $13.5 million.  The Company guarantees the line of credit of Walsh.  Its lenders have reaffirmed the Company’s lines of credit within the past twelve months.  At April 30, 2011 and July 31, 2010 the Company had letters of credit outstanding totaling approximately $4.1 million and $4.9 million, respectively.   After letters of credit and loans, there was $29.9 million of availability under the lines of credit at April 30, 2011.

4.	Debt and Capital Lease Obligations

Debt inclusive of capital lease obligations consists of the following:

	April 30, 2011	July 31, 2010

Various bank loans and advances at interest rates ranging from 5% to 14%	$1,675,659	$1,450,247
Capital lease obligations at varying interest rates averaging 11%	241,445	245,082
	1,917,104	1,695,329

Current portion of long-term debt and capital lease obligations	(1,429,293)	(928,027)

Long-term debt and capital lease obligations	$487,811	$767,302

The aggregate maturities of long-term debt and capital lease obligations at April 30, 2011 are as follows:

Amount

May 2011 – April 2012	$1,429,293
May 2012 – April 2013	342,111
May 2013 – April 2014	94,638
May 2014 – April 2015	35,776
May 2015 – April 2016	15,286
Thereafter	---
$1,917,104
5.	Income Taxes

The estimated effective tax rate for fiscal year 2011 is 36.0%, as compared to the estimated tax rate of 34.7% reported for the nine months ended May 1, 2010.

6.	Other Accrued Liabilities

	April 30, 2011	July 31, 2010

Allowance for contract adjustments	$3,805,225	$3,483,876
Other	2,251,513	1,442,922

	$6,056,738	$4,926,798

Included in other accrued liabilities is an allowance for contract adjustments relating to potential cost disallowances on amounts billed and collected in current and prior years' projects.  The allowance for contract adjustments is recorded for contract disputes and government audits when the amounts are estimatable.

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

The Company awarded 55,041 shares valued at approximately $.7 million in October 2010 pursuant to the Award Plan. These awards issued have a three year vesting period. The "pool" of excess tax benefits accumulated in Capital in Excess of Par Value was $225,000 at April 30, 2011 and July 31, 2010.   Total gross compensation expense is recognized over the vesting period. Unrecognized compensation expense was approximately $.8 million and $.6 million at April 30, 2011 and July 31, 2010, respectively.

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

On March 18, 2011 the Company purchased an additional equity of 5.5% of its majority owned subsidiary, Walsh Environmental Scientists & Engineers, LLC (Walsh), from noncontrolling shareholders for approximately $1,156,000.  The terms of the sale are the same as the purchase in fiscal year 2010, where the company paid one third in cash, one third in a two-year note, and issued E&E stock for the remaining one third of the sale price.  On December 27, 2010, the Company purchased an additional 1.2% of Walsh from noncontrolling shareholders for approximately $257,000.  Two thirds of the purchase price was paid in cash while the remaining one third was paid for with E&E stock.  On August 23, 2010, for approximately $1.1 million, the Company purchased assets and assumed liabilities from Engineering Consulting Services, Inc. and contributed them in exchange for a 60% ownership interest in the newly formed entity Engineering Consulting Services, Inc., LLC (ECSI).  As part of this transaction, the noncontrolling interest contributed the remaining 40% of the net assets which created a $667,000 noncontrolling interest in ECSI.

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

All other transactions with noncontrolling shareholders for the nine months ended April 30, 2011 and fiscal year ended July 31, 2010 were made at book value, which management believes approximates book value.

Effects of changes in E & E's ownership interest in its subsidiaries on E & E’s equity:

	Nine months ended April 30, 2011		Fiscal year ended July 31, 2010
Transfers to noncontrolling interest:
Sale of 160 Walsh common shares	$	---	$40,850
Sale of 196 Walsh common shares		---	50,040
Sale of 200 Lowham – Walsh common shares		---	52,222
Sale of 15,000 Walsh Peru common shares		---	84,450
Sale of 900 Gustavson common shares		62,451	---
Issuance of 667 ECSI common shares		667,000	---
Sale of 75 Lowham – Walsh common shares		27,917	---
Total transfers to noncontrolling interest		757,368	227,562

Transfers from noncontrolling interest:
Purchase of 182 Walsh common shares		---	(59,486)
Purchase of 7,343 Walsh common shares		---	(2,289,778)
Purchase of 11,000 Walsh Peru common shares		---	(126,830)
Purchase of 50 Gestion Ambiental Consultores common shares		---	(50,000)
Purchase of 20 Walsh common shares		(7,776)	---
Purchase of 496 Walsh common shares		(208,156)	---
Purchase of 2,205 Walsh common shares		(974,750)	---
Purchase of 243 Walsh common shares		(101,905)	---
Total transfers from noncontrolling interest		(1,292,587)	(2,526,094)

Net transfers from noncontrolling interest		$(535,219)	$(2,298,532)

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

10.	Earnings Per Share

The computation of basic earnings per share reconciled to diluted earnings per share follows:

	Three months ended		Nine months ended
	April 30, 2011	May 1, 2010	April 30, 2011	May 1, 2010

Total income available to common stockholders	$1,429,384	$747,343	$5,045,971	$2,382,048
Dividend declared	---	---	934,422	867,155
Undistributed earnings	1,429,384	747,343	4,111,549	1,514,893

Weighted-average common shares outstanding (basic)	4,236,993	4,193,010	4,222,759	4,150,193

Distributed earnings per share	$.34	$.18	$.22	$.21
Undistributed earnings per share	---	---	.97	.36
Total earnings per share	.34	.18	1.19	.57

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

Effective August 1, 2009, the Company has determined that its unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities. These securities shall be included in the computation of earnings per share pursuant to the two-class method. The resulting impact was to include unvested restricted shares in the basic weighted average shares outstanding calculation.

11.	Segment Reporting

Segment information for nine months ended April 30, 2011 approximates the following:

Geographic information:

	Revenue (1)	Gross Long- Lived Assets

United States	$83,476,000	$26,542,000
Foreign countries	42,084,000	4,829,000

(1)  Revenues are attributed to countries based on the location of the customers. Revenues in foreign countries includes $7.7 million in Kuwait and $13.3 million in Peru.
Segment information for nine months ended May 1, 2010 approximates the following:

Geographic information:

	Revenue (1)	Gross Long- Lived Assets

United States	$73,773,000	$25,787,000
Foreign countries	30,113,000	3,156,000

(1)  Revenues are attributed to countries based on the location of the customers. Revenues in foreign countries includes $3.2 million in Kuwait and $13.8 million in Peru.

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

13.	Supplemental Cash Flow Information Disclosure

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  Cash paid for interest amounted to approximately $240,000 and $224,000 for the nine month period ended April 30, 2011 and fiscal year ended July 31, 2010, respectively.  Cash paid for income taxes amounted to approximately $3.1 million and $1.5 million for the nine month period ended April 30, 2011 and fiscal year ended July 31, 2010, respectively.  Of the $1.8 million in dividends paid by the Company in the nine month period ended April 30, 2011, approximately $.9 million was accrued in other accrued liabilities as of July 31, 2010.  Of the $1.7 million in dividends paid by the Company in the nine month period ended May 1, 2010, approximately $.8 million was included in other accrued liabilities as of July 31, 2009.

On March 18, 2011 the Company purchased an additional equity of 5.5% of its majority owned subsidiary Walsh from noncontrolling shareholders for approximately $1,156,000.  The Company paid one third in cash, one third in a two-year note, and issued E&E stock for the remaining one third of the sale price.  On December 27, 2010, the Company purchased an additional 1.2% of its majority owned subsidiary Walsh for approximately $257,000.  Two thirds of this purchase price was paid in cash while the remaining one third was paid for with E & E stock.  On August 23, 2010, the Company purchased a 60% ownership in the assets held by ECSI.  The Company paid $1.0 million in cash for this ownership interest, and the noncontrolling partnership group ECSI, Inc. contributed cash, other assets, and liabilities for its 40% ($667,000) noncontrolling share of the new entity.

14.	Transactions

On August 23, 2010, the Company purchased a 60% ownership interest in a newly formed entity ECSI, LLC.  This is a Lexington, Kentucky based engineering and environmental consulting services company that specializes in mining work.  The Company paid $1.0 million in cash for its 60% ownership interest, and the noncontrolling partnership group, ECSI, Inc., contributed cash, other assets, and liabilities for its 40% ownership share.  The operating agreement contains a priority profit allocation between the Company and ESCI, Inc. for the first five years of operation.  Additionally, in connection with the agreement, the Company has restricted for issuance $.1 million of shares to be awarded to a key employee over a 5 year period, of which the first 20% vested on August 13, 2010.

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

On January 27, 2011 the company entered into an agreement with the Economic & Social Association of Retired Servicemen and Veterans to sell all of the assets of the Jordanian Fish Farm (AMARACO).  The sale price for the farm was 230,000 Jordanian Dinars (~$322,000 USD) in cash, which was received in the third quarter.  The company has realized a gain of approximately $290,000 on the sale of the fish farm.

In addition to other immaterial transactions during the year, on March 18, 2011 the Company acquired another 5.5% of its majority owned subsidiary Walsh Environmental Scientists & Engineers, LLC.  The terms of the sale are the same as the purchase in fiscal year 2010, where the Company paid one third in cash, one third in a two year note, and issue E&E stock for the remaining one third of the sale price.  With this purchase E&E’s ownership share in Walsh was increased to approximately 84% of that company.  The total purchase price was approximately $1,156,000.

15.	Recent Accounting Pronouncements

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

Liquidity and Capital Resources

Operating activities provided $3.9 million of cash during the first nine months of fiscal year 2011.  This was mainly attributable to the reported $6.3 million in net income, an increase in accrued payroll costs, an increase in billings in excess of revenue and an increase in other accrued liabilities.  Billings in excess of revenue increased $3.8 million during the first nine months of fiscal year 2011mainly attributable to balances on contracts with organizations in Kuwait and contracts at the majority owned subsidiary E&E do Brasil.  Accrued payroll costs increased $2.7 million during the first nine months due to an additional week of payroll accrued at Ecology and Environment, Inc. (Parent Company) at April 30, 2011.  Other accrued liabilities increased $.9 million during the first nine months of fiscal year 2011.  Offsetting these was an increase in contract receivables and a decrease in accounts payables.  Contract receivables increased $9.4 million during the first nine months of fiscal year 2011 due to increased receivables from contracts in the Middle East and the formation of Ecology and Environment, Inc.’s ("E&E" or the "Company") subsidiary Engineering Consulting Services Inc., LLC (ECSI) during the first quarter of the current fiscal year.  The Company believes these will be collected.  Accounts payable decreased $2.2 million during the first nine months of fiscal year 2011 primarily due to the decreased subcontracted work.

Investment activities consumed $2.3 million of cash during the first nine months of fiscal year 2011 mainly attributable to the Company’s acquisition of $.6 million of noncontrolling interest from its subsidiaries, the Company’s $1.1 million ($.8 million net ) purchase of ECSI and the purchases of property, building and equipment of $1.0 million during the first nine months of fiscal year 2011.

Financing activities consumed $3.3 million of cash during the first nine months of fiscal year 2011.  The Company paid dividends in the amount of $1.8 million of which approximately $.9 million was accrued as of July 31, 2010.   Distributions to noncontrolling interests during the first nine months of fiscal year 2011 were approximately $.6 million. The Company purchased treasury stock in the amount $.6 million during the first nine months of fiscal year 2011.  Net cash outflow on long-term debt and capital lease obligations was $.3 million due mainly to the repayment of $.5 million on a loan at the Parent Company.

The Company maintains an unsecured line of credit available for working capital and letters of credit of $20.5 million at interest rates ranging from 3% to 5% at April 30, 2011.  Other lines are available solely for letters of credit in the amount of $13.5 million.  The Company guarantees the line of credit of Walsh.  Its lenders have reaffirmed the Company’s lines of credit within the past twelve months.  At April 30, 2011 and July 31, 2010 the Company had letters of credit outstanding totaling approximately $4.1 million and $4.9 million, respectively.   After letters of credit and loans, there was $29.9 million of availability under the lines of credit at April 30, 2011.  The Company believes that cash flows from operations and borrowings against the lines of credit will be sufficient to cover all working capital requirements for at least the next twelve months and the foreseeable future.

Results of Operations

Revenue

Third Quarter and Year to Date 2011 vs 2010

Revenue for the third quarter of fiscal year 2011 was $41.4 million, an increase of $8.1 million from the $33.3 million reported for the third quarter of fiscal year 2010.  Revenue at the Parent Company was $25.0 million during the third quarter of fiscal year 2011, an increase of $5.1 million attributable to work performed on contracts in the Company’s energy and international sectors offset by decreases in work in the state sector.  The inclusion of ECSI, formed in August 2010, contributed revenue of $1.4 million for the third quarter of fiscal year 2011.  The Company’s Chilean subsidiary Gestion Ambiental Consultores (GAC) reported revenue of $1.9 million during the third quarter of fiscal year 2011, an increase of $1.0 million or 111% from the $.9 million reported in the third quarter of fiscal year 2010 due to increased work in mining and extractive industries.

Revenues for the first nine months of fiscal year 2011 were $125.6 million, an increase of $21.7 million from the $103.9 million reported for the first nine months of fiscal year 2010.  Revenue at the Parent Company was $72.6 million during the first nine months of fiscal year 2011, an increase of $13.8 million attributable to a significant increase in work performed on contracts in the Company’s energy and international sectors offset by smaller decreases in work in the federal government and state sectors.  The formation of ECSI contributed revenue of $4.0 million for the first nine months of fiscal year 2011.  GAC reported revenue of $5.7 million during the first nine months of fiscal year 2011, an increase of $3.0 million or 111% from the $2.7 million reported in the prior year.  The increase in revenue was attributable to increased work on contracts in mining and extractive industries.  Walsh reported revenue of $29.7 million during the first nine months of fiscal year 2011, a decrease of $2.2 million or 7% from the $31.9 million reported in the first nine months of fiscal year 2010 mainly attributable to the completion of work associated with a large redevelopment project completed in the second quarter of fiscal year 2010.

Income Before Income Taxes

Third Quarter and Year to Date 2011 vs 2010

The Company’s income before income taxes was $2.6 million for the third quarter of fiscal year 2011, an increase of $.8 million from the $1.8 million reported in the third quarter of 2010.  Income from operations for the third quarter of fiscal year 2011 was $2.2 million, up 22% from the $1.8 million reported in third quarter of fiscal year 2010.  These increases were mainly attributable to the increased energy market work in the Parent Company.  Indirect costs increased $1.8 million during the third quarter of fiscal year 2011 mainly attributable to the formation of ECSI and increased marketing costs at the Parent Company and increased staffing at the Company’s majority owned subsidiary E&E do Brasil.  ECSI reported indirect costs of $.7 million for the third quarter of fiscal year 2011.

The Company’s income before income taxes was $9.8 million for the first nine months of fiscal year 2011, an increase of $3.5 million from the $6.3 million reported in the first nine month of the prior year.  Revenue less subcontract costs were $102.1 million, an increase of $22.0 million or 27% from the $80.1 million reported in the prior year.  Income from operations for the first nine months of fiscal year 2011 was $9.4 million, up 65% from the $5.7 million reported in first nine months fiscal year 2010.  These increases were mainly attributable to the increased energy market work in the Parent Company.  Indirect costs increased $3.7 million during the first nine months of fiscal year 2011 attributable to increased staffing levels and business development costs throughout the Company and the inclusion of ECSI’s indirect costs of $1.8 million for the first nine months of fiscal year 2011.  The Company recorded a sale of land during the first quarter of fiscal year 2010 for a gain of $809,000 ($453,000 after tax) which positively impacted earnings by $.11 per share compared to a $290,000 gain on the sale of the assets of AMARCO in current fiscal year.

Income Taxes

The estimated effective tax rate for fiscal year 2011 is 36.0%, as compared to the estimated tax rate of 34.7% reported for the nine months ended May 1, 2010 and 37.3% as reported for the fiscal year ended July 31, 2010.  The change in the estimated tax rate is a direct result of changes in taxable income levels in the various jurisdictions in which the Company operates.

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

Changes in Corporate Entities

On March 18, 2011 the Company purchased an additional equity of 5.5% of Walsh from noncontrolling shareholders for approximately $1,156,000.  The terms of the sale are the same as the purchase in fiscal year 2010, where the company paid one third in cash, one third in a two-year note, and issued E&E stock for the remaining one third of the sale price.  With this purchase E&E’s ownership share in Walsh increased to approximately 84% of that company.

On December 27, 2010, the Company purchased an additional 1.2% of Walsh from noncontrolling shareholders for approximately $257,000.  Two thirds of the purchase price was paid in cash while the remaining one third was paid for with E&E stock.  With this purchase, E&E’s ownership share in Walsh increased to approximately 77%.

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

Internal Controls

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended April 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On February 4, 2011 the Chico Mendes Institute of Biodiversity Conservation of Brazil (the “Institute”) issued a Notice of Infraction to Ecology and Environment do Brasil LTDA (“E&E Brasil”).  E&E Brasil is a 51 percent majority-owned subsidiary of Ecology and Environment, Inc.  The Notice of Infraction concerns the taking and collecting species of wild animal specimens without authorization by the competent authority and imposes a fine of 520,000 Reals, which has a value of approximately $300,000 USD.  No claim has been made against Ecology and Environment, Inc.  The Institute has also filed Notices of Infraction against four employees of E&E Brasil alleging the same claims and imposes fines against those individuals that, in the aggregate, are equal to the fine imposed against E&E Brasil.  E&E Brasil has filed administrative responses with the Institute for itself and its employees that: (a) denies the jurisdiction of the Institute, (b) states that the Notice of Infraction is constitutionally vague and (c) affirmatively stated that E&E Brasil had obtained the necessary permits for the surveys and collections of specimens under applicable Brazilian regulations and that the protected conservation area is not clearly marked to show its boundaries.  At this time, E&E Brasil has not received a reply from the Institute to its administrative responses.  The Company believes that these administrative proceedings in Brazil will not have an adverse material effect upon the operations of the Company.

Item 2.	Changes in Securities and Use of Proceeds

(e)  Purchased Equity Securities.  The following table summarizes the Company’s purchases of its common stock during the six month period ended April 30, 2011:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
August 1, 2010 – April 30, 2011	42,423	$15.08	42,423	157,577

Item 3.	Defaults Upon Senior Securities

The Registrant has no information for Item 3 that is required to be presented.

Item 4.	Submission of Matters to a Vote of Security Holders

The Registrant has no information for Item 4 that is required to be presented.

Item 5.	Other Information

The Registrant has no information for Item 5 that is required to be presented.

Item 6.      Exhibits and Reports on Form 8-K

(a)	- 31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
- 31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
- 32.1 Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
- 32.2 Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Registrant filed a Form 8-K report on October 29, 2010 to announce the issuance of a press release setting forth its results of operations and financial condition for the year ending July 31, 2010.

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

Ecology and Environment, Inc.

Date: June 14, 2011	By:	/s/ H. John Mye III
H. John Mye III
Vice President, Treasurer and Chief Financial Officer – Principal Financial and Accounting Officer