Form 10-K
period 2011-07-31
ECOLOGY & ENVIRONMENT INC
filed 2011-10-31
CIK 809933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended July 31, 2011

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to __________

Commission File Number 1-9065

ECOLOGY AND ENVIRONMENT, INC.
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	16-0971022 (IRS Employer Identification Number)

368 Pleasant View Drive, Lancaster, NY (Address of principal executive offices)	14086 (Zip code)

716-684-8060 (Registrant's telephone number, including area code)
Securities Registered Pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Class A Common Stock par value $.01 per share	NASDAQ Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑

Exhibit Index on Page 50

The aggregate market value of the Class A Common Stock held by non-affiliates as of January 29, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter) was $37,293,225. This amount is based on the closing price of the registrant’s Class A Common Stock on the National Association of Securities Dealers Automated Quotations (NASDAQ) Stock Market for that date. Shares of Class A Common Stock held by the executive officers and directors of the registrant are not included in this computation.

As of September 30, 2011, 2,535,504 shares of the registrant's Class A Common Stock, $.01 par value (the "Class A Common Stock") were outstanding, and 1,643,773 shares of the registrant's Class B Common Stock, $.01 par value (the "Class B Common Stock") were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Registration Statement on Form S-1, as amended by Amendment Nos. 1 and 2 (Registration No. 33-11543) as well as portions of the Company's Form 10-K for fiscal years ended July 31, 2002, 2003, 2004 and 2010 are incorporated by reference in Part IV of this Form 10-K.

PART 1

Item 1.	Business

General

Ecology and Environment, Inc., (“E&E” or “Company”) is a global broad-based environmental consulting firm whose underlying philosophy is to provide professional services worldwide so that sustainable economic and human development may proceed with minimum negative impact on the environment. The Company’s staff is comprised of individuals representing 85 scientific, engineering, health, and social disciplines working together in multidisciplinary teams to provide innovative environmental solutions. The Company has completed more than 50,000 projects for a wide variety of clients in 113 countries, providing environmental solutions in nearly every ecosystem on the planet.

The Company was incorporated in February 1970 and its principal offices are located at 368 Pleasant View Drive, Lancaster, New York, and its telephone number is 716-684-8060.

START Contracts

In December 2005, the United States Environmental Protection Agency (EPA) awarded the Company a contract known as START III to provide continuing support to the EPA Region 10. This is a combination time and materials/cost plus contract with a base term of three years plus options for an additional four years. Total maximum value is $49.0 million over the seven years. As of July 31, 2011 the Company has recognized revenue of approximately $27.8 million under this contract.

In May 2008, the EPA awarded the Company a second START contract to provide technical support in Region 9 which covers the four state area of California, Nevada, Arizona, Hawaii, and U.S. territories in the Pacific. The contract has a two year base period and two 18 month option periods. With all option years and access to an increased capacity pool to support EPA in the event of an incident of national significance, the maximum value of the contract is $64.0 million over the five year period. As of July 31, 2011, the Company has recognized revenue of approximately $15.6 million under this contract.

These contracts contain termination provisions under which the EPA may, without penalty, terminate the contract upon written notice to the Company. In the event of termination, the Company would be paid only termination costs in accordance with the contract. The Company has never had a contract terminated by the EPA.

Task Order Contracts

The Company has numerous task order contracts with state and federal governmental agencies which contain indefinite order quantities and/or option periods ranging from two to ten years. The maximum potential revenues included in these contracts is approximately $200.3 million.

Environmental Consulting Services

The Company’s staff is comprised of individuals with advanced degrees representing scientific and engineering disciplines working together in multidisciplinary teams to provide innovative solutions. E&E’s staff includes engineers; geologists, hydrologists, and other physical scientists; environmental and urban planners; and specialists in the life, health, and social sciences.  The Company has rendered consulting services to commercial and government clients in a variety of service sectors, such as the following:

Energy

New technology and increasing demand and accountability for more sustainable use of resources presents complex challenges to energy developers and providers. To keep pace with escalating energy needs worldwide, E&E supports all phases of energy development by conducting critical feature/fatal flaw analyses, environmental impact assessments, feasibility and siting studies, and permitting.  In response to the increasing monetary, environmental, and social costs of energy, the Company promotes the use of clean energy technologies in an age where energy infrastructure development is critical to world economic growth and improving quality of life.

•	Electric Transmission

To keep pace with increased energy needs, as well as support the needed backup to the world’s aging critical infrastructure, E&E works with energy industry clients through all aspects of development, generation, and transmission.  The Company performs site screening and alternative selection; analyzes environmental impacts; and acquires needed certificates, approvals, and permits for electric transmission facilities worldwide to bring renewable energy from its source to regional population centers.

•	Pipelines

E & E has provided the pipeline industry with environmental support for 35 years.  The Company’s extensive experience includes route selection; field support and survey, such as wetland delineation and endangered species surveys; regulatory compliance and permit support, including preparation of erosion control plans for submission to state agencies, Section 10 of the Rivers and Harbors Act and Section 404 of the Clean Water Act permits for submission to the United States Army Corps Engineers, and Federal Energy Regulatory Commission (FERC) 7(c) filings; and preparation of environmental monitoring and restoration plans, including development of quality assurance specifications.

•	Unconventional Natural Gas Development

Recent advances in gas drilling techniques have opened “shale gas” reserves for development.  E & E has positioned itself to respond to industry demands for permitting well development and take away pipelines required to move shale gas to market.  The Company is currently working in the Marcellus and Barnett Shale Gas Reserves.

•	Offshore Energy

The need to incorporate environmental and social considerations into the planning, design, construction, and operation of offshore energy infrastructure is essential considering key issues such as the expanding use of marine locations for energy production/transportation and the use conflict and impacts on critical resources such as marine mammals, commercial and recreational fisheries, seafood safety, water quality, and other recreational uses. E & E supports projects involving oil and gas exploration and production; subsea pipelines; deepwater oil ports; liquefied natural gas (LNG) import terminals; and, most recently, projects involving components of offshore wind, wave, current, and tidal power subsea electrical transmission.  The Company prepares third-party EISs/EIAs, Deepwater Port applications, and FERC ERs; performs siting/feasibility studies, plankton surveys, marine mammal acoustic impact modeling, dredging impact studies, coastal zone consistency evaluations, risk assessments, and marine vessel traffic studies; and develops and implements comprehensive plans for stakeholder engagement/outreach.

•	Wind Energy

The worldwide desire to develop alternative energy has sparked explosive growth in the wind energy market. Although wind power is widely regarded as a low impact, renewable energy source, public concerns over land use, visual quality, noise, and biological impacts sometimes emerge, and environmental impacts must be addressed to obtain permits.  E & E attends to these concerns by providing strategic consulting in all facets of environmental permitting and compliance; environmental evaluation; T/E species, avian, and bat surveys; visual resources, noise aesthetics, archaeological, and land use studies.  The Company’s civil engineering support services include design of structure foundations and roadways and coordination for gathering line placement, substation, and transmission line requirements.  In addition, the Company recognizes that public outreach efforts are an important component of any wind power project and, therefore, maintains in-house public relations experts and graphic artists, who work as an integrated team to design outreach programs geared toward landowners and officials.

•	Solar Energy

Sustained growth in solar energy development will be increasingly important as we look to supply clean domestic power in the coming years.  Developers and providers are facing complex challenges as new technologies emerge and the demand for new renewable energy increases.  E & E supports all phases of solar energy development by providing strategic consulting services.  We conduct environmental impact assessments, feasibility and siting studies, permitting and due diligence audits; prepare environmental documentation and permit applications; and identify and track state and federal compliance issues affecting facility development and operation.

•	Geothermal Energy

Geothermal energy as a source of base load power is widely recognized as a clean and safe alternative to nonrenewable energy sources.  However, construction of a geothermal power plant comes with the potential for adverse effects on land stability within the region surrounding the project, as well as other socioeconomic concerns. E & E offers planning and consulting services to address environmental and socioeconomic impacts associated with geothermal energy development.

•	Nuclear Energy

With the focus on reduced carbon emissions, there is a renewed interest in nuclear power worldwide.  The U. S. Nuclear Regulatory Commission (NRC) has received over 20 early site permits or combined license applications to build nuclear power plants and over half of the operating plants have applied for license extensions.  E & E is helping clients through the environmental hurdles of the licensing process by performing siting studies and environmental investigations and preparing environmental reports.

•	Carbon Capture and Sequestration

The ability to address CO2 impacts is one of the most critical and difficult environmental issues facing our power-generation clients today. E & E assists its clients to navigate the deregulated power industry and expedite the permitting process with a thorough understanding of the environmental and regulatory requirements (federal and state) associated with carbon capture and sequestration (CCS), including geologic investigation, deep well construction, power plant and pipeline sitting and construction and long-term CO2 storage.

Natural Resource Management/Restoration

E & E’s approach to restoration design focuses on mimicking natural systems in form, function, and process—developing practical strategies for sustainable design and uplift.  The Company conceives and designs environmental restoration projects that restore affected habitat through the efficient and innovative integration of biological and engineering solutions. E & E assists its clients in meeting their goals through the application of restoration measures to mine reclamation, contaminated sediment remediation, land development strategies, recreational planning, comprehensive watershed planning, and threatened and endangered species protection.

Green Programs

E & E seeks to take actions against greenhouse gases (GHGs), global warming, and climate change, both within our internal operations and throughout our line of associated services.  The Company’s environmental sustainability services and green programs include an array of offerings to increase eco-efficiency and environmental performance while reducing operating costs. E & E offers knowledge-based consulting services to assist its clients establish an environmental focus and incorporate green elements into their organization’s culture. The Company’s approach to addressing these issues applies to a variety of organizations, including corporations, government agencies, colleges and universities, school districts, offices buildings, healthcare facilities, military bases, hotels, high-end homes, retail stores, and the hospitality/tourism industry.

•	GreenRide®

One of the chief sources of GHG emissions is vehicular traffic. E & E’s innovative Web-based rideshare application reduces automobile dependency and promotes use of alternative transportation. The program was designed by E & E to encourage carpooling as a method of improving air quality, reducing traffic congestion, and conserving fuel.  GreenRide helps users find carpool partners by searching for other users who live nearby and have similar schedules and commuting needs. To date, there are 55 GreenRide® systems installed in 22 states, making our technology available to over 39 million U.S. residents.

•	Green Buildings

The Company provides consulting services to builders and developers relating to understanding environmental sustainability concepts within the context of an office building, school, hospital, or college/university setting.  Saving energy and natural resources is a critical issue from an operational-cost standpoint, and is often just as important in terms of maintaining a positive public image. E & E supports the United States Green Building Council’s LEED® programs by offering certification application assistance and green building project planning and consulting.  The Company’s energy consultants develop methods for incorporating sustainable practices into daily operations, helping building managers track progress, quantify reduction in energy usage and solid waste, improve indoor air quality and landscape ecology, and develop programs for composting/recycling and transportation.  E & E’s Green Building Program typically saves clients between 10 to 30 percent on energy and related costs each year—savings that will more than pay for the cost of the program and the positive environmental impacts that result.

In 2011, E & E’s global corporate headquarters building, one of the oldest LEED® Platinum buildings in the world, continued to realize reduced energy consumption and substantial cost savings through facility and operational improvements combined with a program for employee awareness and involvement.

•	Energy Efficiency and GreenMeter®

The Company’s Certified Energy Managers and sustainability professionals help our clients achieve significant reductions in energy and other resource consumption both through innovative design and improved operations of buildings and communities.

GreenMeter, E & E’s new dynamic energy-tracking and management system, is designed for schools, businesses, universities, and commercial buildings and offers a unique, easy-to-use approach to collecting, storing, and displaying near real-time energy consumption.  The application is coupled with analysis and solutions, helping to further decrease a building’s costs associated with energy consumption.

•	GHG Inventory and Verification

E & E provides strategic guidance to help guide our clients through the shifting carbon landscape. The Company offers expertise in GHG and climate change technical support, financial analysis, strategy and policy development, health and risk assessment, and legal analysis. E & E is an approved provider of technical assistance and certification services for California Climate Action Registry (CCAR), an approved aggregator of emission offsets for the Chicago Climate Exchange (CCX), and a founding member of The Climate Registry (TCR).

•	Climate Action Planning

Volatile energy markets, limited natural resources and climate change are revolutionizing the way we build and operate the places in which we live and work. There is an urgent need to quantify human impacts so that sustainability planning can control and mitigate the effects of the built environment. E & E addresses this through the identification of major effects of climate change and provision of strategies to mitigate those effects.

Planning

•	Environmental Planning and Assessment

E & E has provided environmental evaluation services to both the government and private sectors for more than 35 years, helping clients to meet the requirements of the National Environmental Policy Act (NEPA) and other state environmental laws.  The Company evaluates and develops methods to avoid or mitigate potential environmental impacts of a proposed project and to help ensure that the project complies with regulatory requirements.  E & E’s services include air and water quality analysis, terrestrial and aquatic biological surveys, threatened and endangered species surveys and wetland delineations, social economic studies, transportation analyses and land use planning.  In addition, the Company’s stakeholder engagement/public participation capabilities and resources ensure project success through completion.

•	Military Master Planning

In response to the advances seen in military master planning under taken by the Department of Defense (DOD) over the past few years, E & E has developed a team of experienced professionals in the areas of real property master planning, military programming, geospatial data and systems support, database management, and water resources planning.  Through the Company’s experience with modern military facility planning, E & E develops technologically advanced military master planning tools by leveraging the latest in GIS and information technology.  The Company assists DOD installations in reducing their environmental footprint while sustaining mission requirements and maintaining positive relationships with the surrounding communities.

Emergency Planning and Management

Recent events around the world involving terrorism, bioterrorism, and natural disasters have raised the concern for public health and safety as well as environmental protection.  E & E provides logistical support, emergency response/management services, and comprehensive planning to support businesses and state, county, and municipal governments in all phases of incident management, including preparedness, mitigation, response, and recovery.  In providing these multifaceted services, the Company determines local vulnerabilities/hazards, the in-place resources/assets to address those hazards, and the thoroughness and shortcomings of existing emergency management plans—all in the context of applicable state and federal laws and regulations.  E & E draws upon its understanding of and real-life experience using guidelines such as the National Response Plan (NRP), National Incident Management System (NIMS), Homeland Security Exercise and Evaluation Program (HSEEP), and Hospital Emergency Incident Command System (HICS) to support businesses, state government agencies, and communities in their emergency planning/preparedness and response activities.

Hazardous Material Services

E & E has conducted hazardous waste site evaluations throughout the United States, providing site investigation, engineering design, and operation and maintenance for a wide range of industrial and governmental clients. The Company inventories and collects sample materials on site and then evaluates waste management practices, potential off-site impacts, and liability concerns.  E & E then designs, implements, and monitors associated cleanup programs. The Company’s field investigation services primarily involve the development of work plans, health and safety plans, and quality assurance/quality control plans to govern and conduct field investigations to define the nature and extent of contaminants at a site.  After field investigation services have been completed and the necessary approvals obtained, the Company’s engineering specialists develop plans and specifications for remedial cleanup activities.  This work includes development of methods and standard operating procedures to assess contamination problems; and to identify, develop, and design appropriate pollution-control schemes.  Alternative cleanup strategies are evaluated and conceptual engineering approaches are formulated.  The Company also provides supervision of actual cleanup or remedial construction work performed by other contractors.

International

With over 40 years’ experience providing the above-listed services on a worldwide level, the Company now has partners in over 30 countries and has completed more than 50,000 major environmental assignments in 113 countries worldwide. With an understanding of cultural, political, economic, operational, and legal factors that influence the solution to a given environmental problem, E & E aids international governments and lending institutions in their efforts to advance institutional systems for environmental management. The Company has completed assignments involving environmental assessment; management and financial planning; institutional strengthening and standards development; water supply and development; wastewater treatment; and solid waste project construction supervision.  More recently, issues of public health, sustainability, and social and economic development have been added to that portfolio.

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

E & E offers services to address issues organizations may have as a result of this global pandemic, including: pandemic influenza response and preparedness plans, media roundtables, comprehensive emergency plans, all-hazards plans, school crisis plans, crisis communications plans, continuity of operations plans, gap/needs assessments, and client-specific exercises and scenarios.

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

•
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

In 1990, comprehensive changes were made to the Clean Air Act, which fundamentally redefined the regulation of air pollutants. The Clean Air Act Amendments of 1990 created a flurry of federal and state regulatory initiatives and industry responses which require the development of detailed inventories and risk management plans, as well as the acquisition of facility wide, rather than source specific, air permits. Complementary changes have also been integrated into the RCRA Boilers and Industrial Furnace (“BIF”) regulatory programs calling for upgraded air emission controls, more rigorous permit conditions and the acquisition of permits and/or significant permit modifications. The Company assists public and private clients in the development of air permitting strategies and the preparation of permit applications. E & E also prepares the technical studies and engineering documents (e.g., air modeling, risk analysis, design drawings) necessary to support permit applications.

•	Safe Drinking Water Act of 1996 (“SDWA”) And Clean Water Act (“CWA”)

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

The Company’s operations are also influenced by other federal, state, and international laws and regulations protecting the environment. In the U.S. market, other regulatory rules and provisions that influence Company operations, in addition to those discussed above, are the Atomic Energy Act (“AEA”), and the Oil Pollution Control Act (“OPA”). Examples of services provided by the Company as a result of these laws include the development of spill prevention control and emergency prevention procedures, as well as countermeasure plans for various facilities potentially affecting human health and the environment. Related laws such as the Occupational Safety and Health Act ("OSHA"), which regulates exposures of employees to toxic chemicals and other physical agents in the workplace, also have a significant impact on E & E operations. An example is the process safety regulation issued by the Occupational Safety and Health Administration which requires safety and hazard analysis and accidental release contingency planning activity to be performed if certain chemicals are used in the work place.

Internationally, since many overseas markets remain “undeveloped” when compared with that of the United States and other western countries, the Company’s expanding operations in these markets are primarily influenced by environmental laws focusing on infrastructure, development, and planning related activities.

Potential Liability and Insurance

The Company’s contracts generally require it to maintain certain insurance coverages and to indemnify its clients for claims, damages or losses for personal injury or property damage relating to the Company’s performance of its duties unless such injury or damage is the result of the client's negligence or willful acts. Currently, the Company is able to provide insurance coverage to meet the requirements of its contracts, however, certain pollution exclusions apply. Historically, the Company has been able to purchase an errors and omissions insurance policy that covers its environmental consulting services, including legal liability for pollution conditions resulting therefrom. The policy is a claims made policy. Where possible, the Company requires that its clients cross-

indemnify it for asserted claims. There can be no assurance, however, that any such agreement, together with the Company’s general liability insurance and errors and omissions coverage will be sufficient to protect the Company against any asserted claim.

Market and Customers

The Company’s revenues originate from federal, state and local governments, domestic private clients, and private and governmental international clients.

The Company’s worldwide marketing efforts are conducted by its marketing group located at its headquarters, its regional offices, and its international subsidiaries. E & E markets its services to existing and potential governmental, industrial, and engineering clients.  The Company closely monitors government contract procurements and responds to requests for proposals requiring services provided by the Company. The marketing group also monitors government regulation and other events that may generate new business by requiring governments and industrial firms to respond to new regulatory actions. The marketing group is supported by E & E’s technical staff which is responsible for preparing technical proposals that are customarily delivered with the Company’s bid for a project. The Company participates in industrial trade shows and professional seminars relating to its business.

Backlog

The Company's firm backlog of uncompleted projects and maximum potential revenues from indefinite task order contracts, at July 31, 2011 and 2010 were as follows:

	(Millions of $)
	2011	2010

Total firm backlog	$89.1	$80.3

Anticipated completion of firm backlog in next twelve months	$73.9	$69.8

Maximum potential gross revenues from task order contracts	$200.3	$234.9

This backlog includes a substantial amount of work to be performed under contracts which contain termination provisions under which the contract can be terminated without penalty upon written notice to the Company. The likelihood of obtaining the full value of the task order contracts cannot be determined at this time.

Competition

E & E is subject to competition with respect to each of the services that it provides. No entity, including the Company, currently dominates the environmental services industry and the Company does not believe that one organization has the capability to serve the entire market. Some of its competitors are larger and have greater financial resources than the Company while others may be more specialized in certain areas. E & E competes primarily on the basis of its reputation, quality of service, expertise, and price.

Employees

As of July 31, 2011, the Company, including subsidiaries, had approximately 1,140 employees. The majority of the employees hold bachelor's degrees and/or advanced degrees in such areas as chemical, civil, mechanical, sanitary, soil, structural and transportation engineering, biology, geology, hydrogeology, ecology, urban and regional planning and oceanography. The Company's ability to remain competitive will depend largely upon its ability to recruit and retain qualified personnel. None of the Company's employees are represented by a labor organization and employee relations are good.

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

The Board of Directors will consider nominees for Directors recommended by shareholders.  Shareholders wishing to recommend a director candidate for consideration by the Board of Directors can do so by writing to the Secretary of Ecology and Environment, Inc., 368 Pleasant View Drive, Lancaster, New York, 14086; giving the candidate’s name, biographical data and qualifications.  Any such notice of recommendation should be accompanied by a current resume of the individual and a written statement from the individual of his or her consent to be named as a candidate and, if nominated and elected, to serve as a director.  Nominations must be received at least 60 days prior to the annual shareholders meeting.

In evaluating candidates, the Board considers the entirety of each candidate’s credentials to ensure that the Board consists of individuals who collectively provide meaningful counsel to management.  The Board does not maintain a specific diversity policy.  It believes that diversity is an expansive attribute that includes differing points of view, professional experience and expertise, and education, as well as more traditional diversity concepts.  The Board considers the candidates’ character, integrity, experience, understanding of strategy and policy-setting, and reputation for working well with others.  If candidates are recommended by E & E’s shareholders, then such candidates will be evaluated using the same criteria.  With respect to nomination of continuing directors for re-election, the individual’s past contributions to the Board are also considered.

The Company has adopted a code of ethics that applies to its principal executive officer and principal financial and accounting officer, as well as all other employees and the directors of the Company.  The code of ethics, which the Company calls its Code of Business Conduct and Ethics, is posted on the Company’s website at www.ene.com, as well as on the Company’s internal website which is available to all Company employees.  The employees are required to sign off annually that they have reviewed and are aware of the Company’s code of ethics policy.  If the Company makes any substantive amendments to, or grants a waiver (including an implicit waiver) from, a provision of its code of ethics that applies to its principal executive officer and principal financial and accounting officer, and that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, the Company will disclose the nature of such amendment or waiver in a current report on Form 8-K.

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

Revenues from all government contracts (federal, state and municipal) represented approximately 24%, 33% and 40% of total revenues for fiscal years 2011, 2010 and 2009, respectively. Consequently, an inability to win or renew government contracts would adversely affect operations and significantly reduce profits. Government contracts are typically awarded through a highly regulated procurement process.  In addition, some government contracts are awarded to multiple competitors, causing increased competition and downward pricing pressure. This may lead to increased pressure to control costs. If the Company cannot reduce or control costs on these contracts, losses on these contracts may occur.

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

The Company has operations in more than 30 countries around the world and has derived approximately 32%, 30%, and 21% of revenue from international operations for the fiscal years 2011, 2010, and 2009, respectively. International operations are subject to a number of risks, including:

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

A portion of the Company’s revenues and profit margins are measured and recognized using the percentage of completion method of accounting which is discussed further in Note 2 of the Consolidated Financial Statements. The use of this method results in the recognition of revenues and profit margins ratably over the life of a contract. The effect of revisions to revenues and estimated costs is recorded when the amounts are known or can be reasonably estimated. Such revisions could occur in subsequent periods and their effects could be material. Although the Company has historically been able to make reasonably accurate estimates of work progress, the uncertainties inherent in the estimating process make it possible for actual costs to vary from estimates in a material amount, including reductions or reversals of previously recorded revenues and profits.

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

To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions as of the date of the financial statements, which affect the reported values of assets and liabilities and revenues and expenses and disclosures of contingent assets and liabilities. Areas requiring significant estimates by management include:

- the application of the percentage of completion method of accounting and revenue recognition on contracts
- provisions for uncollectible receivables and contract adjustments
- provisions for income taxes and related valuation reserves
- accruals for estimated liabilities, including litigation reserves
- accruals for uncertain tax positions
- evaluation of the impairment of goodwill and other long-lived assets

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

The services provided by the Company expose it to significant risks of professional and other liabilities. In addition, the Company sometimes assumes liability by contract under indemnification provisions. We are unable to predict the total amount of such potential liabilities. The Company has obtained insurance to cover potential risks and liabilities. While the Company feels they hold an appropriate level of coverage, we acknowledge that insurance may be inadequate or unavailable in the future to protect the Company for such liabilities and risks.

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

The Company's headquarters (60,000 square feet) is located in Lancaster, New York, a suburb of Buffalo. The Company owns additional property in Lancaster, NY consisting of two buildings including a warehouse and office facility totaling approximately 35,000 square feet.  The Company also leases office and storage facilities at forty-four (44) regional offices in the United States and nine (9) offices in foreign locations.

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

On February 4, 2011 the Chico Mendes Institute of Biodiversity Conservation of Brazil (the “Institute”) issued a Notice of Infraction to Ecology and Environment do Brasil LTDA (“E & E Brasil”).  E & E Brasil is a 51 percent majority-owned subsidiary of Ecology and Environment, Inc.  The Notice of Infraction concerns the taking and collecting species of wild animal specimens without authorization by the competent authority and imposes a fine of 520,000 Reals, which has a value of approximately $300,000 USD.  No claim has been made against Ecology and Environment, Inc.  The Institute has also filed Notices of Infraction against four employees of E & E Brasil alleging the same claims and has imposed fines against those individuals that, in the aggregate, are equal to the fine imposed against E & E Brasil.  E & E Brasil has filed administrative responses with the Institute for itself and its employees that: (a) denies the jurisdiction of the Institute, (b) states that the Notice of Infraction is constitutionally vague and (c) affirmatively stated that E & E Brasil had obtained the necessary permits for the surveys and collections of specimens under applicable Brazilian regulations and that the protected conservation area is not clearly marked to show its boundaries.  At this time, E & E Brasil has not received a reply from the Institute to its administrative responses.  The Company believes that these administrative proceedings in Brazil will not have an adverse material effect upon the operations of the Company.

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

FISCAL 2011

	High	Low

First Quarter (commencing August 1, 2010 - October 30, 2010)	$13.50	$11.40
Second Quarter (commencing October 31, 2010 - January 29, 2011)	15.33	12.44
Third Quarter (commencing January 30, 2011 - April 30, 2011)	20.69	14.70
Fourth Quarter (commencing May 1, 2011 - July 31, 2011)	22.76	16.42

FISCAL 2010

	High	Low

First Quarter (commencing August 1, 2009 - October 31, 2009)	$17.00	$14.69
Second Quarter (commencing November 1, 2009 - January 30, 2010)	16.23	14.07
Third Quarter (commencing January 31, 2010 - May 1, 2010)	15.30	13.15
Fourth Quarter (commencing May 2, 2010 - July 31, 2010)	13.61	11.91

Approximate Number of Holders of Class A and Class B Common Stock

As of September 30, 2011, 2,535,504 shares of the Company's Class A Common Stock were outstanding and the number of holders of record of the Company's Class A Common Stock at that date was 379. The Company estimates that it has a significantly greater number of Class A Common Stock shareholders because a substantial number of the Company's shares are held in street name. As of the same date, there were 1,643,773 shares of the Company's Class B Common Stock outstanding and the number of holders of record of the Class B Common Stock at that date was 55.

Dividends

In the fiscal years ended July 31, 2011 and 2010 the Company declared two cash dividends totaling $.46 and $.42 per year respectively, per share of common stock. The amount, if any, of future dividends remains within the discretion of the Company's Board of Directors and will depend upon the Company's future earnings, financial condition and requirements and other factors as determined by the Board of Directors.

The Company's Certificate of Incorporation provides that any cash or property dividend paid on Class A Common Stock must be at least equal to the cash or property dividend paid on Class B Common Stock on a per share basis.

Equity Compensation Plan Information as of July 31, 2011:
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights.	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by securities holders:
- 2003 Stock Award Plan	---	---	---
- 2007 Stock Award Plan	---	---	102,284

Equity compensation plans not approved by securities holders:
- 1998 Stock Award Plan	---	---	---

Total	---	---	102,284

Refer to Note 10 to Consolidated Financial Statements set forth in Part IV of this Annual Report on Form 10-K for more information on the Equity Compensation Plans.

(b)	Not Applicable
(c)	Purchased Equity Securities. The following table summarizes the Company's purchases of its common stock during the fiscal year ended July 31, 2011.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

August 1, 2010 - July 31, 2011	84,002	$15.90	84,002	115,998

(1) The Company’s Board of Directors approved a 200,000 share repurchase program in August 2010 in which 115,998 shares remain available for repurchase.

Item 6.       Selected Consolidated Financial Data

See Note 21 to Consolidated Financial Statements for additional information.

	Year Ended July 31,
	2011	2010	2009	2008	2007
	(In thousands, except share and per share amounts)

Operating data:

Revenues	$169,173	$144,098	$146,081	$110,533	$102,496
Income from operations	12,386	9,893	9,445	5,593	5,310
Income from continuing operations before income taxes	12,755	10,459	9,450	5,554	5,720
Net income attributable to Ecology and Environment, Inc.	$6,960	$4,258	$5,221	$1,834	$3,074

Net income per common share: basic and diluted	$1.65	$1.02	$1.27	$0.43	$0.72

Cash dividends declared per common share: basic and diluted	$0.46	$0.42	$0.39	$0.36	$0.34

Weighted average common shares outstanding: basic and diluted	4,222,688	4,160,816	4,115,921	4,259,663	4,281,431

	Year Ended July 31

	2011	2010	2009	2008	2007
	(In thousands, except per share amounts)

Balance sheet data:

Working capital	$41,979	$38,950	$36,142	$36,871	$34,313

Total assets	94,268	79,959	77,808	75,602	71,206

Long-term debt and capital lease obligations	2,138	1,695	815	1,860	718

Ecology and Environment, Inc. shareholders’ equity	50,034	44,864	41,051	39,254	40,913

Book value per share: basic and diluted	$11.85	$10.78	$9.97	$9.22	$9.56

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Operating activities provided $1.0 million of cash during fiscal year 2011.  This was attributable to the reported $8.1 million in net income, and increases in accounts payable, accrued payroll costs, billings in excess of revenue and other accrued liabilities.  Billings in excess of revenue increased $3.4 million during fiscal year 2011 mainly attributable to increased revenue and slow payment on contracts with organizations in the Middle East and contracts at the majority owned subsidiary E & E do Brasil.  Accounts payable increased $.8 million during fiscal year 2011 attributable to increased work levels at the Company’s majority owned subsidiaries Gestion Ambiental Consultores (GAC) and E & E do Brasil.  Accrued payroll costs increased $1.5 million during fiscal year 2011 mainly due to increased bonus accrual.  Other accrued liabilities increased $1.1 million during fiscal year 2011.  Offsetting these changes was an increase in contract receivables.  Contract receivables increased $18.3 million during fiscal year 2011 due to increased receivables from contracts in the Middle East and Africa, the formation of Ecology and Environment, Inc.’s ("E & E" or the "Company") majority owned subsidiary Engineering Consulting Services Inc., LLC (ECSI) during the first quarter of the current fiscal year, the increased work levels at GAC and E & E do Brasil.

Investment activities consumed $2.8 million of cash during fiscal year 2011 mainly attributable to the Company’s acquisition of $.6 million of noncontrolling interests, the Company’s $1.1 million ($.8 million net ) purchase of ECSI and the purchases of property, building and equipment of $2.5 million during fiscal year 2011. Offsetting these was an increase in equipment payable of $1.0 million due to the purchase of a new business software package by the Company.

Financing activities consumed $4.1 million of cash during fiscal year 2011.  The Company paid dividends in the amount of $1.8 million of which approximately $.9 million was accrued as of July 31, 2010.   Distributions to noncontrolling interests during fiscal year 2011 were approximately $.8 million. Under the Company’s Stock Repurchase Program, the Company repurchased stock in the amount $1.3 million during fiscal year 2011.  Net cash outflow on long-term debt and capital lease obligations was $.1 million due mainly to the payment of $.5 million on a loan at Ecology and Environment, Inc. (Parent Company).

The Company maintains an unsecured line of credit available for working capital and letters of credit of $20.5 million at interest rates ranging from 3% to 5% at July 31, 2011.  Other lines are available solely for letters of credit in the amount of $13.5 million.  The Company guarantees the line of credit of Walsh.  Its lenders have reaffirmed the Company’s lines of credit within the past twelve months.  At July 31, 2011 and July 31, 2010 the Company had letters of credit outstanding totaling approximately $4.1 million and $4.9 million, respectively.   After letters of credit and loans, there was $29.9 million of availability under the lines of credit at July 31, 2011.  The Company believes that cash flows from operations and borrowings against the lines of credit will be sufficient to cover all working capital requirements for at least the next twelve months and the foreseeable future.

Results of Operations

Revenue

Year to Date and Fourth Quarter 2011 vs 2010

Revenue for fiscal year 2011 was $169.2 million, an increase of $25.1 million from the $144.1 million reported for fiscal year 2010 mainly attributable to increases at the Parent Company, ECSI and GAC.  Revenue at the Parent Company was $99.5 million for fiscal year 2011, an increase of $15.3 million or 18% from the $84.2 million reported in the prior year.  This increase was attributable to work performed on contracts in the Company’s commercial and international sectors offset by decreases in work in the federal government and state sectors.  Revenues from the Parent Company’s commercial sector were $48.5 million for fiscal year 2011, up $16.5 million from the $32.0 million reported in fiscal year 2010 attributable to increased activity in the domestic energy market.  Revenues from the Parent Company’s international sector increased $5.2 million over the prior year mainly attributable to increased activity in the Middle East and Africa. Revenues from the Parent Company’s federal government sector were $26.6 million for fiscal year 2011, a decrease of $.6 million from the $27.2 million reported in the prior year mainly attributable to decreased activity in contracts with the United States Department of Defense (DOD). Revenues from the Parent Company’s state sector were $14.7 million for fiscal year 2011, down $5.8 million from the $20.5 million reported in fiscal year 2010.  The decrease in state revenues was mainly attributable to decreased activity in Texas, Florida and California due to the state budgetary constraints.  The inclusion of ECSI, formed in August 2010, contributed revenue of $5.2 million for fiscal year 2011.  GAC, the Company’s Chilean subsidiary, reported revenue of $8.1 million during fiscal year 2011, an increase of $4.3 million or 113% from the $3.8 million reported in fiscal year 2010 due to increased work in mining and extractive industries. E & E do Brasil reported revenue of $11.7 million for fiscal year 2011, an increase of $1.2 million or 11% from the $10.5 million reported in the prior year.  The increase in revenue at E & E do Brasil was associated with increased work on contracts in the energy market.  The Company’s majority owned subsidiary Walsh Environmental reported revenues of $39.2 million for fiscal year 2011, a decrease of $2.9 million or 7% from the $42.1 million reported in fiscal year 2010 mainly attributable to the completion of work associated with a redevelopment project and a decrease in work in the energy market.

E & E reported revenue of $44.2 million for the fourth quarter, an increase of $3.5 million from the $40.7 million reported in the fourth quarter of the prior year.  Revenue at the Parent Company was $26.7 million during the fourth quarter of fiscal year 2011, an increase of $1.4 million attributable to work performed on contracts in the Company’s domestic energy market.  Revenues from the Parent Company’s commercial sector were $13.3 million for the fourth quarter of fiscal year 2011, an increase of $1.4 million from the $11.9 million reported in the fourth quarter of fiscal year 2010 attributable to increased activity in the domestic energy market.   The inclusion of ECSI contributed revenue of $1.2 million for the fourth quarter of fiscal year 2011.  GAC reported revenue of $2.4 million during the fourth quarter of fiscal year 2011, an increase of $1.3 million or 118% from the $1.1 million reported in the prior year.

Year to Date and Fourth Quarter 2010 vs 2009

Revenue for fiscal year 2010 was $144.1 million, a decrease of $2.0 million from the $146.1 million reported for fiscal year 2009 mainly attributable to decreases at the Parent Company and Walsh.  Revenue at the Parent Company was $84.2 million for fiscal year 2010, a decrease of $3.8 million or 4% from the $88.0 million reported in the prior year.  This decrease was attributable to work performed on contracts in the Company’s federal government and state sectors offset by increases in work in the energy and international sectors.  Revenues from the Parent Company’s federal government sector were $27.2 million for fiscal year 2010, a decrease of $6.2 million from the $33.4 million reported in the prior year mainly attributable to decreased activity in contracts with the United States Department of Defense (DOD). Revenues from the Parent Company’s state sector were $20.5 million for fiscal year 2010, down $4.1 million from the $24.6 million reported in fiscal year 2009.  The decrease in state revenues was mainly attributable to decreased activity in Washington, New York and Florida due to the state budgetary constraints.  Revenues from the Parent Company’s commercial sector were $32.0 million for fiscal year 2010, up $2.0 million from the $30.0 million reported in fiscal year 2009 attributable to increased activity in the domestic energy market.  Revenues from the Parent Company’s international sector increased $4.5 million over the prior year mainly attributable to increased activity in the Middle East, Africa and China.  Walsh reported revenues of $42.1 million for fiscal year 2010, a decrease of $3.5 million or 8% from the $45.6 million reported in fiscal year 2009 mainly attributable to the completion of work associated with a redevelopment project.  E & E do Brasil reported revenue of $10.5 million for fiscal year 2010, an increase of $2.8 million or 36% from the $7.7 million reported in the prior year.  The increase in revenue at E & E do Brasil was associated with increased work on contracts in the energy market.

E & E reported revenue of $40.7 million for the fourth quarter, comparable to the $40.9 million reported in the fourth quarter of the prior year.  Revenue at the Parent Company was $25.3 million during the fourth quarter of fiscal year 2010, an increase of $1.5 million attributable to work performed on contracts in the Company’s domestic energy market and international sector offset by decreases in work in the federal government and state sectors.  Revenues from the Parent Company’s commercial sector were $11.9 million for the fourth quarter of fiscal year 2010, an increase of $3.3 million from the $8.6 million reported in the fourth quarter of fiscal year 2009 attributable to increased activity in the domestic energy market.  Revenues from the Parent Company’s international sector were $1.8 million for the fourth quarter of fiscal year 2010, an increase of $1.5 million over the fourth quarter of the prior year.  The increase in international revenues was mainly attributable to increased activity in the Middle East and Africa.  Revenues from the Parent Company’s federal government sector were $6.8 million for the fourth quarter of fiscal year 2010, a decrease of $1.3 million from the $8.1 million reported in the prior year mainly attributable to decreased activity with DOD contracts. Revenues from the Parent Company’s state sector were $4.7 million for fourth quarter of fiscal year 2010, down $2.1 million from the $6.8 million reported in the fourth quarter of fiscal year 2009.  The decrease in state revenues was mainly attributable to decreased activity in Illinois, California and New York.  Walsh reported revenues of $10.2 million for the fourth quarter of 2010, a decrease of $3.0 million or 23% from the $13.2 million reported in the fourth quarter of fiscal year 2009 mainly attributable to the completion of work associated with a redevelopment project.

Income Before Income Taxes

Year to Date and Fourth Quarter 2011 vs 2010

The Company’s income before income taxes was $12.8 million for fiscal year 2011, an increase of $2.3 million from the $10.5 million reported in fiscal year 2010.  Revenue less subcontract costs were $137.8 million, an increase of $24.0 million or 21% from the $113.8 million reported in the prior year.  Gross profits (revenue less cost of professional services, other direct operating expenses and subcontract costs) increased $7.7 million during fiscal year 2011.  The gross margin percentage for fiscal year 2011 was 42%, down from the 44% reported for fiscal year 2010 due mainly to increased field work on large projects in the energy markets.   Income from operations for fiscal year 2011 was $12.4 million, up 25% from the $9.9 million reported in fiscal year 2010.  These increases were mainly attributable to the increased energy market work.  Indirect costs fell as a percent of revenue from 36% in fiscal year 2010 to 34% in fiscal year 2011.  The Company recorded a sale of land during the first quarter of fiscal year 2010 for a gain of $809,000 ($453,000 after tax) which positively impacted earnings by $.11 per share compared to a $290,000 ($94,000 after tax and noncontrolling interest) gain on the sale of the assets of the Jordanian Fish Farm (AMARACO) in current fiscal year which impacted earning by $.02 per share.  The Company recognized a net foreign exchange gain of $.3 million for fiscal year 2011.

The Company’s income before income taxes was $3.0 million for the fourth quarter of fiscal year 2011, a decrease of $1.2 million from the $4.2 million reported in the fourth quarter of fiscal year 2010.  Revenue less subcontract costs for the fourth quarter of fiscal year 2011 were $35.3 million, an increase of $2.5 million from the $32.8 million reported in the prior year.  Gross profits decreased slightly during the fourth quarter of fiscal year 2011.   Income from operations for the fourth quarter of fiscal year 2011 was $3.0 million, down 29% from the $4.2 million reported in fourth quarter of fiscal year 2010.  Consolidated indirect costs for the fourth quarter of fiscal year 2011 were $14.7 million, an increase of $1.0 million from the $13.7 million reported in the fourth quarter of fiscal year 2010 attributable to the formation of ECSI and excess staffing and other indirect operating expenses at E & E do Brasil.  The Company recognized a net foreign exchange gain of $.1 million for the fourth quarter of fiscal year 2011.

Year to Date and Fourth Quarter 2010 vs 2009

The Company’s income before income taxes was $10.5 million for fiscal year 2010, an increase of $1.0 million from the $9.5 million reported in fiscal year 2009.  The majority of the increase is attributed to a gain on the sale of land.  During the first quarter of fiscal year 2010, the Company recorded a sale of 16.5 acres of land at its Walden Avenue facility in Lancaster, New York for the sum of approximately $959,000 plus closing costs. This sale resulted in a gain of approximately $809,000 ($453,000 after tax) which positively impacted earnings by $.11 per share.  Gross profits increased $5.7 million during fiscal year 2010.  The gross margin percentage for fiscal year 2010 was 44%, up from the 40% reported for fiscal year 2009.  The increase in gross margin percentage was attributable to a significant decrease in subcontract costs throughout the Company.  Subcontract costs were $30.3 million for fiscal year 2010, a decrease of 19% from the $37.2 million reported in the prior year.  Gross margin as a percentage of revenue less subcontract costs was 56% for fiscal year 2010, a slight increase from the 54% reported in fiscal year 2009.  The increased gross profits were offset by higher indirect costs in fiscal year 2010.  Indirect costs were $52.6 million for fiscal year 2010, an increase of $5.2 million from the $47.4 million reported in the fiscal year 2009 attributable to increased staffing levels and business development and proposal costs worldwide.  The Company reached settlements with Kuwait and the federal government during fiscal year 2009.  The Company settled the Kuwait tax dispute and the related accrual for uncertain tax position charges and reserved the $925,000 balance of receivables on the Middle East contracts which resulted in a net gain of approximately $.24 per share.  Additionally, the Company derecognized  reserves related to federal government contracts of $562,000 ($410,000 after tax) that positively impacted the Company’s earnings by $.10 per share.

The Company’s income before income taxes was $4.2 million for the fourth quarter of fiscal year 2010, an increase of $1.6 million from the $2.6 million reported in the fourth quarter of fiscal year 2009.  Gross profits increased $2.0 million during the fourth quarter of fiscal year 2010.  The gross margin percentage for the fourth quarter of fiscal year 2010 was 45%, up from the 40% reported for the fourth quarter of fiscal year 2009.  The increase in gross margin percentage was attributable to a significant decrease in subcontract costs throughout the company.  Subcontract costs were $7.9 million for the fourth quarter of fiscal year 2010, a decrease of $3.2 million from the $11.1 million reported in the fourth quarter of fiscal year 2009.  Revenue less subcontract costs increased $3.0 million or 10% over the prior year while consolidated indirect costs for the fourth quarter of fiscal year 2010 were $13.7 million, up only slightly from the $13.3 million reported in the fourth quarter of fiscal year 2009.  During the fourth quarter of fiscal year 2009, the Company derecognized reserves of $562,000 ($410,000 after tax) that positively impacted the Company’s earnings by $.10 per share.

Income Taxes

The estimated effective tax rate for fiscal year 2011 is 36.3%, as compared to the 37.3% reported for fiscal year 2010.  The change in the estimated tax rate is a result of changes in taxable income levels in the various jurisdictions in which the Company operates.

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

The Company maintains reserves for cost disallowances on its cost based contracts as a result of government audits.  Government audits have been completed and final rates have been negotiated through fiscal year 2002.  The Company has estimated its exposure based on completed audits, historical experience and discussions with the government auditors.  If these estimates or their related assumptions change, the Company may be required to record additional charges for disallowed costs on its government contracts.

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

Changes in Corporate Entities

On June 6, 2011, the Company purchased an additional 1.1% of Walsh from noncontrolling shareholders for approximately $219,000.  Two thirds of the purchase price was paid in cash while the remaining one third was paid for with E & E stock.  With this purchase E&E’s ownership share in Walsh increased to approximately 85% of that company.

On March 18, 2011 the Company purchased 5.5% of Walsh from noncontrolling shareholders for approximately $1,156,000.  The Company paid one third in cash, one third in a two-year note, and issued E & E stock for the remaining one third of the sale price.

On December 27, 2010, the Company purchased an additional 1.2% of Walsh from noncontrolling shareholders for approximately $257,000.  Two thirds of the purchase price was paid in cash while the remaining one third was paid for with E & E stock.

On August 23, 2010 the Company purchased a 60% ownership interest in ECSI, LLC, a Lexington, Kentucky based engineering and environmental consulting company that specializes in mining work.  The Company paid $1.0 million for this ownership interest and contributed the assets into a newly formed company.  The company was consolidated into the Company’s financial reporting beginning in the first quarter of fiscal year 2011.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of  July 31, 2011 based on the criteria in Internal Control—Integrated Framework issued by the COSO. Based upon this assessment, management has concluded that our internal control over financial reporting was effective as of July 31, 2011.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

By:	/s/ Kevin S. Neumaier	By:	/s/ H. John Mye III
	Kevin S. Neumaier Chief Executive Officer		H. John Mye III Chief Financial and Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Ecology and Environment, Inc.

We have audited the accompanying consolidated balance sheets of Ecology and Environment, Inc. and its subsidiaries (collectively, the Company) as of July 31, 2011 and 2010, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended July 31, 2011.  In addition, our audits included the financial statement schedule listed in the index at Item 15 (a)(2).  The Company’s management is responsible for these financial statements and the financial statement schedule.  Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended July 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Schneider Downs & Co., Inc.

Pittsburgh, Pennsylvania
October 28, 2011

Ecology and Environment, Inc
Consolidated Balance Sheets

	July 31,	July 31,
Assets	2011	2010

Current assets:
Cash and cash equivalents	$8,529,842	$14,347,194
Investment securities, available for sale	1,491,459	1,305,739
Contract receivables, net	63,750,870	47,096,456
Deferred income taxes	4,949,368	3,557,156
Other current assets	2,254,415	2,025,001

Total current assets	80,975,954	68,331,546

Property, building and equipment, net of accumulated
depreciation, $22,972,422 and $21,040,900	9,961,304	8,664,453
Deferred income taxes	1,300,181	1,291,297
Other assets	2,030,203	1,671,636

Total assets	$94,267,642	$79,958,932

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$13,097,765	$10,863,390
Accrued payroll costs	9,146,711	7,451,310
Income taxes payable	1,195,741	1,083,911
Current portion of long-term debt and capital lease obligations	1,689,920	928,027
Billings in excess of revenue	7,727,725	4,128,118
Other accrued liabilities	6,139,423	4,926,798

Total current liabilities	38,997,285	29,381,554

Income taxes payable	339,027	286,523
Deferred income taxes	525,106	289,531
Long-term debt and capital lease obligations	448,391	767,302
Commitments and contingencies (see note #17)	-	-

Shareholders' equity:
Preferred stock, par value $.01 per share;
authorized - 2,000,000 shares; no shares
issued	-	-
Class A common stock, par value $.01 per
share; authorized - 6,000,000 shares;
issued - 2,685,151 and 2,685,072 shares	26,851	26,850
Class B common stock, par value $.01 per
share; authorized - 10,000,000 shares;
issued - 1,708,574 and 1,708,653 shares	17,087	17,088
Capital in excess of par value	19,983,029	20,059,200
Retained earnings	30,797,763	25,800,803
Accumulated other comprehensive income	1,527,189	815,906
Treasury stock - Class A common, 125,923 and 136,461
shares; Class B common, 64,801 shares, at cost	(2,317,515)	(1,855,466)

Total Ecology and Environment, Inc. shareholders' equity	50,034,404	44,864,381
Noncontrolling interests	3,923,429	4,369,641

Total shareholders' equity	53,957,833	49,234,022

Total liabilities and shareholders' equity	$94,267,642	$79,958,932

The accompanying notes are an integral part of these consolidated financial statements.

Ecology and Environment, Inc.
Consolidated Statements of Income

	Year ended July 31,

	2011	2010	2009

Revenue	$169,172,860	$144,098,294	$146,081,483

Cost of professional services and other direct operating expenses	65,914,987	49,623,816	50,383,876
Subcontract costs	31,325,937	30,292,117	37,219,954
Administrative and indirect operating expenses	42,534,303	38,166,067	34,309,408
Marketing and related costs	15,251,165	14,438,785	13,101,999
Depreciation	1,760,763	1,684,406	1,620,829

Income from operations	12,385,705	9,893,103	9,445,417
Interest expense	(355,766)	(222,558)	(77,238)
Interest income	85,771	107,211	202,052
Other income (expense)	64,524	(68,349)	(41,064)
Gain on sale of assets	290,526	809,200	-
Net foreign currency exchange gain (loss)	284,411	(59,718)	(78,930)

Income before income tax provision	12,755,171	10,458,889	9,450,237
Income tax provision	4,631,235	3,902,222	2,560,897

Net income	$8,123,936	$6,556,667	$6,889,340

Net income attributable to the noncontrolling interest	(1,163,673)	(2,299,060)	(1,668,066)

Net income attributable to Ecology and Environment, Inc.	$6,960,263	$4,257,607	$5,221,274

Net income per common share: basic and diluted	$1.65	$1.02	$1.27

Weighted average common shares outstanding: basic and diluted	4,222,688	4,160,816	4,115,921

The accompanying notes are an integral part of these consolidated financial statements.

Ecology and Environment, Inc
Consolidated Statements of Cash Flows

	Fiscal year ended
	July 31,	July 31,	July 31,
	2011	2010	2009

Cash flows from operating activities:
Net income	$8,123,936	$6,556,667	$6,889,340
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation expense	1,760,763	1,684,406	1,620,829
Provision (benefit) for deferred income taxes	(910,413)	472,455	1,742,493
Share based compensation expense	541,175	485,945	446,412
Tax impact of share-based compensation	-	102,737	-
Gain on sale of assets	(290,526)	(809,200)	-
Provision for contract adjustments	2,943,470	637,846	(88,387)
Bad debt expense	450,000	-	-
(Increase) decrease in:
- contract receivables	(18,286,613)	(5,661,388)	(3,874,581)
- other current assets	(114,402)	233,414	(201,671)
- income tax receivable	-	802,926	(787,370)
- other non-current assets	42,082	(64,430)	18,793
Increase (decrease) in:
- accounts payable	822,701	(3,120,409)	4,382,635
- accrued payroll costs	1,545,961	149,316	1,363,854
- income taxes payable	(98,721)	1,066,930	(671,355)
- billings in excess of revenue	3,396,873	(121,749)	(261,063)
- other accrued liabilities	1,084,505	18,273	(897,446)

Net cash provided by operating activities	1,010,791	2,433,739	9,682,483

Cash flows provided by (used in) investing activities:
Acquistion of noncontrolling interest of subsidiaries	(637,745)	(1,000,000)	(27,879)
Purchase of Lowham Engineering LLC	-	(200,000)	-
Purchase of Engineering Consulting Services, Inc., net of cash equivalents of $309,487	(790,513)	-	-
Purchase of property, building and equipment	(2,476,059)	(1,992,724)	(1,869,016)
Change in accounts payable due to purchase of equipment	953,749	-	-
Proceeds from sale of property and equipment	322,807	959,200	-
Purchase of investment securities, net	(195,163)	(55,791)	(39,210)

Net cash used in investing activities	(2,822,924)	(2,289,315)	(1,936,105)

Cash flows provided by (used in) financing activities:
Dividends paid	(1,814,839)	(1,684,482)	(1,546,359)
Proceeds from debt	795,795	468,038	632,185
Repayment of debt and capital lease obligations	(945,320)	(778,035)	(1,942,882)
Distributions to noncontrolling interests	(847,749)	(845,106)	(625,677)
Proceeds from sale of subsidiary shares to noncontrolling interests	90,368	227,562	69,108
Purchase of treasury stock	(1,335,960)	-	(1,832,123)

Net cash used in financing activities	(4,057,705)	(2,612,023)	(5,245,748)

Effect of exchange rate changes on cash and cash equivalents	52,486	49,908	(119,538)

Net increase (decrease) in cash and cash equivalents	(5,817,352)	(2,417,691)	2,381,092
Cash and cash equivalents at beginning of period	14,347,194	16,764,885	14,383,793

Cash and cash equivalents at end of period	$8,529,842	$14,347,194	$16,764,885

The accompanying notes are an integral part of these consolidated financial statements.

Ecology and Environment, Inc
Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income

							Accumulated
	Common Stock				Capital in		Other
	Class A		Class B		Excess of	Retained	Comprehensive	Treasury Stock		Noncontolling	Comprehensive
	Shares	Amount	Shares	Amount	Par Value	earnings	Income (loss)	Shares	Amount	Interest	Income

Balance at July 31, 2008	2,661,498	$ 26,615	1,732,227	$ 17,323	$ 20,014,257	$ 19,664,147	$ 834,667	130,141	$ (1,302,663)	$ 4,169,247	$ 9,333,989

Net income	-	-	-	-	-	5,221,274	-	-	-	1,668,066	6,889,340
Foreign currency translation adjustment	-	-	-	-	-	-	(402,403)	-	-	20,590	(381,813)
Cash dividends paid ($.39 per share)	-	-	-	-	-	(1,594,653)	-	-	-	-	-
Unrealized investment gain, net	-	-	-	-	-	-	9,701	-	-	-	9,701
Conversion of common stock - B to A	16,153	161	(16,153)	(161)	-	-	-	-	-	-	-
Repurchase of Class A common stock	-	-	-	-	-	-	-	207,941	(1,832,123)	-	-
Issuance of stock under stock award plan	-	-	-	-	(376,176)	-	-	(37,580)	376,176	-	-
Share-based compensation expense	-	-	-	-	446,412	-	-	-	-	-	-
Sale of subsidiary shares to noncontrolling interests	-	-	-	-	-	-	-	-	-	69,108	-
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	(625,677)	-
Purchase of additional noncontrolling interests	-	-	-	-	-	-	-	-	-	(27,879)	-
Other	-	-	-	-	9,459	-	-	6,589	(60,528)	-	-

Balance at July 31, 2009	2,677,651	$ 26,776	1,716,074	$ 17,162	$ 20,093,952	$ 23,290,768	$ 441,965	307,091	$ (2,819,138)	$ 5,273,455	$ 6,517,228

Net income	-	-	-	-	-	4,257,607	-	-	-	2,299,060	6,556,667
Foreign currency translation adjustment	-	-	-	-	-	-	423,493	-	-	(59,236)	291,546
Cash dividends paid ($.42 per share)	-	-	-	-	-	(1,747,572)	-	-	-	-	-
Unrealized investment gain, net	-	-	-	-	-	-	23,159	-	-	-	23,159
Conversion of common stock - B to A	7,421	74	(7,421)	(74)	-	-	-	-	-	-	-
Issuance of stock under stock award plan	-	-	-	-	(372,172)	-	-	(42,675)	372,172	-	-
Share-based compensation expense	-	-	-	-	485,945	-	-	-	-	-	-
Tax impact of share based compensation	-	-	-	-	102,737	-	-	-	-	-	-
Sale of subsidiary shares to noncontrolling interests	-	-	-	-	-	-	-	-	-	227,562	-
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	(845,106)	-
Purchase of additional noncontrolling interests	-	-	-	-	(254,181)	-	(72,711)	(66,667)	616,670	(2,526,094)	(72,711)
Other	-	-	-	-	2,919	-	-	3,513	(25,170)	-	-

Balance at July 31, 2010	2,685,072	$ 26,850	1,708,653	$ 17,088	$ 20,059,200	$ 25,800,803	$ 815,906	201,262	$ (1,855,466)	$ 4,369,641	$ 6,798,661

Net income	-	-	-	-	-	6,960,263	-	-	-	1,163,673	8,123,936
Foreign currency translation adjustment	-	-	-	-	-	-	686,380	-	-	12,119	698,499
Cash dividends paid ($.46 per share)	-	-	-	-	-	(1,963,303)	-	-	-	-	-
Unrealized investment gain, net	-	-	-	-	-	-	(11,189)	-	-	-	(11,189)
Conversion of common stock - B to A	79	1	(79)	(1)	-	-	-	-	-	-	-
Repurchase of Class A common stock	-	-	-	-	-	-	-	84,002	(1,335,960)	-	-
Issuance of stock under stock award plan	-	-	-	-	(482,061)	-	-	(55,041)	482,061	-	-
Share-based compensation expense	-	-	-	-	541,175	-	-	-	-	-	-
Tax impact of share based compensation	-	-	-	-	-	-	-	-	-	-	-
Sale of subsidiary shares to noncontrolling interests	-	-	-	-	-	-	-	-	-	90,368	-
Issuance of shares to noncontrolling interests	-	-	-	-	-	-	-	-	-	667,000	-
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	(847,749)	-
Purchase of additional noncontrolling interests	-	-	-	-	(135,285)	-	36,092	(39,895)	391,850	(1,531,623)	36,092
Stock award plan forfeitures	-	-	-	-	-	-	-	396	-	-	-

Balance at July 31, 2011	2,685,151	$ 26,851	1,708,574	$ 17,087	$ 19,983,029	$ 30,797,763	$ 1,527,189	190,724	$ (2,317,515)	$ 3,923,429	$ 8,847,338

The accompanying notes are an integral part of these consolidated financial statements.

Ecology and Environment, Inc.
Notes to Consolidated Financial Statements

1.	Summary of Operations and Basis of Presentation

Ecology and Environment, Inc., (“E&E” or “Company”) is a global broad-based environmental consulting firm whose underlying philosophy is to provide professional services worldwide so that sustainable economic and human development may proceed with minimum negative impact on the environment. The Company’s staff is comprised of individuals representing 85 scientific, engineering, health, and social disciplines working together in multidisciplinary teams to provide innovative environmental solutions. The Company has completed more than 50,000 projects for a wide variety of clients in 113 countries, providing environmental solutions in nearly every ecosystem on the planet.  Revenues reflected in the Company's consolidated statements of income represent services rendered for which the Company maintains a primary contractual relationship with its customers. Included in revenues are certain services outside the Company's normal operations which the Company has elected to subcontract to other contractors.

During fiscal years ended July 31, 2011, 2010 and 2009, the percentages of total revenues derived from contracts exclusively with the United States Department of Defense (DOD) were 6%, 8% and 14%.

2.	Summary of Significant Accounting Policies

a.	Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. Also reflected in the consolidated financial statements is the 50% ownership in the Chinese operating joint venture, The Tianjin Green Engineering Company. This joint venture is accounted for under the equity method. All intercompany transactions and balances have been eliminated.

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

Substantially all of the Company's cost-type work is with federal governmental agencies and, as such, is subject to audits after contract completion. Under these cost-type contracts, provisions for adjustments to accrued revenue are recognized on a quarterly basis and based on past audit settlement history. Government audits have been completed and final rates have been negotiated through fiscal year 2002. The Company records an allowance for contract adjustments which is recorded in other accrued liabilities principally represents a reserve for contract adjustments for the fiscal years 1996-2011.

Change orders can occur when changes in scope are made after project work has begun, and can be initiated by either the Company or its clients. Claims are amounts in excess of the agreed contract price which the Company seeks to recover from a client for customer delays and / or errors or unapproved change orders that are in dispute. Costs related to change orders and claims are recognized as incurred. Revenues and profit are recognized on change orders when it is probable that the change order will be approved and the amount can be reasonably estimated. Contract claims are recorded when realization is probable, estimatable and reasonable support from the customer exists.

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

Investment securities have been classified as available for sale and are stated at fair value. Unrealized gains or losses related to investment securities available for sale are reflected in accumulated other comprehensive income, net of applicable income taxes in the consolidated balance sheets and statements of changes in shareholders' equity. The cost of securities sold is based on the specific identification method. The Company had gross unrealized gains of approximately $24,000 and $36,000 at July 31, 2011 and July 31, 2010, respectively.

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

The three levels of the hierarchy are as follows:

Level 1 Inputs – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.  Generally this includes debt and equity securities and derivative contracts that are traded on an active exchange market (e.g., New York Stock Exchange) as well as certain U.S. Treasury and U.S. Government and agency mortgage-backed securities that are highly liquid and are actively traded in over-the-counter markets.  The Company’s investment securities classified as Level 1 are comprised of mutual funds.

Level 2 Inputs – Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; or valuations based on models where the significant inputs are observable (e.g., interest rates, yield curves, credit risks, etc.) or can be corroborated by observable market data.  The Company’s investment securities classified as Level 2 are comprised of corporate and municipal bonds.

Level 3 Inputs – Valuations based on models where significant inputs are not observable.  The unobservable inputs reflect the Company’s own assumptions about the assumptions that market participants would use.

The following table presents the level within the fair value hierarchy at which the Company’s financial assets are measured on a recurring basis.

Financial assets as of July 31, 2011:

	Level 1	Level 2	Level 3		Total
Assets
Investment securities available for sale	$1,438,286	$53,173	$	---	$1,491,459

Financial assets as of July 31, 2010:

	Level 1	Level 2	Level 3		Total
Assets
Investment securities available for sale	$1,249,832	$54,021	$	---	$1,303,853

The carrying amount of cash and cash equivalents, contract receivables, notes receivable and accounts payable at July 31, 2011 and July 31, 2010 approximate fair value.  Long-term debt consists of bank loans and capitalized equipment leases. Based on the Company's assessment of the current financial market and corresponding risks associated with the debt, management believes that the carrying amount of long-term debt at July 31, 2011 and July 31, 2010 approximates fair value.  There were no financial instruments classified as level 3.

The availability of observable market data is monitored to assess the appropriate classification of financial instruments within the fair value hierarchy.  Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another.  In such instances, the transfer is reported at the beginning of the reporting period.  The Company evaluated the significance of transfers between levels based upon the nature of the financial instrument.  For fiscal year ended July 31, 2011, there were no transfers in or out of levels 1, 2 or 3.

h.	Foreign currencies

The financial statements of foreign subsidiaries where the local currency is the functional currency are translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for results of operations. Translation adjustments are deferred in accumulated other comprehensive income.  Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as a component of other income (expense) as incurred.  The Company recorded foreign currency transaction gains/(losses) of approximately $280,000 and ($60,000) for the years ended July 31, 2011 and 2010, respectively.

The financial statements of foreign subsidiaries located in highly inflationary economies are remeasured as if the functional currency were the U.S. dollar. The remeasurement of local currencies into U.S. dollars creates transaction adjustments which are included in net income. There were no highly inflationary economy translation adjustments for fiscal years 2009-2011.

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

Additionally, the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic Income Taxes, prescribes a recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  This topic also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

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

k.	Stock based compensation

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

o.	Goodwill

The total goodwill of approximately $1.2 million is subject to an annual assessment for impairment.  The Company’s most recent annual impairment assessment for goodwill was completed during the fourth quarter of fiscal year 2011. The results of this assessment showed that the fair values of the reporting units, using a discounted cash flow method, to which goodwill is assigned was in excess of the book values of the respective reporting units, resulting in the identification of no goodwill impairment. Goodwill is also assessed for impairment between annual assessments whenever events or circumstances make it more likely than not that an impairment may have occurred. The Company identified no events or changes in circumstances during the year that necessitated an evaluation for an impairment of goodwill.  The Company recorded additional goodwill of $.1 million during fiscal year 2011 related to the acquisition of Engineering Consulting Services Inc., LLC (ECSI). See Note 19 to Consolidated Financial Statements for additional information.

3.	Cash and Cash Equivalents

The Company's policy is to invest cash in excess of operating requirements in income-producing short-term investments. At July 31, 2011 and 2010, short-term investments consist of money market funds. Short-term investments amounted to approximately $2.0 million at July 31, 2011 and $4.9 million at July 31, 2010 and are reflected in cash and cash equivalents in the accompanying consolidated balance sheets and statements of cash flows.

4.	Contract Receivables, net

	July 31,
	2011	2010
United States government -
Billed	$2,455,312	$2,445,658
Unbilled	3,364,476	3,528,728
	5,819,788	5,974,386

Commercial customers and state and municipal governments -
Billed	40,181,320	22,772,335
Unbilled	24,504,849	21,723,408
	64,686,169	44,495,743

Allowance for doubtful accounts and contract adjustments	(6,755,087)	(3,373,673)

	$63,750,870	$47,096,456

United States government receivables arise from long-term U.S. government prime contracts and subcontracts. Unbilled receivables result from revenues which have been earned, but are not billed as of period-end.  The above unbilled balances are comprised of incurred costs plus fees not yet processed and billed; and differences between year-to-date provisional billings and year-to-date actual contract costs incurred.  Included in the balance of receivables for industrial customers and state and municipal customers are receivables due under the contracts with organizations in Kuwait of $12.4 million and $3.0 million at July 31, 2011 and July 31, 2010, respectively which have generated the majority of the increase within the billed and unbilled balances.  Of the outstanding balances, approximately $1.8 million and $.7 million were included in billings in excess of revenue as of July 31, 2011 and July 31, 2010, respectively.  Management anticipates that the July 31, 2011 unbilled receivables will be substantially billed and collected within one year.   Within the above billed balances are contractual retainages in the amount of approximately $222,000 at July 31, 2011 and $546,000 at July 31, 2010. Management anticipates that the July 31, 2011 retainage balance will be substantially collected within one year.

5.	Property, Building and Equipment, net

	July 31,
	2011	2010

Land and land improvements	$393,051	$393,051
Buildings and building improvements	12,149,915	11,927,345
Equipment	3,786,584	3,198,889
Information technology equipment	9,576,535	8,660,433
Office furniture and equipment	3,835,900	3,501,428
Leasehold improvements and other	2,237,992	2,024,207

	$31,979,977	$29,705,353

Accumulated depreciation and amortization	(22,972,422)	(21,040,900)

	9,007,555	8,664,453

Construction in progress	953,749	---

	$9,961,304	$8,664,453

6.	Line of Credit

The Company maintains an unsecured line of credit available for working capital and letters of credit of $20.5 million at interest rates ranging from 3% to 5% at July 31, 2011.  Other lines are available solely for letters of credit in the amount of $13.5 million.  The Company guarantees the line of credit of Walsh.  Its lenders have reaffirmed the Company’s lines of credit within the past twelve months.  At July 31, 2011 and July 31, 2010 the Company had letters of credit outstanding totaling approximately $4.1 million and $4.9 million, respectively.   After letters of credit and loans, there was $29.9 million of availability under the lines of credit at July 31, 2011.

7.	Debt and Capital Lease Obligations

Debt inclusive of capital lease obligations consists of the following:

	July 31, 2011	July 31, 2010

Various bank loans and advances at subsidiaries with interest rates ranging from 5% to 14%	$1,907,369	$1,450,247
Capital lease obligations at subsidiaries with varying interest rates averaging 11%	230,942	245,082
	2,138,311	1,695,329

Current portion of debt and capital lease obligations	(1,689,920)	(928,027)

Long-term debt and capital lease obligations	$448,391	$767,302

The aggregate maturities of long-term debt and capital lease obligations at July 31, 2011 are as follows:

Amount

Fiscal Year 2012	$1,689,920
Fiscal Year 2013	369,273
Fiscal Year 2014	65,994
Fiscal Year 2015	13,124
Fiscal Year 2016	---
Thereafter	---

$2,138,311

8.	Income Taxes

Income (loss) from continuing operations before provision (benefit) for income taxes, noncontrolling interest and discontinued operations was as follows:

	2011	2010	2009

Domestic	$7,212,154	$3,216,835	$9,119,751
Foreign	5,543,017	7,242,054	330,486
	12,755,171	10,458,889	9,450,237

The provision (benefit) for income taxes for the years ended July 31 was as follows:

	2011	2010	2009
Current:
Federal	$3,014,130	$1,381,857	$(864,823)
State	786,651	411,636	393,385
Foreign	1,740,868	1,636,274	1,289,842

	5,541,649	3,429,767	818,404

Deferred:
Federal	(409,268)	262,326	2,072,947
State	(91,656)	77,151	33,019
Foreign	(409,489)	132,978	(363,473)
	(910,413)	472,455	1,742,493

	$4,631,236	$3,902,222	$2,560,897

A reconciliation of income tax expense (benefit) using the statutory U.S. income tax rate compared with actual income tax expense (benefit) for the years ended July 31 was as follows:

	2011	2010	2009

U.S. federal statutory income tax rate	34.0%	34.0%	34.0%
Re-evaluation of tax contingencies	---	---	(9.1%)
Income from "pass-through" entities taxable to noncontrolling partners	(2.3%)	(1.3%)	(2.8%)
International rate differences	(2.5%)	(0.9%)	(0.1%)
Foreign dividend income	3.8%	1.9%	0.6%
Domestic manufacturing deduction	(1.9%)	(0.4%)	(0.1%)
State taxes, net of federal benefit	3.8%	3.1%	2.7%
Other	1.4%	0.9%	1.6%

Total	36.3%	37.3%	27.0%

The significant components of deferred tax assets (liabilities) as of July 31 are as follows:

	2011				2010
	Current		Noncurrent		Current		Noncurrent

Contract and other reserves		$3,561,551	$	---		$2,946,530	$	---
Fixed assets and intangibles		---		159,452		---		527,294
Accrued compensation and expenses		1,537,003		381,767		561,213		400,350
Net operating loss carryforwards		---		282,885		---		234,693
Foreign and state income taxes		---		117,122		---		80,666
Federal benefit on state deferred taxes		(188,199)		(33,383)		(156,705)		(51,663)
Foreign tax credit		---		346,469		---		---
Valuation Allowance		(267,371)		(79,098)		---		---
Other		306,384		124,967		206,118		99,957
Net deferred tax assets		$4,949,368		$1,300,181		$3,557,156		$1,291,297

Other	$	---		$(525,106)	$	---		$(289,531)
Net deferred tax liabilities	$	---		$(525,106)	$	---		$(289,531)

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

For fiscal years 2010 and 2011, there was no one item that significantly impacted the change in the deferred tax assets and liabilities.  A valuation allowance of approximately $346,000 has been established on excess foreign tax credit carryforwards, the utilization of which is dependent on future foreign source income.

The Company has not recorded income taxes applicable to undistributed earnings of all foreign subsidiaries that are indefinitely reinvested in those operations.  At July 31, 2011, these amounts totaling approximately $5.8 million related primarily to operations in Saudi Arabia, Chile, Peru and Ecuador.

The Company files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions.  In fiscal year 2010, the IRS completed the audit for fiscal year 2008 with no proposed changes.  In fiscal year 2011, the IRS completed the audit for fiscal year 2009 with no proposed changes.  The Company’s tax matters for the fiscal years 2010 and 2011 remain subject to examination by the IRS. On September 9, 2011, the Company was notified by New York State of a pending income tax audit for fiscal years 2008 through 2010.  The Company’s tax matters in other material jurisdictions remain subject to examination by the respective state, local, and foreign tax jurisdiction authorities. No waivers have been executed that would extend the period subject to examination beyond the period prescribed by statute.

As of July 31, 2011, for federal income tax return purposes, the Company has used all of their U.S. net operating loss carryforwards.  The remaining net operating losses pertain to losses in Brazil.

For fiscal year ended July 31, 2011, E&E recognized interest and penalties expense of approximately $44,000.  For the twelve months ended July 31, 2009, E&E recognized a foreign exchange gain of $275,000 related to the settlement of an unrecognized tax benefit UTPs) for Kuwait.

It is reasonably possible that the liability associated with our unrecognized tax benefits will increase or decrease within the next twelve months.  At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

At July 31, 2011 and July 31, 2010, the Company had approximately $531,000 and $241,000, respectively, of gross unrecognized tax benefits (UTPs) that if realized, would favorably affect the effective income tax rate in future periods.  It is reasonably possible that the liability associated with UTPs will increase or decrease within the next twelve months.  At this time, an estimate of the range of the reasonably possible outcomes cannot be made.  At July 31, 2011 and 2010, the liability for UTPs and associated interest and penalties are classified as noncurrent liabilities, except for $237,000 in fiscal year 2011, which relates to income taxes for calendar year 2010 in Kuwait and is expected to be settled within the next twelve months.

A reconciliation of the beginning and ending amount of UTPs as of July 31 is as follows:

	2011	2010

Beginning balance	$240,900	$290,495
Additions for tax positions during the current year	280,700	---
Additions for tax positions of prior years	40,300	---
Reductions for tax positions of prior years for:
- Changes in judgment	---	(4,627)
- Settlements during the period	(31,400)	---
- Changes in non-controlling interests	---	19,530
- Lapses of the applicable statute of limitations	---	(64,498)

Ending balance	$530,500	$240,900

9.       Other Accrued Liabilities

	July 31,
	2011	2010

General cost disallowances	$3,882,810	$3,483,876
Other	2,256,613	1,442,922

	$6,139,423	$4,926,798

Included in other accrued liabilities are general cost disallowances relating to potential cost disallowances on amounts billed and collected in current and prior years' projects of approximately $3.9 million and $3.5 million at July 31, 2011 and July 31, 2010, respectively.  The allowance for contract adjustments is recorded for contract disputes and government audits when the amounts are estimatable.

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

The Company awarded 55,041 shares valued at approximately $.7 million in October 2010 pursuant to the Award Plan. These awards issued have a three year vesting period. The "pool" of excess tax benefits accumulated in Capital in Excess of Par Value was $225,000 at July 31, 2011 and July 31, 2010.   Total gross compensation expense is recognized over the vesting period. Unrecognized compensation expense was approximately $.7 million and $.6 million at July 31, 2011 and July 31, 2010, respectively.

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

For fiscal year 2011 and 2010, the Company declared cash dividends of approximately $2.0 million and $1.7 million, respectively.  Within accounts payable, the Company recorded outstanding dividend payables at July 31, 2011 and 2010 of approximately $1.0 million and $0.9 million, respectively.

c.	Stock Repurchase

The Company’s Board of Directors approved a 200,000 share repurchase program in August 2010 in which 115,998 shares remain available for repurchase.

d.	Noncontrolling Interest

On August 1, 2009, the Company adopted authoritative accounting guidance that requires the ownership interests in subsidiaries held by parties other than the parent, and income attributable to those parties, be clearly identified and distinguished in the parent’s consolidated financial statements. The Company’s noncontrolling interest is now disclosed as a separate component of the Company’s consolidated equity on the balance sheets. Earnings and other comprehensive income are separately attributed to both the controlling and noncontrolling interests.  Earnings per share is calculated based on net income attributable to the Company’s controlling interest.

On June 6, 2011, the Company purchased an additional 1.1% of Walsh from noncontrolling shareholders for approximately $219,000.  Two thirds of the purchase price was paid in cash while the remaining one third was paid for with E & E stock.  On March 18, 2011 the Company purchased an additional equity of 5.5% of its majority owned subsidiary, Walsh Environmental Scientists & Engineers, LLC (Walsh), from noncontrolling shareholders for approximately $1,156,000.  The terms of the sale are the same as the purchase in fiscal year 2010, where the company paid one third in cash, one third in a two-year note, and issued E & E stock for the remaining one third of the sale price.  On December 27, 2010, the Company purchased an additional 1.2% of Walsh from noncontrolling shareholders for approximately $257,000.  Two thirds of the purchase price was paid in cash while the remaining one third was paid for with E & E stock.  On August 23, 2010, for approximately $1.1 million, the Company purchased assets and assumed liabilities from Engineering Consulting Services, Inc. and contributed them in exchange for a 60% ownership interest in the newly formed entity Engineering Consulting Services, Inc., LLC (ECSI).  As part of this transaction, the noncontrolling interest contributed the remaining 40% of the net assets which resulted in a $667,000 noncontrolling interest in ECSI.

On March 1, 2010, Walsh purchased an 80% ownership interest in Lowham - Walsh Environmental Services LLC.  This transaction was an asset purchase of the former Lowham Engineering LLC in Wyoming.  Walsh contributed cash and assets into the newly formed entity and issued a five year promissory note bearing a six percent annualized interest rate for the assets of the former company.  On January 28, 2010 the Company purchased an additional equity interest of 18.7% or approximately $2,360,000 of Walsh from noncontrolling shareholders for $3,000,000. One third of the purchase price was paid in cash, one third was paid with the Company's stock, and the remainder was taken as loans carrying an interest rate of 5% to be repaid over a two year period.  The purchase price that was paid to the noncontrolling shareholders was at a premium over the book value of the stock.

All other transactions with noncontrolling shareholders for fiscal years ended July 31, 2011, 2010, and 2009 were made at book value, which management believes approximates book value.

Effects of changes in E&E’s ownership interest in its subsidiaries on E&E’s equity:

	Fiscal year ended July 31, 2011		Fiscal year ended July 31, 2010		Fiscal year ended July 31, 2009
Transfers to noncontrolling interest:
Sale of 310 Walsh common shares	$	---	$	---	$64,920
Sale of 20 Walsh common shares		---		---	4,188
Sale of 160 Walsh common shares		---		40,850	---
Sale of 196 Walsh common shares		---		50,040	---
Sale of 200 Lowham – Walsh common shares		---		52,222	---
Sale of 15,000 Walsh Peru common shares		---		84,450	---
Sale of 900 Gustavson common shares		62,451		---	---
Issuance of 667 ECSI common shares		667,000		---	---
Sale of 75 Lowham – Walsh common shares		27,917		---	---
Total transfers to noncontrolling interest		757,368		227,562	69,108

Transfers from noncontrolling interest:
Purchase of 112 Walsh common shares		---		---	(27,332)
Purchase of 2 Walsh Peru common shares		---		---	(547)
Purchase of 182 Walsh common shares		---		(59,486)	---
Purchase of 7,343 Walsh common shares		---		(2,289,778)	---
Purchase of 11,000 Walsh Peru common shares		---		(126,830)	---
Purchase of 50 Gestion Ambiental Consultores common shares		---		(50,000)	---
Purchase of 20 Walsh common shares		(7,776)		---	---
Purchase of 496 Walsh common shares		(208,156)		---	---
Purchase of 2,205 Walsh common shares		(974,750)		---	---
Purchase of 243 Walsh common shares		(101,905)		---	---
Purchase of 426 Walsh common shares		(197,945)		---	---
Purchase of 100 Walsh common shares		(41,091)		---	---
Total transfers from noncontrolling interest		(1,531,623)		(2,526,094)	(27,879)

Transfers to (from) noncontrolling interest		$(774,255)		$(2,298,532)	$41,229

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

At July 31, 2011, future minimum rental commitments are as follows:

Fiscal Year	Amount

2012	$3,070,440
2013	2,554,872
2014	1,904,588
2015	1,139,169
2016	632,339
Thereafter	806,017

Lease agreements may contain step rent provisions and/or free rent concessions.   Lease payments based on a price index have rent expense recognized on a straight line or substantially equivalent basis, and they are included in the calculation of minimum lease payments. Gross rental expense under the above lease commitments for 2011, 2010, and 2009 was approximately $3.6 million, $3.2 million and $3.0 million, respectively.

14.	Defined Contribution Plans

Contributions to the Parent Company’s defined contribution plan and supplemental retirement plan are discretionary and determined annually by the Board of Directors. Walsh’s defined contribution plan provides for mandatory employer contributions to match 100% of employee contributions up to 4% of each participant’s compensation.  The total expense under the plans for fiscal years 2011, 2010, and 2009 was approximately $2.2 million, $2.0 million, and $1.8 million, respectively.

15.	Earnings Per Share

The computation of basic earnings per share reconciled to diluted earnings per share follows:

	Fiscal Year
	2011	2010	2009

Total income available to common stockholders	$6,960,263	$4,257,607	$5,221,274
Dividend paid	1,963,303	1,747,572	1,594,653
Undistributed earnings	4,996,960	2,510,035	3,626,621

Weighted-average common shares outstanding: basic and diluted	4,222,688	4,160,816	4,115,921

Distributed earnings per share	$.46	$.42	$.39
Undistributed earnings per share	1.19	.60	.88
Total earnings per share	$1.65	$1.02	$1.27

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

16.	Segment Reporting

Segment information for fiscal year ended July 31, 2011 are as follows:

Geographic information:

	Revenue (1)	Gross Long-Lived Assets

United States	$115,041,000	$27,871,726
Foreign countries	54,132,000	5,062,000

(1)  Revenue is attributed to countries based on the location of the customers.  Revenues in the most significant foreign countries include $9.1 million in Kuwait, $15.9 million in Peru, $11.8 million in Brazil, $8.3 million in Chile and $4.4 million in Morocco.

Segment information for fiscal year ended July 31, 2010 are as follows:

Geographic information:

	Revenue	Gross Long-Lived Assets

United States	$101,105,000	$25,991,353
Foreign countries	42,993,000	3,714,000

(1)  Revenue is attributed to countries based on the location of the customers.  Revenues in the most significant foreign countries include $5.4 million in Kuwait, $19.2 million in Peru, $10.4 million in Brazil and $3.8 million in Chile.

Segment information for fiscal year ended July 31, 2009 are as follows:

Geographic information:

	Revenue	Gross Long-Lived Assets

United States	$115,818,000	$24,830,747
Foreign countries	30,263,000	2,730,000

(1)  Revenue is attributed to countries based on the location of the customers.  Revenues in the most significant foreign countries include $16.4 million in Peru, $7.6 million in Brazil and $3.3 million in Chile.

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

On February 4, 2011 the Chico Mendes Institute of Biodiversity Conservation of Brazil (the “Institute”) issued a Notice of Infraction to Ecology and Environment do Brasil LTDA (“E & E Brasil”).  E & E Brasil is a 51 percent majority-owned subsidiary of Ecology and Environment, Inc.  The Notice of Infraction concerns the taking and collecting species of wild animal specimens without authorization by the competent authority and imposes a fine of 520,000 Reals, which has a value of approximately $300,000 USD.  No claim has been made against Ecology and Environment, Inc.  The Institute has also filed Notices of Infraction against four employees of E & E Brasil alleging the same claims and has imposed fines against those individuals that, in the aggregate, are equal to the fine imposed against E & E Brasil.  E & E Brasil has filed administrative responses with the Institute for itself and its employees that: (a) denies the jurisdiction of the Institute, (b) states that the Notice of Infraction is constitutionally vague and (c) affirmatively stated that E & E Brasil had obtained the necessary permits for the surveys and collections of specimens under applicable Brazilian regulations and that the protected conservation area is not clearly marked to show its boundaries.  At this time, E & E Brasil has not received a reply from the Institute to its administrative responses.  The Company believes that these administrative proceedings in Brazil will not have an adverse material effect upon the operations of the Company.

18.	Supplemental Cash Flow Information Disclosure

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  Cash paid for interest amounted to approximately $343,000, $224,000 and $181,000 for the fiscal years ended July 31, 2011, 2010 and 2009, respectively.  Cash paid for income taxes amounted to approximately $5.6 million, $1.5 million and $2.2 million for the fiscal years ended July 31, 2011, 2010 and 2009, respectively.  Of the $1.8 million in dividends paid by the Company in the fiscal year ended July 31, 2011, approximately $.9 million was accrued in accounts payable as of July 31, 2010.  Of the $1.7 million in dividends paid by the Company in the fiscal year ended July 31, 2010, approximately $.8 million was included in accounts payable as of July 31, 2009. In July 2011, the Company declared a dividend of $1.0 million which was accrued in accounts payable.

On March 18, 2011 the Company purchased an additional equity of 5.5% of its majority owned subsidiary Walsh from noncontrolling shareholders for approximately $1,156,000.  The Company paid one third in cash, one third in a two-year note, and issued E & E stock for the remaining one third of the sale price.  On December 27, 2010, the Company purchased an additional 1.2% of its majority owned subsidiary Walsh for approximately $257,000.  Two thirds of this purchase price was paid in cash while the remaining one third was paid for with E&E stock.  On August 23, 2010, the Company purchased a 60% ownership in the assets held by ECSI.  The Company paid $1.0 million in cash for this ownership interest, and the noncontrolling partnership group ECSI, Inc. contributed cash, other assets, and liabilities for its 40% ($667,000) noncontrolling share of the new entity.

19.	Transactions

On August 23, 2010, the Company purchased a 60% ownership interest in a newly formed entity ECSI, LLC, a Lexington, Kentucky based engineering and environmental consulting services company that specializes in mining work.  The Company paid $1.0 million in cash for its 60% ownership interest, and the noncontrolling partnership group, ECSI, Inc., contributed cash, other assets, and liabilities for its 40% ownership share.  The operating agreement contains a priority profit allocation between the Company and ESCI, Inc. for the first five years of operation.  Additionally, in connection with the agreement, the Company has restricted for issuance $.1 million of shares to be awarded to a key employee over a 5 year period, of which the first 20% vested on August 13, 2010 and the second 20% on August 13, 2011.

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

In addition to other immaterial transactions during the year, on March 18, 2011 the Company acquired another 5.5% of its majority owned subsidiary Walsh Environmental Scientists & Engineers, LLC.  The terms of the sale are the same as the purchase in fiscal year 2010, where the Company paid one third in cash, one third in a two year note, and issue E & E stock for the remaining one third of the sale price.  With this purchase, E&E’s ownership share in Walsh was increased to approximately 84% of that company.  The total purchase price was approximately $1,156,000.

20.	Recent Accounting Pronouncements

In June 2011, the FASB issued guidance regarding the presentation of comprehensive income.  The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements.  The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the financial statement where the components of net income and the components of other comprehensive income are presented.  This updated guidance is effective on a retrospective basis for fiscal years beginning after December 15, 2011.  The Company is evaluating the impact of this guidance on its consolidated financial statements.

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

In December 2010, the FASB updated the authoritative guidance for intangibles, including goodwill and other intangibles. The amendments modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company does not believe the adoption of this guidance will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

21.	Subsequent Event

22.	Selected Quarterly Financial Data (unaudited)
(In thousands, except per share information)

2011	First	Second	Third	Fourth

Revenues	$42,026	$41,866	$41,120	$44,161
Income from operations	4,008	3,204	2,199	2,974
Income from continuing operations before income taxes	3,941	3,238	2,587	2,989

Net income	$1,859	$1,758	$1,429	$1,906

Net income per common share: basic and diluted	$.44	$.42	$.34	$.45

2010	First	Second	Third	Fourth

Revenues	$39,447	$30,786	$33,168	$40,697
Income from operations	2,375	1,519	1,847	4,152
Income from continuing operations before income taxes	3,176	1,349	1,781	4,153

Net income	$1,400	$235	$747	$1,876

Net income per common share: basic and diluted	$.34	$.06	$.18	$.44

ECOLOGY AND ENVIRONMENT, INC.
SCHEDULE II
Valuation and Qualifying Accounts
Years Ended July 31, 2011, 2010, and 2009

	Balance at beginning of period	Increase	Decrease	Balance at end of year

July 31, 2011
Allowance for doubtful accounts and contract adjustments	$3,373,673	$6,054,126	$2,660,656	$6,767,143
General cost disallowances	3,483,876	899,875	500,941	3,882,810
Total	$6,857,549	$6,954,001	$3,161,597	$10,649,953

July 31, 2010
Allowance for doubtful accounts and contract adjustments	$2,520,338	$1,463,072	$609,737	$3,373,673
General cost disallowances	3,417,828	66,048	---	3,483,876
Total	$5,938,166	$1,529,120	$609,737	$6,857,549

July 31, 2009
Allowance for doubtful accounts and contract adjustments	$2,056,573	$1,596,018	$1,132,253	$2,520,338
General cost disallowances	3,969,980	9,848	562,000	3,417,828
Total	$6,026,553	$1,605,866	$1,694,253	$5,938,166

Item 9.       Changes In and Disagreements With Accountants on Accounting and Financial Disclosures

None to report.

Item 9A.    Controls and Procedures

Evaluation of disclosure controls and procedures and changes in internal control over financial reporting

As of July 31, 2011, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on our management's evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), were effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of July 31, 2011 based on the criteria in Internal Control—Integrated Framework issued by the COSO.  Based upon this assessment, management has concluded that our internal control over financial reporting was effective as of July 31, 2011.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal control over financial reporting during the fiscal year ended July 31, 2011 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Item 9B.        Other Information
None to report.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The following table sets forth the names, ages and positions of the Directors and executive officers of the Company.

Name	Age	Position

Kevin S. Neumaier	47	President and Chief Executive Officer

Gerhard J. Neumaier	74	Chairman of the Board and Director

Frank B. Silvestro	74	Executive Vice President and Director

Gerald A. Strobel	71	Executive Vice President of Technical Services and Director

Ronald L. Frank	73	Executive Vice President, Secretary, and Director

H. John Mye III	59	Vice President, Chief Financial and Accounting Officer, and Treasurer

Gerard A. Gallagher, Jr.	80	Director

Laurence M. Brickman	67	Senior Vice President

Michael C. Gross	51	Director

Ross M. Cellino	79	Director

Timothy Butler	70	Director

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

Mr. Gallagher joined the Company in 1972, has served as a Director since 1986, and retired from the Company in February 2001 as a Senior Vice President.  Mr. Gallagher has a B.S. in physics.  Mr. Gallagher’s tenure of over 38 years with the Company, principally in government contracting, provides an important understanding of the Company’s markets that makes him a valuable member of the Board.

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

The Board Leadership Structure and Risk Oversight

The Board operates under the leadership of the Chairman.  There is no prohibition in the Company’s bylaws that precludes the Chairman from also assuming the role of Chief Executive Officer.  Since August 1, 2008, it has been the Company’s practice to have a different individual fill the role of Chairman and Chief Executive Officer, except for during times of transition when the same person may fill both roles in an interim capacity while an appropriate candidate is found to assume the vacant position.  E & E believes the current leadership structure provides the appropriate balance of oversight, independence, administration and hands-on involvement in Board activities that are required for the efficient conduct of corporate governance activities.

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

Based solely on a review of the copies of such forms furnished to the Company and written representations from the Company’s Executive Officers and Directors, the Company believes that during the fiscal year ending July 31, 2011 all Section 16(a) filing requirements applicable to its Executive Officers, Directors and greater than ten percent (10%) beneficial owners were complied with by such persons, except for the filing of a Form 4 statement by Ronald L. Frank for the sale of 200 Class A shares of Common Stock that occurred on April 30, 2011 but which statement was not filed until May 13, 2011, the filing of a Form 4 statement by Ronald L. Frank for the sale of 2,000 Class A shares of Common Stock that occurred on May 9, 2011 but which statement was not filed until May 13, 2011, and the filing of a Form 4 statement by Ronald L. Frank for the sale of 1,000 Class A shares of Common Stock that occurred on May 10, 2011 but which statement was not filed until May 13, 2011 since Mr. Frank was out of town.

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

There is shown below information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended July 31, 2011, 2010 and 2009 of those persons who were at July 31, 2011 the chief executive officer, and the two other most highly compensated executive officers with annual salary and bonus for the fiscal year ended July 31, 2011 in excess of $100,000. In this report, the four persons named in the table below are referred to as the "Named Executives."

SUMMARY COMPENSATON TABLE
		Annual Compensation			Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary	Bonus (1)	Other	Stock Incentive Options (Shares)	Restricted Stock Awards (3)	Long-Term Compensation Payouts	All Other (2)	Total

Kevin S. Neumaier	2011	$206,846	$100,000	-0-	-0-	$12,648	-0-	$12,614	$332,108
President and CEO	2010	$200,000	$55,000	-0-	-0-	$18,990	-0-	$12,628	$286,618
	2009	$171,647	$55,000	-0-	-0-	-0-	-0-	$11,683	$238,330

Gerhard J. Neumaier	2011	$367,122	$111,000	-0-	-0-	-0-	-0-	$12,845	$490,967
Chairman of the Board	2010	$357,315	$60,000	-0-	-0-	-0-	-0-	$12,919	$430,234
	2009	$349,078	$60,000	-0-	-0-	-0-	-0-	$12,012	$421,090

Frank B. Silvestro	2011	$336,725	$111,000	-0-	-0-	-0-	-0-	$12,581	$460,306
Executive Vice President and	2010	$327,787	$60,000	-0-	-0-	-0-	-0-	$12,601	$400,388
Director	2009	$320,280	$60,000	-0-	-0-	-0-	-0-	$11,602	$391,882

Gerald A. Strobel	2011	$336,725	$111,000	-0-	-0-	-0-	-0-	$12,845	$460,570
Executive Vice President of	2010	$327,787	$60,000	-0-	-0-	-0-	-0-	$12,919	$400,706
Technical Services and Director	2009	$320,280	$60,000	-0-	-0-	-0-	-0-	$12,012	$392,292

(1)	Amounts earned for bonus compensation determined by the Board of Directors.
(2)	Represents group term life insurance premiums, contributions made by the Company to its Defined Contribution Plan accruals on behalf of each of the Named Executives.
(3)
Represents restricted shares of the Company's Class A Common Stock issued pursuant to the Company's Stock Award Plan.  There were 1,062 and 1,251 shares of restricted stock issued to Kevin S. Neumaier which vested during the fiscal years 2011 and 2010, respectively.

Outstanding Equity Awards at July 31, 2011

The following table sets forth the information concerning the unvested restricted stock grants awarded to the CEO and each of the Named Executive Officers as of the end of fiscal year 2011:

	Stock Awards
Name	Number of Shares that have not Vested (1)	Market Value of Shares that have not Vested (2)

Kevin S. Neumaier	1,088	$18,496

(1)	The stock shares awarded have a three year vesting period.
(2)	Market Value is calculated based on the fair market value of the Company’s stock at July 31, 2011 ($17.00).

Director Compensation

The following table shows the cash amounts earned by each non-employee director for his services in fiscal year 2011.

Name	Board Member Fees	Board Meeting Fees	Other (1)	Total Amount Paid

Michael C. Gross	$54,443	$-0-	$-0-	$54,443
Gerard A. Gallagher, Jr.	$54,443	$-0-	$34,754	$89,197
Ross M. Cellino	$54,443	$-0-	$-0-	$54,443
Timothy Butler	$54,443	$-0-	$-0-	$54,443

(1)	Other is the value paid under a consulting fee arrangement.

During fiscal year 2011, each non-employee director was compensated with a director fee in an annual rate of $34,443.  The Directors fees were paid quarterly.  For fiscal year 2011, a $20,000 bonus was approved for each of the non-employee directors.  This amount is included in the board member fees above.  Other than the directors fee and bonus, the directors received no other compensation from the Company as director or as serving as members or the chairman of any committee of the Board of Directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The following table sets forth, as of September 30, 2011, the number of outstanding shares of Class A Common Stock and Class B Common Stock of the Company beneficially owned by each person known by the Company to be the beneficial owner of more than 5 percent of the then outstanding shares of Common Stock:

	Class A Common Stock		Class B Common Stock
Name and Address (1)	Nature and Amount of Beneficial Ownership (2) (3)	Percent of Class as Adjusted (3)	Nature and Amount of Beneficial Ownership (2) (3)	Percent Of Class

Gerhard J. Neumaier*	413,317	14.2%	375,518	22.8%
Frank B. Silvestro*	292,052	10.3%	292,052	17.8%
Ronald L. Frank*	201,899	7.4%	187,234	11.4%
Gerald A. Strobel*	219,604	8.0%	219,604	13.4%
Kevin S. Neumaier*	123,644	4.7%	114,878	7.0%
Kirsten Shelly	115,558	4.4%	115,558	7.0%
Wedbush, Inc. (4)	231,103	9.1%	---
Franklin Resources, Inc. (5)	199,891	7.9%	---

*See Footnotes in next table.

1)
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

2)
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

3)
There are 2,535,504 shares of Class A Common Stock issued and outstanding and 1,643,773 shares of Class B Common Stock issued and outstanding as of September 30, 2011.  The figures in the "as adjusted" columns are based upon these totals and except as set forth in the preceding sentence, upon the assumptions described in footnote 2 above.

4)	Includes shares owned by subsidiaries and affiliates of Wedbush, Inc. based upon a Schedule 13-G filed on February 15, 2011.

5)	Includes shares owned by subsidiaries and affiliates of Franklin Resources, Inc. based upon a Schedule 13-G filed on February 9, 2010.

Security Ownership of Management

The following table sets forth certain information regarding the beneficial ownership of the Company's Class A Common Stock and Class B Common Stock as of September 30, 2011, by (i) each Director of the Company and (ii) all Directors and officers of the Company as a group.

	Class A Common Stock		Class B Common Stock
Name (1)	Nature and Amount of Beneficial Ownership (2) (3)	Percent of Class as Adjusted (4)	Nature and Amount of Beneficial Ownership (2) (3)	Percent of Class

Gerhard J. Neumaier (5) (10)	413,317	14.2%	375,518	22.8%
Frank B. Silvestro (10)	292,052	10.3%	292,052	17.8%
Ronald L. Frank (6) (10)	201,899	7.4%	187,234	11.4%
Gerald A. Strobel (7) (10)	219,604	8.0%	219,604	13.4%
Gerard A. Gallagher, Jr.	62,606	2.4%	62,265	3.8%
Ross M. Cellino (8)	16,392	*	1,102	*
Michael C. Gross (9)	6,149	*	5,949	*
Timothy Butler	1,680	*	---	---
Directors and Officers Group (11 individuals)	1,362,524	35.8%	1,266,925	77.1%

* Less than 0.1%

1)	The address of each of the above shareholders is c/o Ecology and Environment, Inc., 368 Pleasant View Drive, Lancaster, New York 14086.

2)
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

3)
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

4)
There are 2,535,504 shares of Class A Common Stock issued and outstanding and 1,643,773 shares of Class B Common Stock issued and outstanding as of September 30, 2011.  The figure in the "as adjusted" columns are based upon these totals and except as set forth in the preceding sentence, upon the assumptions described in footnotes 2 and 3 above.

5)
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

6)	Includes 2,640 shares of Class A Common Stock owned by Mr. Frank's individual retirement account and 6,465 shares of Class A Common Stock owned by Mr. Frank’s 401(k) plan account.

7)
Includes 704 shares of Class B Common Stock held in equal amounts by Mr. Strobel as custodian for two of his children, as to which he disclaims beneficial ownership. Does not include any shares of Class B Common Stock held by a trust which one of his children created for which Mr. Strobel serves as Trustee.

8)
Includes 10,915 shares of Class A Common Stock owned by Mr. Cellino's spouse, as to which shares he disclaims beneficial ownership; also includes 4,260 shares of Class A Common Stock owned by Mr. Cellino's Individual Retirement Account.  Includes 5 shares of Class A Common Stock owned by a limited partnership in which Mr. Cellino is a general partner.

9)
Mr. Gross is one of three co-trustees of an inter vivos trust established by his parents for their benefit that owns these shares of Class B Common Stock and is a one-third contingent remainder beneficiary of the trust’s assets which include a total of 17,848 of such shares of which he disclaims beneficial interest in 11,899 of those shares.

10)	Subject to the terms of the Restrictive Agreement. See "Security Ownership of Certain Beneficial Owners-Restrictive Agreement."

Restrictive Agreement

Messrs. Gerhard J. Neumaier, Silvestro, Frank, and Strobel entered into a Stockholders’ Agreement dated May 12, 1970, as amended January 24, 2011, which governs the sale of certain shares of common stock owned by them and the children of those individuals.  The Agreement provides that prior to accepting a bona fide offer to purchase the certain covered part of their shares, each party must first allow the other members to the Agreement the opportunity to acquire on a pro rata basis, with right of over-allotment, all of such shares covered by the offer on the same terms and conditions proposed by the offer.

Item 13.         Certain Relationships and Related Transactions
Director Gerard A. Gallagher, Jr.'s son Gerard A. Gallagher, III, serves as a Senior Vice President with the company and received aggregate compensation of $203,083 for his services during fiscal year 2011.  The company believes that compensation for him is commensurate with his peers and his relationships during 2011 were reasonable and in the best interest of the Company.

Item 14.	Principal Accounting Fees and Services

During the fiscal years ended July 31, 2011 and 2010, Schneider Downs & Co., Inc. (SD) provided audit and audit related services to the Company.  The Audit Committee meets with the Company’s independent registered accounting firm to approve the annual scope of accounting services to be performed, including all audit, audit-related, and non-audit services, and the related fee estimates. The Audit Committee also meets with our independent registered accounting firm, on a quarterly basis, following completion of their quarterly reviews and annual audit before our earnings announcements, to review the results of their work. As appropriate, management and our independent registered accounting firm update the Audit Committee with material changes to any service engagement and related fee estimates as compared to amounts previously approved. Under its charter, the Audit Committee has the authority and responsibility to review and approve, in advance, any audit and proposed permissible non-audit services to be provided to the Company by its independent registered public accounting firm. Set forth below are the aggregate fees billed for these services for the last two fiscal years.

	FY 2011	FY 2010

Audit Fees	$279,642	$261,717
Audit Related Services	42,050	150,381

Grand Total	$321,692	$412,098

Audit Fees: The aggregate fees accrued for professional services rendered for the audit of the Company's financial statements for the fiscal years ended July 31, 2011 and 2010 and for the reviews of the financial statements included in the Company's quarterly reports on Form 10-Q for the fiscal years ended July 31, 2011 and 2010 were $279,642 and $261,717, respectively.  Also included in this number are expenses incurred related to accounting consultation services.

Audit Related Fees: The aggregate fees for the fiscal years ended July 31, 2011 and 2010 billed by SD relate to services rendered to the Company for 401(k), pension plan audits, and indirect rate audits.   For the fiscal year ended July 31, 2010, approximately $100,000 was billed to the Company related to the Company's compliance with Sarbanes Oxley Section 404 prior to the change in legislation, which provided permanent deferral of Sarbanes Oxley Section 404(b).

PART IV

Item 15.  Exhibits, Financial Statements, Schedules

			Page
(a)	1.	Financial Statements

		Report of Independent Registered Public Accounting Firm	23

		Consolidated Balance Sheets - July 31, 2011 and 2010	24

		Consolidated Statements of Income for the fiscal years ended July 31, 2011, 2010 and 2009	25

		Consolidated Statements of Cash Flows for the Fiscal years ended July 31, 2011, 2010 and 2009	26

		Consolidated Statements of Changes in Shareholders Equity for the fiscal years ended July 31, 2011, 2010 and 2009	27

		Notes to Consolidated Financial Statements	28

	2.	Financial Statement Schedule

		Schedule II - Valuation and Qualifying Accounts	42

		All other schedules are omitted because they are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

3.	Exhibits

	Exhibit No.	Description

	3.1	Certificate of Incorporation (1)

	3.2	Certificate of Amendment of Certificate of Incorporation filed on March 23, 1970 (1)

	3.3	Certificate of Amendment of Certificate of Incorporation filed on January 19, 1982 (1)

	3.4	Certificate of Amendment of Certificate of Incorporation filed on January 29, 1987 (1)

	3.5	Certificate of Amendment of Certificate of Incorporation filed on February 10, 1987 (1)

	3.6	Restated By-Laws adopted on July 30, 1986 by Board of Directors (1)

	3.7	Certificate of Change under Section 805-A of the Business Corporation Law filed August 18, 1988 (2)

	4.1	Specimen Class A Common Stock Certificate (1)

	4.2	Specimen Class B Common Stock Certificates (1)

	10.1	Stockholders' Agreement among Gerhard J. Neumaier, Ronald L. Frank, Frank B. Silvestro and Gerald A. Strobel dated May 12, 1970 (1)

	10.4	Ecology and Environment, Inc. Defined Contribution Plan Agreement dated July 25, 1980 as amended on April 28, 1981 and July 21, 1983 and restated effective August 1, 1984 (1)

	10.5	Summary of Ecology and Environment Discretionary Performance Plan (3)

10.6	1998 Ecology and Environment, Inc. Stock Award Plan and Amendments (3)

10.7	2003 Ecology and Environment, Inc. Stock Award Plan (4)

10.8	2007 Ecology and Environment, Inc. Stock Award Plan (5)

10.9	Amendment No. 1 dated January 24, 2011 to the Stockholders’ Agreement among Gerhard J. Neumaier, Ronald L. Frank, Frank B. Silvestro and Gerald A. Strobel dated May 12, 1970 (6)

14.1	Code of Ethics (4)

21.5	Schedule of Subsidiaries as of July 31, 2011 (6)

23.1	Consent of Independent Registered Public Accounting Firm - Schneider Downs & Co., Inc. (6)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (6)

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)

Footnotes

(1)	Filed as exhibits to the Company's Registration Statement on Form S-1, as amended by Amendment Nos. 1 and 2, (Registration No. 33-11543), and incorporated herein by reference.

(2)	Filed as exhibits to the Company's Form 10-K for Fiscal Year Ending July 31, 2002, and incorporated herein by reference.

(3)	Filed as exhibits to the Company's 10-K for the Fiscal Year Ended July 31, 2003, and incorporated herein by reference.

(4)	Filed as exhibits to the Company's 10-K for the Fiscal Year Ending July 31, 2004, and incorporated herein by reference.

(5)	Filed as exhibits to the Company’s 10-K for the Fiscal Year Ending July 31, 2010, and incorporated herein by reference.

(6)	Filed herewith.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECOLOGY AND ENVIRONMENT, INC.

Dated: October 31, 2011	/s/ Kevin S. Neumaier
Kevin S. Neumaier, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Kevin S. Neumaier
Kevin S. Neumaier	President and Chief Executive Officer	October 31, 2011

/s/ Gerhard J. Neumaier
Gerhard J. Neumaier	Chairman of the Board and Director	October 31, 2011

/s/ Frank B. Silvestro
Frank B. Silvestro	Executive Vice President and Director	October 31, 2011

/s/ Gerald A. Strobel
Gerald A. Strobel	Executive Vice President of Technical Services and Director	October 31, 2011

/s/ Ronald L. Frank
Ronald L. Frank	Executive Vice President, Secretary, and Director	October 31, 2011

/s/ H. John Mye III
H. John Mye III	Vice President, Treasurer and Chief Financial and Accounting Officer	October 31, 2011

/s/ Gerard A. Gallagher, Jr.
Gerard A. Gallagher, Jr.	Director	October 31, 2011

/s/ Ross M. Cellino
Ross M. Cellino	Director	October 31, 2011

/s/ Timothy Butler
Timothy Butler	Director	October 31, 2011

/s/ Michael C. Gross
Michael C. Gross	Director	October 31, 2011

Ecology and Environment, Inc.
Form 10-K
Fiscal Year Ending July 31, 2011