Form 10-Q
period 2011-10-29
ECOLOGY & ENVIRONMENT INC
filed 2011-12-13
CIK 809933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended October 29, 2011

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to __________

Commission File Number 1-9065

ECOLOGY AND ENVIRONMENT, INC.
(Exact name of registrant as specified in its charter)

New York	16-0971022
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

368 Pleasant View Drive
Lancaster, New York	14086
(Address of principal executive offices)	(Zip code)

(716)  684-8060
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

At December 1, 2011, 2,596,956 shares of Registrant's Class A Common Stock (par value $.01) and 1,643,773 shares of Class B Common Stock (par value $.01) were outstanding.

Ecology and Environment, Inc
Consolidated Balance Sheets

Assets	October 29, 2011	July 31, 2011

Current assets:
Cash and cash equivalents	$7,584,323	$8,529,842
Investment securities, available for sale	1,478,886	1,491,459
Contract receivables, net	62,972,670	63,750,870
Deferred income taxes	5,144,030	4,949,368
Other current assets	2,795,621	2,254,415

Total current assets	79,975,530	80,975,954

Property, building and equipment, net of accumulated depreciation, $21,018,441 and $22,972,422	10,415,125	9,961,304
Deferred income taxes	1,302,595	1,300,181
Other assets	2,018,769	2,030,203

Total assets	$93,712,019	$94,267,642

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$11,781,747	$13,097,765
Demand loan payable	2,500,000	-
Accrued payroll costs	8,243,409	9,146,711
Income taxes payable	1,052,748	1,195,741
Current portion of long-term debt and capital lease obligations	999,268	1,689,920
Billings in excess of revenue	8,167,469	7,727,725
Other accrued liabilities	4,637,596	6,139,423

Total current liabilities	37,382,237	38,997,285

Income taxes payable	339,027	339,027
Deferred income taxes	525,106	525,106
Long-term debt and capital lease obligations	496,390	448,391
Commitments and contingencies (see note #12)	-	-

Shareholders' equity:
Preferred stock, par value $.01 per share; authorized - 2,000,000 shares; no shares issued	-	-
Class A common stock, par value $.01 per share; authorized - 6,000,000 shares; issued - 2,685,151 shares	26,851	26,851
Class B common stock, par value $.01 per share; authorized - 10,000,000 shares; issued - 1,708,574 shares	17,087	17,087
Capital in excess of par value	19,564,960	19,983,029
Retained earnings	31,957,540	30,797,763
Accumulated other comprehensive income	1,340,526	1,527,189
Treasury stock - Class A common, 88,195 and 125,923 shares; Class B common, 64,801 shares, at cost	(1,963,903)	(2,317,515)

Total Ecology and Environment, Inc. shareholders' equity	50,943,061	50,034,404
Noncontrolling interests	4,026,198	3,923,429

Total shareholders' equity	54,969,259	53,957,833

Total liabilities and shareholders' equity	$93,712,019	$94,267,642

The accompanying notes are an integral part of these consolidated financial statements.

Ecology and Environment, Inc.
Consolidated Statements of Income
Unaudited

	Three months ended October 29, 2011	Three months ended October 30, 2010

Revenue	$42,311,806	$42,026,371

Cost of professional services and other direct operating expenses	15,577,703	16,237,321
Subcontract costs	9,112,140	7,082,711
Administrative and indirect operating expenses	11,199,254	10,385,218
Marketing and related costs	3,942,280	3,878,768
Depreciation and amortization	440,837	433,884

Income from operations	2,039,592	4,008,469
Interest expense	(80,300)	(81,819)
Interest income	11,682	26,191
Other income	109,278	6,430
Net foreign exchange gain (loss)	3,332	(18,407)

Income before income tax provision	2,083,584	3,940,864
Income tax provision	678,317	1,466,495

Net income	$1,405,267	$2,474,369

Net income attributable to noncontrolling interests	(245,490)	(615,794)

Net income attributable to Ecology and Environment, Inc.	$1,159,777	$1,858,575

Net income per common share: basic and diluted	$0.28	$0.44

Weighted average common shares outstanding: basic and diluted	4,203,445	4,202,417

The accompanying notes are an integral part of these consolidated financial statements.

Ecology and Environment, Inc
Consolidated Statements of Cash Flows
Unaudited

	Three months ended October 29, 2011	Three months ended October 30, 2010

Cash flows from operating activities:
Net income	$1,405,267	$2,474,369
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation expense	440,837	433,884
Provision (benefit) for deferred income taxes	(197,076)	(23,555)
Share based compensation expense	182,896	135,294
Tax impact of share-based compensation	105,988	-
Provision for contract adjustments	187,209	275,467
(Increase) decrease in:
- contract receivables	(832,932)	(7,163,011)
- other current assets	(583,483)	(572,007)
- other non-current assets	7,958	6,973
Increase (decrease) in:
- accounts payable	(1,121,380)	(1,374,921)
- accrued payroll costs	(826,593)	1,891,233
- income taxes payable	(162,297)	739,204
- billings in excess of revenue	621,753	3,386,542
- other accrued liabilities	(557,108)	88,326

Net cash provided by (used in) operating activities	(1,328,961)	297,798

Cash flows provided by (used in) investing activities:
Acquistion of noncontrolling interest of subsidiaries	(61,750)	(7,776)
Purchase of Engineering Consulting Services, Inc., net of cash equivalents of $309,487	-	(790,513)
Purchase of property, building and equipment	(975,657)	(343,648)
Change in accounts payable due to purchase of equipment	10,392	-
Purchase of investment securities, net	(434)	(14,652)

Net cash used in investing activities	(1,027,449)	(1,156,589)

Cash flows provided by (used in) financing activities:
Dividends paid	(1,028,881)	(880,417)
Proceeds from debt	251,427	339,385
Repayment of debt and capital lease obligations	(57,011)	(178,204)
Proceeds from line of credit	2,500,000	-
Distributions to noncontrolling interests	(110,754)	(261,882)
Proceeds from sale of subsidiary shares to noncontrolling interests	41,634	62,451
Purchase of treasury stock	(363,050)	(229,039)

Net cash provided by (used in) financing activities	1,233,365	(1,147,706)

Effect of exchange rate changes on cash and cash equivalents	177,526	85,280

Net decrease in cash and cash equivalents	(945,519)	(1,921,217)
Cash and cash equivalents at beginning of period	8,529,842	14,229,894

Cash and cash equivalents at end of period	$7,584,323	$12,308,677

The accompanying notes are an integral part of these consolidated financial statements.

Ecology and Environment, Inc
Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income
Unaudited

	Class A Common Stock Shares	Class A Common Stock Amount	Class B Common Stock Shares	Class B Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares	Treasury Stock Amount	Noncontrolling Interest	Comprehensive Income

Balance at July 31, 2010	2,685,072	$ 26,850	1,708,653	$ 17,088	$ 20,059,200	$ 25,800,803	$ 815,906	201,262	$ (1,855,466)	$ 4,369,641	$ 6,798,661

Net income	-	-	-	-	-	6,960,263	-	-	-	1,163,673	8,123,936
Foreign currency translation adjustment	-	-	-	-	-	-	686,380	-	-	12,119	698,499
Cash dividends paid ($.46 per share)	-	-	-	-	-	(1,963,303)	-	-	-	-	-
Unrealized investment gain, net	-	-	-	-	-	-	(11,189)	-	-	-	(11,189)
Conversion of common stock - B to A	79	1	(79)	(1)	-	-	-	-	-	-	-
Repurchase of Class A common stock	-	-	-	-	-	-	-	84,002	(1,335,960)	-	-
Issuance of stock under stock award plan	-	-	-	-	(482,061)	-	-	(55,041)	482,061	-	-
Share-based compensation expense	-	-	-	-	541,175	-	-	-	-	-	-
Sale of subsidiary shares to noncontrolling interests	-	-	-	-	-	-	-	-	-	90,368	-
Issuance of shares to noncontrolling interests	-	-	-	-	-	-	-	-	-	667,000	-
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	(847,749)	-
Purchase of additional noncontrolling interests	-	-	-	-	(135,285)	-	36,092	(39,895)	391,850	(1,531,623)	36,092
Stock award plan forfeitures	-	-	-	-	-	-	-	396	-	-	-

Balance at July 31, 2011	2,685,151	$ 26,851	1,708,574	$ 17,087	$ 19,983,029	$ 30,797,763	$ 1,527,189	190,724	$ (2,317,515)	$ 3,923,429	$ 8,847,338

Net income	-	-	-	-	-	1,159,777	-	-	-	245,490	1,405,267
Foreign currency translation adjustment	-	-	-	-	-	-	(188,730)	-	-	147	(188,583)
Unrealized investment gain, net	-	-	-	-	-	-	(222)	-	-	-	(222)
Repurchase of Class A common stock	-	-	-	-	-	-	-	22,825	(363,050)	-	-
Issuance of stock under stock award plan	-	-	-	-	(716,662)	-	-	(62,099)	716,662	-	-
Share-based compensation expense	-	-	-	-	182,896	-	-	-	-	-	-
Tax impact of share based compensation	-	-	-	-	105,988	-	-	-	-	-	-
Sale of subsidiary shares to noncontrolling interests	-	-	-	-	-	-	-	-	-	41,634	-
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	(110,754)	-
Purchase of additional noncontrolling interests	-	-	-	-	9,709	-	2,289	-	-	(73,748)	2,289
Stock award plan forfeitures	-	-	-	-	-	-	-	1,546	-	-	-

Balance at October 29, 2011	2,685,151	$ 26,851	1,708,574	$ 17,087	$ 19,564,960	$ 31,957,540	$ 1,340,526	152,996	$ (1,963,903)	$ 4,026,198	$ 1,218,751

The accompanying notes are an integral part of these consolidated financial statements.

Ecology and Environment, Inc.
Notes to Consolidated Financial Statements

Summary of Operations and Basis of Presentation

The consolidated financial statements included herein have been prepared by Ecology and Environment, Inc., ("E&E" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature.  The Company follows the same accounting policies in preparation of interim reports. Although E&E believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in E&E's 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The consolidated results of operations for the three months ended October 29, 2011 are not necessarily indicative of the results for any subsequent period or the entire fiscal year ending July 31, 2012.

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

Certain prior year amounts were reclassified to conform to the fiscal year 2012 consolidated financial statement presentation.

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

Substantially all of the Company's cost-type work is with federal governmental agencies and, as such, is subject to audits after contract completion. Under these cost-type contracts, provisions for adjustments to accrued revenue are recognized on a quarterly basis and based on past audit settlement history. Government audits have been completed and final rates have been negotiated through fiscal year 2005. The Company records an allowance for contract adjustments which is recorded in other accrued liabilities principally represents a reserve for contract adjustments for the fiscal years 1996-2012.

We reduce our contract receivables and costs and estimated earnings in excess of billings on contracts in process by establishing an allowance for amounts that, in the future, may become uncollectible or unrealizable, respectively. We determine our estimated allowance for uncollectible amounts based on management’s judgments regarding our operating performance related to the adequacy of the services performed, the status of change orders and claims, our experience settling change orders and claims and the financial condition of our clients, which may be dependent on the type of client and current economic conditions that the client may be subject to.

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

Investment securities have been classified as available for sale and are stated at fair value. Unrealized gains or losses related to investment securities available for sale are reflected in accumulated other comprehensive income, net of applicable income taxes in the consolidated balance sheets and statements of changes in shareholders' equity. The cost basis of securities sold is based on the specific identification method. The Company had gross unrealized gains of approximately $24,000 at October 29, 2011 and July 31, 2011, respectively.

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

The following table presents the level within the fair value hierarchy at which the Company’s financial assets are measured on a recurring basis.

Financial assets as of October 29, 2011:

	Level 1	Level 2	Level 3		Total
Assets
Investment securities available for sale	$1,426,012	$52,874	$	---	$1,478,886

Financial assets as of July 31, 2011:

	Level 1	Level 2	Level 3		Total
Assets
Investment securities available for sale	$1,438,286	$53,173	$	---	$1,491,459

The carrying amount of cash and cash equivalents, contract receivables, notes receivable and accounts payable at October 29, 2011 and July 31, 2011 approximate fair value.  Long-term debt consists of bank loans and capitalized equipment leases. The demand loan payable consists of borrowings against the Company’s line of credit for working capital requirements.  Based on the Company's assessment of the current financial market and corresponding risks associated with the debt and line of credit borrowings, management believes that the carrying amount of the liabilities at October 29, 2011 and July 31, 2011 approximates fair value.  There were no financial instruments classified as level 3.

The availability of observable market data is monitored to assess the appropriate classification of financial instruments within the fair value hierarchy.  Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another.  In such instances, the transfer is reported at the beginning of the reporting period.  The Company evaluated the significance of transfers between levels based upon the nature of the financial instrument.  For the three months ended October 29, 2011, there were no transfers in or out of levels 1, 2 or 3.

g.	Foreign Currencies

The financial statements of foreign subsidiaries where the local currency is the functional currency are translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for results of operations. Translation adjustments are deferred in accumulated other comprehensive income.  Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as a component of other income (expense) as incurred.  The Company recorded foreign currency transaction gains/(losses) of approximately $3,000 and ($18,000) for the three months ended October 29, 2011 and October 30, 2010, respectively.

The financial statements of foreign subsidiaries located in highly inflationary economies are remeasured as if the functional currency were the U.S. dollar. The remeasurement of local currencies into U.S. dollars creates transaction adjustments which are included in net income. There were no highly inflationary economy translation adjustments for fiscal years 2011 or 2012.

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

The Company has significant deferred tax assets, resulting principally from contract reserves, accrued compensation and fixed assets.  The Company periodically evaluates the likelihood of realization of deferred tax assets, and has determined that a valuation allowance of approximately $346,000 has been established on excess foreign tax credit carryforwards, the utilization of which is dependent on future foreign source income.

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

The Company's policy is to invest cash in excess of operating requirements in income-producing short-term investments. At October 29, 2011 and July 31, 2011, short-term investments consist of money market funds. Short-term investments amounted to approximately $.1 million at October 29, 2011 and $2.0 million at July 31, 2011 and are reflected in cash and cash equivalents in the accompanying consolidated balance sheets and statements of cash flows.

3.	Contract Receivables, net

	October 29, 2011	July 31, 2011

United States government -
Billed	$4,911,433	$2,455,312
Unbilled	2,425,841	3,364,476
	7,337,274	5,819,788

Industrial customers and state and municipal governments -
Billed	36,459,917	40,181,320
Unbilled	27,026,076	24,504,849
	63,485,993	64,686,169

Allowance for doubtful accounts and contract adjustments	(7,850,597)	(6,755,087)

	$62,972,670	$63,750,870

United States government receivables arise from long-term U.S. government prime contracts and subcontracts. Unbilled receivables result from revenues which have been earned, but are not billed as of period-end.  The above unbilled balances are comprised of incurred costs plus fees not yet processed and billed; and differences between year-to-date provisional billings and year-to-date actual contract costs incurred.  Included in the balance of receivables for industrial customers and state and municipal customers are receivables due under the contracts with organizations in Kuwait of $14.2 million and $12.4 million at October 29, 2011 and July 31, 2011, respectively.  Of the outstanding balances, approximately $1.3 million and $1.8 million were included in billings in excess of revenue as of October 29, 2011 and July 31, 2011, respectively.  Management anticipates that the October 29, 2011 unbilled receivables will be substantially billed and collected within one year.   Within the above billed balances are contractual retainages in the amount of approximately $276,000 at October 29, 2011 and $222,000 at July 31, 2011. Management anticipates that the October 29, 2011 retainage balance will be substantially collected within one year.

4.	Line of Credit

The Company maintains an unsecured line of credit available for working capital and letters of credit of $20.5 million at interest rates ranging from 3% to 5% at October 29, 2011.  Other lines are available solely for letters of credit in the amount of $13.5 million.  The Company guarantees the line of credit of Walsh.  Its lenders have reaffirmed the Company’s lines of credit within the past twelve months.  At October 29, 2011 and July 31, 2011 the Company had letters of credit and loans outstanding totaling approximately $6.6 million and $4.1 million, respectively.   After letters of credit and loans, there was $27.5 million of availability under the lines of credit at October 29, 2011.

5.	Debt and Capital Lease Obligations

Debt inclusive of capital lease obligations consists of the following:

	October 29, 2011	July 31, 2011

Various bank loans and advances at interest rates ranging from 5% to 14%	$1,105,738	$1,907,369
Capital lease obligations at varying interest rates averaging 11%	389,920	230,942
	1,495,658	2,138,311

Current portion of long-term debt and capital lease obligations	(999,268)	(1,689,920)

Long-term debt and capital lease obligations	$496,390	$448,391

The aggregate maturities of long-term debt and capital lease obligations at October 29, 2011 are as follows:

Amount

November 2011 – October 2012	$999,268
November 2012 – October 2013	435,845
November 2013 – October 2014	51,912
November 2014 – October 2015	8,633
November 2015 – October 2016	---
Thereafter	---
$1,495,658

6.	Income Taxes

The estimated effective tax rate for fiscal year 2012 is 32.6%, as compared to the estimated tax rate of 37.2% reported for the three months ended October 30, 2010.  The reduction in rate is mainly attributable to reduced income from foreign operations.

7.	Other Accrued Liabilities

	October 29, 2011	July 31, 2011

Allowance for contract adjustments	$2,986,565	$3,882,810
Other	1,651,031	2,256,613

	$4,637,596	$6,139,423

Included in other accrued liabilities is an allowance for contract adjustments relating to potential cost disallowances on amounts billed and collected in current and prior years' projects.  The allowance for contract adjustments is recorded for contract disputes and government audits when the amounts are estimatable.

8.	Stock Award Plan

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

The Company awarded 62,099 shares valued at approximately $.9 million in October 2011 pursuant to the Award Plan. These awards issued have a three year vesting period. The "pool" of excess tax benefits accumulated in Capital in Excess of Par Value was $330,000 and $225,000 at October 29, 2011 and July 31, 2011, respectively.   Total gross compensation expense is recognized over the vesting period. Unrecognized compensation expense was approximately $1.4 million and $.7 million at October 29, 2011 and July 31, 2011, respectively.

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

For fiscal year 2011, the Company declared cash dividends of approximately $2.0 million.  Within accounts payable, the Company recorded outstanding dividend payables at July 31, 2011 of approximately $1.0 million.

c.	Stock Repurchase

The Company’s Board of Directors approved a 200,000 share repurchase program in August 2010 in which 93,173 shares remain available for repurchase.

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

All transactions with noncontrolling shareholders for three months ended October 29, 2011 and fiscal year ended July 31, 2011 were made at book value, which management believes approximates fair value.

Effects of changes in E&E’s ownership interest in its subsidiaries on E&E’s equity:

	Three months ended October 29, 2011		Fiscal year ended July 31, 2011
Transfers to noncontrolling interest:
Sale of 900 Gustavson common shares	$	---	$62,451
Issuance of 667 ECSI common shares		---	667,000
Sale of 75 Lowham – Walsh common shares		---	27,917
Sale of 600 Gustavson common shares		41,634	---
Total transfers to noncontrolling interest		41,634	757,368

Transfers from noncontrolling interest:
Purchase of 20 Walsh common shares		---	(7,776)
Purchase of 496 Walsh common shares		---	(208,156)
Purchase of 2,205 Walsh common shares		---	(974,750)
Purchase of 243 Walsh common shares		---	(101,905)
Purchase of 426 Walsh common shares		---	(197,945)
Purchase of 100 Walsh common shares		---	(41,091)
Purchase of 152 Walsh common shares		(73,748)	---
Total transfers from noncontrolling interest		(73,748)	(1,531,623)

Transfers to (from) noncontrolling interest		$(32,114)	$(774,255)

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

11.	Earnings Per Share

The computation of basic earnings per share reconciled to diluted earnings per share follows:

	Three months ended
	October 29, 2011		October 30, 2010

Total income available to common stockholders		$1,159,777		$1,858,575
Dividend declared		---		---
Undistributed earnings		1,159,777		1,858,575

Weighted-average common shares outstanding (basic)		4,203,445		4,202,417

Distributed earnings per share	$	---	$	---
Undistributed earnings per share		.28		.44
Total earnings per share		.28		.44

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

12.	Segment Reporting

Segment information for three months ended October 29, 2011 approximates the following:

Geographic information:

	Revenue (1)	Gross Long- Lived Assets

United States	$28,430,000	$26,247,000
Foreign countries	13,882,000	5,187,000

(1)  Revenue is attributed to countries based on the location of the customers.  Revenues in the most significant foreign countries include $4.6 million in Peru, $3.3 million in Brazil and $2.4 million in Chile.

Segment information for three months ended October 30, 2010 approximates the following:

Geographic information:

	Revenue (1)	Gross Long- Lived Assets

United States	$27,393,000	$26,194,000
Foreign countries	14,633,000	4,284,000

(1)  Revenue is attributed to countries based on the location of the customers.  Revenues in the most significant foreign countries include $6.4 million in Peru, $2.7 million in Brazil and $2.3 million in Kuwait.

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

On February 4, 2011 the Chico Mendes Institute of Biodiversity Conservation of Brazil (the “Institute”) issued a Notice of Infraction to Ecology and Environment do Brasil LTDA (“E & E Brasil”).  E & E Brasil is a 51 percent majority-owned subsidiary of Ecology and Environment, Inc.  The Notice of Infraction concerns the taking and collecting species of wild animal specimens without authorization by the competent authority and imposes a fine of 520,000 Reals, which has a value of approximately $308,000 USD.  No claim has been made against Ecology and Environment, Inc.  The Institute has also filed Notices of Infraction against four employees of E & E Brasil alleging the same claims and has imposed fines against those individuals that, in the aggregate, are equal to the fine imposed against E & E Brasil.  E & E Brasil has filed administrative responses with the Institute for itself and its employees that: (a) denies the jurisdiction of the Institute, (b) states that the Notice of Infraction is constitutionally vague and (c) affirmatively stated that E & E Brasil had obtained the necessary permits for the surveys and collections of specimens under applicable Brazilian regulations and that the protected conservation area is not clearly marked to show its boundaries.  At this time, E & E Brasil has not received a reply from the Institute to its administrative responses.  The Company believes that these administrative proceedings in Brazil will not have an adverse material effect upon the operations of the Company.

14.	Supplemental Cash Flow Information Disclosure

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  Cash paid for interest amounted to approximately $73,000 and $79,000 for the three months ended October 29, 2011 and October 30, 2010, respectively.  Cash paid for income taxes amounted to approximately $.9 million and $.7 million for the three months ended October 29, 2011 and October 30, 2010, respectively.  The $1.0 million in dividends paid by the Company for the three months ended October 29, 2011 was accrued in accounts payable as of July 31, 2011.  The $.9 million in dividends paid by the Company for the three months ended October 30, 2010 was accrued in accounts payable as of July 31, 2010.

On August 23, 2010, the Company purchased a 60% ownership in the assets held by ECSI.  The Company paid $1.0 million in cash for this ownership interest, and the noncontrolling partnership group ECSI, Inc. contributed cash, other assets, and liabilities for its 40% ($667,000) noncontrolling share of the new entity.

15.	Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05 Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 increases the prominence of other comprehensive income in financial statements. Under ASU 2011-05, companies will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. ASU 2011-05 eliminates the option to present other comprehensive income in the statement of changes in equity and is applied retrospectively. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-05 to have a significant impact on its consolidated financial statements.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Operating activities consumed $1.3 million of cash during the first three months of fiscal year 2012.  This was mainly attributable to a decrease in accounts payable, a decrease in other accrued liabilities, a decrease in accrued payroll costs and an increase in other current assets.  Accounts payable decreased $1.1 million during the first three months of fiscal year 2012.  Other accrued liabilities decreased $.6 million during the first three months of fiscal year 2012.  Accrued payroll costs decreased $.8 million during the first three months of fiscal year 2012 due to the payment of accrued corporate bonuses offset by an additional week of payroll accrued at Ecology and Environment, Inc. (Parent Company) at October 29, 2011.  Other current assets increased $.6 million during the first three months of fiscal year 2012.  Offsetting these was the reported $1.4 million in net income and an increase in billings in excess of revenue.  Billings in excess of revenue increased $.6 million during the first three months of fiscal year 2012 mainly attributable to balances on contracts with organizations in Kuwait and contracts at the majority owned subsidiaries E&E do Brasil and Walsh.

Investment activities consumed $1.0 million of cash during the first three months of fiscal year 2012 mainly attributable to the Company’s purchases of property, building and equipment of $1.0 million during the first three months of fiscal year 2012.

Financing activities provided $1.2 million of cash during the first three months of fiscal year 2012.  The Company paid dividends in the amount of $1.0 million which was accrued as of July 31, 2011.  The Company purchased treasury stock in the amount $.4 million during the first three months of fiscal year 2012.  Net cash inflow on long-term debt and capital lease obligations was $.2 million.  The Company recorded a demand loan payable at the Parent Company for $2.5 million for borrowings against the line of credit.

The Company maintains an unsecured line of credit available for working capital and letters of credit of $20.5 million at interest rates ranging from 3% to 5% at October 29, 2011.  Other lines are available solely for letters of credit in the amount of $13.5 million.  The Company guarantees the line of credit of Walsh.  Its lenders have reaffirmed the Company’s lines of credit within the past twelve months.  At October 29, 2011 and July 31, 2011 the Company had letters of credit and loans outstanding totaling approximately $6.6 million and $4.1 million, respectively.   After letters of credit and loans, there was $27.5 million of availability under the lines of credit at October 29, 2011.  The Company maintained a cash balance of $7.6 million at October 29, 2011, however borrowings of $2.5 million against the Company’s line of credit were necessary during the quarter due to the cash requirements at the Company’s subsidiaries and the overall access of certain cash balances within the Company’s international subsidiaries.  The Company believes that cash flows from operations and borrowings against the lines of credit will be sufficient to cover all working capital requirements for at least the next twelve months and the foreseeable future.

Results of Operations

Revenue

First Quarter 2012 vs 2011

Revenue for the first quarter of fiscal year 2012 was $42.3 million, up slightly from the $42.0 million reported for the first quarter of fiscal year 2011.  The Company’s Chilean subsidiary Gestion Ambiental Consultores (GAC) reported revenue of $2.4 million during the first quarter of fiscal year 2012, an increase of $.9 million or 60% from the $1.5 million reported in the first quarter of fiscal year 2011 due to increased work in mining and extractive industries.  The Company’s subsidiary E&E do Brasil reported revenue of $3.3 million during the first quarter of fiscal year 2012, an increase of $.6 million from the $2.7 million reported in the first quarter of fiscal year 2011 due to increased work on contracts in the energy market.  Revenue at the Parent Company was $22.7 million during the first quarter of fiscal year 2012, an decrease of $1.5 million attributable to work performed on contracts in the Parent Company’s energy and international sectors offset by increases in work in the federal government sector. First quarter revenues included $.5 million for contract modifications received and collected for costs that were recognized in prior periods and a favorable settlement of government contract rates covering the years 2002 through 2005 of approximately $.3 million.  The Company is currently in discussion with a client regarding modifications covering costs incurred during the current quarter on certain contracts in the Middle East.  Reserves of $.4 million were recorded in the current period on such revenue until these modifications are received.

Income Before Income Taxes

First Quarter 2012 vs 2011

The Company’s income before income taxes was $2.1 million for the first quarter of fiscal year 2012, a decrease of $1.8 million from the $3.9 million reported in the first quarter of 2011.  Revenue less subcontract costs were $33.2 million, a decrease of $1.8 million from the $35.0 million reported in the first quarter of the prior year.  Gross profits (revenue less cost of professional services, other direct operating expenses and subcontract costs) decreased $1.1 million during the first quarter of fiscal year 2012 due mainly to increased subcontract costs during the quarter, while revenue levels remained consistent with the prior year.  Income from operations for the first quarter of fiscal year 2012 was $2.0 million, down 50% from the $4.0 million reported in first quarter of fiscal year 2011.  These reductions were mainly attributable to the decreased energy market work in the Parent Company, and excess staffing levels in the Parent Company, Brazil and Walsh which have increased indirect operating expenses.

Income Taxes

The estimated effective tax rate for fiscal year 2012 is 32.6%, as compared to the estimated tax rate of 37.2% reported for the three months ended October 30, 2010.  The reduction in rate is mainly attributable to reduced income from foreign operations.

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

The Company maintains reserves for cost disallowances on its cost based contracts as a result of government audits.  Government audits have been completed and final rates have been negotiated through fiscal year 2005.  The Company has estimated its exposure based on completed audits, historical experience and discussions with the government auditors.  If these estimates or their related assumptions change, the Company may be required to record additional charges for disallowed costs on its government contracts.

Allowance for Doubtful Accounts and Contract Adjustments

We reduce our contract receivables and costs and estimated earnings in excess of billings on contracts in process by establishing an allowance for amounts that, in the future, may become uncollectible or unrealizable, respectively. We determine our estimated allowance for uncollectible amounts and allowance for contract adjustments based on management’s judgments regarding our operating performance related to the adequacy of the services performed, the status of change orders and claims, our experience settling change orders and claims and the financial condition of our clients, which may be dependent on the type of client and current economic conditions.

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

Internal Controls

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended October 29, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On February 4, 2011 the Chico Mendes Institute of Biodiversity Conservation of Brazil (the “Institute”) issued a Notice of Infraction to Ecology and Environment do Brasil LTDA (“E & E Brasil”).  E & E Brasil is a 51 percent majority-owned subsidiary of Ecology and Environment, Inc.  The Notice of Infraction concerns the taking and collecting species of wild animal specimens without authorization by the competent authority and imposes a fine of 520,000 Reals, which has a value of approximately $308,000 USD.  No claim has been made against Ecology and Environment, Inc.  The Institute has also filed Notices of Infraction against four employees of E & E Brasil alleging the same claims and has imposed fines against those individuals that, in the aggregate, are equal to the fine imposed against E & E Brasil.  E & E Brasil has filed administrative responses with the Institute for itself and its employees that: (a) denies the jurisdiction of the Institute, (b) states that the Notice of Infraction is constitutionally vague and (c) affirmatively stated that E & E Brasil had obtained the necessary permits for the surveys and collections of specimens under applicable Brazilian regulations and that the protected conservation area is not clearly marked to show its boundaries.  At this time, E & E Brasil has not received a reply from the Institute to its administrative responses.  The Company believes that these administrative proceedings in Brazil will not have an adverse material effect upon the operations of the Company.

Item 2.	Changes in Securities and Use of Proceeds

(e)  Purchased Equity Securities.  The following table summarizes the Company’s purchases of its common stock during the three month period ended October 29, 2011:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
August 1, 2011 – October 29, 2011	22,825	$16.71	22,825	93,173

Item 3.	Defaults Upon Senior Securities

The Registrant has no information for Item 3 that is required to be presented.

Item 4.	Submission of Matters to a Vote of Security Holders

The Registrant has no information for Item 4 that is required to be presented.

Item 5.	Other Information

The Registrant has no information for Item 5 that is required to be presented.

Item 6.	Exhibits and Reports on Form 8-K

(a)	- 31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
- 31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
- 32.1 Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
- 32.2 Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Registrant filed a Form 8-K report on October 29, 2010 to announce the issuance of a press release setting forth its results of operations and financial condition for the year ending July 31, 2010.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ecology and Environment, Inc.

Date: December 13, 2011	By:	/s/ H. John Mye III
H. John Mye III
Vice President, Treasurer and Chief Financial Officer – Principal Financial and Accounting Officer