Form 10-Q
period 2012-01-31
ECOLOGY & ENVIRONMENT INC
filed 2012-03-21
CIK 809933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended January 31, 2012

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to __________

Commission File Number 1-9065

ECOLOGY AND ENVIRONMENT, INC.
(Exact name of registrant as specified in its charter)

New York	16-0971022
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

368 Pleasant View Drive
Lancaster, New York	14086
(Address of principal executive offices)	(Zip code)

(716)  684-8060
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

At March  1, 2012, 2,601,562 shares of Registrant's Class A Common Stock (par value $.01) and 1,643,773 shares of Class B Common Stock (par value $.01) were outstanding.

Ecology and Environment, Inc
Consolidated Balance Sheets

Assets	(Unaudited) January 31, 2012	July 31, 2011

Current assets:
Cash and cash equivalents	$11,772,412	$8,529,842
Investment securities, available for sale	1,389,097	1,491,459
Contract receivables, net	56,828,686	63,750,870
Deferred income taxes	5,059,942	4,949,368
Income tax receivable	1,400,388	-
Other current assets	2,757,718	2,254,415

Total current assets	79,208,243	80,975,954

Property, building and equipment, net of accumulated depreciation, $19,779,176 and $22,972,422, respectively	11,557,470	9,961,304
Deferred income taxes	1,232,637	1,300,181
Other assets	2,041,886	2,030,203

Total assets	$94,040,236	$94,267,642

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$10,009,868	$13,097,765
Demand loan payable	6,500,000	-
Accrued payroll costs	8,236,778	9,146,711
Income taxes payable	-	1,195,741
Current portion of long-term debt and capital lease obligations	486,337	1,689,920
Billings in excess of revenue	9,006,547	7,727,725
Other accrued liabilities	4,232,098	6,139,423

Total current liabilities	38,471,628	38,997,285

Income taxes payable	182,856	339,027
Deferred income taxes	525,106	525,106
Long-term debt and capital lease obligations	455,913	448,391
Commitments and contingencies (see note #13)	-	-

Shareholders' equity:
Preferred stock, par value $.01 per share; authorized - 2,000,000 shares; no shares issued	-	-
Class A common stock, par value $.01 per share; authorized - 6,000,000 shares; issued - 2,685,151 shares	26,851	26,851
Class B common stock, par value $.01 per share; authorized - 10,000,000 shares; issued - 1,708,574 shares	17,087	17,087
Capital in excess of par value	19,391,501	19,983,029
Retained earnings	31,443,268	30,797,763
Accumulated other comprehensive income	1,231,810	1,527,189
Treasury stock - Class A common, 83,589 and 125,923 shares; Class B common, 64,801 shares, at cost	(1,897,032)	(2,317,515)

Total Ecology and Environment, Inc. shareholders' equity	50,213,485	50,034,404
Noncontrolling interests	4,191,248	3,923,429

Total shareholders' equity	54,404,733	53,957,833

Total liabilities and shareholders' equity	$94,040,236	$94,267,642

The accompanying notes are an integral part of these consolidated financial statements.

Ecology and Environment, Inc.
Consolidated Statements of Income
Unaudited

	Three months ended January 31, 2012	Three months ended January 29, 2011	Six months ended January 31, 2012	Six months ended January 29, 2011

Revenue	$40,173,399	$41,833,006	$82,485,205	$84,004,584

Cost of professional services and other direct operating expenses	12,769,082	16,904,362	28,346,785	33,141,683
Subcontract costs	9,587,945	7,941,444	18,700,085	15,169,362
Administrative and indirect operating expenses	11,630,073	10,062,846	22,829,327	20,448,064
Marketing and related costs	3,883,727	3,294,379	7,826,007	7,173,147
Depreciation and amortization	435,202	426,214	876,039	860,098

Income from operations	1,867,370	3,203,761	3,906,962	7,212,230
Interest expense	(83,676)	(90,053)	(163,976)	(171,872)
Interest income	20,184	49,006	31,866	75,197
Other income (expense)	11,245	(14,613)	120,523	(8,183)
Gain on sale of assets	-	58,332	-	58,332
Net foreign exchange gain (loss)	(130,181)	31,421	(126,849)	13,014

Income before income tax provision	1,684,942	3,237,854	3,768,526	7,178,718
Income tax provision	381,867	1,113,457	1,060,184	2,579,952

Net income	$1,303,075	$2,124,397	$2,708,342	$4,598,766

Net income attributable to noncontrolling interests	(799,571)	(366,385)	(1,045,061)	(982,179)

Net income attributable to Ecology and Environment, Inc.	$503,504	$1,758,012	$1,663,281	$3,616,587

Net income per common share: basic and diluted	$0.12	$0.42	$0.39	$0.86

Weighted average common shares outstanding: basic and diluted	4,242,108	4,228,957	4,222,776	4,215,687

The accompanying notes are an integral part of these consolidated financial statements.

Ecology and Environment, Inc
Consolidated Statements of Cash Flows
Unaudited

	Six months ended January 31, 2012	Six months ended January 29, 2011

Cash flows from operating activities:
Net income	$2,708,342	$4,598,766
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization expense	876,039	860,098
Benefit for deferred income taxes	(43,030)	(188,116)
Share based compensation expense	379,860	270,588
Tax impact of share-based compensation	105,988	-
Gain on sale of assets	-	(58,332)
Provision for contract adjustments	81,090	584,811
(Increase) decrease in:
- contract receivables	5,375,266	(6,998,669)
- other current assets	(557,303)	(564,734)
- income tax receivable	(1,400,388)	-
- other non-current assets	(13,341)	(141,418)
Increase (decrease) in:
- accounts payable	(2,851,075)	(1,884,592)
- accrued payroll costs	(836,922)	730,841
- income taxes payable	(1,374,239)	95,106
- billings in excess of revenue	1,481,525	6,296,177
- other accrued liabilities	(946,090)	266,527

Net cash provided by operating activities	2,985,722	3,867,053

Cash flows provided by (used in) investing activities:
Acquistion of noncontrolling interest of subsidiaries	(817,549)	(179,521)
Purchase of Engineering Consulting Services, Inc., net of cash equivalents of $309,487	-	(790,513)
Purchase of property, building and equipment	(2,585,926)	(797,554)
Change in accounts payable due to purchase of equipment	10,392	-
Sale (purchase) of investment securities, net	119,888	(29,966)

Net cash used in investing activities	(3,273,195)	(1,797,554)

Cash flows provided by (used in) financing activities:
Dividends paid	(2,046,657)	(1,814,839)
Proceeds from debt	298,648	431,886
Repayment of debt and capital lease obligations	(637,955)	(722,407)
Proceeds from line of credit	6,500,000	-
Distributions to noncontrolling interests	(345,093)	(406,031)
Proceeds from sale of subsidiary shares to noncontrolling interests	41,634	62,451
Purchase of treasury stock	(363,050)	(254,036)

Net cash provided by (used in) financing activities	3,447,527	(2,702,976)

Effect of exchange rate changes on cash and cash equivalents	82,516	261,465

Net increase in cash and cash equivalents	3,242,570	(372,012)
Cash and cash equivalents at beginning of period	8,529,842	14,229,894

Cash and cash equivalents at end of period	$11,772,412	$13,857,882

The accompanying notes are an integral part of these consolidated financial statements.

Ecology and Environment, Inc
Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income
Unaudited

	Class A Common Stock Shares	Class A Common Stock Amount	Class B Common Stock Shares	Class B Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares	Treasury Stock Amount	Noncontrolling Interest	Comprehensive Income

Balance at July 31, 2010	2,685,072	$ 26,850	1,708,653	$ 17,088	$ 20,059,200	$ 25,800,803	$ 815,906	201,262	$ (1,855,466)	$ 4,369,641	$ 6,798,661

Net income	-	-	-	-	-	6,960,263	-	-	-	1,163,673	8,123,936
Foreign currency translation adjustment	-	-	-	-	-	-	686,380	-	-	12,119	698,499
Cash dividends paid ($.46 per share)	-	-	-	-	-	(1,963,303)	-	-	-	-	-
Unrealized investment gain, net	-	-	-	-	-	-	(11,189)	-	-	-	(11,189)
Conversion of common stock - B to A	79	1	(79)	(1)	-	-	-	-	-	-	-
Repurchase of Class A common stock	-	-	-	-	-	-	-	84,002	(1,335,960)	-	-
Issuance of stock under stock award plan	-	-	-	-	(482,061)	-	-	(55,041)	482,061	-	-
Share-based compensation expense	-	-	-	-	541,175	-	-	-	-	-	-
Sale of subsidiary shares to noncontrolling interests	-	-	-	-	-	-	-	-	-	90,368	-
Issuance of shares to noncontrolling interests	-	-	-	-	-	-	-	-	-	667,000	-
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	(847,749)	-
Purchase of additional noncontrolling interests	-	-	-	-	(135,285)	-	36,092	(39,895)	391,850	(1,531,623)	36,092
Stock award plan forfeitures	-	-	-	-	-	-	-	396	-	-	-

Balance at July 31, 2011	2,685,151	$ 26,851	1,708,574	$ 17,087	$ 19,983,029	$ 30,797,763	$ 1,527,189	190,724	$ (2,317,515)	$ 3,923,429	$ 8,847,338

Net income	-	-	-	-	-	1,663,281	-	-	-	1,045,061	2,708,342
Foreign currency translation adjustment	-	-	-	-	-	-	(350,490)	-	-	39,623	(310,867)
Cash dividends paid ($.24 per share)	-	-	-	-	-	(1,017,776)	-	-	-	-	-
Unrealized investment gain, net	-	-	-	-	-	-	19,612	-	-	-	19,612
Repurchase of Class A common stock	-	-	-	-	-	-	-	22,825	(363,050)	-	-
Issuance of stock under stock award plan	-	-	-	-	(716,662)	-	-	(62,099)	716,662	-	-
Share-based compensation expense	-	-	-	-	379,860	-	-	-	-	-	-
Tax impact of share based compensation	-	-	-	-	105,988	-	-	-	-	-	-
Sale of subsidiary shares to noncontrolling interests	-	-	-	-	-	-	-	-	-	41,634	-
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	(345,093)	-
Purchase of additional noncontrolling interests	-	-	-	-	(360,714)	-	35,499	(5,208)	66,871	(513,406)	35,499
Stock award plan forfeitures	-	-	-	-	-	-	-	2,148	-	-	-

Balance at January 31, 2012	2,685,151	$ 26,851	1,708,574	$ 17,087	$ 19,391,501	$ 31,443,268	$ 1,231,810	148,390	$ (1,897,032)	$ 4,191,248	$ 2,452,586

The accompanying notes are an integral part of these consolidated financial statements.

Ecology and Environment, Inc.
Notes to Consolidated Financial Statements

Summary of Operations and Basis of Presentation

The consolidated financial statements included herein have been prepared by Ecology and Environment, Inc., ("E&E" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature.  The Company follows the same accounting policies in preparation of interim reports. Although E&E believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in E&E's 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The consolidated results of operations for the six months ended January 31, 2012 are not necessarily indicative of the results for any subsequent period or the entire fiscal year ending July 31, 2012.

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

Certain prior year amounts were reclassified to conform to the consolidated financial statement presentation for the six months ended January 31, 2012.

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

Change orders can occur when changes in scope are made after project work has begun, and can be initiated by either the Company or its clients. Claims are amounts in excess of the agreed contract price which the Company seeks to recover from a client for customer delays and / or errors or unapproved change orders that are in dispute. Costs related to change orders and claims are recognized as incurred. Revenues and profit are recognized on change orders when it is probable that the change order will be approved and the amount can be reasonably estimated. Revenues are recognized only up to the amount of costs incurred on contract claims when realization is probable, estimatable and reasonable support from the customer exists.

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

Investment securities have been classified as available for sale and are stated at fair value. Unrealized gains or losses related to investment securities available for sale are reflected in accumulated other comprehensive income, net of applicable income taxes in the consolidated balance sheets and statements of changes in shareholders' equity. The cost basis of securities sold is based on the specific identification method. The Company had gross unrealized gains of approximately $44,000 and $24,000 at January 31, 2012 and July 31, 2011, respectively.

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

The following table presents the level within the fair value hierarchy at which the Company’s financial assets are measured on a recurring basis.

Financial assets as of January 31, 2012:
	Level 1	Level 2	Level 3		Total
Assets
Investment securities available for sale	$1,336,223	$52,874	$	---	$1,389,097

Financial assets as of July 31, 2011:
	Level 1	Level 2	Level 3		Total
Assets
Investment securities available for sale	$1,438,286	$53,173	$	---	$1,491,459

The carrying amount of cash and cash equivalents, contract receivables, notes receivable and accounts payable at January 31, 2012 and July 31, 2011 approximate fair value.  Long-term debt consists of bank loans and capitalized equipment leases. The demand loan payable consists of borrowings against the Company’s line of credit for working capital requirements.  Based on the Company's assessment of the current financial market and corresponding risks associated with the debt and line of credit borrowings, management believes that the carrying amount of the liabilities at January 31, 2012 and July 31, 2011 approximates fair value.  There were no financial instruments classified as level 3.

The availability of observable market data is monitored to assess the appropriate classification of financial instruments within the fair value hierarchy.  Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another.  In such instances, the transfer is reported at the beginning of the reporting period.  The Company evaluated the significance of transfers between levels based upon the nature of the financial instrument.  For the six months ended January 31, 2012 and January 29, 2011, there were no transfers in or out of levels 1, 2 or 3, respectively.

g.	Foreign Currencies

The financial statements of foreign subsidiaries where the local currency is the functional currency are translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for results of operations. Translation adjustments are deferred in accumulated other comprehensive income.  Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as a component of other income (expense) as incurred.  The Company recorded foreign currency transaction gains/(losses) of approximately $(130,000) and $31,000 for the three months ended January 31, 2012 and January 29, 2012, respectively.  The Company recorded foreign currency transaction gains/(losses) of approximately $(127,000) and $13,000 for the six months ended January 31, 2012 and January 29, 2011, respectively.

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

Income tax expense includes U.S. and international income taxes, determined using an estimate of the Company’s annual effective tax rate. A deferred tax liability is recognized for all taxable temporary differences, and a deferred tax asset is recognized for all deductible temporary differences.

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

The estimated effective tax rate for fiscal year 2012 is 28.1%, as compared to the estimated tax rate of 35.9% reported for the six months ended January 31, 2011. The reduction is mainly a result of increased income from “pass-through” entities taxable to noncontrolling partners, as well as increased income from foreign entities in countries with a lower effective tax rate than in the U.S. In addition, an income tax benefit of approximately $172,000 was recognized discretely in the second quarter as a result of favorable settlements in New York and Kuwait.

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

The Company's policy is to invest cash in excess of operating requirements in income-producing short-term investments. At January 31, 2012 and July 31, 2011, short-term investments consist of money market funds. Short-term investments amounted to approximately $13,000 at January 31, 2012 and $2.0 million at July 31, 2011 and are reflected in cash and cash equivalents in the accompanying consolidated balance sheets and statements of cash flows.

3.	Contract Receivables, net

	January 31, 2012	July 31, 2011

Billed	$41,760,248	$42,636,632
Unbilled	22,800,510	27,869,325
	64,560,758	70,505,957

Allowance for doubtful accounts and contract adjustments	(7,732,072)	(6,755,087)

	$56,828,686	$63,750,870

Unbilled receivables result from revenues which have been earned, but are not billed as of period-end.  The above unbilled balances are comprised of incurred costs plus fees not yet processed and billed; and differences between year-to-date provisional billings and year-to-date actual contract costs incurred.  Included in the balance of receivables are receivables due under the contracts with organizations in Kuwait of $14.4 million and $12.4 million at January 31, 2012 and July 31, 2011, respectively.  Of the outstanding balances, approximately $.7 million and $1.8 million were included in billings in excess of revenue as of January 31, 2012 and July 31, 2011, respectively.  Management anticipates that the January 31, 2012 unbilled receivables will be substantially billed and collected within one year.   Within the above billed balances are contractual retainages in the amount of approximately $305,000 at January 31, 2012 and $222,000 at July 31, 2011. Management anticipates that the January 31, 2012 retainage balance will be substantially collected within one year.

4.	Line of Credit

The Company maintains an unsecured line of credit available for working capital and letters of credit of $20.5 million at interest rates ranging from 3% to 5% at January 31, 2012.  Other lines are available solely for letters of credit in the amount of $13.5 million.  The Company guarantees the line of credit of Walsh Environmental Scientists and Engineers, LLC (Walsh).  Its lenders have reaffirmed the Company’s lines of credit within the past twelve months.  At January 31, 2012 and July 31, 2011 the Company had letters of credit and loans outstanding totaling approximately $9.2 million and $4.1 million, respectively.   After letters of credit and loans, there was $24.8 million of availability under the lines of credit at January 31, 2012, of which $14.0 million is available for working capital.

5.	Debt and Capital Lease Obligations

Debt inclusive of capital lease obligations consists of the following:

	January 31, 2012	July 31, 2011

Various bank loans and advances at interest rates ranging from 5% to 14%	$609,328	$1,907,369
Capital lease obligations at varying interest rates averaging 11%	332,922	230,942
	942,250	2,138,311

Current portion of long-term debt and capital lease obligations	(486,337)	(1,689,920)

Long-term debt and capital lease obligations	$455,913	$448,391

The aggregate maturities of long-term debt and capital lease obligations at January 31, 2012 are as follows:

Amount

February 2012 – January 2013	$486,337
February 2013 – January 2014	414,542
February 2014 – January 2015	38,295
February 2015 – January 2016	3,076
February 2016 – January 2017	---
Thereafter	---
$942,250

6.	Income Taxes

The estimated effective tax rate for fiscal year 2012 is 28.1%, as compared to the estimated tax rate of 35.9%
reported for the six months ended January 29, 2011. The reduction is mainly a result of increased income from “pass-through” entities taxable to noncontrolling partners, as well as increased income from foreign entities in countries with a lower effective tax rate than in the U.S. In addition, an income tax benefit was recognized discretely in the second quarter as a result of favorable settlements in New York and Kuwait.

7.	Other Accrued Liabilities

	January 31, 2012	July 31, 2011

Allowance for contract adjustments	$2,986,915	$3,882,810
Other	1,245,183	2,256,613

	$4,232,098	$6,139,423

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

The Company awarded 62,099 shares valued at approximately $.9 million in October 2011 pursuant to the Award Plan. These awards issued have a three year vesting period. The "pool" of excess tax benefits accumulated in Capital in Excess of Par Value was $330,000 and $225,000 at January 31, 2012 and July 31, 2011, respectively.   Total gross compensation expense is recognized over the vesting period. Unrecognized compensation expense was approximately $ 1.2 million and $.7 million at January 31, 2012 and July 31, 2011, respectively.

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

The Company declared cash dividends of approximately $1.0 million and $2.0 million in 2012 and 2011, respectively.  Within accounts payable, the Company recorded outstanding dividend payables at July 31, 2011 of approximately $1.0 million.

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

On January 4, 2012, the Company purchased an additional 1.3% of Walsh from noncontrolling shareholders for approximately $254,000.  Two thirds of the purchase price was paid in cash while the remaining one third was paid for with E&E stock.   On December 14, 2011, the Company purchased an additional 4.0% of E&E do Brasil from noncontrolling shareholders for approximately $180,000.  The entire purchase price was paid in cash.  On November 18, 2011, the Company purchased an additional 3.9% of Walsh Peru from noncontrolling shareholders for approximately $432,000.  The entire purchase price was paid in cash.   On June 6, 2011, the Company purchased an additional 1.1% of Walsh from noncontrolling shareholders for approximately $219,000.  Two thirds of the purchase price was paid in cash while the remaining one third was paid for with E&E stock.  On March 18, 2011 the Company purchased an additional equity of 5.5% of Walsh, from noncontrolling shareholders for approximately $1,156,000.  The company paid one third in cash, one third in a two-year note, and issued E&E stock for the remaining one third of the sale price.  On December 27, 2010, the Company purchased an additional 1.2% of Walsh from noncontrolling shareholders for approximately $257,000.  Two thirds of the purchase price was paid in cash while the remaining one third was paid for with E&E stock.  On August 23, 2010, for approximately $1.1 million, the Company purchased assets and assumed liabilities from Engineering Consulting Services, Inc. and contributed them in exchange for a 60% ownership interest in the newly formed entity Engineering Consulting Services, Inc., LLC (ECSI).  As part of this transaction, the noncontrolling interest contributed the remaining 40% of the net assets which resulted in a $667,000 noncontrolling interest in ECSI.

Most transactions with noncontrolling shareholders for the six months ended January 31, 2012 and fiscal year ended July 31, 2011 were made at book value, which management believes approximates fair value.  The purchase of the Walsh Peru and E&E do Brasil shares, were at a calculated value in excess of book value which management believes approximated the fair value.

Effects of changes in E&E’s ownership interest in its subsidiaries on E&E’s equity:

	Six months ended January 31, 2012		Fiscal year ended July 31, 2011
Transfers to noncontrolling interest:
Sale of 900 Gustavson common shares	$	---	$62,451
Issuance of 667 ECSI common shares		---	667,000
Sale of 75 Lowham – Walsh common shares		---	27,917
Sale of 600 Gustavson common shares		41,634	---
Total transfers to noncontrolling interest		41,634	757,368

Transfers from noncontrolling interest:
Purchase of 20 Walsh common shares		---	(7,776)
Purchase of 496 Walsh common shares		---	(208,156)
Purchase of 2,205 Walsh common shares		---	(974,750)
Purchase of 243 Walsh common shares		---	(101,905)
Purchase of 426 Walsh common shares		---	(197,945)
Purchase of 100 Walsh common shares		---	(41,091)
Purchase of 152 Walsh common shares		(73,748)	---
Purchase of 496 Walsh common shares		(269,064)	---
Purchase of 5,389 Brazil common shares		77,539	---
Purchase of 26,482 Walsh Peru common shares		(212,634)	---
Total transfers from noncontrolling interest		(477,907)	(1,531,623)

Transfers to (from) noncontrolling interest		$(436,273)	$(774,255)

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

11.	Earnings Per Share

The computation of basic earnings per share reconciled to diluted earnings per share follows:

	Three months ended		Six months ended
	January 31, 2012	January 29, 2011	January 31, 2012	January 29, 2011

Total income available to common stockholders	$503,504	$1,758,012	$1,663,281	$3,616,587
Dividend declared	1,017,776	934,422	1,017,776	934,422
Undistributed earnings	(514,272)	823,590	645,505	2,682,165

Weighted-average common shares outstanding (basic)	4,242,108	4,228,957	4,222,776	4,215,687

Distributed earnings per share	$.24	$.22	$.24	$.22
Undistributed earnings per share	(.12)	.20	.15	.64
Total earnings per share	.12	.42	.39	.86

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

12.	Segment Reporting

Segment information as of January 31, 2012 approximates the following:

Geographic information:

	Revenue (1)
	Three months ended	Six months ended	Gross Long- Lived Assets

United States	$24,516,000	$52,946,000	$26,014,000
Foreign countries	15,657,000	29,539,000	5,323,000

(1)  Revenue is attributed to countries based on the location of the customers.  Revenues in the most significant foreign countries for the three and six months ended January 31, 2012 include $5.5 million and $10.1 million in Peru, $3.6 million and $6.9 million in Brazil and $2.2 million and $4.6 million in Chile, respectively.

Segment information as of January 29, 2011 approximates the following:

Geographic information:

	Revenue (1)
	Three months ended	Six months ended	Gross Long- Lived Assets

United States	$27,068,000	$54,607,000	$26,360,000
Foreign countries	14,765,000	29,398,000	4,626,000

 (1)  Revenue is attributed to countries based on the location of the customers.  Revenues in the most significant foreign countries for the three and six months ended January 29, 2011 include $4.1 million and $10.5 million in Peru, $3.1 million and $5.9 million in Brazil and $3.1 million and $5.4 million in Kuwait, respectively.

As of July 31, 2011, the gross long-lived assets reported were $27.9 million in the United States and $5.1 million in foreign countries.

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

On February 4, 2011 the Chico Mendes Institute of Biodiversity Conservation of Brazil (the “Institute”) issued a Notice of Infraction to Ecology and Environment do Brasil LTDA (“E & E Brasil”).  E & E Brasil is a 72 percent majority-owned subsidiary of Ecology and Environment, Inc.  The Notice of Infraction concerns the taking and collecting species of wild animal specimens without authorization by the competent authority and imposes a fine of 520,000 Reals, which has a value of approximately $297,000 USD at January 31, 2012.  No claim has been made against Ecology and Environment, Inc.  The Institute has also filed Notices of Infraction against four employees of E & E Brasil alleging the same claims and has imposed fines against those individuals that, in the aggregate, are equal to the fine imposed against E & E Brasil.  E & E Brasil has filed administrative responses with the Institute for itself and its employees that: (a) denies the jurisdiction of the Institute, (b) states that the Notice of Infraction is constitutionally vague and (c) affirmatively stated that E & E Brasil had obtained the necessary permits for the surveys and collections of specimens under applicable Brazilian regulations and that the protected conservation area is not clearly marked to show its boundaries.  At this time, E & E Brasil has attended one meeting where depositions were taken. The Company believes that these administrative proceedings in Brazil will not have an adverse material effect upon the operations of the Company.

14.	Supplemental Cash Flow Information Disclosure

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  Cash paid for interest amounted to approximately $157,000 and $164,000 for the six months ended January 31, 2012 and January 29, 2011, respectively.  Cash paid for income taxes amounted to approximately $3.2 million and $2.2 million for the six months ended January 31, 2012 and January 29, 2011, respectively.  Of the $2.0 million in dividends paid by the Company for the six month period ended January 31, 2012, approximately $1.0 million was accrued for in accounts payable as of July 31, 2011.  Of the $1.8 million in dividends paid by the Company for the six month period ended January 29, 2011, approximately $.9 million was accrued for in accounts payable as of July 31, 2010.  On December 14, 2011, the Company increased its capital investment in its Brazilian subsidiary (Ecology and Environment do Brasil, Ltda.) by $1.5 million USD, which increased the Company’s ownership in the entity to 68%.  The Company also purchased an additional 4% of the entity from its president for approximately $180,000 USD, which increased the Company’s ownership in the entity to 72%.  The Brazilian company has experienced increased revenue growth and the additional investment will be used for working capital needs in the country.

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

Liquidity and Capital Resources

Operating activities provided cash flow of $3.0 million during the first six months of fiscal year 2012.  This was mainly attributable to net income of $2.7 million, a decrease in accounts receivable of $5.4 million, and a decrease in billings in excess of revenue of $1.5 million. Receivables decreased due to the reduction in revenue.  Accounts payable, accrued payroll costs and accrued income taxes consumed $6.5 million of cash during the period due to the payment of accrued bonuses and the timing of payments for operating costs and subcontracts.

Investment activities consumed $3.3 million of cash which was used mainly for the purchase of an enterprise wide planning and reporting system and to purchase additional interest in the majority owned subsidiaries Walsh Environmental Scientists and Engineers, LLC (Walsh) and E&E do Brasil (Brasil).

Financing activities provided $3.4 million of cash for the period mainly from net debt proceeds of $6.2 million less dividend payments of $2.0 million, the purchase of treasury stock for $.4 million and distributions to non-controlling interests of $.3 million.

The Company maintains an unsecured line of credit available for working capital and letters of credit of $20.5 million at interest rates ranging from 3% to 5% at January 31, 2012.  Other lines are available solely for letters of credit in the amount of $13.5 million.  The Company guarantees the line of credit of Walsh.  Its lenders have reaffirmed the Company’s lines of credit within the past twelve months.  At January 31, 2012 and July 31, 2011 the Company had letters of credit and loans outstanding totaling approximately $9.2 million and $4.1 million, respectively.   After letters of credit and loans, there was $24.8 million of availability under the lines of credit at January 31, 2012, of which $14.0 million is available for working capital.  The Company maintained a cash balance of $11.8 million at January 31, 2012, however borrowings of $6.5 million against the Company’s line of credit were necessary during the quarter due to the cash requirements at the Parent

Company and the overall access of certain cash balances within the Company’s international subsidiaries.  The Company believes that cash flows from operations and borrowings against the lines of credit will be sufficient to cover all working capital requirements for at least the next twelve months and the foreseeable future.

Results of Operations

Revenue

Second Quarter and Year to Date 2012 vs 2011

Revenue for the second quarter of fiscal year 2012 was $40.2 million, down slightly from the $41.8 million reported for the second quarter of fiscal year 2011.  Revenue at the Parent Company was $18.8 million, a decrease of $4.9 million or 21% due mainly to decreases in the Company’s domestic energy markets as a result of the completion of a significant project. This decrease was partially offset by increases in revenue at the Company’s subsidiaries of $3.3 million due mainly to revenue increases of $2.3 million at the Walsh companies and a $.5 million increase at E&E do Brazil. The increased revenue at Walsh was mainly from work in the mining and oil and gas markets.  The increase in revenue at the Company’s subsidiary E&E do Brasil was due to modifications received on contracts in the transmission and oil markets for which costs were expended in prior periods.

Revenue for the first six months of fiscal year 2012 was $82.5 million, a decrease of $1.5 million from the prior year. Revenue at the Parent Company was $41.5 million, down $6.3 million or 13% from the $47.8 million in the first six months of 2011 due to reduced revenues from the commercial energy market. Walsh reported increased revenue of $2.3 million from oil, gas, and mining sectors. E&E do Brasil and the Company’s Chilean subsidiary Gestion Ambiental Consultores (GAC) each reported increases of $1.0 million on increased work in the transmission and mining sectors.  Revenues for the first six months of fiscal year 2012 included a favorable settlement of government contract rates covering the years 2002 through 2005 of approximately $.3 million.

Income Before Income Taxes

Second Quarter and Year to Date 2012 vs 2011

The Company’s income before income taxes was $1.7 million for the second quarter of fiscal year 2012, a decrease of $1.5 million from the $3.2 million reported in the second quarter of 2011.  Revenue less subcontract costs were $30.6 million, a decrease of $3.3 million from the $33.9 million reported in the second quarter of the prior year.  Gross profits (revenue less cost of professional services, other direct operating expenses and subcontract costs) increased $.9 million during the second quarter of fiscal year 2012 due to the recognition of $.9 million of revenue on contract modifications in E&E do Brasil for work expensed in prior periods. Indirect costs increased 16% due to lower staff utilization in the Parent Company and Walsh. Foreign exchange losses were $130,000 for the quarter due to fluctuation in the exchange rates on receivables carried in Kuwaiti Dinar translated to US dollars.

The Company’s income before income taxes was $3.8 million in fiscal year 2012 compared to $7.2 million for fiscal year 2011, a decrease of $3.4 million or 47%. Revenue less subcontract costs were $63.7 million, a decrease of $5.1 million or 7% from the $68.8 million reported in the prior year. Gross profits remained steady at $35.5 million but indirect costs increased 11% from $27.6 million to $30.6 million. The majority of these increases are the result of lower staff utilization in the Parent Company and Walsh.

Income Taxes

The estimated effective tax rate for fiscal year 2012 is 28.1%, as compared to the estimated tax rate of 35.9% reported for the six months ended January 29, 2011. The reduction is mainly a result of increased income from “pass-through” entities taxable to noncontrolling partners, as well as increased income from foreign entities in countries with a lower effective tax rate than in the U.S. In addition, an income tax benefit of approximately $172,000 was recognized discretely in the second quarter as a result of favorable settlements in New York and Kuwait.

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

Changes in Corporate Entities

On January 4, 2012, the Company purchased an additional 1.3% of Walsh from noncontrolling shareholders for approximately $254,000.  Two thirds of the purchase price was paid in cash while the remaining one third was paid for with E&E stock.  With this purchase E&E’s ownership share in Walsh increased to approximately 86% of that company.

On December 14, 2011, the Company increased its capital investment in its Brazilian subsidiary (Ecology and Environment do Brasil, Ltda.) by $1.5 million USD, which increased the Company’s ownership in the entity to 68%.  The Company also purchased an additional 4% of the entity from its president for approximately $180,000 USD, which increased the Company’s ownership in the entity to 72%.  The Brazilian company has experienced increased revenue growth and the additional investment will be used for working capital needs in the country.

On November 18, 2011, the Company purchased an additional 3.9% of Walsh Peru from noncontrolling shareholders for approximately $432,000.  The entire purchase price was paid in cash.

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

Internal Controls

During the quarter we have implemented an Enterprise Resource Planning (ERP) system that resulted in a material change in internal controls over financial reporting.  This new system, went online January 1, 2012, and will support our global accounting operations consisting of planning, accounting and management reporting modules.  We believe the implementation was necessary to support increase volumes and transaction complexities related to the growth of our business, particularly with our domestic and international subsidiaries, as well as to reduce the number of manual processes.  The new system, which required minimal customizations by the Company, was purchased from a leading internationally respected software provider of enterprise software solutions.  The Company has engaged a leading business and technology consulting firm to implement the new system.  The implementation of the system included a three phased approach where business process walk-throughs were performed in order to test processes and transactions and to train users.  Post-implementation reviews are being conducted by management to ensure that internal controls surrounding the system implementation process, the applications, and the closing process were properly designed to prevent material financial statement errors.  In addition to our recurring account reconciliations and reviews as part of our normal close process, we also performed incremental substantive procedures during the quarter, including analytical assessments to validate the accuracy of key financial balances and amounts and review of key reports used in the financial reporting close process.

Other than the changes related to this new system, no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 4, 2011 the Chico Mendes Institute of Biodiversity Conservation of Brazil (the “Institute”) issued a Notice of Infraction to Ecology and Environment do Brasil LTDA (“E & E Brasil”).  E & E Brasil is a 72 percent majority-owned subsidiary of Ecology and Environment, Inc.  The Notice of Infraction concerns the taking and collecting species of wild animal specimens without authorization by the competent authority and imposes a fine of 520,000 Reals, which has a value of approximately $297,000 USD at January 31, 2012.  No claim has been made against Ecology and Environment, Inc.  The Institute has also filed Notices of Infraction against four employees of E & E Brasil alleging the same claims and has imposed fines against those individuals that, in the aggregate, are equal to the fine imposed against E & E Brasil.  E & E Brasil has filed administrative responses with the Institute for itself and its employees that: (a) denies the jurisdiction of the Institute, (b) states that the Notice of Infraction is constitutionally vague and (c) affirmatively stated that E & E Brasil had obtained the necessary permits for the surveys and collections of specimens under applicable Brazilian regulations and that the protected conservation area is not clearly marked to show its boundaries.  At this time, E & E Brasil has attended one meeting where depositions were taken.  The Company believes that these administrative proceedings in Brazil will not have an adverse material effect upon the operations of the Company.

Item 2.	Changes in Securities and Use of Proceeds

(e)  Purchased Equity Securities.  The following table summarizes the Company’s purchases of its common stock during the six month period ended January 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
August 1, 2011 – January 31, 2012	22,825	$16.71	22,825	93,173

Item 3.	Defaults Upon Senior Securities

The Registrant has no information for Item 3 that is required to be presented.

Item 4.	Submission of Matters to a Vote of Security Holders

The Registrant has no information for Item 4 that is required to be presented.

Item 5.	Other Information

The Registrant has no information for Item 5 that is required to be presented.

Item 6.	Exhibits and Reports on Form 8-K

(a)	- 31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
- 31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
- 32.1 Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
- 32.2 Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)
Registrant filed a Form 8-K report on October 31, 2011 to announce the issuance of a press release setting forth its results of operations and financial condition for the three months ending October 29, 2011.

Registrant filed a Form 8-K report on January 19, 2012 to report a Submission of Matters to a Vote of Security Holders.  The Company held its Annual Meeting of Stockholders.  At the meeting, stockholders elected two (2) Class A nominees and six (6) Class B nominees for election as Directors of the Company.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ecology and Environment, Inc.

Date: March 21, 2012	By:	/s/ H. John Mye III
H. John Mye III
Vice President, Treasurer and Chief Financial Officer – Principal Financial and Accounting Officer