Form 10-Q
period 2012-04-30
ECOLOGY & ENVIRONMENT INC
filed 2012-06-14
CIK 809933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended April 30, 2012

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to __________

Commission File Number 1-9065

ECOLOGY AND ENVIRONMENT, INC.
(Exact name of registrant as specified in its charter)

New York	16-0971022
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

368 Pleasant View Drive
Lancaster, New York	14086
(Address of principal executive offices)	(Zip code)

(716)  684-8060
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

At June 1, 2012, 2,601,155 shares of Registrant's Class A Common Stock (par value $.01) and 1,643,773 shares of Class B Common Stock (par value $.01) were outstanding.

Ecology and Environment, Inc.
Consolidated Balance Sheets

Assets	(Unaudited) April 30, 2012	July 31, 2011

Current assets:
Cash and cash equivalents	$11,505,109	$8,529,842
Investment securities, available for sale	1,406,506	1,491,459
Contract receivables, net	59,916,477	63,750,870
Deferred income taxes	4,962,872	4,949,368
Income tax receivable	2,296,211	-
Other current assets	2,168,431	2,254,415

Total current assets	82,255,606	80,975,954

Property, building and equipment, net of accumulated depreciation, $20,239,715 and $22,972,422, respectively	11,971,332	9,961,304
Deferred income taxes	1,233,066	1,300,181
Other assets	2,045,469	2,030,203

Total assets	$97,505,473	$94,267,642

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$9,261,520	$13,097,765
Demand loan payable	10,580,912	-
Accrued payroll costs	8,257,339	9,146,711
Income taxes payable	-	1,195,741
Current portion of long-term debt and capital lease obligations	439,827	1,689,920
Billings in excess of revenue	8,760,929	7,727,725
Other accrued liabilities	4,554,486	6,139,423

Total current liabilities	41,855,013	38,997,285

Income taxes payable	182,856	339,027
Deferred income taxes	525,106	525,106
Long-term debt and capital lease obligations	221,179	448,391
Commitments and contingencies (see note #13)	-	-

Shareholders' equity:
Preferred stock, par value $.01 per share; authorized - 2,000,000 shares; no shares issued	-	-
Class A common stock, par value $.01 per share; authorized - 6,000,000 shares; issued - 2,685,151 shares	26,851	26,851
Class B common stock, par value $.01 per share; authorized - 10,000,000 shares; issued - 1,708,574 shares	17,087	17,087
Capital in excess of par value	19,577,243	19,983,029
Retained earnings	31,499,209	30,797,763
Accumulated other comprehensive income	978,012	1,527,189
Treasury stock - Class A common, 83,996 and 125,923 shares; Class B common, 64,801 shares, at cost	(1,897,032)	(2,317,515)

Total Ecology and Environment, Inc. shareholders' equity	50,201,370	50,034,404
Noncontrolling interests	4,519,949	3,923,429

Total shareholders' equity	54,721,319	53,957,833

Total liabilities and shareholders' equity	$97,505,473	$94,267,642

The accompanying notes are an integral part of these consolidated financial statements.

Ecology and Environment, Inc.
Consolidated Statements of Income
Unaudited

	Three months ended April 30, 2012	Three months ended April 30, 2011	Nine months ended April 30, 2012	Nine months ended April 30, 2011

Revenue	$36,011,087	$41,119,836	$118,496,292	$125,011,790

Cost of professional services and other direct operating expenses	13,560,046	15,624,627	41,906,831	48,766,310
Subcontract costs	5,971,336	7,598,498	24,671,421	22,455,230
Administrative and indirect operating expenses	10,967,127	11,173,563	33,796,454	31,821,627
Marketing and related costs	4,311,887	4,095,808	12,137,894	11,268,955
Depreciation and amortization	626,568	428,312	1,502,607	1,288,410

Income from operations	574,123	2,199,028	4,481,085	9,411,258
Interest expense	(100,554)	(81,497)	(264,530)	(253,369)
Interest income	54,771	18,154	86,637	93,351
Other income	48,063	47,682	168,586	39,499
Gain on sale of assets	-	232,194	-	290,526
Net foreign exchange gain (loss)	(73,059)	171,475	(199,908)	184,489

Income before income tax provision	503,344	2,587,036	4,271,870	9,765,754
Income tax provision (benefit)	(277,775)	933,279	782,409	3,513,231

Net income	$781,119	$1,653,757	$3,489,461	$6,252,523

Net income attributable to noncontrolling interests	(725,178)	(224,373)	(1,770,239)	(1,206,552)

Net income attributable to Ecology and Environment, Inc.	$55,941	$1,429,384	$1,719,222	$5,045,971

Net income per common share: basic and diluted	$0.01	$0.34	$0.41	$1.19

Weighted average common shares outstanding: basic and diluted	4,245,059	4,236,993	4,230,204	4,222,759

The accompanying notes are an integral part of these consolidated financial statements.

Ecology and Environment, Inc
Consolidated Statements of Cash Flows
Unaudited

	Nine months ended April 30, 2012	Nine months ended April 30, 2011

Cash flows from operating activities:
Net income	$3,489,461	$6,252,523
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization expense	1,502,607	1,288,410
Benefit for deferred income taxes	53,611	(397,380)
Share based compensation expense	547,688	405,881
Tax impact of share-based compensation	105,988	-
Gain on sale of assets	-	(290,526)
Provision for contract adjustments	186,368	919,608
Bad debt expense	-	450,000
(Increase) decrease in:
- contract receivables	1,981,140	(9,355,472)
- other current assets	(26,779)	(123,997)
- income tax receivable	(2,296,211)	-
- other non-current assets	(14,676)	(125,135)
Increase (decrease) in:
- accounts payable	(4,056,771)	(2,220,679)
- accrued payroll costs	(783,927)	2,677,237
- income taxes payable	(1,377,647)	74,726
- billings in excess of revenue	1,610,950	3,815,885
- other accrued liabilities	(614,000)	544,789

Net cash provided by operating activities	307,802	3,915,870

Cash flows provided by (used in) investing activities:
Acquistion of noncontrolling interest of subsidiaries	(892,294)	(590,284)
Purchase of Engineering Consulting Services, Inc., net of cash equivalents of $309,487	-	(790,513)
Purchase of property, building and equipment	(3,737,442)	(1,049,772)
Change in accounts payable due to purchase of equipment	586,574	-
Proceeds from sale of property and equipment	-	322,807
Sale (purchase) of investment securities, net	95,659	(227,092)

Net cash used in investing activities	(3,947,503)	(2,334,854)

Cash flows provided by (used in) financing activities:
Dividends paid	(2,046,657)	(1,814,839)
Proceeds from debt	294,199	484,197
Repayment of debt and capital lease obligations	(904,706)	(813,093)
Net proceeds from line of credit	10,580,912	-
Distributions to noncontrolling interests	(663,086)	(615,366)
Proceeds from sale of subsidiary shares to noncontrolling interests	41,634	90,368
Purchase of treasury stock	(363,050)	(635,046)

Net cash provided by (used in) financing activities	6,939,246	(3,303,779)

Effect of exchange rate changes on cash and cash equivalents	(324,278)	190,513

Net increase (decrease) in cash and cash equivalents	2,975,267	(1,532,250)
Cash and cash equivalents at beginning of period	8,529,842	14,347,194

Cash and cash equivalents at end of period	$11,505,109	$12,814,944

The accompanying notes are an integral part of these consolidated financial statements.

Ecology and Environment, Inc.
Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income
Unaudited

	Class A Common Stock Shares	Class A Common Stock Amount	Class B Common Stock Shares	Class B Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares	Treasury Stock Amount	Noncontrolling Interest	Comprehensive Income

Balance at July 31, 2010	2,685,072	$26,850	1,708,653	$17,088	$20,059,200	$25,800,803	$815,906	201,262	$(1,855,466)	$4,369,641	$6,798,661

Net income	-	-	-	-	-	6,960,263	-	-	-	1,163,673	8,123,936
Foreign currency translation adjustment	-	-	-	-	-	-	686,380	-	-	12,119	698,499
Cash dividends paid ($.46 per share)	-	-	-	-	-	(1,963,303)	-	-	-	-	-
Unrealized investment gain, net	-	-	-	-	-	-	(11,189)	-	-	-	(11,189)
Conversion of common stock - B to A	79	1	(79)	(1)	-	-	-	-	-	-	-
Repurchase of Class A common stock	-	-	-	-	-	-	-	84,002	(1,335,960)	-	-
Issuance of stock under stock award plan	-	-	-	-	(482,061)	-	-	(55,041)	482,061	-	-
Share-based compensation expense	-	-	-	-	541,175	-	-	-	-	-	-
Sale of subsidiary shares to noncontrolling interests	-	-	-	-	-	-	-	-	-	90,368	-
Issuance of shares to noncontrolling interests	-	-	-	-	-	-	-	-	-	667,000	-
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	(847,749)	-
Purchase of additional noncontrolling interests	-	-	-	-	(135,285)	-	36,092	(39,895)	391,850	(1,531,623)	36,092
Stock award plan forfeitures	-	-	-	-	-	-	-	396	-	-	-

Balance at July 31, 2011	2,685,151	$26,851	1,708,574	$17,087	$19,983,029	$30,797,763	$1,527,189	190,724	$(2,317,515)	$3,923,429	$8,847,338

Net income	-	-	-	-	-	1,719,222	-	-	-	1,770,239	3,489,461
Foreign currency translation adjustment	-	-	-	-	-	-	(601,938)	-	-	60,056	(541,882)
Cash dividends paid ($.24 per share)	-	-	-	-	-	(1,017,776)	-	-	-	-	-
Unrealized investment gain, net	-	-	-	-	-	-	14,229	-	-	-	14,229
Repurchase of Class A common stock	-	-	-	-	-	-	-	22,825	(363,050)	-	-
Issuance of stock under stock award plan	-	-	-	-	(716,662)	-	-	(62,099)	716,662	-	-
Share-based compensation expense	-	-	-	-	547,688	-	-	-	-	-	-
Tax impact of share based compensation	-	-	-	-	105,988	-	-	-	-	-	-
Sale of subsidiary shares to noncontrolling interests	-	-	-	-	-	-	-	-	-	41,634	-
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	(663,086)	-
Purchase of additional noncontrolling interests	-	-	-	-	(342,800)	-	38,532	(5,208)	66,871	(612,323)	38,532
Stock award plan forfeitures	-	-	-	-	-	-	-	2,555	-	-	-

Balance at April 30, 2012	2,685,151	$26,851	1,708,574	$17,087	$19,577,243	$31,499,209	$978,012	148,797	$(1,897,032)	$4,519,949	$3,000,340

The accompanying notes are an integral part of these consolidated financial statements.

Ecology and Environment, Inc.
Notes to Consolidated Financial Statements

Summary of Operations and Basis of Presentation

The consolidated financial statements included herein have been prepared by Ecology and Environment, Inc. ("E&E" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature.  The Company follows the same accounting policies in preparation of interim reports. Although E&E believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in E&E's 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The consolidated results of operations for the nine months ended April 30, 2012 are not necessarily indicative of the results for any subsequent period or the entire fiscal year ending July 31, 2012.

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

Certain prior year amounts were reclassified to conform to the consolidated financial statement presentation for the nine months ended April 30, 2012.

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

Investment securities have been classified as available for sale and are stated at fair value. Unrealized gains or losses related to investment securities available for sale are reflected in accumulated other comprehensive income, net of applicable income taxes in the consolidated balance sheets and statements of changes in shareholders' equity. The cost basis of securities sold is based on the specific identification method. The Company had gross unrealized gains of approximately $39,000 and $24,000 at April 30, 2012 and July 31, 2011, respectively.

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

The following table presents the level within the fair value hierarchy at which the Company’s financial assets are measured on a recurring basis.

Financial assets as of April 30, 2012:
	Level 1	Level 2	Level 3		Total
Assets
Investment securities available for sale	$1,354,547	$51,959	$	---	$1,406,506

Financial assets as of July 31, 2011:
	Level 1	Level 2	Level 3		Total
Assets
Investment securities available for sale	$1,438,286	$53,173	$	---	$1,491,459

The carrying amount of cash and cash equivalents and notes receivable at April 30, 2012 and July 31, 2011 were classified as Level 1 and approximate fair value.  Long-term debt consists of bank loans and capitalized equipment leases. The demand loan payable consists of borrowings against the Company’s line of credit for working capital requirements.  Based on the current financial market and variable interest rates associated with the debt and line of credit borrowings, the carrying amount of the liabilities at April 30, 2012 and July 31, 2011 were classified as Level 2 and approximates fair value.  There were no financial instruments classified as Level 3.

The availability of observable market data is monitored to assess the appropriate classification of financial instruments within the fair value hierarchy.  Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another.  In such instances, the transfer is reported at the beginning of the reporting period.  The Company evaluated the significance of transfers between levels based upon the nature of the financial instrument.  For the three and nine months ended April 30, 2012 and fiscal year ended July 31, 2011, there were no transfers in or out of Levels 1, 2 or 3, respectively.

g.	Foreign Currencies

The financial statements of foreign subsidiaries where the local currency is the functional currency are translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for results of operations. Translation adjustments are deferred in accumulated other comprehensive income.  Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as a component of other income (expense) as incurred.  The Company recorded foreign currency transaction gains/(losses) of approximately $(73,000) and $171,000 for the three months ended April 30, 2012 and April 30, 2011, respectively.  The Company recorded foreign currency transaction gains/(losses) of approximately $(200,000) and $184,000 for the nine months ended April 30, 2012 and April 30, 2011, respectively.

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

The Company has significant deferred tax assets, resulting principally from contract reserves, accrued compensation and fixed assets.  The Company periodically evaluates the likelihood of realization of deferred tax assets, and has determined that a valuation allowance of approximately $296,000 and $346,000 as of April 30, 2012 and July 31, 2011, respectively, has been established on excess foreign tax credit carryforwards, the utilization of which is dependent on future foreign source income.

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

The Company's policy is to invest cash in excess of operating requirements in income-producing short-term investments. At April 30, 2012 and July 31, 2011, short-term investments consist of money market funds. Short-term investments amounted to approximately $12,000 at April 30, 2012 and $2.0 million at July 31, 2011 and are reflected in cash and cash equivalents in the accompanying consolidated balance sheets and statements of cash flows.

3.         Contract Receivables, net

	April 30, 2012	July 31, 2011

Billed	$41,900,256	$42,636,632
Unbilled	25,862,645	27,869,325
	67,762,901	70,505,957

Allowance for doubtful accounts and contract adjustments	(7,846,424)	(6,755,087)

	$59,916,477	$63,750,870

Unbilled receivables result from revenues which have been earned, but are not billed as of period-end.  The above unbilled balances are comprised of incurred costs plus fees not yet processed and billed; and differences between year-to-date provisional billings and year-to-date actual contract costs incurred.  Included in the balance of receivables are receivables due under the contracts with organizations in Kuwait of $14.6 million and $12.4 million at April 30, 2012 and July 31, 2011, respectively.  Of the outstanding balances, approximately $.7 million and $1.8 million were included in billings in excess of revenue as of April 30, 2012 and July 31, 2011, respectively.  Management anticipates that the April 30, 2012 unbilled receivables will be substantially billed and collected within one year.   Within the above billed balances are contractual retainages in the amount of approximately $248,000 at April 30, 2012 and $222,000 at July 31, 2011. Management anticipates that the April 30, 2012 retainage balance will be substantially collected within one year.

4.	Line of Credit

The Company maintains an unsecured line of credit available for working capital and letters of credit of $20.5 million at interest rates ranging from 3% to 5% at April 30, 2012.  Other lines are available solely for letters of credit in the amount of $13.5 million.  The Company guarantees the line of credit of Walsh Environmental Scientists and Engineers, LLC (Walsh).  Its lenders have reaffirmed the Company’s lines of credit within the past twelve months.  At April 30, 2012 and July 31, 2011 the Company had letters of credit and loans outstanding totaling approximately $13.2 million and $4.1 million, respectively.   After letters of credit and loans, there was $20.8 million of availability under the lines of credit at April 30, 2012, of which $9.9 million is available for working capital.

5.	Debt and Capital Lease Obligations

Debt inclusive of capital lease obligations consists of the following:

	April 30, 2012	July 31, 2011

Various bank loans and advances at interest rates ranging from 5% to 14%	$384,534	$1,907,369
Capital lease obligations at varying interest rates averaging 11%	276,472	230,942
	661,006	2,138,311

Current portion of long-term debt and capital lease obligations	(439,827)	(1,689,920)

Long-term debt and capital lease obligations	$221,179	$448,391

The aggregate maturities of long-term debt and capital lease obligations at April 30, 2012 are as follows:

Amount

May 2012 – April 2013	$439,827
May 2013 – April 2014	198,933
May 2014 – April 2015	22,246
May 2015 – April 2016	---
May 2016 – April 2017	---
Thereafter	---
$661,006

6.	Income Taxes

The estimated effective tax rate, excluding discrete items recognized during the nine-month period ended April 30, 2012, is 31.1%, as compared to the estimated tax rate of 36.0% reported for the nine months ended April 30, 2011.  The reduction in the estimated effective tax rate is mainly a result of increased income in the corporate partnerships as well as increased income from foreign entities in countries with a lower effective tax rate than in the U.S.  During the three and nine month periods ended April 30, 2012 an income tax benefit from discrete items of $.4 million and $.7 million, respectively, was recognized as  result of favorable Kuwait and state related tax settlements.

7.	Other Accrued Liabilities

	April 30, 2012	July 31, 2011

Allowance for contract adjustments	$2,986,415	$3,882,810
Other	1,568,071	2,256,613

	$4,554,486	$6,139,423

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

The Company awarded 62,099 shares valued at approximately $.9 million in October 2011 pursuant to the Award Plan. These awards issued have a three year vesting period. The "pool" of excess tax benefits accumulated in Capital in Excess of Par Value was $330,000 and $225,000 at April 30, 2012 and July 31, 2011, respectively.   Total gross compensation expense is recognized over the vesting period. Unrecognized compensation expense was approximately $1.0 million and $.7 million at April 30, 2012 and July 31, 2011, respectively.

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

The Company’s noncontrolling interest is disclosed as a separate component of the Company’s consolidated equity on the balance sheets. Earnings and other comprehensive income are separately attributed to both the controlling and noncontrolling interests.  Earnings per share is calculated based on net income attributable to the Company’s controlling interest.

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

Most transactions with noncontrolling shareholders for the nine months ended April 30, 2012 and fiscal year ended July 31, 2011 were made at book value, which management believes approximates fair value.  The purchase of the Walsh Peru and E&E do Brasil shares, were at a calculated value in excess of book value which management believes approximated the fair value.

Effects of changes in E&E’s ownership interest in its subsidiaries on E&E’s equity:

	Nine months ended April 30, 2012		Fiscal year ended July 31, 2011
Transfers to noncontrolling interest:
Sale of 900 Gustavson common shares	$	---	$62,451
Issuance of 667 ECSI common shares		---	667,000
Sale of 75 Lowham – Walsh common shares		---	27,917
Sale of 600 Gustavson common shares		41,634	---
Total transfers to noncontrolling interest		41,634	757,368

Transfers from noncontrolling interest:
Purchase of 20 Walsh common shares		---	(7,776)
Purchase of 496 Walsh common shares		---	(208,156)
Purchase of 2,205 Walsh common shares		---	(974,750)
Purchase of 243 Walsh common shares		---	(101,905)
Purchase of 426 Walsh common shares		---	(197,945)
Purchase of 100 Walsh common shares		---	(41,091)
Purchase of 152 Walsh common shares		(73,748)	---
Purchase of 496 Walsh common shares		(269,064)	---
Purchase of 5,389 Brazil common shares		77,539	---
Purchase of 26,482 Walsh Peru common shares		(213,917)	---
Purchase of 166 Walsh common shares		(94,601)	---
Total transfers from noncontrolling interest		(573,791)	(1,531,623)

Transfers to (from) noncontrolling interest		$(532,157)	$(774,255)

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

11.	Earnings Per Share

            The computation of basic earnings per share reconciled to diluted earnings per share follows:

	Three months ended				Nine months ended
	April 30, 2012		April 30, 2011		April 30, 2012	April 30, 2011

Total income available to common stockholders		$55,941		$1,429,384	$1,719,222	$5,045,971
Dividend declared		---		---	1,017,776	934,422
Undistributed earnings		55,941		1,429,384	701,446	4,111,549

Weighted-average common shares outstanding (basic)		4,245,059		4,236,993	4,230,204	4,222,759

Distributed earnings per share	$	---	$	---	$.24	$.22
Undistributed earnings per share		.01		.34	.17	.97
Total earnings per share		.01		.34	.41	1.19

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

12.	Segment Reporting

Segment information as of April 30, 2012 approximates the following:

Geographic information:

	Revenue (1)
	Three months ended	Nine months ended	Gross Long- Lived Assets

United States	$21,945,000	$74,891,000	$26,975,000
Foreign countries	14,066,000	43,605,000	5,236,000

(1)  Revenue is attributed to countries based on the location of the customers.  Revenues in the most significant foreign countries for the three and nine months ended April 30, 2012 include $4.0 million and $14.1 million in Peru, $4.4 million and $11.3 million in Brazil and $3.2 million and $7.9 million in Chile, respectively.

Segment information as of April 30, 2011 approximates the following:

Geographic information:

	Revenue (1)
	Three months ended	Nine months ended	Gross Long- Lived Assets

United States	$29,149,000	$82,928,000	$26,542,000
Foreign countries	11,971,000	42,084,000	4,829,000

 (1)  Revenue is attributed to countries based on the location of the customers.  Revenues in the most significant foreign countries for the three and nine months ended April 30, 2011 include $2.7 million and $13.2 million in Peru, $2.9 million and $8.8 million in Brazil and $2.3 million and $7.7 million in Kuwait, respectively.

As of July 31, 2011, the gross long-lived assets reported were approximately $27.9 million in the United States and $5.1 million in foreign countries.

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

On February 4, 2011 the Chico Mendes Institute of Biodiversity Conservation of Brazil (the “Institute”) issued a Notice of Infraction to Ecology and Environment do Brasil LTDA (“E & E Brasil”).  E & E Brasil is a 72 percent majority-owned subsidiary of Ecology and Environment, Inc.  The Notice of Infraction concerns the taking and collecting species of wild animal specimens without authorization by the competent authority and imposes a fine of 520,000 Reais, which has a value of approximately $274,000 USD at April 30, 2012.  No claim has been made against Ecology and Environment, Inc.  The Institute has also filed Notices of Infraction against four employees of E & E Brasil alleging the same claims and has imposed fines against those individuals that, in the aggregate, are equal to the fine imposed against E & E  Brasil.  E & E Brasil has filed administrative responses with the Institute for itself and its employees that: (a) denies the jurisdiction of the Institute, (b) states that the Notice of Infraction is constitutionally vague and (c) affirmatively stated that E & E Brasil had obtained the necessary permits for the surveys and collections of specimens under applicable Brazilian regulations and that the protected conservation area is not clearly marked to show its boundaries.  At this time, E & E Brasil has attended one meeting where depositions were taken. The Company believes that these administrative proceedings in Brazil will not have an adverse material effect upon the operations of the Company.

14.	Supplemental Cash Flow Information Disclosure

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  Cash paid for interest amounted to approximately $254,000 and $224,000 for the nine months ended April 30, 2012 and April 30, 2011, respectively.  Cash paid for income taxes amounted to approximately $4.0 million and $3.1 million for the nine months ended April 30, 2012 and April 30, 2011, respectively.  Of the $2.0 million in dividends paid by the Company for the nine month period ended April 30, 2012, approximately $1.0 million was accrued for in accounts payable as of July 31, 2011.  Of the $1.8 million in dividends paid by the Company for the nine month period ended April 30, 2011, approximately $.9 million was accrued for in accounts payable as of July 31, 2010.  On December 14, 2011, the Company increased its capital investment in its Brazilian subsidiary (Ecology and Environment do Brasil, Ltda.) by $1.5 million USD, which increased the Company’s ownership in the entity to 68%.  The Company also purchased an additional 4% of the entity from its president for approximately $180,000 USD, which increased the Company’s ownership in the entity to 72%.  The Brazilian company has experienced increased revenue growth and the additional investment will be used for working capital needs in the country.

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

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU provides a consistent definition of fair value to ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS.  This standard changes certain fair value measurement principles and enhances the disclosure requirements.  ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and should be applied prospectively.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Operating activities provided cash flow of $.3 million during the first nine months of fiscal year 2012.  This was mainly attributable to net income of $3.5 million, a decrease in accounts receivable of $2.0 million, and an increase in billings in excess of revenue of $1.6 million. Receivables decreased due to the reduction in revenue.  Accounts payable and accrued payroll costs consumed $4.8 million of cash during the period due to the payment of accrued bonuses and the timing of payments for operating costs and subcontracts.  Accrued income taxes consumed $3.7 million of cash during the period due to the decrease in net income and the payment of tax estimates.

Investment activities consumed $3.9 million of cash which was used mainly for the purchase of an enterprise wide planning and reporting system and to purchase additional interest in the majority owned subsidiaries Walsh Environmental Scientists and Engineers, LLC (Walsh) and E&E do Brasil (Brasil).

Financing activities provided $6.9 million of cash for the period mainly from net debt proceeds of $10.0 million less dividend payments of $2.0 million, purchase of treasury stock for $.4 million and distributions to non-controlling interests of $.7 million.

The Company maintains an unsecured line of credit available for working capital and letters of credit of $20.5 million at interest rates ranging from 3% to 5% at April 30, 2012.  Other lines are available solely for letters of credit in the amount of $13.5 million.  The Company guarantees the line of credit of Walsh Environmental Scientists and Engineers, LLC (Walsh).  Its lenders have reaffirmed the Company’s lines of credit within the past twelve months.  At April 30, 2012 and July 31, 2011 the Company had letters of credit and loans outstanding totaling approximately $13.2 million and $4.1 million, respectively.   After letters of credit and loans, there was $20.8 million of availability under the lines of credit at April 30, 2012, of which $9.9 million is available for working capital. The Company maintained a cash balance of $11.5 million at April 30, 2012, however borrowings of $10.6 million against the Company’s line of credit were necessary during the quarter due to the cash requirements at the Parent Company and the overall lack of access of certain cash balances within the Company’s international subsidiaries.  The Company believes that cash flows from operations and borrowings against the lines of credit will be sufficient to cover all working capital requirements for at least the next twelve months and the foreseeable future.

Results of Operations

Revenue

Third Quarter and Year to Date 2012 vs 2011

Revenue for the third quarter of fiscal year 2012 was $36.0 million, a decrease of $5.1 million or 12% from the $41.1 million reported for the third quarter of fiscal year 2011.  Revenue at the Parent Company was $19.4 million, a decrease of $5.6 million or 22% due mainly to decreases in the Company’s domestic energy markets as a result of the completion of a significant project. This decrease was partially offset by increases in revenue at the Company’s majority owned subsidiaries E&E do Brasil and Gestion Ambiental Consultores (GAC).  E&E do Brasil reported revenue of $4.4 million during the third quarter of fiscal year 2012, an increase of $1.5 million over the prior year due to work in the transmission and energy markets and additional profits of $.6 million recognized on fixed price projects upon their completion.  GAC reported revenue of $3.2 million during the third quarter of fiscal year 2012, and increase of $1.3 million over the prior year due to contracts in the mining market.

Revenue for the first nine months of fiscal year 2012 was $118.5 million, a decrease of $6.5 million or 5% from the $125.0 million reported in the prior year. Revenue at the Parent Company was $60.9 million, down $11.9 million or 16% from the $72.8 million in the first nine months of 2011 due to reduced revenues from the commercial energy market. This decrease was partially offset by increases in revenue at the Company’s majority owned subsidiaries E&E do Brasil, GAC, and Walsh. E&E do Brasil reported increased revenue of $2.6 for the first nine months of fiscal year 2012 due to modifications received on contracts in the transmission and energy markets and additional profits of $.6 million recognized on fixed price projects upon their completion.  GAC reported increased revenue of $2.2 million for the first nine months of fiscal year 2012 due to increased work in the mining market.

Walsh reported revenue of $31.5 million during the first nine months for fiscal year 2012, an increase of $1.8 million from the prior year due to work in the oil, gas, and mining markets.  Revenues for the first nine months of fiscal year 2012 included a favorable settlement of government contract rates covering the years 2002 through 2005 of approximately $.3 million.

Income Before Income Taxes

Third Quarter and Year to Date 2012 vs 2011

The Company’s income before income taxes was $.5 million for the third quarter of fiscal year 2012, a decrease of $2.1 million or 81% from the $2.6 million reported in the third quarter of 2011.  Revenue less subcontract costs were $30.0 million, a decrease of $3.5 million from the $33.5 million reported in the third quarter of the prior year, mainly due to the decrease in revenue in the Parent Company’s domestic energy market.  Gross profits (revenue less cost of professional services, other direct operating expenses and subcontract costs) decreased $1.4 million during the third quarter of fiscal year 2012, which includes additional profits of $.6 million recognized on completed fixed price projects at E & E do Brasil. Indirect costs for the third quarter of fiscal year 2012 were $15.3 million, consistent with the prior year. Foreign exchange losses were $73,000 for the quarter mainly due to fluctuations in the exchange rates on receivables carried in Kuwaiti Dinar translated to US dollars.

The Company’s income before income taxes was $4.3 million for the first nine months of fiscal year 2012 compared to $9.8 million for fiscal year 2011, a decrease of $5.5 million or 56%. Revenue less subcontract costs were $93.8 million, a decrease of $8.8 million or 8% from the $102.6 million reported in the prior year, mainly due to the decrease in revenue in the Parent Company’s commercial energy market. Gross profits decreased $1.9 million during the first nine months of fiscal year 2012, which includes additional profits of $.6 million recognized on completed fixed price projects at E & E do Brasil.  Indirect costs for fiscal year 2012 were $45.9 million, an increase of $2.8 million from $43.1 million reported in the prior year are mainly the result of lower staff utilization in the Parent Company and Walsh.

Income Taxes

The estimated effective tax rate, excluding discrete items recognized during the nine-month period ended April 30, 2012, is 31.1%, as compared to the estimated tax rate of 36.0% reported for the nine months ended April 30, 2011.  The reduction in the estimated effective tax rate is mainly a result of increased income in the corporate partnerships as well as increased income from foreign entities in countries with a lower effective tax rate than in the U.S.  During the three and nine month periods ended April 30, 2012 an income tax benefit from discrete items of $.4 million and $.7 million, respectively, was recognized as  result of favorable Kuwait and state related tax settlements.

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

Internal Controls

During the fiscal year we have implemented an Enterprise Resource Planning (ERP) system that resulted in a material change in internal controls over financial reporting.  This new system, went online January 1, 2012, and will support our global accounting operations consisting of planning, accounting and management reporting modules.  We believe the implementation was necessary to support increase volumes and transaction complexities related to the growth of our business, particularly with our domestic and international subsidiaries, as well as to reduce the number of manual processes.  The new system, which required minimal customizations by the Company, was purchased from a leading internationally respected software provider of enterprise software solutions.  The Company has engaged a leading business and technology consulting firm to implement the new system.  The implementation of the system included a three phased approach where business process walk-throughs were performed in order to test processes and transactions and to train users.  Post-implementation reviews are being conducted by management to ensure that internal controls surrounding the system implementation process, the applications, and the closing process were properly designed to prevent material financial statement errors.  In addition to our recurring account reconciliations and reviews as part of our normal close process, we also performed incremental substantive procedures during the quarter, including analytical assessments to validate the accuracy of key financial balances and amounts and review of key reports used in the financial reporting close process.

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

On February 4, 2011 the Chico Mendes Institute of Biodiversity Conservation of Brazil (the “Institute”) issued a Notice of Infraction to Ecology and Environment do Brasil LTDA (“E & E Brasil”).  E & E Brasil is a 72 percent majority-owned subsidiary of Ecology and Environment, Inc.  The Notice of Infraction concerns the taking and collecting species of wild animal specimens without authorization by the competent authority and imposes a fine of 520,000 Reais, which has a value of approximately $274,000 USD at April 30, 2012.  No claim has been made against Ecology and Environment, Inc.  The Institute has also filed Notices of Infraction against four employees of E & E Brasil alleging the same claims and has imposed fines against those individuals that, in the aggregate, are equal to the fine imposed against E & E Brasil.  E & E Brasil has filed administrative responses with the Institute for itself and its employees that: (a) denies the jurisdiction of the Institute, (b) states that the Notice of Infraction is constitutionally vague and (c) affirmatively stated that E & E Brasil had obtained the necessary permits for the surveys and collections of specimens under applicable Brazilian regulations and that the protected conservation area is not clearly marked to show its boundaries.  At this time, E & E Brasil has attended one meeting where depositions were taken.  The Company believes that these administrative proceedings in Brazil will not have an adverse material effect upon the operations of the Company.

Item 2.       Changes in Securities and Use of Proceeds

(e)  Purchased Equity Securities.  The following table summarizes the Company’s purchases of its common stock during the nine month period ended April 30, 2012:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
August 1, 2011 – April 30, 2012	22,825	$16.71	22,825	93,173

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

Ecology and Environment, Inc.

Date: June 14, 2012	By:	/s/ H. John Mye III
H. John Mye III
Vice President, Treasurer and Chief Financial Officer – Principal Financial and Accounting Officer