Form 10-Q/A
period 2012-04-30
ECOLOGY & ENVIRONMENT INC
filed 2012-06-20
CIK 809933

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

Explanation of First Amendment

The Registrant, Ecology and Environment, Inc., (the “Company” or “EEI”), filed a Form 10-Q on June 14, 2012 with the Securities and Exchange Commission (the “SEC”).  On June 20, 2012 it was discovered that the Interactive Data for that filing did not attach.   Herewith, are those files.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ecology and Environment, Inc.

Date: June 20, 2012	By:	/s/ H. John Mye III
H. John Mye III
Vice President, Treasurer and Chief Financial Officer – Principal Financial and Accounting Officer