Form 10-K
period 2012-07-31
ECOLOGY & ENVIRONMENT INC
filed 2012-11-14
CIK 809933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended July 31, 2012

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to __________

Commission File Number 1-9065

ECOLOGY AND ENVIRONMENT, INC.
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)		16-0971022 (IRS Employer Identification Number)

368 Pleasant View Drive, Lancaster, NY (Address of principal executive offices)		14086 (Zip code)

716-684-8060 (Registrant's telephone number, including area code)
Securities registered pursuant to section 12(b) of the Act:
Title of each class		Name of each exchange on which registered
Class A Common Stock par value $.01 per share		NASDAQ Stock Exchange
Securities registered pursuant to section 12(g) of the Act:
None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes    No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes   No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes     No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.   

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined by Rule 12b-2 of the Exchange Act).

Large accelerated filer		Accelerated filer	
Non-accelerated filer (Do not check if a smaller reporting company)		Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes    No 

Exhibit Index on Page 52

The aggregate market value of the Class A Common Stock held by non-affiliates as of January 31, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter) was $42,638,845. This amount is based on the closing price of the registrant’s Class A Common Stock on the National Association of Securities Dealers Automated Quotations (NASDAQ) Stock Market for that date. Shares of Class A Common Stock held by the executive officers and directors of the registrant are not included in this computation.

As of September 30, 2012, 2,600,144 shares of the registrant's Class A Common Stock, $.01 par value (the "Class A Common Stock") were outstanding, and 1,643,773 shares of the registrant's Class B Common Stock, $.01 par value (the "Class B Common Stock") were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Registration Statement on Form S-1, as amended by Amendment Nos. 1 and 2 (Registration No. 33-11543) as well as portions of the Company's Form 10-K for fiscal years ended July 31, 2002, 2003, 2004, 2010 and 2011 are incorporated by reference in Part IV of this Form 10-K.

PART 1

Item 1.	Business

General

Ecology and Environment, Inc., (“E & E” or “Company”) is a global broad-based environmental consulting firm whose underlying philosophy is to provide professional services worldwide so that sustainable economic and human development may proceed with minimum negative impact on the environment. The Company’s staff is comprised of individuals representing 85 scientific, engineering, health, and social disciplines working together in multidisciplinary teams to provide innovative environmental solutions. The Company has completed more than 50,000 projects for a wide variety of clients in 122 countries, providing environmental solutions in nearly every ecosystem on the planet.

The Company was incorporated in February 1970 and its principal offices are located at 368 Pleasant View Drive, Lancaster, New York, and its telephone number is 716-684-8060.

START Contracts

In December 2005, the United States Environmental Protection Agency (EPA) awarded the Company a contract known as START III to provide continuing support to the EPA Region 10. This is a combination time and materials/cost plus contract with a base term of three years plus options for an additional four years which have been exercised through 2013. Total maximum value is $49.0 million over the seven years. As of July 31, 2012 the Company has recognized revenue of approximately $33.4 million under this contract.

In May 2008, the EPA awarded the Company a second START contract to provide technical support in Region 9 which covers the four state area of California, Nevada, Arizona, Hawaii, and U.S. territories in the Pacific. The contract has a two year base period and two 18 month option periods which have been exercised through 2013. With all option years and access to an increased capacity pool to support EPA in the event of an incident of national significance, the maximum value of the contract is $64.0 million over the five year period. As of July 31, 2012, the Company has recognized revenue of approximately $22.0 million under this contract.

These contracts contain termination provisions under which the EPA may, without penalty, terminate the contract upon written notice to the Company. In the event of termination, the Company would be paid only termination costs in accordance with the contract. The Company has never had a contract terminated by the EPA.

Task Order Contracts

The Company has numerous task order contracts with state and federal governmental agencies which contain indefinite order quantities and/or option periods ranging from two to ten years. The maximum potential revenues included in these contracts is approximately $160.3 million.

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

E & E has provided the pipeline industry with environmental support for over 35 years.  The Company’s extensive experience includes route selection; field support and survey, such as wetland delineation and endangered species surveys; regulatory compliance and permit support, including preparation of erosion control plans for submission to state agencies, Section 10 of the Rivers and Harbors Act and Section 404 of the Clean Water Act permits for submission to the United States Army Corps Engineers, and Federal Energy Regulatory Commission (FERC) 7(c) filings; and preparation of environmental monitoring and restoration plans, including development of quality assurance specifications.

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

The ability to address carbon dioxide (CO2) impacts is one of the most critical and difficult environmental issues facing our power-generation clients today. E & E assists its clients in navigating the deregulated power industry and expedite the permitting process with a thorough understanding of the environmental and regulatory requirements (federal and state) associated with carbon capture and sequestration (CCS), including geologic investigation, deep well construction, power plant and pipeline sitting and construction and long-term CO2 storage.

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

Green Programs

E & E seeks to take actions against greenhouse gases (GHGs), global warming, and climate change, both within our internal operations and throughout our line of associated services.  The Company’s environmental sustainability services and green programs include an array of offerings to increase eco-efficiency and environmental performance while reducing operating costs. E & E offers knowledge-based consulting services to assist its clients in establishing an environmental focus and incorporating green elements into their organization’s culture. The Company’s approach to addressing these issues applies to a variety of organizations, including corporations, government agencies, colleges and universities, school districts, offices buildings, healthcare facilities, military bases, hotels, high-end homes, retail stores, and the hospitality/tourism industry.

•	GreenRide®

One of the chief sources of GHG emissions is vehicular traffic. E & E’s innovative Web-based rideshare application reduces automobile dependency and promotes use of alternative transportation. The program was designed by E & E to encourage carpooling as a method of improving air quality, reducing traffic congestion, and conserving fuel.  GreenRide helps users find carpool partners by searching for other users who live nearby and have similar schedules and commuting needs. To date, there are 60 GreenRide® systems installed in 22 states, making our technology available to over 39 million U.S. residents.

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

In 2012, E & E’s global corporate headquarters building, one of the oldest LEED® Platinum buildings in the world, continued to realize reduced energy consumption and substantial cost savings through facility and operational improvements combined with a program for employee awareness and involvement.

•	Energy Efficiency and GreenMeter®

The Company’s Certified Energy Managers and sustainability professionals help our clients achieve significant reductions in energy and other resource consumption through both innovative design and improved operations of buildings and communities.

GreenMeter, E & E’s dynamic energy-tracking and management system, is designed for schools, businesses, universities, and commercial buildings and offers a unique, easy-to-use approach to collecting, storing, and displaying near real-time energy consumption.  The application is coupled with analysis and solutions, helping to further decrease a building’s costs associated with energy consumption.

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

International

With over 40 years’ experience providing the above-listed services on a worldwide level, the Company now has partners in over 30 countries and has completed more than 50,000 major environmental assignments in 122 countries worldwide. With an understanding of cultural, political, economic, operational, and legal factors that influence the solution to a given environmental problem, E & E aids international governments and lending institutions in their efforts to advance institutional systems for environmental management. The Company has completed assignments involving environmental assessment; management and financial planning; institutional strengthening and standards development; water supply and development; wastewater treatment; and solid waste project construction supervision.  More recently, issues of public health, sustainability, and social and economic development have been added to that portfolio.

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

Backlog

The Company's firm backlog of uncompleted projects and maximum potential revenues from indefinite task order contracts, at July 31, 2012 and 2011 were as follows:

	(Millions of $)
	2012	2011

Total firm backlog	$81.2	$89.1

Anticipated completion of firm backlog in next twelve months	$61.8	$73.9

Maximum potential gross revenues from task order contracts	$160.3	$200.3

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

Employees

As of July 31, 2012, the Company, including subsidiaries, had approximately 1,175 employees. The majority of the employees hold bachelor's degrees and/or advanced degrees in such areas as chemical, civil, mechanical, sanitary, soil, structural and transportation engineering, biology, geology, hydrogeology, ecology, urban and regional planning and oceanography. The Company's ability to remain competitive will depend largely upon its ability to recruit and retain qualified personnel. None of the Company's employees are represented by a labor organization.

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

The Board of Directors will consider nominees for Directors recommended by shareholders.  Shareholders wishing to recommend a director candidate for consideration by the Board of Directors can do so by writing to the Secretary of Ecology and Environment, Inc., 368 Pleasant View Drive, Lancaster, New York, 14086; giving the candidate’s name, biographical data and qualifications.  Any such notice of recommendation should be accompanied by a current resume of the individual and a written statement from the individual of his or her consent to be named as a candidate and, if nominated and elected, to serve as a director.  Nominations much be received at least 60 days prior to the annual shareholders meeting.

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

The Company depends on municipal, state and federal government work for a significant portion of its revenues. The Company’s inability to win or renew government contracts during procurement cycles could significantly reduce Company profits.

Revenues from all government contracts (municipal, state and federal) represented approximately 27%, 24% and 33% of total revenues for fiscal years 2012, 2011 and 2010, respectively. Consequently, an inability to win or renew government contracts would adversely affect operations and significantly reduce profits. Government contracts are typically awarded through a highly regulated procurement process.  In addition, some government contracts are awarded to multiple competitors, causing increased competition and downward pricing pressure. This may lead to increased pressure to control costs. If the Company cannot reduce or control costs on these contracts, losses on these contracts may occur.

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

The Company has operations in more than 30 countries around the world and has derived approximately 37%, 32%, and 30% of revenue from international operations for the fiscal years 2012, 2011, and 2010, respectively. International operations are subject to a number of risks, including:

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

These and other risks associated with international operations could harm our overall operations and significantly reduce our future revenues and earnings.

The Company must be able to accurately estimate and control contract costs to prevent losses on contracts.

The Company must control direct contract costs in order to maintain positive profit margins. There are three basic types of contracts with the Company’s clients: cost plus, fixed price, and time and materials. Under cost plus contracts, which may be subject to various types of ceilings, the Company is reimbursed for allowable costs plus a negotiated profit. If costs exceed ceilings or are otherwise deemed unallowable under provisions of the contract or regulations, the Company will not be reimbursed for all of its costs. Under fixed price contracts, the Company is paid a fixed price regardless of the actual costs incurred. Consequently, a profit is realized on fixed price contracts only if the Company is able to control costs and avoid overruns. Under time and material contracts, the Company is paid for its direct labor hours at fixed rates plus reimbursement of allocable other direct costs. Profitability is dependent on a consistently high utilization of staff and the Company’s ability to control its overhead costs.

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

The Company's headquarters (60,000 square feet) is located in Lancaster, New York, a suburb of Buffalo. The Company owns additional property in Lancaster, NY consisting of two buildings including a warehouse and office facility totaling approximately 35,000 square feet.  The Company also leases office and storage facilities at fourty-three (43) regional offices in the United States and seventeen (17) offices in foreign locations.

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

On September 21, 2012 the Colorado Department of Public Health and Environment (the “Department”) issued a proposed Compliance Order on Consent (the “Consent Order”) to the City and County of Denver (“Denver”) and to Walsh Environmental Scientists & Engineers LLC (“Walsh Environmental”).  Walsh Environmental is a majority-owned subsidiary of Ecology and Environment, Inc.  The proposed Consent Order concerns construction improvement activities of certain property owned by Denver which was the subject of asbestos remediation.  Denver had entered into a contract with Walsh Environmental for Walsh Environmental to provide certain environmental consulting services (asbestos monitoring services) in connection with the asbestos containment and/or removal performed by other contractors at Denver’s real property.  The Consent Order, among other provisions, proposes a violation penalty of $216,000, jointly and severally to be paid by Denver and Walsh Environmental.  Under Walsh’s Environmental consulting contract with Denver, Walsh Environmental has agreed to indemnify Denver for certain liabilities which would include the imposition of this proposed penalty.  Walsh Environmental has put its professional liability carrier on notice of this claimed penalty.  At this time, neither Walsh Environmental nor Denver have filed a response to the September 21, 2012 draft Consent Order.  It is the position of Walsh Environmental that it has fully complied with all applicable Colorado laws, regulations and statutes in connection with its role as an environmental consultant to Denver and the claimed violations are not applicable to the activities of Walsh in connection with its environmental consulting contract with Denver.  The Company believes that this administrative proceeding involving Walsh Environmental will not have an adverse material effect upon the operations of the Company.

On February 4, 2011 the Chico Mendes Institute of Biodiversity Conservation of Brazil (the “Institute”) issued a Notice of Infraction to Ecology and Environment do Brasil LTDA (“E & E Brasil”).  E & E Brasil is a majority-owned subsidiary of Ecology and Environment, Inc.  The Notice of Infraction concerns the taking and collecting species of wild animal specimens without authorization by the competent authority and imposes a fine of 520,000 Reais, which has a value of approximately $255,000 USD at July 31, 2012.  No claim has been made against Ecology and Environment, Inc.  The Institute has also filed Notices of Infraction against four employees of E & E Brasil alleging the same claims and has imposed fines against those individuals that, in the aggregate, are equal to the fine imposed against E & E Brasil.  E & E Brasil has filed administrative responses with the Institute for itself and its employees that: (a) denies the jurisdiction of the Institute, (b) states that the Notice of Infraction is constitutionally vague and (c) affirmatively stated that E & E Brasil had obtained the necessary permits for the surveys and collections of specimens under applicable Brazilian regulations and that the protected conservation area is not clearly marked to show its boundaries.  At this time, E & E Brasil has attended one meeting where depositions were taken.  The Company believes that these administrative proceedings in Brazil will not have an adverse material effect upon the operations of the Company.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)
Principal Market or Markets. The Company’s Class A Common Stock is listed on NASDAQ.  There is no separate market for the Company’s Class B Common Stock.  The following table represents the range of high and low prices of the Company's Class A Common Stock as reported by NASDAQ for the periods indicated.

FISCAL 2012

	High	Low

First Quarter (commencing August 1, 2011 - October 29, 2011)	$17.65	$14.95
Second Quarter (commencing October 30, 2011 - January 31, 2012)	17.50	15.64
Third Quarter (commencing February 1, 2012 - April 30, 2012)	17.00	14.60
Fourth Quarter (commencing May 1, 2012 - July 31, 2012)	15.19	11.26

FISCAL 2011

	High	Low

First Quarter (commencing August 1, 2010 - October 30, 2010)	$13.50	$11.40
Second Quarter (commencing October 31, 2010 - January 29, 2011)	15.33	12.44
Third Quarter (commencing January 30, 2011 - April 30, 2011)	20.69	14.70
Fourth Quarter (commencing May 1, 2011 - July 31, 2011)	22.76	16.42

Approximate Number of Holders of Class A and Class B Common Stock

As of September 30, 2012, 2,600,144 shares of the Company's Class A Common Stock were outstanding and the number of holders of record of the Company's Class A Common Stock at that date was 397. The Company estimates that it has a significantly greater number of Class A Common Stock shareholders because a substantial number of the Company's shares are held in street name. As of the same date, there were 1,643,773 shares of the Company's Class B Common Stock outstanding and the number of holders of record of the Class B Common Stock at that date was 55.

Dividends

In the fiscal years ended July 31, 2012 and 2011, the Company declared two cash dividends totaling $.48 and $.46 per year respectively, per share of common stock. The amount, if any, of future dividends remains within the discretion of the Company's Board of Directors and will depend upon the Company's future earnings, financial condition and requirements and other factors as determined by the Board of Directors.

The Company's Certificate of Incorporation provides that any cash or property dividend paid on Class A Common Stock must be at least equal to the cash or property dividend paid on Class B Common Stock on a per share basis.

Equity Compensation Plan Information as of July 31, 2012:
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights.	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by securities holders:
- 2003 Stock Award Plan	---	---	---
- 2007 Stock Award Plan	---	---	40,185

Equity compensation plans not approved by securities holders:
- 1998 Stock Award Plan	---	---	---

Total	---	---	40,185

Refer to Note 10 to Consolidated Financial Statements set forth in Part IV of this Annual Report on Form 10-K for more information on the Equity Compensation Plans.

(b)	Not Applicable
(c)	Purchased Equity Securities. The following table summarizes the Company's purchases of its common stock during the fiscal year ended July 31, 2012.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

August 1, 2011 - July 31, 2012	22,825	$16.71	22,825	93,173

            (1)  The Company’s Board of Directors approved a 200,000 share repurchase program in August 2010 in which 93,173 shares remain available for repurchase.

Item 6.     Selected Consolidated Financial Data

See Note 21 to Consolidated Financial Statements for additional information.

	Year Ended July 31

	2012	2011	2010	2009	2008
	(In thousands, except per share amounts)

Operating data:

Revenues	$155,410	$169,173	$144,098	$146,081	$110,533
Income from operations	4,784	12,386	9,893	9,445	5,593
Income from continuing operations before income taxes	4,398	12,755	10,459	9,450	5,554
Net income attributable to Ecology and Environment, Inc.	$774	$6,960	$4,258	$5,221	$1,834

Net income per common share: basic and diluted	$0.18	$1.65	$1.02	$1.27	$0.43

Cash dividends declared per common share: basic and diluted	$0.48	$0.46	$0.42	$0.39	$0.36

Weighted average common shares outstanding: basic and diluted	4,233,883	4,222,688	4,160,816	4,115,921	4,259,663

	As of July 31

	2012	2011	2010	2009	2008
	(In thousands, except per share amounts)

Balance sheet data:

Working capital	$38,511	$41,979	$38,950	$36,142	$36,871

Total assets	97,512	94,268	79,959	77,808	75,602

Long-term debt and capital lease obligations	591	2,138	1,695	815	1,860

Ecology and Environment, Inc. shareholders’ equity	48,146	50,034	44,864	41,051	39,254

Book value per share: basic and diluted	$11.37	$11.85	$10.78	$9.97	$9.22

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Operating activities consumed cash flow of $.4 million during fiscal year 2012.  Operating activities during fiscal year 2012 provided operating cash as a result of net income of $3.0 million, $2.2 million in depreciation and amortization expense and $.7 million in share based compensation expense.  This was offset during the year by decreases in accounts payable, accrued payroll costs and accrued income taxes and an increase in accounts receivable.  Accounts payable and accrued payroll costs consumed $3.3 million of cash during the period due to the payment of accrued bonuses and the timing of payments for operating costs and subcontracts.  Accrued income taxes consumed $3.9 million of cash during the period due to the payment of tax estimates during the fiscal year 2012.  Accounts receivable increased $2.3 million during fiscal year 2012 due primarily to increased receivables on foreign work.

Investment activities consumed $5.5 million of cash which was used mainly for the purchase of an enterprise wide planning and reporting system and to purchase additional interest in the majority owned subsidiaries Walsh Environmental Scientists and Engineers, LLC (Walsh) and E&E do Brasil (Brasil).

Financing activities provided $8.0 million of cash during fiscal year 2012 mainly from net debt proceeds of $11.5 million less dividend payments of $2.0 million, purchase of treasury stock for $.4 million and distributions to non-controlling interests of $1.1 million.  Short term debt has increased this year due mainly to the delinquency of the receivables in the Middle East.

Ecology and Environment, Inc. (Company) maintains an unsecured line of credit available for working capital and letters of credit of $34 million at interest rates ranging from 2.5% to 5% at July 31, 2012.  The Company guarantees the line of credit of Walsh.  Its lenders have reaffirmed the Company’s lines of credit within the past twelve months.  At July 31, 2012 and 2011, the Company had letters of credit and loans outstanding totaling approximately $14.9 million and $4.1 million, respectively.   After letters of credit and loans, there was $19.1 million of availability under the lines of credit at July 31, 2012. The Company maintained a cash balance of $10.4 million at July 31, 2012, however borrowings of $12.3 million against the Company’s line of credit were necessary during the fiscal year due to the cash requirements at Ecology and Environment (Parent Company).  The Company believes that cash flows from operations and borrowings against the lines of credit will be sufficient to cover all working capital requirements for at least the next twelve months and the foreseeable future.

Results of Operations

Revenue

Year to Date and Fourth Quarter 2012 vs 2011

Revenue for fiscal year 2012 was $155.4 million, a decrease of $13.8 million or 8% from the $169.2 million reported for fiscal year 2011.  Revenue at the Parent Company was $80.9 million for fiscal year 2012, a decrease of $18.6 million or 19% from the $99.5 million reported in the prior year due to reduced revenues from the commercial and international markets.  Revenues from the Parent Company’s commercial market were $33.5 million for fiscal year 2012, down $15.0 million from the $48.5 million reported in fiscal year 2011 attributable to decreased activity in the domestic energy market due to the completion of a significant project.  Revenues from the Parent Company’s international market decreased $3.7 million over the prior year mainly attributable to decreased activity in the Middle East.  This decrease was partially offset by increases in revenue at the Company’s majority owned subsidiaries E&E do Brasil and Gestion Ambiental Consultores (GAC). E&E do Brasil reported revenue of $15.7 million for fiscal year 2012, an increase of $4.0 million from the $11.7 million reported in fiscal year 2011 due to modifications received on contracts in the transmission and energy markets.  GAC reported revenue of $11.3 million for fiscal year 2012, an increase of $3.2 million from the $8.1 million reported in the prior year due to increased work in the mining market. Revenues for fiscal year 2012 included a favorable settlement of government contract rates covering the years 2002 through 2005 of approximately $.3 million.

E & E reported revenue of $36.9 million for the fourth quarter, a decrease of $7.3 million or 17% from the $44.2 million reported in the fourth quarter of fiscal year 2011.  Revenue at the Parent Company was $20.1 million, a decrease of $6.6 million or 25% from the $26.7 million reported in fiscal year 2011 due mainly to decreases in the Company’s domestic energy markets as a result of the completion of a significant project.  The Company’s majority owned subsidiary Walsh reported revenue of $7.8 million during the fourth quarter of fiscal year 2012, a decrease of $1.8 million from the $9.6 million reported in fiscal year 2011 due mainly to decreases in the domestic energy and state/local markets.  This decrease was partially offset by increases in revenue at the Company’s majority owned subsidiaries E&E do Brasil and GAC.  E&E do Brasil reported revenue of $4.4 million during the fourth quarter of fiscal year 2012, an increase of $1.4 million over fiscal year 2011 due to work in the transmission and energy markets.  GAC reported revenue of $3.4 million during the fourth quarter of fiscal year 2012, an increase of $1.0 million over fiscal year 2011 due to contracts in the mining market.

Year to Date and Fourth Quarter 2011 vs 2010

Revenue for fiscal year 2011 was $169.2 million, an increase of $25.1 million from the $144.1 million reported for fiscal year 2010 mainly attributable to increases at the Parent Company, ECSI and GAC.  Revenue at the Parent Company was $99.5 million for fiscal year 2011, an increase of $15.3 million or 18% from the $84.2 million reported in the prior year.  This increase was attributable to work performed on contracts in the Company’s commercial and international markets offset by decreases in work in the federal government and state markets.  Revenues from the Parent Company’s commercial market were $48.5 million for fiscal year 2011, up $16.5 million from the $32.0 million reported in fiscal year 2010 attributable to increased activity in the domestic energy market.  Revenues from the Parent Company’s international market increased $5.2 million over the prior year mainly attributable to increased activity in the Middle East and Africa. Revenues from the Parent Company’s federal government market were $26.6 million for fiscal year 2011, a decrease of $.6 million from the $27.2 million reported in the prior year mainly attributable to decreased activity in contracts with the United States Department of Defense (DOD). Revenues from the Parent Company’s state market were $14.7 million for fiscal year 2011, down $5.8 million from the $20.5 million reported in fiscal year 2010.  The decrease in state revenues was mainly attributable to decreased activity in Texas, Florida and California due to the state budgetary constraints.  The inclusion of ECSI, formed in August 2010, contributed revenue of $5.2 million for fiscal year 2011.  GAC, the Company’s Chilean subsidiary, reported revenue of $8.1 million during fiscal year 2011, an increase of $4.3 million or 113% from the $3.8 million reported in fiscal year 2010 due to increased work in mining and extractive industries. E & E do Brasil reported revenue of $11.7 million for fiscal year 2011, an increase of $1.2 million or 11% from the $10.5 million reported in the prior year.  The increase in revenue at E & E do Brasil was associated with increased work on contracts in the energy market.  The Company’s majority owned subsidiary Walsh Environmental reported revenues of $39.2 million for fiscal year 2011, a decrease of $2.9 million or 7% from the $42.1 million reported in fiscal year 2010 mainly attributable to the completion of work associated with a redevelopment project and a decrease in work in the energy market.

E & E reported revenue of $44.2 million for the fourth quarter, an increase of $3.5 million from the $40.7 million reported in the fourth quarter of the prior year.  Revenue at the Parent Company was $26.7 million during the fourth quarter of fiscal year 2011, an increase of $1.4 million attributable to work performed on contracts in the Company’s domestic energy market.  Revenues from the Parent Company’s commercial market were $13.3 million for the fourth quarter of fiscal year 2011, an increase of $1.4 million from the $11.9 million reported in the fourth quarter of fiscal year 2010 attributable to increased activity in the domestic energy market.   The inclusion of ECSI contributed revenue of $1.2 million for the fourth quarter of fiscal year 2011.  GAC reported revenue of $2.4 million during the fourth quarter of fiscal year 2011, an increase of $1.3 million or 118% from the $1.1 million reported in the prior year.

Income Before Income Taxes

Year to Date and Fourth Quarter 2012 vs 2011

The Company’s income before income taxes was $4.4 million for fiscal year 2012, a decrease of $8.4 million or 66% from the $12.8 million reported in fiscal year 2011.  Revenue less subcontract costs were $123.1 million, a decrease of $14.7 million or 11% from the $137.8 million reported in the prior year, mainly due to the decrease in revenue in the Parent Company’s commercial energy and international markets. Gross profits (revenue less cost of professional services, other direct operating expenses and subcontract costs) decreased $4.5 million during fiscal year 2012.  Indirect costs for fiscal year 2012 were $60.5 million, an increase of $2.7 million from $57.8 million reported in the prior year are mainly the result of lower staff utilization in the Parent Company and Walsh.  Indirect costs for fiscal year 2012 included a reduction of $.8 million due to the Parent Company’s decision to not award bonuses for fiscal year 2012 and a decrease in the Parent Company’s discretionary contribution to the defined contribution retirement plan. Foreign exchange losses increased $.7 million in fiscal year 2012 mainly due to fluctuations in the exchange rates on receivables carried in Kuwaiti Dinar translated to US dollars.

The Company’s income before income taxes was $.1 million for the fourth quarter of fiscal year 2012, a decrease of $2.9 million or 97% from the $3.0 million reported in the fourth quarter of fiscal year 2011.  Revenue less subcontract costs were $29.3 million, a decrease of $6.0 million from the $35.3 million reported in the fourth quarter of the prior year, mainly due to the decrease in revenue in the Parent Company’s domestic energy market.  Gross profits decreased $2.6 million during the fourth quarter of fiscal year 2012.  Indirect costs for the fourth quarter of fiscal year 2012 were $14.6 million, consistent with the fourth quarter of fiscal year 2011.  Indirect costs for the fourth quarter of fiscal year 2012 included a reduction of $.8 million due to the Parent Company’s decision to not award bonuses for fiscal year 2012 and a decrease in the Parent Company’s discretionary contribution to the defined contribution retirement plan. Foreign exchange losses increased $.3 million for the quarter mainly due to fluctuations in the exchange rates on receivables carried in Kuwaiti Dinar translated to US dollars.

Year to Date and Fourth Quarter 2011 vs 2010

The Company’s income before income taxes was $12.8 million for fiscal year 2011, an increase of $2.3 million from the $10.5 million reported in fiscal year 2010.  Revenue less subcontract costs were $137.8 million, an increase of $24.0 million or 21% from the $113.8 million reported in the prior year.  Gross profits increased $7.7 million during fiscal year 2011.  The gross margin percentage for fiscal year 2011 was 42%, down from the 44% reported for fiscal year 2010 due mainly to increased field work on large projects in the energy markets.   Income from operations for fiscal year 2011 was $12.4 million, up 25% from the $9.9 million reported in fiscal year 2010.  These increases were mainly attributable to the increased energy market work.  Indirect costs fell as a percent of revenue from 36% in fiscal year 2010 to 34% in fiscal year 2011.  The Company recorded a sale of land during the first quarter of fiscal year 2010 for a gain of $809,000 ($453,000 after tax) which positively impacted earnings by $.11 per share compared to a $290,000 ($94,000 after tax and noncontrolling interest) gain on the sale of the assets of the Jordanian Fish Farm (AMARACO) in current fiscal year which impacted earnings by $.02 per share.  The Company recognized a net foreign exchange gain of $.3 million for fiscal year 2011.

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

Income Taxes

The effective tax rate for the fiscal year ended July 31, 2012, is 30.9%, as compared to the tax rate of 36.3% reported for the fiscal year ended July 31, 2011.  The reduction in the effective tax rate is mainly a result of increased income in the corporate partnerships as well as increased income from foreign entities in countries with a lower effective tax rate than in the U.S, along with a decrease in income in the U.S. with a higher effective tax rate.  In addition, during the fiscal year ended July 31, 2012, an income tax benefit of $.3 million and $.1 million, was recognized as result of favorable Kuwait and state related tax settlements, net of federal benefit, respectively.

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

Recent Accounting Pronouncements

An accounting standard related to the presentation of other comprehensive income was issued to increase the prominence of items reported in other comprehensive income. The amended standard requires the components of net income and the components of other comprehensive income to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, and other disclosures. Among the new provisions of this standard was a requirement for entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented (for both interim and annual financial statements); however, a subsequent accounting standard update was issued, which indefinitely deferred the reclassification requirement. Further deliberations on this topic by the FASB are expected at a future date. Excluding the deferred reclassification requirement, the remaining portion of the standard was effective for us beginning with our first quarter of fiscal year 2012; however, we have historically presented the components of net income and the components of other comprehensive income in two separate, but consecutive, statements.

An accounting standard update regarding fair value measurement was issued to conform the definition of fair value and common requirements for measurement of and disclosure about fair value under U.S. GAAP and International Financial Reporting Standards. The amended standard also clarifies the application of existing fair value measurement requirements and expands the disclosure requirements for fair value measurements that are estimated using significant unobservable Level 3 inputs. The standard update was effective for us beginning with our first interim period of fiscal year 2012. The adoption of the standard did not have a material impact on our consolidated financial statements.

An accounting standard update related to new disclosures about balance sheet offsetting and related arrangements was issued. For derivatives and financial assets and liabilities, the amendments require the disclosure of gross asset and liability amounts, amounts offset on the balance sheet, and amounts subject to the offsetting requirements but not offset on the balance sheet. The standard update is effective for us beginning with our first interim period in fiscal year 2013. This standard does not amend the existing guidance on when it is appropriate to offset. As a result, we do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

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

On December 14, 2011, the Company increased its capital investment in its Brazilian subsidiary (Ecology and Environment do Brasil, LTDA.) by $1.5 million, which increased the Company’s ownership in the entity to 68%.  The Company also purchased an additional 4% of the entity from its president for approximately $180,000, which increased the Company’s ownership in the entity to 72%.  The Brazilian company has experienced increased revenue growth and the additional $1.5 million investment will be used for working capital needs in the country.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of  July 31, 2012 based on the criteria in

Internal Control—Integrated Framework issued by the COSO. Based upon this assessment, management has concluded that our internal control over financial reporting was effective as of July 31, 2012.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

By:	/s/Kevin S. Neumaier	By:	/s/H. John Mye III
	Kevin S. Neumaier Chief Executive Officer		H. John Mye III Chief Financial and Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Ecology and Environment, Inc.

We have audited the accompanying consolidated balance sheets of Ecology and Environment, Inc. and its subsidiaries (collectively, the Company) as of July 31, 2012 and 2011, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended July 31, 2012.  In addition, our audits included the financial statement schedule listed in the index at Item 15(a)(2).  The Company’s management is responsible for these financial statements and the financial statement schedule.  Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended July 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Schneider Downs & Co., Inc.

Pittsburgh, Pennsylvania
November 13, 2012

Ecology and Environment, Inc.
Consolidated Balance Sheets

Assets	July 31, 2012	July 31, 2011

Current assets:
Cash and cash equivalents	$10,467,770	$8,529,842
Investment securities, available for sale	1,404,582	1,491,459
Contract receivables, net	61,568,443	63,750,870
Deferred income taxes	4,799,724	4,949,368
Income tax receivable	2,502,431	-
Other current assets	1,802,843	2,254,415

Total current assets	82,545,793	80,975,954

Property, building and equipment, net of accumulated depreciation, $22,584,958 and $22,972,422, respectively	12,112,078	9,961,304
Deferred income taxes	860,499	1,300,181
Other assets	1,993,785	2,030,203

Total assets	$97,512,155	$94,267,642

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$11,492,602	$13,097,765
Line of credit	12,309,335	-
Accrued payroll costs	7,529,728	9,146,711
Income taxes payable	-	1,195,741
Current portion of long-term debt and capital lease obligations	488,460	1,689,920
Billings in excess of revenue	8,281,919	7,727,725
Other accrued liabilities	3,932,588	6,139,423

Total current liabilities	44,034,632	38,997,285

Income taxes payable	194,023	339,027
Deferred income taxes	423,324	525,106
Long-term debt and capital lease obligations	102,635	448,391
Commitments and contingencies (see note #17)	-	-

Shareholders' equity:
Preferred stock, par value $.01 per share; authorized - 2,000,000 shares; no shares issued	-	-
Class A common stock, par value $.01 per share; authorized - 6,000,000 shares; issued - 2,685,151 shares	26,851	26,851
Class B common stock, par value $.01 per share; authorized - 10,000,000 shares; issued - 1,708,574 shares	17,087	17,087
Capital in excess of par value	19,751,992	19,983,029
Retained earnings	29,534,783	30,797,763
Accumulated other comprehensive income	711,842	1,527,189
Treasury stock - Class A common, 84,730 and 125,923 shares; Class B common, 64,801 shares, at cost	(1,897,032)	(2,317,515)

Total Ecology and Environment, Inc. shareholders' equity	48,145,523	50,034,404
Noncontrolling interests	4,612,018	3,923,429

Total shareholders' equity	52,757,541	53,957,833

Total liabilities and shareholders' equity	$97,512,155	$94,267,642

The accompanying notes are an integral part of these consolidated financial statements.

Ecology and Environment, Inc.
Consolidated Statements of Income

	Year ended July 31, 2012	Year ended July 31, 2011	Year ended July 31, 2010

Revenue	$155,410,099	$169,172,860	$144,098,294

Cost of professional services and other direct operating expenses	55,632,281	65,914,987	49,623,816
Subcontract costs	32,315,179	31,325,937	30,292,117
Administrative and indirect operating expenses	44,917,631	42,534,303	38,166,067
Marketing and related costs	15,601,112	15,251,165	14,438,785
Depreciation and amortization	2,160,062	1,760,763	1,684,406

Income from operations	4,783,834	12,385,705	9,893,103
Interest expense	(364,305)	(355,766)	(222,558)
Interest income	174,743	85,771	107,211
Other income (expense)	206,813	64,524	(68,349)
Gain on sale of assets	-	290,526	809,200
Net foreign currency exchange gain (loss)	(403,419)	284,411	(59,718)

Income before income tax provision	4,397,666	12,755,171	10,458,889
Income tax provision	1,357,916	4,631,235	3,902,222

Net income	$3,039,750	$8,123,936	$6,556,667

Net income attributable to the noncontrolling interest	(2,266,171)	(1,163,673)	(2,299,060)

Net income attributable to Ecology and Environment, Inc.	$773,579	$6,960,263	$4,257,607

Net income per common share: basic and diluted	$0.18	$1.65	$1.02

Weighted average common shares outstanding: basic and diluted	4,233,883	4,222,688	4,160,816

The accompanying notes are an integral part of these consolidated financial statements.

Ecology and Environment, Inc
Consolidated Statements of Cash Flows

	Fiscal year ended July 31, 2012	Fiscal year ended July 31, 2011	Fiscal year ended July 31, 2010

Cash flows from operating activities:
Net income	$3,039,750	$8,123,936	$6,556,667
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization expense	2,160,062	1,760,763	1,684,406
Benefit for deferred income taxes	113,717	(910,413)	472,455
Share based compensation expense	731,583	541,175	485,945
Tax impact of share-based compensation	105,988	-	102,737
Gain on sale of assets	-	(290,526)	(809,200)
Provision for contract adjustments	1,810,557	2,943,470	637,846
Bad debt expense	514,411	450,000	-
(Increase) decrease in:
- contract receivables	(2,287,607)	(18,286,613)	(5,661,388)
- other current assets	314,587	(114,402)	233,414
- income tax receivable	(2,502,431)	-	802,926
- other non-current assets	31,973	42,082	(64,430)
Increase (decrease) in:
- accounts payable	(1,859,530)	822,701	(3,120,409)
- accrued payroll costs	(1,458,928)	1,545,961	149,316
- income taxes payable	(1,375,614)	(98,721)	1,066,930
- billings in excess of revenue	1,237,329	3,396,873	(121,749)
- other accrued liabilities	(936,135)	1,084,505	18,273

Net cash provided by (used in) operating activities	(360,288)	1,010,791	2,433,739

Cash flows provided by (used in) investing activities:
Acquistion of noncontrolling interest of subsidiaries	(908,892)	(637,745)	(1,000,000)
Purchase of Lowham Engineering LLC	-	-	(200,000)
Purchase of Engineering Consulting Services, Inc., net of cash equivalents of $309,487	-	(790,513)	-
Purchase of property, building and equipment	(4,443,962)	(2,476,059)	(1,992,724)
Change in accounts payable due to purchase of equipment	(283,071)	953,749	-
Proceeds from sale of property and equipment	-	322,807	959,200
Sale (purchase) of investment securities, net	102,527	(195,163)	(55,791)

Net cash used in investing activities	(5,533,398)	(2,822,924)	(2,289,315)

Cash flows provided by (used in) financing activities:
Dividends paid	(2,046,657)	(1,814,839)	(1,684,482)
Proceeds from debt	145,401	795,795	468,038
Repayment of debt and capital lease obligations	(974,644)	(945,320)	(778,035)
Net proceeds from line of credit	12,309,335	-	-
Distributions to noncontrolling interests	(1,123,896)	(847,749)	(845,106)
Proceeds from sale of subsidiary shares to noncontrolling interests	41,634	90,368	227,562
Purchase of treasury stock	(363,050)	(1,335,960)	-

Net cash provided by (used in) financing activities	7,988,123	(4,057,705)	(2,612,023)

Effect of exchange rate changes on cash and cash equivalents	(156,509)	52,486	49,908

Net increase (decrease) in cash and cash equivalents	1,937,928	(5,817,352)	(2,417,691)
Cash and cash equivalents at beginning of period	8,529,842	14,347,194	16,764,885

Cash and cash equivalents at end of period	$10,467,770	$8,529,842	$14,347,194

The accompanying notes are an integral part of these consolidated financial statements.

Ecology and Environment, Inc.
Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income

	Class A Common Stock Shares	Class A Common Stock Amount	Class B Common Stock Shares	Class B Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares	Treasury Stock Amount	Noncontrolling Interest	Comprehensive Income

Balance at July 31, 2009	2,677,651	$ 26,776	1,716,074	$ 17,162	$ 20,093,952	$ 23,290,768	$ 441,965	307,091	$ (2,819,138)	$ 5,273,455	$ 6,517,228

Net income	-	-	-	-	-	4,257,607	-	-	-	2,299,060	6,556,667
Foreign currency translation adjustment	-	-	-	-	-	-	423,493	-	-	(59,236)	291,546
Cash dividends paid ($.42 per share)	-	-	-	-	-	(1,747,572)	-	-	-	-	-
Unrealized investment gain, net	-	-	-	-	-	-	23,159	-	-	-	23,159
Conversion of common stock - B to A	7,421	74	(7,421)	(74)	-	-	-	-	-	-	-
Issuance of stock under stock award plan	-	-	-	-	(372,172)	-	-	(42,675)	372,172	-	-
Share-based compensation expense	-	-	-	-	485,945	-	-	-	-	-	-
Tax impact of share based compensation	-	-	-	-	102,737	-	-	-	-	-	-
Sale of subsidiary shares to noncontrolling interests	-	-	-	-	-	-	-	-	-	227,562	-
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	(845,106)	-
Purchase of additional noncontrolling interests	-	-	-	-	(254,181)	-	(72,711)	(66,667)	616,670	(2,526,094)	(72,711)
Other	-	-	-	-	2,919	-	-	3,513	(25,170)	-	-

Balance at July 31, 2010	2,685,072	$ 26,850	1,708,653	$ 17,088	$ 20,059,200	$ 25,800,803	$ 815,906	201,262	$ (1,855,466)	$ 4,369,641	$ 6,798,661

Net income	-	-	-	-	-	6,960,263	-	-	-	1,163,673	8,123,936
Foreign currency translation adjustment	-	-	-	-	-	-	686,380	-	-	12,119	698,499
Cash dividends paid ($.46 per share)	-	-	-	-	-	(1,963,303)	-	-	-	-	-
Unrealized investment gain, net	-	-	-	-	-	-	(11,189)	-	-	-	(11,189)
Conversion of common stock - B to A	79	1	(79)	(1)	-	-	-	-	-	-	-
Repurchase of Class A common stock	-	-	-	-	-	-	-	84,002	(1,335,960)	-	-
Issuance of stock under stock award plan	-	-	-	-	(482,061)	-	-	(55,041)	482,061	-	-
Share-based compensation expense	-	-	-	-	541,175	-	-	-	-	-	-
Sale of subsidiary shares to noncontrolling interests	-	-	-	-	-	-	-	-	-	90,368	-
Issuance of shares to noncontrolling interests	-	-	-	-	-	-	-	-	-	667,000	-
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	(847,749)	-
Purchase of additional noncontrolling interests	-	-	-	-	(135,285)	-	36,092	(39,895)	391,850	(1,531,623)	36,092
Stock award plan forfeitures	-	-	-	-	-	-	-	396	-	-	-

Balance at July 31, 2011	2,685,151	$ 26,851	1,708,574	$ 17,087	$ 19,983,029	$ 30,797,763	$ 1,527,189	190,724	$ (2,317,515)	$ 3,923,429	$ 8,847,338

Net income	-	-	-	-	-	773,579	-	-	-	2,266,171	3,039,750
Foreign currency translation adjustment	-	-	-	-	-	-	(871,476)	-	-	124,455	(747,021)
Cash dividends paid ($.48 per share)	-	-	-	-	-	(2,036,559)	-	-	-	-	-
Unrealized investment gain, net	-	-	-	-	-	-	17,597	-	-	-	17,597
Repurchase of Class A common stock	-	-	-	-	-	-	-	22,825	(363,050)	-	-
Issuance of stock under stock award plan	-	-	-	-	(716,662)	-	-	(62,099)	716,662	-	-
Share-based compensation expense	-	-	-	-	731,583	-	-	-	-	-	-
Tax impact of share based compensation	-	-	-	-	105,988	-	-	-	-	-	-
Sale of subsidiary shares to noncontrolling interests	-	-	-	-	-	-	-	-	-	41,634	-
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	(1,123,896)	-
Purchase of additional noncontrolling interests	-	-	-	-	(351,946)	-	38,532	(5,208)	66,871	(619,775)	38,532
Stock award plan forfeitures	-	-	-	-	-	-	-	3,289	-	-	-

Balance at July 31, 2012	2,685,151	$ 26,851	1,708,574	$ 17,087	$ 19,751,992	$ 29,534,783	$ 711,842	149,531	$ (1,897,032)	$ 4,612,018	$ 2,348,858

The accompanying notes are an integral part of these consolidated financial statements.

Ecology and Environment, Inc.
Notes to Consolidated Financial Statements

1.	Summary of Operations and Basis of Presentation

Ecology and Environment, Inc., (“E & E” or “Company”) is a global broad-based environmental consulting firm whose underlying philosophy is to provide professional services worldwide so that sustainable economic and human development may proceed with minimum negative impact on the environment. The Company’s staff is comprised of individuals representing 85 scientific, engineering, health, and social disciplines working together in multidisciplinary teams to provide innovative environmental solutions. The Company has completed more than 50,000 projects for a wide variety of clients in 122 countries, providing environmental solutions in nearly every ecosystem on the planet.  Revenues reflected in the Company's consolidated statements of income represent services rendered for which the Company maintains a primary contractual relationship with its customers. Included in revenues are certain services outside the Company's normal operations which the Company has elected to subcontract to other contractors.

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

Investment securities have been classified as available for sale and are stated at fair value. Unrealized gains or losses related to investment securities available for sale are reflected in accumulated other comprehensive income, net of applicable income taxes in the consolidated balance sheets and statements of changes in shareholders' equity. The cost basis of securities sold is based on the specific identification method. The Company had gross unrealized gains of approximately $42,000 and $24,000 at July 31, 2012 and  2011, respectively.

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

The Company’s financial assets or liabilities are measured using inputs from the three levels of the fair value hierarchy.  The asset’s or liability’s classification within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.  The Company has not elected a fair value option on any assets or liabilities.

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

The following table presents the level within the fair value hierarchy at which the Company’s financial assets are measured on a recurring basis.

Financial assets as of July 31, 2012:
	Level 1	Level 2	Level 3		Total
Assets
Investment securities available for sale	$1,353,365	$51,217	$	---	$1,404,582

Financial assets as of July 31, 2011:
	Level 1	Level 2	Level 3		Total
Assets
Investment securities available for sale	$1,438,286	$53,173	$	---	$1,491,459

The carrying amount of cash and cash equivalents at July 31, 2012 and 2011 were classified as level 1 and approximate fair value.  Long-term debt consists of bank loans and capitalized equipment leases. The demand loan payable consists of borrowings against the Company’s line of credit for working capital requirements.  Based on the Company's assessment of the current financial market and corresponding risks associated with the debt and line of credit borrowings, management believes that the carrying amount of the liabilities at July 31, 2012 and 2011 were classified as level 2 and approximates fair value.  There were no financial instruments classified as level 3.

The availability of observable market data is monitored to assess the appropriate classification of financial instruments within the fair value hierarchy.  Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another.  In such instances, the transfer is reported at the beginning of the reporting period.  The Company evaluated the significance of transfers between levels based upon the nature of the financial instrument.  For the fiscal years ended July 31, 2012 and 2011, there were no transfers in or out of levels 1, 2 or 3, respectively.

g.	Foreign currencies

The financial statements of foreign subsidiaries where the local currency is the functional currency are translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for results of operations. Translation adjustments are deferred in accumulated other comprehensive income.  Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.  The Company recorded foreign currency transaction gains/(losses) of approximately $(403,000), $284,000 and $(60,000) for the fiscal years ended July 31, 2012, 2011 and 2010, respectively.

The financial statements of foreign subsidiaries located in highly inflationary economies are remeasured as if the functional currency were the U.S. dollar. The remeasurement of local currencies into U.S. dollars creates transaction adjustments which are included in net income. There were no highly inflationary economy translation adjustments for fiscal years 2010- 2012.

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

Income tax expense includes U.S. and international income taxes, determined using the applicable statutory rates.  A deferred tax liability is recognized for all taxable temporary differences, and a deferred tax asset is recognized for all deductible temporary differences and net operating loss carryforwards.

The Company has significant deferred tax assets, resulting principally from contract reserves and accrued expenses.  The Company periodically evaluates the likelihood of realization of deferred tax assets, and provides for a valuation allowance when necessary.

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

i.	Defined contribution plans

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

j.	Stock based compensation

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

k.	Earnings per share (EPS)

Basic and diluted EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.  The Company allocates undistributed earnings between the classes on a one-to-one basis when computing earnings per share.  As a result, basic and fully diluted earnings per Class A and Class B shares are equal amounts.  See Note 11 and 15 to Consolidated Financial Statements for additional information.

l.	Comprehensive Income

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

n.	Goodwill

The total goodwill of approximately $1.2 million is subject to an annual assessment for impairment.  The Company’s most recent annual impairment assessment for goodwill was completed during the fourth quarter of fiscal year 2012. The results of this assessment showed that the fair values of the reporting units, using a discounted cash flow method, to which goodwill is assigned was in excess of the book values of the respective reporting units, resulting in the identification of no goodwill impairment. Goodwill is also assessed for impairment between annual assessments whenever events or circumstances make it more likely than not that an impairment may have occurred. The Company identified no events or changes in circumstances during the year that necessitated an evaluation for an impairment of goodwill.

3.	Cash and Cash Equivalents

The Company's policy is to invest cash in excess of operating requirements in income-producing short-term investments. At July 31, 2012 and 2011, short-term investments consist of money market funds. Short-term investments amounted to approximately $2.2 million and $2.0 million at July 31, 2012 and 2011, respectively and are reflected in cash and cash equivalents in the accompanying consolidated balance sheets and statements of cash flows.

4.	Contract Receivables, net

	July 31,
	2012	2011

Billed	$42,977,016	$42,636,632
Unbilled	28,829,818	27,869,325
	71,806,834	70,505,957

Allowance for doubtful accounts and contract adjustments	(10,238,391)	(6,755,087)

	$61,568,443	$63,750,870

Unbilled receivables result from revenues which have been earned, but are not billed as of period-end.  The above unbilled balances are comprised of incurred costs plus fees not yet processed and billed; and differences between year-to-date provisional billings and year-to-date actual contract costs incurred.  Management anticipates that the July 31, 2012 unbilled receivables will be substantially billed and collected within one year.  Within the above billed balances are contractual retainages in the amount of approximately $248,000 and $222,000 at July 31, 2012 and 2011. Management anticipates that the July 31, 2012 retainage balance will be substantially collected within one year.  Included in the balance of receivables are receivables due under the contracts with organizations in Kuwait of $14.5 million and $12.4 million at July 31, 2012 and 2011, respectively.  Of the outstanding balances due from Kuwait, approximately $1.9 million and $1.8 million were included in billings in excess of revenue as of July 31, 2012 and 2011, respectively.  Additionally, approximately $3.8 million and $3.5 million of allowance for doubtful accounts has been recognized at July 31, 2012 and 2011, respectively.

5.	Property, Building and Equipment, net

	July 31,
	2012	2011

Land and land improvements	$393,051	$393,051
Buildings and building improvements	12,231,788	12,149,915
Equipment	3,214,319	3,786,584
Information technology equipment	12,591,421	9,576,535
Office furniture and equipment	3,898,444	3,835,900
Leasehold improvements and other	2,363,250	2,237,992

	$34,692,273	$31,979,977

Accumulated depreciation and amortization	(22,584,958)	(22,972,422)

	12,107,315	9,007,555

Construction in progress	4,763	953,749

	$12,112,078	$9,961,304

6.         Line of Credit

The Company maintains an unsecured line of credit available for working capital and letters of credit of $34 million at interest rates ranging from 2.5% to 5% at July 31, 2012.  The Company guarantees the line of credit of Walsh Environmental Scientists and Engineers, LLC (Walsh).  Its lenders have reaffirmed the Company’s lines of credit within the past twelve months.  At July 31, 2012 and 2011, the Company had letters of credit and loans outstanding totaling approximately $14.9 million and $4.1 million, respectively.   After letters of credit and loans, there was $19.1 million of availability under the lines of credit at July 31, 2012.

7.	Debt and Capital Lease Obligations

Debt, inclusive of capital lease obligations, consists of the following:

	July 31, 2012	July 31, 2011

Various bank loans and advances at subsidiaries with interest rates ranging from 5% to 14%	$372,744	$1,907,369
Capital lease obligations at subsidiaries with varying interest rates averaging 11%	218,351	230,942
	591,095	2,138,311

Current portion of debt and capital lease obligations	(488,460)	(1,689,920)

Long-term debt and capital lease obligations	$102,635	$448,391

The aggregate maturities of long-term debt and capital lease obligations at July 31, 2012 are as follows:

Amount

Fiscal Year 2013	$488,460
Fiscal Year 2014	87,693
Fiscal Year 2015	14,942
Fiscal Year 2016	---
Fiscal Year 2017	---
Thereafter	---

$591,095

8.	Income Taxes

Income (loss) from continuing operations before provision (benefit) for income taxes and noncontrolling interest was as follows:

	2012	2011	2010

Domestic	$(993,959)	$7,212,154	$3,216,835
Foreign	5,391,625	5,543,017	7,242,054
	4,397,666	12,755,171	10,458,889

The provision (benefit) for income taxes for the years ended July 31 was as follows:

	2012	2011	2010
Current:
Federal	$(175,203)	$3,014,130	$1,381,857
State	(232,800)	786,651	411,636
Foreign	1,652,202	1,740868	1,636,274

	1,244,199	5,541,649	3,429,767

Deferred:
Federal	509,161	(409,268)	262,326
State	(35,273)	(91,656)	77,151
Foreign	(360,171)	(409,489)	132,978
	113,717	(910,413)	472,455

	$1,357,916	$4,631,236	$3,902,222

A reconciliation of income tax expense (benefit) using the statutory U.S. income tax rate compared with actual income tax expense (benefit) for the years ended July 31 was as follows:

	2012	2011	2010

U.S. federal statutory income tax rate	34.0%	34.0%	34.0%
Income from "pass-through" entities taxable to noncontrolling partners	(5.8%)	(2.3%)	(1.3%)
International rate differences	(7.5%)	(2.1%)	(2.4%)
Other foreign taxes, net of federal benefit	4.8%	0.9%	1.7%
Foreign dividend income	7.5%	3.3%	1.9%
Domestic manufacturing deduction	---	(1.8%)	(0.3%)
State taxes, net of federal benefit	0.3%	3.4%	3.5%
Re-evaluation and settlements of tax contingencies	(4.1%)	---	(0.9%)
Other permanent differences	1.7%	0.9%	1.1%

Total	30.9%	36.3%	37.3%

The significant components of deferred tax assets (liabilities) as of July 31 are as follows:

	2012				2011
	Current		Noncurrent		Current		Noncurrent

Contract and other reserves		$4,004,631	$	---		$3,561,551	$	---
Fixed assets and intangibles		---		(579,932)		---		159,452
Accrued compensation and expenses		1,267,004		531,386		1,537,003		381,767
Net operating loss carryforwards		---		555,437		---		282,885
Foreign and state income taxes		---		65,274		---		117,122
Federal benefit on state deferred taxes		(192,927)		(41,259)		(188,199)		(33,383)
Foreign tax credit		---		295,674		---		346,469
Valuation Allowance		(258,831)		(61,406)		(267,371)		(79,098)
Other		(20,153)		95,325		306,384		124,967
Net deferred tax assets		$4,799,724		$860,499		$4,949,368		$1,300,181

Other	$	---		$(423,324)	$	---		$(525,106)
Net deferred tax liabilities	$	---		$(423,324)	$	---		$(525,106)

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

For fiscal years 2012 and 2011, there was no one item that significantly impacted the change in the deferred tax assets and liabilities. A valuation allowance of approximately $320,000 has been established primarily on excess foreign tax credit carryforwards, the utilization of which is dependent on future foreign source income.

The Company has not recorded income taxes applicable to undistributed earnings of all foreign subsidiaries that are indefinitely reinvested in those operations. At July 31, 2012, these amounts totaling approximately $6.6 million related primarily to operations in Saudi Arabia, Chile, Peru and Ecuador.

The Company files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. In fiscal year 2010, the Internal Revenue Service (IRS) completed the audit for fiscal year 2008 with no proposed changes. In fiscal year 2011, the IRS completed the audit for fiscal year 2009 with no proposed changes. In

October 2012, the IRS completed an examination of the fiscal year 2010 income tax return, which was settled without material adjustment.  The Company’s tax matters for the fiscal years 2011 and 2012 remain subject to examination by the IRS. In fiscal year 2012, the Company was audited by New York State for fiscal years 2008 through 2010 and this examination has been completed with no changes.  The Company’s tax matters in other material jurisdictions remain subject to examination by the respective state, local, and foreign tax jurisdiction authorities. No waivers have been executed that would extend the period subject to examination beyond the period prescribed by statute.

For the year ended July 31, 2012, the Company has generated approximately $0.2 million of net operating losses in the U.S.  These net operating losses will be carried back to an earlier year and be fully utilized.  Net operating losses still exist pertaining to operations in Brazil, Canada and China.

At July 31, 2012 and 2011, the Company had approximately $131,000 and $531,000, respectively, of gross unrecognized tax benefits (UTPs) that if realized, would favorably affect the effective income tax rate in future periods. It is reasonably possible that the liability associated with UTPs will increase or decrease within the next twelve months. At this time, an estimate of the range of the reasonably possible outcomes cannot be made. At July 31, 2012 and 2011, the liability for UTPs and associated interest and penalties are all classified as noncurrent liabilities.  For fiscal year ended July 31, 2012 and 2011, E & E recognized interest and penalties expense of approximately $68,000 and $44,000, respectively.  At July 31, 2012, the Company has accrued $86,000 for interest and penalties on remaining uncertain tax positions.

A reconciliation of the beginning and ending amount of UTPs as of July 31 is as follows:

	2012	2011

Beginning balance	$530,500	$240,900
Additions for tax positions during the current year	---	280,700
Additions for tax positions of prior years	23,100	40,300
Reductions for tax positions of prior years for:
- Changes in judgment	---	---
- Settlements during the period	(422,300)	(31,400)
- Changes in non-controlling interests	---	---
- Lapses of the applicable statute of limitations	---	---

Ending balance	$131,300	$530,500

9.       Other Accrued Liabilities

	July 31,
	2012	2011

General cost disallowances	$2,724,474	$3,882,810
Other	1,208,114	2,256,613

	$3,932,588	$6,139,423

Included in other accrued liabilities is an allowance for contract adjustments relating to potential cost disallowances on amounts billed and collected in current and prior years' projects.  The allowance for contract adjustments is recorded for contract disputes and government audits when the amounts are estimatable.

10.	Stock Award Plan

Ecology and Environment, Inc. has adopted a 1998 Stock Award Plan effective March 16, 1998 (1998 Plan).  To supplement the 1998 Plan, a 2003 Stock Award Plan (2003 Plan) was approved by the shareholders at the Annual Meeting held in January 2004 and a 2007 Stock Award Plan (2007 Plan) was approved by the shareholders at the Annual Meeting held in January of 2008 (the 1998 Plan, 2003 Plan and the 2007 Plan collectively referred to as the Award Plan).  The 2003 Plan was approved retroactive to October 16, 2003 and terminated on October 15, 2008 and the 2007 Plan was approved retroactive to October 18, 2007 and terminated on October 17, 2012.

The Company awarded 62,099 shares valued at approximately $.9 million in October 2011 pursuant to the Award Plan. These awards issued have a three year vesting period. The "pool" of excess tax benefits accumulated in Capital in Excess of Par Value was $330,000 and $225,000 at July 31, 2012 and 2011, respectively.   Total gross compensation expense is recognized over the vesting period. Unrecognized compensation expense was approximately $.8 million and $.7 million at July 31, 2012 and 2011, respectively.

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

The Company declared cash dividends of approximately $2.0 million in fiscal years 2012 and 2011.  Within accounts payable, the Company recorded outstanding dividend payables at July 31, 2012 and 2011 of approximately $1.0 million, respectively.

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

On January 4, 2012, the Company purchased an additional 1.3% of Walsh from noncontrolling shareholders for approximately $254,000.  Two thirds of the purchase price was paid in cash while the remaining one third was paid for with E&E stock.   On December 14, 2011, the Company purchased an additional 4.0% of E&E do Brasil from noncontrolling shareholders for approximately $180,000.  The entire purchase price was paid in cash.  On November 18, 2011, the Company purchased an additional 3.9% of Walsh Peru from noncontrolling shareholders for approximately $432,000.  The entire purchase price was paid in cash.  There were three additional purchases of noncontrolling interest in fiscal year 2012 for which the Company paid cash of approximately $128,000.

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

Most transactions with noncontrolling shareholders for the fiscal year ended July 31, 2012 and 2011 were made at book value, which management believes approximates fair value.  The purchase of the Walsh Peru and E&E do Brasil shares, were at a calculated value in excess of book value which management believes approximated the fair value.

Effects of changes in E & E’s ownership interest in its subsidiaries on E&E’s equity:

	Fiscal year ended July 31, 2012		Fiscal year ended July 31, 2011		Fiscal year ended July 31, 2010
Transfers to noncontrolling interest:
Sale of 160 Walsh common shares	$	---	$	---	$40,850
Sale of 196 Walsh common shares		---		---	50,040
Sale of 200 Lowham – Walsh common shares		---		---	52,222
Sale of 15,000 Walsh Peru common shares		---		---	84,450
Sale of 900 Gustavson common shares		---		62,451	---
Issuance of 667 ECSI common shares		---		667,000	---
Sale of 75 Lowham – Walsh common shares		---		27,917	---
Sale of 600 Gustavson common shares		41,634		---	---
Total transfers to noncontrolling interest		41,634		757,368	227,562

Transfers from noncontrolling interest:
Purchase of 182 Walsh common shares		---		---	(59,486)
Purchase of 7,343 Walsh common shares		---		---	(2,289,778)
Purchase of 11,000 Walsh Peru common shares		---		---	(126,830)
Purchase of 50 Gestion Ambiental Consultores common shares		---		---	(50,000)
Purchase of 20 Walsh common shares		---		(7,776)	---
Purchase of 496 Walsh common shares		---		(208,156)	---
Purchase of 2,205 Walsh common shares		---		(974,750)	---
Purchase of 243 Walsh common shares		---		(101,905)	---
Purchase of 426 Walsh common shares		---		(197,945)	---
Purchase of 100 Walsh common shares		---		(41,091)	---
Purchase of 152 Walsh common shares		(73,748)		---	---
Purchase of 496 Walsh common shares		(269,064)		---	---
Purchase of 5,389 Brazil common shares		77,539		---	---
Purchase of 26,482 Walsh Peru common shares		(213,917)		---	---
Purchase of 166 Walsh common shares		(94,601)		---	---
Purchase of 25 Gestion Ambiental Consultores common shares		(7,452)		---	---
Total transfers from noncontrolling interest		(581,243)		(1,531,623)	(2,526,094)

Transfers to (from) noncontrolling interest		$(539,609)		$(774,255)	$(2,298,532)

12.	Shareholders' Equity - Restrictive Agreement

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

At July 31, 2012, future minimum rental commitments are as follows:

Fiscal Year	Amount

2013	$3,114,799
2014	2,325,349
2015	1,460,362
2016	1,027,248
2017	854,542
Thereafter	1,066,545

Lease agreements may contain step rent provisions and/or free rent concessions.   Lease payments based on a price index have rent expense recognized on a straight line or substantially equivalent basis, and they are included in the calculation of minimum lease payments. Gross rental expense under the above lease commitments for 2012, 2011, and 2010 was approximately $4.2 million, $3.6 million and $3.2 million, respectively.

14.	Defined Contribution Plans

Contributions to the Parent Company’s defined contribution plan and supplemental retirement plan are discretionary and determined annually by the Board of Directors. Walsh’s defined contribution plan provides for mandatory employer contributions to match 100% of employee contributions up to 4% of each participant’s compensation.  The total expense under the plans for fiscal years 2012, 2011, and 2010 was approximately $1.8 million, $2.2 million, and $2.0 million, respectively.

15.	Earnings Per Share

The computation of basic earnings per share reconciled to diluted earnings per share follows:

	Fiscal Year
	2012	2011	2010

Total income available to common stockholders	$773,579	$6,960,263	$4,257,607
Dividend paid	2,036,559	1,963,303	1,747,572
Undistributed earnings	(1,262,980)	4,996,960	2,510,035

Weighted-average common shares outstanding: basic and diluted	4,233,883	4,222,688	4,160,816

Distributed earnings per share	$.48	$.46	$.42
Undistributed earnings per share	(.30)	1.19	.60
Total earnings per share	$.18	$1.65	$1.02

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

16.          Segment Reporting

Segment information for fiscal year ended July 31, 2012 are as follows:

Geographic information:

	Revenue (1)	Gross Long-Lived Assets

United States	$98,558,000	$29,506,000
Foreign countries	56,852,000	5,191,000

(1)  Revenue is attributed to countries based on the location of the customers.  Revenues in the most significant foreign countries for fiscal year ended July 31, 2012 includes $17.2 million in Peru, $15.7 million in Brazil and $11.3 million in Chile.

Segment information for fiscal year ended July 31, 2011 are as follows:

Geographic information:

	Revenue	Gross Long-Lived Assets

United States	$115,041,000	$27,872,000
Foreign countries	54,132,000	5,062,000

(1)  Revenue is attributed to countries based on the location of the customers.  Revenues in the most significant foreign countries for fiscal year ended July 31, 2011 includes $15.9 million in Peru, $11.8 million in Brazil, $9.1 million in Kuwait, $8.3 million in Chile and $4.4 million in Morocco.

Segment information for fiscal year ended July 31, 2010 are as follows:

Geographic information:

	Revenue	Gross Long- Lived Assets

United States	$101,105,000	$25,991,000
Foreign countries	42,993,000	3,714,000

(1)  Revenue is attributed to countries based on the location of the customers.  Revenues in the most significant foreign countries for fiscal year ended July 31, 2010 includes $19.2 million in Peru, $10.5 million in Brazil, $5.4 million in Kuwait, and $3.8 million in Chile.

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

On September 21, 2012 the Colorado Department of Public Health and Environment (the “Department”) issued a proposed Compliance Order on Consent (the “Consent Order”) to the City and County of Denver (“Denver”) and to Walsh Environmental Scientists & Engineers LLC (“Walsh Environmental”).  Walsh Environmental is a majority-owned subsidiary of Ecology and Environment, Inc.  The proposed Consent Order concerns construction improvement activities of certain property owned by Denver which was the subject of asbestos remediation.  Denver had entered into a contract with Walsh Environmental for Walsh Environmental to provide certain environmental consulting services (asbestos monitoring services) in connection with the asbestos containment and/or removal performed by other contractors at Denver’s real property.  The Consent Order, among other provisions, proposes a violation penalty of $216,000, jointly and severally to be paid by Denver and Walsh Environmental.  Under Walsh’s Environmental consulting contract with Denver, Walsh Environmental has agreed to indemnify Denver for certain liabilities which would include the imposition of this proposed penalty.  Walsh Environmental has put its professional liability carrier on notice of this claimed penalty.  At this time, neither Walsh nor Denver have filed a response to the September 21, 2012 draft Consent Order.  It is the position of Walsh Environmental that it has fully complied with all applicable Colorado laws, regulations and statutes in connection with its role as an environmental consultant to Denver and the claimed violations are not applicable to the activities of Walsh in connection with its environmental consulting contract with Denver.  The Company believes that this administrative proceeding involving Walsh Environmental will not have an adverse material effect upon the operations of the Company.

On February 4, 2011 the Chico Mendes Institute of Biodiversity Conservation of Brazil (the “Institute”) issued a Notice of Infraction to Ecology and Environment do Brasil LTDA (“E & E Brasil”).  E & E Brasil is a majority-owned subsidiary of Ecology and Environment, Inc.  The Notice of Infraction concerns the taking and collecting species of wild animal specimens without authorization by the competent authority and imposes a fine of 520,000 Reais, which has a value of approximately $255,000 at July 31, 2012.  No claim has been made against Ecology and Environment, Inc.  The Institute has also filed Notices of Infraction against four employees of E & E Brasil alleging the same claims and has imposed fines against those individuals that, in the aggregate, are equal to the fine imposed against E & E  Brasil.  E & E Brasil has filed administrative responses with the Institute for itself and its employees that: (a) denies the jurisdiction of the Institute, (b) states that the Notice of Infraction is constitutionally vague and (c) affirmatively stated that E & E Brasil had obtained the necessary permits for the surveys and collections of specimens under applicable Brazilian regulations and that the protected conservation area is not clearly marked to show its boundaries.  At this time, E & E Brasil has attended one meeting where depositions were taken. The Company believes that these administrative proceedings in Brazil will not have an adverse material effect upon the operations of the Company.

18.	Supplemental Cash Flow Information Disclosure

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  Cash paid for interest amounted to approximately $395,000, $343,000 and $224,000 for the fiscal years ended July 31, 2012, 2011 and 2010, respectively.  Cash paid for income taxes amounted to approximately $6.5 million, $5.6 million and $1.5 million for the fiscal years ended July 31, 2012, 2011 and 2010, respectively.  Of the $2.0 million in dividends paid by the Company in the fiscal year ended July 31, 2012, approximately $1.0 million was accrued in accounts payable as of July 31, 2011.  Of the $1.8 million in dividends paid by the Company in the fiscal year ended July 31, 2011, approximately $.9 million was included in accounts payable as of July 31, 2010. In July 2012, the Company declared a dividend of $1.0 million which was accrued in accounts payable.  On December 14, 2011, the Company increased its capital investment in its Brazilian subsidiary (Ecology and Environment do Brasil, LTDA.) by $1.5 million, which increased the Company’s ownership in the entity to 68%.  The Company also purchased an additional 4% of the entity from its president for approximately $180,000, which increased the Company’s ownership in the entity to 72%.  The Brazilian company has experienced increased revenue growth and the additional investment of $1.5 million will be used for working capital needs in the country.

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

On December 14, 2011, the Company increased its capital investment in its Brazilian subsidiary (Ecology and Environment do Brasil, LTDA.) by $1.5 million USD, which increased the Company’s ownership in the entity to 68%.  The Company also purchased an additional 4% of the entity from its president for approximately $180,000 USD, which increased the Company’s ownership in the entity to 72%.  The Brazilian company has experienced increased revenue growth and the $1.5 million investment will be used for working capital needs in the country.

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

20.	Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) have issued common disclosure requirements related to offsetting arrangements. Specifically, the FASB issued Accounting Standards Update (ASU) No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.  The amendments in this ASU require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented.  The Company has not yet assessed the impact that these provisions will have on its consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05 Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 increases the prominence of other comprehensive income in financial statements. Under ASU 2011-05, companies will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. ASU 2011-05 eliminates the option to present other comprehensive income in the statement of changes in equity and is applied retrospectively. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-05 to have a significant impact on its consolidated financial statements.

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

21.	Selected Quarterly Financial Data (unaudited)
(In thousands, except per share information)

2012	First	Second	Third	Fourth

Revenues	$42,312	$40,173	$36,011	$36,914
Income from operations	2,040	1,867	574	303
Income from continuing operations before income taxes	2,084	1,685	503	126

Net income	$1,160	$503	$56	$(945)

Net income per common share: basic and diluted	$.28	$.12	$.01	$(.23)

2011	First	Second	Third	Fourth

Revenues	$42,026	$41,866	$41,120	$44,161
Income from operations	4,008	3,204	2,199	2,975
Income from continuing operations before income taxes	3,941	3,238	2,587	2,989

Net income	$1,859	$1,758	$1,429	$1,914

Net income per common share: basic and diluted	$.44	$.42	$.34	$.45

ECOLOGY AND ENVIRONMENT, INC.
SCHEDULE II
Valuation and Qualifying Accounts
Years Ended July 31, 2012, 2011, and 2010

	Balance at beginning of period	Increase	Decrease	Balance at end of year

July 31, 2012
Allowance for doubtful accounts and contract adjustments	$6,755,087	$5,080,894	$1,597,590	$10,238,391
General cost disallowances	3,882,810	---	1,158,336	2,724,474
Total	$10,637,897	$5,080,894	$2,755,926	$12,962,865

July 31, 2011
Allowance for doubtful accounts and contract adjustments	$3,373,673	$6,042,070	$2,660,656	$6,755,087
General cost disallowances	3,483,876	899,875	500,941	3,882,810
Total	$6,857,549	$6,941,945	$3,161,597	$10,637,897

July 31, 2010
Allowance for doubtful accounts and contract adjustments	$2,520,338	$1,463,072	$609,737	$3,373,673
General cost disallowances	3,417,828	66,048	---	3,483,876
Total	$5,938,166	$1,529,120	$609,737	$6,857,549

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosures

None to report.

Item 9A.	Controls and Procedures

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

Internal Controls

During the fiscal year, we implemented an Enterprise Resource Planning (ERP) system that resulted in a material change in internal controls over financial reporting.  This new system, went online January 1, 2012, and will support our global accounting operations consisting of planning, accounting and management reporting modules.  We believe the implementation was necessary to support increased volumes and transaction complexities related to the growth of our business, particularly with our domestic and international subsidiaries, as well as to reduce the number of manual processes.  The new system, which required minimal customizations by the Company, was purchased from a leading internationally respected software provider of enterprise software solutions.  The Company engaged a leading business and technology consulting firm to implement the new system.  The implementation of the system included a three phased approach where business process walk-throughs were performed in order to test processes and transactions and to train users.  Post-implementation reviews were conducted by management to ensure that internal controls surrounding the system implementation process, the applications, and the closing process were properly designed to prevent material financial statement errors.  In addition to our recurring account reconciliations and reviews as part of our normal close process, we also performed incremental substantive procedures during the year, including analytical assessments to validate the accuracy of key financial balances and amounts and review of key reports used in the financial reporting close process.

Other than the changes related to this new system, no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of July 31, 2012 based on the criteria in Internal Control—Integrated Framework issued by the COSO.  Based upon this assessment, management has concluded that our internal control over financial reporting was effective as of July 31, 2012.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

Item 9B.    Other Information

None to report.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The following table sets forth the names, ages and positions of the Directors and executive officers of the Company.

Name	Age	Position

Kevin S. Neumaier	48	President and Chief Executive Officer

Gerhard J. Neumaier	75	Chairman of the Board and Director

Frank B. Silvestro	75	Executive Vice President and Director

Gerald A. Strobel	72	Executive Vice President of Technical Services and Director

Ronald L. Frank	74	Executive Vice President, Secretary, and Director

H. John Mye III	60	Vice President, Chief Financial and Accounting Officer, and Treasurer

Gerard A. Gallagher, Jr.	81	Director

Laurence M. Brickman	68	Senior Vice President

Michael C. Gross	52	Director

Ross M. Cellino	80	Director

Timothy Butler	71	Director

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

Based solely on a review of the copies of such forms furnished to the Company and written representations from the Company’s Executive Officers and Directors, the Company believes that during the fiscal year ending July 31, 2012 all Section 16(a) filing requirements applicable to its Executive Officers, Directors and greater than ten percent (10%) beneficial owners were complied with by such persons.

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

There is shown below information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended July 31, 2012, 2012 and 2010 of those persons who were at July 31, 2012 the chief executive officer, and the two other most highly compensated executive officers with annual salary and bonus for the fiscal year ended July 31, 2012 in excess of $100,000. In this report, the four persons named in the table below are referred to as the "Named Executives."

SUMMARY COMPENSATON TABLE
		Annual Compensation			Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary	Bonus (1)	Other	Stock Incentive Options (Shares)	Restricted Stock Awards (3)	Long-Term Compensation Payouts	All Other (2)	Total

Kevin S. Neumaier	2012	$237,338	---	-0-	-0-	-0-	-0-	$10,130	$247,468
President and CEO	2011	$206,846	$100,000	-0-	-0-	$12,648	-0-	$12,614	$332,108
	2010	$200,000	$55,000	-0-	-0-	$18,990	-0-	$12,628	$286,618

Gerhard J. Neumaier	2012	$377,878	---	-0-	-0-	-0-	-0-	$10,396	$388,274
Chairman of the Board	2011	$367,122	$111,000	-0-	-0-	-0-	-0-	$12,845	$490,967
	2010	$357,315	$60,000	-0-	-0-	-0-	-0-	$12,919	$430,234

Frank B. Silvestro	2012	$346,528	---	-0-	-0-	-0-	-0-	$10,132	$356,660
Executive Vice President and Director	2011	$336,725	$111,000	-0-	-0-	-0-	-0-	$12,581	$460,306
	2010	$327,787	$60,000	-0-	-0-	-0-	-0-	$12,601	$400,388

Gerald A. Strobel	2012	$346,528	---	-0-	-0-	-0-	-0-	$10,396	$356,924
Executive Vice President of Technical Services	2011	$336,725	$111,000	-0-	-0-	-0-	-0-	$12,845	$460,570
and Director	2010	$327,787	$60,000	-0-	-0-	-0-	-0-	$12,919	$400,706

(1)	Amounts earned for bonus compensation determined by the Board of Directors.
(2)	Represents group term life insurance premiums, contributions made by the Company to its Defined Contribution Plan accruals on behalf of each of the Named Executives.
(3)	As of July 31, 2012, there were no outstanding shares of the Company's Class A Common Stock which was restricted stock issued pursuant to the Company's Stock Award Plan issued to Kevin S. Neumaier.

 Director Compensation

The following table shows the cash amounts earned by each non-employee director for his services in fiscal year 2012.

Name	Board Member Fees	Board Meeting Fees	Other (1)	Total Amount Paid

Michael C. Gross	$35,545	$-0-	$-0-	$35,545
Gerard A. Gallagher, Jr.	$35,545	$-0-	$34,755	$70,300
Ross M. Cellino	$35,545	$-0-	$-0-	$35,545
Timothy Butler	$35,545	$-0-	$-0-	$35,545

(1)	Other is the value paid under a consulting fee arrangement.

During fiscal year 2012, each non-employee director was compensated with a director fee in an annual rate of $35,545.  The Directors fees were paid quarterly.  Other than the directors fee the directors received no other compensation from the Company as director or as serving as members or the chairman of any committee of the Board of Directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The following table sets forth, as of September 30, 2012, the number of outstanding shares of Class A Common Stock and Class B Common Stock of the Company beneficially owned by each person known by the Company to be the beneficial owner of more than 5 percent of the then outstanding shares of Common Stock:

	Class A Common Stock		Class B Common Stock
Name and Address (1)	Nature and Amount of Beneficial Ownership (2) (3)	Percent of Class as Adjusted (3)	Nature and Amount of Beneficial Ownership (2) (3)	Percent Of Class

Gerhard J. Neumaier*	413,458	13.9%	375,518	22.8%
Frank B. Silvestro*	292,052	10.1%	292,052	17.8%
Ronald L. Frank*	201,921	7.2%	187,234	11.4%
Gerald A. Strobel*	219,604	7.8%	219,604	13.4%
Kevin S. Neumaier*	126,632	4.7%	114,878	7.0%
Kirsten Shelly	115,560	4.3%	115,558	7.0%
Wedbush, Inc. (4)	210,631	8.1%	---	---
Franklin Resources, Inc. (5)	144,000	5.5%	---	---
Dimensional Fund Advisors LP (6)	137,889	5.3%	---	---

*See Footnotes in next table.

1)
The address for Gerhard J. Neumaier, Frank B. Silvestro, Ronald L. Frank, Gerald A. Strobel, Kevin S. Neumaier and Kirsten Shelly is c/o Ecology and Environment, Inc., 368 Pleasant View Drive, Lancaster, New York 14086, unless otherwise indicated.  The address for Wedbush, Inc. is 1000 Wiltshire Blvd., Los Angeles, CA 90017-2459 and the address for Edward W. Wedbush and Wedbush Morgan Securities is P.O. Box 30014, Los Angeles, CA 90030-0014. The address for Franklin Resources, Inc. is One Franklin Parkway, San Mateo, CA 94403-1906.  The address for Dimensional Fund Advisors LP is Palisades West, Building One, 6300 Bee Cave Road, Austin, Texas 78746.

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

3)
There are 2,600,144 shares of Class A Common Stock issued and outstanding and 1,643,773 shares of Class B Common Stock issued and outstanding as of September 30, 2012.  The figures in the "as adjusted" columns are based upon these totals and except as set forth in the preceding sentence, upon the assumptions described in footnote 2 above.

4)	Includes shares owned by subsidiaries and affiliates of Wedbush, Inc. based upon a Schedule 13-G filed on February 15, 2012.

5)	Includes shares owned by subsidiaries and affiliates of Franklin Resources, Inc. based upon a Schedule 13-G filed on February 7, 2012.

6)	Includes shares owned by subsidiaries and affiliates of Dimensional Fund Advisors LP based upon a Schedule 13-G filed on February 14, 2012.

Security Ownership of Management

The following table sets forth certain information regarding the beneficial ownership of the Company's Class A Common Stock and Class B Common Stock as of September 30, 2012, by (i) each Director of the Company and (ii) all Directors and officers of the Company as a group.

	Class A Common Stock		Class B Common Stock
Name (1)	Nature and Amount of Beneficial Ownership (2) (3)	Percent of Class as Adjusted (4)	Nature and Amount of Beneficial Ownership (2) (3)	Percent of Class

Gerhard J. Neumaier (5) (10)	413,458	13.9%	375,518	22.8%
Frank B. Silvestro (10)	292,052	10.1%	292,052	17.8%
Ronald L. Frank (6) (10)	201,921	7.2%	187,234	11.4%
Gerald A. Strobel (7) (10)	219,604	7.8%	219,604	13.4%
Gerard A. Gallagher, Jr.	61,606	2.3%	61,265	3.7%
Ross M. Cellino (8)	14,892	*	1,102	*
Michael C. Gross (9)	6,149	*	5,949	*
Timothy Butler	1,680	*	---	---
Directors and Officers Group (11 individuals)	1,367,125	35.3%	1,265,925	77.0%

* Less than 0.1%

1)	The address of each of the above shareholders is c/o Ecology and Environment, Inc., 368 Pleasant View Drive, Lancaster, New York 14086.

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

4)
There are 2,600,144 shares of Class A Common Stock issued and outstanding and 1,643,773 shares of Class B Common Stock issued and outstanding as of September 30, 2012.  The figure in the "as adjusted" columns are based upon these totals and except as set forth in the preceding sentence, upon the assumptions described in footnotes 2 and 3 above.

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

8)
Includes 10,915 shares of Class A Common Stock owned by Mr. Cellino's spouse, as to which shares he disclaims beneficial ownership; also includes 2,760 shares of Class A Common Stock owned by Mr. Cellino's Individual Retirement Account.  Includes 5 shares of Class A Common Stock owned by a limited partnership in which Mr. Cellino is a general partner.

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

Director Gerard A. Gallagher, Jr.'s son Gerard A. Gallagher, III, serves as a Senior Vice President with the company and received aggregate compensation of $175,179 for his services during fiscal year 2012.  The company believes that compensation for him is commensurate with his peers and his relationships during 2012 were reasonable and in the best interest of the Company.

Item 14.	Principal Accounting Fees and Services

During the fiscal years ended July 31, 2012 and 2011, Schneider Downs & Co., Inc. (SD) provided audit and audit related services to the Company.  The Audit Committee meets with the Company’s independent registered accounting firm to approve the annual scope of accounting services to be performed, including all audit, audit-related, and non-audit services, and the related fee estimates. The Audit Committee also meets with our independent registered accounting firm, on a quarterly basis, following completion of their quarterly reviews and annual audit before our earnings announcements, to review the results of their work. As appropriate, management and our independent registered accounting firm update the Audit Committee with material changes to any service engagement and related fee estimates as compared to amounts previously approved. Under its charter, the Audit Committee has the authority and responsibility to review and approve, in advance, any audit and proposed permissible non-audit services to be provided to the Company by its independent registered public accounting firm. Set forth below are the aggregate fees billed for these services for the last two fiscal years.

	FY 2012	FY 2011

Audit Fees	$338,240	$279,642
Audit Related Services	42,264	42,050

Grand Total	$380,504	$321,692

Audit Fees: The aggregate fees accrued for professional services rendered for the audit of the Company's financial statements for the fiscal years ended July 31, 2012 and 2011 and for the reviews of the financial statements included in the Company's quarterly reports on Form 10-Q for the fiscal years ended July 31, 2012 and 2011 were $338,240 and $279,642, respectively.  Also included in this number are expenses incurred related to accounting consultation services.

Audit Related Fees: The aggregate fees for the fiscal years ended July 31, 2012 and 2011 billed by SD relate to services rendered to the Company for 401(k), pension plan audits, and indirect rate audits.

PART IV

Item 15.	Exhibits, Financial Statements, Schedules

			Page
(a)	1.	Financial Statements

		Report of Independent Registered Public Accounting Firm	23

		Consolidated Balance Sheets - July 31, 2012 and 2011	24

		Consolidated Statements of Income for the fiscal years ended July 31, 2012, 2011 and 2010	25

		Consolidated Statements of Cash Flows for the Fiscal years ended July 31, 2012, 2011 and 2010	26

		Consolidated Statements of Changes in Shareholders Equity for the fiscal years ended July 31, 2012, 2011 and 2010	27

		Notes to Consolidated Financial Statements	28

	2.	Financial Statement Schedule

		Schedule II - Valuation and Qualifying Accounts	43

		All other schedules are omitted because they are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

3.	Exhibits

	Exhibit No.	Description

	3.1	Certificate of Incorporation (1)

	3.2	Certificate of Amendment of Certificate of Incorporation filed on March 23, 1970 (1)

	3.3	Certificate of Amendment of Certificate of Incorporation filed on January 19, 1982 (1)

	3.4	Certificate of Amendment of Certificate of Incorporation filed on January 29, 1987 (1)

	3.5	Certificate of Amendment of Certificate of Incorporation filed on February 10, 1987 (1)

	3.6	Restated By-Laws adopted on July 30, 1986 by Board of Directors (1)

	3.7	Certificate of Change under Section 805-A of the Business Corporation Law filed August 18, 1988 (2)

	4.1	Specimen Class A Common Stock Certificate (1)

	4.2	Specimen Class B Common Stock Certificates (1)

	10.1	Stockholders' Agreement among Gerhard J. Neumaier, Ronald L. Frank, Frank B. Silvestro and Gerald A. Strobel dated May 12, 1970 (1)

	10.4	Ecology and Environment, Inc. Defined Contribution Plan Agreement dated July 25, 1980 as amended on April 28, 1981 and July 21, 1983 and restated effective August 1, 1984 (1)

	10.5	Summary of Ecology and Environment Discretionary Performance Plan (3)

10.6	1998 Ecology and Environment, Inc. Stock Award Plan and Amendments (3)

10.7	2003 Ecology and Environment, Inc. Stock Award Plan (4)

10.8	2007 Ecology and Environment, Inc. Stock Award Plan (5)

10.9	Amendment No. 1 dated January 24, 2011 to the Stockholders’ Agreement among Gerhard J. Neumaier, Ronald L. Frank, Frank B. Silvestro and Gerald A. Strobel dated May 12, 1970 (6)

14.1	Code of Ethics (4)

21.5	Schedule of Subsidiaries as of July 31, 2011 (7)

23.1	Consent of Independent Registered Public Accounting Firm - Schneider Downs & Co., Inc. (7)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (7)

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)

Footnotes

(1)	Filed as exhibits to the Company's Registration Statement on Form S-1, as amended by Amendment Nos. 1 and 2, (Registration No. 33-11543), and incorporated herein by reference.

(2)	Filed as exhibits to the Company's Form 10-K for Fiscal Year Ending July 31, 2002, and incorporated herein by reference.

(3)	Filed as exhibits to the Company's 10-K for the Fiscal Year Ended July 31, 2003, and incorporated herein by reference.

(4)	Filed as exhibits to the Company's 10-K for the Fiscal Year Ending July 31, 2004, and incorporated herein by reference.

(5)	Filed as exhibits to the Company’s 10-K for the Fiscal Year Ending July 31, 2010, and incorporated herein by reference.

(6)	Filed as exhibits to the Company’s 10-K for the Fiscal Year Ending July 31, 2011, and incorporated herein by reference.

(7)	Filed herewith.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECOLOGY AND ENVIRONMENT, INC.

Dated: November 13, 2012	/s/ Kevin S. Neumaier
Kevin S. Neumaier, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Kevin S. Neumaier
Kevin S. Neumaier	President and Chief Executive Officer	November 13, 2012

/s/ Gerhard J. Neumaier
Gerhard J. Neumaier	Chairman of the Board and Director	November 13, 2012

/s/ Frank B. Silvestro
Frank B. Silvestro	Executive Vice President and Director	November 13, 2012

/s/ Gerald A. Strobel
Gerald A. Strobel	Executive Vice President of Technical Services and Director	November 13, 2012

/s/ Ronald L. Frank
Ronald L. Frank	Executive Vice President, Secretary, and Director	November 13, 2012

/s/ H. John Mye III
H. John Mye III	Vice President, Treasurer and Chief Financial and Accounting Officer	November 13, 2012

/s/ Gerard A. Gallagher, Jr.
Gerard A. Gallagher, Jr.	Director	November 13, 2012

/s/ Ross M. Cellino
Ross M. Cellino	Director	November 13, 2012

/s/ Timothy Butler
Timothy Butler	Director	November 13, 2012

/s/ Michael C. Gross
Michael C. Gross	Director	November 13, 2012

Ecology and Environment, Inc.
Form 10-K
Fiscal Year Ending July 31, 2012