Form 10-K/A
period 2012-07-31
ECOLOGY & ENVIRONMENT INC
filed 2012-11-14
CIK 809933

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

Explanation of First Amendment

The Registrant, Ecology and Environment, Inc., (the “Company” or “EEI”), filed a Form 10-K on November 14, 2012 with the Securities and Exchange Commission (the “SEC”).  All items remain unchanged from that filing.  This Amendment is being filed because the Interactive Data required for that filing did not attach.  Herewith, are those files.

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECOLOGY AND ENVIRONMENT, INC.

Dated: November 14, 2012	/s/ Kevin S. Neumaier
Kevin S. Neumaier President and Chief Executive Officer