Form 10-Q
period 2012-10-31
ECOLOGY & ENVIRONMENT INC
filed 2012-12-19
CIK 809933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2012

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

At December 1, 2012, 2,600,144 shares of Registrant's Class A Common Stock (par value $.01) and 1,643,773 shares of Class B Common Stock (par value $.01) were outstanding.

Ecology and Environment, Inc.
Consolidated Balance Sheets

	Unaudited	Audited
Assets	October 31, 2012	July 31, 2012

Current assets:
Cash and cash equivalents	$10,121,580	$10,467,770
Investment securities, available for sale	3,037,806	1,404,582
Contract receivables, net	60,653,268	61,568,443
Deferred income taxes	4,732,761	4,799,724
Income tax receivable	2,761,815	2,502,431
Other current assets	3,028,495	1,802,843

Total current assets	84,335,725	82,545,793

Property, building and equipment, net of accumulated depreciation, $23,199,528 and $22,584,958, respectively	12,139,007	12,112,078
Deferred income taxes	861,123	860,499
Other assets	1,985,567	1,993,785

Total assets	$99,321,422	$97,512,155

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$10,104,224	$11,492,602
Line of credit	14,502,034	12,309,335
Accrued payroll costs	9,526,442	7,529,728
Current portion of long-term debt and capital lease obligations	453,611	488,460
Billings in excess of revenue	7,214,991	8,281,919
Other accrued liabilities	3,829,673	3,932,588

Total current liabilities	45,630,975	44,034,632

Income taxes payable	194,023	194,023
Deferred income taxes	423,324	423,324
Long-term debt and capital lease obligations	87,245	102,635
Commitments and contingencies (see note #13)	-	-

Shareholders' equity:
Preferred stock, par value $.01 per share; authorized - 2,000,000 shares; no shares issued	-	-
Class A common stock, par value $.01 per share; authorized - 6,000,000 shares; issued - 2,685,151 shares	26,851	26,851
Class B common stock, par value $.01 per share; authorized - 10,000,000 shares; issued - 1,708,574 shares	17,087	17,087
Capital in excess of par value	19,876,191	19,751,992
Retained earnings	29,777,310	29,534,783
Accumulated other comprehensive income	874,622	711,842
Treasury stock - Class A common, 85,007 and 125,923 shares; Class B common, 64,801 shares, at cost	(1,897,032)	(1,897,032)

Total Ecology and Environment, Inc. shareholders' equity	48,675,029	48,145,523
Noncontrolling interests	4,310,826	4,612,018

Total shareholders' equity	52,985,855	52,757,541

Total liabilities and shareholders' equity	$99,321,422	$97,512,155

The accompanying notes are an integral part of these consolidated financial statements.

Ecology and Environment, Inc.
Consolidated Statements of Income
Unaudited

	Three months ended October 31, 2012	Three months ended October 29, 2011

Revenue	$36,821,768	$42,311,806

Cost of professional services and other direct operating expenses	13,308,000	15,577,703
Subcontract costs	7,015,358	9,112,140
Administrative and indirect operating expenses	11,066,514	11,199,254
Marketing and related costs	3,874,155	3,942,280
Depreciation and amortization	583,288	440,837

Income from operations	974,453	2,039,592
Interest expense	(83,750)	(80,300)
Interest income	58,420	11,682
Other income (expense)	(6,242)	109,278
Net foreign exchange gain (loss)	(45,170)	3,332

Income before income tax provision	897,711	2,083,584
Income tax provision	354,615	678,317

Net income	$543,096	$1,405,267

Net income attributable to noncontrolling interests	(300,569)	(245,490)

Net income attributable to Ecology and Environment, Inc.	$242,527	$1,159,777

Net income per common share: basic and diluted	$0.06	$0.28

Weighted average common shares outstanding: basic and diluted	4,244,010	4,203,445

The accompanying notes are an integral part of these consolidated financial statements.

Ecology and Environment, Inc.
Consolidated Statements of Cash Flows
Unaudited

	Three months ended October 31, 2012	Three months ended October 29, 2011

Cash flows from operating activities:
Net income	$543,096	$1,405,267
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization expense	583,288	440,837
Benefit for deferred income taxes	66,339	(197,076)
Share based compensation expense	127,992	182,896
Tax impact of share-based compensation	-	105,988
Provision for contract adjustments	1,083,109	187,209
(Increase) decrease in:
- contract receivables	(43,886)	(832,932)
- other current assets	(1,213,383)	(583,483)
- income tax receivable	(259,384)	-
- other non-current assets	9,951	7,958
Increase (decrease) in:
- accounts payable	219,286	(1,121,380)
- accrued payroll costs	1,967,917	(826,593)
- income taxes payable	(536)	(162,297)
- billings in excess of revenue	(1,093,281)	621,753
- other accrued liabilities	(119,221)	(557,108)

Net cash provided by (used in) operating activities	1,871,287	(1,328,961)

Cash flows provided by (used in) investing activities:
Acquistion of noncontrolling interest of subsidiaries	(30,002)	(61,750)
Purchase of property, building and equipment	(549,926)	(975,657)
Change in accounts payable due to purchase of equipment	(610,192)	10,392
Sale (purchase) of investment securities, net	(1,599,636)	(434)

Net cash used in investing activities	(2,789,756)	(1,027,449)

Cash flows provided by (used in) financing activities:
Dividends paid	(1,018,783)	(1,028,881)
Proceeds from debt	-	251,427
Repayment of debt and capital lease obligations	(106,673)	(57,011)
Net proceeds from line of credit	2,200,000	2,500,000
Distributions to noncontrolling interests	(566,587)	(110,754)
Proceeds from sale of subsidiary shares to noncontrolling interests	-	41,634
Purchase of treasury stock	-	(363,050)

Net cash provided by financing activities	507,957	1,233,365

Effect of exchange rate changes on cash and cash equivalents	64,322	177,526

Net decrease in cash and cash equivalents	(346,190)	(945,519)
Cash and cash equivalents at beginning of period	10,467,770	8,529,842

Cash and cash equivalents at end of period	$10,121,580	$7,584,323

The accompanying notes are an integral part of these consolidated financial statements.

Ecology and Environment, Inc.
Consolidated Statements of Changes in Shareholders' Equity
Unaudited

	Class A Common Stock Shares	Class A Common Stock Amount	Class B Common Stock Shares	Class B Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares	Treasury Stock Amount	Noncontrolling Interest

Balance at July 31, 2011	2,685,151	$26,851	1,708,574	$17,087	$19,983,029	$30,797,763	$1,527,189	190,724	$(2,317,515)	$3,923,429

Net income	-	-	-	-	-	773,579	-	-	-	2,266,171
Foreign currency translation adjustment	-	-	-	-	-	-	(871,476)	-	-	124,455
Cash dividends paid ($.48 per share)	-	-	-	-	-	(2,036,559)	-	-	-	-
Unrealized investment gain, net	-	-	-	-	-	-	17,597	-	-	-
Repurchase of Class A common stock	-	-	-	-	-	-	-	22,825	(363,050)	-
Issuance of stock under stock award plan	-	-	-	-	(716,662)	-	-	(62,099)	716,662	-
Share-based compensation expense	-	-	-	-	731,583	-	-	-	-	-
Tax impact of share based compensation	-	-	-	-	105,988	-	-	-	-	-
Sale of subsidiary shares to noncontrolling interests	-	-	-	-	-	-	-	-	-	41,634
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	(1,123,896)
Purchase of additional noncontrolling interests	-	-	-	-	(351,946)	-	38,532	(5,208)	66,871	(619,775)
Stock award plan forfeitures	-	-	-	-	-	-	-	3,289	-	-

Balance at July 31, 2012	2,685,151	$26,851	1,708,574	$17,087	$19,751,992	$29,534,783	$711,842	149,531	$(1,897,032)	$4,612,018

Net income	-	-	-	-	-	242,527	-	-	-	300,569
Foreign currency translation adjustment	-	-	-	-	-	-	132,736	-	-	(15,744)
Unrealized investment gain, net	-	-	-	-	-	-	30,044	-	-	10,572
Share-based compensation expense	-	-	-	-	127,992	-	-	-	-	-
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	(566,587)
Purchase of additional noncontrolling interests	-	-	-	-	(3,793)	-	-	-	-	(30,002)
Stock award plan forfeitures	-	-	-	-	-	-	-	277	-	-

Balance at October 31, 2012	2,685,151	$26,851	1,708,574	$17,087	$19,876,191	$29,777,310	$874,622	149,808	$(1,897,032)	$4,310,826

The accompanying notes are an integral part of these consolidated financial statements.

Ecology and Environment, Inc.
Consolidated Statements of Comprehensive Income
Unaudited

	Three months ended October 31, 2012	Three months ended October 29, 2011

Comprehensive income (loss):
Net income including noncontrolling interests	$543,096	$1,405,267
Foreign currency translation adjustments	116,992	(188,583)
Unrealized investment gain (loss), net	40,616	(222)
Purchase of additional noncontrolling interests	-	2,289

Comprehensive income	700,704	1,218,751
Comprehensive income attributable to noncontrolling interests	(295,397)	(245,637)

Comprehensive income attributable to Ecology and Environment, Inc.	$405,307	$973,114

Ecology and Environment, Inc.
Notes to Consolidated Financial Statements

Summary of Operations and Basis of Presentation

The consolidated financial statements included herein have been prepared by Ecology and Environment, Inc. ("E&E" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature.  The Company follows the same accounting policies in preparation of interim reports. Although E&E believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in E&E's 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The consolidated results of operations for the three months ended October 31, 2012 are not necessarily indicative of the results for any subsequent period or the entire fiscal year ending July 31, 2013.

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

Substantially all of the Company's cost-type work is with federal governmental agencies and, as such, is subject to audits after contract completion. Under these cost-type contracts, provisions for adjustments to accrued revenue are recognized on a quarterly basis and based on past audit settlement history. Government audits have been completed and final rates have been negotiated through fiscal year 2005. The Company records an allowance for contract adjustments which is recorded in other accrued liabilities principally represents a reserve for contract adjustments for the fiscal years 1996-2013.

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

Investment securities have been classified as available for sale and are stated at fair value. Unrealized gains or losses related to investment securities available for sale are reflected in accumulated other comprehensive income, net of applicable income taxes in the consolidated balance sheets and statements of changes in shareholders' equity. The cost basis of securities sold is based on the specific identification method. The Company had gross unrealized gains of approximately $83,000 and $42,000 at October 31, 2012 and July 31, 2012, respectively.

e.	Fair value of financial instruments

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

 Level 2 Inputs – Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; or valuations based on models where the significant inputs are observable (e.g., interest rates, yield curves, credit risks, etc.) or can be corroborated by observable market data.  The Company’s investment securities classified as Level 2 are comprised of international and domestic corporate and municipal bonds.

Level 3 Inputs – Valuations based on models where significant inputs are not observable.  The unobservable inputs reflect the Company’s own assumptions about the assumptions that market participants would use.

     The following table presents the level within the fair value hierarchy at which the Company’s financial assets are measured on a recurring basis.

Financial assets as of October 31, 2012:
	Level 1	Level 2	Level 3		Total
Assets
Investment securities available for sale	$1,445,042	$1,592,764	$	---	$3,037,806

Financial assets as of July 31, 2012:
	Level 1	Level 2	Level 3		Total
Assets
Investment securities available for sale	$1,353,365	$51,217	$	---	$1,404,582

The carrying amount of cash and cash equivalents at October 31, 2012 and July 31, 2012 were classified as level 1 and approximate fair value.  Long-term debt consists of bank loans and capitalized equipment leases. The demand loan payable consists of borrowings against the Company’s line of credit for working capital requirements.  Based on the Company's assessment of the current financial market and corresponding risks associated with the debt and line of credit borrowings, management believes that the carrying amount of the liabilities at October 31, 2012 and July 31, 2012 were classified as level 2 and approximates fair value.  There were no financial instruments classified as level 3.

The availability of observable market data is monitored to assess the appropriate classification of financial instruments within the fair value hierarchy.  Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another.  In such instances, the transfer is reported at the beginning of the reporting period.  The Company evaluated the significance of transfers between levels based upon the nature of the financial instrument.  For the three months ended October 31, 2012 and fiscal year ended July 31, 2012 there were no transfers in or out of levels 1, 2 or 3, respectively.

f.	Foreign Currencies

The financial statements of foreign subsidiaries where the local currency is the functional currency are translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for results of operations. Translation adjustments are deferred in accumulated other comprehensive income.  Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. The Company recorded foreign currency transaction gains/(losses) of approximately $(45,000) and $3,000 for the three months ended October 31, 2012 and October 29, 2011, respectively.

The financial statements of foreign subsidiaries located in highly inflationary economies are remeasured as if the functional currency were the U.S. dollar. The remeasurement of local currencies into U.S. dollars creates transaction adjustments which are included in net income. There were no highly inflationary economy translation adjustments for fiscal year 2012 and through the first quarter of fiscal year 2013.

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

Additionally, the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic Income Taxes prescribes a recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return.   A tax position is a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions shall be recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position will be sustained. Tax positions that meet the more likely than not threshold should be measured using a probability weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. Whether the more-likely-than-not recognition threshold is met for a tax position, is a matter of judgment based on the individual facts and circumstances of that position evaluated in light of all available evidence.  The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in administrative and indirect operating expenses.

h.	Earnings Per Share (EPS)

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

i.	Comprehensive Income

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

2.         Cash and Cash Equivalents

The Company's policy is to invest cash in excess of operating requirements in income-producing short-term investments. At October 31, 2012 and July 31, 2012, short-term investments consisting of money market funds are reflected in the accompanying consolidated balance sheets and statements of cash flows in cash and cash equivalents which amounted to approximately $2.4 million and $2.2 million, respectively.

3.       Contract Receivables, net

	October 31, 2012	July 31, 2012

Billed	$40,781,996	$42,977,016
Unbilled	31,193,272	28,829,818
	71,975,268	71,806,834

Allowance for doubtful accounts and contract adjustments	(11,322,000)	(10,238,391)

	$60,653,268	$61,568,443

Unbilled receivables result from revenues which have been earned, but are not billed as of period-end.  The above unbilled balances are comprised of incurred costs plus fees not yet processed and billed; and differences between year-to-date provisional billings and year-to-date actual contract costs incurred.  Management anticipates that the October 31, 2012 unbilled receivables will be substantially billed and collected within one year.  Within the above billed balances are contractual retainages in the amount of approximately $246,000 and $248,000 at October 31, 2012 and July 31, 2012. Management anticipates that the July 31, 2012 retainage balance will be substantially collected within one year. For the three months ended October 31, 2012 and October 29, 2011, the quarter provision for allowance for doubtful accounts and contract adjustments was approximately $1.1 million and $.2 million, respectively.

Included in the balance of receivables are receivables due under the contracts with organizations in Kuwait of $14.5 million at October 31, 2012 and July 31, 2012.  Of the outstanding balances due from Kuwait, approximately $1.7 million and $1.9 million were included in billings in excess of revenue as of October 31, 2012 and July 31, 2012, respectively.  Included in the balance of unbilled receivables are receivables due under certain contracts with organizations in China of $4.7 million and $2.8 million at October 31, 2012 and July 31, 2012, respectively.

4.	Lines of Credit

The Company maintains unsecured lines of credit available for working capital and letters of credit of $32.5 million at the parent company with interest rates ranging from 2.5% to 3% at July 31, 2012 and an additional $1.6 million in lines of credit at the Company’s subsidiaries with interest rates ranging from 4.5% to 5% at July 31, 2012.  The Company guarantees the lines of credit of Walsh Environmental Scientists and Engineers, LLC (Walsh).  Its lenders have reaffirmed the Company’s lines of credit within the past twelve months.  At October 31, 2012 and July 31, 2012, the Company had letters of credit and amounts outstanding under the lines of credit totaling approximately $16.1 million and $14.9 million, which is inclusive of outstanding letters of credit of $1.5 million and $4.1 million, respectively. After letters of credit and amounts outstanding under the lines of credit, there was $18.0 million of availability under the lines of credit at October 31, 2012.

5.	Debt and Capital Lease Obligations

Debt inclusive of capital lease obligations consists of the following:

	October 31, 2012	July 31, 2012

Various bank loans and advances at interest rates ranging from 5% to 14%	$324,296	$372,744
Capital lease obligations at varying interest rates averaging 11%	216,560	218,351
	540,856	591,095

Current portion of long-term debt and capital lease obligations	(453,611)	(488,460)

Long-term debt and capital lease obligations	$87,245	$102,635

The aggregate maturities of long-term debt and capital lease obligations at October 31, 2012 are as follows:

Amount

November 2012 – October 2013	$453,611
November 2013 – October 2014	69,945
November 2014 – October 2015	17,300
November 2015 – October 2016	---
November 2016 – October 2017	---
Thereafter	---
$540,856

6.	Income Taxes

The estimated effective tax rate for the three months ended October 31, 2012 and October 29, 2011 was 39.5% and 32.6% respectively. The increase is mainly a result of decreased income from foreign entities in countries with a lower effective tax rate than in the U.S, decreased income from U.S. partnerships, recognition of nondeductible expenses in a foreign jurisdiction and additional foreign taxes.

7.	Other Accrued Liabilities

	October 31, 2012	July 31, 2012

Allowance for contract adjustments	$2,723,974	$2,724,474
Other	1,105,699	1,208,114

	$3,829,673	$3,932,588

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

The Company awarded 62,099 shares valued at approximately $.9 million in October 2011 pursuant to the Award Plan. These awards issued have a three year vesting period. The "pool" of excess tax benefits accumulated in Capital in Excess of Par Value was $330,000 at October 31, 2012 and July 31, 2012.   Total gross compensation expense is recognized over the vesting period. Unrecognized compensation expense was approximately $.7 million and $.8 million at October 31, 2012 and July 31, 2012, respectively.

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

The Company declared cash dividends of approximately $2.0 million in fiscal year 2012.  No cash dividends have been declared as of October 31, 2012. Within accounts payable, the Company recorded outstanding dividend payables at July 31, 2012 of approximately $1.0 million which was paid in August 2012.

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

There was a purchase of noncontrolling interest in the three months ending October 31, 2012 for which the Company paid cash of approximately $30,000.

On January 4, 2012, the Company purchased an additional 1.3% of Walsh from noncontrolling shareholders for approximately $254,000.  Two thirds of the purchase price was paid in cash while the remaining one third was paid for with E&E stock.   On December 14, 2011, the Company purchased an additional 4.0% of Ecology and Environment do Brasil LTDA from noncontrolling shareholders for approximately $180,000.  The entire purchase price was paid in cash.  On November 18, 2011, the Company purchased an additional 3.9% of Walsh Peru from noncontrolling shareholders for approximately $432,000.  The entire purchase price was paid in cash.  There were three additional purchases of noncontrolling interest in fiscal year 2012 for which the Company paid cash of approximately $128,000.

Most transactions with noncontrolling shareholders for the three months ended October 31, 2012 and fiscal year ended July 31, 2012 were made at book value, which management believes approximates fair value.  The purchase of the Walsh Peru and E&E Brasil shares, were at a calculated value in excess of book value which management believes approximated the fair value.

Effects of changes in E&E’s ownership interest in its subsidiaries on E&E’s equity:

	Three months ended October 31, 2012		Fiscal year ended July 31, 2012
Transfers to noncontrolling interest:
Sale of 600 Gustavson common shares	$	---	$41,634
Total transfers to noncontrolling interest		---	41,634

Transfers from noncontrolling interest:
Purchase of 152 Walsh common shares		---	(73,748)
Purchase of 496 Walsh common shares		---	(269,064)
Purchase of 5,389 Brazil common shares		---	77,539
Purchase of 26,482 Walsh Peru common shares		---	(213,917)
Purchase of 166 Walsh common shares		---	(94,601)
Purchase of 25 Gestion Ambiental Consultores common shares		---	(7,452)
Purchase of 75 Lowham common shares		(30,002)	---
Total transfers from noncontrolling interest		(30,002)	(581,243)

Transfers to (from) noncontrolling interest		$(30,002)	$(539,609)

10.	Shareholders' Equity - Restrictive Agreement

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

11.	Earnings Per Share

            The computation of basic earnings per share reconciled to diluted earnings per share follows:

	Three months ended
	October 31, 2012		October 29, 2011

Total income available to common stockholders		$242,527		$1,159,777
Dividend declared		---		---
Undistributed earnings		242,527		1,159,777

Weighted-average common shares outstanding (basic)		4,244,010		4,203,445

Distributed earnings per share	$	---	$	---
Undistributed earnings per share		.06		.28
Total earnings per share		$.06		$.28

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

12.	Segment Reporting

Segment information as of October 31, 2012 approximates the following:

Geographic information:

	Revenue	Gross Long- Lived Assets

United States	$24,810,000	$29,899,000
Foreign countries	12,012,000	5,440,000

(1)  Revenue is attributed to countries based on the location of the customers.  Revenues in the most significant foreign countries include $3.5 million in Peru, $4.1 million in Brazil and $2.5 million in Chile.

Segment information as of October 29, 2011 approximates the following:

Geographic information:

	Revenue	Gross Long- Lived Assets

United States	$28,430,000	$26,470,000
Foreign countries	13,882,000	5,187,000

 (1)  Revenue is attributed to countries based on the location of the customers.  Revenues in the most significant foreign countries include $3.6 million in Peru, $4.1 million in Brazil and $2.5 million in Chile.

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

On September 21, 2012 the Colorado Department of Public Health and Environment (the “Department”) issued a proposed Compliance Order on Consent (the “Consent Order”) to the City and County of Denver (“Denver”) and to Walsh.  Walsh is a majority-owned subsidiary of Ecology and Environment, Inc.  The proposed Consent Order concerns construction improvement activities of certain property owned by Denver which was the subject of asbestos remediation.  Denver had entered into a contract with Walsh for Walsh to provide certain environmental consulting services (asbestos monitoring services) in connection with the asbestos containment and/or removal performed by other contractors at Denver’s real property.  The Consent Order, among other provisions, proposes a violation penalty of $216,000, jointly and severally to be paid by Denver and Walsh.  Under Walsh’s environmental consulting contract with Denver, Walsh has agreed to indemnify Denver for certain liabilities which would include the imposition of this proposed penalty.  Walsh has put its professional liability carrier on notice of this claimed penalty.  At this time, neither Walsh nor Denver has filed a response to the September 21, 2012 draft Consent Order.  It is the position of Walsh that it has fully complied with all applicable Colorado laws, regulations and statutes in connection with its role as an environmental consultant to Denver and the claimed violations are not applicable to the activities of Walsh in connection with its environmental consulting contract with Denver.  The Company believes that this administrative proceeding involving Walsh will not have an adverse material effect upon the operations of the Company.

On February 4, 2011 the Chico Mendes Institute of Biodiversity Conservation of Brazil (the “Institute”) issued a Notice of Infraction to E & E Brasil.  E & E Brasil is a majority-owned subsidiary of Ecology and Environment, Inc.  The Notice of Infraction concerns the taking and collecting species of wild animal specimens without authorization by the competent authority and imposes a fine of 520,000 Reais, which has a value of approximately $256,000 at October 31, 2012.  No claim has been made against Ecology and Environment, Inc.  The Institute has also filed Notices of Infraction against four employees of E & E Brasil alleging the same claims and has imposed fines against those individuals that, in the aggregate, are equal to the fine imposed against E & E  Brasil.  E & E Brasil has filed administrative responses with the Institute for itself and its employees that: (a) denies the jurisdiction of the Institute, (b) states that the Notice of Infraction is constitutionally vague and (c) affirmatively stated that E & E Brasil had obtained the necessary permits for the surveys and collections of specimens under applicable Brazilian regulations and that the protected conservation area is not clearly marked to show its boundaries.  At this time, E & E Brasil has attended one meeting where depositions were taken. The Company believes that these administrative proceedings in Brazil will not have an adverse material effect upon the operations of the Company.

14.	Supplemental Cash Flow Information Disclosure

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  Cash paid for interest amounted to approximately $82,000 and $73,000 for the three months ended October 31, 2012 and October 29, 2011, respectively.  Cash paid for income taxes amounted to approximately $.6 million and $.9 million for the three months ended October 31, 2012 and October 29, 2011, respectively.  The $1.0 million in dividends paid by the Company for the three months ended October 31, 2012 was accrued in accounts payable as of July 31, 2012 and paid in August 2012.  The $1.0 million in dividends paid by the Company for the three months ended October 29, 2011 was accrued in accounts payable as of July 31, 2011 and paid in August 2011.

15.	Recent Accounting Pronouncements

The FASB and the International Accounting Standards Board (IASB) have issued common disclosure requirements related to offsetting arrangements. Specifically, the FASB issued Accounting Standards Update (ASU) No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.  The amendments in this ASU require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented.  The Company has not yet assessed the impact that these provisions will have on its consolidated financial statements.

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

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU provides a consistent definition of fair value to ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS.  This standard changes certain fair value measurement principles and enhances the disclosure requirements.  ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and should be applied prospectively.  The Company early adopted this ASU and the adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

16.	Subsequent Event

The Company’s majority owned subsidiary Walsh Environmental Scientists and Engineers, LLC (Walsh), at its most recent board meeting approved purchasing an additional 7% of its majority owned subsidiary Gustavson Associates, LLC (Gustavson) from a minority shareholder.  The share purchase with take place prior to December 31, 2012, and with this purchase Walsh will increase its ownership percentage of Gustavson to 78%.

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Operating activities provided cash flow of $1.9 million during the three months ended October 31, 2012.  This was mainly attributable to net income of $.5 million, a $2.0 million increase in accrued payroll costs and a $.9 million decrease in net contract receivables. Accrued payroll costs increased during the period due mainly to an additional week of payroll accrued at Ecology and Environment, Inc. (Parent Company).   Net contract receivables decreased overall due to the reduction in revenue associated with the overall uncertainty of global economic conditions impacting the Company.  Offsetting these was an increase in other current assets and a decrease in billings in excess of revenue. Other current assets increased $1.2 million during the three months ended October 31, 2012 mainly due to an increase in prepaid insurance at the Parent Company. Billings in excess of revenue decreased $1.1 million during the first three months of fiscal year 2013 mainly attributable to work performed on contracts at the Company’s majority owned subsidiaries Gestion Ambiental Consultores (GAC) and Ecology and Environment do Brasil LTDA (E&E Brasil).

Investment activities consumed $2.8 million of cash during the three months ended October 31, 2012 mainly attributable to the purchase of $1.6 million of investment securities and the Company’s purchases of property, building and equipment of $1.2 million.

Financing activities provided $.5 million of cash during the three months ended October 31, 2012 mainly from net debt proceeds of $2.1 million less dividend payments of $1.0 million and distributions to non-controlling interests of $.6 million.  Short term debt has increased this year due mainly to the delinquency of the receivables in the Middle East and China.

Ecology and Environment, Inc. (Company) maintains unsecured lines of credit available for working capital and letters of credit of $32.5 million at the parent company with interest rates ranging from 2.5% to 3% at July 31, 2012 and an additional $1.6 million in lines of credit at the Company’s subsidiaries with interest rates ranging from 4.5% to 5% at July 31, 2012.  The Company guarantees the lines of credit of Walsh.  Its lenders have reaffirmed the Company’s lines of credit within the past twelve months.  At October 31, 2012 and July 31, 2012, the Company had letters of credit and amounts outstanding under lines of credit totaling approximately $16.1 million and $14.9 million, which is inclusive of outstanding letters of credit of $1.5 million and $4.1 million, respectively. After letters of credit and amounts outstanding under lines of credit, there was $18.0 million of availability under the lines of credit at October 31, 2012. The Company maintained a cash balance of $10.1 million at October 31, 2012, however borrowings of $1.2 million against the Company’s line of credit were necessary during the fiscal year due to the cash requirements at Ecology and Environment (Parent Company).  The Company believes that cash flows from operations and borrowings against the lines of credit will be sufficient to cover all working capital requirements for at least the next twelve months and the foreseeable future.

Results of Operations

Revenue

First Quarter 2013 vs 2012

Revenue for the first quarter of fiscal year 2013 was $36.8 million, a decrease of $5.5 million or 13% from the $42.3 million reported for the first quarter of fiscal year 2012.  The Company’s majority owned subsidiary Walsh Environmental (Walsh) reported revenue of $7.7 million for the first quarter of fiscal year 2013, a decrease of $3.4 million or 31% from the $11.1 million reported in the prior year due to decrease in overall sales volume. Revenue at the Parent Company was $20.8 million, a decrease of $1.9 million or 8% due mainly to decreases in the Company’s federal, international and domestic energy markets. This decrease was partially offset by an increase in revenue at E&E do Brasil  E&E do Brasil reported revenue of $4.1 million during the first quarter of fiscal year 2013, an increase of $.8 million over the prior year due to work in the transmission and energy markets.

Income Before Income Taxes

First Quarter 2013 vs 2012

The Company’s income before income taxes was $.9 million for the first quarter of fiscal year 2013, a decrease of $1.2 million or 57% from the $2.1 million reported in the first quarter of fiscal year 2012 due mainly to the reduced revenue.  Revenue less subcontract costs were $29.8 million, a decrease of $3.4 million from the $33.2 million reported in the first quarter of the prior year, mainly due to the decrease in revenue in the Parent Company.  Gross profits (revenue less cost of professional services, other direct operating expenses and subcontract costs) decreased $1.1 million during the first quarter of fiscal year 2013. Indirect costs for the first quarter of fiscal year 2013 were $14.9 million, down slightly from the $15.1 reported in the first quarter of prior year. The Parent Company was adversely impacted by excess staffing levels due to delays in resolving issues on several contracts in China. Foreign exchange losses were $45,000 for the quarter mainly due to fluctuations in the exchange rates on receivables carried in Kuwaiti Dinar translated to US dollars.

Income Taxes

The estimated effective tax rate for the three months ended October 31, 2012 and October 29, 2011 was 39.5% and 32.6%, respectively. The increase is mainly a result of decreased income from foreign entities in countries with a lower effective tax rate than in the U.S, decreased income from U.S. partnerships, recognition of nondeductible expenses in a foreign jurisdiction and additional foreign taxes.

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

Internal Controls

During the first quarter of fiscal year 2013, the Company implemented a new Enterprise Resource Planning (ERP) system at the majority owned subsidiary  E & E Brasil.  This system went online at all of the Company's domestic operations on January 1, 2012.  Other than the changes related to the implementation of this new system at E & E Brasil, no other significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 21, 2012 the Colorado Department of Public Health and Environment (the “Department”) issued a proposed Compliance Order on Consent (the “Consent Order”) to the City and County of Denver (“Denver”) and to Walsh Environmental Scientists & Engineers LLC (“Walsh Environmental”).  Walsh Environmental is a majority-owned subsidiary of Ecology and Environment, Inc.  The proposed Consent Order concerns construction improvement activities of certain property owned by Denver which was the subject of asbestos remediation.  Denver had entered into a contract with Walsh Environmental for Walsh Environmental to provide certain environmental consulting services (asbestos monitoring services) in connection with the asbestos containment and/or removal performed by other contractors at Denver’s real property.  The Consent Order, among other provisions, proposes a violation penalty of $216,000, jointly and severally to be paid by Denver and Walsh Environmental.  Under Walsh’s Environmental consulting contract with Denver, Walsh Environmental has agreed to indemnify Denver for certain liabilities which would include the imposition of this proposed penalty.  Walsh Environmental has put its professional liability carrier on notice of this claimed penalty.  At this time, neither Walsh nor Denver has filed a response to the September 21, 2012 draft Consent Order.  It is the position of Walsh Environmental that it has fully complied with all applicable Colorado laws, regulations and statutes in connection with its role as an environmental consultant to Denver and the claimed violations are not applicable to the activities of Walsh in connection with its environmental consulting contract with Denver.  The Company believes that this administrative proceeding involving Walsh Environmental will not have an adverse material effect upon the operations of the Company.

On February 4, 2011 the Chico Mendes Institute of Biodiversity Conservation of Brazil (the “Institute”) issued a Notice of Infraction to Ecology and Environment do Brasil LTDA (“E & E Brasil”).  E & E Brasil is a majority-owned subsidiary of Ecology and Environment, Inc.  The Notice of Infraction concerns the taking and collecting species of wild animal specimens without authorization by the competent authority and imposes a fine of 520,000 Reais, which has a value of approximately $256,000 at October 31, 2012.  No claim has been made against Ecology and Environment, Inc.  The Institute has also filed Notices of Infraction against four employees of E & E Brasil alleging the same claims and has imposed fines against those individuals that, in the aggregate, are equal to the fine imposed against E & E  Brasil.  E & E Brasil has filed administrative responses with the Institute for itself and its employees that: (a) denies the jurisdiction of the Institute, (b) states that the Notice of Infraction is constitutionally vague and (c) affirmatively stated that E & E Brasil had obtained the necessary permits for the surveys and collections of specimens under applicable Brazilian regulations and that the protected conservation area is not clearly marked to show its boundaries.  At this time, E & E Brasil has attended one meeting where depositions were taken. The Company believes that these administrative proceedings in Brazil will not have an adverse material effect upon the operations of the Company.

Item 2.       Changes in Securities and Use of Proceeds

(e)  Purchased Equity Securities.  The following table summarizes the Company’s purchases of its common stock during the three month period ended October 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
August 1, 2012 – October 31, 2012	---	$---	---	93,173

 Item 3.       Defaults Upon Senior Securities

                     The Registrant has no information for Item 3 that is required to be presented.

Item 4.        Submission of Matters to a Vote of Security Holders

The Registrant has no information for Item 4 that is required to be presented.

Item 5.        Other Information

                     The Registrant has no information for Item 5 that is required to be presented.

Item 6.         Exhibits and Reports on Form 8-K

(a)	- 31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
- 31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
- 32.1 Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
- 32.2 Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Registrant did not file a Form 8-K during the three months ended October 31, 2012.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ecology and Environment, Inc.

Date: December 19, 2012	By:	/s/ H. John Mye III
H. John Mye III
Vice President, Treasurer and Chief Financial Officer – Principal Financial and Accounting Officer