Form 10-Q/A
period 2012-10-31
ECOLOGY & ENVIRONMENT INC
filed 2013-01-04
CIK 809933

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
Explanation of First Amendment

The Registrant, Ecology and Environment, Inc., (the “Company” or “EEI”), filed a Form 10-Q on December 19, 2012 with the Securities and Exchange Commission (the “SEC”).   Attached, complete with detailed tagging, are the Interactive Data for that filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ecology and Environment, Inc.

Date: January 4, 2013	By:	/s/ H. John Mye III
H. John Mye III
Vice President, Treasurer and Chief Financial Officer – Principal Financial and Accounting Officer