Form 10-K/A
period 2012-07-31
ECOLOGY & ENVIRONMENT INC
filed 2013-03-12
CIK 809933

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes    No ☑

Exhibit Index on Page 52

The aggregate market value of the Class A Common Stock held by non-affiliates as of January 31, 2012 (the last business day of the registrant's most recently completed second fiscal quarter) was $42,638,845. This amount is based on the closing price of the registrant's Class A Common Stock on the National Association of Securities Dealers Automated Quotations (NASDAQ) Stock Market for that date. Shares of Class A Common Stock held by the executive officers and directors of the registrant are not included in this computation.

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

Explanation of Second Amendment

The Registrant, Ecology and Environment, Inc., (the "Company" or "EEI"), filed a Form 10-K on November 14, 2012, as amended by Form 10-K/A also filed on November 14, 2012 to attach Interactive Data, with the Securities and Exchange Commission (the "SEC").  All items on Form 10-K as previously amended remain unchanged.  This Amendment is being filed because of wording inadvertently omitted on Exhibit 31.1 and Exhibit 31.2.  Attached hereto are those corrected exhibits together with Item 8 and Item 9A from Form 10-K.  Also included here is Item 13 which now lists the independent directors.

Item 8.             Financial Statements and Supplementary Data

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.

By:	/s/Kevin S. Neumaier	By:	/s/H. John Mye III
	Kevin S. Neumaier Chief Executive Officer		H. John Mye III Chief Financial and Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Ecology and Environment, Inc.

We have audited the accompanying consolidated balance sheets of Ecology and Environment, Inc. and its subsidiaries (collectively, the Company) as of July 31, 2012 and 2011, and the related consolidated statements of income, changes in shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended July 31, 2012.  In addition, our audits included the financial statement schedule listed in the index at Item 15(a)(2).  The Company's management is responsible for these financial statements and the financial statement schedule.  Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

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

/s/ Schneider Downs & Co., Inc.

Pittsburgh, Pennsylvania
November 13, 2012

Ecology and Environment, Inc.
Consolidated Balance Sheets

Assets	July 31, 2012	July 31, 2011

Current assets:
Cash and cash equivalents	$10,467,770	$8,529,842
Investment securities, available for sale	1,404,582	1,491,459
Contract receivables, net	61,568,443	63,750,870
Deferred income taxes	4,799,724	4,949,368
Income tax receivable	2,502,431	-
Other current assets	1,802,843	2,254,415

Total current assets	82,545,793	80,975,954

Property, building and equipment, net of accumulated depreciation, $22,584,958 and $22,972,422, respectively	12,112,078	9,961,304
Deferred income taxes	860,499	1,300,181
Other assets	1,993,785	2,030,203

Total assets	$97,512,155	$94,267,642

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$11,492,602	$13,097,765
Line of credit	12,309,335	-
Accrued payroll costs	7,529,728	9,146,711
Income taxes payable	-	1,195,741
Current portion of long-term debt and capital lease obligations	488,460	1,689,920
Billings in excess of revenue	8,281,919	7,727,725
Other accrued liabilities	3,932,588	6,139,423

Total current liabilities	44,034,632	38,997,285

Income taxes payable	194,023	339,027
Deferred income taxes	423,324	525,106
Long-term debt and capital lease obligations	102,635	448,391
Commitments and contingencies (see note #17)	-	-

Shareholders' equity:
Preferred stock, par value $.01 per share; authorized - 2,000,000 shares; no shares issued	-	-
Class A common stock, par value $.01 per share; authorized - 6,000,000 shares; issued - 2,685,151 shares	26,851	26,851
Class B common stock, par value $.01 per share; authorized - 10,000,000 shares; issued - 1,708,574 shares	17,087	17,087
Capital in excess of par value	19,751,992	19,983,029
Retained earnings	29,534,783	30,797,763
Accumulated other comprehensive income	711,842	1,527,189
Treasury stock - Class A common, 84,730 and 125,923 shares; Class B common, 64,801 shares, at cost	(1,897,032)	(2,317,515)

Total Ecology and Environment, Inc. shareholders' equity	48,145,523	50,034,404
Noncontrolling interests	4,612,018	3,923,429

Total shareholders' equity	52,757,541	53,957,833

Total liabilities and shareholders' equity	$97,512,155	$94,267,642

The accompanying notes are an integral part of these consolidated financial statements.

Ecology and Environment, Inc.
Consolidated Statements of Income

	Year ended July 31, 2012	Year ended July 31, 2011	Year ended July 31, 2010

Revenue	$155,410,099	$169,172,860	$144,098,294

Cost of professional services and other direct operating expenses	55,632,281	65,914,987	49,623,816
Subcontract costs	32,315,179	31,325,937	30,292,117
Administrative and indirect operating expenses	44,917,631	42,534,303	38,166,067
Marketing and related costs	15,601,112	15,251,165	14,438,785
Depreciation and amortization	2,160,062	1,760,763	1,684,406

Income from operations	4,783,834	12,385,705	9,893,103
Interest expense	(364,305)	(355,766)	(222,558)
Interest income	174,743	85,771	107,211
Other income (expense)	206,813	64,524	(68,349)
Gain on sale of assets	-	290,526	809,200
Net foreign currency exchange gain (loss)	(403,419)	284,411	(59,718)

Income before income tax provision	4,397,666	12,755,171	10,458,889
Income tax provision	1,357,916	4,631,235	3,902,222

Net income	$3,039,750	$8,123,936	$6,556,667

Net income attributable to the noncontrolling interest	(2,266,171)	(1,163,673)	(2,299,060)

Net income attributable to Ecology and Environment, Inc.	$773,579	$6,960,263	$4,257,607

Net income per common share: basic and diluted	$0.18	$1.65	$1.02

Weighted average common shares outstanding: basic and diluted	4,233,883	4,222,688	4,160,816

The accompanying notes are an integral part of these consolidated financial statements.

Ecology and Environment, Inc
Consolidated Statements of Cash Flows

	Fiscal year ended July 31, 2012	Fiscal year ended July 31, 2011	Fiscal year ended July 31, 2010

Cash flows from operating activities:
Net income	$3,039,750	$8,123,936	$6,556,667
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization expense	2,160,062	1,760,763	1,684,406
Benefit for deferred income taxes	487,544	(910,413)	472,455
Share based compensation expense	731,583	541,175	485,945
Tax impact of share-based compensation	105,988	-	102,737
Gain on sale of assets	-	(290,526)	(809,200)
Provision for contract adjustments	1,810,557	2,943,470	637,846
Bad debt expense	514,411	450,000	-
(Increase) decrease in:
- contract receivables	(2,287,607)	(18,286,613)	(5,661,388)
- other current assets	314,587	(114,402)	233,414
- income tax receivable	(2,502,431)	-	802,926
- other non-current assets	31,973	42,082	(64,430)
Increase (decrease) in:
- accounts payable	(1,859,530)	822,701	(3,120,409)
- accrued payroll costs	(1,458,928)	1,545,961	149,316
- income taxes payable	(1,375,614)	(98,721)	1,066,930
- billings in excess of revenue	1,237,329	3,396,873	(121,749)
- other accrued liabilities	(936,135)	1,084,505	18,273

Net cash provided by operating activities	13,539	1,010,791	2,433,739

Cash flows provided by (used in) investing activities:
Acquistion of noncontrolling interest of subsidiaries	(908,892)	(637,745)	(1,000,000)
Purchase of Lowham Engineering LLC	-	-	(200,000)
Purchase of Engineering Consulting Services, Inc., net of cash equivalents of $309,487	-	(790,513)	-
Purchase of property, building and equipment	(4,443,962)	(2,476,059)	(1,992,724)
Change in accounts payable due to purchase of equipment	(283,071)	953,749	-
Proceeds from sale of property and equipment	-	322,807	959,200
Sale (purchase) of investment securities, net	102,527	(195,163)	(55,791)

Net cash used in investing activities	(5,533,398)	(2,822,924)	(2,289,315)

Cash flows provided by (used in) financing activities:
Dividends paid	(2,046,657)	(1,814,839)	(1,684,482)
Proceeds from debt	145,401	795,795	468,038
Repayment of debt and capital lease obligations	(974,644)	(945,320)	(778,035)
Net proceeds from line of credit	12,309,335	-	-
Distributions to noncontrolling interests	(1,123,896)	(847,749)	(845,106)
Proceeds from sale of subsidiary shares to noncontrolling interests	41,634	90,368	227,562
Purchase of treasury stock	(363,050)	(1,335,960)	-

Net cash provided by (used in) financing activities	7,988,123	(4,057,705)	(2,612,023)

Effect of exchange rate changes on cash and cash equivalents	(530,336)	52,486	49,908

Net increase (decrease) in cash and cash equivalents	1,937,928	(5,817,352)	(2,417,691)
Cash and cash equivalents at beginning of period	8,529,842	14,347,194	16,764,885

Cash and cash equivalents at end of period	$10,467,770	$8,529,842	$14,347,194

The accompanying notes are an integral part of these consolidated financial statements.

Ecology and Environment, Inc.
Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income

	Class A Common Stock Shares	Class A Common Stock Amount	Class B Common Stock Shares	Class B Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares	Treasury Stock Amount	Noncontrolling Interest	Comprehensive Income

Balance at July 31, 2009	2,677,651	$26,776	1,716,074	$17,162	$20,093,952	$23,290,768	$441,965	307,091	$(2,819,138)	$5,273,455	$6,517,228

Net income	-	-	-	-	-	4,257,607	-	-	-	2,299,060	6,556,667
Foreign currency translation adjustment	-	-	-	-	-	-	423,493	-	-	(59,236)	291,546
Cash dividends paid ($.42 per share)	-	-	-	-	-	(1,747,572)	-	-	-	-	-
Unrealized investment gain, net	-	-	-	-	-	-	23,159	-	-	-	23,159
Conversion of common stock - B to A	7,421	74	(7,421)	(74)	-	-	-	-	-	-	-
Issuance of stock under stock award plan	-	-	-	-	(372,172)	-	-	(42,675)	372,172	-	-
Share-based compensation expense	-	-	-	-	485,945	-	-	-	-	-	-
Tax impact of share based compensation	-	-	-	-	102,737	-	-	-	-	-	-
Sale of subsidiary shares to noncontrolling interests	-	-	-	-	-	-	-	-	-	227,562	-
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	(845,106)	-
Purchase of additional noncontrolling interests	-	-	-	-	(254,181)	-	(72,711)	(66,667)	616,670	(2,526,094)	(72,711)
Other	-	-	-	-	2,919	-	-	3,513	(25,170)	-	-

Balance at July 31, 2010	2,685,072	$26,850	1,708,653	$17,088	$20,059,200	$25,800,803	$815,906	201,262	$(1,855,466)	$4,369,641	$6,798,661

Net income	-	-	-	-	-	6,960,263	-	-	-	1,163,673	8,123,936
Foreign currency translation adjustment	-	-	-	-	-	-	686,380	-	-	12,119	698,499
Cash dividends paid ($.46 per share)	-	-	-	-	-	(1,963,303)	-	-	-	-	-
Unrealized investment gain, net	-	-	-	-	-	-	(11,189)	-	-	-	(11,189)
Conversion of common stock - B to A	79	1	(79)	(1)	-	-	-	-	-	-	-
Repurchase of Class A common stock	-	-	-	-	-	-	-	84,002	(1,335,960)	-	-
Issuance of stock under stock award plan	-	-	-	-	(482,061)	-	-	(55,041)	482,061	-	-
Share-based compensation expense	-	-	-	-	541,175	-	-	-	-	-	-
Sale of subsidiary shares to noncontrolling interests	-	-	-	-	-	-	-	-	-	90,368	-
Issuance of shares to noncontrolling interests	-	-	-	-	-	-	-	-	-	667,000	-
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	(847,749)	-
Purchase of additional noncontrolling interests	-	-	-	-	(135,285)	-	36,092	(39,895)	391,850	(1,531,623)	36,092
Stock award plan forfeitures	-	-	-	-	-	-	-	396	-	-	-

Balance at July 31, 2011	2,685,151	$26,851	1,708,574	$17,087	$19,983,029	$30,797,763	$1,527,189	190,724	$(2,317,515)	$3,923,429	$8,847,338

Net income	-	-	-	-	-	773,579	-	-	-	2,266,171	3,039,750
Foreign currency translation adjustment	-	-	-	-	-	-	(871,476)	-	-	124,455	(747,021)
Cash dividends paid ($.48 per share)	-	-	-	-	-	(2,036,559)	-	-	-	-	-
Unrealized investment gain, net	-	-	-	-	-	-	17,597	-	-	-	17,597
Repurchase of Class A common stock	-	-	-	-	-	-	-	22,825	(363,050)	-	-
Issuance of stock under stock award plan	-	-	-	-	(716,662)	-	-	(62,099)	716,662	-	-
Share-based compensation expense	-	-	-	-	731,583	-	-	-	-	-	-
Tax impact of share based compensation	-	-	-	-	105,988	-	-	-	-	-	-
Sale of subsidiary shares to noncontrolling interests	-	-	-	-	-	-	-	-	-	41,634	-
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	(1,123,896)	-
Purchase of additional noncontrolling interests	-	-	-	-	(351,946)	-	38,532	(5,208)	66,871	(619,775)	38,532
Stock award plan forfeitures	-	-	-	-	-	-	-	3,289	-	-	-

Balance at July 31, 2012	2,685,151	$26,851	1,708,574	$17,087	$19,751,992	$29,534,783	$711,842	149,531	$(1,897,032)	$4,612,018	$2,348,858

The accompanying notes are an integral part of these consolidated financial statements.

Ecology and Environment, Inc.
Notes to Consolidated Financial Statements

1.	Summary of Operations and Basis of Presentation

Ecology and Environment, Inc., ("E & E" or "Company") is a global broad-based environmental consulting firm whose underlying philosophy is to provide professional services worldwide so that sustainable economic and human development may proceed with minimum negative impact on the environment. The Company's staff is comprised of individuals representing 85 scientific, engineering, health, and social disciplines working together in multidisciplinary teams to provide innovative environmental solutions. The Company has completed more than 50,000 projects for a wide variety of clients in 122 countries, providing environmental solutions in nearly every ecosystem on the planet.  Revenues reflected in the Company's consolidated statements of income represent services rendered for which the Company maintains a primary contractual relationship with its customers. Included in revenues are certain services outside the Company's normal operations which the Company has elected to subcontract to other contractors.

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

We reduce our contract receivables and costs and estimated earnings in excess of billings on contracts in process by establishing an allowance for amounts that, in the future, may become uncollectible or unrealizable, respectively. We determine our estimated allowance for uncollectible amounts based on management's judgments regarding our operating performance related to the adequacy of the services performed, the status of change orders and claims, our experience settling change orders and claims and the financial condition of our clients, which may be dependent on the type of client and current economic conditions that the client may be subject to.

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

All bid and proposal and other pre-contract costs are expensed as incurred. Out of pocket expenses such as travel, meals, field supplies, and other costs billed direct to contracts are included in both revenues and cost of professional services. Sales and cost of sales at the Company's South American subsidiaries exclude tax assessments by governmental authorities, which are collected by the Company from its customers and then remitted to governmental authorities.

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

The Company's financial assets or liabilities are measured using inputs from the three levels of the fair value hierarchy.  The asset's or liability's classification within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.  The Company has not elected a fair value option on any assets or liabilities.

The three levels of the hierarchy are as follows:

 Level 1 Inputs – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.  Generally this includes debt and equity securities and derivative contracts that are traded on an active exchange market (e.g., New York Stock Exchange) as well as certain U.S. Treasury and U.S. Government and agency mortgage-backed securities that are highly liquid and are actively traded in over-the-counter markets.  The Company's investment securities classified as Level 1 are comprised of mutual funds.

Level 2 Inputs – Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; or valuations based on models where the significant inputs are observable (e.g., interest rates, yield curves, credit risks, etc.) or can be corroborated by observable market data.  The Company's investment securities classified as Level 2 are comprised of corporate and municipal bonds.

Level 3 Inputs – Valuations based on models where significant inputs are not observable.  The unobservable inputs reflect the Company's own assumptions about the assumptions that market participants would use.

The following table presents the level within the fair value hierarchy at which the Company's financial assets are measured on a recurring basis.

Financial assets as of July 31, 2012:
	Level 1	Level 2	Level 3		Total
Assets
Investment securities available for sale	$1,353,365	$51,217	$	---	$1,404,582

Financial assets as of July 31, 2011:
	Level 1	Level 2	Level 3		Total
Assets
Investment securities available for sale	$1,438,286	$53,173	$	---	$1,491,459

The carrying amount of cash and cash equivalents at July 31, 2012 and 2011 were classified as level 1 and approximate fair value.  Long-term debt consists of bank loans and capitalized equipment leases. The demand loan payable consists of borrowings against the Company's line of credit for working capital requirements.  Based on the Company's assessment of the current financial market and corresponding risks associated with the debt and line of credit borrowings, management believes that the carrying amount of the liabilities at July 31, 2012 and 2011 were classified as level 2 and approximates fair value.  There were no financial instruments classified as level 3.

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

Additionally, the Financial Accounting Standards Board ("FASB") Accounting Standard Codification ("ASC") Topic Income Taxes, prescribes a recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return.   A tax position is a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions shall be recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position will be sustained. Tax positions that meet the more likely than not threshold should be measured using a probability weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. Whether the more-likely-than-not recognition threshold is met for a tax position, is a matter of judgment based on the individual facts and circumstances of that position evaluated in light of all available evidence.  The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in administrative and indirect operating expenses.

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

The total goodwill of approximately $1.2 million is subject to an annual assessment for impairment.  The Company's most recent annual impairment assessment for goodwill was completed during the fourth quarter of fiscal year 2012. The results of this assessment showed that the fair values of the reporting units, using a discounted cash flow method, to which goodwill is assigned was in excess of the book values of the respective reporting units, resulting in the identification of no goodwill impairment. Goodwill is also assessed for impairment between annual assessments whenever events or circumstances make it more likely than not that an impairment may have occurred. The Company identified no events or changes in circumstances during the year that necessitated an evaluation for an impairment of goodwill.

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

6.         Line of Credit

The Company maintains an unsecured line of credit available for working capital and letters of credit of $34 million at interest rates ranging from 2.5% to 5% at July 31, 2012.  The Company guarantees the line of credit of Walsh Environmental Scientists and Engineers, LLC (Walsh).  Its lenders have reaffirmed the Company's lines of credit within the past twelve months.  At July 31, 2012 and 2011, the Company had letters of credit and loans outstanding totaling approximately $14.9 million and $4.1 million, respectively.   After letters of credit and loans, there was $19.1 million of availability under the lines of credit at July 31, 2012.

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

The FASB ASC Topic Income Taxes clarifies the accounting for uncertainty in income taxes and reduces the diversity in current practice associated with the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return by defining a "more-likely-than-not" threshold regarding the sustainability of the position. The first step involves assessing whether the tax position is more likely than not to be sustained upon examination based on the technical merits. The second step involves measurement of the amount to recognize. Tax positions that meet the more likely then not threshold are measured at the largest amount of tax benefit greater than 50% likely of being realized upon ultimate finalization with tax authorities.

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

The Company files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. In fiscal year 2010, the Internal Revenue Service (IRS) completed the audit for fiscal year 2008 with no proposed changes. In fiscal year 2011, the IRS completed the audit for fiscal year 2009 with no proposed changes. In October 2012, the IRS completed an examination of the fiscal year 2010 income tax return, which was settled without material adjustment.  The Company's tax matters for the fiscal years 2011 and 2012 remain subject to examination by the IRS. In fiscal year 2012, the Company was audited by New York State for fiscal years 2008 through 2010 and this examination has been completed with no changes.  The Company's tax matters in other material jurisdictions remain subject to examination by the respective state, local, and foreign tax jurisdiction authorities. No waivers have been executed that would extend the period subject to examination beyond the period prescribed by statute.

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

The Company's Board of Directors approved a 200,000 share repurchase program in August 2010 in which 93,173 shares remain available for repurchase.

d.	Noncontrolling Interest

The Company's noncontrolling interest is disclosed as a separate component of the Company's consolidated equity on the balance sheets. Earnings and other comprehensive income are separately attributed to both the controlling and noncontrolling interests.  Earnings per share is calculated based on net income attributable to the Company's controlling interest.

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

Effects of changes in E & E's ownership interest in its subsidiaries on E&E's equity:

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

12.	Shareholders' Equity - Restrictive Agreement

Messrs. Gerhard J. Neumaier, Silvestro, Frank, and Strobel entered into a Stockholders' Agreement dated May 12, 1970, as amended January 24, 2011, which governs the sale of certain shares of common stock owned by them and the children of those individuals.  The Agreement provides that prior to accepting a bona fide offer to purchase the certain covered part of their shares, each party must first allow the other members to the Agreement the opportunity to acquire on a pro rata basis, with right of over-allotment, all of such shares covered by the offer on the same terms and conditions proposed by the offer.

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

Contributions to the Parent Company's defined contribution plan and supplemental retirement plan are discretionary and determined annually by the Board of Directors. Walsh's defined contribution plan provides for mandatory employer contributions to match 100% of employee contributions up to 4% of each participant's compensation.  The total expense under the plans for fiscal years 2012, 2011, and 2010 was approximately $1.8 million, $2.2 million, and $2.0 million, respectively.

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

16.      Segment Reporting

Segment information for fiscal year ended July 31, 2012 are as follows:

Geographic information:

	Revenue (1)	Gross Long- Lived Assets

United States	$98,558,000	$29,506,000
Foreign countries	56,852,000	5,191,000

(1)  Revenue is attributed to countries based on the location of the customers.  Revenues in the most significant foreign countries for fiscal year ended July 31, 2012 includes $17.2 million in Peru, $15.7 million in Brazil and $11.3 million in Chile.

Segment information for fiscal year ended July 31, 2011 are as follows:

Geographic information:

	Revenue	Gross Long- Lived Assets

United States	$115,041,000	$27,872,000
Foreign countries	54,132,000	5,062,000

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

On September 21, 2012 the Colorado Department of Public Health and Environment (the "Department") issued a proposed Compliance Order on Consent (the "Consent Order") to the City and County of Denver ("Denver") and to Walsh Environmental Scientists & Engineers LLC ("Walsh Environmental").  Walsh Environmental is a majority-owned subsidiary of Ecology and Environment, Inc.  The proposed Consent Order concerns construction improvement activities of certain property owned by Denver which was the subject of asbestos remediation.  Denver had entered into a contract with Walsh Environmental for Walsh Environmental to provide certain environmental consulting services (asbestos monitoring services) in connection with the asbestos containment and/or removal performed by other contractors at Denver's real property.  The Consent Order, among other provisions, proposes a violation penalty of $216,000, jointly and severally to be paid by Denver and Walsh Environmental.  Under Walsh's Environmental consulting contract with Denver, Walsh Environmental has agreed to indemnify Denver for certain liabilities which would include the imposition of this proposed penalty.  Walsh Environmental has put its professional liability carrier on notice of this claimed penalty.  At this time, neither Walsh nor Denver have filed a response to the September 21, 2012 draft Consent Order.  It is the position of Walsh Environmental that it has fully complied with all applicable Colorado laws, regulations and statutes in connection with its role as an environmental consultant to Denver and the claimed violations are not applicable to the activities of Walsh in connection with its environmental consulting contract with Denver.  The Company believes that this administrative proceeding involving Walsh Environmental will not have an adverse material effect upon the operations of the Company.

On February 4, 2011 the Chico Mendes Institute of Biodiversity Conservation of Brazil (the "Institute") issued a Notice of Infraction to Ecology and Environment do Brasil LTDA ("E & E Brasil").  E & E Brasil is a majority-owned subsidiary of Ecology and Environment, Inc.  The Notice of Infraction concerns the taking and collecting species of wild animal specimens without authorization by the competent authority and imposes a fine of 520,000 Reais, which has a value of approximately $255,000 at July 31, 2012.  No claim has been made against Ecology and Environment, Inc.  The Institute has also filed Notices of Infraction against four employees of E & E Brasil alleging the same claims and has imposed fines against those individuals that, in the aggregate, are equal to the fine imposed against E & E  Brasil.  E & E Brasil has filed administrative responses with the Institute for itself and its employees that: (a) denies the jurisdiction of the Institute, (b) states that the Notice of Infraction is constitutionally vague and (c) affirmatively stated that E & E Brasil had obtained the necessary permits for the surveys and collections of specimens under applicable Brazilian regulations and that the protected conservation area is not clearly marked to show its boundaries.  At this time, E & E Brasil has attended one meeting where depositions were taken. The Company believes that these administrative proceedings in Brazil will not have an adverse material effect upon the operations of the Company.

18.	Supplemental Cash Flow Information Disclosure

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  Cash paid for interest amounted to approximately $395,000, $343,000 and $224,000 for the fiscal years ended July 31, 2012, 2011 and 2010, respectively.  Cash paid for income taxes amounted to approximately $6.5 million, $5.6 million and $1.5 million for the fiscal years ended July 31, 2012, 2011 and 2010, respectively.  Of the $2.0 million in dividends paid by the Company in the fiscal year ended July 31, 2012, approximately $1.0 million was accrued in accounts payable as of July 31, 2011.  Of the $1.8 million in dividends paid by the Company in the fiscal year ended July 31, 2011, approximately $.9 million was included in accounts payable as of July 31, 2010. In July 2012, the Company declared a dividend of $1.0 million which was accrued in accounts payable.  On December 14, 2011, the Company increased its capital investment in its Brazilian subsidiary (Ecology and Environment do Brasil, LTDA.) by $1.5 million, which increased the Company's ownership in the entity to 68%.  The Company also purchased an additional 4% of the entity from its president for approximately $180,000, which increased the Company's ownership in the entity to 72%.  The Brazilian company has experienced increased revenue growth and the additional investment of $1.5 million will be used for working capital needs in the country.

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

On January 4, 2012, the Company purchased an additional 1.3% of Walsh from noncontrolling shareholders for approximately $254,000.  Two thirds of the purchase price was paid in cash while the remaining one third was paid for with E&E stock.  With this purchase E&E's ownership share in Walsh increased to approximately 86% of that company.

On December 14, 2011, the Company increased its capital investment in its Brazilian subsidiary (Ecology and Environment do Brasil, LTDA.) by $1.5 million USD, which increased the Company's ownership in the entity to 68%.  The Company also purchased an additional 4% of the entity from its president for approximately $180,000 USD, which increased the Company's ownership in the entity to 72%.  The Brazilian company has experienced increased revenue growth and the $1.5 million investment will be used for working capital needs in the country.

On November 18, 2011, the Company purchased an additional 3.9% of Walsh Peru from noncontrolling shareholders for approximately $432,000.  The entire purchase price was paid in cash.

On June 6, 2011, the Company purchased an additional 1.1% of Walsh from noncontrolling shareholders for approximately $219,000.  The Company paid one third in cash, one third in a two-year note, and issued E&E stock for the remaining one third of the sale price.  With this purchase E&E's ownership share in Walsh increased to approximately 85% of that company.

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

On August 23, 2010 the Company purchased a 60% ownership interest in ECSI, LLC, a Lexington, Kentucky based engineering and environmental consulting company that specializes in mining work.  The Company paid $1.0 million for this ownership interest and contributed the assets into a newly formed company.  The company was consolidated into the Company's financial reporting beginning in the first quarter of fiscal year 2011.

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

In June 2011, the FASB issued ASU No. 2011-05 Comprehensive Income (Topic 220): Presentation of Comprehensive Income ("ASU 2011-05"). ASU 2011-05 increases the prominence of other comprehensive income in financial statements. Under ASU 2011-05, companies will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. ASU 2011-05 eliminates the option to present other comprehensive income in the statement of changes in equity and is applied retrospectively. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-05 to have a significant impact on its consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU provides a consistent definition of fair value to ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS.  This standard changes certain fair value measurement principles and enhances the disclosure requirements.  ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and should be applied prospectively.  The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

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

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 promulgated under the Exchange Act.  Based upon this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were (1) designed to ensure that material information relating to our Company is accumulated and made known to our management, including our chief executive officer and chief financial officer, in a timely manner, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.

Item 13.  Certain Relationships and Related Transactions and Director Independence

Director Gerard A. Gallagher, Jr.'s son Gerard A. Gallagher, III, serves as a Senior Vice President with the Company and received aggregate compensation of $175,179 for his services during fiscal year 2012.  The Company believes that compensation for him is commensurate with his peers and his relationships during 2012 were reasonable and in the best interest of the Company.  The Company's Board of Directors has reviewed the independence of its members under the NASDAQ listing standards and has determined that Messrs. Cellino, Butler and Gross are independent.

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECOLOGY AND ENVIRONMENT, INC.

Dated: March 12, 2013	/s/ Kevin S. Neumaier
Kevin S. Neumaier President and Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description
EX-31.1	Certification of Principal Executive Officer
EX-31.2	Certification of Principal Financial Officer
EX-32.1	Certification of Principal Executive Officer
EX-32.2	Certification of Principal Financial Officer
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxanomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extention Presentation Linkbase