Form 10-Q
period 2013-01-31
ECOLOGY & ENVIRONMENT INC
filed 2013-03-18
CIK 809933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2013

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

At March 1, 2013, 2,607,427 shares of Registrant's Class A Common Stock (par value $.01) and 1,643,773 shares of Class B Common Stock (par value $.01) were outstanding.

Ecology and Environment, Inc.
Consolidated Balance Sheets

	Unaudited	Audited
Assets	January 31, 2013	July 31, 2012

Current assets:
Cash and cash equivalents	$9,863,490	$10,467,770
Investment securities available for sale	2,948,968	1,404,582
Contract receivables, net	51,649,264	61,568,443
Deferred income taxes	5,800,688	4,799,724
Income tax receivable	-	2,502,431
Other current assets	2,927,175	1,802,843

Total current assets	73,189,585	82,545,793

Property, building and equipment, net of accumulated depreciation, $23,658,297 and $22,584,958, respectively	11,831,210	12,112,078
Deferred income taxes	685,245	860,499
Other assets	1,984,791	1,993,785

Total assets	$87,690,831	$97,512,155

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$7,765,179	$11,492,602
Line of credit	6,758,538	12,309,335
Accrued payroll costs	7,953,932	7,529,728
Income taxes payable	322,099	-
Current portion of long-term debt and capital lease obligations	502,757	488,460
Billings in excess of revenue	6,688,299	8,281,919
Other accrued liabilities	3,668,800	3,932,588

Total current liabilities	33,659,604	44,034,632

Income taxes payable	194,023	194,023
Deferred income taxes	358,660	423,324
Long-term debt and capital lease obligations	280,901	102,635
Commitments and contingencies (see note #17)	-	-

Shareholders' equity:
Preferred stock, par value $.01 per share; authorized - 2,000,000 shares; no shares issued	-	-
Class A common stock, par value $.01 per share; authorized - 6,000,000 shares; issued - 2,685,151 shares	26,851	26,851
Class B common stock, par value $.01 per share; authorized - 10,000,000 shares; issued - 1,708,574 shares	17,087	17,087
Capital in excess of par value	19,844,245	19,751,992
Retained earnings	30,669,856	29,534,783
Accumulated other comprehensive income	1,042,905	711,842
Treasury stock - Class A common, 77,724 and 84,730 shares; Class B common, 64,801 shares, at cost	(1,798,233)	(1,897,032)

Total Ecology and Environment, Inc. shareholders' equity	49,802,711	48,145,523
Noncontrolling interests	3,394,932	4,612,018

Total shareholders' equity	53,197,643	52,757,541

Total liabilities and shareholders' equity	$87,690,831	$97,512,155

The accompanying notes are an integral part of these consolidated financial statements.

Ecology and Environment, Inc.
Consolidated Statements of Income
Unaudited

	Three months ended January 31, 2013	Three months ended January 31, 2012	Six months ended January 31, 2013	Six months ended January 31, 2012

Revenue	$36,151,483	$40,173,399	$72,973,251	$82,485,205

Cost of professional services and other direct operating expenses	12,339,950	12,769,082	25,647,950	28,346,785
Subcontract costs	5,411,710	9,587,945	12,427,068	18,700,085
Administrative and indirect operating expenses	11,274,618	11,630,073	22,341,132	22,829,327
Marketing and related costs	3,169,380	3,883,727	7,043,535	7,826,007
Depreciation and amortization	600,479	435,202	1,183,767	876,039

Income from operations	3,355,346	1,867,370	4,329,799	3,906,962
Interest expense	(101,356)	(83,676)	(185,106)	(163,976)
Interest income	52,692	20,184	111,112	31,866
Other income	19,668	11,245	13,426	120,523
Net foreign exchange loss	(69,619)	(130,181)	(114,789)	(126,849)

Income before income tax provision	3,256,731	1,684,942	4,154,442	3,768,526
Income tax provision	1,325,589	381,867	1,680,204	1,060,184

Net income	$1,931,142	$1,303,075	$2,474,238	$2,708,342

Net income attributable to noncontrolling interests	(20,056)	(799,571)	(320,625)	(1,045,061)

Net income attributable to Ecology and Environment, Inc.	$1,911,086	$503,504	$2,153,613	$1,663,281

Net income per common share: basic and diluted	$0.45	$0.12	$0.51	$0.39

Weighted average common shares outstanding: basic and diluted	4,246,371	4,242,108	4,245,191	4,222,776

The accompanying notes are an integral part of these consolidated financial statements.

Ecology and Environment, Inc.
Consolidated Statements of Cash Flows
Unaudited

	Six months ended January 31, 2013	Six months ended January 31, 2012

Cash flows from operating activities:
Net income	$2,474,238	$2,708,342
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	1,183,767	876,039
Benefit for deferred income taxes	(890,374)	(43,030)
Share based compensation expense	255,985	379,860
Tax impact of share-based compensation	-	105,988
Gain on sale of assets	(9,100)	-
Provision for contract adjustments	(21,987)	81,090
Decrease (increase) in:
- contract receivables	10,292,264	5,375,266
- other current assets	(1,089,053)	(557,303)
- income tax receivable	2,502,431	(1,400,388)
- other non-current assets	12,596	(13,341)
(Decrease) increase in:
- accounts payable	(2,107,668)	(2,851,075)
- accrued payroll costs	343,709	(836,922)
- income taxes payable	321,911	(1,374,239)
- billings in excess of revenue	(1,694,637)	1,481,525
- other accrued liabilities	(302,702)	(946,090)

Net cash provided by operating activities	11,271,380	2,985,722

Cash flows (used in) provided by investing activities:
Acquistion of noncontrolling interest of subsidiaries	(577,272)	(817,549)
Purchase of property, building and equipment	(1,336,581)	(2,575,534)
(Purchase) sale of investment securities, net	(1,536,550)	119,888

Net cash used in investing activities	(3,450,403)	(3,273,195)

Cash flows (used in) provided by financing activities:
Dividends paid	(2,037,323)	(2,046,657)
Proceeds from debt	-	298,648
Repayment of debt and capital lease obligations	(230,050)	(637,955)
Net (payments on) proceeds from line of credit	(5,543,495)	6,500,000
Distributions to noncontrolling interests	(808,429)	(345,093)
Proceeds from sale of subsidiary shares to noncontrolling interests	-	41,634
Purchase of treasury stock	-	(363,050)

Net cash (used in) provided by financing activities	(8,619,297)	3,447,527

Effect of exchange rate changes on cash and cash equivalents	194,040	82,516

Net (decrease) increase in cash and cash equivalents	(604,280)	3,242,570
Cash and cash equivalents at beginning of period	10,467,770	8,529,842

Cash and cash equivalents at end of period	$9,863,490	$11,772,412

Supplemental disclosure of cash flow information:
Cash paid during the year for:
- Interst	$179,573	$156,877
- Income Taxes	284,285	3,203,308
Supplemental disclosure of non-cash items:
Dividends declared and not paid	1,018,783	1,028,881
Acquistion of noncontrolling interest of subsidiaries - Loan	212,401	795,856
Charge in accounts payable due to equipment purchases	670,678	(10,392)

The accompanying notes are an integral part of these consolidated financial statements.

Ecology and Environment, Inc.
Consolidated Statements of Changes in Shareholders' Equity
Unaudited

	Class A Common Stock Shares	Class A Common Stock Amount	Class B Common Stock Shares	Class B Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares	Treasury Stock Amount	Noncontrolling Interest

Balance at July 31, 2011	2,685,151	$26,851	1,708,574	$17,087	$19,983,029	$30,797,763	$1,527,189	190,724	$(2,317,515)	$3,923,429

Net income	-	-	-	-	-	773,579	-	-	-	2,266,171
Foreign currency translation adjustment	-	-	-	-	-	-	(871,476)	-	-	124,455
Cash dividends paid ($.48 per share)	-	-	-	-	-	(2,036,559)	-	-	-	-
Unrealized investment gain, net	-	-	-	-	-	-	17,597	-	-	-
Repurchase of Class A common stock	-	-	-	-	-	-	-	22,825	(363,050)	-
Issuance of stock under stock award plan	-	-	-	-	(716,662)	-	-	(62,099)	716,662	-
Share-based compensation expense	-	-	-	-	731,583	-	-	-	-	-
Tax impact of share based compensation	-	-	-	-	105,988	-	-	-	-	-
Sale of subsidiary shares to noncontrolling interests	-	-	-	-	-	-	-	-	-	41,634
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	(1,123,896)
Purchase of additional noncontrolling interests	-	-	-	-	(351,946)	-	38,532	(5,208)	66,871	(619,775)
Stock award plan forfeitures	-	-	-	-	-	-	-	3,289	-	-

Balance at July 31, 2012	2,685,151	$26,851	1,708,574	$17,087	$19,751,992	$29,534,783	$711,842	149,531	$(1,897,032)	$4,612,018

Net income	-	-	-	-	-	2,153,613	-	-	-	320,625
Foreign currency translation adjustment	-	-	-	-	-	-	312,405	-	-	342
Cash dividends paid ($.24 per share)	-	-	-	-	-	(1,018,540)	-	-	-	-
Unrealized investment gain, net	-	-	-	-	-	-	18,658	-	-	19,258
Share-based compensation expense	-	-	-	-	255,985	-	-	-	-	-
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	(808,429)
Purchase of additional noncontrolling interests	-	-	-	-	(163,732)	-	-	(7,804)	98,799	(748,882)
Stock award plan forfeitures	-	-	-	-	-	-	-	798	-	-

Balance at January 31, 2013	2,685,151	$26,851	1,708,574	$17,087	$19,844,245	$30,669,856	$1,042,905	142,525	$(1,798,233)	$3,394,932

 The accompanying notes are an integral part of these consolidated financial statements.

Ecology and Environment, Inc.
Consolidated Statements of Comprehensive Income
Unaudited

	Three months ended January 31, 2013	Three months ended January 31, 2012	Six months ended January 31, 2013	Six months ended January 31, 2012

Comprehensive income (loss):
Net income including noncontrolling interests	$1,931,142	$1,303,075	$2,474,238	$2,708,342
Foreign currency translation adjustments	195,755	(89,074)	312,747	(275,368)
Unrealized investment gain (loss), net	(2,700)	19,834	37,916	19,612

Comprehensive income	2,124,197	1,233,835	2,824,901	2,452,586
Comprehensive income attributable to noncontrolling interests	(44,828)	(839,047)	(340,225)	(1,084,684)

Comprehensive income attributable to Ecology and Environment, Inc.	$2,079,369	$394,788	$2,484,676	$1,367,902

 The accompanying notes are an integral part of these consolidated financial statements.

Ecology and Environment, Inc.
Notes to Consolidated Financial Statements

1.	Organization and Basis of Presentation

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

The consolidated financial statements included herein have been prepared by Ecology and Environment, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature.  The Company follows the same accounting policies in preparation of interim reports. Although E&E believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in E&E's 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The consolidated results of operations for the three and  six months ended January 31, 2013 are not necessarily indicative of the results for any subsequent period or the entire fiscal year ending July 31, 2013.

Certain prior year amounts were reclassified to conform to the consolidated financial statement presentation for the six months ended January 31, 2013.

2.	Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2011-05 Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 increases the prominence of other comprehensive income in financial statements. Under ASU 2011-05, companies will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. ASU 2011-05 eliminates the option to present other comprehensive income in the statement of changes in equity and is applied retrospectively. ASU 2011-05 is effective for fiscal years beginning after December 15, 2011, and for interim periods within those fiscal years. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

3.         Cash and Cash Equivalents

The Company invests cash in excess of operating requirements in income-producing short-term investments. At January 31, 2013 and July 31, 2012, money market funds of approximately $2.3 million and $2.2 million, respectively, are included in cash and cash equivalents in the accompanying consolidated balance sheets.

4.	Fair Value of Financial Instruments

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

The availability of observable market data is monitored to assess the appropriate classification of financial instruments within the fair value hierarchy.  Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another.  In such instances, the transfer is reported at the beginning of the reporting period.  The Company evaluated the significance of transfers between levels based upon the nature of the financial instrument.  For the three months ended January 31, 2013 and fiscal year ended July 31, 2012 there were no transfers in or out of levels 1, 2 or 3, respectively.

The fair value of the Company’s assets and liabilities that are measured at fair value on a recurring basis is summarized by level within the fair value hierarchy in the following table.

	January 31, 2013
	Level 1	Level 2	Level 3		Total
Assets
Investment securities available for sale	$1,322,116	$1,626,852	$	---	$2,948,968

	July 31, 2012
	Level 1	Level 2	Level 3		Total
Assets
Investment securities available for sale	$1,353,365	$51,217	$	---	$1,404,582

The carrying amount of cash and cash equivalents at January 31, 2013 and July 31, 2012 were classified as level 1 and approximate fair value.  Long-term debt consists of bank loans and capitalized equipment leases. The demand loan payable consists of borrowings against the Company’s line of credit for working capital requirements.  Based on the Company's assessment of the current financial market and corresponding risks associated with the debt and line of credit borrowings, management believes that the carrying amount of the liabilities at January 31, 2013 and July 31, 2012 were classified as level 2 and approximates fair value.  There were no financial instruments classified as level 3.

Investment securities have been classified as available for sale and are stated at fair value. Unrealized gains or losses related to investment securities available for sale are reflected in accumulated other comprehensive income, net of applicable income taxes in the consolidated balance sheets and statements of changes in shareholders' equity. The cost basis of securities sold is based on the specific identification method. The Company had gross unrealized gains of approximately $0.1 million at January 31, 2013 and July 31, 2012.

5.	Revenue and Contract Receivables, net

Revenue Recognition

Substantiallyall of the Company's revenue is derived from environmental consulting work. The consulting revenue is principally derived from the sale of labor hours. The consulting work is performed under a mix of fixed price, cost-type, and time and material contracts. Contracts are required from all customers. Revenue is recognized as follows:

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

The Company reduces contract receivables and revenues by establishing an allowance for billed and earned contract revenues that may become unrealizable in the future.  Management reviews contract receivables and determines allowance amounts based on historical experience, geopolitical considerations, client acknowledgment of the amount owed, client ability to pay, relationship history with the client and the probability of payment.

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

Contract Receivables, Net

Contract receivables, net are summarized in the following table.

	January 31, 2013	July 31, 2012

Contract Receivables:
Billed	$35,556,793	$42,977,016
Unbilled	26,308,875	28,829,818
	61,865,668	71,806,834

Allowance for doubtful accounts and contract adjustments	(10,216,404)	(10,238,391)

Total contract receivables, net	$51,649,264	$61,568,443

Billed Contract Receivables

Billed contract receivables included $7.7 million and $14.5 million of amounts due under contracts with clients in the Middle East at January 31, 2013 and July 31, 2012, respectively. Billed contract receivables also included $1.9 million of billings in excess of revenue associated with clients within the Middle East at July 31, 2012.

Billed contract receivables include contractual retainages of approximately $0.2 million at January 31, 2013 and July 31, 2012, which are expected to be collected within one year.

Unbilled Contract Receivables

Unbilled contract receivables include amounts recorded as earned revenue that are not yet billed as of period-end, including contract costs not yet included in provisional billings and contractual fees not yet processed.  Unbilled contract receivables included $6.5 million and $2.8 million of amounts due under contracts with clients in Asia at January 31, 2013 and July 31, 2012, respectively.

Allowance for Doubtful Accounts and Contract Adjustments

Activity within the allowance for doubtful accounts includes provision for bad debts that are recorded within administrative and indirect operating expenses and contract adjustments that are recorded as direct adjustments to revenue in the consolidated statements of income.

An analysis of the allowance for doubtful accounts and contract adjustments is summarized in the following table.

	Three Months ended January 31,		Six Months ended January 31,
	2013	2012	2013	2012

Balance at beginning of period	$11,322,000	$7,850,597	$10,238,391	$6,755,087
Net change recorded during the period	(1,105,596)	(118,525)	(21,987)	976,985
Balance at end of period	$10,216,404	$7,732,072	$10,216,404	$7,732,072

6.	Goodwill

Goodwill of approximately $1.2 million is recorded in other assets on the consolidated balance sheet.  Goodwill is subject to an annual assessment for impairment.  The Company’s most recent annual impairment assessment for goodwill was completed during the fourth quarter of fiscal year 2012. The results of this assessment showed that the fair values of the reporting units, using a discounted cash flow method, to which goodwill is assigned was in excess of the book values of the respective reporting units, resulting in the identification of no goodwill impairment. Goodwill is also assessed for impairment between annual assessments whenever events or circumstances make it more likely than not that an impairment may have occurred. The Company identified no events or changes in circumstances during the six months ended January 31, 2013 that necessitated an evaluation for an impairment of goodwill.

7.	Lines of Credit

Unsecured lines of credit are summarized in the following table.

	January 31, 2013	July 31, 2012

Cash draws, recorded as lines of credit on the consolidated balance sheet	$6,758,538	$12,309,335
Letters of credit	1,577,931	2,615,415

Total amounts drawn under lines of credit	8,336,469	14,924,750
Remaining amounts available under lines of credit	26,032,531	19,444,250

Total approved unsecured lines of credit	$34,369,000	$34,369,000

Contractual interest rates ranged from 2.5% to 3% at January 31, 2013 and 2.5% to 5% at July 31, 2012.  The Company’s lenders have reaffirmed the lines of credit within the past twelve months.

8.	Debt and Capital Lease Obligations

Debt and capital lease obligations are summarized in the following table.

	January 31, 2013	July 31, 2012

Various bank loans and advances at interest rates ranging from 5% to 14%	$524,557	$372,744
Capital lease obligations at varying interest rates averaging 11%	259,101	218,351
	783,658	591,095

Current portion of long-term debt and capital lease obligations	(502,757)	(488,460)

Long-term debt and capital lease obligations	$280,901	$102,635

The aggregate maturities of long-term debt and capital lease obligations at January 31, 2013 are summarized in the following table.

Amount

February 2013 – January 2014	$502,757
February 2014 – January 2015	198,455
February 2015 – January 2016	82,446
February 2016 – January 2017	---
February 2017 – January 2018	---
Thereafter	---
$783,658

9.	Income Taxes

The estimated effective tax rate for the six months ended January 31, 2013 and January 31, 2012 was 40.5% and 28.1% respectively. The increase is mainly a result of one-time favorable tax settlements of approximately $0.3 million during the six months ended January 31, 2012, and a one-time unfavorable tax settlement of approximately $0.1 million during the six months ended January 31, 2013, along with decreased income from foreign entities in countries with a lower effective tax rate than in the U.S.

10.	Other Accrued Liabilities

Other accrued liabilities are summarized in the following table.

	January 31, 2013	July 31, 2012

Allowance for contract adjustments	$2,724,474	$2,724,474
Other	944,326	1,208,114

Total other accrued liabilities	$3,668,800	$3,932,588

The allowance for contract adjustments represents potential disallowances on amounts billed and collected related to current and prior years' projects, resulting from contract disputes and government audits.  Allowances for contract adjustments are recorded when the amounts are estimatable.

11.	Stock Award Plan

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

The Company awarded 62,099 shares valued at approximately $0.9 million in October 2011 pursuant to the Award Plan. These awards issued have a three year vesting period. The "pool" of excess tax benefits accumulated in Capital in Excess of Par Value was $0.3 million at January 31, 2013 and July 31, 2012.   Total gross compensation expense is recognized over the vesting period. Unrecognized compensation expense was approximately $0.5 million and $0.8 million at January 31, 2013 and July 31, 2012, respectively.

12.	Shareholders' Equity

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

Cash Dividend

The Company declared cash dividends of approximately $1.0 million and $2.0 million in fiscal years 2013 and 2012, respectively.  Within accounts payable, the Company recorded outstanding dividend payables at July 31, 2012 of approximately $1.0 million which was paid in August 2012.

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

On January 28, 2013 the Company purchased an additional 1.3% of Walsh Environmental Scientists & Engineers, LLC (Walsh) from noncontrolling shareholders for approximately $0.3 million.  Two thirds of the purchase price was paid in cash while the remaining one third was paid for with E&E stock.  On December 28, 2012, Gustavson Associates, LLC (Gustavson), a subsidiary of Walsh, purchased an additional 6.7% of its shares from noncontrolling shareholders for approximately $0.4  million.  Half of the purchase price was paid in cash and Gustavson issued a three year note for the other half.  On December 17, 2012 the Company purchased an additional 0.9% of Walsh from noncontrolling shareholders for approximately $0.2 million. The entire purchase price was paid in cash.  In the three months ending October 31, 2012, Lowham-Walsh Engineering & Environment Services LLC (Lowham), a subsidiary of Walsh, purchased shares from noncontrolling interest for which the Company paid cash of less than $0.1 million.

On January 4, 2012, the Company purchased an additional 1.3% of Walsh from noncontrolling shareholders for approximately $0.3 million.  Two thirds of the purchase price was paid in cash while the remaining one third was paid for with E&E stock.   On December 14, 2011, the Company purchased an additional 4.0% of Ecology and Environment do Brasil LTDA (E&E Brasil) from noncontrolling shareholders for approximately $0.2 million.  The entire purchase price was paid in cash.  On November 18, 2011, the Company purchased an additional 3.9% of Walsh Peru from noncontrolling shareholders for approximately $0.4 million.  The entire purchase price was paid in cash.  There were three additional purchases of noncontrolling interest in fiscal year 2012 for which the Company paid cash of approximately $0.1 million.

Transactions with noncontrolling shareholders for the six months ended January 31, 2013 and fiscal year ended July 31, 2012 were recorded at amounts that approximated fair value.  Effects on shareholders’ equity resulting from changes in E&E’s ownership interest in its subsidiaries are summarized in the following table.

	Six months ended January 31, 2013		Fiscal year ended July 31, 2012
Net increase in shareholders’ equity due to transfers to noncontrolling interest:
Sale of 600 Gustavson common shares	$	---	$41,634
Total transfers to noncontrolling interest		---	41,634

Net increases (decreases) in shareholders’ equity due to transfers from noncontrolling interest:
Purchase of 152 Walsh common shares, net of translation adjustments		---	(76,037)
Purchase of 496 Walsh common shares, net of translation adjustments		---	(277,514)
Purchase of 5,389 Brazil common shares		---	77,539
Purchase of 26,482 Walsh Peru common shares, net of translation adjustments		---	(238,677)
Purchase of 166 Walsh common shares, net of translation adjustments		---	(97,634)
Purchase of 25 Gestion Ambiental Consultores common shares		---	(7,452)
Purchase of 75 Lowham common shares		(30,002)	---
Purchase of 370 Walsh common shares		(182,125)	---
Purchase of 2,800 Gustavson common shares		(293,102)	---
Purchase of 495 Walsh common shares		(243,653)	---
Total transfers from noncontrolling interest, net of translation adjustments		(748,882)	(619,775)

Transfers to (from) noncontrolling interest, net of translation adjustments		$(748,882)	$(578,141)

13.	Accumulated Comprehensive Income

Accumulated comprehensive income is summarized in the following table.

	January 31, 2013	July 31, 2012

Foreign Currency Translation Adjustment	$981,418	$669,013
Unrealized investment gain, net	61,487	42,829

Total accumulated comprehensive income	$1,042,905	$711,842

14.	Earnings Per Share

Basic and diluted EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.  The Company allocates undistributed earnings between the classes on a one-to-one basis when computing earnings per share.  As a result, basic and fully diluted earnings per Class A and Class B shares are equal amounts.
The computation of basic earnings per share reconciled to diluted earnings per share follows:

	Three months ended January 31,		Six months ended January 31
	2013	2012	2013	2012

Total income available to Ecology and Environment, Inc.	$1,911,086	$503,504	$2,153,613	$1,663,281
Dividend declared	1,018,540	1,017,776	1,018,540	1,017,776
Undistributed earnings	$892,546	$(514,272)	$1,135,073	$645,505

Weighted-average common shares outstanding (basic)	4,246,371	4,242,108	4,245,191	4,222,776

Distributed earnings per share	$.24	$.24	$.24	$.24
Undistributed earnings per share	.21	(.12)	.27	.15
Total earnings per share	$.45	$.12	$.51	$.39

After consideration of all the rights and privileges of the Class A and Class B stockholders discussed in Note 12, in particular the right of the holders of the Class B common stock to elect no less than 75% of the Board of Directors making it highly unlikely that the Company will pay a dividend on Class A common stock in excess of Class B common stock, the Company allocates undistributed earnings between the classes on a one-to-one basis when computing earnings per share. As a result, basic and fully diluted earnings per Class A and Class B share are equal amounts.

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

15.	Foreign Currencies

The financial statements of foreign subsidiaries where the local currency is the functional currency are translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for results of operations. Translation adjustments are deferred in accumulated other comprehensive income.  Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. The Company recorded foreign currency transaction losses of approximately $0.1 million for the three months ended January 31, 2013 and January 31, 2012 and for the six months ended January 31, 2013 and January 31, 2012.

The financial statements of foreign subsidiaries located in highly inflationary economies are remeasured as if the functional currency were the U.S. dollar. The remeasurement of local currencies into U.S. dollars creates transaction adjustments which are included in net income. There were no highly inflationary economy translation adjustments for fiscal year 2012 or for the six months ended January 31, 2013.

16.	Segment Reporting

The Company reports segment information based on the geographic location of its customers (for revenues) and the location of its offices (for long-lived assets).  Segment information is summarized in the following tables.

Segment information as of January 31, 2013:	Revenue (1)
	Three months ended January 31, 2013	Six months ended January 31, 2013	Gross Long- Lived Assets as of January 31, 2013

United States	$21,888,000	$45,978,000	$29,983,000
Foreign countries	14,263,000	26,995,000	5,507,000

(1)
Significant foreign revenues include revenues in Peru ($2.2 million and $5.8 million for the three and six months ended January 31, 2013, respectively), Brazil ($3.7 million and $7.8 million for the three and six months ended January 31, 2013, respectively) and Chile ($3.2 million and $5.8 million for the three and six months ended January 31, 2013, respectively).

Segment information as of January 31, 2012:	Revenue (1)
	Three months ended January 31, 2012	Six months ended January 31, 2012	Gross Long- Lived Assets as of January 31, 2012

United States	$24,516,000	$52,946,000	$26,014,000
Foreign countries	15,657,000	29,539,000	5,323,000

(1)
S ignificant foreign revenues include revenues in Peru ($5.5 million and $10.1 million for the three and six months ended January 31, 2012, respectively), Brazil ($3.6 million and $6.9 million for the three and six months ended January 31, 2012, respectively) and Chile ($2.2 million and $4.6 million for the three and six months ended January 31, 2012, respectively).

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

On September 21, 2012 the Colorado Department of Public Health and Environment (the "Department") issued a proposed Compliance Order on Consent (the " Proposed Consent Order") to the City and County of Denver ("Denver") and to Walsh Environmental Scientists and Engineers, LLC (“Walsh”).  Walsh is a majority-owned subsidiary of Ecology and Environment, Inc.  The Proposed Consent Order concerns construction improvement activities of certain property owned by Denver which was the subject of asbestos remediation.  Denver had entered into a contract with Walsh for Walsh to provide certain environmental consulting services (asbestos monitoring services) in connection with the asbestos containment and/or removal performed by other contractors at Denver's real property.  Without admitting liability or the Department’s version of the underlying facts, Walsh on February 13, 2013 entered into a Compliance Order on Consent with the Department and paid a penalty of less than $0.1 million and paid for a Supplemental Environmental Project to benefit the public at large in an amount less than $0.1 million.  Denver was served with a final Compliance Order and Assessment of Administrative Penalty against Denver alone for approximately $0.2 million.  Under Walsh's environmental consulting contract with Denver, Walsh has agreed to indemnify Denver for certain liabilities where Walsh could potentially be held responsible for a portion of the penalty imposed upon Denver.  Walsh has put its professional liability and general liability carriers on notice of this indemnification claim by Denver.  The Company believes that this administrative proceeding involving Walsh will not have an adverse material effect upon the operations of the Company.

On February 4, 2011 the Chico Mendes Institute of Biodiversity Conservation of Brazil (the “Institute”) issued a Notice of Infraction to E & E Brasil.  E & E Brasil is a majority-owned subsidiary of Ecology and Environment, Inc.  The Notice of Infraction concerns the taking and collecting species of wild animal specimens without authorization by the competent authority and imposes a fine of 520,000 Reais, which has a value of approximately $0.3 million at January 31, 2013.  No claim has been made against Ecology and Environment, Inc.  The Institute has also filed Notices of Infraction against four employees of E & E Brasil alleging the same claims and has imposed fines against those individuals that, in the aggregate, are equal to the fine imposed against E & E  Brasil.  E & E Brasil has filed administrative responses with the Institute for itself and its employees that: (a) denies the jurisdiction of the Institute, (b) states that the Notice of Infraction is constitutionally vague and (c) affirmatively stated that E & E Brasil had obtained the necessary permits for the surveys and collections of specimens under applicable Brazilian regulations and that the protected conservation area is not clearly marked to show its boundaries.  At this time, E & E Brasil has attended one meeting where depositions were taken. The Company believes that these administrative proceedings in Brazil will not have an adverse material effect upon the operations of the Company.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Our income before income tax provision was $3.3 million for the three months ended January 31, 2013, which represented a 93% increase from our income before income taxes of $1.7 million for the same period in the prior fiscal year.  A $4.0 million (10%) decrease in contract revenues was more than offset by a $5.5 million (14%) decrease in operating expenses during the current quarter.

For the six months ended January 31, 2013, our income before income tax provision of $4.2 million was 10% higher than income before income tax provision of $3.8 million for the same period in the prior fiscal year.   A $9.5 million (12%) decrease in contract revenues was more than offset by a $10.0 million (13%) decrease in operating expenses during the current period.

During the three months ended January 31, 2013, we received $7.1 million of cash from clients in the Middle East, which related to billed receivables during reporting periods prior to fiscal year 2013.  This resulted in a significant positive impact on our liquidity position and on revenues reported during the second quarter and first half of 2013.  Refer to Results of Operations below for additional commentary.

Liquidity and Capital Resources

Cash and cash equivalents activity and balances are summarized in the following table.

	Six months ended January 31, 2013	Six months ended January 31, 2012
Cash (used in) provided by:
Operating activities	$11,271,380	$2,985,722
Investing activities	(3,450,403)	(3,273,195)
Financing activities	(8,619,297)	3,447,527
Effect of exchange rate changes on cash and cash equivalents	194,040	82,516

Net (decrease) increase in cash and cash equivalents	$(604,280)	$3,242,570

Cash and cash equivalents:
U.S. operations	$5,450,048	$3,847,762
Foreign operations	4,413,442	7,924,650

Total cash and cash equivalents	$9,863,490	$11,772,412

For the six months ended January 31, 2013, cash provided by operations resulted from the following net activity:
•	Net income (after adjustment for non-cash items) provided approximately $3.0 million of operating cash;
•
Net contract receivables decreased approximately $10.3 million, which resulted from cash received on outstanding receivables, including $7.1 million of cash received on outstanding receivables in the Middle East that were billed prior to July 31, 2012, and from lower revenues due to lower sales volume in the energy, mining, state and federal government markets; and

•
Other working capital activity resulted in a net use of $2.0 million of operating cash, due primarily to decreased work levels associated with lower revenue and payment of subcontractor invoices as a result of an improved liquidity position at the Parent Company.

Investment activities during the six months ended January 31, 2013 included:
•	Purchase of $1.5 million of investment securities by a foreign subsidiary;
•	Purchases of property, building and equipment of $1.3 million; and
•	Acquisitions of $0.6 million of noncontrolling interests in two majority-owned subsidiaries, Walsh Environmental Scientists & Engineers, LLC (“Walsh”) and Gustavson Associates, LLC (“Gustavson”).

Financing activities during the six months ended January 31, 2013 included:
•	Repayment of borrowings against our line of credit of $5.5 million, which was made possible by the receipt of cash on outstanding receivables in the Middle East noted above;
•	Dividend payments to common shareholders of $2.0 million; and
•	Distributions to non-controlling interests of $0.8 million.

We have sufficient funds available from cash and available lines of credit in the domestic companies to fund our U. S. operations. We intend to permanently reinvest foreign cash balances into opportunities outside the U.S.  If the foreign cash and cash equivalents were needed to fund domestic operations, we would be required to accrue and pay taxes on any amounts repatriated.

We maintain unsecured lines of credit available for working capital and letters of credit.  Contractual interest rates ranged from 2.5% to 3% at January 31, 2013 and 2.5% to 5% at July 31, 2012.  Our lenders have reaffirmed the lines of credit within the past twelve months.  Our lines of credit are summarized in the following table.

	January 31, 2013	July 31, 2012

Cash draws, recorded as lines of credit on the consolidated balance sheet	$6,758,538	$12,309,335
Letters of credit	1,577,931	2,615,415

Total amounts drawn under lines of credit	8,336,469	14,924,750
Remaining amounts available under lines of credit	26,032,531	19,444,250

Total approved lines of credit	$34,369,000	$34,369,000

During fiscal years prior to 2013, we expended significant resources and working capital on contracts in the Middle East, which resulted in significant billed contract receivables that were not collected during the year and related growth in cash draws on our lines of credit.  During the quarter ended January 31, 2013, we collected approximately $7.1 million of cash related to contract receivables in the Middle East, which enabled us to reduce amounts outstanding under lines of credit.

We believe that cash flows from operations and remaining amounts available under lines of credit will be sufficient to cover all working capital requirements for at least the next twelve months and the foreseeable future.

Results of Operations

Revenue

Contract Revenue

Our revenues are derived primarily from the professional and technical services performed by its employees or, in certain cases, by subcontractors engaged to perform on under contracts entered into with our clients. The revenues recognized, therefore, are derived from our ability to charge clients for those services under the contracts.  Sales and cost of sales at our South American subsidiaries exclude tax assessments by governmental authorities, which are collected from our customers and then remitted to governmental authorities.

Total revenue by contract type is summarized in the following table.

	Three Months ended January 31,		Six Months ended January 31,
	2013	2012	2013	2012
Time and materials	$15,841,401	$19,626,335	$35,161,482	$41,653,287
Fixed price	17,459,737	17,654,246	31,638,790	35,265,397
Cost-type	2,850,345	2,892,818	6,172,979	5,566,521
Total revenue by contract type	$36,151,483	$40,173,399	$72,973,251	$82,485,205

We reduce contract receivables and revenues by establishing an allowance for billed and earned contract revenues that may become unrealizable in the future.  Management reviews contract receivables and determines allowance amounts based on historical experience, geopolitical considerations, client acknowledgment of the amount owed, client ability to pay, relationship history with the client and the probability of payment.  The timing and amount of adjustments recorded to the allowance account may have a material impact on revenues and net income before taxes during a quarterly and annual reporting period, but are not necessarily indicative of current operating results during that period.  Therefore, we exclude these amounts for the purpose of monitoring and analyzing revenues from current operations.

For certain contracts, we bill amounts to clients prior to revenue being earned.  These amounts are included in contract receivables, but are excluded from revenue until they are earned and/or realized in future periods.  The timing and amount of adjustments recorded to billings in excess of revenue may have a material impact on revenues and net income before taxes during a quarterly and annual reporting period, but are not necessarily indicative of current operating results.  Therefore, we exclude these amounts for the purpose of monitoring and analyzing revenues from current operations.

Through July 31, 2012, we recorded approximately $3.9 million of allowances for contract adjustments and approximately $1.9 million of billings in excess of revenue related to contract receivables billed in the Middle East, with corresponding reductions in, or exclusions from, revenues.  During the quarter ended January 31, 2013, we received approximately $7.1 million in cash against these receivables, which resulted in reductions in contract receivables, the allowance for contract adjustments and billings in excess of revenue, with corresponding additions to recorded revenue of approximately $2.9 million for the quarter and six months ended January 31, 2013.

Second Quarter 2013 versus Second Quarter 2012

Revenues for the three months ended January 31, 2013 and 2012 are summarized in the following table.

	Three months ended January 31,
	2013	2012
Revenue associated with current operations:
Parent Company and all wholly owned subsidiaries	$18,998,899	$19,293,724
Walsh	7,015,672	12,020,285
Ecology and Environment do Brasil, Ltda. (Brasil)	4,318,692	4,814,487
Gestion Ambiental Consultores S.A. (GAC)	3,150,139	3,264,773
ECSI, LLC (ECSI)	1,304,865	1,398,239

Total revenues associated with current operations, by entity	34,788,267	40,791,508

Activity related to contract adjustments and billings in excess of revenue	1,363,216	(618,109)

Total revenue per financial statements	$36,151,483	$40,173,399

Excluding the impact on revenue of changes in the allowance for contract adjustments and changes in billings in excess of revenue, the overall decrease in revenues from current operations resulted primarily from the following factors:

•
Lower Walsh revenues from current operations resulted from lower sales volume, particularly within the energy and mining markets. Lower revenue was offset by a $3.2 million reduction in direct cost associated with these contracts.

•
Lower Brasil and GAC revenues from current operations primarily resulted from normal timing differences between billings of contract receivables and recording related revenue.  The decreases noted in the table are offset by revenue earned during the current period that was billed to clients in prior periods.

•
Lower Parent Company and wholly-owned subsidiary revenues from current operations resulted from lower sales volume, particularly within state and federal government markets.  Lower revenue was offset by a $2.4 million reduction in direct cost associated with these contracts.

Six Months Ended January 31, 2013 versus Six Months Ended January 31, 2012

Revenues for the six months ended January 31, 2013 and 2012 are summarized in the following table.

	Six months ended January 31,
	2013	2012
Revenue associated with current operations:
Parent Company and all wholly owned subsidiaries	$41,252,268	$44,467,787
Walsh	14,763,584	23,551,813
Brasil	7,907,266	8,379,019
GAC	4,993,394	5,642,970
ECSI	2,699,186	2,530,856

Total revenues associated with current operations, by entity	71,615,698	84,572,445

Activity related to contract adjustments and billings in excess of revenue	1,357,553	(2,087,240)

Total revenue per financial statements	$72,973,251	$82,485,205

Excluding the impact on revenue of changes in the allowance for contract adjustments and changes in billings in excess of revenue, the overall decrease in revenues from current operations resulted primarily from the following factors:

•
Lower Walsh revenues from current operations resulted from lower sales volume, particularly within the energy and mining markets. Lower revenue was offset by a $6.4 million reduction in direct cost associated with these contracts.

•
Lower Brasil and GAC revenues from current operations primarily resulted from normal timing differences between billings of contract receivables and recording related revenue.  The decreases noted in the table are offset by revenue earned during the current period that was billed to clients in prior periods.

•
Lower Parent Company and wholly-owned subsidiary revenues from current operations resulted from lower sales volume, particularly within state and federal government markets.  Lower revenue was offset by a $3.9 million reduction in direct cost associated with these contracts.

Operating Expenses

Expenses directly associated with services provided under contracts (professional services, subcontract costs and other direct costs) decreased $4.5 million (20%) for the second quarter of 2013 and decreased $8.9 million (19%) for the first half of 2013, as compared with the same periods in the prior year.  These decreases were directly related to lower revenues resulting from lower service levels provided during the six months ended January 31, 2013, as compared with the prior year.

In addition to the activity noted above, we scaled back operations in our Canadian subsidiary in response to a significant reduction in contract activity, which resulted in a general reduction of operating expenses of approximately $0.3 million and $0.4 million for the second quarter of 2013 and the first half of 2013, respectively.

Administrative, marketing and other indirect expenses decreased $1.1 million (7%) for the second quarter of 2013 and decreased $1.3 million (4%) for the first half of 2013, as compared with the same periods in the prior year.  During the first half of 2013, management critically reviewed indirect staffing levels and other expenses necessary to support current project work levels and other key administrative processes, which resulted in reductions of staff counts in certain indirect departments, reduced utilization of contracted services and other cost savings.

Depreciation and amortization expense increased approximately $0.2 million (38%) for the second quarter of 2013 and increased $0.3 million (35%) for the first half of 2013, as compared with the same periods in the prior year.  These increases resulted directly from acquisitions of depreciable assets of $4.4 million and $0.7 million during fiscal year 2012 and the first half of 2013, respectively.

Income Taxes

The estimated effective tax rate for the six months ended January 31, 2013 and January 31, 2012 was 40.5% and 28.1% respectively. The increase is mainly a result of one-time favorable tax settlements of approximately $0.3 million during the six months ended January 31, 2012, and a one-time unfavorable tax settlement of approximately $0.1 million during the six months ended January 31, 2013, along with decreased income from foreign entities in countries with a lower effective tax rate than in the U.S.

Critical Accounting Policies and Use of Estimates

Management's discussion and analysis of financial condition and results of operations discuss our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts, income taxes, impairment of long-lived assets and contingencies.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  Refer to our Annual Report on Form 10-K/A for the fiscal year end July 31, 2012 for a description of our critical accounting policies.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2011-05 Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 increases the prominence of other comprehensive income in financial statements. Under ASU 2011-05, companies will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. ASU 2011-05 eliminates the option to present other comprehensive income in the statement of changes in equity and is applied retrospectively. ASU 2011-05 is effective for fiscal years beginning after December 15, 2011, and for interim periods within those fiscal years. The adoption of this standard did not have a material impact on our consolidated financial statements.

Changes in Corporate Entities

On January 28, 2013, we purchased an additional 1.3% of Walsh from Noncontrolling shareholders for approximately $0.3 million.  Two thirds of the purchase price was paid in cash while the remaining one third was paid for with E&E stock.  With this purchase E&E’s ownership share in Walsh increased to approximately 89% of that company.

On December 27, 2012, Gustavson Associates, a subsidiary of Walsh, purchased an additional 6.7% of its shares from Noncontrolling shareholders for approximately $0.4 million.  Half of the purchase price was paid in cash and Gustavson issued a three year note for the other half.

On December 17, 2012, we purchased an additional 0.9% of Walsh from Noncontrolling shareholders for approximately $0.2 million.  The entire purchase price was paid in cash.

On January 4, 2012, we purchased an additional 1.3% of Walsh from noncontrolling shareholders for approximately $0.3 million.  Two thirds of the purchase price was paid in cash while the remaining one third was paid for with E&E stock.  With this purchase E&E’s ownership share in Walsh increased to approximately 86% of that company.

On December 14, 2011, we increased our capital investment in its Brazilian subsidiary (Ecology and Environment do Brasil, LTDA.) by $1.5 million, which increased our ownership in the entity to 68%.  We also purchased an additional 4% of the entity from its president for approximately $0.2 million, which increased our ownership in the entity to 72%.  The Brazilian company has experienced increased revenue growth and the additional $1.5 million investment will be used for working capital needs in the country.

On November 18, 2011, we purchased an additional 3.9% of Walsh Peru from noncontrolling shareholders for approximately $0.4 million.  The entire purchase price was paid in cash.

Inflation

Inflation has not had a material impact on our business because a significant amount of our contracts are either cost based or contain commercial rates for services that are adjusted annually.

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

Management believes, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Internal Controls

During the first quarter of fiscal year 2013, we implemented a new Enterprise Resource Planning (ERP) system at the majority owned subsidiary in Brasil.  This system went online at all of our domestic operations on January 1, 2012.  Other than the changes related to the implementation of this new system at our subsidiary in Brasil, no other significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 21, 2012 the Colorado Department of Public Health and Environment (the "Department") issued a proposed Compliance Order on Consent (the " Proposed Consent Order") to the City and County of Denver ("Denver") and to Walsh Environmental Scientists and Engineers, LLC (“Walsh”).  Walsh is a majority-owned subsidiary of Ecology and Environment, Inc.  The Proposed Consent Order concerns construction improvement activities of certain property owned by Denver which was the subject of asbestos remediation.  Denver had entered into a contract with Walsh for Walsh to provide certain environmental consulting services (asbestos monitoring services) in connection with the asbestos containment and/or removal performed by other contractors at Denver's real property.  Without admitting liability or the Department’s version of the underlying facts, Walsh on February 13, 2013 entered into a Compliance Order on Consent with the Department and paid a penalty of less than $0.1 million and paid for a Supplemental Environmental Project to benefit the public at large in an amount less than $0.1 million.  Denver was served with a final Compliance Order and Assessment of Administrative Penalty against Denver alone for approximately $0.2 million.  Under Walsh's environmental consulting contract with Denver, Walsh has agreed to indemnify Denver for certain liabilities where Walsh could potentially be held responsible for a portion of the penalty imposed upon Denver.  Walsh has put its professional liability and general liability carriers on notice of this indemnification claim by Denver.  The Company believes that this administrative proceeding involving Walsh will not have an adverse material effect upon the operations of the Company.

On February 4, 2011 the Chico Mendes Institute of Biodiversity Conservation of Brazil (the “Institute”) issued a Notice of Infraction to E & E Brasil.  E & E Brasil is a majority-owned subsidiary of Ecology and Environment, Inc.  The Notice of Infraction concerns the taking and collecting species of wild animal specimens without authorization by the competent authority and imposes a fine of 520,000 Reais, which has a value of approximately $0.3 million at January 31, 2013.  No claim has been made against Ecology and Environment, Inc.  The Institute has also filed Notices of Infraction against four employees of E & E Brasil alleging the same claims and has imposed fines against those individuals that, in the aggregate, are equal to the fine imposed against E & E  Brasil.  E & E Brasil has filed administrative responses with the Institute for itself and its employees that: (a) denies the jurisdiction of the Institute, (b) states that the Notice of Infraction is constitutionally vague and (c) affirmatively stated that E & E Brasil had obtained the necessary permits for the surveys and collections of specimens under applicable Brazilian regulations and that the protected conservation area is not clearly marked to show its boundaries.  At this time, E & E Brasil has attended one meeting where depositions were taken. The Company believes that these administrative proceedings in Brazil will not have an adverse material effect upon the operations of the Company.

Item 2.	Changes in Securities and Use of Proceeds

(e)  Purchased Equity Securities.  The following table summarizes our purchases of our common stock during the six months ended January 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

August	---	$---	---	93,173
September	---	---	---	93,173
October	---	---	---	93,173
November	---	---	---	93,173
December	---	---	---	93,173
January	---	---	---	93,173

Item 3.	Defaults Upon Senior Securities

The Registrant has no information for Item 3 that is required to be presented.

Item 4.	Submission of Matters to a Vote of Security Holders

The Registrant has no information for Item 4 that is required to be presented.

Item 5.	Other Information

The Registrant has no information for Item 5 that is required to be presented.

Item 6.	Exhibits and Reports on Form 8-K

(a)	- 31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
- 31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
- 32.1 Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
- 32.2 Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(b)
Registrant filed a Form 8-K report on January 18, 2013 to record the issuance of a press release to announce that it had entered into a contract to provide environmental consulting services to the China International Finance and Guarantee Group in connection with a contract awarded to E & E of approximately $39 million.

Registrant filed a Form 8-K report on January 17, 2013 to report a Submission of Matters to a Vote of Security Holders.  The Company held its Annual Meeting of Stockholders.  At the meeting, stockholders elected two (2) Class A nominees and six (6) Class B nominees for election as Directors of the Company.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ecology and Environment, Inc.

Date: March 18, 2013	By:	/s/ H. John Mye III
H. John Mye III
Vice President, Treasurer and Chief Financial Officer – Principal Financial and Accounting Officer