Form 10-Q
period 2013-04-30
ECOLOGY & ENVIRONMENT INC
filed 2013-06-21
CIK 809933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2013

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

At June 1, 2013, 2,606,041 shares of Registrant's Class A Common Stock (par value $.01) and 1,643,773 shares of Class B Common Stock (par value $.01) were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Ecology and Environment, Inc.
Condensed Consolidated Balance Sheets

	Unaudited	Audited
Assets	April 30, 2013	July 31, 2012

Current assets:
Cash and cash equivalents	$11,958,764	$10,467,770
Investment securities available for sale	1,467,981	1,404,582
Contract receivables, net	50,346,278	61,568,443
Deferred income taxes	5,729,946	4,799,724
Income tax receivable	1,880,083	2,502,431
Other current assets	2,566,946	1,802,843

Total current assets	73,949,998	82,545,793

Property, building and equipment, net of accumulated depreciation, $24,220,809 and $22,584,958, respectively	11,481,737	12,112,078
Deferred income taxes	685,245	860,499
Other assets	2,006,902	1,993,785

Total assets	$88,123,882	$97,512,155

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$8,123,725	$11,492,602
Lines of credit	6,519,041	12,309,335
Accrued payroll costs	8,578,534	7,529,728
Current portion of long-term debt and capital lease obligations	296,894	488,460
Billings in excess of revenue	6,924,217	8,281,919
Other accrued liabilities	3,905,749	3,932,588

Total current liabilities	34,348,160	44,034,632

Income taxes payable	194,023	194,023
Deferred income taxes	886,111	423,324
Long-term debt and capital lease obligations	282,074	102,635
Commitments and contingencies (see note #17)	-	-

Shareholders' equity:
Preferred stock, par value $.01 per share; authorized - 2,000,000 shares; no shares issued	-	-
Class A common stock, par value $.01 per share; authorized - 6,000,000 shares; issued - 2,685,151 shares	26,851	26,851
Class B common stock, par value $.01 per share; authorized - 10,000,000 shares; issued - 1,708,574 shares	17,087	17,087
Capital in excess of par value	19,963,309	19,751,992
Retained earnings	30,229,262	29,534,783
Accumulated other comprehensive income	836,101	711,842
Treasury stock - Class A common, 77,724 and 84,730 shares; Class B common, 64,801 shares, at cost	(1,798,233)	(1,897,032)

Total Ecology and Environment, Inc. shareholders' equity	49,274,377	48,145,523
Noncontrolling interests	3,139,137	4,612,018

Total shareholders' equity	52,413,514	52,757,541

Total liabilities and shareholders' equity	$88,123,882	$97,512,155

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ecology and Environment, Inc.
Condensed Consolidated Statements of Income
Unaudited

	Three months ended April 30, 2013	Three months ended April 30, 2012	Nine months ended April 30, 2013	Nine months ended April 30, 2012

Revenue	$32,218,923	$36,011,087	$105,192,174	$118,496,292

Cost of professional services and other direct operating expenses	11,376,594	13,560,046	37,024,544	41,906,831
Subcontract costs	6,160,917	5,971,336	18,587,985	24,671,421
Administrative and indirect operating expenses	10,766,068	10,967,127	33,107,200	33,796,454
Marketing and related costs	3,337,573	4,311,887	10,381,108	12,137,894
Depreciation and amortization	622,208	626,568	1,805,975	1,502,607

(Loss) income from operations	(44,437)	574,123	4,285,362	4,481,085
Interest expense	(64,475)	(100,554)	(249,581)	(264,530)
Interest income	77,573	54,771	188,685	86,637
Other (expense) income	(34,289)	48,063	(20,863)	168,586
Gain on sale of investments	63,422	-	63,422	-
Net foreign exchange loss	(23,737)	(73,059)	(138,526)	(199,908)

(Loss) income before income tax provision (benefit)	(25,943)	503,344	4,128,499	4,271,870
Income tax provision (benefit)	80,732	(277,775)	1,760,936	782,409

Net (loss) income	$(106,675)	$781,119	$2,367,563	$3,489,461

Net income attributable to noncontrolling interests	(333,919)	(725,178)	(654,544)	(1,770,239)

Net (loss) income attributable to Ecology and Environment, Inc.	$(440,594)	$55,941	$1,713,019	$1,719,222

Net (loss) income per common share: basic and diluted	$(0.10)	$0.01	$0.40	$0.41

Weighted average common shares outstanding: basic and diluted	4,251,200	4,245,059	4,247,150	4,230,204

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ecology and Environment, Inc.
Condensed Consolidated Statements of Comprehensive Income
Unaudited

	Three months ended April 30, 2013	Three months ended April 30, 2012	Nine months ended April 30, 2013	Nine months ended April 30, 2012

Comprehensive (loss) income:
Net (loss) income including noncontrolling interests	$(106,675)	$781,119	$2,367,563	$3,489,461
Foreign currency translation adjustments	(201,500)	(227,982)	111,247	(503,350)
Unrealized investment (loss) gain, net	(37,552)	(5,383)	364	14,229

Comprehensive (loss) income	(345,727)	547,754	2,479,174	3,000,340
Comprehensive income attributable to noncontrolling interests	(301,671)	(745,611)	(641,896)	(1,830,295)

Comprehensive (loss) income attributable to Ecology and Environment, Inc.	$(647,398)	$(197,857)	$1,837,278	$1,170,045

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ecology and Environment, Inc.
Condensed Consolidated Statements of Cash Flows
Unaudited

	Nine months ended April 30, 2013	Nine months ended April 30, 2012

Cash flows from operating activities:
Net income	$2,367,563	$3,489,461
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	1,805,975	1,502,607
Benefit for deferred income taxes	(292,181)	53,611
Share based compensation expense	379,803	547,688
Tax impact of share-based compensation	-	105,988
Gain on sale of investment securities	(63,422)	-
Provision for contract adjustments	449,946	186,368
Decrease (increase) in:
- contract receivables	10,963,958	1,981,140
- other current assets	(764,168)	(26,779)
- income tax receivable	631,197	(2,296,211)
- other non-current assets	(11,193)	(14,676)
(Decrease) increase in:
- accounts payable	(1,732,253)	(4,056,771)
- accrued payroll costs	1,009,998	(783,927)
- income taxes payable	-	(1,377,647)
- billings in excess of revenue	(1,456,271)	1,610,950
- other accrued liabilities	(52,805)	(614,000)

Net cash provided by operating activities	13,236,147	307,802

Cash flows (used in) provided by investing activities:
Acquistion of noncontrolling interest of subsidiaries	(595,556)	(892,294)
Purchase of property, building and equipment	(1,565,642)	(3,150,868)
Proceeds from sale of investments	1,554,425	138,141
Purchase of investment securities	(1,616,470)	(42,482)

Net cash used in investing activities	(2,223,243)	(3,947,503)

Cash flows (used in) provided by financing activities:
Dividends paid	(2,037,323)	(2,046,657)
Proceeds from debt	3,170	294,199
Repayment of debt and capital lease obligations	(732,825)	(904,706)
Net (payments on) proceeds from line of credit	(5,543,495)	10,580,912
Distributions to noncontrolling interests	(1,338,842)	(663,086)
Proceeds from sale of subsidiary shares to noncontrolling interests	-	41,634
Purchase of treasury stock	-	(363,050)

Net cash (used in) provided by financing activities	(9,649,315)	6,939,246

Effect of exchange rate changes on cash and cash equivalents	127,405	(324,278)

Net increase in cash and cash equivalents	1,490,994	2,975,267
Cash and cash equivalents at beginning of period	10,467,770	8,529,842

Cash and cash equivalents at end of period	$11,958,764	$11,505,109

Supplemental disclosure of cash flow information:
Cash paid during the year for:
- Interest	$244,048	$254,737
- Income Taxes	1,406,346	4,001,786
Supplemental disclosure of non-cash items:
Dividends declared and not paid	1,018,783	1,028,881
Acquistion of noncontrolling interest of subsidiaries - Loan	212,401	795,856
Charge in accounts payable due to equipment purchases	670,678	586,574

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ecology and Environment, Inc.
Condensed Consolidated Statements of Changes in Shareholders' Equity
Unaudited

	Class A Common Stock Shares	Class A Common Stock Amount	Class B Common Stock Shares	Class B Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares	Treasury Stock Amount	Noncontrolling Interest

Balance at July 31, 2011	2,685,151	$26,851	1,708,574	$17,087	$19,983,029	$30,797,763	$1,527,189	190,724	$(2,317,515)	$3,923,429

Net income	-	-	-	-	-	773,579	-	-	-	2,266,171
Foreign currency translation adjustment	-	-	-	-	-	-	(871,476)	-	-	124,455
Cash dividends paid ($.48 per share)	-	-	-	-	-	(2,036,559)	-	-	-	-
Unrealized investment gain, net	-	-	-	-	-	-	17,597	-	-	-
Repurchase of Class A common stock	-	-	-	-	-	-	-	22,825	(363,050)	-
Issuance of stock under stock award plan	-	-	-	-	(716,662)	-	-	(62,099)	716,662	-
Share-based compensation expense	-	-	-	-	731,583	-	-	-	-	-
Tax impact of share based compensation	-	-	-	-	105,988	-	-	-	-	-
Sale of subsidiary shares to noncontrolling interests	-	-	-	-	-	-	-	-	-	41,634
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	(1,123,896)
Purchase of additional noncontrolling interests	-	-	-	-	(351,946)	-	38,532	(5,208)	66,871	(619,775)
Stock award plan forfeitures	-	-	-	-	-	-	-	3,289	-	-

Balance at July 31, 2012	2,685,151	$26,851	1,708,574	$17,087	$19,751,992	$29,534,783	$711,842	$149,531	$(1,897,032)	$4,612,018

Net income	-	-	-	-	-	1,713,019	-	-	-	654,544
Foreign currency translation adjustment	-	-	-	-	-	-	123,895	-	-	(12,648)
Cash dividends paid ($.24 per share)	-	-	-	-	-	(1,018,540)	-	-	-	-
Unrealized investment gain, net	-	-	-	-	-	-	364	-	-	-
Share-based compensation expense	-	-	-	-	379,803	-	-	-	-	-
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	(1,338,842)
Purchase of additional noncontrolling interests	-	-	-	-	(168,486)	-	-	(7,804)	98,799	(775,935)
Stock award plan forfeitures	-	-	-	-	-	-	-	798	-	-

Balance at April 30, 2013	2,685,151	$26,851	1,708,574	$17,087	$19,963,309	$30,229,262	$836,101	142,525	$(1,798,233)	$3,139,137

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ecology and Environment, Inc.
Notes to Condensed Consolidated Financial Statements

1.	Organization and Basis of Presentation

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

The condensed consolidated financial statements included herein have been prepared by Ecology and Environment, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of such information. All such adjustments are of a normal recurring nature.  The Company follows the same accounting policies in preparation of interim reports. Although E&E believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations.  Therefore, these financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in E&E's 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The condensed consolidated results of operations for the three and nine months ended April 30, 2013 are not necessarily indicative of the results for any subsequent period or the entire fiscal year ending July 31, 2013.

Certain prior year amounts were reclassified to conform to the condensed consolidated financial statement presentation for the three and nine months ended April 30, 2013.

2.	Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”).   ASU 2013-02 requires entities to provide information about amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component.  In addition, entities are required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period.  For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts.  The Company adopted ASU 2013-12 effective February 1, 2013 and applied its provisions prospectively.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In June 2011, FASB issued ASU No. 2011-05 Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 increases the prominence of other comprehensive income in financial statements.  Under ASU 2011-05, companies have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements.  The Company adopted ASU 2011-05 effective August 1, 2012 and applied its provisions retrospectively.   The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

3.         Cash and Cash Equivalents

The Company invests cash in excess of operating requirements in income-producing short-term investments.  At April 30, 2013 and July 31, 2012, money market funds of $3.7 million and $2.2 million, respectively, were included in cash and cash equivalents in the accompanying condensed consolidated balance sheets.

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

The availability of observable market data is monitored to assess the appropriate classification of financial instruments within the fair value hierarchy.  Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another.  In such instances, the transfer is reported at the beginning of the reporting period.  The Company evaluated the significance of transfers between levels based upon the nature of the financial instrument.  For the three and nine months ended April 30, 2013 and fiscal year ended July 31, 2012, there were no transfers in or out of levels 1, 2 or 3, respectively.

The fair value of the Company’s assets and liabilities that are measured at fair value on a recurring basis is summarized by level within the fair value hierarchy in the following table.

	April 30, 2013
	Level 1	Level 2		Level 3		Total
Assets
Mutual funds	$1,467,981	$	---	$	---	$1,467,981

	July 31, 2012
	Level 1	Level 2	Level 3		Total
Assets
Mutual funds	$1,353,365	$51,217	$	---	$1,404,582

Mutual funds are valued at the net asset value of shares (“NAV”) held by the Company at period end.  Mutual funds held by the Company are open-end mutual funds that are registered with the Securities and Exchange Commission.  These funds are required to publish their daily NAV and to transact at that price.  The mutual funds held by the Company are deemed to be actively traded.

The carrying amount of cash and cash equivalents approximated fair value at April 30, 2013 and July 31, 2012.  These assets were classified as level 1 instruments at both dates.  Long-term debt consists of bank loans and capitalized equipment leases.  Lines of credit consist of borrowings for working capital requirements.  Based on the Company's assessment of the current financial market and corresponding risks associated with the debt and line of credit borrowings, management believes that the carrying amount of these liabilities approximated fair value at April 30, 2013 and July 31, 2012.  These liabilities were classified as level 2 instruments at both dates.  There were no financial instruments classified as level 3 at April 30, 2013 or July 31, 2012.

Investment securities have been classified as available for sale and are stated at fair value.  Unrealized gains or losses related to investment securities available for sale are recorded in accumulated other comprehensive income, net of applicable income taxes in the accompanying condensed consolidated balance sheets and condensed consolidated statements of changes in shareholders' equity.  The cost basis of securities sold is based on the specific identification method.  The Company had gross unrealized gains of less than $0.1 million recorded in accumulated other comprehensive income at April 30, 2013 and July 31, 2012.

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

Substantially all of the Company's cost-type work is with federal governmental agencies and, as such, is subject to audits after contract completion.  Under these cost-type contracts, provisions for adjustments to accrued revenue are recognized on a quarterly basis and based on past audit settlement history.  Government audits have been completed and final rates have been negotiated through fiscal year 2005.  The Company records an allowance for project disallowances in other accrued liabilities for potential disallowances resulting from contract disputes and government audits (refer to Note 10).

Change orders can occur when changes in scope are made after project work has begun, and can be initiated by either the Company or its clients.  Claims are amounts in excess of the agreed contract price which the Company seeks to recover from a client for customer delays and /or errors or unapproved change orders that are in dispute.  Costs related to change orders and claims are recognized as incurred.  Revenues and profit are recognized on change orders when it is probable that the change order will be approved and the amount can be reasonably estimated.  Revenues are recognized only up to the amount of costs incurred on contract claims when realization is probable, estimable and reasonable support from the customer exists.

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

Contract Receivables, Net

Contract receivables, net are summarized in the following table.

	April 30, 2013	July 31, 2012

Contract Receivables:
Billed	$35,569,554	$42,977,016
Unbilled	25,442,561	28,829,818
	61,012,115	71,806,834
Allowance for doubtful accounts and contract adjustments	(10,665,837)	(10,238,391)

Total contract receivables, net	$50,346,278	$61,568,443

Allowance for Doubtful Accounts and Contract Adjustments

The Company reduces contract receivables by recording an allowance for doubtful accounts to account for the estimated impact of collection issues resulting from a client’s inability or unwillingness to pay valid obligations to the Company.  The resulting provision for bad debts is recorded within administrative and indirect operating expenses on the condensed consolidated statements of income.

The Company also reduces contract receivables by establishing an allowance for billed and earned contract revenues that have become unrealizable, or may become unrealizable in the future.  Management reviews contract receivables and determines allowance amounts based on historical experience, geopolitical considerations, client acknowledgment of the amount owed, client ability to pay, relationship history with the client and the probability of payment.  Such contract adjustments are recorded as direct adjustments to revenue in the condensed consolidated statements of income.

Activity within the allowance for doubtful accounts and contract adjustments is summarized in the following table.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2013	2012	2013	2012
Balance at beginning of period	$10,216,404	$7,732,072	$10,238,391	$6,755,087
Net change recorded during the period	449,433	114,352	427,446	1,091,337
Balance at end of period	$10,665,837	$7,846,424	$10,665,837	$7,846,424

Contract Receivable Concentrations

Significant concentrations of contract receivables and the allowance for doubtful accounts and contract adjustments are summarized in the following table.

	Balance at April 30, 2013		Balance at July 31, 2012
Region	Contract Receivables	Allowance for Doubtful Accounts and Contract Adjustments	Contract Receivables	Allowance for Doubtful Accounts and Contract Adjustments

United States, Canada and South America	$39,719,664	$1,207,686	$46,860,299	$1,729,515
Middle East/Africa	13,855,925	6,826,450	21,224,062	7,377,650
Asia	7,436,526	2,631,701	3,722,473	1,131,226
Totals	$61,012,115	$10,665,837	$71,806,834	$10,238,391

Combined contract receivables related to projects in the Middle East, Africa and Asia represented 35% of total contract receivables at April 30, 2013 and July 31, 2012, while the combined allowance for doubtful accounts and contract adjustments related to these projects represented 89% and 83%, respectively, of the total allowance for doubtful accounts and contract adjustments at those same period end dates.  These allowance percentages highlight our experience of slow and inconsistent collections that result from heightened political, regulatory and cultural risks and scrutiny within these regions in comparison with similar risks in the United States, Canada and South America.  Slow payment of these receivables results in higher credit and liquidity risk as we expend resources that may not be recovered for several months, or at all.

In January 2013, the Company announced that it had entered into a contract to provide environmental consulting services to a client in Asia.  This contract replaced a previous agreement dated in fiscal year 2011.  Through April 30, 2013, the Company recorded $6.7 million of contract receivables related to these agreements.

Through April 30, 2013, the Company encountered significant transitional issues and delays in collecting payments due to it under both of these agreements.  After considering the age of contract receivables, non-payment of advanced payments owed to the Company under the agreement and the lack of any other cash collections to date, the Company recorded $0.4 million and $1.5 million of additional allowance for doubtful accounts and contract adjustments related to these projects during the three months and nine months ended April 30, 2013, respectively.  The total allowance for doubtful accounts and contract adjustments related to these contracts was $2.0 million at April 30, 2013.

6.         Goodwill

Goodwill of $1.2 million is recorded in other assets on the accompanying condensed consolidated balance sheets.  Goodwill is subject to an annual assessment for impairment, using a discounted cash flow methodology.  The Company’s most recent annual impairment assessment, which was completed during the fourth quarter of fiscal year 2012, showed that the fair values of the reporting units to which goodwill is assigned exceeded the corresponding book values, resulting in the identification of no goodwill impairment.

Goodwill is also assessed for impairment between annual assessments whenever events or circumstances make it more likely than not that impairment may have occurred.  The Company identified no events or changes in circumstances during the three or nine months ended April 30, 2013 that necessitated an evaluation for an impairment of goodwill.

7.	Lines of Credit

Unsecured lines of credit are summarized in the following table.

	April 30, 2013	July 31, 2012

Outstanding cash draws, recorded as lines of credit on the accompanying condensed consolidated balance sheets	$6,519,041	$12,309,335
Outstanding letters of credit to support operations	3,235,300	2,615,415

Total amounts used under lines of credit	9,754,341	14,924,750
Remaining amounts available under lines of credit	24,614,659	19,444,250

Total approved unsecured lines of credit	$34,369,000	$34,369,000

Contractual interest rates ranged from 2.5% to 4.3% at April 30, 2013 and 2.5% to 5% at July 31, 2012.  The Company’s lenders have reaffirmed the lines of credit within the past twelve months.

8.	Debt and Capital Lease Obligations

Debt and capital lease obligations are summarized in the following table.

	April 30, 2013	July 31, 2012

Various bank loans and advances at interest rates ranging from 5% to 14%	$322,751	$372,744
Capital lease obligations at varying interest rates averaging 11%	256,217	218,351
	578,968	591,095
Current portion of long-term debt and capital lease obligations	(296,894)	(488,460)

Long-term debt and capital lease obligations	$282,074	$102,635

The aggregate maturities of long-term debt and capital lease obligations as of April 30, 2013 are summarized in the following table.

May 2013 – April 2014	$296,894
May 2014 – April 2015	201,381
May 2015 – April 2016	80,693
May 2016 – April 2017	---
May 2017 – April 2018	---
Thereafter	---
Total	$578,968

9.	Income Taxes

The estimated effective tax rate was 42.7% and 18.3% for the nine months ended April 30, 2013 and April 30, 2012, respectively. The increase was mainly a result of: (i) one-time favorable tax settlements of $0.3 million during the nine months ended April 30, 2012; (ii) favorable return-to-provisions adjustments of $0.3 million during the nine months ended April 30, 2012; and (iii) decreased income during the nine months ended April 30, 2013 from foreign entities in countries with a lower effective tax rate than in the U.S.

10.	Other Accrued Liabilities

Other accrued liabilities are summarized in the following table.

	April 30, 2013	July 31, 2012

Allowance for project disallowances	$2,746,974	$2,724,474
Other	1,158,775	1,208,114

Total other accrued liabilities	$3,905,749	$3,932,588

The allowance for project disallowances represents potential disallowances of amounts billed and collected resulting from contract disputes and government audits.  Allowances for project disallowances are recorded when the amounts are estimable.

11.	Stock Award Plan

Ecology and Environment, Inc. adopted the 1998 Stock Award Plan effective March 16, 1998 (the “1998 Plan”).  To supplement the 1998 Plan, the 2003 Stock Award Plan (the “2003 Plan”) was approved by the shareholders at the Annual Meeting held in January 2004 and the 2007 Stock Award Plan (the “2007 Plan”) was approved by the shareholders at the Annual Meeting held in January of 2008.  The 1998 Plan, 2003 Plan and the 2007 Plan are collectively referred to as the “Award Plan”.

The 2003 Plan was approved retroactive to October 16, 2003 and terminated on October 15, 2008.  The 2007 Plan was approved retroactive to October 18, 2007 and terminated on October 17, 2012.

The Company awarded 62,099 shares valued at $0.9 million in October 2011 pursuant to the Award Plan.  These awards have a three year vesting period.  The "pool" of excess tax benefits accumulated in Capital in Excess of Par Value was $0.3 million at April 30, 2013 and July 31, 2012.   Total gross compensation expense is recognized over the vesting period.  Unrecognized compensation expense was $0.4 million and $0.8 million at April 30, 2013 and July 31, 2012, respectively.

12.	Shareholders' Equity

Class A and Class B common stock

The relative rights, preferences and limitations of the Company's Class A and Class B common stock are summarized as follows: Holders of Class A shares are entitled to elect 25% of the Board of Directors so long as the number of outstanding Class A shares is at least 10% of the combined total number of outstanding Class A and Class B common shares. Holders of Class A common shares have one-tenth the voting power of Class B common shares with respect to most other matters.

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

Cash Dividend

The Company declared cash dividends of $1.0 million and $2.0 million in fiscal years 2013 and 2012, respectively.  Dividends payable of $1.0 million at July 31, 2012 were paid in August 2012.

Stock Repurchase

In August 2010, the Company’s Board of Directors approved a program for repurchase of 200,000 shares of Class A common stock. As of April 30, 2013, 93,173 shares remain available for repurchase.

Noncontrolling Interests

Noncontrolling interests are disclosed as a separate component of consolidated shareholders’ equity on the accompanying condensed consolidated balance sheets.  Earnings and other comprehensive income are separately attributed to both the controlling and noncontrolling interests.  Earnings per share is calculated based on net (loss) income attributable to the Company’s controlling interests.

Transactions with noncontrolling shareholders for the nine months ended April 30, 2013 and fiscal year ended July 31, 2012 were recorded at amounts that approximated fair value.  Effects on shareholders’ equity resulting from changes in E&E’s ownership interest in its subsidiaries are summarized in the following table.

	Nine Months Ended April 30, 2013		Fiscal Year Ended July 31, 2012
Net increase in shareholders’ equity due to transfers to noncontrolling interest:
Sale of 600 Gustavson common shares (1)	$	---	$41,634
Total transfers to noncontrolling interests		---	41,634

Net increases (decreases) in shareholders’ equity due to transfers from noncontrolling interests:
Purchase of 50 Walsh common shares (2)		(18,316)	---
Purchase of 25 Lowham common shares (3)		(8,737)	---
Purchase of 495 Walsh common shares (4)		(243,653)	---
Purchase of 2,800 Gustavson common shares (5)		(293,102)	---
Purchase of 370 Walsh common shares (6)		(182,125)	---
Purchase of 75 Lowham common shares (7)		(30,002)	---
Purchase of 25 Gestion Ambiental Consultores common shares (8)		---	(7,452)
Purchase of 166 Walsh common shares (9)		---	(97,634)
Purchase of 496 Walsh common shares (10)		---	(277,514)
Purchase of 5,389 Brazil common shares (11)		---	77,539
Purchase of 26,482 Walsh Peru common shares (12)		---	(238,677)
Purchase of 152 Walsh common shares (13)		---	(76,037)
Total transfers from noncontrolling interests		(775,935)	(619,775)

Net transfers from noncontrolling interests		$(775,935)	$(578,141)

(1)	On August 1, 2011, the noncontrolling shareholders of Gustavson Associates, LLC (“Gustavson”), a subsidiary of Walsh Environmental Scientists and Engineers, LLC (“Walsh”) purchased an additional 1.5% of newly issued shares of the company for less than $0.1 million in cash.
(2)	On April 22, 2013, the Company purchased an additional 0.1% of Walsh from noncontrolling shareholders for less than $0.1 million in cash.
(3)	On March 13, 2013, Lowham-Walsh Engineering & Environment Services LLC (“Lowham”), a subsidiary of Walsh, purchased shares from noncontrolling shareholders for less than $0.1 million in cash.
(4)	On January 28, 2013, the Company purchased an additional 1.3% of Walsh from noncontrolling shareholders for $0.2 million. Two thirds of the purchase price was paid in cash while the remaining one third was paid for with E&E stock.
(5)	On December 28, 2012, Gustavson purchased an additional 6.7% of its shares from noncontrolling shareholders for $0.4 million. Half of the purchase price was paid in cash and Gustavson issued a three year note for the other half.
(6)	On December 17, 2012, the Company purchased an additional 0.9% of Walsh from noncontrolling shareholders for $0.2 million in cash.
(7)	During the three months ending October 31, 2012, Lowham purchased shares from noncontrolling shareholders for less than $0.1 million in cash.
(8)	On May 1, 2012, Gestion Ambiental Consultores S.A (“GAC”), a subsidiary of the Company, purchased 2.5% of its stock back from noncontrolling shareholders for less than $0.1 million in cash.
(9)	On April 23, 2012, the Company purchased an additional 0.4% of Walsh from noncontrolling shareholders for $0.1 million in cash.
(10)	On January 4, 2012, the Company purchased an additional 1.3% of Walsh from noncontrolling shareholders for $0.3 million. Two thirds of the purchase price was paid in cash while the remaining one third was paid for with E&E stock.
(11)	On December 14, 2011, the Company purchased an additional 4.0% of Ecology and Environment do Brasil LTDA (E&E Brasil) from noncontrolling shareholders for $0.2 million cash.
(12)	On November 18, 2011, Walsh Peru S.A. Ingenieros y Cientificos Consultores (“Walsh Peru”), a subsidiary of Walsh, purchased an additional 3.9% of its shares from noncontrolling shareholders for $0.4 million in cash.
(13)	On October 24, 2011, the Company purchased an additional 0.4% of Walsh from noncontrolling shareholders for $0.1 million in cash.

13.	Accumulated Comprehensive Income

Accumulated comprehensive income is summarized in the following table.

	April 30, 2013	July 31, 2012

Foreign Currency Translation Adjustment	$792,908	$669,013
Unrealized investment gain, net	43,193	42,829

Total accumulated comprehensive income	$836,101	$711,842

14.	Earnings Per Share

Basic and diluted EPS is computed by dividing the net (loss) income attributable to Ecology and Environment, Inc. common shareholders by the weighted average number of common shares outstanding for the period.  The Company allocates undistributed earnings between the classes on a one-to-one basis when computing earnings per share.  As a result, basic and fully diluted earnings per Class A and Class B shares are equal amounts.

The computation of basic earnings per share is included in the following table.

	Three Months Ended April 30,				Nine Months Ended April 30,
	2013		2012		2013	2012

Net (loss) income attributable to Ecology and Environment, Inc.		$(440,594)		$55,941	$1,713,019	$1,719,222
Dividend declared		---		---	1,018,540	1,017,776
Undistributed earnings		$(440,594)		$55,941	$694,479	$701,446

Weighted-average common shares outstanding (basic)		4,251,200		4,245,059	4,247,150	4,230,204

Distributed earnings per share	$	---	$	---	$0.24	$0.24
Undistributed earnings per share		(0.10)		0.01	0.16	0.17
Total earnings per share		$(0.10)		$0.01	$0.40	$0.41

After consideration of all the rights and privileges of the Class A and Class B stockholders summarized in Note 12, in particular the right of the holders of the Class B common stock to elect no less than 75% of the Board of Directors making it highly unlikely that the Company will pay a dividend on Class A common stock in excess of Class B common stock, the Company allocates undistributed earnings between the classes on a one-to-one basis when computing earnings per share.  As a result, basic and fully diluted earnings per Class A and Class B share are equal amounts.

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

The financial statements of foreign subsidiaries where the local currency is the functional currency are translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for results of operations.  Translation adjustments are deferred in accumulated other comprehensive income.  Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. The Company recorded foreign currency transaction losses of less than $0.1 million for the three months ended April 30, 2013 and 2012, and $0.1 million and $0.2 million for the nine months ended April 30, 2013 and 2012, respectively.

The financial statements of foreign subsidiaries located in highly inflationary economies are remeasured as if the functional currency were the U.S. dollar.  The remeasurement of local currencies into U.S. dollars creates transaction adjustments which are included in net income.  There were no highly inflationary economy translation adjustments recorded during the three or nine months ended April 30, 2013 or during the fiscal year ended July 31, 2012.

16.	Segment Reporting

The Company reports segment information based on the geographic location of its customers (for revenues) and the location of its offices (for long-lived assets).  Segment information is summarized in the following tables.

Segment information as of April 30, 2013:	Revenue
	Three Months Ended April 30, 2013	Nine Months Ended April 30, 2013	Gross Long- Lived Assets as of April 30, 2013

United States	$21,754,001	$68,732,966	$30,174,992
Foreign countries (1)	10,464,922	36,459,208	5,527,554

(1)	Significant foreign revenues included revenues in Peru ($3.1 million and $8.8 million for the three and nine months ended April 30, 2013, respectively), Brazil ($3.7 million and $11.5 million for the three and nine months ended April 30, 2013, respectively) and Chile ($2.3 million and $8.1 million for the three and nine months ended April 30, 2013, respectively).

Segment information as of April 30, 2012:	Revenue
	Three Months Ended April 30, 2012	Nine Months Ended April 30, 2012	Gross Long- Lived Assets as of April 30, 2012

United States	$21,945,087	$74,891,292	$26,975,047
Foreign countries (1)	14,066,000	43,605,000	5,236,000

(1)	Significant foreign revenues include revenues in Peru ($4.0 million and $14.1 million for the three and nine months ended April 30, 2012, respectively), Brazil ($4.4 million and $11.3 million for the three and nine months ended April 30, 2012, respectively) and Chile ($3.2 million and $7.9 million for the three and nine months ended April 30, 2012, respectively).

17.	Commitments and Contingencies

From time to time, the Company is a named defendant in legal actions arising out of the normal course of business. The Company is not a party to any pending legal proceeding, the resolution of which the management of the Company believes will have a material adverse effect on the Company’s results of operations, financial condition, cash flows, or to any other pending legal proceedings other than ordinary, routine litigation incidental to its business. The Company maintains liability insurance against risks arising out of the normal course of business.

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

On September 21, 2012, the Colorado Department of Public Health and Environment (the "Department") issued a proposed Compliance Order on Consent (the " Proposed Consent Order") to the City and County of Denver ("Denver") and to Walsh Environmental Scientists and Engineers, LLC (“Walsh”).  Walsh is a majority-owned subsidiary of Ecology and Environment, Inc.  The Proposed Consent Order concerns construction improvement activities of certain property owned by Denver which was the subject of asbestos remediation.  Denver had entered into a contract with Walsh for Walsh to provide certain environmental consulting services (asbestos monitoring services) in connection with the asbestos containment and/or removal performed by other contractors at Denver's real property.  Without admitting liability or the Department’s version of the underlying facts, Walsh on February 13, 2013 entered into a Compliance Order on Consent with the Department and paid a penalty of less than $0.1 million and paid for a Supplemental Environmental Project to benefit the public at large in an amount less than $0.1 million.  Denver was served with a final Compliance Order and Assessment of Administrative Penalty against Denver alone for approximately $0.2 million.  Under Walsh's environmental consulting contract with Denver, Walsh has agreed to indemnify Denver for certain liabilities where Walsh could potentially be held responsible for a portion of the penalty imposed upon Denver.  Walsh has put its professional liability and general liability carriers on notice of this indemnification claim by Denver.  The Company believes that this administrative proceeding involving Walsh will not have an adverse material effect upon the operations of the Company.

On February 4, 2011, the Chico Mendes Institute of Biodiversity Conservation of Brazil (the “Institute”) issued a Notice of Infraction to E&E Brasil.  E&E Brasil is a majority-owned subsidiary of Ecology and Environment, Inc.  The Notice of Infraction concerns the taking and collecting species of wild animal specimens without authorization by the competent authority and imposes a fine of 520,000 Reais, which has a value of approximately $0.3 million at April 30, 2013.  No claim has been made against Ecology and Environment, Inc.  The Institute has also filed Notices of Infraction against four employees of E&E Brasil alleging the same claims and has imposed fines against those individuals that, in the aggregate, are equal to the fine imposed against E&E Brasil.  E&E Brasil has filed administrative responses with the Institute for itself and its employees that: (a) denies the jurisdiction of the Institute, (b) states that the Notice of Infraction is constitutionally vague and (c) affirmatively stated that E&E Brasil had obtained the necessary permits for the surveys and collections of specimens under applicable Brazilian regulations and that the protected conservation area is not clearly marked to show its boundaries.  At this time, E&E Brasil has attended one meeting where depositions were taken. The Company believes that these administrative proceedings in Brazil will not have an adverse material effect upon the operations of the Company.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Our loss before income tax provision was less than $0.1 million for the three months ended April 30, 2013, which represented a 100% decrease from our income before income taxes of $0.5 million for the same period in the prior fiscal year.  A $3.8 million (11%) decrease in contract revenues was offset by a $3.2 million (9%) decrease in operating expenses during the current quarter.

For the nine months ended April 30, 2013, our income before income tax provision of $4.1 million decreased 3% from income before income taxes of $4.3 million for the same period in the prior fiscal year.   A $13.3 million (11%) decrease in contract revenues was offset by a $13.1 million (13%) decrease in operating expenses during the current period.

After considering the age of contract receivables related to certain projects in Asia, non-payment of advanced payments owed to us related to those projects and the lack of any other cash collections to date from the client in Asia, we recorded $0.4 million and $1.5 million of additional allowance for doubtful accounts and contract adjustments during the three months and nine months ended April 30, 2013, respectively.

During January 2013, we received $7.1 million of cash from clients in the Middle East relating to billed receivables from reporting periods prior to fiscal year 2013, resulting in reductions in contract receivables, the allowance for doubtful accounts and contract adjustments and billings in excess of revenue, with corresponding additions to recorded revenue of $2.9 million for the three months ended January 31, 2013 and the nine months ended April 30, 2013.  This resulted in a significant positive impact on our liquidity position and on revenues reported during the second quarter and first nine months of 2013.

Liquidity and Capital Resources

Cash and cash equivalents activity and balances are summarized in the following table.

	Nine Months Ended April 30,
	2013	2012
Cash provided by (used in):
Operating activities	$13,236,147	$307,802
Investing activities	(2,223,243)	(3,947,503)
Financing activities	(9,649,315)	6,939,246
Effect of exchange rate changes on cash and cash equivalents	127,405	(324,278)

Net increase in cash and cash equivalents	$1,490,994	$2,975,267

Cash and cash equivalents, by location:
U.S. operations	$6,377,304	$3,800,520
Foreign operations	5,581,460	7,704,589

Total cash and cash equivalents	$11,958,764	$11,505,109

For the nine months ended April 30, 2013, cash provided by operations resulted primarily from the following net activity:
•	Net income (after adjustment for non-cash items) provided $4.6 million of operating cash;
•	Lower net contract receivables provided $11.0 million of operating cash, which resulted primarily from cash received on outstanding receivables, including $7.1 million of cash received on outstanding receivables in the Middle East; and
•	Other working capital activity resulted in a net use of $2.4 million of operating cash, due primarily to lower work levels associated with lower revenue and payment of subcontractor invoices as a result of an improved liquidity position at the Parent Company.

Net cash used in investment activities during the nine months ended April 30, 2013 primarily resulted from the following activity:
•	Purchases of property, building and equipment resulted in a use of $1.6 million of cash; and
•	Acquisitions of noncontrolling interests in two majority-owned subsidiaries, Walsh Environmental Scientists & Engineers, LLC (“Walsh”) and Gustavson Associates, LLC (“Gustavson”) resulted in a use of $0.6 million of cash.

Net cash used in financing activities during the nine months ended April 30, 2013 primarily resulted from the following activity:
•	Net repayment of borrowings against our lines of credit of $5.5 million, which was made possible by the receipt of cash on outstanding receivables in the Middle East;
•	Repayments of debt and capital lease obligations of $0.7 million,
•	Dividend payments to common shareholders of $2.0 million; and
•	Distributions to non-controlling interests of $1.3 million.

We have sufficient funds available from cash and available lines of credit in the domestic companies to fund our U. S. operations.  Our foreign subsidiaries generate adequate cash flow to fund their operations.  We intend to reinvest foreign cash balances, net of any dividends paid from our foreign subsidiaries from time to time, into opportunities outside the U.S.  If the foreign cash and cash equivalents were needed to fund domestic operations, we would be required to accrue and pay taxes on any amounts repatriated.

The Company maintains unsecured lines of credit available for working capital and letters of credit.  Contractual interest rates ranged from 2.5% to 4.25% at April 30, 2013 and 2.5% to 5% at July 31, 2012.  The Company’s lenders have reaffirmed the lines of credit within the past twelve months.  Our lines of credit are summarized in the following table.

	April 30, 2013	July 31, 2012

Outstanding cash draws, recorded as lines of credit on the consolidated balance sheets	$6,519,041	$12,309,335
Outstanding letters of credit	3,235,300	2,615,415
Total amounts used under lines of credit	9,754,341	14,924,750
Remaining amounts available under lines of credit	24,614,659	19,444,250
Total approved lines of credit	$34,369,000	$34,369,000

During fiscal years prior to 2013, the Company expended significant resources and working capital on contracts in the Middle East, which resulted in significant billed contract receivables that were not collected during the year and related growth in cash draws on our lines of credit.  During January 2013, we collected $7.1 million of cash related to contract receivables in the Middle East, which enabled us to reduce amounts outstanding under lines of credit.

We believe that cash flows from operations and remaining amounts available under lines of credit will be sufficient to cover all working capital requirements for at least the next twelve months and the foreseeable future.

Balance Sheet

Contract Receivables, Net

Contract receivables, net are summarized in the following table.

	April 30, 2013	July 31, 2012
Contract Receivables:
Billed	$35,569,554	$42,977,016
Unbilled	25,442,561	28,829,818
	61,012,115	71,806,834
Allowance for doubtful accounts and contract adjustments	(10,665,837)	(10,238,391)

Total contract receivables, net	$50,346,278	$61,568,443

An analysis of the allowance for doubtful accounts and contract adjustments is summarized in the following table.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2013	2012	2013	2012
Balance at beginning of period	$10,216,404	$7,732,072	$10,238,391	$6,755,087
Net change recorded during the period	449,433	114,352	427,446	1,091,337
Balance at end of period	$10,665,837	$7,846,424	$10,665,837	$7,846,424

Significant concentrations of contract receivables and the allowance for doubtful accounts and contract adjustments are summarized in the following table.

	Balance at April 30, 2013		Balance at July 31, 2012
Region	Contract Receivables	Allowance for Doubtful Accounts and Contract Adjustments	Contract Receivables	Allowance for Doubtful Accounts and Contract Adjustments

United States, Canada and South America	$39,719,664	$1,207,686	$46,860,299	$1,729,515
Middle East/Africa	13,855,925	6,826,450	21,224,062	7,377,650
Asia	7,436,526	2,631,701	3,722,473	1,131,226
Totals	$61,012,115	$10,665,837	$71,806,834	$10,238,391

Combined contract receivables related to projects in the Middle East, Africa and Asia represented 35% of total contract receivables at April 30, 2013 and July 31, 2012, while the combined allowance for doubtful accounts and contract adjustments related to these projects represented 89% and 83%, respectively, of the total allowance for doubtful accounts and contract adjustments at those same period end dates.  These allowance percentages highlight our experience of slow and inconsistent collections that result from heightened political, regulatory and cultural risks and scrutiny within these regions in comparison with similar risks in the United States, Canada and South America.  Slow payment of these receivables results in higher credit and liquidity risk as we expend resources that may not be recovered for several months, or at all.

Middle East/Africa

Through July 31, 2012, we recorded $3.9 million of allowances for contract adjustments and $1.9 million of billings in excess of revenue related to contract receivables billed in the Middle East, with corresponding reductions in, or exclusions from, revenues.  During the quarter ended January 31, 2013, we received $7.1 million in cash against these receivables, which resulted in reductions in contract receivables, the allowance for contract adjustments and billings in excess of revenue, with corresponding additions to recorded revenue of $2.9 million for the three months ended January 31, 2013 and the nine months ended April 30, 2013.

Asia

In January 2013, we announced that the Company had entered into a contract to provide environmental consulting services to a client in Asia.  This contract replaced a previous agreement dated in fiscal year 2011.  Through April 30, 2013, we recorded $6.7 million of contract receivables related to these agreements.

Through April 30, 2013, we encountered significant transitional issues and delays in collecting payments due to it under this agreement.  After considering the age of contract receivables, non-payment of advanced payments owed to us under the agreement and the lack of any other cash collections to date, we recorded $0.4 million and $1.5 million of additional allowance for doubtful accounts and contract adjustments related to these projects during the three months and nine months ended April 30, 2013, respectively.  The total allowance for doubtful accounts and contract adjustments related to these contracts was $2.0 million at April 30, 2013, or 30% of related contract receivables.

Management is actively working with the client to validate the ongoing viability of these projects, and to procure cash payments due to us.  Management is also considering potential actions by us in the event of continued delays in receiving cash payments owed to us, which may include recording additional allowance for doubtful accounts and contract adjustments and possible termination of project activity in future reporting periods.

Results of Operations

Revenue

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

Substantially all of the Company's revenue is derived from environmental consulting work.  The consulting revenue is principally derived from the sale of labor hours.  The consulting work is performed under a mix of fixed price, cost-type, and time and material contracts.  Contracts are required from all customers.  Revenue is recognized as follows:

Contract Type	Work Type	Revenue Recognition Policy

Time and Materials	Consulting	As incurred at contract rates.

Fixed Price	Consulting	Percentage of completion, approximating the ratio of either total costs or Level of Effort (LOE) hours incurred to date to total estimated costs or LOE hours.

Cost-Type	Consulting	Costs as incurred. Fixed fee portion is recognized using percentage of completion determined by the percentage of LOE hours incurred to total LOE hours in the respective contracts.

Total revenue by contract type is summarized in the following table.

	Three Months ended April 30,		Nine Months ended April 30,
	2013	2012	2013	2012
Time and materials	$16,298,241	$17,643,678	$51,459,723	$59,296,965
Fixed price	13,292,425	16,321,422	44,931,215	51,586,819
Cost-type	2,628,257	2,045,987	8,801,236	7,612,508
Total revenue by contract type	$32,218,923	$36,011,087	$105,192,174	$118,496,292

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

Three Months Ended April 30, 2013 versus Three Months Ended April 30, 2012

Revenues for the three months ended April 30, 2013 and 2012 are summarized in the following table.

	Three Months Ended April 30,
	2013	2012
Earned revenue from current period operations, by entity:
Parent Company and all wholly-owned subsidiaries	$17,929,266	$18,920,860
Majority-owned subsidiaries:
Walsh	6,605,977	8,335,532
Ecology and Environment do Brasil, Ltda. (“E&E Brasil”)	5,053,095	4,835,297
Gestion Ambiental Consultores S.A. (“GAC”)	2,215,778	2,548,478
ECSI, LLC (“ECSI”)	1,100,055	1,327,678

Total earned revenue from current period operations	32,904,171	35,967,845

Adjustments to revenues earned in prior periods and amounts recorded as billings in excess of revenue in prior periods	(685,248)	43,242

Total revenue per condensed consolidated statements of income	$32,218,923	$36,011,087

The overall decrease in revenues from current period operations resulted primarily from the following factors:

•	Lower Parent Company and wholly-owned subsidiary revenues from current operations resulted from lower sales volume, particularly within state and federal government markets.
•	Lower Walsh revenues from current operations resulted from lower sales volume, particularly within the energy and mining markets.
•	Higher E&E Brasil revenues and lower GAC revenues from current operations primarily resulted from normal timing differences between billings of contract receivables and recording related revenue. Variances in earned revenue from current period operations are offset by revenue earned during the current period that was billed to clients in prior periods.

Nine Months Ended April 30, 2013 versus Nine Months Ended April 30, 2012

Revenues for the nine months ended April 30, 2013 and 2012 are summarized in the following table.

	Nine Months Ended April 30,
	2013	2012
Earned revenue from current period operations, by entity:
Parent Company and all wholly owned subsidiaries	$57,904,619	$63,388,647
Majority-owned subsidiaries:
Walsh	21,352,942	31,887,345
E&E Brasil	13,491,100	13,214,316
GAC	7,901,527	8,191,448
ECSI	3,864,018	3,858,534

Total earned revenues from current period operations	104,514,206	120,540,290

Adjustments to revenues earned in prior periods and amounts recorded as billings in excess of revenue in prior periods	677,968	(2,043,998)

Total revenue per condensed consolidated statements of income	$105,192,174	$118,496,292
The overall decrease in revenues from current period operations resulted primarily from the following factors:

•	Lower Parent Company and wholly-owned subsidiary revenues from current operations resulted from lower sales volume, particularly within state and federal government markets. Lower revenue was partially offset by a $3.8 million reduction in direct cost associated with these contracts.
•	Lower Walsh revenues from current operations primarily resulted from lower sales volume, particularly within the energy and mining markets.
•	Higher E&E Brasil revenues and lower GAC revenues from current operations primarily resulted from normal timing differences between billings of contract receivables and recording related revenue. Variances in earned revenue from current period operations are offset by revenue earned during the current period that was billed to clients in prior periods.

Through July 31, 2012, we recorded $3.9 million of allowances for contract adjustments and $1.9 million of billings in excess of revenue related to contract receivables billed in the Middle East, with corresponding reductions in, or exclusions from, revenues.  During the quarter ended January 31, 2013, we received $7.1 million in cash against these receivables, which resulted in reductions in contract receivables, the allowance for contract adjustments and billings in excess of revenue, with corresponding additions to recorded revenue of $2.9 million for the three months ended January 31, 2013 and the nine months ended April 30, 2013.  In the table above for the nine months ended April 30, 2013, these amounts are included within adjustments to revenues earned in prior periods and amounts recorded as billings in excess of revenue in prior periods.

Operating Expenses

During the first nine months of 2013, management critically reviewed technical and indirect staffing levels, other expenses necessary to support current project work levels and key administrative processes.  As a result of this review, we reduced staff counts in various technical and indirect departments and reduced utilization of contracted services.  These reductions are expected to reduce direct and indirect operating expenses by a combined $2.5 to $3.0 million annually.  Management continues to critically evaluate its organizational and cost structure to identify ways to operate more efficiently and cost effectively.

Direct Project Costs

Expenses directly associated with services provided under contracts (professional services, subcontract costs and other direct costs) decreased $2.0 million (10%) for the third quarter of 2013 and decreased $11.0 million (17%) for the first nine months of 2013, as compared with the same periods in the prior year.  These decreases were directly related to lower revenues resulting from lower service levels provided during the first three and nine months of fiscal year 2013, as compared with the prior year, and to managed reductions in technical staff levels during the nine months ended April 30, 2013.

In addition to the activity noted above, we scaled back operations in our Canadian subsidiary in response to a significant reduction in contract activity, which resulted in a general reduction of operating expenses of $0.2 million and $0.9 million for the third quarter and the first nine months of fiscal year 2013, respectively.

Indirect Operating Expenses

Administrative, marketing and other indirect expenses decreased $1.2 million (8%) for the third quarter of 2013 and decreased $2.4 million (5%) for the first nine months of 2013, as compared with the same periods in the prior year.  During the first nine months of 2013, management critically reviewed indirect staffing levels and key administrative processes.  As a result, we reduced staff counts in certain indirect departments and reduced utilization of contracted services.

Depreciation and Amortization

Depreciation and amortization expense was relatively unchanged for the third quarter of 2013 and increased $0.3 million (20%) for the first nine months of 2013, as compared with the same periods in the prior year.  The year-to-date increase resulted directly from acquisitions of depreciable assets of $4.4 million and $1.6 million during fiscal year 2012 and the first nine months of 2013, respectively.

Income Taxes

The estimated effective tax rate was 42.7% and 18.3% for the nine months ended April 30, 2013 and April 30, 2012, respectively. The increase was mainly a result of: (i) one-time favorable tax settlements of $0.3 million during the nine months ended April 30, 2012; (ii) favorable return-to-provisions adjustments of $0.3 million during the nine months ended April 30, 2012; and (iii) decreased income during the nine months ended April 30, 2013 from foreign entities in countries with a lower effective tax rate than in the U.S.

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”).   ASU 2013-02 requires entities to provide information about amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component.  In addition, entities are required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period.  For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts.  We adopted ASU 2013-12 effective February 1, 2013 and applied its provisions prospectively.  The adoption of this standard did not have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05 Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 increases the prominence of other comprehensive income in financial statements. Under ASU 2011-05, companies will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements.  We adopted ASU 2011-05 effective August 1, 2012 and applied its provisions retrospectively.  The adoption of this standard did not have a material impact on our consolidated financial statements.

Changes in Corporate Entities

Noncontrolling interests are disclosed as a separate component of consolidated equity on the accompanying condensed consolidated balance sheets.  Earnings and other comprehensive income are separately attributed to both the controlling and noncontrolling interests.  Earnings per share is calculated based on net income attributable to the Company’s controlling interests.

Transactions with noncontrolling shareholders for the nine months ended April 30, 2013 and fiscal year ended July 31, 2012 were recorded at amounts that approximated fair value.  Effects on shareholders’ equity resulting from changes in E&E’s ownership interest in its subsidiaries are summarized in the following table.

	Nine Months Ended April 30, 2013		Fiscal Year Ended July 31, 2012
Net increase in shareholders’ equity due to transfers to noncontrolling interest:
Sale of 600 Gustavson common shares (1)	$	---	$41,634
Total transfers to noncontrolling interests		---	41,634

Net increases (decreases) in shareholders’ equity due to transfers from noncontrolling interests:
Purchase of 50 Walsh common shares (2)		(18,316)	---
Purchase of 25 Lowham common shares (3)		(8,737)	---
Purchase of 495 Walsh common shares (4)		(243,653)	---
Purchase of 2,800 Gustavson common shares (5)		(293,102)	---
Purchase of 370 Walsh common shares (6)		(182,125)	---
Purchase of 75 Lowham common shares (7)		(30,002)	---
Purchase of 25 Gestion Ambiental Consultores common shares (8)		---	(7,452)
Purchase of 166 Walsh common shares (9)		---	(97,634)
Purchase of 496 Walsh common shares (10)		---	(277,514)
Purchase of 5,389 Brazil common shares (11)		---	77,539
Purchase of 26,482 Walsh Peru common shares (12)		---	(238,677)
Purchase of 152 Walsh common shares (13)		---	(76,037)
Total transfers from noncontrolling interests		(775,935)	(619,775)

Net transfers from noncontrolling interests		$(775,935)	$(578,141)

(1)	On August 1, 2011, the noncontrolling shareholders of Gustavson Associates, LLC (“Gustavson”), a subsidiary of Walsh Environmental Scientists and Engineers, LLC (“Walsh”), purchased an additional 1.5% of newly issued shares of the company for less than $0.1 million in cash.
(2)	On April 22, 2013, the Company purchased an additional 0.1% of Walsh from noncontrolling shareholders for less than $0.1 million in cash.
(3)	On March 13, 2013, Lowham-Walsh Engineering & Environment Services LLC (“Lowham”), a subsidiary of Walsh, purchased shares from noncontrolling shareholders for less than $0.1 million in cash.
(4)	On January 28, 2013, the Company purchased an additional 1.3% of Walsh from noncontrolling shareholders for $0.2 million. Two thirds of the purchase price was paid in cash while the remaining one third was paid for with E&E stock.
(5)	On December 28, 2012, Gustavson purchased an additional 6.7% of its shares from noncontrolling shareholders for $0.4 million. Half of the purchase price was paid in cash and Gustavson issued a three year note for the other half.
(6)	On December 17, 2012, the Company purchased an additional 0.9% of Walsh from noncontrolling shareholders for $0.2 million in cash.
(7)	During the three months ending October 31, 2012, Lowham purchased shares from noncontrolling shareholders for less than $0.1 million in cash.
(8)	On May 1, 2012, Gestion Ambiental Consultores S.A (“GAC”), a subsidiary of the Company, purchased 2.5% of its stock from noncontrolling shareholders for less than $0.1 million in cash.
(9)	On April 23, 2012, the Company purchased an additional 0.4% of Walsh from noncontrolling shareholders for $0.1 million in cash.
(10)	On January 4, 2012, the Company purchased an additional 1.3% of Walsh from noncontrolling shareholders for $0.3 million. Two thirds of the purchase price was paid in cash while the remaining one third was paid for with E&E stock.
(11)	On December 14, 2011, the Company purchased an additional 4.0% of Ecology and Environment do Brasil LTDA (E&E Brasil) from noncontrolling shareholders for $0.2 million cash.
(12)	On November 18, 2011, Walsh Peru S.A. Ingenieros y Cientificos Consultores (“Walsh Peru”), a subsidiary of Walsh, purchased an additional 3.9% of its shares from noncontrolling shareholders for $0.4 million in cash.
(13)	On October 24, 2011, the Company purchased an additional 0.4% of Walsh from noncontrolling shareholders for $0.1 million in cash.

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

Internal Controls

During the first quarter of fiscal year 2013, we implemented a new Enterprise Resource Planning (ERP) system at our majority owned subsidiary, E&E Brasil.  This system went online at all of our domestic operations during fiscal year 2012.  Other than the changes related to the implementation of this new system at E&E Brasil, no other significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the nine months ended April 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company is a named defendant in legal actions arising out of the normal course of business. The Company is not a party to any pending legal proceeding, the resolution of which the management of the Company believes will have a material adverse effect on the Company’s results of operations, financial condition, cash flows, or to any other pending legal proceedings other than ordinary, routine litigation incidental to its business. The Company maintains liability insurance against risks arising out of the normal course of business.

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

On September 21, 2012, the Colorado Department of Public Health and Environment (the "Department") issued a proposed Compliance Order on Consent (the " Proposed Consent Order") to the City and County of Denver ("Denver") and to Walsh Environmental Scientists and Engineers, LLC (“Walsh”).  Walsh is a majority-owned subsidiary of Ecology and Environment, Inc.  The Proposed Consent Order concerns construction improvement activities of certain property owned by Denver which was the subject of asbestos remediation.  Denver had entered into a contract with Walsh for Walsh to provide certain environmental consulting services (asbestos monitoring services) in connection with the asbestos containment and/or removal performed by other contractors at Denver's real property.  Without admitting liability or the Department’s version of the underlying facts, Walsh on February 13, 2013 entered into a Compliance Order on Consent with the Department and paid a penalty of less than $0.1 million and paid for a Supplemental Environmental Project to benefit the public at large in an amount less than $0.1 million.  Denver was served with a final Compliance Order and Assessment of Administrative Penalty against Denver alone for approximately $0.2 million.  Under Walsh's environmental consulting contract with Denver, Walsh has agreed to indemnify Denver for certain liabilities where Walsh could potentially be held responsible for a portion of the penalty imposed upon Denver.  Walsh has put its professional liability and general liability carriers on notice of this indemnification claim by Denver.  The Company believes that this administrative proceeding involving Walsh will not have an adverse material effect upon the operations of the Company.

On February 4, 2011, the Chico Mendes Institute of Biodiversity Conservation of Brazil (the “Institute”) issued a Notice of Infraction to E&E Brasil.  E&E Brasil is a majority-owned subsidiary of Ecology and Environment, Inc.  The Notice of Infraction concerns the taking and collecting species of wild animal specimens without authorization by the competent authority and imposes a fine of 520,000 Reais, which has a value of approximately $0.3 million at April 30, 2013.  No claim has been made against Ecology and Environment, Inc.  The Institute has also filed Notices of Infraction against four employees of E&E Brasil alleging the same claims and has imposed fines against those individuals that, in the aggregate, are equal to the fine imposed against E&E Brasil.  E&E Brasil has filed administrative responses with the Institute for itself and its employees that: (a) denies the jurisdiction of the Institute, (b) states that the Notice of Infraction is constitutionally vague and (c) affirmatively stated that E&E Brasil had obtained the necessary permits for the surveys and collections of specimens under applicable Brazilian regulations and that the protected conservation area is not clearly marked to show its boundaries.  At this time, E&E Brasil has attended one meeting where depositions were taken. The Company believes that these administrative proceedings in Brazil will not have an adverse material effect upon the operations of the Company.

Item 2.	Changes in Securities and Use of Proceeds

(e)  Purchased Equity Securities.  The following table summarizes the Company’s purchases of its common stock during the nine months ended April 30, 2013:

Period	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

August	---	$	---	---	93,173
September	---		---	---	93,173
October	---		---	---	93,173
November	---		---	---	93,173
December	---		---	---	93,173
January	---		---	---	93,173
February	---		---	---	93,173
March	---		---	---	93,173
April	---		---	---	93,173

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a)	- 31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
- 31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
- 32.1 Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
- 32.2 Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Registrant filed a Form 8-K report on May 31, 2013 to announce that it sent a notice to its directors and executive officers regarding the beginning of a blackout period that was being imposed on the Ecology and Environment, Inc. 401(k) Plan pursuant to which Participants will be unable to direct or diversify investments, including E&E Common Stock held in a self-directed brokerage account or shares in the Ecology and Environment Unitized Stock Fund, from June 21, 2013 through the week of July 14, 2013.

(c)	Registrant filed a Form 8-K report on January 18, 2013 to record the issuance of a press release to announce that it had entered into a contract to provide environmental consulting services to the China International Finance and Guarantee Group in connection with a contract awarded to E&E of approximately $39 million.

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

Ecology and Environment, Inc.

Date: June 21, 2013	By:	/s/ H. John Mye
H. John Mye III
Vice President, Treasurer and Chief Financial Officer – Principal Financial and Accounting Officer