Form 10-K
period 2013-07-31
ECOLOGY & ENVIRONMENT INC
filed 2013-11-14
CIK 809933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended July 31, 2013

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to __________

Commission File Number 1-9065

ECOLOGY AND ENVIRONMENT, INC.
(Exact name of registrant as specified in its charter)

New York	16-0971022
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

368 Pleasant View Drive, Lancaster, NY	14086
(Address of principal executive offices)	(Zip code)
716-684-8060
(Registrant's telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock par value $.01 per share	NASDAQ Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑

Exhibit Index on Page 70

The aggregate market value of the Class A Common Stock held by non-affiliates as of January 31, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter) was $32,212,822.  This amount is based on the closing price of the registrant’s Class A Common Stock on the National Association of Securities Dealers Automated Quotations (NASDAQ) Stock Market for that date.  Shares of Class A Common Stock held by the executive officers and directors of the registrant are not included in this computation.

As of October 31, 2013, 2,646,110 shares of the registrant's Class A Common Stock, $.01 par value (the "Class A Common Stock") were outstanding, and 1,643,773 shares of the registrant's Class B Common Stock, $.01 par value (the "Class B Common Stock") were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Registration Statement on Form S-1, as amended by Amendment Nos. 1 and 2 (Registration No. 33-11543) as well as portions of the Company's Form 10-K for fiscal years ended July 31, 2002, 2003, 2004, 2010 and 2011 are incorporated by reference in Part IV of this Form 10-K.

PART 1

Item 1.	Business

References in this Annual Report on Form 10-K (the “Annual Report”) to “EEI” refer to Ecology and Environment, Inc., a New York corporation.  References to “the Company,” “we,” “us,” “our,” or similar terms refer to EEI together with its consolidated subsidiaries.

Organization and Background

EEI was incorporated in February 1970 as a global broad-based environmental consulting firm whose underlying philosophy is to provide professional services worldwide so that sustainable economic and human development may proceed with acceptable impact on the environment.  Together with its subsidiaries, EEI has direct and indirect ownership in 19 wholly owned and majority owned operating subsidiaries in 12 countries.  Our staff is comprised of individuals representing more than 80 scientific, engineering, health, and social disciplines working together in multidisciplinary teams to provide innovative environmental solutions.  We have completed more than 50,000 projects for a wide variety of clients in more than 120 countries, providing environmental solutions in nearly every ecosystem on the planet.  Our revenues originate from federal, state and local governments, domestic private clients, and private and governmental international clients.

Recent Developments

2013 Operations Overview

During fiscal year 2013, revenue of $134.9 million decreased 13% from the prior year and was 20% lower than fiscal year 2011.  Revenue from domestic and foreign sources is summarized in the following table.

	Fiscal Year Ended July 31,
	2013	2012	2011

Revenue by Geographic location:
United States	$91,451,247	$98,558,099	$115,040,860
Foreign countries	43,485,644	56,852,000	54,132,000
Total	$134,936,891	$155,410,099	$169,172,860

U.S. Markets

Domestic revenue for fiscal year 2013 decreased 7% from the prior year and was 21% lower than fiscal year 2011 revenue.  Our domestic revenue reached the highest levels in our Company’s history during fiscal year 2011 mainly on the strength of two specific large and profitable projects.  These projects were completed during fiscal year 2012, and we were unable to replace the significant volume of lost work activity with new projects during fiscal years 2012 or 2013.

During fiscal years 2013 and 2012, a stagnant U.S. economy significantly inhibited our ability to grow in domestic government and commercial markets.  This was especially true within certain market sectors which historically have been integral to our business, such as energy transmission, mining and governments.  Through continuous evaluation and evolution of our business development strategy and through monitoring of general economic conditions in the U.S., we believe that we are well positioned to identify opportunities for business growth during fiscal year 2014 and future fiscal years.  However, we cannot be certain of the strength of certain key economic conditions that may lead to business opportunities for us in the U.S. during fiscal year 2014, or when such conditions will improve.

Foreign Markets

Foreign revenue for fiscal year 2013 decreased 24% from the prior year and was 20% lower than fiscal year 2011 revenue.  Lower revenue from projects in the Middle East, Africa and Asia was the primary driver of lower foreign revenue during fiscal year 2013.  During fiscal years prior to 2013, we identified possible opportunities to expand our operations in these regions.  Over that same period however, we experienced significant collection risks and incremental related operating costs that outweighed the benefits of operating within these markets.  During fiscal year 2013, after considering the age of the related contract receivables, non-payment of required contractual advance payments owed to us and uncertainty as to the intentions of the counterparties associated with these projects, we recorded $6.3 million of additional reserves for contract adjustments as a reduction of revenue related to a project in China.

As a result of these experiences and adjustments, our Board of Directors and management have developed a strategy to scale back, suspend or terminate projects in the Middle East and China, and to focus on business development in U.S. and South American markets.  Business opportunities in other regions of the world will continue to be identified and considered, subject to formal risk assessment and management by the Board of Directors and management.

Expanded commentary regarding our liquidity position and results of operations is included in Item 7 of this Annual Report.

Impact of Contract Adjustments

During fiscal years prior to 2013, we expanded significantly in markets in Asia, the Middle East and Africa, where we experienced heightened operating risks and enhanced counterparty, credit and liquidity risks, and we expended resources that would not be recovered for several months, or at all.  As a result of these heightened risks, during fiscal years 2013, 2012 and 2011, we experienced significant volatility in our earnings, which primarily resulted from net adjustments to the allowance for contract adjustments that are recorded as adjustments to revenue.

During fiscal year 2013, we significantly increased our reserves for contract adjustments, which had a significant negative impact on earnings during the year.  In particular, after considering several factors regarding revenue and contract receivables related to a project in China, we recorded $6.3 million of contract adjustments related to these contract receivables.

Expanded commentary regarding the reserve for contract adjustments is included in Item 7 of this annual report.

Software Impairment Charge

During fiscal years 2012 and 2013, the Company acquired and developed a new operating and financial software system for use by EEI and its U.S. and foreign subsidiaries.  Through July 31, 2013, the Company capitalized $4.1 million of expenditures for the acquisition and development of this system, which was being amortized over a 10 year useful life.  Accumulated amortization of capitalized software was $0.6 million as of July 31, 2013.  During the quarter ended July 31, 2013, management assessed the utility and effectiveness of various modules included in the software package, and determined that certain software modules do not meet the needs of users that rely on the system and will not provide any future service potential.  As a result, the Company recorded a software impairment charge of $0.8 million during the three months ended July 31, 2013, which was included in administrative and indirect operating expenses on the consolidated statements of operations.

In November 2013, after an extensive assessment process, management decided to abandon its existing operating and financial software system and migrate to new system software.  The Company currently plans to acquire and develop the new software during fiscal year 2014, with a target go-live date of August 1, 2014.  The Company will continue to utilize the current software system until the new system go-live date, at which time the current system will be abandoned.  As a result, management anticipates that unamortized software development costs for the current system of $2.7 million as of July 31, 2013 will be completely amortized by July 31, 2014.

Operating Expense Management

Total technical and indirect operating expenses (excluding the software impairment charge and depreciation and amortization expenses) decreased $15.8 million (11%) during the 12 months ended July 31, 2013, as compared with the prior fiscal year.  A portion of the decrease was a direct result of lower operating revenues.  Additionally, during fiscal year 2013, management critically reviewed technical and indirect staffing levels, other expenses necessary to support current project work levels and key administrative processes.  As a result of this review, we reduced staff counts in various technical and indirect departments and reduced utilization of contracted services.  These reductions resulted in significant cost savings during fiscal year 2013, and are expected to result in reductions in direct and indirect operating expenses in fiscal year 2014.  Management continues to critically evaluate its organizational and cost structure to identify ways to operate more efficiently and cost effectively.

Environmental Consulting Services Offered

We render consulting services to commercial and government clients in a variety of service sectors, which include the following:

Government START Contracts

We provide support services to the United States Environmental Protection Agency (the “EPA”) for response and site assessment activities related to the release and threat of release of oil, petroleum products, hazardous substances, weapons of mass destruction or pollutants or contaminants that pose an actual or potential threat to human health or welfare, or to the environment.

In December 2005, the United States Environmental Protection Agency (the “EPA”) awarded us a contract known as START III to provide continuing support to EPA Region 10, which covers the four state territory of Alaska, Idaho, Washington and Oregon.  This was a combination time and materials/cost plus contract with a base term of three years plus options for an additional four years which were exercised through fiscal year 2013.  We recognized $5.9 million, $5.5 million and $5.2 million of revenue under this contract during fiscal years 2013, 2012 and 2011, respectively.  In July 2013, we were awarded a renewal of this contract by the EPA for a base term of 3 years and two 2 year option periods, for a total potential contract term of 7 years.

In May 2008, the EPA awarded us a second START contract to provide technical support to EPA Region 9 which covers the four state area of California, Nevada, Arizona, Hawaii, and U.S. territories in the Pacific.  This was a combination time and materials/cost plus contract with a two year base period and two 18 month option periods which were exercised through 2013.  This contract was also extended for an additional 6 month period beyond the original contract term, which expires on November 15, 2013.  We recognized $6.3 million, $6.3 million and $4.9 million of revenue under this contract during fiscal years 2013, 2012 and 2011, respectively.  In September 2013, as a result of a competitive bid and proposal process, we were notified by the EPA that we were not selected for renewal of the START contract for EPA Region 9.  On October 2, 2013, we filed a protest with the U.S. Government Accountability Office (the GAO”) requesting reconsideration of the award process and conclusion.  Although we cannot predict the outcome of the protest process, the EPA has extended our previous START 9 contract through February 2014 to allow adequate time for the GAO to complete its review.

These contracts contain termination provisions under which the EPA may, without penalty, terminate the contract during the contract term upon written notice to us.  In the event of termination, we would be paid only termination costs in accordance with the contract.  We have never had a contract terminated by the EPA during the contract term.

Government Task Order Contracts

We have numerous task order contracts with state and federal governmental agencies which contain indefinite order quantities and/or option periods ranging from 1 to 7 years.  Services under these contracts include oversight of pollution remediation, numerous projects with the U.S. Navy and hazardous waste remediation activities for various state entities.  We also prepare environmental impact documents for federal land management agencies such as the Bureau of Land Management.

Energy

New technology and increasing demand for less carbon intensive and more sustainable use of resources presents complex challenges to energy developers and providers.  To keep pace with growing energy needs worldwide, we provide services to all phases of energy development by conducting critical feature/fatal flaw analyses, social and health impact assessments, feasibility and siting studies, permitting, construction inspection and compliance monitoring.  As public participation has become increasingly important, EEI has developed specialized tools and techniques for successful stakeholder engagement.

•	Electric Transmission

To keep pace with increased energy needs, as well as support the needed backup to the world’s aging critical infrastructure, we work with energy industry clients through all aspects of development, generation, and transmission.  We perform site screening and alternative selection, analyze environmental impacts, and acquire needed certificates, approvals, and permits for electric transmission facilities worldwide to bring renewable energy from its source to regional population centers.

•	Pipelines

We have provided the pipeline industry with environmental support for over 35 years.  Our extensive experience includes route selection; field support and survey, such as wetland delineation and endangered species surveys; regulatory compliance and permit support, including preparation of erosion control plans for submission to state agencies, Section 10 of the Rivers and Harbors Act and Section 404 of the Clean Water Act permits for submission to the United States Army Corps Engineers, and Federal Energy Regulatory Commission (FERC) 7(c) filings; and preparation of environmental monitoring and restoration plans, including development of quality assurance specifications.

•	Offshore Energy

The need to incorporate environmental and social considerations into the planning, design, construction, and operation of offshore energy infrastructure is essential considering key issues such as the expanding use of marine locations for energy production/transportation and the use conflict and impacts on critical resources such as marine mammals, commercial and recreational fisheries, seafood safety, water quality, and other recreational uses. We support projects involving oil and gas exploration and production; subsea pipelines; deep water oil ports; liquefied natural gas (LNG) import terminals; and, most recently, projects involving components of offshore wind, wave, current, and tidal power subsea electrical transmission.  We prepare third-party EISs/EIAs, Deepwater Port applications, and FERC ERs; perform siting/feasibility studies, plankton surveys, marine mammal acoustic impact modeling, dredging impact studies, coastal zone consistency evaluations, risk assessments, and marine vessel traffic studies; and develop and implement comprehensive plans for stakeholder engagement/outreach.

•	Wind Energy

The worldwide desire to develop alternative energy has sparked explosive growth in the wind energy market. Although wind power is widely regarded as a low impact, renewable energy source, public concerns over land use, visual quality, noise, and biological impacts sometimes emerge, and environmental impacts must be addressed to obtain permits.  We attend to these concerns by providing strategic consulting in all facets of environmental permitting and compliance, environmental evaluation, T/E species, avian, and bat surveys and land use studies.  Our civil engineering support services include design of structure foundations and roadways and coordination for gathering line placement, substation, and transmission line requirements.  In addition, we recognize that public outreach efforts are an important component of any wind power project and, therefore, maintain in-house public relations experts and graphic artists, who work as an integrated team to design outreach programs geared toward landowners and officials.

•	Solar Energy

Sustained growth in solar energy development will be increasingly important as we look to supply clean domestic power in the coming years.  Developers and providers are facing complex challenges as new technologies emerge and the demand for new renewable energy increases.  We support all phases of solar energy development by providing strategic consulting services. We conduct environmental impact assessments, feasibility and siting studies, permitting and due diligence audits; prepare environmental documentation and permit applications; and identify and track state and federal compliance issues affecting facility development and operation.

•	Geothermal Energy

Geothermal energy as a source of base load power is widely recognized as a clean and safe alternative to nonrenewable energy sources.  However, construction of a geothermal power plant comes with the potential for adverse effects on land stability within the region surrounding the project, as well as other socioeconomic concerns.  We offer planning and consulting services to address environmental and socioeconomic impacts associated with geothermal energy development.

•	Nuclear Energy

With the focus on reduced carbon emissions, there is a renewed interest in nuclear power worldwide.  The U. S. Nuclear Regulatory Commission (NRC) has received over 20 early site permits or combined license applications to build nuclear power plants and over half of the operating plants have applied for license extensions.  We assist our clients through the environmental hurdles of the licensing process by performing siting studies and environmental investigations and preparing environmental reports.

•	Carbon Capture and Sequestration

The ability to address carbon dioxide (CO2) impacts is one of the most critical and difficult environmental issues facing our power-generation clients today.  We assist our clients in navigating the deregulated power industry and expedite the permitting process with a thorough understanding of the environmental and regulatory requirements (federal and state) associated with carbon capture and sequestration (CCS), including geologic investigation, deep well construction, power plant and pipeline sitting and construction and long-term CO2 storage.

Natural Resource Management/Restoration

Our approach to restoration design focuses on mimicking natural systems in form, function, and process—developing practical strategies for sustainable design and uplift.  We conceive and design environmental restoration projects that restore affected habitat through the efficient and innovative integration of biological and engineering solutions.  We assist our clients in meeting their goals through the application of restoration measures to mine reclamation, contaminated sediment remediation, land development strategies, recreational planning, comprehensive watershed planning, and threatened and endangered species protection.

Green Programs

We seek to take actions against greenhouse gases (GHGs), global warming, and climate change, both within our internal operations and throughout our line of associated services.  Our environmental sustainability services and green programs include offerings to increase eco-efficiency and environmental performance while reducing operating costs.  We offer knowledge-based consulting services to assist our clients in establishing an environmental focus and incorporating green elements into their organization’s culture.  Our approach to addressing these issues applies to a variety of organizations, including corporations, government agencies, colleges and universities, school districts, offices buildings, healthcare facilities, military bases, hotels, high-end homes, retail stores, and the hospitality/tourism industry.  Our Certified Energy Managers and sustainability professionals help our clients achieve significant reductions in energy and other resource consumption through both innovative design and improved operations of buildings and communities.

GreenMeter®, our dynamic energy-tracking and management system, is designed for schools, businesses, universities, and commercial buildings and offers a unique, easy-to-use approach to collecting, storing, and displaying near real-time energy consumption.  The application is coupled with analysis and solutions, helping to further decrease a building’s costs associated with energy consumption.

In 2013, our global corporate headquarters building, one of the oldest LEED® Platinum buildings in the world, continued to realize reduced energy consumption and substantial cost savings through facility and operational improvements combined with a program for employee awareness and involvement.

Planning

•	Environmental Planning and Assessment

We have provided environmental evaluation services to both the government and private sectors for more than 35 years, helping our clients to meet the requirements of the National Environmental Policy Act (NEPA) and other state environmental laws.  We evaluate and develop methods to avoid or mitigate potential environmental impacts of a proposed project and to help ensure that the project complies with regulatory requirements.  Our services include air and water quality analysis, terrestrial and aquatic biological surveys, threatened and endangered species surveys and wetland delineations, social economic studies, transportation analyses and land use planning.  In addition, our stakeholder engagement/public participation capabilities and resources ensure project success through completion.

•	Military Master Planning

In response to the advances seen in military master planning under taken by the Department of Defense (DOD) over the past few years, we have developed a team of experienced professionals in the areas of real property master planning, military programming, geospatial data and systems support, database management, and water resources planning.  Through our experience with modern military facility planning, we develop technologically advanced military master planning tools by leveraging the latest in GIS and information technology.  We assist DOD installations in reducing their environmental footprint while sustaining mission requirements and maintaining positive relationships with the surrounding communities.

Emergency Planning and Management

Recent events around the world involving terrorism, bioterrorism, and natural disasters have raised the concern for public health and safety as well as environmental protection.  We provide logistical support, emergency response/management services, and comprehensive planning to support businesses and state, county, and municipal governments in all phases of incident management, including preparedness, mitigation, response, and recovery.  In providing these multifaceted services, we determine local vulnerabilities/hazards, the in-place resources/assets to address those hazards, and the thoroughness and shortcomings of existing emergency management plans—all in the context of applicable state and federal laws and regulations.  We draw upon our understanding of and real-life experience using guidelines such as the National Response Plan (NRP), National Incident Management System (NIMS), Homeland Security Exercise and Evaluation Program (HSEEP), and Hospital Emergency Incident Command System (HICS) to support businesses, state government agencies, and communities in their emergency planning/preparedness and response activities.

Hazardous Material Services

We have conducted hazardous waste site evaluations throughout the United States, providing site investigation, engineering design, and operation and maintenance for a wide range of industrial and governmental clients.  We inventory and collect sample materials on site and then evaluate waste management practices, potential off-site impacts, and liability concerns.  We then design, implement, and monitor associated cleanup programs. Our field investigation services primarily involve the development of work plans, health and safety plans, and quality assurance/quality control plans to govern and conduct field investigations to define the nature and extent of contaminants at a site.  After field investigation services have been completed and the necessary approvals obtained, our engineering specialists develop plans and specifications for remedial cleanup activities.  This work includes development of methods and standard operating procedures to assess contamination problems; and to identify, develop, and design appropriate pollution-control schemes.  Alternative cleanup strategies are evaluated and conceptual engineering approaches are formulated.  We also provide supervision of actual cleanup or remedial construction work performed by other contractors.

International

Since EEI’s incorporation in 1970, we have completed more than 50,000 environmental assignments in more than 120 countries worldwide.  With an understanding of cultural, political, economic, operational, and legal factors that influence the solution to a given environmental problem, we aid international governments and lending institutions in their efforts to advance institutional systems for environmental management.  We have completed assignments involving environmental assessment; management and financial planning; institutional strengthening and standards development; water supply and development; wastewater treatment; and solid waste project construction supervision.  More recently, issues of public health, sustainability, and social and economic development have been added to that portfolio.

Regulatory Compliance

The United States Congress and most state legislatures have enacted a series of laws to prevent and correct environmental problems.  These laws and their implementing regulations help to create the demand for the multidisciplinary consulting services offered by us.  The principal federal legislation and corresponding regulatory programs which affect our business are as follows:

•	The National Environmental Policy Act (“NEPA”)

NEPA generally requires that a detailed environmental impact statement (“EIS”) be prepared for every major federal action significantly affecting the quality of the human environment.  With limited exceptions, all federal agencies are subject to NEPA. Most states have EIS requirements similar to NEPA.  We frequently engage in NEPA related projects (or state equivalent) for both public and private clients.

•	The Comprehensive Environmental Response, Compensation, And Liability Act Of 1980, As Amended (“CERCLA,” “Superfund” or the “Superfund Act”)

CERCLA is a remedial statute which generally authorizes the federal government to order responsible parties to study and clean up inactive hazardous substance disposal sites, or, to itself undertake and fund such activities.  This legislation has four basic provisions: (i) creation of an information gathering and analysis program; (ii) grant of federal authority to respond to emergencies associated with contamination by hazardous substances, and to clean up sites contaminated with hazardous substances; (iii) imposition of joint, several, and strict liability on persons connected with the treatment or disposal of hazardous substances which results in a release or threatened release into the environment; and (iv) creation of a federally managed trust fund to pay for the clean-up and restoration of sites contaminated with hazardous substances when voluntary clean-up by responsible parties cannot be accomplished.  EEI provides a full range of assessment and remediation services that alleviate contamination related to hazardous materials, including radioactive materials.

•	The Resource Conservation And Recovery Act Of 1976 (“RCRA”)

RCRA generally provides “cradle to grave” coverage of hazardous wastes.  It seeks to achieve this goal by imposing performance, testing and record keeping requirements on persons who generate, transport, treat, store, or dispose of hazardous wastes.  We assist hazardous waste generators in the storage, transportation and disposal of wastes; prepare permit applications and engineering designs for treatment, storage and disposal facilities; design and oversee underground storage tank installations and removals; perform corrective measure studies and remedial oversight at RCRA regulated facilities; and perform RCRA compliance audits.

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

Complementary changes have also been integrated into the RCRA Boilers and Industrial Furnace (“BIF”) regulatory programs calling for upgraded air emission controls, more rigorous permit conditions and the acquisition of permits and/or significant permit modifications.  We assist public and private clients in the development of air permitting strategies and the preparation of permit applications.  We also prepare the technical studies and engineering documents (e.g., air modeling, risk analysis, design drawings) necessary to support permit applications.

•	Safe Drinking Water Act of 1996 (“SDWA”) And Clean Water Act (“CWA”)

The SDWA and regulatory changes under the CWA work together in order to ensure that the public is provided with safe drinking and recreational waters by utilizing watershed approaches and applying similar principles (Total Maximum Daily Load, National Pollution Discharge Elimination System, Source Water Assessment Program, Storm Water Program).  Thus, they supplement and help one another more effectively reach each other's goals.  We assist public and private clients in developing and establishing pollution prevention programs, assisting clients in monitoring ground, waste and storm water systems, and helping clients with water permitting and compliance issues.

•	Other

  Our operations are also influenced by other federal, state, and international laws and regulations protecting the environment.  In the U.S. market, such regulatory rules and provisions include the Atomic Energy Act (“AEA”) and the Oil Pollution Control Act (“OPA”).  Examples of services provided by us as a result of these laws include the development of spill prevention control and emergency prevention procedures, as well as countermeasure plans for various facilities potentially affecting human health and the environment. Related laws such as the Occupational Safety and Health Act ("OSHA"), which regulates exposures of employees to toxic chemicals and other physical agents in the workplace, also have a significant impact on our operations. An example is the process safety regulation issued by the Occupational Safety and Health Administration which requires safety and hazard analysis and accidental release contingency planning activity to be performed if certain chemicals are used in the work place.

Internationally, since many overseas markets remain “undeveloped” when compared with the United States and other western countries, our expanding operations in these markets are primarily influenced by environmental laws focusing on infrastructure, development, and planning related activities.

Contract Backlog

At any point in time, we have a backlog of uncompleted projects and outstanding indefinite task order contracts that are expected to provide future revenue over a period of 1 to 7 years.  These projects include a substantial amount of work to be performed under contracts which contain termination provisions that may be exercised without penalty at any time by our clients upon written notice to us.  The likelihood of obtaining the full value under these contracts cannot be determined at this time.

The backlog of uncompleted projects and maximum potential revenues from indefinite task order contracts are summarized in the following table.

	Amount as of July 31,
	2013	2012
	(in millions)

Total firm backlog of uncompleted contracts	$61.8	$81.2
Anticipated completion of firm backlog in next twelve months	51.2	61.8
Maximum potential revenue from task order contracts	123.1	148.4

Marketing

Our worldwide marketing efforts are conducted by our marketing group located at our corporate headquarters, our regional offices, and our international subsidiaries.  We market our services to existing and potential governmental, industrial, and engineering clients.  We closely monitor government contract procurements and respond to requests for proposals requiring services provided by us.  The marketing group also monitors government regulation and other events that may generate new business by requiring governments and industrial firms to respond to new regulatory actions.  The marketing group is supported by our technical staff which is responsible for preparing technical proposals that are customarily delivered with our bid for a project.  We participate in industrial trade shows and professional seminars relating to our business.

Competition

We are subject to competition with respect to each of the services that we provide.  No entity, including us, currently dominates the environmental services industry and we do not believe that one organization has the capability to serve the entire market.  Some of our competitors are larger and have greater financial resources than us while others may be more specialized in certain areas.  We compete primarily on the basis of our reputation, quality of service, expertise, and price.

Management Team and Employees

Our management and staff is comprised of individuals with advanced degrees representing scientific and engineering disciplines working together in multidisciplinary teams to provide innovative solutions.  The members of our executive management team have extensive experience in the environmental consulting industry.  The professional backgrounds of our executive management team are described in Item 10 of this Annual Report.

As of July 31, 2013, including all of our subsidiaries, we had approximately 1,130 employees (960 full-time) in all of our offices, which included 720 employees (560 full-time) in domestic offices and 410 employees (400 full-time) in foreign offices.  The majority of our employees hold bachelor's and/or advanced degrees in such areas as chemical, civil, mechanical, sanitary, soil, structural and transportation engineering, biology, geology, hydrogeology, ecology, urban and regional planning and oceanography.  The employees at our majority-owned subsidiary in Brazil (approximately 170 full time employees as of July 31, 2013) are represented by a labor organization.  We believe that our relationship with the labor organization in Brazil and with all of our employees is good.

Corporate Governance / Security Exchange Rules

Our shares of Class A Common Stock are listed on the National Association of Securities Dealers Automated Quotations (NASDAQ) Stock Market.  NASDAQ requires all of its listing companies to be in compliance with NASDAQ’s standards of corporate governance set forth in the NASDAQ Marketplace Rules (NASDAQ CG Rules).  We have certified to the NASDAQ that we are in compliance with the NASDAQ CG Rules except for those NASDAQ CG Rules relating to the Director Nominations Process, the Compensation of Officers and Board Compensation.   For these items, we relied upon the “controlled company” exception found in the NASDAQ CG Rules.  A “controlled company” is a listing company where more than 50 percent of the voting power of the listing company is in the control of a group.  As of July 31, 2013, a group that holds more than 50 percent of the voting power of our Class A Common Stock, consisting of Messrs. Neumaier, Silvestro, Frank and Strobel and members of their families, does exist.  Therefore, we are a “controlled company” for purposes of the NASDAQ CG Rules.

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

In evaluating candidates, the Board considers the entirety of each candidate’s credentials to ensure that the Board consists of individuals who collectively provide meaningful counsel to management.  The Board does not maintain a specific diversity policy.  It believes that diversity is an expansive attribute that includes differing points of view, professional experience and expertise, and education, as well as more traditional diversity concepts.  The Board considers the candidates’ character, integrity, experience, understanding of strategy and policy-setting, and reputation for working well with others.  If candidates are recommended by our shareholders, then such candidates will be evaluated using the same criteria.  With respect to nomination of continuing directors for re-election, the individual’s past contributions to the Board are also considered.

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

In addition to other information referenced in this report, we are subject to a number of specific risks, which are outlined below. If any of these events occur, our business, financial condition, profitability and the market price of our Class A Common Stock could be materially affected.

Changes in environmental laws and regulations could reduce demand for our services.

Most of our business is driven by laws and regulations related to the protection of the environment. Any relaxation or repeal of these laws, or changes in governmental policies regarding the funding or enforcement of these laws, would have an adverse impact on our revenues.  Also, reduced spending by governments may increase competition within our industry which may directly affect future revenue and profits.

As a government contractor, we are subject to a number of procurement laws and regulations, as well as government agency audits.  Any violation of these laws could result in economic harm to our operations.

We must comply with federal, state, and foreign laws relating to the procurement and administration of government contracts.  Such laws include the Federal Acquisition Regulation (FAR), the Truth in Negotiations Act (TINA), the Cost Accounting Standards (CAS), and the Service Contract Act (SCA). These laws impact how we do business with government clients and can increase the cost of doing business. Government agencies such as EPA and the Defense Contract Audit Agency (DCAA), as well as numerous state agencies routinely audit government contractors and their performance under specific contracts to determine if a contractor’s cost structure is compliant with applicable laws and regulations.  They may question the incurrence of certain costs based on the FAR and CAS and disallow those costs on their contracts.  These audits may occur several years after payment for services has been received.  Historically, we have been able to successfully defend against the disallowance of any significant costs.  However, there is no assurance that future audits will not result in the material disallowances for costs incurred in the future. Such material disallowances could negatively affect revenue, profits and cash flow.

We depend on municipal, state and federal government work for a significant portion of our revenues.  Inability to win or renew government contracts during procurement cycles could significantly reduce our revenue and profits.

Revenues from all government contracts (municipal, state and federal) represented 29%, 27% and 24% of total revenues for fiscal years 2013, 2012 and 2011, respectively.  Inability to win or renew government contracts could adversely affect our operations and significantly reduce our revenue and profits.

Government contracts are typically awarded through a highly regulated procurement process.  Some government contracts are awarded to multiple competitors, causing increased competition and downward pricing pressure.  If we cannot reduce or control costs associated with these contracts, we may not be able to bid competitively, or unexpected losses on these contracts may occur.

Current economic uncertainty could affect our public and private sector work.

The current worldwide contraction of credit and other poor economic conditions could impact the availability of financing for certain private environmental projects.  In addition, governmental budget cuts or delays in governmental spending could defer or halt work on public environmental programs.  These economic uncertainties could adversely affect our operations and significantly reduce our profits.  Any impact on specific programs cannot be determined at this time.

International operations are subject to a number of risks.

We derived 32%, 37%, and 32% of our revenue from international operations for the fiscal years 2013, 2012, and 2011, respectively.  International operations are subject to a number of risks, including:

•	greater counterparty risk, leading to longer collection cycles and potentially uncollectible accounts;
•	currency fluctuations;
•	logistical and communication challenges;
•	exposure to liability and sanctions under the Foreign Corrupt Practices Act;
•	exposure to liability and sanctions under laws and regulations established by foreign jurisdictions in which we conduct business;
•	lack of developed legal systems to enforce our contractual rights;
•	general economic and political conditions in foreign markets;
•	civil disturbance, unrest or violence; and
•	difficulties in staffing international operations with appropriately credentialed and trained personnel.

Failure to manage these risks effectively may result in harm to our overall operations and significantly reduce our future revenues, earnings and available liquidity.

We must be able to accurately estimate and control contract costs to prevent losses on contracts.

We have three basic types of contracts with our clients: time and materials, fixed price and cost-plus.  The percentage of our revenues associated with these contract types are summarized in the following table.

	Twelve Months Ended July 31,
	2013	2012	2011

Time and materials	48%	49%	55%
Fixed price	43	43	40
Cost-plus	9	8	5
Total revenue	100%	100%	100%

We must control direct contract costs in order to maintain positive profit margins.  Under cost-plus contracts, which may be subject to various types of ceilings, we are reimbursed for allowable costs plus a negotiated profit.  If costs exceed ceilings or are otherwise deemed unallowable under provisions of the contract or regulations, we may not be reimbursed for all of our costs.  Under fixed price contracts, we are paid a fixed price regardless of the actual costs incurred. Consequently, a profit is realized on fixed price contracts only if we are able to control costs and avoid overruns.  Under time and material contracts, we are paid for our direct labor hours at fixed rates plus reimbursement of allocable other direct costs.  Profitability is dependent on a consistently high utilization of staff and our ability to control our overhead costs.

The use of annual percentage of completion method of accounting could result in a reduction or reversal of previously recorded revenues and profits.

A portion of our revenues and profit margins are measured and recognized using the percentage of completion method of accounting which is discussed further in Note 2 of the Consolidated Financial Statements. The use of this method results in the recognition of revenues and profit margins ratably over the life of a contract. The effect of revisions to revenues and estimated costs is recorded when the amounts are known or can be reasonably estimated. Such revisions could occur in subsequent periods and their effects could be material. Although we have historically been able to make reasonably accurate estimates of work progress, the uncertainties inherent in the estimating process make it possible for actual costs to vary from estimates in a material amount, including reductions or reversals of previously recorded revenues and profits.

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

To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions as of the date of the financial statements, which affect the reported values of assets and liabilities and revenues and expenses and disclosures of contingent assets and liabilities.  Areas requiring significant estimates by management include:

•	the application of the percentage of completion method of accounting and revenue recognition on contracts
•	provisions for uncollectible receivables and contract adjustments
•	provisions for income taxes and related valuation reserves
•	accruals for estimated liabilities, including litigation reserves
•	accruals for uncertain tax positions
•	evaluation of the impairment of goodwill and other long-lived assets

Failure to attract and retain key employees could impair our ability to provide quality service to clients.

We provide professional and technical services that depend on our ability to attract, retain and train our professional employees to conduct our business and perform our obligations to ensure success.  It may be difficult to attract and retain qualified expertise within timeframes demanded by clients.  Senior managements’ experience is essential to the success of any company and our ability to retain such talent is crucial to our profitability.  Further, the loss of key management personnel could adversely affect our ability to develop and pursue our business strategies.

Failure to complete a project timely or failure to meet a required performance standard on a project could cause us to incur a loss which may affect overall profitability.

Completion dates and performance standards may be important requirements to a client on a given project.  If we are unable to complete a project within specified deadlines or fail to meet performance criteria set forth by a client, we may incur additional costs or the client may hold us responsible for costs they incur to rectify the problem.  The uncertainty involved in the timing of certain projects could also negatively affect our staff utilization, causing a drop in efficiency and reduced profits.

Failure to manage our information technology environment effectively could be detrimental to our operations.

We rely on information technology for all aspects of our operations, including but not limited to our project proposal, contract management, project management, labor management, client billing, vendor payment, tax management, liquidity management and financial reporting processes.  We continue to roll out software to our operating subsidiaries within the United States and in South America.  Failure to adequately manage the worldwide implementation and utilization of system software could negatively impact our ability to manage our operations and our ability to accurately report our financial results on a timely basis.

Failure to comply with tax accounting and reporting requirements in all of our markets could have a detrimental impact on our business decision-making and on our financial results.

We operate in numerous tax jurisdictions within the United States and in foreign countries.  Accurate tax accounting and reporting for all jurisdictions is essential for us to continue to operate in our markets.  In addition, understanding the tax impacts of various financial transactions is also essential for us to make sound and informed business decisions.  Therefore, failure to identify, understand, interpret and comply with tax requirements could result in uninformed business decisions and financial reporting errors.

Our services could expose us to significant liability not covered by insurance.

The services we provide expose us to significant risks of professional and other liabilities.  Our contracts generally require us to maintain certain insurance coverages and to indemnify our clients for claims, damages or losses for personal injury or property damage relating to performance of our duties unless such injury or damage is the result of the client's negligence or willful acts.  Currently, we are able to obtain insurance coverage to meet the requirements of our contracts, subject to certain pollution exclusions.  Additionally, we have an errors and omissions insurance policy that covers our environmental consulting services, including legal liability for pollution conditions resulting therefrom.  Where possible, we require that our clients cross-indemnify us for asserted claims.  There can be no assurance, however, that any such cross-indemnification agreements, together with our general liability insurance and errors and omissions coverage, will be sufficient to protect us against any asserted claim.

We are unable to predict the total amount of all potential liabilities that could arise under contracts with our clients.  While we believe that we hold an appropriate level of coverage, we acknowledge that insurance may be inadequate or unavailable in the future to protect us for such liabilities and risks.

Management's voting rights could block or discourage a change in control.

Our current senior officers and Chairman of the Board own in excess of 55% of the Class B Common Stock which has one vote per share while the Class A Common Stock has one-tenth of a vote per share.  Therefore, current management could block a change in control.  This ability could adversely affect the value of the Class A Common Stock.

We are subject to heightened risk of natural disasters in certain of our markets.  Catastrophic natural disasters in these areas could have a detrimental impact on our operations.

We have offices and projects in coastal regions of the United States and foreign countries where there is heightened risk of natural disasters such as earthquakes and hurricanes.  In addition, we have offices and projects in inland areas of the United States where there is heightened risk of flooding and tornados.  If they occur, catastrophic natural disasters could have a significant detrimental impact on our operations that cannot be anticipated or planned for.  Therefore, if they occur, catastrophic natural disasters could result in reduced revenues, higher expenses, loss of Company assets and loss of key staff and other critical resources for extended periods of time.

Item 1B.	Unresolved Staff Comments

None to report.

Item 2.	Properties

We own our corporate headquarters (60,000 square feet), which is located in Lancaster, New York, a suburb of Buffalo.  We also own additional property in Lancaster, New York that includes a warehouse and office facility (35,000 square feet).  We also lease forty-four (44) regional offices in the United States and seventeen (17) offices in foreign locations.

Item 3.	Legal Proceedings

From time to time, we are a named defendant in legal actions arising out of the normal course of business.  We are not a party to any pending legal proceeding, the resolution of which the management believes will have a material adverse effect on our results of operations, financial condition, cash flows, or to any other pending legal proceedings other than ordinary, routine litigation incidental to its business.  We maintain liability insurance against risks arising out of the normal course of business.

Certain contracts contain termination provisions under which the customer may, without penalty, terminate the contracts upon written notice to us.  In the event of termination, we would be paid only termination costs in accordance with the particular contract.  Generally, termination costs include unpaid costs incurred to date, earned fees and any additional costs directly allocable to the termination.

On September 21, 2012, the Colorado Department of Public Health and Environment (the "Department") issued a proposed Compliance Order on Consent (the "Proposed Consent Order") to the City and County of Denver ("Denver") and to Walsh Environmental Scientists and Engineers, LLC (“Walsh”).  Walsh is a majority-owned subsidiary of Ecology and Environment, Inc.  The Proposed Consent Order concerns construction improvement activities of certain property owned by Denver which was the subject of asbestos remediation.  Denver had entered into a contract with Walsh for Walsh to provide certain environmental consulting services (asbestos monitoring services) in connection with the asbestos containment and/or removal performed by other contractors at Denver's real property.  Without admitting liability or the Department’s version of the underlying facts, Walsh on February 13, 2013 entered into a Compliance Order on Consent with the Department and paid a penalty of less than $0.1 million and paid for a Supplemental Environmental Project to benefit the public at large in an amount less than $0.1 million.  Denver was served with a final Compliance Order and Assessment of Administrative Penalty against Denver alone for approximately $0.2 million.  Under Walsh's environmental consulting contract with Denver, Walsh has agreed to indemnify Denver for certain liabilities where Walsh could potentially be held responsible for a portion of the penalty imposed upon Denver.  Walsh has put its professional liability and general liability carriers on notice of this indemnification claim by Denver.  We believe that this administrative proceeding involving Walsh will not have an adverse material effect upon our operations or cash flows.

On February 4, 2011, the Chico Mendes Institute of Biodiversity Conservation of Brazil (the “Institute”) issued a Notice of Infraction to E&E Brasil.  E&E Brasil is a majority-owned subsidiary of Ecology and Environment, Inc.  The Notice of Infraction concerns the taking and collecting species of wild animal specimens without authorization by the competent authority and imposes a fine of 520,000 Reais, which has a value of approximately $0.2 million at April 30, 2013.  No claim has been made against Ecology and Environment, Inc.  The Institute has also filed Notices of Infraction against four employees of E&E Brasil alleging the same claims and has imposed fines against those individuals that, in the aggregate, are equal to the fine imposed against E&E Brasil.  E&E Brasil has filed administrative responses with the Institute for itself and its employees that: (a) denies the jurisdiction of the Institute, (b) states that the Notice of Infraction is constitutionally vague and (c) affirmatively stated that E&E Brasil had obtained the necessary permits for the surveys and collections of specimens under applicable Brazilian regulations and that the protected conservation area is not clearly marked to show its boundaries.  At this time, E&E Brasil has attended one meeting where depositions were taken. We believe that these administrative proceedings in Brazil will not have an adverse material effect upon our operations or cash flows.

Item 4.	Mining Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Principal Market for EEI Common Stock

The Company’s Class A Common Stock is listed on NASDAQ.  There is no separate market for the Company’s Class B Common Stock.

High and Low Stock Prices for Class A Common Stock

The range of high and low prices for the Company's Class A Common Stock, as reported by NASDAQ, are summarized in the following table.

	High Share Price	Low Share Price
Fiscal Year Ended July 31, 2013:
First Quarter (commencing August 1, 2012 - October 31, 2012)	$13.00	$11.60
Second Quarter (commencing November 1, 2012 - January 31, 2013)	13.36	10.70
Third Quarter (commencing February 1, 2013 - April 30, 2013)	14.42	11.75
Fourth Quarter (commencing May 1, 2013 - July 31, 2013)	13.00	10.05

Fiscal Year Ended July 31, 2012:
First Quarter (commencing August 1, 2011 - October 29, 2011)	$17.65	$14.95
Second Quarter (commencing October 30, 2011 - January 31, 2012)	17.50	15.64
Third Quarter (commencing February 1, 2012 - April 30, 2012)	17.00	14.60
Fourth Quarter (commencing May 1, 2012 - July 31, 2012)	15.19	11.26

Holders of Common Stock

As of October 31, 2013, 2,646,110 shares of the Company's Class A Common Stock were outstanding and there were 371 holders of record of the Company's Class A Common Stock.  We estimate that the Company has a significantly greater number of Class A Common Stock shareholders because a substantial number of the Company's shares are held in street name.

As of October 31, 2013, there were 1,643,773 shares of the Company's Class B Common Stock outstanding and there were 56 holders of record of the Class B Common Stock.

Dividends

Including the fiscal year ended July 31, 2013, the Company has declared semi-annual dividends for 27 consecutive years.  The Company declared dividends totaling $0.48 per common share during the fiscal years ended July 31, 2013 and 2012.

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

Equity Compensation Plan Information

 Equity Compensation Plan information as of July 31, 2013 is summarized in the following table.

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance

Equity compensation plans approved by security holders:
2003 Stock Award Plan	---	---	---
2007 Stock Award Plan	---	---	40,185
Total	---	---	40,185

Refer to Note 12 to Consolidated Financial Statements, included in Item 8 of this Annual Report, for additional information regarding our Equity Compensation Plans.

Purchased Equity Securities

In August 2010, the Company’s Board of Directors approved a 200,000 share repurchase program.  The following table summarizes the Company's purchases of its common stock during the fiscal year ended July 31, 2013.

Fiscal Year 2013 Reporting Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

August	---	---	---	93,173
September	---	---	---	93,173
October	---	---	---	93,173
November	---	---	---	93,173
December	---	---	---	93,173
January	---	---	---	93,173
February	---	---	---	93,173
March	---	---	---	93,173
April	---	---	---	93,173
May	---	---	---	93,173
June	---	---	---	93,173
July	---	---	---	93,173

Item 6.	Selected Consolidated Financial Data

	Fiscal Year Ended July 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share amounts)
Operating data:
Revenues, net	$134,937	$155,410	$169,173	$144,098	$146,081
(Loss) income from operations	(898)	4,784	12,386	9,893	9,445
(Loss) income before income tax (benefit) provision	(968)	4,398	12,755	10,459	9,450
Net (loss) income attributable to Ecology and Environment, Inc.	(2,130)	774	6,960	4,258	5,221
Net (loss) income per common share (basic and diluted)	(0.50)	0.18	1.65	1.02	1.27
Cash dividends declared per common share (basic and diluted)	$0.48	$0.48	$0.46	$0.42	$0.39

Weighted average common shares outstanding (basic and diluted)	4,247,821	4,233,883	4,222,688	4,160,816	4,115,921

	Balance at July 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share amounts)
Balance sheet data:
Working capital	$34,288	$38,511	$41,979	$38,950	$36,142
Total assets	81,682	97,512	94,268	79,959	77,808
Long-term debt and capital lease obligations (current and long-term portions)	451	591	2,138	1,695	815
Ecology and Environment, Inc. shareholders’ equity	43,544	48,146	50,034	44,864	41,051
Book value per share (basic and diluted)	$10.25	$11.37	$11.85	$10.78	$9.97

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Fiscal Year 2013 Operations Summary

Our income before income tax provision decreased $5.4 million (122%) to a loss of $1.0 million for fiscal year 2013.  Revenue less subcontract costs, which is a key performance measurement for our business, decreased $13.2 million (11%) during fiscal year 2013, due mainly to:

•	lower project work volumes in energy and mining sectors within our domestic and certain of our foreign markets; and
•	higher net reserves for contract adjustments recorded as a reduction of revenue, which were required for projects in China and northern Africa.

During the fourth quarter of fiscal year 2013, we recorded a $0.8 million software impairment charge related to certain software modules that do not meet the needs of users that rely on the system and will not provide any future service potential. The software impairment charge is further described in Item 1 of this Annual Report.

Lower revenue less subcontract costs and the software impairment charge noted above were partially offset by:

•	lower professional service costs and other direct project expenses as a result of lower project work volumes and other managed reductions in technical staff levels; and
•	lower indirect expenses due primarily to managed reductions of staff levels in various administrative, marketing and other indirect departments.

Liquidity and Capital Resources

Despite an operating loss for the fiscal year ended July 31, 2013, we maintained a strong liquidity position during the year.  Cash generated from operations was $11.9 million, which was adequate to fund investing and financing activities required to maintain our operations.  Cash and cash equivalents decreased $1.0 million during fiscal year 2013 primarily due to $2.0 million in dividend payments paid to shareholders during the year, which were not required for operations, but which were approved on a discretionary basis by the Board of Directors.

During fiscal years prior to 2013, we expended significant resources and working capital on contracts in the Middle East and China, which resulted in significant billed contract receivables that were not collected during those years, and which required additional borrowings from our existing lines of credit.  During January 2013, we collected $7.1 million of cash related to contract receivables in the Middle East, which enabled us to reduce amounts outstanding under our lines of credit.

We believe that cash flows from U.S. operations, available cash and cash equivalent balances in our domestic subsidiaries and remaining amounts available under lines of credit will be sufficient to cover working capital requirements of our U.S. operations during the next twelve months and the foreseeable future.

Our foreign subsidiaries generate adequate cash flow to fund their operations.  We intend to reinvest foreign cash balances, net of any dividends paid from our foreign subsidiaries from time to time, into opportunities outside the U.S.  If the foreign cash and cash equivalents were needed to fund domestic operations, we would be required to accrue and pay taxes on any amounts repatriated.

Cash and cash equivalents activity and balances are summarized in the following table.

	Fiscal Year Ended July 31,
	2013	2012	2011
Cash provided by (used in):
Operating activities	$11,943,124	$(360,288)	$1,010,791
Investing activities	(2,557,656)	(5,533,398)	(2,822,924)
Financing activities	(9,950,867)	7,988,123	(4,057,705)
Effect of exchange rate changes on cash and cash equivalents	(457,711)	(156,509)	52,486
Net (decrease) increase in cash and cash equivalents	$(1,023,110)	$1,937,928	$(5,817,352)

Cash and cash equivalents, by location:
U.S. operations	$6,244,053	$4,398,921	$5,602,946
Foreign operations	3,200,607	6,068,849	2,926,896
Total cash and cash equivalents	$9,244,660	$10,467,770	$8,529,842

For the fiscal year ended July 31, 2013, cash provided by operations resulted primarily from the following net activity:
•	Net income (after adjustment for non-cash items) provided $4.8 million of operating cash;
•	Lower net contract receivables provided $7.2 million of operating cash, which resulted primarily from $7.1 million of cash received on aged outstanding receivables in the Middle East; and
•	Other working capital activity resulted in a net use of $0.4 million of operating cash, due primarily to lower work levels associated with lower revenue and to general reductions of current liabilities as a result of an improved liquidity position at the Parent Company.

Net cash used in investment activities during the fiscal year ended July 31, 2013 primarily resulted from the following activity:
•	Purchases of property, building and equipment resulted in a use of $1.8 million of cash; and
•	Acquisitions of noncontrolling interests in two majority-owned subsidiaries, Walsh Environmental Scientists & Engineers, LLC (“Walsh”) and Gustavson Associates, LLC (“Gustavson”) resulted in a use of $0.6 million of cash.

Net cash used in financing activities during the fiscal year ended July 31, 2013 primarily resulted from the following activity:
•	Net repayment of borrowings against our lines of credit of $5.8 million, which was made possible by the receipt of $7.1 million of cash on aged outstanding receivables in the Middle East;
•	Repayments of debt and capital lease obligations of $0.9 million;
•	Dividend payments to common shareholders of $2.0 million; and
•	Distributions to non-controlling interests of $1.5 million.

We maintain unsecured lines of credit available for working capital and letters of credit.  Contractual interest rates ranged from 2.5% to 5% at July 31, 2013 and July 31, 2012.  Our lenders have reaffirmed the lines of credit within the past twelve months.  Our lines of credit are summarized in the following table.

	Balance at July 31,
	2013	2012
Outstanding cash draws (recorded as lines of credit on the accompanying consolidated balance sheets)	$6,528,691	$12,309,335
Outstanding letters of credit to support operations	3,080,938	2,615,415
Total amounts used under lines of credit	9,609,629	14,924,750
Remaining amounts available under lines of credit	24,759,371	19,444,250
Total approved unsecured lines of credit	$34,369,000	$34,369,000

Balance Sheets

Contract Receivables, Net

Contract receivables, net are summarized in the following table.

	Balance at July 31,
	2013	2012

Contract Receivables:
Billed	$36,284,950	$42,977,016
Unbilled	16,441,857	28,829,818
	52,726,807	71,806,834
Allowance for doubtful accounts and contract adjustments	(5,592,800)	(10,238,391)
Total contract receivables, net	$47,134,007	$61,568,443

Activity within the allowance for doubtful accounts and contract adjustments is summarized in the following table.

	Fiscal Year Ended July 31,
	2013	2012	2011

Balance at beginning of period	$10,238,391	$6,755,087	$3,373,673
Net increase (decrease) due to adjustments in the allowance for:
Contract adjustments (1)	6,319,650	1,635,311	3,355,971
Doubtful accounts (2)	(287,426)	689,657	424,377
Transfer of reserves to (from) allowance for doubtful accounts and contract adjustments from (to) allowance for project disallowances (3)	61,123	1,158,336	(398,934)
Specific write-off of contract receivables and reserves during the period	(10,738,938)	---	---
Balance at end of period	$5,592,800	$10,238,391	$6,755,087

(1)	Increases (decreases) to the allowance for contract adjustments on the consolidated balance sheets are also recorded as (decreases) increases to revenue on the consolidated statements of operations.
(2)	Increases (decreases) to the allowance for doubtful accounts on the consolidated balance sheets are also recorded as increases (decreases) to administrative and other indirect operating expenses on the consolidated statements of operations.
(3)	The allowance for project disallowances is included in other accrued liabilities on the consolidated balance sheets.

Significant concentrations of contract receivables and the allowance for doubtful accounts and contract adjustments are summarized in the following table.

	Balance at July 31, 2013		Balance at July 31, 2012
Region	Contract Receivables	Allowance for Doubtful Accounts and Contract Adjustments	Contract Receivables	Allowance for Doubtful Accounts and Contract Adjustments

United States, Canada and South America	$41,302,180	$1,576,746	$46,064,299	$1,729,515
Middle East/Africa	10,876,151	3,886,508	21,224,062	7,377,650
Asia	548,476	129,546	4,518,473	1,131,226
Totals	$52,726,807	$5,592,800	$71,806,834	$10,238,391

During the three months ended July 31, 2013, we recorded $10.7 million of specific write-offs of aged and uncollectible contract receivables related to projects in China, the Middle East and northern Africa, which resulted in equivalent reductions in contract receivables and the allowance for doubtful accounts and contract adjustments.  The decision to write-off these contract receivable balances was based on management’s assessment that cash collections are not likely.

Prior to these write-off adjustments, combined contract receivables related to projects in the Middle East, Africa and Asia represented 35% and 36% of total contract receivables at July 31, 2013 and 2012, while the combined allowance for doubtful accounts and contract adjustments related to these projects represented 90% and 83%, respectively, of the total allowance for doubtful accounts and contract adjustments at those same period end dates.  These allowance percentages highlight our experience of the heightened operating risks (i.e., political, regulatory and cultural risks) within these foreign regions in comparison with similar risks in the United States, Canada and South America.  These heightened operating risks have ultimately resulted in higher counterparty, credit and liquidity risks as we expend resources that may not be recovered for several months, or at all.

Middle East/Africa

As of July 31, 2012, we recorded $14.8 million of contract receivables and $3.9 million of allowance for doubtful accounts and contract adjustments related to specific projects in the Middle East.  During the quarter ended January 31, 2013, we received $7.1 million of cash related to one of these projects, which resulted in reductions in contract receivables and the allowance for doubtful accounts and contract adjustments of $7.1 million and $1.7 million, respectively.  This reduction in the allowance for doubtful accounts and contract adjustments was partially offset by $0.4 million of contract adjustments recorded in response to continued aging of contract receivables related to other projects in the Middle East.

During fiscal year 2013, we recorded $0.9 million of contract adjustments related to work completed for a project in northern Africa, for which the client has not yet approved the project tasks as of July 31, 2013.

During the three months ended July 31, 2013, we recorded $3.4 million of specific write-offs of aged, uncollectible and fully reserved contract receivables related to projects in the Middle East and Africa, which resulted in equivalent reductions in contract receivables and the allowance for doubtful accounts and contract adjustments.

Asia

In January 2013, we announced that we had entered into contracts to provide environmental consulting services to a client in China.  The contracts replaced a previous agreement from fiscal year 2011.  Through July 31, 2013, we recorded $6.8 million of contract receivables related to these agreements in China.  Since inception of these agreements, we encountered significant operational project issues and delays in collecting required contractual advance payments due to us.

After considering the age of the related contract receivables, non-payment of required contractual advance payments owed to us and the lack of any other cash collections to date, management concluded during the fourth quarter of fiscal year 2013 that the contract receivables from the client in China were uncollectible, and we recorded $4.8 million of contract adjustments during the quarter, of which $3.8 million related to revenue and contract receivables recorded during fiscal year 2013.  For all of fiscal year 2013, we recorded $6.3 million of contract adjustments related to these contract receivables.  The total allowance for doubtful accounts and contract adjustments related to these contracts, prior to write-off of the fully reserved contract receivable balance during the fourth quarter of fiscal year 2013, was $6.8 million.  During the fourth quarter of fiscal year 2013, management suspended all project activity related to these contracts.

During the three months ended July 31, 2013, the Company recorded $7.3 million of specific write-offs of aged, uncollectible and fully reserved contract receivables related to projects in China, which resulted in equivalent reductions in contract receivables and the allowance for doubtful accounts and contract adjustments.

Property, Plant and Equipment, Net

During fiscal years 2012 and 2013, the Company acquired and developed a new operating and financial software system for use by EEI and its U.S. and foreign subsidiaries.  Through July 31, 2013, the Company capitalized $4.1 million of expenditures for the acquisition and development of this system, which was being amortized over a 10 year useful life.  During the quarter ended July 31, 2013, management assessed the utility and effectiveness of various modules included in the software package, and determined that certain software modules do not meet the needs of users that rely on the system and will not provide any future service potential.  As a result, the Company recorded a software impairment charge of $0.8 million during the three months ended July 31, 2013, which is included in administrative and indirect operating expenses on the consolidated statements of operations.

Results of Operations

Revenue, net

Revenue, net and revenue, net less subcontract costs, by business entity, are summarized in the following table.

	Fiscal Year Ended July 31,
	2013	2012	2011

Gross revenue by entity:
EEI and all of its wholly owned subsidiaries	$82,358,140	$85,150,365	$108,596,221
EEI’s majority-owned subsidiaries:
Walsh Environmental Scientists & Engineers, LLC (“Walsh”)	28,263,579	39,295,981	39,230,040
Ecology & Environment do Brasil, Ltda (“E&E Brasil”)	15,125,046	15,702,130	11,740,335
Gestion Ambiental Consultores S.A. (“GAC”)	10,640,382	11,298,271	8,112,753
ECSI, LLC (“ECSI”)	4,869,394	5,539,993	5,299,482
Total	141,256,541	156,986,740	172,978,831
Less: Net reserves for contract adjustments recorded during the period	(6,319,650)	(1,576,641)	(3,805,9711)
Revenue, net per consolidated statements of income	$134,936,891	$155,410,099	$169,172,860

Revenue, net less subcontract costs, by entity:
EEI and all of its wholly owned subsidiaries	$69,691,641	$72,290,708	$97,255,198
EEI’s majority-owned subsidiaries:
Walsh	20,796,180	26,003,190	23,739,544
E&E Brasil	13,778,136	14,433,459	9,967,276
GAC	7,327,335	6,620,988	6,112,245
ECSI	4,621,818	5,323,216	4,578,631
Total	$116,215,110	$124,671,561	$141,652,894

Fiscal Year 2013 Versus 2012

The overall decrease in consolidated revenue less subcontract costs for the fiscal year ended July 31, 2013, as compared with the prior fiscal year, resulted from the net impact of the following entity activity:

•	Lower Parent Company and wholly-owned subsidiary revenue resulted from lower sales volume, particularly within domestic state and federal government markets.
•	Lower Walsh revenue primarily resulted from lower sales volume, particularly within the energy and mining sectors in its U.S. and foreign markets.
•	Lower E&E Brasil revenue was primarily due to weakening of the local currency (Reais) against the U.S. dollar. In the local currency, revenue for E&E Brasil increased 9% during the fiscal year ended July 31, 2013, primarily due to higher revenues in the energy transmission sector.
•	Higher GAC revenue less subcontract costs was primarily due to a significant decrease in subcontract costs, which was partially offset by lower sales volume in the mining sector, as a mining project completed during fiscal year 2012 was not renewed or replaced during fiscal year 2013.
•	Lower ECSI revenue primarily resulted from lower sales volume in the mining sector, as a mining project completed during fiscal year 2012 were not renewed or replaced during fiscal year 2013.

Net reserves for contract adjustments recorded as an offset to revenue are summarized by region in the following table.

	Fiscal Year Ended July 31,
Region	2013	2012	2011

United States, Canada and South America	$73,534	$(355,643)	$(326,678)
Middle East/Africa	(72,024)	1,314,058	3,669,649
Asia	6,318,140	618,226	463,000
Totals	$6,319,650	$1,576,641	$3,805,971

Commentary regarding net reserves for contract adjustments recorded as an offset to revenue during the fiscal year ended July 31, 2013 is included within Balance Sheet commentary above.

Fiscal Year 2012 Versus 2011

The overall decrease in consolidated revenue less subcontract costs for the fiscal year ended July 31, 2012, as compared with the prior fiscal year, resulted from the following entity activity:

•	Lower Parent Company and wholly-owned subsidiary revenue resulted from lower sales volume, particularly within the domestic energy market as a significant project ended during fiscal year 2011.
•	Higher Walsh revenue was primarily due to significantly higher volume of energy market project activity in Walsh’s subsidiary in Peru.
•	Higher E&E Brasil revenue was primarily due to significant modifications received on transmission and energy market projects.
•	Higher GAC and ECSI revenue primarily resulted from higher sales volume in the mining sector.

Operating Expenses

Overview

The cost of professional services and other direct operating expenses represent labor and other direct costs of providing services to our clients under our project agreements.  These costs, and fluctuations in these costs, generally correlate directly with related project revenues.  The cost of professional services and other direct operating expenses, by business entity, are summarized in the following table.

	Fiscal Year Ended July 31,
	2013	2012	2011

EEI and all of its wholly owned subsidiaries	$29,408,179	$33,152,707	$46,194,644
EEI’s majority-owned subsidiaries:
Walsh	6,034,926	7,709,299	7,887,484
E&E Brasil	7,524,216	8,413,975	5,909,552
GAC	5,258,000	4,499,132	4,332,206
ECSI	1,529,296	1,857,168	1,591,101
Total cost of professional services and other direct operating expenses	$49,754,617	$55,632,281	$65,914,987

Indirect operating expenses include administrative and indirect operating expenses, as well as marketing and related costs.  Combined indirect operating expenses, by business entity, are summarized in the following table.

	Fiscal Year Ended July 31,
	2013	2012	2011

EEI and all of its wholly owned subsidiaries	$36,239,243	$38,957,028	$37,081,202
EEI’s majority-owned subsidiaries:
Walsh	12,707,123	12,953,357	11,677,740
E&E Brasil	5,480,397	4,847,879	5,765,816
GAC	1,161,575	923,723	790,257
ECSI	3,021,712	2,836,756	2,470,453
Total indirect operating expenses	$58,610,050	$60,518,743	$57,785,468

Fiscal Year 2013 Versus 2012

During fiscal year 2013, management at EEI and our U.S. subsidiaries critically reviewed technical and indirect staffing levels, other expenses necessary to support current project work levels and key administrative processes, particularly in our domestic subsidiaries and operations.  As a result of this review, the number of full time employees in various technical and indirect departments at EEI and its U.S. subsidiaries decreased by a combined 10% in fiscal year 2013.  Utilization of contracted services was also reviewed and reduced.  Management continues to critically evaluate its organizational and cost structure to identify ways to operate more efficiently and cost effectively.

Consolidated expenses directly associated with services provided under contracts decreased $5.9 million (11%) during fiscal year 2013.  This net decrease was primarily due to lower consolidated revenues at EEI and its U.S. subsidiaries, which resulted from lower service levels provided during the year and to managed reductions in technical staff levels.  Expense reductions in the U.S. were partially offset by a higher volume of project activity and related expenses in South American subsidiaries.

Consolidated administrative, marketing and other indirect expenses decreased $1.9 million (3%) during fiscal year 2013.  During the year, management at EEI and its U.S. subsidiaries critically reviewed indirect staffing levels and key administrative processes, and reduced staff counts and utilization of contracted services in certain indirect departments.  These cost reductions in the U.S. were partially offset by higher indirect expenses to support growth in South American subsidiaries and by a $0.8 million software impairment charge recorded by EEI during the fourth quarter of fiscal year 2013 (refer to Item 1 of this Annual Report).

Depreciation and amortization expense increased $0.3 million (12%) during fiscal year 2013, which resulted from acquisitions of depreciable assets of $1.8 million and $4.4 million during fiscal years 2013 and 2012, respectively.

Fiscal Year 2012 Versus 2011

Expenses directly associated with services provided under contracts decreased $10.3 million (16%) during fiscal year 2012.  This decrease was directly related to lower revenues resulting from lower service levels provided during the year.

Administrative, marketing and other indirect expenses increased a combined $2.7 million (5%) during fiscal year 2012, which represented the net impact of several factors:
•	Lower sales volumes resulted in lower technical staff utilization on specific projects, and higher allocation of the cost of those resources to indirect expenses.
•	EEI’s decisions to not award bonuses for fiscal year 2012 and to decrease EEI’s discretionary contribution to its defined contribution retirement plan resulted in a combined $0.8 million reduction in indirect expenses during fiscal year 2012.
•	Foreign exchange losses increased $0.7 million in fiscal year 2012 mainly due to fluctuations in the exchange rates on receivables carried in local currency (Kuwaiti Dinars) and translated to U.S. dollars.

Depreciation and amortization expense increased $0.4 million (23%) during fiscal year 2012, which resulted from acquisitions of depreciable assets of $4.4 million and $2.5 million during fiscal years 2012 and 2011, respectively.

Income Taxes

The income tax provision (benefit) resulting from domestic and foreign operations is summarized in the following table.

	Fiscal Year Ended July 31,
	2013	2012	2011

Income tax (benefit) provision from:
Domestic operations	$(782,672)	$65,885	$3,299,857
Foreign operations	1,036,906	1,292,031	1,331,378
Income tax provision, as reported on the consolidated statements of operations	$254,234	$1,357,916	$4,631,235

A reconciliation of the income tax provision using the statutory U.S. income tax rate compared with the actual income tax provision reported on the consolidated statements of operations is summarized in the following table.

	Fiscal Year Ended July 31,
	2013	2012	2011

Income tax provision at the U.S. federal statutory income tax rate	$(329,057)	$1,495,206	$4,336,758
Income from "pass-through" entities taxable to noncontrolling partners	(102,933)	(255,065)	(293,369)
International rate differences	(197,217)	(329,825)	(267,859)
Other foreign taxes, net of federal benefit	94,528	211,088	114,797
Foreign dividend income	481,287	329,825	420,921
Domestic manufacturing deduction	---	---	(229,593)
State taxes, net of federal benefit	3,871	13,193	433,676
Re-evaluation and settlements of tax contingencies	(58,105)	(180,304)	---
Peru non-deductible expenses	173,707	211,000	---
Canada valuation allowance	130,950	---	---
Other permanent differences	57,203	(137,202)	115,904
Income tax provision, as reported on the consolidated statements of operations	$254,234	$1,357,916	$4,631,235

Fiscal Year 2013 Versus 2012

The majority of the income or loss generated by the Company occurs in tax jurisdictions with combined income tax rates between 30 percent and 40 percent.  However, the mix of domestic and foreign earnings that created a small consolidated pre-tax loss, and the impact of permanent book-to-tax differences that are recognized regardless of pre-tax income or loss, resulted in an unusual negative effective income tax rate for fiscal year 2013.  These permanent differences primarily include non-deductible expenses in the U.S. and Peru, the establishment of a valuation allowance for losses in Canada and foreign dividend income that is taxed in the U.S. as a result of a reduced foreign tax credit created from the Company’s overall foreign loss.

The income tax provision decreased $1.1 million (81%) during fiscal year 2013, primarily as a result of decreased pre-tax income in both foreign and domestic operations.  Lower pre-tax income was partially offset by higher dividends from our foreign subsidiaries, for which we did not receive a foreign tax credit that we benefited from in prior years, and establishment of a valuation allowance for losses in Canada.

At July 31, 2013, U.S. net operating losses were approximately $3.8 million, which management intends on carrying back to the July 31, 2011 fiscal year to obtain a refund.  As of July 31, 2013, the foreign tax credit carryforwards were $0.5 million, which will start expiring in fiscal year 2021.

Fiscal Year 2012 Versus 2011

The effective tax rate was 30.9% and 36.3% for fiscal years 2013 and 2012, respectively.  The fiscal year 2013 reduction in the effective tax rate mainly resulted from: (i) higher income from U.S. corporate partnerships, the minority interests of which therefore resulted in larger favorable permanent differences; (ii) higher income from foreign operations in countries with lower effective tax rates than in the U.S; (iii) lower income from U.S. operations; and (iv) income tax benefits totaling $0.4 million recognized as result of favorable Kuwait and U.S. state related tax settlements, net of federal benefit.

Recent Accounting Pronouncements

Accounting Pronouncements Adopted During the Fiscal Year Ended July 31, 2013

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

Accounting Pronouncements Not Yet Adopted as of July 31, 2013

In July 2013, FASB issued ASU No. 2013-11 Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”).  ASU 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows.  To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.  We intend to adopt the provisions of ASU 2013-11 effective August 1, 2014 and apply its provisions retrospectively.   The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

Critical Accounting Policies

The preceding discussion and analysis of our financial condition and results of operating results are based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States.  The significant accounting policies used in the preparation of our consolidated financial statements are more fully described in the consolidated financial statements included in Item 8 of this Annual Report.

Many of our significant accounting policies require complex judgments to estimate values of assets and liabilities.  In making these judgments, management must make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  Because changes in such estimates and assumptions could significantly affect our reported financial position and results of operations, detailed policies and control procedures have been established to ensure that valuation methods, including judgments made as part of such methods, are well controlled, independently reviewed, and are applied consistently from period to period.

On an on-going basis, we evaluate our estimates to ensure that they are based on assumptions that we believe to be reasonable under current circumstances.  Our actual results may differ from these estimates and assumptions.

Of the significant policies used to prepare our consolidated financial statements, the items discussed below require critical accounting estimates involving a high degree of judgment and complexity.  For all of these critical policies, we caution that future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment.  This information should be read in conjunction with our consolidated financial statements included herein.

Revenue Recognition

Our revenues are derived primarily from the professional and technical services performed by its employees or, in certain cases, by subcontractors engaged to perform on under contracts entered into with our clients. The revenues recognized, therefore, are derived from our ability to charge clients for those services under the contracts.  Sales and cost of sales at our South American subsidiaries exclude tax assessments by governmental authorities, which are collected by us from its customers and then remitted to governmental authorities.

Substantially all of our revenue is derived from environmental consulting work.  The consulting revenue is principally derived from the sale of labor hours.  The consulting work is performed under a mix of fixed price, cost-type, and time and material contracts.  Contracts are required from all customers.  Revenue is recognized as follows:

Contract Type	Work Type	Revenue Recognition Policy

Time and materials	Consulting	As incurred at contract rates.
Fixed price	Consulting	Percentage of completion, approximating the ratio of either total costs or Level of Effort (LOE) hours incurred to date to total estimated costs or LOE hours.
Cost-plus	Consulting	Costs as incurred. Fixed fee portion is recognized using percentage of completion determined by the percentage of LOE hours incurred to total LOE hours in the respective contracts.

Revenues associated with these contract types are summarized in the following table.

	Twelve Months Ended July 31,
	2013	2012	2011

Time and materials	$64,522,639	$76,889,583	$92,980,325
Fixed price	58,244,072	67,638,479	66,987,437
Cost-plus	12,170,180	10,882,037	9,205,098
Total revenue	$134,936,891	$155,410,099	$169,172,860

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

Fixed price contracts are accounted for using the “percentage-of-completion” method, wherein revenue is recognized as project progress occurs.  Time and material contracts are accounted for over the period of performance, in proportion to the costs of performance, predominately based on labor hours incurred.  If an estimate of costs at completion on any contract indicates that a loss will be incurred, the entire estimated loss is charged to operations in the period the loss becomes evident.

The percentage of completion revenue recognition method requires the use of estimates and judgment regarding a project’s expected revenues, costs and the extent of progress towards completion.  We have a history of making reasonably dependable estimates of the extent of progress towards completion, contract revenue and contract completion costs.  However, due to uncertainties inherent in the estimation process, actual completion costs may vary significantly from estimates.

Most of our percentage-of-completion projects follow a method which approximates the “cost-to-cost” method of determining the percentage of completion.  Under the cost-to-cost method, we make periodic estimates of our progress towards project completion by analyzing costs incurred to date, plus an estimate of the amount of costs that we expect to incur until the completion of the project.  Revenue is then calculated on a cumulative basis (project-to-date) as the total contract value multiplied by the current percentage-of-completion.  The revenue for the current period is calculated as cumulative revenues less project revenues already recognized.  The recognition of revenues and profit is dependent upon a variety of estimates which can be difficult to accurately determine until a project is significantly underway.

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

Our contracts with the U.S. government contain provisions requiring compliance with the Federal Acquisition Regulation (“FAR”), and the Cost Accounting Standards (“CAS”).  These regulations are generally applicable to all of our federal government contracts and are partially or fully incorporated in many local and state agency contracts.  They limit the recovery of certain specified indirect costs on contracts subject to the FAR.  Cost-plus contracts covered by the FAR provide for upward or downward adjustments if actual recoverable costs differ from the estimate billed.  Most of our federal government contracts are subject to termination at the convenience of the client.  Contracts typically provide for reimbursement of costs incurred and payment of fees earned through the date of such termination.

Federal government contracts are subject to the FAR and some state and local governmental agencies require audits, which are performed for the most part by the Defense Contract Audit Agency (“DCAA”).  The DCAA audits overhead rates, cost proposals, incurred government contract costs, and internal control systems.  During the course of its audits, the DCAA may question incurred costs if it believes we have accounted for such costs in a manner inconsistent with the requirements of the FAR or CAS and recommend that our U.S. government financial administrative contracting officer disallow such costs.  Historically, we have not experienced significant disallowed costs as a result of such audits.  However, we can provide no assurance that such audits will not result in material disallowances of incurred costs in the future.

We maintain an allowance for project disallowances in other accrued liabilities for potential cost disallowances resulting from government audits and project close-outs.  Government audits have been completed for fiscal years through 2007 and final rates have been negotiated for fiscal years through 2005.  We have estimated our exposure based on completed audits, historical experience and discussions with the government auditors.  If these estimates or their related assumptions change, we may be required to adjust its recorded allowance for project disallowances.

Allowance for Doubtful Accounts and Contract Adjustments

We reduce our contract receivables by recording an allowance for doubtful accounts for estimated credit losses resulting from a client’s inability or unwillingness to pay valid obligations to us.  The resulting provision for bad debts is recorded within administrative and indirect operating expenses on the consolidated statements of income.  The likelihood that the customer will pay is based on the judgment of those closest to the related project and the customer.  At a minimum, management considers the following factors to determine the collectability of contract receivables for any specific project:

•	Customer acknowledgment of amount owed to us;
•	Customer liquidity/ability to pay;
•	Historical experience with collections from the customer;
•	Amount of time elapsed since last payment; and
•	Economic, geopolitical and cultural considerations for the home country of the customer.

We recognize that there is a high degree of subjectivity and imprecision inherent in the process of estimating future credit losses that are based on historical trends and customer data.  As a result, actual credit losses can differ from these estimates.

We also reduce contract receivables by establishing an allowance for billed and earned contract revenues that have become unrealizable, or may become unrealizable in the future.  Management reviews contract receivables and determines allowances amounts based on:

•	our operating performance related to the adequacy of the services performed;
•	the status of change orders and claims;
•	our historical experience with the customer settling change orders and claims; and
•	economic, geopolitical and cultural considerations for the home country of the customer.

We recognize that there is a high degree of subjectivity and imprecision inherent in the process of estimating contract allowances that are based on historical trends and customer data.  As a result, actual contract losses can differ from these estimates.

Goodwill

Goodwill of $1.2 million on our consolidated balance sheets represents the excess of purchase price over the fair value of identifiable net assets acquired in various business acquisitions.  Goodwill is not amortized, but is reviewed for impairment annually during the fourth quarter of our fiscal year, or more frequently if events, transactions or changes in circumstances indicate that the carrying amount may not be recoverable.  We utilize a discounted cash flows methodology for determining the fair value of the business units to which goodwill has been assigned.  Our discounted cash flows methodology includes the following critical assumptions:

•	Growth rates applied to projected earnings
•	Discount rates and terminal year growth rates applied to future cash flow projections

Our impairment testing of goodwill is considered to be a critical accounting estimate due to the significant judgment required for certain assumptions utilized in the models to determine fair value.  Assumptions used involve a high degree of subjectivity that is based on historical experience and internal forecasts of future results.  Actual results in future periods may not necessarily approximate historical experience or forecasts.

We completed our annual goodwill impairment test as of July 31, 2013, and concluded that our recorded goodwill was not at risk for impairment as of that date.  As of July 31, 2013, the estimated fair values of each of the individual business units to which goodwill has been assigned exceeded their carrying values by at least $0.7 million.

Income Taxes

We operate within multiple tax jurisdictions in the United States and in foreign countries.  The calculations of income tax expense or benefit and related balance sheet amounts involve a high degree of management judgment regarding estimates of the timing and probability of recognition of revenue and deductions.  The interpretation of tax laws involves uncertainty, since tax authorities may interpret laws differently than we do.  We are subject to audit in all of our tax jurisdictions, which may involve complex issues and may require an extended period of time to resolve.  Ultimate resolution of tax matters may result in favorable or unfavorable impacts to our net income and/or cash flows.  In management’s opinion, adequate reserves have been recorded for any future taxes that may be owed as a result of examination by any taxing authority.

A tax position is a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions shall be recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position will be sustained.   Tax positions that meet the more likely than not threshold should be measured using a probability weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement.  We recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in administrative and indirect operating expenses.  Whether the more-likely-than-not recognition threshold is met for a tax position, is a matter of judgment based on the individual facts and circumstances of that position evaluated in light of all available evidence.  Based on evidence available, management has determined that we did not have any uncertain tax positions at July 31, 2013 or 2012.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using enacted tax rates expected to be in effect for the year in which the temporary differences are expected to reverse.  Our policy is to establish a valuation allowance if it is “more likely than not” that the related tax benefits will not be realized.  At July 31, 2013 and 2012, we determined based on available evidence, including historical financial results for the last three years and forecasts of future results, that it is “more likely than not” that a portion of these items may not be recoverable in the future.  Accordingly, we recorded total valuation allowances of $0.6 million and $0.3 million at July 31, 2013 and 2012, respectively, as a reduction of deferred tax assets.

The valuation allowance related to deferred tax assets is considered to be a critical estimate because, in assessing the likelihood of realization of deferred tax assets, management considers taxable income trends and forecasts.  Actual income taxes expensed and/or paid could vary from estimated amounts due to the impacts of various factors, including:

•	changes to tax laws enacted by taxing authorities;
•	final review of filed tax returns by taxing authorities; and
•	actual financial condition and results of operations for future periods that could differ from forecasted amounts.

Changes in Corporate Entities

Noncontrolling interests are disclosed as a separate component of consolidated shareholders’ equity on the accompanying consolidated balance sheets.  Earnings and other comprehensive income are separately attributed to both the controlling and noncontrolling interests.  Earnings per share is calculated based on net (loss) income attributable to our controlling interests.

Transactions with noncontrolling shareholders for the fiscal years ended July 31, 2013, 2012 and 2011 were recorded at amounts that approximated fair value.  Effects on shareholders’ equity resulting from changes in EEI’s ownership interest in its subsidiaries are summarized in the following table.

	Fiscal Years Ended July 31,
	2013		2012	2011
Transfers to noncontrolling interest:
Sale of 600 Gustavson common shares (1)	$	---	$41,634	$	---
Sale of 900 Gustavson common shares		---	---		62,451
Issuance of 667 ECSI common shares		---	---		667,000
Sale of 75 Lowham common shares		---	---		27,917
Total transfers to noncontrolling interests		---	41,634		757,368
Transfers from noncontrolling interests:
Purchase of 50 Walsh common shares (2)		(18,316)	---		---
Purchase of 25 Lowham common shares (3)		(8,737)	---		---
Purchase of 495 Walsh common shares (4)		(243,653)	---		---
Purchase of 2,800 Gustavson common shares (5)		(293,102)	---		---
Purchase of 370 Walsh common shares (6)		(182,125)	---		---
Purchase of 75 Lowham common shares (7)		(30,002)	---		---
Purchase of 25 Gestion Ambiental Consultores common shares (8)		---	(7,452)		---
Purchase of 166 Walsh common shares (9)		---	(97,634)		---
Purchase of 496 Walsh common shares (10)		---	(277,514)		---
Purchase of 5,389 Brazil common shares (11)		---	77,539		---
Purchase of 26,482 Walsh Peru common shares (12)		---	(238,677)		---
Purchase of 152 Walsh common shares (13)		---	(76,037)		---
Purchase of 20 Walsh common shares		---	---		(7,776)
Purchase of 496 Walsh common shares		---	---		(208,156)
Purchase of 2,205 Walsh common shares		---	---		(974,750)
Purchase of 243 Walsh common shares		---	---		(101,905)
Purchase of 426 Walsh common shares		---	---		(197,945)
Purchase of 100 Walsh common shares		---	---		(41,091)
Total transfers from noncontrolling interests		(775,935)	(619,775)		(1,531,623)
Net transfers from noncontrolling interests		$(775,935)	$(578,141)		$(774,255)

(1)	On August 1, 2011, the noncontrolling shareholders of Gustavson Associates, LLC (“Gustavson”), a subsidiary of Walsh Environmental Scientists and Engineers, LLC (“Walsh”) purchased an additional 1.5% of newly issued shares of the company for less than $0.1 million in cash.
(2)	On April 22, 2013, EEI purchased an additional 0.1% of Walsh from noncontrolling shareholders for less than $0.1 million in cash.
(3)	On March 13, 2013, Lowham-Walsh Engineering & Environment Services LLC (“Lowham”), a subsidiary of Walsh, purchased shares from noncontrolling shareholders for less than $0.1 million in cash.
(4)	On January 28, 2013, EEI purchased an additional 1.3% of Walsh from noncontrolling shareholders for $0.2 million. Two thirds of the purchase price was paid in cash while the remaining one third was paid for with EEI stock.
(5)	On December 28, 2012, Gustavson purchased an additional 6.7% of its shares from noncontrolling shareholders for $0.4 million. Half of the purchase price was paid in cash and Gustavson issued a three year note for the other half.
(6)	On December 17, 2012, EEI purchased an additional 0.9% of Walsh from noncontrolling shareholders for $0.2 million in cash.
(7)	During the three months ending October 31, 2012, Lowham purchased shares from noncontrolling shareholders for less than $0.1 million in cash.
(8)	On May 1, 2012, Gestion Ambiental Consultores S.A. (“GAC”), a subsidiary of EEI, purchased 2.5% of its stock back from noncontrolling shareholders for less than $0.1 million in cash.
(9)	On April 23, 2012, EEI purchased an additional 0.4% of Walsh from noncontrolling shareholders for $0.1 million in cash.
(10)	On January 4, 2012, EEI purchased an additional 1.3% of Walsh from noncontrolling shareholders for $0.3 million. Two thirds of the purchase price was paid in cash while the remaining one third was paid for with EEI stock.
(11)	On December 14, 2011, EEI purchased an additional 4.0% of Ecology and Environment do Brasil LTDA (E&E Brasil) from noncontrolling shareholders for $0.2 million cash.
(12)	On November 18, 2011, Walsh Peru S.A. Ingenieros y Cientificos Consultores (“Walsh Peru”), a subsidiary of Walsh, purchased an additional 3.9% of its shares from noncontrolling shareholders for $0.4 million in cash.
(13)	On October 24, 2011, EEI purchased an additional 0.4% of Walsh from noncontrolling shareholders for $0.1 million in cash.

In October 2013, EEI consummated the following transactions with noncontrolling interests:

•	An additional 9.4% of Walsh was purchased from a noncontrolling shareholder for $1.6 million. The purchase price was paid as follows: (i) one third in cash; (ii) one third with EEI common stock; and (iii) one third with a promissory note payable in two annual installments of one half the principal plus interest accrued at 3.25% per annum.
•	An additional 0.2% of Walsh was purchased from a noncontrolling shareholder for less than $0.1 million in cash.

EEI held a cumulative total of 99.1% of outstanding Walsh shares after consummation of these transactions.

Inflation

During the fiscal years ended July 31, 2013, 2012 and 2011, inflation did not have a material impact on our business because a significant amount of our contracts are either cost based or contain commercial rates for services that are adjusted annually.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of July 31, 2013 or 2012.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of July 31, 2013 based on the criteria in Internal Control—Integrated Framework issued by the COSO. Based upon this assessment, management has concluded that our internal control over financial reporting was effective as of July 31, 2013.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

By:	/s/Gerald A. Strobel	By:	/s/H. John Mye III
	Gerald A. Strobel		H. John Mye III
	Chief Executive Officer		Chief Financial and Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Ecology and Environment, Inc.

We have audited the accompanying consolidated balance sheets of Ecology and Environment, Inc. and its subsidiaries (collectively, the Company) as of July 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive (loss) income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended July 31, 2013.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended July 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ Schneider Downs & Co., Inc.

Pittsburgh, Pennsylvania
November 13, 2013

Ecology and Environment, Inc.
Consolidated Balance Sheets

Assets	July 31, 2013	July 31, 2012

Current assets:
Cash and cash equivalents	$9,444,660	$10,467,770
Investment securities available for sale	1,463,864	1,404,582
Contract receivables, net of allowance for doubtful accounts and contract adjustments of $5,592,800 and $10,238,391, respectively	47,134,007	61,568,443
Deferred income taxes	4,308,538	4,799,724
Income tax receivable	4,355,260	2,502,431
Other current assets	1,784,826	1,802,843

Total current assets	68,491,155	82,545,793

Property, building and equipment, net of accumulated depreciation of $24,569,139 and $22,584,958, respectively	10,122,801	12,112,078
Deferred income taxes	1,089,060	860,499
Other assets	1,978,668	1,993,785

Total assets	$81,681,684	$97,512,155

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$9,864,138	$11,492,602
Lines of credit	6,528,691	12,309,335
Accrued payroll costs	7,102,910	7,529,728
Current portion of long-term debt and capital lease obligations	199,658	488,460
Billings in excess of revenue	6,437,730	8,281,919
Other accrued liabilities	4,070,073	3,932,588

Total current liabilities	34,203,200	44,034,632

Income taxes payable	124,793	194,023
Deferred income taxes	462,787	423,324
Long-term debt and capital lease obligations	251,614	102,635
Commitments and contingencies (Note 18)	-	-

Shareholders' equity:
Preferred stock, par value $.01 per share (2,000,000 shares authorized; no shares issued)	-	-
Class A common stock, par value $.01 per share (6,000,000 shares authorized; 2,685,151 shares issued)	26,851	26,851
Class B common stock, par value $.01 per share; (10,000,000 shares authorized; 1,708,574 shares issued)	17,087	17,087
Capital in excess of par value	20,016,873	19,751,992
Retained earnings	25,365,853	29,534,783
Accumulated other comprehensive (loss) income	(84,527)	711,842
Treasury stock, at cost (Class A common: 79,110 and 84,730 shares; Class B common: 64,801 shares)	(1,798,233)	(1,897,032)

Total Ecology and Environment, Inc. shareholders' equity	43,543,904	48,145,523
Noncontrolling interests	3,095,386	4,612,018

Total shareholders' equity	46,639,290	52,757,541

Total liabilities and shareholders' equity	$81,681,684	$97,512,155

The accompanying notes are an integral part of these consolidated financial statements.

Ecology and Environment, Inc.
Consolidated Statements of Operations

	Fiscal Year Ended July 31,
	2013	2012	2011

Revenue, net	$134,936,891	$155,410,099	$169,172,860

Cost of professional services and other direct operating expenses	49,754,617	55,632,281	65,914,987
Subcontract costs	25,041,431	32,315,179	31,325,937
Administrative and indirect operating expenses	44,563,873	44,917,631	42,534,303
Marketing and related costs	14,046,177	15,601,112	15,251,165
Depreciation and amortization	2,428,844	2,160,062	1,760,763

(Loss) income from operations	(898,051)	4,783,834	12,385,705
Interest expense	(303,403)	(364,305)	(355,766)
Interest income	244,191	174,743	85,771
Other (expense) income	(40,127)	206,813	64,524
Gain on sale of assets and investment securities	80,415	-	290,526
Net foreign currency exchange (loss) gain	(50,839)	(403,419)	284,411

(Loss) income before income tax provision	(967,814)	4,397,666	12,755,171
Income tax provision	254,234	1,357,916	4,631,235

Net (loss) income	$(1,222,048)	$3,039,750	$8,123,936

Net income attributable to the noncontrolling interest	(908,386)	(2,266,171)	(1,163,673)

Net (loss) income attributable to Ecology and Environment, Inc.	$(2,130,434)	$773,579	$6,960,263

Net (loss) income per common share: basic and diluted	$(0.50)	$0.18	$1.65

Weighted average common shares outstanding: basic and diluted	4,247,821	4,233,883	4,222,688

The accompanying notes are an integral part of these consolidated financial statements.

Ecology and Environment, Inc.
Consolidated Statements of Comprehensive (Loss) Income

	Fiscal year ended July 31,
	2013	2012	2011

Comprehensive (loss) income:
Net (loss) income including noncontrolling interests	$(1,222,048)	$3,039,750	$8,123,936
Foreign currency translation adjustments	(883,865)	(708,489)	734,591
Unrealized investment (loss) gain, net	(28,675)	17,597	(11,189)

Comprehensive (loss) income	(2,134,588)	2,348,858	8,847,338
Comprehensive income attributable to noncontrolling interests	(792,215)	(2,390,626)	(1,175,792)

Comprehensive (loss) income attributable to Ecology and Environment, Inc.	$(2,926,803)	$(41,768)	$7,671,546

The accompanying notes are an integral part of these consolidated financial statements.

Ecology and Environment, Inc.
Consolidated Statements of Cash Flows

	Fiscal Year Ended July 31,
	2013	2012	2011

Cash flows from operating activities:
Net (loss) income	$(1,222,048)	$3,039,750	$8,123,936
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Impairment of long-lived assets	846,000	-	-
Depreciation and amortization expense	2,428,844	2,160,062	1,760,763
(Provision) benefit for deferred income taxes	203,165	113,717	(910,413)
Share based compensation expense	507,796	731,583	541,175
Tax impact of share-based compensation	(74,429)	105,988	-
Gain on sale of assets and investment securities	(80,415)	-	(290,526)
Provision for contract adjustments	6,319,650	1,635,311	3,355,971
Bad debt expense	(287,426)	689,657	424,377
Decrease (increase) in:
- contract receivables	7,228,782	(2,287,607)	(18,274,557)
- other current assets	(97,563)	314,587	(114,402)
- income tax receivable	(1,832,096)	(2,502,431)	-
- other non-current assets	6,951	31,973	42,082
(Decrease) increase in:
- accounts payable	(628,189)	(1,859,530)	822,701
- accrued payroll costs	(172,087)	(1,458,928)	1,545,961
- income taxes payable	(69,230)	(1,375,614)	(98,721)
- billings in excess of revenue	(1,430,143)	1,237,329	3,396,873
- other accrued liabilities	295,562	(936,135)	685,571

Net cash provided by (used in) operating activities	11,943,124	(360,288)	1,010,791

Cash flows (used in) provided by investing activities:
Acquistion of noncontrolling interest of subsidiaries	(595,556)	(908,892)	(637,745)
Purchase of Engineering Consulting Services, Inc., net of cash equivalents of $309,487	-	-	(790,513)
Purchase of property, building and equipment	(1,845,241)	(4,443,962)	(2,476,059)
Change in accounts payable due to purchase of equipment	-	(283,071)	953,749
Proceeds from sale of property and equipment	-	-	322,807
Proceeds from sale of investments	1,554,425	138,141	-
Purchase of investment securities	(1,671,284)	(35,614)	(195,163)

Net cash used in investing activities	(2,557,656)	(5,533,398)	(2,822,924)

Cash flows (used in) provided by financing activities:
Dividends paid	(2,037,323)	(2,046,657)	(1,814,839)
Proceeds from debt	255,487	145,401	795,795
Repayment of debt and capital lease obligations	(853,127)	(974,644)	(945,320)
Net (payments on) proceeds from lines of credit	(5,782,992)	12,309,335	-
Distributions to noncontrolling interests	(1,532,912)	(1,123,896)	(847,749)
Proceeds from sale of subsidiary shares to noncontrolling interests	-	41,634	90,368
Purchase of treasury stock	-	(363,050)	(1,335,960)

Net cash (used in) provided by financing activities	(9,950,867)	7,988,123	(4,057,705)

Effect of exchange rate changes on cash and cash equivalents	(457,711)	(156,509)	52,486

Net (decrease) increase in cash and cash equivalents	(1,023,110)	1,937,928	(5,817,352)
Cash and cash equivalents at beginning of period	10,467,770	8,529,842	14,347,194

Cash and cash equivalents at end of period	$9,444,660	$10,467,770	$8,529,842

Supplemental disclosure of cash flow information:
Cash paid during the year for:
- Interest	$301,154	$395,146	$342,778
- Income Taxes	1,596,760	6,510,514	5,559,378
Supplemental disclosure of non-cash items:
Dividends declared and not paid	1,018,783	1,028,881	880,417
Acquistion of noncontrolling interest of subsidiaries - Loan	212,401	795,856	458,224
Change in accounts payable due to equipment purchases	670,678	(283,071)	953,749

The accompanying notes are an integral part of these consolidated financial statements

Ecology and Environment, Inc.
Consolidated Statements of Changes in Shareholders' Equity

	Class A Common Stock Shares	Class A Common Stock Amount	Class B Common Stock Shares	Class B Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares	Treasury Stock Amount	Noncontrolling Interest

Balance at July 31, 2010	2,685,072	$26,850	1,708,653	$17,088	$20,059,200	$25,800,803	$815,906	201,262	$(1,855,466)	$4,369,641

Net income	-	-	-	-	-	6,960,263	-	-	-	1,163,673
Foreign currency translation adjustment	-	-	-	-	-	-	686,380	-	-	12,119
Cash dividends paid ($.46 per share)	-	-	-	-	-	(1,963,303)	-	-	-	-
Unrealized investment gain, net	-	-	-	-	-	-	(11,189)	-	-	-
Conversion of common stock - B to A	79	1	(79)	(1)	-	-	-	-	-	-
Repurchase of Class A common stock	-	-	-	-	-	-	-	84,002	(1,335,960)	-
Issuance of stock under stock award plan	-	-	-	-	(482,061)	-	-	(55,041)	482,061	-
Share-based compensation expense	-	-	-	-	541,175	-	-	-	-	-
Sale of subsidiary shares to noncontrolling interests	-	-	-	-	-	-	-	-	-	90,368
Issuance of shares to noncontrolling interests	-	-	-	-	-	-	-	-	-	667,000
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	(847,749)
Purchase of additional noncontrolling interests	-	-	-	-	(135,285)	-	36,092	(39,895)	391,850	(1,531,623)
Stock award plan forfeitures	-	-	-	-	-	-	-	396	-	-

Balance at July 31, 2011	2,685,151	$26,851	1,708,574	$17,087	$19,983,029	$30,797,763	$1,527,189	190,724	$(2,317,515)	$3,923,429

Net income	-	-	-	-	-	773,579	-	-	-	2,266,171
Foreign currency translation adjustment	-	-	-	-	-	-	(871,476)	-	-	124,455
Cash dividends paid ($.48 per share)	-	-	-	-	-	(2,036,559)	-	-	-	-
Unrealized investment gain, net	-	-	-	-	-	-	17,597	-	-	-
Repurchase of Class A common stock	-	-	-	-	-	-	-	22,825	(363,050)	-
Issuance of stock under stock award plan	-	-	-	-	(716,662)	-	-	(62,099)	716,662	-
Share-based compensation expense	-	-	-	-	731,583	-	-	-	-	-
Tax impact of share based compensation	-	-	-	-	105,988	-	-	-	-	-
Sale of subsidiary shares to noncontrolling interests	-	-	-	-	-	-	-	-	-	41,634
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	(1,123,896)
Purchase of additional noncontrolling interests	-	-	-	-	(351,946)	-	38,532	(5,208)	66,871	(619,775)
Stock award plan forfeitures	-	-	-	-	-	-	-	3,289	-	-

Balance at July 31, 2012	2,685,151	$26,851	1,708,574	$17,087	$19,751,992	$29,534,783	$711,842	149,531	$(1,897,032)	$4,612,018

Net (loss) income	-	-	-	-	-	(2,130,434)	-	-	-	908,386
Foreign currency translation adjustment	-	-	-	-	-	-	(790,464)	-	-	(116,171)
Cash dividends paid ($.48 per share)	-	-	-	-	-	(2,038,496)	-	-	-	-
Unrealized investment loss, net	-	-	-	-	-	-	(28,675)	-	-	-
Share-based compensation expense	-	-	-	-	507,796	-	-	-	-	-
Tax impact of share based compensation	-	-	-	-	(74,429)	-	-	-	-	-
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	(1,532,912)
Purchase of additional noncontrolling interests	-	-	-	-	(168,486)	-	22,770	(7,804)	98,799	(775,935)
Stock award plan forfeitures	-	-	-	-	-	-	-	2,184	-	-

Balance at July 31, 2013	2,685,151	$26,851	1,708,574	$17,087	$20,016,873	$25,365,853	$(84,527)	143,911	$(1,798,233)	$3,095,386

The accompanying notes are an integral part of these consolidated financial statements.

Ecology and Environment, Inc.
Notes to Consolidated Financial Statements

1.    Organization and Basis of Presentation

Ecology and Environment, Inc., (“EEI” or the “Parent Company”) was incorporated in 1970 as a global broad-based environmental consulting firm whose underlying philosophy is to provide professional services worldwide so that sustainable economic and human development may proceed with acceptable impact on the environment.  Together with its subsidiaries (collectively, the “Company”), EEI has direct and indirect ownership in 19 wholly owned and majority owned operating subsidiaries in 12 countries.  The Company’s staff is comprised of individuals representing more than 80 scientific, engineering, health, and social disciplines working together in multidisciplinary teams to provide innovative environmental solutions.  The Company has completed more than 50,000 projects for a wide variety of clients in more than 120 countries, providing environmental solutions in nearly every ecosystem on the planet.

Certain prior year amounts were reclassified to conform to the consolidated financial statement presentation for the fiscal year ended July 31, 2013.

2.    Recent Accounting Pronouncements

Accounting Pronouncements Adopted During the Fiscal Year Ended July 31, 2013

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

Accounting Pronouncements Not Yet Adopted as of July 31, 2013

In July 2013, FASB issued ASU No. 2013-11 Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”).  ASU 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows.  To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The Company intends to adopt the provisions of ASU 2013-11 effective August 1, 2014 and apply its provisions retrospectively.   The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

3.    Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of the EEI and its wholly owned and majority owned subsidiaries.  All intercompany transactions and balances have been eliminated.

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

Revenue Recognition and Contract Receivables, Net

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

Revenues reflected in the Company's consolidated statements of operations represent services rendered for which the Company maintains a primary contractual relationship with its customers.  Included in revenues are certain services outside the Company's normal operations which the Company has elected to subcontract to other contractors.

Substantially all of the Company's cost-type work is with federal governmental agencies and, as such, is subject to audits after contract completion.  Under these cost-type contracts, provisions for adjustments to accrued revenue are recognized on a quarterly basis and based on past audit settlement history.  Government audits have been completed and final rates have been negotiated through fiscal year 2005.  The Company records an allowance for project disallowances in other accrued liabilities for potential disallowances resulting from government audits (refer to Note 11 of these consolidated financial statements).

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

Billed contract receivables represent amounts billed to clients in accordance with contracted terms, which have not been collected from clients as of the end of the reporting period.  Billed contract receivables may include: (1) amounts billed for revenues from incurred costs and fees that have been earned in accordance with contractual terms; and (2) progress billings in accordance with contractual terms that include revenue not yet earned as of the end of the reporting period.

Unbilled contract receivables result from: (i) revenues from incurred costs and fees which have been earned, but are not billed as of period-end; and (ii) differences between year-to-date provisional billings and year-to-date actual contract costs incurred.

The Company reduces contract receivables by recording an allowance for doubtful accounts to account for the estimated impact of collection issues resulting from a client’s inability or unwillingness to pay valid obligations to the Company.  The resulting provision for bad debts is recorded within administrative and indirect operating expenses on the consolidated statements of operations.

The Company also reduces contract receivables by establishing an allowance for billed and earned contract revenues that have become unrealizable, or may become unrealizable in the future.  Management reviews contract receivables and determines allowance amounts based on historical experience, geopolitical considerations, client acknowledgment of the amount owed, client ability to pay, relationship history with the client and the probability of payment.  Such contract adjustments are recorded as direct adjustments to revenue in the consolidated statements of operations.

Investment Securities, Available for Sale

Investment securities have been classified as available for sale and are stated at fair value.  Unrealized gains or losses related to investment securities available for sale are recorded in accumulated other comprehensive income, net of applicable income taxes in the accompanying consolidated balance sheets and consolidated statements of changes in shareholders' equity.  The cost basis of securities sold is based on the specific identification method.

Property, Building and Equipment, Depreciation and Amortization

Property, building and equipment are stated at the lower of depreciated or amortized cost or fair market value.  Land and land improvements are not depreciated or amortized.  Methods of depreciation or amortization and useful lives for all other long-lived assets are summarized in the following table.

	Depreciation / Amortization Method	Useful Lives

Buildings	Straight-line	32-40 Years
Building Improvements	Straight-line	7-15 Years
Field Equipment	Straight-line	3-7 Years
Computer equipment	Straight-line and Accelerated	3-7 Years
Computer software	Straight-line	10 Years
Office furniture and equipment	Straight-line	3-7 Years
Vehicles	Straight-line	3-5 Years
Leasehold improvements	Straight-line	(1)

(1)	Leasehold improvements are amortized for book purposes over the terms of the leases or the estimated useful lives of the assets, whichever is shorter.

Expenditures for maintenance and repairs are charged to expense as incurred.  Expenditures for improvements are capitalized when either the value or useful life of the related asset have been increased.  When property or equipment is retired or sold, any gain or loss on the transaction is reflected in the current year's earnings.

The Company capitalizes costs of software acquisition and development projects, including costs related to software design, configuration, coding, installation, testing and parallel processing. Capitalized software costs are recorded in fixed assets, net of accumulated amortization, on the consolidated balance sheets. Capitalized software development costs generally include:

•	external direct costs of materials and services consumed to obtain or develop software for internal use;
•	payroll and payroll-related costs for employees who are directly associated with and who devote time to the project, to the extent of time spent directly on the project;
•	costs to obtain or develop software that allows for access or conversion of old data by new systems;
•	costs of upgrades and/or enhancements that result in additional functionality for existing software; and
•	interest costs incurred while developing internal-use software that could have been avoided if the expenditures had not been made.

The costs of computer software obtained or developed for internal use is amortized on a straight-line basis over the estimated useful life of the software.  Amortization begins when the software and all related software modules on which it is functionally dependent are ready for their intended use.

Amortization expense is recorded in depreciation and amortization in the consolidated statements of operations.  The Company’s amortization period does not exceed ten years for any capitalized software project.

The following software-related costs are generally expensed as incurred and recorded in general and administrative expenses on the consolidated statements of operations:

•	research costs, such as costs related to the determination of needed technology and the formulation, evaluation and selection of alternatives;
•	costs to determine system performance requirements for a proposed software project;
•	costs of selecting a vendor for acquired software;
•	costs of selecting a consultant to assist in the development or installation of new software;
•	internal or external training costs related to software;
•	internal or external maintenance costs related to software;
•	costs associated with the process of converting data from old to new systems, including purging or cleansing existing data, reconciling or balancing of data in the old and new systems and creation of new data;
•	updates and minor modifications; and
•	fees paid for general systems consulting and overall control reviews that are not directly associated with the development of software.

Capitalized software costs are evaluated for recoverability/impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, including when:

•	existing software is not expected to provide future service potential;
•	it is no longer probable that software under development will be completed and placed in service; and
•	costs of developing or modifying internal-use software significantly exceed expected development costs or costs of comparable third-party software.

Refer to Note 7 of these consolidated financial statements for additional disclosures regarding the Company’s property, plant and equipment.

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

Refer to Note 5 of these consolidated financial statements for additional disclosures regarding the fair value of the Company’s financial instruments.

Goodwill

Goodwill of $1.2 million is included in other assets on the accompanying consolidated balance sheets.  Goodwill is subject to an annual assessment for impairment by comparing the estimated fair values of reporting units to which Goodwill has been assigned, as calculated using a discounted cash flow method, to the recorded book value of the respective reporting units.  The Company’s most recent annual impairment assessment for goodwill was completed during the fourth quarter of fiscal year 2013.  The results of this assessment showed that the fair values of the reporting units to which goodwill is assigned was in excess of the book values of the respective reporting units, resulting in the identification of no goodwill impairment.

Goodwill is also assessed for impairment between annual assessments whenever events or circumstances make it more likely than not that an impairment may have occurred. The Company identified no events or changes in circumstances during the fiscal year ended July 31, 2013 that necessitated an evaluation for impairment of goodwill.

Impairment of Long-Lived Assets

The Company assesses recoverability of the carrying value of long-lived assets by estimating the future net cash flows (undiscounted) expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value.  The Company identified no events or changes in circumstances that necessitated an evaluation for an impairment of long lived assets during the fiscal year ended July 31, 2013.

Foreign Currencies

The financial statements of foreign subsidiaries where the local currency is the functional currency are translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for results of operations.  Translation adjustments are deferred in accumulated other comprehensive income.  Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.  The Company recorded foreign currency transaction (losses) gains of approximately $(0.1) million, $(0.4) million  and $0.3 million for the fiscal years ended July 31, 2013, 2012 and 2011, respectively.

The financial statements of foreign subsidiaries located in highly inflationary economies are remeasured as if the functional currency were the U.S. dollar.  The remeasurement of local currencies into U.S. dollars creates transaction adjustments which are included in net income.  The Company did not record any highly inflationary economy translation adjustments for the fiscal years ended July 31, 2013, 2012 or 2011.

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

Refer to Note 10 of these consolidated financial statements for additional disclosures regarding income taxes.

Defined Contribution Plans

EEI has a non-contributory defined contribution plan providing deferred benefits for substantially all of its employees.  The annual expense of the defined contribution plan is based on a percentage of eligible wages as authorized by EEI’s Board of Directors.

Walsh Environmental Scientists & Engineers, LLC (“Walsh”), a majority owned subsidiary of EEI, has a defined contribution plan providing deferred benefits for substantially all of its employees.  Walsh contributes a percentage of eligible wages up to a maximum of 4%.

Refer to Note 15 of these consolidated financial statements for additional disclosures regarding the Company’s defined contribution plans.

Stock-Based Compensation

The company expenses the value of employee stock awards over the vesting period of the respective award.  Share-based awards are measured at fair value on the respective grant date, based on the estimated number of awards that are expected to vest.  Compensation cost for awards that vest is not reversed if the awards expire without being exercised.

Refer to Note 12 of these consolidated financial statements for additional disclosures regarding stock-based compensation.

Earnings per Share

Basic and diluted earnings per share (“EPS”) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period.  The Company allocates undistributed earnings between the classes on a one-to-one basis when computing EPS.  As a result, basic and fully diluted earnings per Class A and Class B shares are equal amounts.  Refer to Notes 13 and 16 of these consolidated financial statements for additional disclosures regarding EPS.

Comprehensive (Loss) Income

Comprehensive (loss) income is defined as "the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources."  Comprehensive (loss) income includes total net earnings plus other comprehensive (loss) income during a reporting period.  Other comprehensive (loss) income includes currency translation adjustments on foreign subsidiaries and unrealized gains or losses on available-for-sale securities.

4.    Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  The Company invests cash in excess of operating requirements in income-producing short-term investments.  At July 31, 2013 and 2012, money market funds of $1.5 million and $2.0 million, respectively, were included in cash and cash equivalents in the accompanying consolidated balance sheets and consolidated statements of cash flows.  Approximately $0.7 million of bank overdrafts were classified as accounts payable at July 31, 2013.

5.    Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities that are measured at fair value on a recurring basis is summarized by level within the fair value hierarchy in the following table.

	Balance at July 31, 2013
	Level 1	Level 2	Level 3		Total
Assets
Investment securities, available for sale	$1,463,864	$ ---	$	---	$1,463,864

	Balance at July 31, 2012
	Level 1	Level 2	Level 3		Total
Assets
Investment securities, available for sale	$1,353,365	$51,217	$	---	$1,404,582

Investment securities, available for sale includes mutual funds that are valued at the net asset value of shares (“NAV”) held by the Company at period end.  Mutual funds held by the Company are open-end mutual funds that are registered with the Securities and Exchange Commission.  These funds are required to publish their daily NAV and to transact at that price, and are deemed to be actively traded.  The Company recorded gross unrealized gains of less than $0.1 million related to these funds in accumulated other comprehensive income at July 31, 2013 and 2012.

The carrying amount of cash and cash equivalents approximated fair value at July 31, 2013 and 2012.  These assets were classified as level 1 instruments at both dates.

Long-term debt consists of bank loans and capitalized equipment leases.  Lines of credit consist of borrowings for working capital requirements.  Based on the Company's assessment of the current financial market and corresponding risks associated with the debt and line of credit borrowings, management believes that the carrying amount of these liabilities approximated fair value at July 31, 2013 and 2012.  These liabilities were classified as level 2 instruments at both dates.

There were no financial instruments classified as level 3 at July 31, 2013 or 2012.

6.    Contract Receivables, net

Contract receivables, net are summarized in the following table.

	Balance at July 31,
	2013	2012

Contract Receivables:
Billed	$36,284,950	$42,977,016
Unbilled	16,441,857	28,829,818
	52,726,807	71,806,834
Allowance for doubtful accounts and contract adjustments	(5,592,800)	(10,238,391)
Total contract receivables, net	$47,134,007	$61,568,443

Billed contract receivables include contractual retainage balances of $0 and $0.2 million at July 31, 2013 and 2012, respectively.  Management anticipates that the July 31, 2013 unbilled receivables will be substantially billed and collected within one year.

Contract Receivable Concentrations

Significant concentrations of contract receivables and the allowance for doubtful accounts and contract adjustments are summarized in the following table.

	Balance at July 31, 2013		Balance at July 31, 2012
Region	Contract Receivables	Allowance for Doubtful Accounts and Contract Adjustments	Contract Receivables	Allowance for Doubtful Accounts and Contract Adjustments

United States, Canada and South America	$41,302,180	$1,576,746	$46,064,299	$1,729,515
Middle East/Africa	10,876,151	3,886,508	21,224,062	7,377,650
Asia	548,476	129,546	4,518,473	1,131,226
Totals	$52,726,807	$5,592,800	$71,806,834	$10,238,391

During the three months ended July 31, 2013, the Company recorded $10.7 million of specific write-offs of aged and uncollectible contract receivables related to projects in China, the Middle East and northern Africa, which resulted in equivalent reductions in contract receivables and the allowance for doubtful accounts and contract adjustments.  The decision to write-off these contract receivable balances was based on management’s assessment that cash collections are not likely.

Prior to these write-off adjustments, combined contract receivables related to projects in the Middle East, Africa and Asia represented 35% and 36% of total contract receivables at July 31, 2013 and 2012, while the combined allowance for doubtful accounts and contract adjustments related to these projects represented 90% and 83%, respectively, of the total allowance for doubtful accounts and contract adjustments at those same period end dates.  These allowance percentages highlight the Company’s experience of heightened operating risks (i.e., political, regulatory and cultural risks) within these foreign regions in comparison with similar risks in the United States, Canada and South America.  These heightened operating risks have ultimately resulted in increased collection risks as well as the expending of resources that the Company may not recover for several months, or at all.

Middle East/Africa

As of July 31, 2012, the Company recorded $14.8 million of contract receivables and $3.9 million of allowance for doubtful accounts and contract adjustments related to specific projects in the Middle East.  During the quarter ended January 31, 2013, the Company received $7.1 million of cash related to one of these projects, which resulted in reductions in contract receivables and the allowance for doubtful accounts and contract adjustments of $7.1 million and $1.7 million, respectively.  This reduction in the allowance for doubtful accounts and contract adjustments was partially offset by $0.4 million of contract adjustments recorded in response to continued aging of contract receivables related to other projects in the Middle East.

During fiscal year 2013, the Company recorded $0.9 million of contract adjustments related to work completed for a project in northern Africa, for which the client has not yet approved the project tasks as of July 31, 2013.

During the three months ended July 31, 2013, the Company recorded $3.4 million of specific write-offs of aged, uncollectible and fully reserved contract receivables related to projects in the Middle East and Africa, which resulted in equivalent reductions in contract receivables and the allowance for doubtful accounts and contract adjustments.

Asia

In January 2013, the Company announced that it had entered into a contract to provide environmental consulting services to a client in China.  This contract replaced a previous agreement from fiscal year 2011.  Through July 31, 2013, the Company recorded $6.8 million of contract receivables related to these agreements in China.  Since inception of these agreements, the Company encountered significant transitional issues and delays in collecting payments due to us.

After considering the age of the related contract receivables, non-payment of advanced payments owed to the Company and the lack of any other cash collections to date, management concluded during the fourth quarter of fiscal year 2013 that the contract receivables from the client in China were uncollectible, and the Company recorded $4.8 million of contract adjustments during the quarter, of which $3.8 million related to revenue and contract receivables recorded during fiscal year 2013.  For all of fiscal year 2013, the Company recorded $6.3 million of contract adjustments related to these contract receivables.  The total allowance for doubtful accounts and contract adjustments related to these contracts was $6.8 million at July 31, 2013, which represented 100% of the related contract receivable balances.  During the fourth quarter of fiscal year 2013, management suspended all project activity related to these contracts.

During the three months ended July 31, 2013, the Company recorded $7.3 million of specific write-offs of aged, uncollectible and fully reserved contract receivables related to projects in China, which resulted in equivalent reductions in contract receivables and the allowance for doubtful accounts and contract adjustments.

Allowance for Doubtful Accounts and Contract Adjustments

Activity within the allowance for doubtful accounts and contract adjustments is summarized in the following table.

	Fiscal Year Ended July 31,
	2013	2012	2011

Balance at beginning of period	$10,238,391	$6,755,087	$3,373,673
Net increase (decrease) due to adjustments in the allowance for:
Contract adjustments (1)	6,319,650	1,635,311	3,355,971
Doubtful accounts (2)	(287,426)	689,657	424,377
Transfer of reserves to (from) allowance for doubtful accounts and contract adjustments from (to) allowance for project disallowances (3)	61,123	1,158,336	(398,934)
Specific write-off of contract receivables and reserves during the period	(10,738,938)	---	---
Balance at end of period	$5,592,800	$10,238,391	$6,755,087

(1)	Increases (decreases) to the allowance for contract adjustments on the consolidated balance sheets are also recorded as (decreases) increases to revenue on the consolidated statements of operations.
(2)	Increases (decreases) to the allowance for doubtful accounts on the consolidated balance sheets are also recorded as increases (decreases) to administrative and other indirect operating expenses on the consolidated statements of operations.
(3)	The allowance for project disallowances is included in other accrued liabilities on the consolidated balance sheets. Refer to Note 11 of these consolidated financial statements.

7.    Property, Building and Equipment, net

Property, plant and equipment is summarized in the following table.

	Balance at July 31,
	2013	2012

Land and land improvements	$393,051	$393,051
Buildings and building improvements	12,231,788	12,231,788
Field Equipment	3,128,859	3,214,319
Computer equipment	8,931,030	8,533,890
Computer software	3,617,527	4,057,531
Office furniture and equipment	4,023,004	3,898,444
Vehicles	1,548,901	1,511,742
Other	817,780	856,271
	34,691,940	34,697,036
Accumulated depreciation and amortization	(24,569,139)	(22,584,958)
	$10,122,801	$12,112,078

During fiscal years 2012 and 2013, the Company acquired and developed a new operating and financial software system for use by EEI and its U.S. and foreign subsidiaries.  Through July 31, 2013, the Company capitalized $4.1 million of expenditures for the acquisition and development of this system, which was being amortized over a 10 year useful life.  During the quarter ended July 31, 2013, management assessed the utility and effectiveness of various modules included in the software package, and determined that certain software modules do not meet the needs of users that rely on the system and will not provide any future service potential.  As a result, the Company recorded a software impairment charge of $0.8 million during the three months ended July 31, 2013, which was included in administrative and indirect operating expenses on the accompanying consolidated statements of operations.

In November 2013, after an extensive assessment process, management decided to abandon its existing operating and financial software system and migrate to new system software.  The Company currently plans to acquire and develop the new software during fiscal year 2014, with a target go-live date of August 1, 2014.  The Company will continue to utilize the current software system until the new system go-live date, at which time the current system will be abandoned.  As a result, management anticipates that unamortized software development costs for the current system of $2.7 million as of July 31, 2013 will be completely amortized by July 31, 2014.

8.    Lines of Credit

Unsecured lines of credit are summarized in the following table.

	Balance at July 31,
	2013	2012

Outstanding cash draws, recorded as lines of credit on the accompanying consolidated balance sheets	$6,528,691	$12,309,335
Outstanding letters of credit to support operations	3,080,938	2,615,415
Total amounts used under lines of credit	9,609,629	14,924,750
Remaining amounts available under lines of credit	24,759,371	19,444,250
Total approved unsecured lines of credit	$34,369,000	$34,369,000

Contractual interest rates ranged from 2.5% to 5.0% at July 31, 2013 and 2012.  The Company’s lenders have reaffirmed the lines of credit within the past twelve months.

9.    Debt and Capital Lease Obligations

Debt and capital lease obligations are summarized in the following table.

	Balance at July 31,
	2013	2012

Various bank loans and advances at interest rates ranging from 5% to 14%	$276,934	$372,744
Capital lease obligations at varying interest rates averaging 11%	174,338	218,351
	451,272	591,095
Current portion of long-term debt and capital lease obligations	(199,658)	(488,460)
Long-term debt and capital lease obligations	$251,614	$102,635

The aggregate maturities of long-term debt and capital lease obligations as of July 31, 2013 are summarized in the following table.

August 2013 – July 2014	$199,658
August 2014 – July 2015	177,024
August 2015 – July 2016	74,590
August 2016 – July 2017	---
August 2017 – July 2018	---
Thereafter	---
Total	$451,272

10.    Income Taxes

Income (loss) from continuing operations before provision (benefit) for income taxes and noncontrolling interest is summarized in the following table.

	Fiscal Year Ended July 31,
	2013	2012	2011

Domestic	$(3,055,338)	$(993,959)	$7,212,154
Foreign	2,087,524	5,391,625	5,543,017
	$(967,814)	$4,397,666	$12,755,171

The income tax provision is summarized in the following table.

	Fiscal Year Ended July 31,
	2013	2012	2011
Current:
Federal	$(985,865)	$(175,203)	$3,014,130
State	181,434	(232,800)	786,651
Foreign	855,500	1,652,202	1,740,867
	51,069	1,244,199	5,541,648
Deferred:
Federal	200,197	509,161	(409,268)
State	(178,438)	(35,273)	(91,656)
Foreign	181,406	(360,171)	(409,489)
	203,165	113,717	(910,413)
	$254,234	$1,357,916	$4,631,235

A reconciliation of the income tax provision using the statutory U.S. income tax rate compared with the actual income tax provision reported on the consolidated statements of operations is summarized in the following table.

	Fiscal Year Ended July 31,
	2013	2012	2011

Income tax provision at the U.S. federal statutory income tax rate	$(329,057)	$1,495,206	$4,336,758
Income from "pass-through" entities taxable to noncontrolling partners	(102,933)	(255,065)	(293,369)
International rate differences	(197,217)	(329,825)	(267,859)
Other foreign taxes, net of federal benefit	94,528	211,088	114,797
Foreign dividend income	481,287	329,825	420,921
Domestic manufacturing deduction	---	---	(229,593)
State taxes, net of federal benefit	3,871	13,193	433,676
Re-evaluation and settlements of tax contingencies	(58,105)	(180,304)	---
Peru non-deductible expenses	173,707	211,000	---
Canada valuation allowance	130,950	---	---
Other permanent differences	57,203	(137,202)	115,904
Income tax provision, as reported on the consolidated statements of operations	$254,234	$1,357,916	$4,631,235

  The significant components of deferred tax assets (liabilities) are summarized in the following table.

	Balance at July 31, 2013				Balance at July 31, 2012
	Current		Noncurrent		Current		Noncurrent

Contract and other reserves		$3,273,465	$	---		$4,004,631	$	---
Accrued compensation and expenses		1,349,318		476,214		1,267,004		531,386
Net operating loss carryforwards		---		613,097		---		555,437
Foreign and state income taxes		---		52,375		---		65,274
Federal benefit on state deferred taxes		(183,987)		(110,520)		(192,927)		(41,259)
Foreign tax credit		---		461,154		---		295,674
Valuation Allowance		(343,245)		(287,751)		(258,831)		(61,406)
Other		---		89,208		---		95,325
Net deferred tax assets		$4,095,551		$1,293,777		$4,819,877		$1,440,431

Fixed assets and intangibles	$	---		$(308,845)	$	---		$(579,932)
Other		212,987		(358,659)		(20,153)		(423,324)
Net deferred tax liabilities		$212,987		$(667,504)		$(20,153)		$(1,003,256)

For fiscal years 2013 and 2012, there was no one item that significantly impacted the change in the deferred tax assets and liabilities.  A valuation allowance of approximately $0.6 million and $0.3 million was recorded at July 31, 2013 and 2012, respectively, which was primarily related to excess foreign tax credit carryforwards, the utilization of which is dependent on future foreign source income, and to operating losses in Asia and Canada.

The Company has not recorded income taxes applicable to undistributed earnings of all foreign subsidiaries that are indefinitely reinvested in those operations.  At July 31, 2013, undistributed earnings of foreign subsidiaries that are indefinitely reinvested in those operations of approximately $5.2 million related primarily to operations in Saudi Arabia, Chile, Peru and Ecuador.

The Company files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions.  During fiscal year 2011, the IRS completed the audit for fiscal year 2009 with no proposed changes.  During fiscal year 2013, the IRS completed an examination of the fiscal year 2010 and 2011 income tax returns, which were settled without material adjustment.  The Company’s tax matters for the fiscal years 2012 and 2013 remain subject to examination by the IRS.  During fiscal year 2012, the Company was audited by New York State for fiscal years 2008 through 2010, which resulted in no adjustments.  The Company’s tax matters in other material jurisdictions remain subject to examination by the respective state, local, and foreign tax jurisdiction authorities.  No waivers have been executed that would extend the period subject to examination beyond the period prescribed by statute.

During the fiscal year ended July 31, 2013 and 2012, the Company generated operating losses in the U.S. of $1.8 million and $0.2 million, respectively.  These net operating losses will be carried back to an earlier year and be fully utilized.  Net operating losses still exist pertaining to operations in Brazil, Canada and China, and for state income tax purposes.

At July 31, 2013, 2012 and 2011, the Company had $0.1 million, $0.1 million and $0.5 million, respectively, of gross unrecognized tax benefits (“UTPs”) that if realized, would favorably affect the effective income tax rate in future periods.  It is reasonably possible that the liability associated with UTPs will increase or decrease within the next twelve months.  At this time, an estimate of the range of the reasonably possible outcomes cannot be made.  The Company’s UTPs are summarized in the following table.

	Fiscal Year Ended July 31,
	2013	2012	2011

Balance at beginning of period	$131,300	$530,500	$240,900
Additions for tax positions during the current year	---	---	280,700
Additions for tax positions of prior years	---	23,100	40,300
Reductions for tax positions of prior years for:
Changes in judgment	(23,100)	---	---
Settlements during the period	(29,000)	(422,300)	(31,400)
Changes in non-controlling interests	11,900	---	---
Balance at end of period	$91,100	$131,300	$530,500

The net liability for UTPs and associated interest and penalties are included in noncurrent income taxes payable on the accompanying consolidated balance sheets.  The Company recognized interest and penalties expense of approximately $0.1million related to liabilities for UTPs during fiscal years 2013, 2012 and 2011.  The Company had approximately $0.1 million of accrued interest and penalties at July 31, 2013 and 2012.

11.  Other Accrued Liabilities

Other accrued liabilities are summarized in the following table.

	Balance at July 31,
	2013	2012

Allowance for project disallowances	$2,663,351	$2,724,474
Other	1,406,722	1,208,114
Total other accrued liabilities	$4,070,073	$3,932,588

The allowance for project disallowances represents potential disallowances of amounts billed and collected resulting from contract close-outs and government audits.  Allowances for project disallowances are recorded when the amounts are estimable.  Activity within the allowance for project disallowances is summarized in the following table.

	Fiscal Year Ended July 31,
	2013	2012	2011

Balance at beginning of period	$2,724,474	$3,882,810	$3,483,876
Net change due to government audits during the period, recorded as a transfer of reserves (to) from allowance for doubtful accounts and contract adjustments	(61,123)	(1,158,336)	398,934
Balance at end of period	$2,663,351	$2,724,474	$3,882,810

12.  Stock Award Plan

EEI adopted the 1998 Stock Award Plan effective March 16, 1998 (the “1998 Plan”).  To supplement the 1998 Plan, the 2003 Stock Award Plan (the “2003 Plan”) was approved by the shareholders at the Annual Meeting held in January 2004 and the 2007 Stock Award Plan (the “2007 Plan”) was approved by the shareholders at the Annual Meeting held in January of 2008.  The 1998 Plan, 2003 Plan and the 2007 Plan are collectively referred to as the “Award Plan”.  The 2003 Plan was approved retroactive to October 16, 2003 and terminated on October 15, 2008.  The 2007 Plan was approved retroactive to October 18, 2007 and terminated on October 17, 2012.

The Company awarded 62,099 shares valued at $0.9 million in October 2011 pursuant to the Award Plan.  These awards have a three year vesting period.  The "pool" of excess tax benefits accumulated in Capital in Excess of Par Value was $0.2 million and $0.3 million at July 31, 2013 and 2012, respectively.

The Company recorded $0.5 million, $0.7 million and $0.5 million of non-cash compensation expense during the fiscal years ended July 31, 2013, 2012 and 2011, respectively, in connection with outstanding stock compensation awards.  The Company expects to record approximately $0.3 million of non-cash compensation expense related to outstanding stock compensation awards during the fiscal year ended June 30, 2014.

13.  Shareholders' Equity

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

Restrictive Shareholder Agreement

Messrs. Gerhard J. Neumaier, Silvestro, Frank, and Strobel entered into a Stockholders’ Agreement dated May 12, 1970, as amended January 24, 2011 (the “Stockholders’ Agreement”), which governs the sale of certain shares of common stock owned by them and the children of those individuals.  The Stockholders’ Agreement provides that prior to accepting a bona fide offer to purchase the certain covered part of their shares, each party must first allow the other members to the Agreement the opportunity to acquire on a pro rata basis, with right of over-allotment, all of such shares covered by the offer on the same terms and conditions proposed by the offer.

Cash Dividends

The Company declared and paid cash dividends of $2.0 million during the fiscal years ended July 31, 2013 and 2012, respectively.  The Company recorded dividends payable of $1.0 million in other accrued liabilities at July 31, 2013 and 2012, which were paid in August 2013 and 2012, respectively.

Stock Repurchase

In August 2010, the Company’s Board of Directors approved a program for repurchase of 200,000 shares of Class A common stock.  As of July 31, 2013, 93,173 shares remain available for repurchase.

Noncontrolling Interests

Noncontrolling interests are disclosed as a separate component of consolidated shareholders’ equity on the accompanying consolidated balance sheets.  Earnings and other comprehensive (loss) income are separately attributed to both the controlling and noncontrolling interests.  Earnings per share is calculated based on net (loss) income attributable to the Company’s controlling interests.

Transactions with noncontrolling shareholders for the fiscal years ended July 31, 2013, 2012 and 2011 were recorded at amounts that approximated fair value.  Effects on shareholders’ equity resulting from changes in EEI’s ownership interest in its subsidiaries are summarized in the following table.

	Fiscal Years Ended July 31,
	2013		2012	2011
Transfers to noncontrolling interest:
Sale of 600 Gustavson common shares (1)	$	---	$41,634	$	---
Sale of 900 Gustavson common shares		---	---		62,451
Issuance of 667 ECSI common shares		---	---		667,000
Sale of 75 Lowham common shares		---	---		27,917
Total transfers to noncontrolling interests		---	41,634		757,368

Transfers from noncontrolling interests:
Purchase of 50 Walsh common shares (2)		(18,316)	---		---
Purchase of 25 Lowham common shares (3)		(8,737)	---		---
Purchase of 495 Walsh common shares (4)		(243,653)	---		---
Purchase of 2,800 Gustavson common shares (5)		(293,102)	---		---
Purchase of 370 Walsh common shares (6)		(182,125)	---		---
Purchase of 75 Lowham common shares (7)		(30,002)	---		---
Purchase of 25 Gestion Ambiental Consultores common shares (8)		---	(7,452)		---
Purchase of 166 Walsh common shares (9)		---	(97,634)		---
Purchase of 496 Walsh common shares (10)		---	(277,514)		---
Purchase of 5,389 Brazil common shares (11)		---	77,539		---
Purchase of 26,482 Walsh Peru common shares (12)		---	(238,677)		---
Purchase of 152 Walsh common shares (13)		---	(76,037)		---
Purchase of 20 Walsh common shares		---	---		(7,776)
Purchase of 496 Walsh common shares		---	---		(208,156)
Purchase of 2,205 Walsh common shares		---	---		(974,750)
Purchase of 243 Walsh common shares		---	---		(101,905)
Purchase of 426 Walsh common shares		---	---		(197,945)
Purchase of 100 Walsh common shares		---	---		(41,091)
Total transfers from noncontrolling interests		(775,935)	(619,775)		(1,531,623)
Net transfers from noncontrolling interests		$(775,935)	$(578,141)		$(774,255)

(1)	On August 1, 2011, the noncontrolling shareholders of Gustavson Associates, LLC (“Gustavson”), a subsidiary of Walsh Environmental Scientists and Engineers, LLC (“Walsh”) purchased an additional 1.5% of newly issued shares of the company for less than $0.1 million in cash.
(2)	On April 22, 2013, EEI purchased an additional 0.1% of Walsh from noncontrolling shareholders for less than $0.1 million in cash.
(3)	On March 13, 2013, Lowham-Walsh Engineering & Environment Services LLC (“Lowham”), a subsidiary of Walsh, purchased shares from noncontrolling shareholders for less than $0.1 million in cash.
(4)	On January 28, 2013, EEI purchased an additional 1.3% of Walsh from noncontrolling shareholders for $0.2 million. Two thirds of the purchase price was paid in cash while the remaining one third was paid for with EEI stock.
(5)	On December 28, 2012, Gustavson purchased an additional 6.7% of its shares from noncontrolling shareholders for $0.4 million. Half of the purchase price was paid in cash and Gustavson issued a three year note for the other half.
(6)	On December 17, 2012, EEI purchased an additional 0.9% of Walsh from noncontrolling shareholders for $0.2 million in cash.
(7)	During the three months ending October 31, 2012, Lowham purchased shares from noncontrolling shareholders for less than $0.1 million in cash.
(8)	On May 1, 2012, Gestion Ambiental Consultores S.A. (“GAC”), a subsidiary of EEI, purchased 2.5% of its stock back from noncontrolling shareholders for less than $0.1 million in cash.
(9)	On April 23, 2012, EEI purchased an additional 0.4% of Walsh from noncontrolling shareholders for $0.1 million in cash.
(10)	On January 4, 2012, EEI purchased an additional 1.3% of Walsh from noncontrolling shareholders for $0.3 million. Two thirds of the purchase price was paid in cash while the remaining one third was paid for with EEI stock.
(11)	On December 14, 2011, EEI purchased an additional 4.0% of Ecology and Environment do Brasil LTDA (E&E Brasil) from noncontrolling shareholders for $0.2 million cash.
(12)	On November 18, 2011, Walsh Peru S.A. Ingenieros y Cientificos Consultores (“Walsh Peru”), a subsidiary of Walsh, purchased an additional 3.9% of its shares from noncontrolling shareholders for $0.4 million in cash.
(13)	On October 24, 2011, EEI purchased an additional 0.4% of Walsh from noncontrolling shareholders for $0.1 million in cash.

In October 2013, EEI consummated the following transactions with noncontrolling interests:

•	An additional 9.4% of Walsh was purchased from a noncontrolling shareholder for $1.6 million. The purchase price was paid as follows: (i) one third in cash; (ii) one third with EEI common stock; and (iii) one third with a promissory note payable in two annual installments of one half the principal plus interest accrued at 3.25% per annum.
•	An additional 0.2% of Walsh was purchased from a noncontrolling shareholder for less than $0.1 million in cash.

EEI held a cumulative total of 99.1% of outstanding Walsh shares after consummation of these transactions.

14.    Lease Commitments

The Company rents certain office facilities and equipment under non-cancelable operating leases and certain other facilities for servicing project sites over the term of the related long-term government contracts.  Future minimum rental commitments under these leases as of July 31, 2013 are summarized in the following table.

Fiscal Year Ended July 31,	Amount

2014	$2,079,109
2015	1,686,810
2016	1,509,876
2017	1,553,782
2018	1,197,714
Thereafter	2,325,910

Lease agreements may contain step rent provisions and/or free rent concessions.   Lease payments based on a price index have rent expense recognized on a straight line or substantially equivalent basis, and are included in the calculation of minimum lease payments.  Gross rental expense associated with lease commitments was $4.2 million, $4.2 million and $3.6 million for the fiscal years ended July 31, 2013, 2012 and 2011, respectively.

15.    Defined Contribution Plans

Contributions to EEI’s defined contribution plan and supplemental retirement plan are discretionary and determined annually by its Board of Directors.  Walsh’s defined contribution plan provides for mandatory employer contributions to match 100% of employee contributions up to 4% of each participant’s compensation.  The total expense under the plans was $2.2 million, $1.8 million, and $2.2 million for the fiscal years ended July 31, 2013, 2012 and 2011, respectively.

16.    Earnings Per Share

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

The computation of basic earnings per share is included in the following table.

	Fiscal Year Ended July 31,
	2013	2012	2011

Net (loss) income attributable to Ecology and Environment, Inc.	$(2,130,434)	$773,579	$6,960,263
Dividend declared	2,038,496	2,036,559	1,963,303
Undistributed earnings	$(4,168,930)	$(1,262,980)	$4,996,960

Weighted-average common shares outstanding (basic and diluted)	4,247,821	4,233,883	4,222,688

Distributed earnings per share	$0.48	$0.48	$0.46
Undistributed earnings per share	(0.98)	(0.30)	1.19
Total earnings per share	$(0.50)	$0.18	$1.65

After consideration of all the rights and privileges of the Class A and Class B stockholders summarized in Note 13, in particular the right of the holders of the Class B common stock to elect no less than 75% of the Board of Directors making it highly unlikely that the Company will pay a dividend on Class A common stock in excess of Class B common stock, the Company allocates undistributed earnings between the classes on a one-to-one basis when computing earnings per share.  As a result, basic and fully diluted earnings per Class A and Class B share are equal amounts.

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

17.	Segment Reporting

The Company reports segment information based on the geographic location of its customers (for revenues) and the location of its offices (for long-lived assets). Revenue and long-lived assets by business segment are summarized in the following tables.

	Fiscal Years Ended July 31,
	2013	2012	2011
Revenue by geographic location:
United States	$91,451,247	$98,558,099	$115,040,860
Foreign countries (1)	43,485,644	56,852,000	54,132,000

(1)	Significant foreign revenues included revenues in Peru ($11.5 million, $17.2 million and $15.9 million for fiscal years 2013, 2012 and 2011, respectively), Brazil ($15.1 million, $15.7 million and $11.8 million for fiscal years 2013, 2012 and 2011, respectively) and Chile ($10.6 million, $11.3 million and $8.3 million for fiscal years 2013, 2012 and 2011, respectively).

	Balance at July 31,
	2013	2012	2011
Long-Lived Assets by geographic location:
United States	$29,508,055	$29,506,036	$27,871,726
Foreign countries	5,183,885	5,191,000	5,062,000

18.	Commitments and Contingencies

From time to time, the Company is a named defendant in legal actions arising out of the normal course of business.  The Company is not a party to any pending legal proceeding, the resolution of which the management believes will have a material adverse effect on the Company’s results of operations, financial condition or cash flows, or to any other pending legal proceedings other than ordinary, routine litigation incidental to its business.  The Company maintains liability insurance against risks arising out of the normal course of business.

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

On February 4, 2011, the Chico Mendes Institute of Biodiversity Conservation of Brazil (the “Institute”) issued a Notice of Infraction to E & E Brasil.  E&E Brasil is a majority-owned subsidiary of Ecology and Environment, Inc.  The Notice of Infraction concerns the taking and collecting species of wild animal specimens without authorization by the competent authority and imposes a fine of 520,000 Reais, which has a value of approximately $0.2 million at April 30, 2013.  No claim has been made against Ecology and Environment, Inc.  The Institute has also filed Notices of Infraction against four employees of E&E Brasil alleging the same claims and has imposed fines against those individuals that, in the aggregate, are equal to the fine imposed against E&E Brasil.  E&E Brasil has filed administrative responses with the Institute for itself and its employees that: (a) denies the jurisdiction of the Institute, (b) states that the Notice of Infraction is constitutionally vague and (c) affirmatively stated that E&E Brasil had obtained the necessary permits for the surveys and collections of specimens under applicable Brazilian regulations and that the protected conservation area is not clearly marked to show its boundaries.  At this time, E&E Brasil has attended one meeting where depositions were taken. The Company believes that these administrative proceedings in Brazil will not have an adverse material effect upon the operations of the Company.

19.    Selected Quarterly Financial Data (unaudited)

	Fiscal Quarter Ended
Fiscal Year Ended July 31, 2013	October 31	January 31	April 30	July 31
	(In thousands, except per share information)

Revenue	$36,822	$36,151	$32,219	$29,745
Income (loss) from operations	974	3,355	(44)	(5,183)
Income (loss) before income tax (benefit) provision	898	3,257	(26)	(5,097)
Net income (loss) attributable to Ecology and Environment, Inc.	243	1,911	(441)	(3,843)
Net income (loss) per common share (basic and diluted)	0.05	0.45	(0.10)	(0.90)

	Fiscal Quarter Ended
Fiscal Year Ended July 31, 2012	October 31	January 31	April 30	July 31
	(In thousands, except per share information)

Revenue	$42,312	$40,173	$36,011	$36,914
Income from operations	2,040	1,867	574	303
Income before income tax provision	2,084	1,685	503	126
Net income (loss) attributable to Ecology and Environment, Inc.	1,160	503	56	(945)
Net income (loss) per common share (basic and diluted)	0.28	0.12	0.01	(0.23)

	Fiscal Quarter Ended
Fiscal Year Ended July 31, 2011	October 31	January 31	April 30	July 31
	(In thousands, except per share information)

Revenue	$42,026	$41,866	$41,120	$44,161
Income from operations	4,008	3,204	2,199	2,975
Income before income tax provision	3,941	3,238	2,587	2,989
Net income attributable to Ecology and Environment, Inc.	1,859	1,758	1,429	1,914
Net income per common share (basic and diluted)	0.44	0.42	0.34	0.45

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosures

None to report.

Item 9A.	Controls and Procedures

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

Internal Controls

During fiscal year 2013, we continued implementing an Enterprise Resource Planning (ERP) system that resulted in a material change in internal controls over financial reporting at EEI and certain of its subsidiaries.  The new system supports our global accounting operations consisting of planning, accounting and management reporting processes.  We believe the implementation of the new system was necessary to support increased volumes and transaction complexities within our domestic and international subsidiaries, as well as to reduce the number of manual processes.

This new system went online in January 1, 2012 at EEI, and we continued with system development activities at EEI and with rollout of the new system to certain subsidiaries through fiscal year 2013.  Post-implementation reviews were conducted by management to ensure that internal controls surrounding the system implementation process, the applications, and the closing process were properly designed to prevent material financial statement errors.  In addition to our recurring account reconciliations and reviews as part of our normal close process, we also performed incremental substantive procedures during the year, including analytical assessments to validate the accuracy of key financial balances and amounts and review of key reports used in the financial reporting close process.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of July 31, 2013 based on the criteria in Internal Control—Integrated Framework issued by the COSO.  Based upon this assessment, management has concluded that our internal control over financial reporting was effective as of July 31, 2013.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

Item 9B.	Other Information

Software Impairment and Planned Abandonment of a Long-Lived Asset

During fiscal years 2012 and 2013, the Company acquired and developed a new operating and financial software system for use by EEI and its U.S. and foreign subsidiaries.  Through July 31, 2013, the Company capitalized $4.1 million of expenditures for the acquisition and development of this system, which was being amortized over a 10 year useful life.  During the quarter ended July 31, 2013, management assessed the utility and effectiveness of various modules included in the software package, and determined that certain software modules do not meet the needs of users that rely on the system and will not provide any future service potential.  As a result, the Company recorded a software impairment charge of $0.8 million during the three months ended July 31, 2013, which was included in administrative and indirect operating expenses on the consolidated statements of operations.

In November 2013, after an extensive assessment process, management decided to abandon its existing operating and financial software system and migrate to new system software.  The Company currently plans to acquire and develop the new software during fiscal year 2014, with a target go-live date of August 1, 2014.  The Company will continue to utilize the current software system until the new system go-live date, at which time the current system will be abandoned.  As a result, management anticipates that unamortized software development costs for the current system of $2.7 million as of July 31, 2013 will be completely amortized by July 31, 2014.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The names, ages and positions of the Directors and executive officers of the Company are included in the following table.

Name	Age	Position

Gerald A. Strobel	73	Chief Executive Officer, Executive Vice President and Director
Kevin S. Neumaier	49	President
Frank B. Silvestro	76	Chairman of the Board, Executive Vice President and Director
Ronald L. Frank	75	Executive Vice President, Secretary, and Director
H. John Mye III	61	Vice President, Chief Financial and Accounting Officer, and Treasurer
Gerard A. Gallagher, Jr.	82	Director
Laurence M. Brickman	69	Senior Vice President
Michael C. Gross	53	Director
Ross M. Cellino	81	Director
Timothy Butler	72	Director

Each Director is elected to hold office until the next annual meeting of shareholders and until his successor is elected and qualified.  Executive officers are elected annually and serve at the discretion of the Board of Directors.  Specific experience, qualifications, attributes and skills for each Director and executive officer follow.

Mr. Gerald A. Strobel is a founder of the Company and has served as a Vice President and a Director since its inception in 1970.  In August 1986, he became Executive Vice President of Technical Services.  In August 2013, Mr. Strobel was appointed as the Company’s Chief Executive Officer by the Board of Directors.  Mr. Strobel is a registered Professional Engineer in the state of New York, and has a B.S. in civil engineering and a M.S. in sanitary engineering.

Mr. Kevin S. Neumaier serves as the President of the Company.  Mr. Neumaier previously worked as the Company’s Chief Executive Officer, Senior Vice President of Environmental Sustainability and Chief Information Officer.  Mr. Neumaier has a B.S. in Civil/Environmental Engineering, a M.S. in Natural Science specializing in global ecology, and is a registered Professional Engineer.

Mr. Silvestro is a founder of the Company and has served as a Vice President and a Director since its inception in 1970.  In August 1986, he became Executive Vice President.  In August 2013, he was appointed Chairman of the Board of Directors.  Mr. Silvestro has a B.A. in physics and an M.A. in biophysics.

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

Messrs. Silvestro, Strobel and Frank each have over forty years of work experience in managing the Company and knowing its customers, which makes them uniquely qualified to serve as Directors.

Mr. Mye was appointed Chief Financial Officer, a Vice President and Treasurer of the Company on January 18, 2008.  Mr. Mye has an MBA and is a registered professional engineer in New York. Mr. Mye was an employee at Strategic Investments, Inc for ten years (1983-1993) where he was responsible for mergers and acquisitions.  He then become the director of finance for American Precision Industries, a Fortune 500 company from 1993 to 2000.  Thereafter from 2000 to 2002 he was a vice president with responsibility for financial planning for FAI, Inc, a start-up company located in Buffalo, NY.  Starting in 2002 and until 2007 he was employed by Vishay Intertechnology, a high technology company, as the finance director and was responsible for all finance functions including sales, earnings and cash flow reporting.

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

Mr. Gross has been a Director of the Company since January 21, 2010.  Mr. Gross has been employed by New York State Department of Taxation and Finance as an auditor since 1983.  He has a B.S. in accounting and is a licensed property and casualty insurance broker.  Mr. Gross’ accounting and insurance experience provide important skills to the Board’s strategic decision-making process.

Mr. Cellino has been a Director of the Company since its inception in 1970.  Mr. Cellino has an undergraduate major in economics and is an attorney and counselor-at-law retired from private practice.  Mr. Cellino’s experience as the founder and managing partner of a Buffalo, NY law firm and over 40 year association with the Company provides the Board valuable managerial perspective and insight.

Mr. Butler has been a Director since 2003.  Mr. Butler is a retired bank executive with 38 years of experience as a senior vice president and commercial loan officer of a local bank located in Buffalo NY and with Key Bank concentrating in business lending and finance.  Mr. Butler has high-level financial, executive and management skills.  His prior positions provided him with extensive experience in financial and budgeting matters, and he provides this experience to the Board.

The Company has a separately-designated standing Audit Committee established in accordance with section 3 (a) 58 (A) of the Securities Exchange Act of 1934 and the requirements of the American Stock Exchange and NASDAQ.  The members of the Audit Committee are Timothy Butler, Ross M. Cellino, and Michael C. Gross.

The Board of Directors has designated Mr. Butler as the Audit Committee financial expert serving on its Audit Committee.  Messrs. Butler, Gross and Cellino are each independent, as that term is used in Item 407 (a) (as to Messrs. Butler, Gross and Cellino) and 407 (d)(5)(i)(B) (as to just Mr. Butler) of Regulation S-K and Rule 5605 (a)(2) of the NASDAQ listing standards in that none of them is an employee of the Company, nor is there any family relationship of those three individuals to the Company’s other five Directors or any Executive Officer of the Company.

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

Board Leadership Structure and Risk Oversight

The Board operates under the leadership of the Chairman.  There is no prohibition in the Company’s bylaws that precludes the Chairman from also assuming the role of Chief Executive Officer.  Since August 1, 2008, it has been the Company’s practice to fill the roles of Chairman and Chief Executive Officer with different individuals, except for during times of transition when the same person may fill both roles in an interim capacity while an appropriate candidate is found to assume the vacant position.  E&E believes the current leadership structure provides the appropriate balance of oversight, independence, administration and hands-on involvement in Board activities that are required for the efficient conduct of corporate governance activities.

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

Based solely on a review of the copies of such forms furnished to the Company and written representations from the Company’s Executive Officers and Directors, the Company believes that during the fiscal year ending July 31, 2013 all Section 16(a) filing requirements applicable to its Executive Officers, Directors and greater than ten percent (10%) beneficial owners were complied with by such persons.

Item 11.	Executive Compensation

The Company's Board of Directors, acting as a Compensation Committee of the whole, is responsible for overseeing all of the executive compensation and equity plans and programs to ensure that its officers and senior staff are compensated in a manner that is consistent with its competitively based annual and long term performance goals.

The Board of Directors is responsible for establishing and approving our policies governing the compensation of our executive officers.  We provide what we believe is a competitive total compensation package to our executive team through a combination of base salary, cash bonuses, equity plans (for Company officers other than its Executive Vice Presidents) and other broad-based benefit programs.  Our compensation philosophy, policies, and practices with respect to all of the Company’s officers, including the CEO, President, and our two most highly compensated officers as of July 31, 2013, is described below.

Objectives and Philosophy of Our Executive Compensation Program

Our primary objectives with respect to executive compensation are to:

•	attract, retain, and motivate talented executives by offering executive compensation that is competitive with our peer group;
•	promote the achievement of key financial and strategic performance measures by linking short- and long-term cash and equity incentives to the achievement of measurable corporate and, in some cases, individual performance goals; and
•	align the incentives of our executives with the creation of value for our shareholders.

We compete with many other companies for executive personnel.  Accordingly, our Board of Directors will generally target overall compensation for executives to be competitive with that of the Company’s peer group.  Variations to this targeted compensation may occur depending on the experience level of the individual and market factors, such as the demand for executives with similar skills and experience.

Our executive compensation program ties a substantial portion of each executive’s overall compensation to key strategic, financial, and operational goals such as our financial and operational performance, the growth of our customer base, new development initiatives, and the establishment and maintenance of key strategic relationships.

Components of Our Executive Compensation Program

The primary elements of our executive compensation program are:

*	base salary;
*	cash incentive bonuses;
*	equity incentive awards;
*	termination benefits upon termination without cause; and
*	insurance and other employee benefits and compensation.

We do not have any formal or informal policy or target for allocating compensation between long-term and short-term compensation, between cash and non-cash compensation or among the different forms of non-cash compensation.  Instead, our Board of Directors establishes these allocations for each executive officer on an annual basis.  The Board of Directors establishes cash compensation targets based primarily upon informal benchmarking data, such as comparing the compensation of our executives to companies in our company’s peer group, as well as the performance of our company as a whole and of the individual executive and executive team as a whole.  Our Board establishes non-cash compensation based upon this informal benchmarking data, the performance of our company as a whole and of the individual executive and executive team as a whole, the executives’ equity ownership percentage and the amount of their equity ownership that is vested equity.

The following table provides a summary of the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended July 31, 2013, 2012 and 2011 of those persons who were at July 31, 2013: (i) the Chief Executive Officer and President; (ii) the Chairman of the Board; and (iii) the two other most highly compensated executive officers with annual salary and bonus for the fiscal year ended July 31, 2013 in excess of $100,000.  In this report, the four persons named in the table below are referred to as the "Named Executives."

	SUMMARY COMPENSATON TABLE
Name and Principal Position	Fiscal Year	Salary	Bonus (1)	Stock Awards (2)	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation (3)	Total

Kevin S. Neumaier (4)	2013	$240,334	---	---	---	---	---	$12,566	$252,900
President and CEO	2012	$237,338	---	---	---	---	---	$10,130	$247,468
	2011	$206,846	$100,000	$12,648	---	---	---	$12,614	$332,108

Gerhard J. Neumaier (5)	2013	$382,737	---	---	---	---	---	$13,179	$395,916
Chairman of the Board	2012	$377,878	---	---	---	---	---	$10,396	$388,274
	2011	$367,122	$111,000	---	---	---	---	$12,845	$490,967

Frank B. Silvestro (5)	2013	$350,988	---	---	---	---	---	$12,915	$363,903
Executive Vice President and Director	2012	$346,528	---	---	---	---	---	$10,132	$356,660
	2011	$336,725	$111,000	---	---	---	---	$12,581	$460,306

Gerald A. Strobel (4)	2013	$350,988	---	---	---	---	---	$13,179	$364,167
Executive Vice President of Technical Services and Director	2012	$346,528	---	---	---	---	---	$10,396	$356,924
	2011	$336,725	$111,000	---	---	---	---	$12,845	$460,570

(1)	Amounts earned for bonus compensation are determined by the Board of Directors.
(2)	As of July 31, 2012, there were no outstanding shares of the Company's Class A Common Stock which was restricted stock issued pursuant to the Company's Stock Award Plan issued to Kevin S. Neumaier.
(3)	Represents group term life insurance premiums and contributions made by the Company to its Defined Contribution Plan on behalf of each of the Named Executives.
(4)	As of August 31, 2013, the Board of Directors appointed Gerald A. Strobel as the Company’s CEO. Kevin S. Neumaier remained as the Company’s President.
(5)	As of August 21, 2013, the Board of Directors appointed Frank B. Silvestro as Chairman of the Board of Directors, replacing Gerhard J. Neumaier. On August 30, 2013, Gerhard J. Neumaier’s employment with the Company was terminated. On September 6, 2013 Gerhard J. Neumaier resigned as a Director of the Company.

Compensation Pursuant to Plans

Defined Contribution Plan

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

Stock Award Plans

Ecology and Environment, Inc. has adopted a 1998 Stock Award Plan effective March 16, 1998 (the “1998 Plan”).  To supplement the 1998 Plan, a 2003 Stock Award Plan (the “2003 Plan”) was approved by the shareholders at the Annual Meeting held in January 2004,  a 2007 Stock Award Plan (the “2007 Plan”) was approved by the shareholders at the Annual Meeting held in January of 2008 and a 2011 Stock Award Plan (the “2011 Plan”) was approved by the shareholders at the Annual Meeting held in January of 2012 (the 1998 Plan, 2003 Plan, the 2007 Plan and the 2011 Plan collectively referred to as the “Award Plan”).  The 2003 Plan was approved retroactive to October 16, 2003 and terminated on October 15, 2008, the 2007 Plan was approved retroactive to October 18, 2007 and terminated on October 17, 2012 and the 2011 Plan was approved retroactive to October 26, 2011 and will terminate October 25, 2016.  Under the Award Plan key employees (including officers) of the Company or any of its present or future subsidiaries may be designated to receive awards of Class A common stock of the Company as a bonus for services rendered to the Company or its subsidiaries, without payment therefore, based upon the fair market value of the common stock at the time of the award.  The Award Plan authorizes the Company’s Board of Directors to determine for what period of time and under what circumstances the awards can be forfeited.

The Award Plan is not a qualified plan Section 401(a) of the Internal Revenue Code.  The Award Plan permits grants of the award for a period of five (5) years from the date of adoption.  As of July 31, 2013, awards for a total of 58,979 shares of Class A Common Stock have been granted and remain subject to vesting under the 2011 Plan.

Director Compensation

Compensation earned by each non-employee director for his services during fiscal year 2013 is summarized in the following table.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation Earnings	Nonqualified Deferred Compensation Earnings	All Other Compensation (1)	Total

Michael C. Gross	$36,078	---	---	---	---	---	$36,078
Gerard A. Gallagher, Jr.	$36,078	---	---	---	---	$34,666	$70,744
Ross M. Cellino	$36,078	---	---	---	---	---	$36,078
Timothy Butler (2)	$38,328	---	---	---	---	---	$38,328

(1)	Other is the value paid under a consulting fee arrangement.
(2)	Mr. Butler is the Chairman of the Finance Committee and received a fee of $2,250 for attending those committee meetings.

During fiscal year 2013, each non-employee director was compensated with an annual director fee of $36,078, which was paid quarterly.  Mr. Butler, as Chairman of the Finance Committee received a fee for attending additional meetings.  Other than these fees, there was no other compensation from the Company for serving as a director or for serving as a member or chairman of any other committee of the Board of Directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The number of outstanding shares of Class A Common Stock and Class B Common Stock of the Company beneficially owned by each person known by the Company to be the beneficial owner of more than 5 percent of the then outstanding shares of Common Stock as of October 31, 2013 are summarized in the following table.

	Class A Common Stock		Class B Common Stock
Name and Address (1)	Nature and Amount of Beneficial Ownership (2) (3)	Percent of Class as Adjusted (3)	Nature and Amount of Beneficial Ownership (2) (3)	Percent Of Class
	(No. of shares)		(No. of shares)

Gerhard J. Neumaier (4)	421,463	13.9%	375,518	22.8%
Frank B. Silvestro*	296,052	10.1%	292,052	17.8%
Ronald L. Frank*	201,721	7.1%	187,234	11.4%
Gerald A. Strobel*	219,604	7.7%	219,604	13.4%
Kevin S. Neumaier*	125,490	4.5%	114,878	7.0%
Kirsten Shelly	121,878	4.4%	115,558	7.0%
Franklin Resources, Inc. (5)	576,000	21.8%	---	---
Edward W. Wedbush (6)	363,673	13.7%	---	---
Dimensional Fund Advisors LP (7)	139,564	5.3%	---	---

*	See Footnotes in next table.
(1)	The address for Gerhard J. Neumaier is 284 Mill Road, East Aurora, New York 14052. The address for Frank B. Silvestro, Ronald L. Frank, Gerald A. Strobel, Kevin S. Neumaier and Kirsten Shelly is c/o Ecology and Environment, Inc., 368 Pleasant View Drive, Lancaster, New York 14086, unless otherwise indicated. The address for Edward W. Wedbush, Inc. is P.O. Box 30014, Los Angeles, CA 90030-0014. The address for Franklin Resources, Inc. is One Franklin Parkway, San Mateo, CA 94403-1906. The address for Dimensional Fund Advisors LP is Palisades West, Building One, 6300 Bee Cave Road, Austin, Texas 78746.
(2)	Each named individual or corporation is deemed to be the beneficial owners of securities that may be acquired within 60 days through the exercise of exchange or conversion rights. The shares of Class A Common Stock issuable upon conversion by any such shareholder are not included in calculating the number of shares or percentage of Class A Common Stock beneficially owned by any other shareholder.
(3)	There are 2,646,110 shares of Class A Common Stock issued and outstanding and 1,643,773 shares of Class B Common Stock issued and outstanding as of October 31, 2013. The figures in the "as adjusted" columns are based upon these totals and except as set forth in the preceding sentence, upon the assumptions described in footnote 2 above.
(4)	Includes 8,556 shares of Class A Common Stock owned by Mr. Gerhard J. Neumaier's spouse, as to which he disclaims beneficial ownership. Includes 20,361 shares of Class A Common Stock owned by Mr. Gerhard J. Neumaier's Individual Retirement Account. Does not include any shares of Class A Common Stock or Class B Common Stock held by Mr. Gerhard J. Neumaier's adult children. Includes 2 shares of Class A Common Stock owned by a Partnership in which Mr. Gerhard J. Neumaier is a general partner.
(5)	Includes shares owned by subsidiaries and affiliates of Franklin Resources, Inc. based upon a Schedule 13-G filed on February 7, 2012.
(6)	Includes shares owned by subsidiaries and affiliates of Edward W. Wedbush based upon a Schedule 13-G filed on February 15, 2013.
(7)	Includes shares owned by subsidiaries and affiliates of Dimensional Fund Advisors LP based upon a Schedule 13-G filed on February 11, 2013.

Security Ownership of Management

Beneficial ownership of the Company's Class A Common Stock and Class B Common Stock as of October 31, 2013, by (i) each Director of the Company; and (ii) all Directors and officers of the Company as a group are summarized in the following table.

	Class A Common Stock		Class B Common Stock
Name and Address (1)	Nature and Amount of Beneficial Ownership (2) (3)	Percent of Class as Adjusted (4)	Nature and Amount of Beneficial Ownership (2) (3)	Percent Of Class
	(No. of shares)		(No. of shares)

Frank B. Silvestro (9)	296,052	10.1%	292,052	17.8%
Ronald L. Frank (5) (9)	201,721	7.1%	187,234	11.4%
Gerald A. Strobel (6) (9)	219,604	7.7%	219,604	13.4%
Gerard A. Gallagher, Jr.	61,606	2.3%	61,265	3.7%
Ross M. Cellino (7)	14,892	*	1,102	*
Michael C. Gross (8)	23,649	*	23,449	1.4%
Timothy Butler	1,680	*	---	---
Directors and Officers Group (10 individuals)	973,875	27.4%	907,907	55.2%

*	Less than 1.0%
(1)	The address of each of the above shareholders is c/o Ecology and Environment, Inc., 368 Pleasant View Drive, Lancaster, New York 14086.
(2)	Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended, beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the vote) or sole or shared investment power (including the power to dispose or direct the disposition) with respect to a security whether through any contract, arrangement, understanding, relationship or otherwise. Unless otherwise indicated, the shareholders identified in this table have sole voting and investment power of the shares beneficially owned by them.
(3)	Each named person and all Directors and officers as a group are deemed to be the beneficial owners of securities that may be acquired within 60 days through the exercise of exchange or conversion rights. The shares of Class A Common Stock issuable upon conversion by any such shareholder are not included in calculating the number of shares or percentage of Class A Common Stock beneficially owned by any other shareholder.
(4)	There are 2,646,110 shares of Class A Common Stock issued and outstanding and 1,643,773 shares of Class B Common Stock issued and outstanding as of October 31, 2013. The figure in the "as adjusted" columns are based upon these totals and except as set forth in the preceding sentence, upon the assumptions described in footnotes 2 and 3 above.
(5)	Includes 2,640 shares of Class A Common Stock owned by Mr. Frank's individual retirement account and 6,465 shares of Class A Common Stock owned by Mr. Frank’s 401(k) plan account.
(6)	Includes 704 shares of Class B Common Stock held in equal amounts by Mr. Strobel as custodian for two of his children, as to which he disclaims beneficial ownership. Does not include any shares of Class B Common Stock held by a trust created by one of his children, for which Mr. Strobel serves as Trustee.
(7)	Includes 10,915 shares of Class A Common Stock owned by Mr. Cellino's spouse, as to which shares he disclaims beneficial ownership; also includes 2,760 shares of Class A Common Stock owned by Mr. Cellino's Individual Retirement Account. Includes 5 shares of Class A Common Stock owned by a limited partnership in which Mr. Cellino is a general partner.
(8)	Mr. Gross is one of three co-trustees of two inter vivos trusts established by his parents for their benefit that own these shares of Class B Common Stock and is a one-third contingent remainder beneficiary of both trusts’ assets, which include an aggregate total of 70,348 of such shares of which he disclaims beneficial interest in 46,899 of those shares.
(9)	Subject to the terms of the Restrictive Agreement. See "Security Ownership of Certain Beneficial Owners-Restrictive Agreement."

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

Director Gerard A. Gallagher, Jr.'s son Gerard A. Gallagher, III, serves as a Senior Vice President with the Company and received aggregate compensation of $177,412 for his services during fiscal year 2013.  The Company believes that his compensation was commensurate with his peers during fiscal year 2013 and that his relationships during the year were reasonable and in the best interest of the Company.

Timothy Butler, Ross M. Cellino, and Michael C. Gross are independent, as that term is used in Item 407(a) of Regulation S-K and Rule 5605(a)(2) of the NASDAQ listing standards, as described in their relevant business experiences set forth in Item 10 hereof and in that none of them is an employee of the Company, nor is there any family relationship of those three individuals to the Company’s other five Directors or any Executive Officer of the Company.

Item 14.	Principal Accounting Fees and Services

During the fiscal years ended July 31, 2013, 2012 and 2011, Schneider Downs & Co., Inc. (“SD”), an independent registered accounting firm, provided audit and audit related services to the Company.  The Audit Committee meets with the Company’s independent registered accounting firm to approve the annual scope of accounting services to be performed, including all audit, audit-related, and non-audit services, and the related fee estimates.  The Audit Committee also meets with the Company’s independent registered accounting firm on a quarterly basis, following completion of their quarterly reviews and annual audit before our earnings announcements, to review the results of their work.  As appropriate, management and our independent registered accounting firm update the Audit Committee with material changes to any service engagement and related fee estimates as compared to amounts previously approved.  Under its charter, the Audit Committee has the authority and responsibility to review and approve, in advance, any audit and proposed permissible non-audit services to be provided to the Company by its independent registered public accounting firm.  The aggregate fees billed by SD for these services for fiscal years 2013 and 2012 are summarized in the following table.

	Fiscal Year Ended July 31,
	2013	2012
Audit Fees	$383,226	$338,240
Audit Related Services	44,345	42,264
Grand Total	$427,571	$380,504

Audit Fees

Audit fees include aggregate fees accrued for the following professional services rendered:

•	audit of the annual financial statements included in this Annual Report;
•	reviews of the financial statements included in the Company's quarterly reports on Form 10-Q; and
•	expenses incurred related to accounting consultation services.

Audit Related Fees

Audit related fees include aggregate fees accrued for services rendered for audits of the Company’s 401(k) and pension plans, and indirect rate audits.

PART IV

Item 15.	Exhibits, Financial Statements, Schedules

(a)	1.	Financial Statements
			Page
		Report of Independent Registered Public Accounting Firm	36
		Consolidated Balance Sheets at July 31, 2013 and 2012	37
		Consolidated Statements of Operations for the fiscal years ended July 31, 2013, 2012 and 2011	38
		Consolidated Statements of Comprehensive (Loss) Income for the fiscal years ended July 31, 2013, 2012 and 2011	39
		Consolidated Statements of Cash Flows for the Fiscal years ended July 31, 2013, 2012 and 2011	40
		Consolidated Statements of Changes in Shareholders Equity for the fiscal years ended July 31, 2013, 2012 and 2011	41
		Notes to Consolidated Financial Statements

	2.	Financial Statement Schedule

		All schedules are omitted because they are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

	3.	Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation (1)
3.2	Certificate of Amendment of Certificate of Incorporation filed on March 23, 1970 (1)
3.3	Certificate of Amendment of Certificate of Incorporation filed on January 19, 1982 (1)
3.4	Certificate of Amendment of Certificate of Incorporation filed on January 29, 1987 (1)
3.5	Certificate of Amendment of Certificate of Incorporation filed on February 10, 1987 (1)
3.6	Restated By-Laws adopted on July 30, 1986 by Board of Directors (1)
3.7	Certificate of Change under Section 805-A of the Business Corporation Law filed August 18, 1988 (2)
3.8	Amendment to the By-Laws dated August 21, 2013 (7)
4.1	Specimen Class A Common Stock Certificate (1)
4.2	Specimen Class B Common Stock Certificates (1)
10.1	Stockholders' Agreement among Gerhard J. Neumaier, Ronald L. Frank, Frank B. Silvestro and Gerald A. Strobel dated May 12, 1970 (1)
10.4	Ecology and Environment, Inc. Defined Contribution Plan Agreement dated July 25, 1980 as amended on April 28, 1981 and July 21, 1983 and restated effective August 1, 1984 (1)
10.5	Summary of Ecology and Environment Discretionary Performance Plan (3)
10.6	1998 Ecology and Environment, Inc. Stock Award Plan and Amendments (3)
10.7	2003 Ecology and Environment, Inc. Stock Award Plan (4)
10.8	2007 Ecology and Environment, Inc. Stock Award Plan (5)
10.9	Amendment No. 1 dated January 24, 2011 to the Stockholders’ Agreement among Gerhard J. Neumaier, Ronald L. Frank, Frank B. Silvestro and Gerald A. Strobel dated May 12, 1970 (6)
14.1	Code of Ethics (4)
21.5	Schedule of Subsidiaries as of July 31, 2011 (8)
23.1	Consent of Independent Registered Public Accounting Firm - Schneider Downs & Co., Inc. (8)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (8)
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (8)
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (8)
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (8)
Footnotes

(1)	Filed as exhibits to the Company's Registration Statement on Form S-1, as amended by Amendment Nos. 1 and 2, (Registration No. 33-11543), and incorporated herein by reference.
(2)	Filed as exhibits to the Company's Form 10-K for Fiscal Year Ending July 31, 2002, and incorporated herein by reference.
(3)	Filed as exhibits to the Company's 10-K for the Fiscal Year Ended July 31, 2003, and incorporated herein by reference.
(4)	Filed as exhibits to the Company's 10-K for the Fiscal Year Ending July 31, 2004, and incorporated herein by reference.
(5)	Filed as exhibits to the Company’s 10-K for the Fiscal Year Ending July 31, 2010, and incorporated herein by reference.
(6)	Filed as exhibits to the Company’s 10-K for the Fiscal Year Ending July 31, 2011, and incorporated herein by reference.
(7)	Filed as an exhibit to Current Report on Form 8-K for August 21, 2013
(8)	Filed herewith.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECOLOGY AND ENVIRONMENT, INC.

Dated: November 13, 2013	/s/ Gerald A. Strobel
Gerald A. Strobel, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Gerald A. Strobel
Gerald A. Strobel	Chief Executive Officer and Director	November 13, 2013

/s/ Frank B. Silvestro
Frank B. Silvestro	Chairman of the Board of Directors and Director	November 13, 2013

/s/ Ronald L. Frank
Ronald L. Frank	Executive Vice President, Secretary and Director	November 13, 2013

/s/ H. John Mye III
H. John Mye III	Vice President, Treasurer, Chief Financial Officer and Chief Accounting Officer	November 13, 2013

/s/ Gerard A. Gallagher, Jr.
Gerard A. Gallagher, Jr.	Director	November 13, 2013

/s/ Ross M. Cellino
Ross M. Cellino	Director	November 13, 2013

/s/ Timothy Butler
Timothy Butler	Director	November 13, 2013

/s/ Michael C. Gross
Michael C. Gross	Director	November 13, 2013