Form 10-K/A
period 2013-07-31
ECOLOGY & ENVIRONMENT INC
filed 2013-11-22
CIK 809933

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑

Exhibit Index on Page 70

The aggregate market value of the Class A Common Stock held by non-affiliates as of January 31, 2013 (the last business day of the registrant's most recently completed second fiscal quarter) was $32,212,822. This amount is based on the closing price of the registrant's Class A Common Stock on the National Association of Securities Dealers Automated Quotations (NASDAQ) Stock Market for that date. Shares of Class A Common Stock held by the executive officers and directors of the registrant are not included in this computation.

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

Explanation of First Amendment

On November 4, 2013, the Registrant, Ecology and Environment, Inc., (the "Company"), filed a Form 10-K for the fiscal year ended July 31, 2013 (the "Form 10-K") with the Securities and Exchange Commission.  This Amendment is being filed to revise footnotes to tables included in Item 12 of the Form 10-K.  Such revisions were necessary to clarify the inclusion of shares of the Company's Class B Common Stock, which may be converted to Class A Common Stock at any time by their holders, in the calculations of beneficial ownership by Class A shareholders.  Item 12, as amended, is included herein.

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

	Class A Common Stock		Class B Common Stock
Name and Address (1)	Nature and Amount of Beneficial Ownership (2)	Percent of Class as Adjusted (3)	Nature and Amount of Beneficial Ownership (2)	Percent of Class (3)
	(No. of shares)		(No. of shares)

Gerhard J. Neumaier (4)	421,463	13.9%	375,518	22.8%
Frank B. Silvestro*	296,052	10.1%	292,052	17.8%
Ronald L. Frank*	201,721	7.1%	187,234	11.4%
Gerald A. Strobel*	219,604	7.7%	219,604	13.4%
Kevin S. Neumaier*	125,490	4.5%	114,878	7.0%
Kirsten Shelly	121,878	4.4%	115,558	7.0%
Franklin Resources, Inc. (5)	576,000	21.8%	---	---
Edward W. Wedbush (6)	363,673	13.7%	---	---
Dimensional Fund Advisors LP (7)	139,564	5.3%	---	---

       *        See Footnotes in next table.
(1)	The address for Gerhard J. Neumaier is 284 Mill Road, East Aurora, New York 14052. The address for Frank B. Silvestro, Ronald L. Frank, Gerald A. Strobel, Kevin S. Neumaier and Kirsten Shelly is c/o Ecology and Environment, Inc., 368 Pleasant View Drive, Lancaster, New York 14086, unless otherwise indicated. The address for Edward W. Wedbush, Inc. is P.O. Box 30014, Los Angeles, CA 90030-0014. The address for Franklin Resources, Inc. is One Franklin Parkway, San Mateo, CA 94403-1906. The address for Dimensional Fund Advisors LP is Palisades West, Building One, 6300 Bee Cave Road, Austin, Texas 78746.
(2)	Each named individual or corporation is deemed to be the beneficial owners of shares that may be acquired within 60 days through the exercise of exchange or conversion rights. The number of shares of Class A Common Stock shown in the table include shares of Class B Common Stock that may be converted at any time by each holder to Class A Common Stock.
(3)	There are 2,646,110 shares of Class A Common Stock issued and outstanding and 1,643,773 shares of Class B Common Stock issued and outstanding as of October 31, 2013. For each named individual, the percentage in the "Class A Common Stock – Percent of Class as Adjusted" column is based upon the total shares of Class A Common Stock outstanding, plus shares of Class B Common Stock that may be converted at any time by that holder to Class A Common Stock on a per person basis. The shares of Class B Common Stock assumed to be converted to Class A Common Stock for any named individual are not included in the calculation of the percentage of Class A Common Stock beneficially owned by any other named individual.
(4)	Includes 8,556 shares of Class A Common Stock owned by Mr. Gerhard J. Neumaier's spouse, as to which he disclaims beneficial ownership. Includes 20,361 shares of Class A Common Stock owned by Mr. Gerhard J. Neumaier's Individual Retirement Account. Does not include any shares of Class A Common Stock or Class B Common Stock held by Mr. Gerhard J. Neumaier's adult children. Includes 2 shares of Class A Common Stock owned by a Partnership in which Mr. Gerhard J. Neumaier is a general partner.
(5)	Includes shares owned by subsidiaries and affiliates of Franklin Resources, Inc. based upon a Schedule 13-G filed on February 7, 2012.
(6)	Includes shares owned by subsidiaries and affiliates of Edward W. Wedbush based upon a Schedule 13-G filed on February 15, 2013.
(7)	Includes shares owned by subsidiaries and affiliates of Dimensional Fund Advisors LP based upon a Schedule 13-G filed on February 11, 2013.

Security Ownership of Management

Beneficial ownership of the Company's Class A Common Stock and Class B Common Stock as of October 31, 2013, by (i) each Director of the Company; and (ii) all Directors and officers of the Company as a group are summarized in the following table.

	Class A Common Stock		Class B Common Stock
Name (1)	Nature and Amount of Beneficial Ownership (2) (3)	Percent of Class as Adjusted (4)	Nature and Amount of Beneficial Ownership (2) (3)	Percent of Class (4)
	(No. of shares)		(No. of shares)

Frank B. Silvestro (9)	296,052	10.1%	292,052	17.8%
Ronald L. Frank (5) (9)	201,721	7.1%	187,234	11.4%
Gerald A. Strobel (6) (9)	219,604	7.7%	219,604	13.4%
Gerard A. Gallagher, Jr.	61,606	2.3%	61,265	3.7%
Ross M. Cellino (7)	14,892	*	1,102	*
Michael C. Gross (8)	23,649	*	23,449	1.4%
Timothy Butler	1,680	*	---	---
Directors and Officers Group (10 individuals)	973,875	27.4%	907,907	55.2%

      *     Less than 1.0%
(1)	The address of each of the above shareholders is c/o Ecology and Environment, Inc., 368 Pleasant View Drive, Lancaster, New York 14086.
(2)	Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended, beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the vote) or sole or shared investment power (including the power to dispose or direct the disposition) with respect to a security whether through any contract, arrangement, understanding, relationship or otherwise. Unless otherwise indicated, the shareholders identified in this table have sole voting and investment power of the shares beneficially owned by them.
(3)	Each named individual and all Directors and officers as a group are deemed to be the beneficial owners of shares that may be acquired within 60 days through the exercise of exchange or conversion rights. For the Directors and Officers Group, the number of shares of Class A Common Stock shown in the table includes 907,907 shares of Class B Common Stock that may be converted at any time by their holders to Class A Common Stock.
(4)	There are 2,646,110 shares of Class A Common Stock issued and outstanding and 1,643,773 shares of Class B Common Stock issued and outstanding as of October 31, 2013. For each named individual, the percentage in the "Class A Common Stock – Percent of Class as Adjusted" column is based upon the total shares of Class A Common Stock outstanding, plus shares of Class B Common Stock that may be converted at any time by that holder to Class A Common Stock on a per person basis. The shares of Class B Common Stock assumed to be converted to Class A Common Stock for any named individual are not included in the calculation of the percentage of Class A Common Stock beneficially owned by any other named individual.
(5)	Includes 2,640 shares of Class A Common Stock owned by Mr. Frank's individual retirement account and 6,465 shares of Class A Common Stock owned by Mr. Frank's 401(k) plan account.
(6)	Includes 704 shares of Class B Common Stock held in equal amounts by Mr. Strobel as custodian for two of his children, as to which he disclaims beneficial ownership. Does not include any shares of Class B Common Stock held by a trust created by one of his children, for which Mr. Strobel serves as Trustee.
(7)	Includes 10,915 shares of Class A Common Stock owned by Mr. Cellino's spouse, as to which shares he disclaims beneficial ownership; also includes 2,760 shares of Class A Common Stock owned by Mr. Cellino's Individual Retirement Account. Includes 5 shares of Class A Common Stock owned by a limited partnership in which Mr. Cellino is a general partner.
(8)	Mr. Gross is one of three co-trustees of two inter vivos trusts established by his parents for their benefit that own these shares of Class B Common Stock and is a one-third contingent remainder beneficiary of both trusts' assets, which include an aggregate total of 70,348 of such shares of which he disclaims beneficial interest in 46,899 of those shares.
(9)	Subject to the terms of the Restrictive Agreement. See "Security Ownership of Certain Beneficial Owners-Restrictive Agreement."

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

ECOLOGY AND ENVIRONMENT, INC.

Dated: November 22, 2013	/s/ H. John Mye III
H. John Mye III Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
EX-31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
EX-31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002