Form 10-Q
period 2013-10-31
ECOLOGY & ENVIRONMENT INC
filed 2013-12-16
CIK 809933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2013

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

At November 30, 2013, 2,646,406 shares of Registrant's Class A Common Stock (par value $.01) and 1,643,773 shares of Class B Common Stock (par value $.01) were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Ecology and Environment, Inc.
Condensed Consolidated Balance Sheets
Unaudited

	Unaudited	Audited
Assets	October 31, 2013	July 31, 2013

Current assets:
Cash and cash equivalents	$9,364,669	$9,444,660
Investment securities available for sale	1,590,182	1,463,864
Contract receivables, net of allowance for doubtful accounts and contract adjustments of $5,639,291 and $5,592,800, respectively	46,769,598	47,134,007
Deferred income taxes	4,249,496	4,308,538
Income tax receivable	4,190,680	4,355,260
Other current assets	2,485,917	1,784,826

Total current assets	68,650,542	68,491,155

Property, building and equipment, net of accumulated depreciation of $25,659,262 and $24,569,139, respectively	9,375,498	10,122,801
Deferred income taxes	1,089,559	1,089,060
Other assets	1,972,258	1,978,668

Total assets	$81,087,857	$81,681,684

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$7,995,039	$9,864,138
Lines of credit	6,500,000	6,528,691
Accrued payroll costs	7,778,443	7,102,910
Current portion of long-term debt and capital lease obligations	956,227	199,658
Billings in excess of revenue	6,384,842	6,437,730
Other accrued liabilities	4,186,715	4,070,073

Total current liabilities	33,801,266	34,203,200

Income taxes payable	124,793	124,793
Deferred income taxes	462,787	462,787
Long-term debt and capital lease obligations	524,009	251,614
Commitments and contingencies (Note 16)	-	-

Shareholders' equity:
Preferred stock, par value $.01 per share (2,000,000 shares authorized; no shares issued)	-	-
Class A common stock, par value $.01 per share (6,000,000 shares authorized; 2,685,151 shares issued)	26,851	26,851
Class B common stock, par value $.01 per share; (10,000,000 shares authorized; 1,708,574 shares issued)	17,087	17,087
Capital in excess of par value	19,406,779	20,016,873
Retained earnings	25,746,244	25,365,853
Accumulated other comprehensive income (loss)	166,683	(84,527)
Treasury stock, at cost (Class A common: 22,654 and 79,110 shares; Class B common: 64,801 shares)	(1,053,029)	(1,798,233)

Total Ecology and Environment, Inc. shareholders' equity	44,310,615	43,543,904
Noncontrolling interests	1,864,387	3,095,386

Total shareholders' equity	46,175,002	46,639,290

Total liabilities and shareholders' equity	$81,087,857	$81,681,684

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ecology and Environment, Inc.
Condensed Consolidated Statement of Operations
Unaudited

	Three Months Ended October 31,
	2013	2012

Revenue, net	$34,749,291	$36,821,768

Cost of professional services and other direct operating expenses	12,568,742	13,308,000
Subcontract costs	5,846,251	7,015,358
Administrative and indirect operating expenses	10,869,243	11,066,514
Marketing and related costs	3,458,615	3,874,155
Depreciation and amortization	1,053,954	583,288

Income from operations	952,486	974,453
Interest expense	(49,774)	(83,750)
Interest income	43,475	58,420
Other income (expense)	120,031	(6,242)
Net foreign exchange loss	(10,426)	(45,170)

Income before income tax provision	1,055,792	897,711
Income tax provision	540,678	354,615

Net income	$515,114	$543,096

Net income attributable to noncontrolling interests	(134,723)	(300,569)

Net income attributable to Ecology and Environment, Inc.	$380,391	$242,527

Net income per common share: basic and diluted	$0.09	$0.06

Weighted average common shares outstanding: basic and diluted	4,261,674	4,244,010

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ecology and Environment, Inc.
Condensed Consolidated Statements of Comprehensive Income
Unaudited

	Three Months Ended October 31,
	2013	2012

Comprehensive income:
Net income including noncontrolling interests	$515,114	$543,096
Foreign currency translation adjustments	235,914	116,992
Unrealized investment (loss) gain, net	(234)	40,616

Comprehensive income	750,794	700,704
Comprehensive income attributable to noncontrolling interests	(119,193)	(295,397)

Comprehensive income attributable to Ecology and Environment, Inc.	$631,601	$405,307

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ecology and Environment, Inc.
Condensed Consolidated Statements of Cash Flows
Unaudited

	Three Months Ended October 31,
	2013	2012

Cash flows from operating activities:
Net income	$515,114	$543,096
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,053,954	583,288
(Provision) benefit for deferred income taxes	110,585	66,339
Share based compensation expense	89,049	127,992
Tax impact of share-based compensation	(31,695)	-
Provisions for contract adjustments and doubtful accounts	53,991	1,083,109
Decrease (increase) in:
- contract receivables	658,931	(43,886)
- other current assets	(675,225)	(1,213,383)
- income tax receivable	164,580	(259,384)
- other non-current assets	7,988	9,951
(Decrease) increase in:
- accounts payable	(926,165)	219,286
- accrued payroll costs	597,287	1,967,917
- income taxes payable	(4,723)	(536)
- billings in excess of revenue	(190,544)	(1,093,281)
- other accrued liabilities	83,649	(119,221)

Net cash provided by operating activities	1,506,776	1,871,287

Cash flows used in investing activities:
Acquistion of noncontrolling interest of subsidiaries	(553,457)	(30,002)
Purchase of property, building and equipment	(260,770)	(549,926)
Change in accounts payable due to purchases of equipment	-	(610,192)
Purchase of investment securities	(124,415)	(1,599,636)

Net cash used in investing activities	(938,642)	(2,789,756)

Cash flows (used in) provided by financing activities:
Dividends paid	(1,019,955)	(1,018,783)
Proceeds from debt	545,877	-
Repayment of debt and capital lease obligations	(38,422)	(106,673)
Net (payments on) proceeds from lines of credit	(28,691)	2,200,000
Distributions to noncontrolling interests	(141,012)	(566,587)

Net cash (used in) provided by financing activities	(682,203)	507,957

Effect of exchange rate changes on cash and cash equivalents	34,078	64,322

Net (decrease) increase in cash and cash equivalents	(79,991)	(346,190)
Cash and cash equivalents at beginning of period	9,444,660	10,467,770

Cash and cash equivalents at end of period	$9,364,669	$10,121,580

Supplemental disclosure of cash flow information:
Cash paid during the year for:
- Interest	$48,308	$81,915
- Income Taxes	(23,733)	561,889
Supplemental disclosure of non-cash items:
Acquistion of noncontrolling interest of subsidiaries - loans and stock	1,039,574	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ecology and Environment, Inc.
Condensed Consolidated Statements of Shareholders’ Equity

	Class A Common Stock Shares	Class A Common Stock Amount	Class B Common Stock Shares	Class B Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares	Treasury Stock Amount	Noncontrolling Interest

Balance at July 31, 2012 (Audited)	2,685,151	$26,851	1,708,574	$17,087	$19,751,992	$29,534,783	$711,842	149,531	$(1,897,032)	$4,612,018

Net (loss) income	-	-	-	-	-	(2,130,434)	-	-	-	908,386
Foreign currency translation adjustment	-	-	-	-	-	-	(790,464)	-	-	(116,171)
Cash dividends paid ($.48 per share)	-	-	-	-	-	(2,038,496)	-	-	-	-
Unrealized investment loss, net	-	-	-	-	-	-	(28,675)	-	-	-
Share-based compensation expense	-	-	-	-	507,796	-	-	-	-	-
Tax impact of share based compensation	-	-	-	-	(74,429)	-	-	-	-	-
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	(1,532,912)
Purchase of additional noncontrolling interests	-	-	-	-	(168,486)	-	22,770	(7,804)	98,799	(775,935)
Stock award plan forfeitures	-	-	-	-	-	-	-	2,184	-	-

Balance at July 31, 2013 (Audited)	2,685,151	$26,851	1,708,574	$17,087	$20,016,873	$25,365,853	$(84,527)	143,911	$(1,798,233)	$3,095,386

Net (loss) income	-	-	-	-	-	380,391	-	-	-	134,723
Foreign currency translation adjustment	-	-	-	-	-	-	193,263	-	-	(15,530)
Unrealized investment loss, net	-	-	-	-	-	-	(234)	-	-	-
Issuance of stock under stock award plan	-	-	-	-	(194,454)	-	-	(16,387)	194,454	-
Share-based compensation expense	-	-	-	-	89,049	-	-	-	-	-
Tax impact of share based compensation	-	-	-	-	(31,695)	-	-	-	-	-
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	(141,012)
Purchase of additional noncontrolling interests	-	-	-	-	(472,994)	-	58,181	(44,060)	550,750	(1,209,180)
Stock award plan forfeitures	-	-	-	-	-	-	-	3,991	-	-

Balance at October 31, 2013 (Unaudited)	2,685,151	$26,851	1,708,574	$17,087	$19,406,779	$25,746,244	$166,683	87,455	$(1,053,029)	$1,864,387

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ecology and Environment, Inc.
Notes to Condensed Consolidated Financial Statements

1.	Organization and Basis of Presentation

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

The condensed consolidated financial statements included herein have been prepared by Ecology and Environment, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of such information.  All such adjustments are of a normal recurring nature.  The Company follows the same accounting policies in preparation of interim reports.  Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations.  Therefore, these financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2013 filed with the Securities and Exchange Commission.  The condensed consolidated results of operations for the three months ended October 31, 2013 are not necessarily indicative of the results for any subsequent period or the entire fiscal year ending July 31, 2014.

Certain prior year amounts were reclassified to conform to the condensed consolidated financial statement presentation for the three months ended October 31, 2013.

2.	Recent Accounting Pronouncements

Accounting Pronouncements Not Yet Adopted as of October 31, 2013

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

3.    Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  The Company invests cash in excess of operating requirements in income-producing short-term investments.  At October 31, 2013 and July 31, 2013, money market funds of $0.6 million and $1.5 million, respectively, were included in cash and cash equivalents in the accompanying condensed consolidated balance sheets.

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

The availability of observable market data is monitored to assess the appropriate classification of financial instruments within the fair value hierarchy.  Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another.  In such instances, the transfer is reported at the beginning of the reporting period.  The Company evaluated the significance of transfers between levels based upon the nature of the financial instrument.  For the three months ended October 31, 2013 and fiscal year ended July 31, 2013, there were no transfers in or out of levels 1, 2 or 3, respectively.

The fair value of the Company’s assets and liabilities that are measured at fair value on a recurring basis is summarized by level within the fair value hierarchy in the following table.

	Balance at October 31, 2013
	Level 1	Level 2		Level 3		Total
Assets:
Investment securities available for sale	$1,590,182	$	---	$	---	$1,590,182

	Balance at July 31, 2013
	Level 1	Level 2		Level 3		Total
Assets:
Investment securities available for sale	$1,463,864	$	---	$	---	$1,463,864

Investments securities available for sale include mutual funds that are valued at the net asset value (“NAV”) of shares held by the Company at period end.  Mutual funds held by the Company are open-end mutual funds that are registered with the Securities and Exchange Commission.  These funds are required to publish their daily NAV and to transact at that price.  The mutual funds held by the Company are deemed to be actively traded.

Reclassification adjustments out of accumulated other comprehensive income for realized gains or losses from investment securities available for sale are included in the condensed consolidated statements of operations within other income (expense).

The carrying amount of cash and cash equivalents approximated fair value at October 31, 2013 and July 31, 2013.  These assets were classified as level 1 instruments at both dates.  Long-term debt consists of bank loans and capitalized equipment leases.  Lines of credit consist of borrowings for working capital requirements.  Based on the Company's assessment of the current financial market and corresponding risks associated with the debt and line of credit borrowings, management believes that the carrying amount of these liabilities approximated fair value at October 31, 2013 and July 31, 2013.  These liabilities were classified as level 2 instruments at both dates.  There were no financial instruments classified as level 3 at October 31, 2013 or July 31, 2013.

Investment securities have been classified as available for sale and are stated at fair value.  Unrealized gains or losses related to investment securities available for sale are recorded in accumulated other comprehensive income, net of applicable income taxes in the accompanying condensed consolidated balance sheets and condensed consolidated statements of changes in shareholders' equity.  The cost basis of securities sold is based on the specific identification method.  The Company had gross unrealized losses of less than $0.1 million and gross unrealized gains of less than $0.1 million recorded in accumulated other comprehensive income at October 31, 2013 and July 31, 2013, respectively.

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

Substantially all of the Company's cost-type work is with federal governmental agencies and, as such, is subject to audits after contract completion.  Under these cost-type contracts, provisions for adjustments to accrued revenue are recognized on a quarterly basis and based on past audit settlement history.  Government audits have been completed and final rates have been negotiated through fiscal year 2005.  The Company records an allowance for project disallowances in other accrued liabilities for potential disallowances resulting from government audits (refer to Note 11 of these condensed consolidated financial statements).

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

Billed contract receivables represent amounts billed to clients in accordance with contracted terms, which have not been collected from clients as of the end of the reporting period.  Billed contract receivables may include: (i) amounts billed for revenues from incurred costs and fees that have been earned in accordance with contractual terms; and (ii) progress billings in accordance with contractual terms that include revenue not yet earned as of the end of the reporting period.

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

Contract Receivables, Net

Contract receivables, net are summarized in the following table.

	Balance at
	October 31, 2013	July 31, 2013
Contract Receivables:
Billed	$25,671,439	$36,284,950
Unbilled	26,737,450	16,441,857
	52,408,889	52,726,807
Allowance for doubtful accounts and contract adjustments	(5,639,291)	(5,592,800)
Total contract receivables, net	$46,769,598	$47,134,007

Billed contract receivables did not include any contractual retainage balances at October 31, 2013 or July 31, 2013.  Management anticipates that the unbilled receivables outstanding at October 31, 2013 will be substantially billed and collected within one year.

Contract Receivable Concentrations

Significant concentrations of contract receivables and the allowance for doubtful accounts and contract adjustments are summarized in the following table.

	Balance at October 31, 2013		Balance at July 31, 2013
Region	Contract Receivables	Allowance for Doubtful Accounts and Contract Adjustments	Contract Receivables	Allowance for Doubtful Accounts and Contract Adjustments

United States, Canada and South America	$41,352,521	$1,974,557	$41,302,180	$1,576,746
Middle East and Africa	10,716,881	3,535,188	10,876,151	3,886,508
Asia	339,487	129,546	548,476	129,546
Totals	$52,408,889	$5,639,291	$52,726,807	$5,592,800

Combined contract receivables related to projects in the Middle East, Africa and Asia represented 21% and 22% of total contract receivables at October 31, 2013 and July 31, 2013, respectively, while the combined allowance for doubtful accounts and contract adjustments related to these projects represented 65% and 72%, respectively, of the total allowance for doubtful accounts and contract adjustments at those same period end dates.  These allowance percentages highlight the Company’s experience of heightened operating risks (i.e., political, regulatory and cultural risks) within these foreign regions in comparison with similar risks in the United States, Canada and South America.  These heightened operating risks have ultimately resulted in increased collection risks as well as the expending of resources that the Company may not recover for several months, or at all.

Allowance for Doubtful Accounts and Contract Adjustments

Activity within the allowance for doubtful accounts and contract adjustments is summarized in the following table.

	Three Months Ended October 31,
	2013	2012

Balance at beginning of period	$5,592,800	$10,238,391
Net increase (decrease) due to adjustments in the allowance for:
Contract adjustments (1)	22,228	1,072,591
Doubtful accounts (2)	24,263	11,018
Balance at end of period	$5,639,291	$11,322,000

(1)	Increases (decreases) to the allowance for contract adjustments on the consolidated balance sheets are also recorded as (decreases) increases to revenue on the consolidated statements of operations.
(2)	Increases (decreases) to the allowance for doubtful accounts on the consolidated balance sheets are also recorded as increases (decreases) to administrative and other indirect operating expenses on the consolidated statements of operations.

As of October 31, 2012, the Company recorded $4.7 million of contract receivables and $2.1 million of allowance for contract adjustments related to projects in China.  The net increase to the allowance for contract adjustments recorded during the three months ended October 31, 2012 included $1.0 million of reserves related to these projects.  All contract receivables associated with these projects in China were fully reserved and written off during the quarter ended July 31, 2013, resulting in corresponding decreases in contract receivables and the allowance for contract adjustments during that quarter.

As of October 31, 2012, the Company recorded $20.3 million of contract receivables related to projects in the Middle East and Africa, for which the Company recorded $7.4 million of allowance for contract adjustments.  During the quarter ended January 31, 2013, the Company received $7.1 million of cash related to a project in the Middle East, resulting in a $1.7 million reduction in the allowance for contract adjustments.

As of October 31, 2012, $3.4 million of contract receivables related to projects in the Middle East and Africa were fully reserved.  All contract receivables associated with these projects were written off during the quarter ended July 31, 2013, resulting in corresponding decreases in contract receivables and the allowance for contract adjustments during that quarter.

7.	Property, Building and Equipment, net

In November 2013, after an extensive assessment process, management decided to abandon its existing operating and financial software system and migrate to new system software.  The Company plans to acquire and develop the new software during fiscal year 2014, with a target go-live date of August 1, 2014 for the Company’s U.S. operations.  Selection and implementation of a new operating and financial software system for the Company’s foreign operations is still in the planning stage.  The total capitalized cost of the new software system, when fully developed, is expected to range from $1.5 million to $2.0 million for the Company’s U.S. operations.  The Company did not capitalize any software development costs during the three months ended October 31, 2013.

The Company will continue to utilize the current software system until the new system go-live date, at which time the current system will be abandoned.  As a result, amortization of software development costs previously capitalized for the current system will be accelerated so that unamortized costs of $2.7 million at July 31, 2013 will be completely amortized by July 31, 2014.  Total software amortization expense related to our current operating system was $0.7 million and $0.1 million for the three months ended October 31, 2013 and 2012, respectively.

8.	Lines of Credit

Unsecured lines of credit are summarized in the following table.

	Balance at
	October 31, 2013	July 31, 2013

Outstanding cash draws, recorded as lines of credit on the accompanying condensed consolidated balance sheets	$6,500,000	$6,528,691
Outstanding letters of credit to support operations	2,872,632	3,080,938
Total amounts used under lines of credit	9,372,632	9,609,629
Remaining amounts available under lines of credit	24,996,368	24,759,371
Total approved unsecured lines of credit	$34,369,000	$34,369,000

Contractual interest rates ranged from 2.5% to 5.0% at October 31, 2013 and July 31, 2013.  The Company’s lenders have reaffirmed the lines of credit within the past twelve months.

9.	Debt and Capital Lease Obligations

Debt and capital lease obligations are summarized in the following table.

	Balance at
	October 31, 2013	July 31, 2013

Various bank loans and advances at interest rates ranging from 3.25% to 14%	$1,287,182	$276,934
Capital lease obligations at varying interest rates averaging 11%	193,054	174,338
	1,480,236	451,272
Current portion of long-term debt and capital lease obligations	(956,227)	(199,658)
Long-term debt and capital lease obligations	$524,009	$251,614

The aggregate maturities of long-term debt and capital lease obligations as of October 31, 2013 are summarized in the following table.

November 2013 – October 2014	$956,227
November 2014 – October 2015	391,565
November 2015 – October 2016	101,936
November 2016 – October 2017	27,723
November 2017 – October 2018	2,785
Thereafter	---
Total	$1,480,236

10.	Income Taxes

The estimated effective tax rate was 51.2% and 39.5% for the three months ended October 31, 2013 and October 31, 2012, respectively.  The increase was mainly a result of the recognition of permanent tax differences, which had a greater impact on the effective rate for the three months ended October 31, 2013 due to lower forecasted income from domestic operations.  The impact of permanent tax differences was partially offset by higher forecasted income from foreign operations, where effective tax rates are generally lower than in the U.S., as a percentage of consolidated forecasted income.

11.	Other Accrued Liabilities

Other accrued liabilities are summarized in the following table.

	Balance at
	October 31, 2013	July 31, 2013

Allowance for project disallowances	$2,670,851	$2,663,351
Other	1,515,864	1,406,722
Total other accrued liabilities	$4,186,715	$4,070,073

The allowance for project disallowances represents potential disallowances of amounts billed and collected resulting from contract close-outs and government audits.  Allowances for project disallowances are recorded when the amounts are estimable.  Activity within the allowance for project disallowances is summarized in the following table.

	Three Months Ended October 31,
	2013	2012

Balance at beginning of period	$2,663,351	$2,724,474
Net change during the period, recorded as a transfer of reserves from (to) allowance for doubtful accounts and contract adjustments	7,500	(500)
Balance at end of period	$2,670,851	$2,723,974

12.	Stock Award Plan

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

The Company awarded 62,099 Class A shares valued at $0.9 million in October 2011 and 16,387 Class A shares valued at $0.2 million in July 2013 pursuant to the Award Plan.  These awards have a three year vesting period.  Total gross compensation expense is recognized over the vesting period.  The Company recorded $0.1 million and $0.2 million of non-cash compensation expense during the three months ended October 31, 2013 and 2012, respectively, in connection with outstanding stock compensation awards.  Unrecognized compensation expense associated with outstanding stock compensation awards was $0.2 million at October 31, 2013.

The "pool" of excess tax benefits accumulated in Capital in Excess of Par Value was $0.2 million at October 31, 2013 and July 31, 2013.

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

Cash Dividends

The Company did not declare any cash dividends during the three months ended October 31, 2013 or 2012.  The Company recorded dividends payable of $1.0 million in other accrued liabilities at July 31, 2013 and 2012, which were paid in August 2013 and 2012, respectively.

Stock Repurchase

In August 2010, the Company’s Board of Directors approved a program for repurchase of 200,000 shares of Class A common stock. As of October 31, 2013, 106,827 Class A shares were repurchased and 93,173 shares had yet to be repurchased under this program. The Company did not acquire any Class A shares under this program during the three months ended October 31, 2013.

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

Transactions to acquire ownership interest from noncontrolling shareholders during fiscal years 2014 and 2013, which were recorded at amounts that approximated fair value, are summarized in the following table.

	Fiscal Years Ended July 31,
	2014	2013
Purchases of noncontrolling interests:
Purchase of 3,705 Walsh common shares (1)	$1,559,360	$	---
Purchase of 100 Walsh common shares (2)	33,670		---
Purchase of 50 Walsh common shares (3)	---		18,316
Purchase of 25 Lowham common shares (4)	---		8,737
Purchase of 495 Walsh common shares (5)	---		243,653
Purchase of 2,800 Gustavson common shares (6)	---		293,102
Purchase of 370 Walsh common shares (7)	---		182,125
Purchase of 75 Lowham common shares (8)	---		30,002
Total purchases of additional noncontrolling interests (9)	$1,593,030		$775,935

(1)	In October 2013, EEI purchased an additional 9.4% of Walsh Environmental Scientists and Engineers, LLC (“Walsh”) for $1.6 million. The purchase price was paid as follows: (i) one third in cash payable on the transaction consummation date; (ii) one third payable with EEI Common Stock on the transaction consummation date; and (iii) one third payable with a promissory note payable in two annual installments of one half the principal plus interest accrued at 3.25% per annum.
(2)	In October 2013, EEI purchased an additional 0.2% of Walsh for less than $0.1 million in cash.
(3)	In April 2013, EEI purchased an additional 0.1% of Walsh from noncontrolling shareholders for less than $0.1 million in cash.

(4)	In March 2013, Lowham-Walsh Engineering & Environment Services LLC (“Lowham”), a subsidiary of Walsh, purchased shares from noncontrolling shareholders for less than $0.1 million in cash.
(5)	In January 2013, EEI purchased an additional 1.3% of Walsh from noncontrolling shareholders for $0.2 million. Two thirds of the purchase price was paid in cash while the remaining one third was paid for with EEI stock.
(6)	In December 2012, Gustavson Associates, LLC (“Gustavson”) purchased an additional 6.7% of its shares from noncontrolling shareholders for $0.4 million. Half of the purchase price was paid in cash and Gustavson issued a three year note for the other half.
(7)	In December 2012, EEI purchased an additional 0.9% of Walsh from noncontrolling shareholders for $0.2 million in cash.
(8)	During the three months ending October 31, 2012, Lowham purchased shares from noncontrolling shareholders for less than $0.1 million in cash.
(9)	Purchases of additional noncontrolling interests are recorded as reductions of shareholders’ equity on the condensed consolidated statements of shareholders’ equity.

14.	Earnings Per Share

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

The Company has determined that its unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities. These securities shall be included in the computation of earnings per share pursuant to the two-class method.  The resulting impact was to include unvested restricted shares in the weighted average shares outstanding calculation.

The computation of earnings per share is included in the following table.

	Three Months Ended October 31,
	2013		2012

Net (loss) income attributable to Ecology and Environment, Inc.		$380,391		$242,527
Dividend declared		---		---
Undistributed earnings		$380,391		$242,527

Weighted-average common shares outstanding (basic and diluted)		4,261,674		4,244,010

Distributed earnings per share	$	---	$	---
Undistributed earnings per share		0.09		0.06
Total earnings per share		$0.09		$0.06

15.	Segment Reporting

The Company reports segment information based on the geographic location of its customers (for revenues) and the location of its offices (for long-lived assets). Revenue and long-lived assets by business segment are summarized in the following tables.

	Three Months Ended October 31,
	2013	2012
Revenue, net by geographic location:
United States	$23,160,148	$24,810,663
Foreign countries (1)	11,589,143	12,011,105

(1)	Significant foreign revenues included revenues in Peru ($4.3 million and $3.5 million for the three months ended October 31, 2013 and 2012, respectively), Brazil ($4.0 million and $4.1 million for the three months ended October 31, 2013 and 2012, respectively) and Chile ($2.4 million and $2.5 million for the three months ended October 31, 2013 and 2012, respectively).

	Balance at
	October 31, 2013	July 31, 2013
Long-Lived Assets by geographic location:
United States	$29,567,493	$29,508,055
Foreign countries	5,467,267	5,183,885

16.	Commitments and Contingencies

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

On February 4, 2011, the Chico Mendes Institute of Biodiversity Conservation of Brazil (the “Institute”) issued a Notice of Infraction to E & E Brasil.  E&E Brasil is a majority-owned subsidiary of Ecology and Environment, Inc.  The Notice of Infraction concerns the taking and collecting species of wild animal specimens without authorization by the competent authority and imposes a fine of 520,000 Reais, which has a value of approximately $0.2 million at October 31, 2013.  No claim has been made against Ecology and Environment, Inc.  The Institute has also filed Notices of Infraction against four employees of E&E Brasil alleging the same claims and has imposed fines against those individuals that, in the aggregate, are equal to the fine imposed against E&E Brasil.  E&E Brasil has filed administrative responses with the Institute for itself and its employees that: (a) denies the jurisdiction of the Institute, (b) states that the Notice of Infraction is constitutionally vague and (c) affirmatively stated that E&E Brasil had obtained the necessary permits for the surveys and collections of specimens under applicable Brazilian regulations and that the protected conservation area is not clearly marked to show its boundaries.  At this time, E&E Brasil has attended one meeting where depositions were taken. The Company believes that these administrative proceedings in Brazil will not have an adverse material effect upon the operations of the Company.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report on Form 10-Q (the “Quarterly Report”) to “EEI” refer to Ecology and Environment, Inc., a New York corporation.  References to “the Company,” “we,” “us,” “our,” or similar terms refer to EEI together with its consolidated subsidiaries.

Executive Overview

Our income before income tax provision increased $0.2 million (18%), as compared with the same period in the previous fiscal year, to  $1.1 million for the quarter ended October 31, 2013.  Revenue less subcontract costs, which is a key performance measurement for our business, decreased $2.5 million (8%) for the first quarter of fiscal year 2014, due mainly to lower project work volumes in energy and mining sectors within our domestic and certain of our foreign markets.

In November 2013, after an extensive assessment process, management decided to abandon its existing operating and financial software system and migrate to new system software.  The Company plans to acquire and develop the new software during fiscal year 2014, with a target go-live date of August 1, 2014.  The Company will continue to utilize the current software system until the new system go-live date, at which time the current system will be abandoned.  Unamortized software development costs for the current system of $2.7 million as of July 31, 2013 will be completely amortized by July 31, 2014.  Depreciation and amortization expense increased $0.6 million (81%) during the first quarter of 2014 as a result of accelerated amortization of our existing software system.

Lower revenue less subcontract costs and higher depreciation and amortization expense were more than offset by:

•	lower professional service costs and other direct project expenses as a result of lower project work volumes and other managed reductions in technical staff levels; and
•	lower indirect expenses, due primarily to managed reductions of staff levels in various administrative, marketing and other indirect departments.

Liquidity and Capital Resources

Cash generated from operations was $1.5 million, which was more than adequate to fund investing and financing activities required to maintain our operations.  Cash and cash equivalents decreased $0.1 million during the first quarter of 2014, primarily due to $1.0 million in dividend payments paid to shareholders during the quarter, which were approved on a discretionary basis in July 2013 by the Board of Directors.  The Company reduced its outstanding lines of credit by less than $0.1 million during the current quarter, as compared with $2.2 million of net draws on lines of credit during the same period in the prior year.

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

We maintain unsecured lines of credit available for working capital and letters of credit.  Contractual interest rates ranged from 2.5% to 5% at October 31, 2013 and July 31, 2013.  Our lenders have reaffirmed the lines of credit within the past twelve months.  Our lines of credit are summarized in the following table.

	Balance at
	October 31, 2013	July 31, 2013

Outstanding cash draws, recorded as lines of credit on the accompanying condensed consolidated balance sheets	$6,500,000	$6,528,691
Outstanding letters of credit to support operations	2,872,632	3,080,938
Total amounts used under lines of credit	9,372,632	9,609,629
Remaining amounts available under lines of credit	24,996,368	24,759,371
Total approved unsecured lines of credit	$34,369,000	$34,369,000

Cash and cash equivalents activity and balances are summarized in the following table.

	Three Months Ended October 31,
	2013	2012
Cash provided by (used in):
Operating activities	$1,506,776	$1,871,287
Investing activities	(938,642)	(2,789,756)
Financing activities	(682,203)	507,957
Effect of exchange rate changes on cash and cash equivalents	34,078	64,322
Net (decrease) increase in cash and cash equivalents	$(79,991)	$(346,190)

Cash and cash equivalents, by location:
U.S. operations	$6,669,621	$5,790,306
Foreign operations	2,695,048	4,331,274
Total cash and cash equivalents	$9,364,669	$10,121,580

For the quarter ended October 31, 2013, cash provided by operations resulted primarily from the following net activity:
•	Net income (after adjustment for non-cash items) provided $1.9 million of operating cash;
•	Lower net contract receivables provided $0.7 million of operating cash; and
•	Other working capital activity resulted in a net use of $1.1 million of operating cash, due primarily to lower work levels associated with lower revenue and to general reductions of current liabilities as a result of an improved liquidity position at the Parent Company.

Net cash used in investment activities during the quarter ended October 31, 2013 resulted from the following significant activity:
•	Purchases of property, building and equipment resulted in a use of $0.3 million of cash; and
•	Acquisitions of noncontrolling interests in Walsh Environmental Scientists & Engineers, LLC (“Walsh”) by EEI resulted in a $0.6 million use of cash.

Net cash used in financing activities during the quarter ended October 31, 2013 primarily resulted from the following net activity:
•	Dividend payments to common shareholders resulted in a $1.0 million use of cash;
•	Net repayment of borrowings against our lines of credit resulted in a use of cash of less than $0.1 million;
•	Net proceeds from of debt and capital lease obligations provided $0.5 million of cash;
•	Distributions to non-controlling interests resulted in a use of cash of $0.1 million.

Balance Sheets

Contract Receivables, net

Contract receivables, net are summarized in the following table.

	Balance at
	October 31, 2013	July 31, 2013
Contract Receivables:
Billed	$25,671,439	$36,284,950
Unbilled	26,737,450	16,441,857
	52,408,889	52,726,807
Allowance for doubtful accounts and contract adjustments	(5,639,291)	(5,592,800)
Total contract receivables, net	$46,769,598	$47,134,007

Significant concentrations of contract receivables and the allowance for doubtful accounts and contract adjustments are summarized in the following table.

	Balance at October 31, 2013		Balance at July 31, 2013
Region	Contract Receivables	Allowance for Doubtful Accounts and Contract Adjustments	Contract Receivables	Allowance for Doubtful Accounts and Contract Adjustments

United States, Canada and South America	$41,352,521	$1,974,557	$41,302,180	$1,576,746
Middle East and Africa	10,716,881	3,535,188	10,876,151	3,886,508
Asia	339,487	129,546	548,476	129,546
Totals	$52,408,889	$5,639,291	$52,726,807	$5,592,800

Combined contract receivables related to projects in the Middle East, Africa and Asia represented 21% and 22% of total contract receivables at October 31, 2013 and July 31, 2013, respectively, while the combined allowance for doubtful accounts and contract adjustments related to these projects represented 65% and 72%, respectively, of the total allowance for doubtful accounts and contract adjustments at those same period end dates.  These allowance percentages highlight the Company’s experience of heightened operating risks (i.e., political, regulatory and cultural risks) within these foreign regions in comparison with similar risks in the United States, Canada and South America.  These heightened operating risks have ultimately resulted in increased collection risks as well as the expending of resources that the Company may not recover for several months, or at all.

Activity within the allowance for doubtful accounts and contract adjustments is summarized in the following table.

	Three Months Ended October 31,
	2013	2012

Balance at beginning of period	$5,592,800	$10,238,391
Net increase (decrease) due to adjustments in the allowance for:
Contract adjustments (1)	22,228	1,072,591
Doubtful accounts (2)	24,263	11,018
Balance at end of period	$5,639,291	$11,322,000

As of October 31, 2012, the Company recorded $4.7 million of contract receivables and $2.1 million of allowance for contract adjustments related to projects in China.  The net increase to the allowance for contract adjustments recorded during the three months ended October 31, 2012 included $1.0 million of reserves related to these projects.  All contract receivables associated with these projects in China were fully reserved and written off during the quarter ended July 31, 2013, resulting in corresponding decreases in contract receivables and the allowance for contract adjustments during that quarter.  Contract receivables and reserves related to our projects in China are more fully described in our Annual Report on Form 10-K for the fiscal year ended July 31, 2013.

As of October 31, 2012, the Company recorded $20.3 million of contract receivables related to projects in the Middle East and Africa, for which we recorded $7.4 million of allowance for contract adjustments.  During the quarter ended January 31, 2013, we received $7.1 million of cash related to a project in the Middle East, resulting in a $1.7 million reduction in the allowance for contract adjustments.

As of October 31, 2012, $3.5 million of contract receivables related to projects in the Middle East and Africa were fully reserved.  All contract receivables associated with these projects were written off during the quarter ended July 31, 2013, resulting in corresponding decreases in contract receivables and the allowance for contract adjustments during that quarter.

Property, Building and Equipment, net

In November 2013, after an extensive assessment process, management decided to abandon its existing operating and financial software system and migrate to new system software.  The Company plans to acquire and develop the new software during fiscal year 2014, with a target go-live date of August 1, 2014 for the Company’s U.S. operations.  Selection and implementation of a new operating and financial software system for the Company’s foreign operations is still in the planning stage.  The total capitalized cost of the new software system, when fully developed, is expected to range from $1.5 million to $2.0 million for the Company’s U.S. operations.  The Company did not capitalize any software development costs during the three months ended October 31, 2013.

The Company will continue to utilize the current software system until the new system go-live date, at which time the current system will be abandoned.  As a result, amortization of software development costs previously capitalized for the current system will be accelerated so that unamortized costs of $2.7 million at July 31, 2013 will be completely amortized by July 31, 2014.  Total software amortization expense related to our current operating system was $0.7 million and $0.1 million for the three months ended October 31, 2013 and 2012, respectively.

Results of Operations

Revenue, net

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

Our revenue recognition policy is described in our Annual Report on Form 10-K for the fiscal year ended July 31, 2013.  Revenue, net associated with these contract types are summarized in the following table.

	Three Months Ended October 31,
	2013	2012

Time and materials	$18,801,178	$19,320,081
Fixed price	13,220,560	14,179,053
Cost-type	2,757,553	3,322,634
Total revenue by contract type	$34,749,291	$36,821,768

Revenue, net and revenue, net less subcontract costs, by business entity, are summarized in the following table.

	Three Months Ended October 31,
	2013	2012

Gross revenue by entity:	$19,814,251	$22,129,878
EEI and all of its wholly owned subsidiaries
EEI’s majority-owned subsidiaries:
Walsh Environmental Scientists & Engineers, LLC (“Walsh”)	7,638,040	7,731,293
Ecology & Environment do Brasil, Ltda (“E&E Brasil”)	3,958,790	4,119,313
Gestion Ambiental Consultores S.A. (“GAC”)	2,356,630	2,535,610
ECSI, LLC (“ECSI”)	1,011,308	1,377,765
Total	34,779,019	37,893,859
Less: Net reserves for contract adjustments recorded during the period	(29,728)	(1,072,091)
Revenue, net per consolidated statements of income	$34,749,291	$36,821,768

Gross revenue less subcontract costs, by entity:
EEI and all of its wholly owned subsidiaries	$17,766,251	$18,838,253
EEI’s majority-owned subsidiaries:
Walsh	4,952,852	5,548,295
E&E Brasil	3,427,244	3,800,564
GAC	1,787,140	1,414,162
ECSI	999,281	1,277,227
Total	$28,932,768	$30,878,501

The overall decrease in consolidated revenue less subcontract costs for the quarter ended October 31, 2013, as compared with the same period in the prior fiscal year, resulted from the net impact of the following entity activity:

•	Lower Parent Company and wholly-owned subsidiary revenue resulted from lower sales volume, particularly within domestic state and federal government markets.
•	Lower Walsh revenue primarily resulted from lower sales volume from the asbestos inspection, energy and mining sectors in the U.S., which was partially offset by higher energy sector revenues in South America.
•	Lower E&E Brasil revenue was primarily due to weakening of the local currency (Reais) against the U.S. dollar. In the local currency, revenue for E&E Brasil increased 7% during the quarter ended October 31, 2013, primarily due to higher revenues in the energy transmission sector.
•	Higher GAC revenue less subcontract costs was primarily due to a significant decrease in subcontract costs, which was partially offset by a decline in the value of the Chilean Peso against the U.S. dollar.
•	Lower ECSI revenue primarily resulted from lower sales volume in the mining sector, as mining projects completed during quarter ended October 31, 2012 were not renewed or replaced.

Net reserves for contract adjustments recorded as a reduction of revenue are summarized by region in the following table.

	Three Months Ended October 31,
Region	2013	2012

United States, Canada and South America	$30,079	$(23,833)
Middle East/Africa	(351)	8,424
Asia	---	1,087,500
Totals	$29,728	$1,072,091

The net reserves for contract adjustments recorded during the quarter ended October 31, 2012 included $1.0 million of reserves related to projects in China.  Refer to the Balance Sheets section above for additional commentary regarding contract receivables and reserves related to our projects in China

Operating Expenses

The cost of professional services and other direct operating expenses represents labor and other direct costs of providing services to our clients under our project agreements.  These costs, and fluctuations in these costs, generally correlate directly with related project revenues.  The cost of professional services and other direct operating expenses, by business entity, are summarized in the following table.

	Three Months Ended October 31,
	2013	2012
Total professional services and other direct operating expenses:
EEI and all of its wholly owned subsidiaries	$7,608,660	$8,081,405
EEI’s majority-owned subsidiaries:
Walsh	1,393,499	1,603,187
E&E Brasil	1,948,679	2,154,578
GAC	1,285,796	988,965
ECSI	332,108	479,865
Total cost of professional services and other direct operating expenses	$12,568,742	$13,308,000

Consolidated cost of professional services and other direct operating expenses decreased $0.7 million (6%) during the first quarter of fiscal year 2014, as compared with the same period in the prior fiscal year.  This net decrease was primarily due to lower consolidated revenues at EEI and its U.S. subsidiaries, which resulted from lower service levels provided during the year and to managed reductions in technical staff levels.  Expense reductions in the U.S. were partially offset by a higher volume of project activity and related expenses in South American subsidiaries.

Indirect operating expenses include administrative and indirect operating expenses, as well as marketing and related costs.  Combined indirect operating expenses by business entity, excluding depreciation and amortization expenses, are summarized in the following table.

	Three Months Ended October 31,
	2013	2012
Total indirect operating expenses (excluding depreciation and amortization):
EEI and all of its wholly owned subsidiaries	$9,136,912	$9,344,648
EEI’s majority-owned subsidiaries:
Walsh	3,087,460	3,246,572
E&E Brasil	1,114,305	1,402,333
GAC	281,131	255,896
ECSI	705,050	691,220
Total indirect operating expenses	$14,327,858	$14,940,669

During fiscal year 2013, management at EEI and our U.S. subsidiaries critically reviewed technical and indirect staffing levels, other expenses necessary to support current project work levels and key administrative processes, particularly in our domestic subsidiaries and operations.  As a result of this review, the number of full time employees in various technical and indirect departments at EEI and its U.S. subsidiaries decreased by a combined 10% during fiscal year 2013.  Utilization of contracted services was also reviewed and reduced at EEI.  Management continues to critically evaluate its organizational and cost structure to identify ways to operate more efficiently and cost effectively.

Consolidated indirect operating expenses decreased $0.6 million (4%) during the first quarter of fiscal year 2014, as compared with the same period in the prior fiscal year.  During fiscal year 2013, management at EEI and its U.S. subsidiaries critically reviewed key administrative processes, reduced indirect staffing levels, and reduced utilization of contracted services in certain indirect departments.  These cost reductions in the U.S. were partially offset by higher indirect expenses to support growth in South American subsidiaries.

Depreciation and amortization expense increased $0.5 million (81%) during fiscal year 2013, primarily due to accelerated amortization of the Company’s principal operating software, which we plan to abandon at the end of fiscal year 2014 in favor of a new software system.

Income Taxes

The estimated effective tax rate was 51.2% and 39.5% for the three months ended October 31, 2013 and October 31, 2012, respectively.  The increase was mainly a result of the recognition of permanent tax differences, which had a greater impact on the effective rate for the three months ended October 31, 2013 due to lower forecasted income from domestic operations.  The impact of permanent tax differences was partially offset by higher forecasted income from foreign operations, where effective tax rates are generally lower than in the U.S., as a percentage of consolidated forecasted income.

Critical Accounting Policies and Use of Estimates

Management's discussion and analysis of financial condition and results of operations discuss the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts, income taxes, impairment of long-lived assets and contingencies.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  Refer to the Company’s Annual Report on Form 10-K for the fiscal year end July 31, 2013 for a description of our critical accounting policies.

Recent Accounting Pronouncements

Accounting Pronouncements Not Yet Adopted as of October 31, 2013

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

Changes in Corporate Entities

Noncontrolling interests are disclosed as a separate component of consolidated shareholders’ equity on the consolidated balance sheets.  Earnings and other comprehensive (loss) income are separately attributed to both the controlling and noncontrolling interests.  Earnings per share is calculated based on net (loss) income attributable to the Company’s controlling interests.  Transactions to acquire ownership interest from noncontrolling shareholders are recorded at amounts that approximate fair value.

Transactions with noncontrolling shareholders for fiscal years 2014 and 2013, and the resulting effects on shareholders’ equity resulting from changes in EEI’s ownership interest in its subsidiaries, are summarized in the following table.

	Fiscal Years Ended July 31,
	2014	2013
Purchases of noncontrolling interests:
Purchase of 3,705 Walsh common shares (1)	$1,559,360	$	---
Purchase of 100 Walsh common shares (2)	33,670		---
Purchase of 50 Walsh common shares (3)	---		18,316
Purchase of 25 Lowham common shares (4)	---		8,737
Purchase of 495 Walsh common shares (5)	---		243,653
Purchase of 2,800 Gustavson common shares (6)	---		293,102
Purchase of 370 Walsh common shares (7)	---		182,125
Purchase of 75 Lowham common shares (8)	---		30,002
Total purchases of additional noncontrolling interests (9)	$1,593,030		$775,935

(1)	In October 2013, EEI purchased an additional 9.4% of Walsh for $1.6 million. The purchase price was paid as follows: (i) one third in cash payable on the transaction consummation date; (ii) one third payable with EEI Common Stock on the transaction consummation date; and (iii) one third payable with a promissory note payable in two annual installments of one half the principal plus interest accrued at 3.25% per annum.
(2)	In October 2013, EEI purchased an additional 0.2% of Walsh for less than $0.1 million in cash.
(3)	In April 2013, EEI purchased an additional 0.1% of Walsh from noncontrolling shareholders for less than $0.1 million in cash.
(4)	In March 2013, Lowham-Walsh Engineering & Environment Services LLC (“Lowham”), a subsidiary of Walsh, purchased shares from noncontrolling shareholders for less than $0.1 million in cash.
(5)	In January 2013, EEI purchased an additional 1.3% of Walsh from noncontrolling shareholders for $0.2 million. Two thirds of the purchase price was paid in cash while the remaining one third was paid for with EEI stock.
(6)	In December 2012, Gustavson Associates, LLC (“Gustavson”) purchased an additional 6.7% of its shares from noncontrolling shareholders for $0.4 million. Half of the purchase price was paid in cash and Gustavson issued a three year note for the other half.
(7)	In December 2012, EEI purchased an additional 0.9% of Walsh from noncontrolling shareholders for $0.2 million in cash.
(8)	During the three months ending October 31, 2012, Lowham purchased shares from noncontrolling shareholders for less than $0.1 million in cash.
(9)	Purchases of additional noncontrolling interests are recorded as reductions of shareholders’ equity on the condensed consolidated statements of shareholders’ equity.

Inflation

During the fiscal quarters ended October 31, 2013 and 2012, inflation did not have a material impact on our business because a significant amount of our contracts are either cost based or contain commercial rates for services that are adjusted annually.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of October 31, 2013 or July 31, 2013.

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

Internal Controls

No significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended October 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 4, 2011, the Chico Mendes Institute of Biodiversity Conservation of Brazil (the “Institute”) issued a Notice of Infraction to E & E Brasil.  E&E Brasil is a majority-owned subsidiary of Ecology and Environment, Inc.  The Notice of Infraction concerns the taking and collecting species of wild animal specimens without authorization by the competent authority and imposes a fine of 520,000 Reais, which has a value of approximately $0.2 million at October 31, 2013.  No claim has been made against Ecology and Environment, Inc.  The Institute has also filed Notices of Infraction against four employees of E&E Brasil alleging the same claims and has imposed fines against those individuals that, in the aggregate, are equal to the fine imposed against E&E Brasil.  E&E Brasil has filed administrative responses with the Institute for itself and its employees that: (a) denies the jurisdiction of the Institute, (b) states that the Notice of Infraction is constitutionally vague and (c) affirmatively stated that E&E Brasil had obtained the necessary permits for the surveys and collections of specimens under applicable Brazilian regulations and that the protected conservation area is not clearly marked to show its boundaries.  At this time, E&E Brasil has attended one meeting where depositions were taken. The Company believes that these administrative proceedings in Brazil will not have an adverse material effect upon the operations of the Company.

Item 2.	Changes in Securities and Use of Proceeds

(e)  Purchased Equity Securities.  In August 2010, the Company’s Board of Directors approved a 200,000 share repurchase program.  The following table summarizes the Company’s purchases of its common stock during the three months ended October 31, 2013 under this share repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Share Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

August 2013	---	$	---	---	93,173
September 2013	---	$	---	---	93,173
October 2013	---	$	---	---	93,173

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a)	31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Registrant filed a Current Report on Form 8-K on August 22, 2013 to announce the appointment of certain officers of the Registrant and amendment of the Registrant’s By-Laws.

(c)	Registrant filed a Current Report on Form 8-K on September 13, 2013 to announce the departure of a Director from the Registrant’s Board of Directors.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ecology and Environment, Inc.

Date: December 16, 2013	By:	/s/ H. John Mye III
H. John Mye III
Vice President, Treasurer and Chief Financial Officer – Principal Financial and Accounting Officer