Form 10-Q
period 2014-01-31
ECOLOGY & ENVIRONMENT INC
filed 2014-03-17
CIK 809933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2014

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

At February 28, 2014, 2,645,927 shares of Registrant's Class A Common Stock (par value $.01) and 1,643,773 shares of Class B Common Stock (par value $.01) were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Ecology and Environment, Inc.
Condensed Consolidated Balance Sheets
Unaudited

	(Unaudited)	(Audited)
Assets	January 31, 2014	July 31, 2013

Current assets:
Cash and cash equivalents	$8,132,624	$9,444,660
Investment securities available for sale	1,402,486	1,463,864
Contract receivables, net of allowance for doubtful accounts and contract adjustments of $5,336,972 and $5,592,800, respectively	41,232,938	47,134,007
Deferred income taxes	4,383,739	4,308,538
Income tax receivable	3,193,874	4,355,260
Other current assets	2,620,298	1,784,826

Total current assets	60,965,959	68,491,155

Property, building and equipment, net of accumulated depreciation of $26,470,095 and $24,569,139, respectively	8,838,104	10,122,801
Deferred income taxes	1,090,061	1,089,060
Other assets	1,915,654	1,978,668

Total assets	$72,809,778	$81,681,684

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$8,436,227	$9,864,138
Lines of credit	2,011,374	6,528,691
Accrued payroll costs	6,868,620	7,102,910
Current portion of long-term debt and capital lease obligations	432,586	199,658
Billings in excess of revenue	6,170,984	6,437,730
Other accrued liabilities	4,381,700	4,070,073

Total current liabilities	28,301,491	34,203,200

Income taxes payable	124,793	124,793
Deferred income taxes	462,787	462,787
Long-term debt and capital lease obligations	427,572	251,614
Commitments and contingencies (Note 16)	-	-

Shareholders' equity:
Preferred stock, par value $.01 per share (2,000,000 shares authorized; no shares issued)	-	-
Class A common stock, par value $.01 per share (6,000,000 shares authorized; 2,685,151 shares issued)	26,851	26,851
Class B common stock, par value $.01 per share; (10,000,000 shares authorized; 1,708,574 shares issued)	17,087	17,087
Capital in excess of par value	17,106,362	20,016,873
Retained earnings	23,928,045	25,365,853
Accumulated other comprehensive income (loss)	(352,950)	(84,527)
Treasury stock, at cost (Class A common: 39,224 and 79,110 shares; Class B common: 64,801 shares)	(1,223,899)	(1,798,233)

Total Ecology and Environment, Inc. shareholders' equity	39,501,496	43,543,904
Noncontrolling interests	3,991,639	3,095,386

Total shareholders' equity	43,493,135	46,639,290

Total liabilities and shareholders' equity	$72,809,778	$81,681,684

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ecology and Environment, Inc.
Condensed Consolidated Statements of Operations
Unaudited

	Three Months Ended January 31,		Six Months Ended January 31,
	2014	2013	2014	2013

Revenue, net	$29,077,272	$36,151,483	$63,826,563	$72,973,251

Cost of professional services and other direct operating expenses	10,551,698	12,339,950	23,120,440	25,647,950
Subcontract costs	5,594,999	5,411,710	11,441,250	12,427,068
Administrative and indirect operating expenses	10,169,122	11,274,618	21,038,365	22,341,132
Marketing and related costs	3,043,838	3,169,380	6,502,453	7,043,535
Depreciation and amortization	1,048,538	600,479	2,102,492	1,183,767

(Loss) income from operations	(1,330,923)	3,355,346	(378,437)	4,329,799
Interest expense	(44,937)	(101,356)	(94,711)	(185,106)
Interest income	42,764	52,692	86,239	111,112
Other income	29,629	19,668	149,660	13,426
Net foreign exchange gain (loss)	12,916	(69,619)	2,490	(114,789)

(Loss) income before income tax (benefit) provision	(1,290,551)	3,256,731	(234,759)	4,154,442
Income tax (benefit) provision	(646,844)	1,325,589	(106,166)	1,680,204

Net (loss) income	$(643,707)	$1,931,142	$(128,593)	$2,474,238

Net income attributable to noncontrolling interests	(140,941)	(20,056)	(275,664)	(320,625)

Net (loss) income attributable to Ecology and Environment, Inc.	$(784,648)	$1,911,086	$(404,257)	$2,153,613

Net (loss) income per common share: basic and diluted	$(0.18)	$0.45	$(0.09)	$0.51

Weighted average common shares outstanding: basic and diluted	4,290,193	4,246,371	4,278,694	4,245,191

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ecology and Environment, Inc.
Condensed Consolidated Statements of Comprehensive Income
Unaudited

	Three Months Ended January 31,		Six Months Ended January 31,
	2014	2013	2014	2013

Comprehensive income:
Net (loss) income including noncontrolling interests	$(643,707)	$1,931,142	$(128,593)	$2,474,238
Foreign currency translation adjustments	(601,891)	195,755	(365,977)	312,747
Unrealized investment (loss) gain, net	(1,732)	(2,700)	(1,966)	37,916

Comprehensive (loss) income	(1,247,330)	2,124,197	(496,536)	2,824,901
Comprehensive income attributable to noncontrolling interests	(56,951)	(44,828)	(176,144)	(340,225)

Comprehensive (loss) income attributable to Ecology and Environment, Inc.	$(1,304,281)	$2,079,369	$(672,680)	$2,484,676

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ecology and Environment, Inc.
Condensed Consolidated Statements of Cash Flows
Unaudited

	Six Months Ended January 31,
	2014	2013

Cash flows from operating activities:
Net (loss) income	$(128,593)	$2,474,238
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,102,492	1,183,767
(Provision) benefit for deferred income taxes	(148,589)	(890,374)
Share based compensation expense	178,100	255,985
Tax impact of share-based compensation	(31,695)	-
Gain on sale of assets and investment securities	-	(9,100)
Provisions for contract adjustments and doubtful accounts	(245,828)	(21,987)
Decrease (increase) in:
- contract receivables	5,653,165	10,292,264
- other current assets	(869,757)	(1,089,053)
- income tax receivable	1,161,386	2,502,431
- other non-current assets	58,320	12,596
(Decrease) increase in:
- accounts payable	(1,468,585)	(2,107,668)
- accrued payroll costs	(113,580)	343,709
- income taxes payable	(2,873)	321,911
- billings in excess of revenue	(109,183)	(1,694,637)
- other accrued liabilities	346,888	(302,702)

Net cash provided by operating activities	6,381,668	11,271,380

Cash flows from investing activities:
Acquistion of noncontrolling interest of subsidiaries	(689,361)	(577,272)
Purchase of property, building and equipment	(880,263)	(1,336,581)
Sale (purchase) of investment securities	55,989	(1,536,550)

Net cash used in investing activities	(1,513,635)	(3,450,403)

Cash flows from financing activities:
Dividends paid	(1,019,955)	(2,037,323)
Proceeds from debt	545,877	-
Repayment of debt and capital lease obligations	(654,544)	(230,050)
Net repayments of lines of credit	(4,517,317)	(5,543,495)
Distributions to noncontrolling interests	(380,048)	(808,429)
Purchase of treasury stock	(173,278)	-

Net cash used in financing activities	(6,199,265)	(8,619,297)

Effect of exchange rate changes on cash and cash equivalents	19,196	194,040

Net decrease in cash and cash equivalents	(1,312,036)	(604,280)
Cash and cash equivalents at beginning of period	9,444,660	10,467,770

Cash and cash equivalents at end of period	$8,132,624	$9,863,490

Supplemental disclosure of cash flow information:
Cash paid during the period for:
- Interest	$91,769	$179,573
- Income taxes	(1,249,299)	284,285
Supplemental disclosure of non-cash items:
Dividends declared and not paid	1,033,551	-
Acquistion of noncontrolling interest of subsidiaries - loan / stock	1,041,824	212,401
Change in accounts payable due to equipment purchases	109,701	670,678

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ecology and Environment, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
Unaudited

	Class A Common Stock Shares	Class A Common Stock Amount	Class B Common Stock Shares	Class B Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares	Treasury Stock Amount	Noncontrolling Interest

Balance at July 31, 2012 (Audited)	2,685,151	$26,851	1,708,574	$17,087	$19,751,992	$29,534,783	$711,842	149,531	$(1,897,032)	$4,612,018

Net (loss) income	-	-	-	-	-	(2,130,434)	-	-	-	908,386
Foreign currency translation adjustment	-	-	-	-	-	-	(790,464)	-	-	(116,171)
Cash dividends declared ($.48 per share)	-	-	-	-	-	(2,038,496)	-	-	-	-
Unrealized investment loss, net	-	-	-	-	-	-	(28,675)	-	-	-
Share-based compensation expense	-	-	-	-	507,796	-	-	-	-	-
Tax impact of share based compensation	-	-	-	-	(74,429)	-	-	-	-	-
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	(1,532,912)
Purchase of additional noncontrolling interests	-	-	-	-	(168,486)	-	22,770	(7,804)	98,799	(775,935)
Stock award plan forfeitures	-	-	-	-	-	-	-	2,184	-	-

Balance at July 31, 2013 (Audited)	2,685,151	$26,851	1,708,574	$17,087	$20,016,873	$25,365,853	$(84,527)	143,911	$(1,798,233)	$3,095,386

Net (loss) income	-	-	-	-	-	(404,257)	-	-	-	275,664
Foreign currency translation adjustment	-	-	-	-	-	-	(330,750)	-	-	(99,520)
Cash dividends declared ($.24 per share)	-	-	-	-	-	(1,033,551)	-	-	-	-
Unrealized investment loss, net	-	-	-	-	-	-	(1,966)	-	-	-
Repurchase of Class A common stock	-	-	-	-	-	-	-	16,091	(173,278)	-
Issuance of stock under stock award plan	-	-	-	-	(194,454)	-	-	(16,387)	194,454	-
Share-based compensation expense	-	-	-	-	178,100	-	-	-	-	-
Tax impact of share based compensation	-	-	-	-	(31,695)	-	-	-	-	-
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	(380,048)
Reclassification adjustment for prior period acquisitions of noncontrolling interests	-	-	-	-	(2,256,809)	-	-	-	-	2,256,809
Purchase of additional noncontrolling interests	-	-	-	-	(605,653)	-	64,293	(44,060)	553,158	(1,156,652)
Stock award plan forfeitures	-	-	-	-	-	-	-	4,470	-	-

Balance at January 31, 2014 (Unaudited)	2,685,151	$26,851	1,708,574	$17,087	$17,106,362	$23,928,045	$(352,950)	104,025	$(1,223,899)	$3,991,639

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ecology and Environment, Inc.
Notes to Condensed Consolidated Financial Statements

1.	Organization and Basis of Presentation

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

The condensed consolidated financial statements included herein have been prepared by Ecology and Environment, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of such information.  All such adjustments are of a normal recurring nature.  The Company follows the same accounting policies in preparation of interim reports.  Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations.  Therefore, these financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2013 filed with the Securities and Exchange Commission.  The condensed consolidated results of operations for the three and six months ended January 31, 2013 are not necessarily indicative of the results for any subsequent period or the entire fiscal year ending July 31, 2014.

Certain prior year amounts were reclassified to conform to the condensed consolidated financial statement presentation for the three months ended January 31, 2014.

2.	Recent Accounting Pronouncements

Accounting Pronouncements Not Yet Adopted as of January 31, 2014

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

3.    Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  The Company invests cash in excess of operating requirements in income-producing short-term investments.  At January 31, 2014 and July 31, 2013, money market funds of $0.4 million and $1.5 million, respectively, were included in cash and cash equivalents in the accompanying condensed consolidated balance sheets.

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

The availability of observable market data is monitored to assess the appropriate classification of financial instruments within the fair value hierarchy.  Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another.  In such instances, the transfer is reported at the beginning of the reporting period.  The Company evaluated the significance of transfers between levels based upon the nature of the financial instrument.  There were no transfers in or out of levels 1, 2 or 3, respectively during the three or six months ended January 31, 2014 or the fiscal year ended July 31, 2013.

The fair value of the Company’s assets and liabilities that are measured at fair value on a recurring basis is summarized by level within the fair value hierarchy in the following table.

	Balance at January 31, 2014
	Level 1	Level 2		Level 3		Total
Assets:
Investment securities available for sale	$1,402,486	$	---	$	---	$1,402,486

	Balance at July 31, 2013
	Level 1	Level 2		Level 3		Total
Assets:
Investment securities available for sale	$1,463,864	$	---	$	---	$1,463,864

Investment securities available for sale include mutual funds that are valued at the net asset value (“NAV”) of shares held by the Company at period end.  Mutual funds held by the Company are open-end mutual funds that are registered with the Securities and Exchange Commission.  These funds are required to publish their daily NAV and to transact at that price.  The mutual funds held by the Company are deemed to be actively traded.

Reclassification adjustments out of accumulated other comprehensive income from realized gains or losses from investment securities available for sale are included in the condensed consolidated statements of operations within other income (expense).

The carrying amount of cash and cash equivalents approximated fair value at January 31, 2014 and July 31, 2013.  These assets were classified as level 1 instruments at both dates.  Long-term debt consists of bank loans and capitalized equipment leases.  Lines of credit consist of borrowings for working capital requirements.  Based on the Company's assessment of the current financial market and corresponding risks associated with the debt and line of credit borrowings, management believes that the carrying amount of these liabilities approximated fair value at January 31, 2014 and July 31, 2013.  These liabilities were classified as level 2 instruments at both dates.  There were no financial instruments classified as level 3 at January 31, 2014 or July 31, 2013.

Investment securities available for sale are stated at fair value.  Unrealized gains or losses related to investment securities available for sale are recorded in accumulated other comprehensive income, net of applicable income taxes in the accompanying condensed consolidated balance sheets and condensed consolidated statements of changes in shareholders' equity.  The cost basis of securities sold is based on the specific identification method.  The Company had gross unrealized losses of less than $0.1 million recorded in accumulated other comprehensive income at January 31, 2014 and July 31, 2013.

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

Substantially all of the Company's cost-type work is with federal governmental agencies and, as such, is subject to audits after contract completion.  Under these cost-type contracts, provisions for adjustments to accrued revenue are recognized on a quarterly basis and based on past audit settlement history.  Government audits have been completed and final rates have been negotiated through fiscal year 2005.  The Company records an allowance for project disallowances in other accrued liabilities for potential disallowances resulting from government audits (refer to Note 10 of these condensed consolidated financial statements).

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

All bid and proposal and other pre-contract costs are expensed as incurred.  Out of pocket expenses such as travel, meals, field supplies, and other costs billed direct to contracts are included in both revenues and cost of professional services.  Revenue, the cost of professional services, other direct operating expenses and subcontract costs of the Company’s South American subsidiaries exclude tax assessments by governmental authorities, which are collected by the Company from its customers and then remitted to governmental authorities.

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

Contract Receivables, Net

Contract receivables, net are summarized in the following table.

	Balance at
	January 31, 2014	July 31, 2013
Contract Receivables:
Billed	$27,644,990	$36,284,950
Unbilled	18,924,920	16,441,857
	46,569,910	52,726,807
Allowance for doubtful accounts and contract adjustments	(5,336,972)	(5,592,800)
Total contract receivables, net	$41,232,938	$47,134,007

Billed contract receivables did not include any contractual retainage balances at January 31, 2014 or July 31, 2013.  Management anticipates that the unbilled receivables outstanding at January 31, 2014 will be substantially billed and collected within one year.

Contract Receivable Concentrations

Significant concentrations of contract receivables and the allowance for doubtful accounts and contract adjustments are summarized in the following table.

	Balance at January 31, 2014		Balance at July 31, 2013
Region	Contract Receivables	Allowance for Doubtful Accounts and Contract Adjustments	Contract Receivables	Allowance for Doubtful Accounts and Contract Adjustments

United States, Canada and South America	$38,407,797	$1,672,238	$41,302,180	$1,576,746
Middle East and Africa	7,831,384	3,535,188	10,876,151	3,886,508
Asia	330,729	129,546	548,476	129,546
Totals	$46,569,910	$5,336,972	$52,726,807	$5,592,800

Combined contract receivables related to projects in the Middle East, Africa and Asia represented 18% and 22% of total contract receivables at January 31, 2014 and July 31, 2013, respectively, while the combined allowance for doubtful accounts and contract adjustments related to these projects represented 69% and 72%, respectively, of the total allowance for doubtful accounts and contract adjustments at those same period end dates.  These allowance percentages highlight the Company’s experience of heightened operating risks (i.e., political, regulatory and cultural risks) within these foreign regions in comparison with similar risks in the United States, Canada and South America.  These heightened operating risks have resulted in increased collection risks and the Company expending resources that it may not recover for several months, or at all.

Allowance for Doubtful Accounts and Contract Adjustments

Activity within the allowance for doubtful accounts and contract adjustments is summarized in the following table.

	Three Months Ended January 31,		Six Months Ended January 31,
	2014	2013	2014	2013

Balance at beginning of period	$5,639,291	$11,322,000	$5,592,800	$10,238,391
Net increase (decrease) due to adjustments in the allowance for:
Contract adjustments (1)	(288,131)	(836,024)	(258,403)	236,067
Doubtful accounts (2)	(11,688)	(269,072)	12,575	(258,054)
Transfer of reserves to allowance for project disallowances (3)	(2,500)	(500)	(10,000)	---
Balance at end of period	$5,336,972	$10,216,404	$5,336,972	$10,216,404

(1)	Increases (decreases) to the allowance for contract adjustments on the condensed consolidated balance sheets are recorded as (decreases) increases to revenue on the condensed consolidated statements of operations.
(2)	Increases (decreases) to the allowance for doubtful accounts on the condensed consolidated balance sheets are recorded as increases (decreases) to administrative and other indirect operating expenses on the condensed consolidated statements of operations.
(3)	Refer to Note 10 of these condensed consolidated financial statements for a summary of the allowance for project disallowances.

As of January 31, 2013, the Company recorded $7.0 million of contract receivables and $2.1 million of allowance for contract adjustments related to projects in China.  All contract receivables associated with these projects in China were fully reserved and written off during the quarter ended July 31, 2013.

As of October 31, 2012, the Company recorded $20.3 million of contract receivables and $7.4 million of allowance for contract adjustments related to projects in the Middle East and Africa.  During the quarter ended January 31, 2013, the Company received $7.1 million of cash and reduced its allowance for contract adjustments by $1.7 million related to contract receivables from a client in the Middle East.  During the quarter ended January 31, 2014, the Company received $2.4 million of cash and reduced its allowance for contract adjustments by $0.6 million related to contract receivables from a client in the Middle East.

As of January 31, 2013, $3.4 million of aged contract receivables related to projects in the Middle East and Africa were fully reserved.  All contract receivables associated with these projects were written off during the quarter ended July 31, 2013, resulting in corresponding decreases in contract receivables and the allowance for contract adjustments during that quarter.

6.	Property, Building and Equipment, net

Capitalized software costs are recorded in fixed assets, net of accumulated amortization, on the condensed consolidated balance sheets.  The Company capitalizes acquisition and development costs for internal use software, including costs related to software design, configuration, coding, installation, testing and parallel processing.  Capitalized software development costs generally include:

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

In November 2013, after an extensive assessment process, management decided to abandon its existing operating and financial software system and migrate to new system software.  The Company plans to acquire and develop the new software during fiscal year 2014, with a target go-live date of August 1, 2014 for the Company’s U.S. operations.  The total capitalized cost of the new software system, when fully developed, is expected to range from $1.5 million to $2.0 million for the Company’s U.S. operations.  The process to evaluate and select new operating and financial software systems for the Company’s foreign operations was initiated in January 2014.  The Company recorded software development costs of $0.5 million in property, plant and equipment during the three months ended January 31, 2014.

The Company will continue to utilize the current software system until the new system go-live date, at which time the current system will be abandoned.  As a result, amortization of software development costs previously capitalized for the current system is accelerated so that unamortized costs of $2.7 million at July 31, 2013 will be completely amortized by July 31, 2014.  Total software amortization expense related to our current operating system was $1.3 million and $0.2 million for the six months ended January 31, 2014 and 2013, respectively.

7.	Lines of Credit

Unsecured lines of credit are summarized in the following table.

	Balance at
	January 31, 2014	July 31, 2013

Outstanding cash draws, recorded as lines of credit on the accompanying condensed consolidated balance sheets	$2,011,374	$6,528,691
Outstanding letters of credit to support operations	3,075,171	3,080,938
Total amounts used under lines of credit	5,086,545	9,609,629
Remaining amounts available under lines of credit	29,282,455	24,759,371
Total approved unsecured lines of credit	$34,369,000	$34,369,000

Contractual interest rates ranged from 2.5% to 5.0% at January 31, 2014 and July 31, 2013.  The Company’s lenders have reaffirmed the lines of credit within the past twelve months.

8.	Debt and Capital Lease Obligations

Debt and capital lease obligations are summarized in the following table.

	Balance at
	January 31, 2014	July 31, 2013

Various bank loans and advances at interest rates ranging from 3.25% to 14%	$697,332	$276,934
Capital lease obligations at varying interest rates averaging 11%	162,826	174,338
	860,158	451,272
Current portion of long-term debt and capital lease obligations	(432,586)	(199,658)
Long-term debt and capital lease obligations	$427,572	$251,614

The aggregate maturities of long-term debt and capital lease obligations as of January 31, 2014 are summarized in the following table.

February 2014 – January 2015	$432,586
February 2015 – January 2016	379,302
February 2016 – January 2017	25,842
February 2017 – January 2018	22,428
February 2018 – January 2019	---
Thereafter	---
Total	$860,158

9.	Income Taxes

The estimated effective tax rate was 45.2% and 40.4% for the six months ended January 31, 2014 and 2013, respectively.  The increase was mainly a result of the recognition of permanent tax differences, which had a greater impact on the effective rate for the six months ended January 31, 2014 due to lower forecasted income from domestic operations.  The impact of permanent tax differences was partially offset by higher forecasted income from foreign operations, where effective tax rates are generally lower than in the U.S., as a percentage of consolidated forecasted taxable income.

10.	Other Accrued Liabilities

Other accrued liabilities are summarized in the following table.

	Balance at
	January 31, 2014	July 31, 2013

Allowance for project disallowances	$2,673,351	$2,663,351
Other	1,708,349	1,406,722
Total other accrued liabilities	$4,381,700	$4,070,073

The allowance for project disallowances represents potential disallowances of amounts billed and collected resulting from contract close-outs and government audits.  Allowances for project disallowances are recorded when the amounts are estimable.  Activity within the allowance for project disallowances is summarized in the following table.

	Three Months Ended January 31,		Six Months Ended January 31,
	2014	2013	2014	2013

Balance at beginning of period	$2,670,851	$2,723,974	$2,663,351	$2,724,474
Net change during the period, recorded as a transfer of reserves from allowance for doubtful accounts and contract adjustments	2,500	500	10,000	---
Balance at end of period	$2,673,351	$2,724,474	$2,673,351	$2,724,474

11.	Stock Award Plan

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

The Company awarded 62,099 Class A shares valued at $0.9 million in October 2011 and 16,387 Class A shares valued at $0.2 million in July 2013 pursuant to the Award Plan.  These awards have a three year vesting period.  Total gross compensation expense is recognized over the vesting period.  The Company recorded $0.2 million and $0.3 million of non-cash compensation expense during the six months ended January 31, 2014 and 2013, respectively, in connection with outstanding stock compensation awards.  Unrecognized compensation expense associated with outstanding stock compensation awards was $0.3 million at January 31, 2014.

The "pool" of excess tax benefits accumulated in Capital in Excess of Par Value was $0.2 million at January 31, 2014 and July 31, 2013.

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

Restrictive Shareholder Agreement

Messrs. Gerhard J. Neumaier (deceased), Frank B. Silvestro, Ronald L. Frank, and Gerald A. Strobel entered into a Stockholders’ Agreement dated May 12, 1970, as amended January 24, 2011, which governs the sale of certain shares of Ecology and Environment, Inc. common stock (now classified as Class B Common Stock) owned by them, certain children of those individuals and any such shares subsequently transferred to their spouses and/or children outright or in trust for their benefit upon the demise of a signatory to the Agreement (“Permitted Transferees”).  The Agreement provides that prior to accepting a bona fide offer to purchase some or all of their shares of Class B Common Stock governed by the Agreement, that the selling party must first allow the other signatories to the Agreement (not including any Permitted Transferee) the opportunity to acquire on a pro rata basis, with right of over-allotment, all of such shares covered by the offer on the same terms and conditions proposed by the offer.

Cash Dividends

The Company declared and accrued $1.0 million of cash dividends during the six months ended January 31, 2014 and 2013, which were paid in February 2014 and December 2012, respectively.  The Company paid dividends of $1.0 million in August 2013 and 2012 that were declared and accrued in prior periods.

Stock Repurchase

In August 2010, the Company’s Board of Directors approved a program for repurchase of 200,000 shares of Class A common stock.  The Company acquired 16,091 shares of Class A stock under this program during the six months ended January 31, 2014 for a total acquisition cost of approximately $0.2 million.  As of January 31, 2014, 122,918 Class A shares were repurchased and 77,082 shares had yet to be repurchased under this program.

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

Transactions to acquire ownership interest from noncontrolling shareholders during the six months ended January 31, 2014 and during fiscal year 2013, which were recorded at amounts that approximated fair value, are summarized in the following table.

	Six Months Ended January 31, 2014	Fiscal Year Ended July 31, 2013
Purchases of noncontrolling interests:
Purchase of 344 Walsh common shares (1)	$5,653	$	---
Purchase of 3,705 Walsh common shares (2)	1,120,749		---
Purchase of 100 Walsh common shares (3)	30,250		---
Purchase of 50 Walsh common shares (4)	---		18,316
Purchase of 25 Lowham common shares (5)	---		8,737
Purchase of 495 Walsh common shares (6)	---		243,653
Purchase of 2,800 Gustavson common shares (7)	---		293,102
Purchase of 370 Walsh common shares (8)	---		182,125
Purchase of 75 Lowham common shares (9)	---		30,002
Total purchases of additional noncontrolling interests (10)	$1,156,652		$775,935
(1)	In January 2014, EEI purchased an additional 0.9% of Walsh Environmental Scientists and Engineers, LLC (“Walsh”) from noncontrolling shareholders for $0.1 million in cash. Walsh became a wholly-owned subsidiary of EEI as a result of these transactions.
(2)	In October 2013, EEI purchased an additional 9.4% of Walsh for $1.6 million. The purchase price was paid as follows: (i) one third in cash payable on the transaction consummation date; (ii) one third payable with EEI Common Stock on the transaction consummation date; and (iii) one third payable with a promissory note payable in two annual installments of one half the principal plus interest accrued at 3.25% per annum.
(3)	In October 2013, EEI purchased an additional 0.2% of Walsh for less than $0.1 million in cash.
(4)	In April 2013, EEI purchased an additional 0.1% of Walsh from noncontrolling shareholders for less than $0.1 million in cash.
(5)	In March 2013, Lowham-Walsh Engineering & Environment Services LLC (“Lowham”), a subsidiary of Walsh, purchased shares from noncontrolling shareholders for less than $0.1 million in cash.
(6)	In January 2013, EEI purchased an additional 1.3% of Walsh from noncontrolling shareholders for $0.2 million. Two thirds of the purchase price was paid in cash while the remaining one third was paid for with EEI stock.
(7)	In December 2012, Gustavson Associates, LLC (“Gustavson”) purchased an additional 6.7% of its shares from noncontrolling shareholders for $0.4 million. Half of the purchase price was paid in cash and Gustavson issued a three year note for the other half.
(8)	In December 2012, EEI purchased an additional 0.9% of Walsh from noncontrolling shareholders for $0.2 million in cash.
(9)	During the three months ending October 31, 2012, Lowham purchased shares from noncontrolling shareholders for less than $0.1 million in cash.
(10)	Purchases of additional noncontrolling interests are recorded as reductions of shareholders’ equity on the condensed consolidated statements of shareholders’ equity.

13.	Earnings Per Share

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

The computation of earnings per share is included in the following table.

	Three Months Ended January 31,		Six Months Ended January 31,
	2014	2013	2014	2013
Net (loss) income attributable to Ecology and Environment, Inc.	$(784,648)	$1,911,086	$(404,257)	$2,153,613
Dividends declared	(1,033,551)	(1,018,540)	(1,033,551)	(1,018,540)
Balance at end of period	$(1,818,199)	$892,546	$(1,437,808)	$1,135,073

Weighted-average common shares outstanding (basic and diluted)	4,290,193	4,246,371	4,278,694	4,245,191

Distributed earnings per share	$0.24	$0.24	$0.24	$0.24
Undistributed earnings per share	(0.42)	0.21	(0.33)	0.27
Total earnings per share	$(0.18)	$0.45	$(0.09)	$0.51

14.	Segment Reporting

The Company reports segment information based on the geographic location of its customers (for revenues) and the location of its offices (for long-lived assets). Revenue and long-lived assets by business segment are summarized in the following tables.

	Three Months Ended January 31,		Six Months Ended January 31,
	2014	2013	2014	2013

Revenue, net by geographic location:
United States	$18,512,418	$21,888,483	$41,607,364	$45,978,251
Foreign countries (1)	10,564,854	14,263,000	22,219,199	26,995,000

(1)	Significant foreign revenues included revenues in Peru ($4.1 million and $2.2 million for the three months ended January 31, 2014 and 2013, respectively, and $8.5 million and $5.8 million for the six months ended January 31, 2014 and 2013, respectively), Brazil ($2.6 million and $3.7 million for the three months ended January 31, 2014 and 2013, respectively, and $6.6 million and $7.8 million for the six months ended January 31, 2014 and 2013, respectively) and Chile ($2.4 million and $3.2 million for the three months ended January 31, 2014 and 2013, respectively, and $4.8 million and $5.8 million for the six months ended January 31, 2014 and 2013, respectively).

	Balance at
	January 31, 2014	July 31, 2013
Long-Lived Assets by geographic location:
United States	$30,165,443	$29,508,055
Foreign countries	5,142,756	5,183,885

15.	Commitments and Contingencies

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

On September 21, 2012, the Colorado Department of Public Health and Environment (the "Department") issued a proposed Compliance Order on Consent (the " Proposed Consent Order") to the City and County of Denver ("Denver") and to Walsh Environmental Scientists and Engineers, LLC (“Walsh”).  On the date that the Proposed Consent Order was issued, Walsh was a majority-owned subsidiary of Ecology and Environment, Inc.  The Proposed Consent Order concerns construction improvement activities of certain property owned by Denver which was the subject of asbestos remediation.  Denver had entered into a contract with Walsh for Walsh to provide certain environmental consulting services (asbestos monitoring services) in connection with the asbestos containment and/or removal performed by other contractors at Denver's real property.  Without admitting liability or the Department’s version of the underlying facts, Walsh on February 13, 2013 entered into a Compliance Order on Consent with the Department and paid a penalty of less than $0.1 million and paid for a Supplemental Environmental Project to benefit the public at large in an amount less than $0.1 million.  Denver was served with a final Compliance Order and Assessment of Administrative Penalty against Denver alone for approximately $0.2 million.  Under Walsh's environmental consulting contract with Denver, Walsh has agreed to indemnify Denver for certain liabilities where Walsh could potentially be held responsible for a portion of the penalty imposed upon Denver.  Walsh has put its professional liability and general liability carriers on notice of this indemnification claim by Denver.  The Company believes that this administrative proceeding involving Walsh will not have an adverse material effect on the operations of the Company.

On February 4, 2011, the Chico Mendes Institute of Biodiversity Conservation of Brazil (the “Institute”) issued a Notice of Infraction to E & E Brasil.  E&E Brasil is a majority-owned subsidiary of Ecology and Environment, Inc.  The Notice of Infraction concerns the taking and collecting species of wild animal specimens without authorization by the competent authority and imposes a fine of 520,000 Reais, which has a value of approximately $0.2 million at January 31, 2014.  No claim has been made against Ecology and Environment, Inc.  The Institute has also filed Notices of Infraction against four employees of E&E Brasil alleging the same claims and has imposed fines against those individuals that, in the aggregate, are equal to the fine imposed against E&E Brasil.  E&E Brasil has filed administrative responses with the Institute for itself and its employees that: (a) denies the jurisdiction of the Institute, (b) states that the Notice of Infraction is constitutionally vague and (c) affirmatively stated that E&E Brasil had obtained the necessary permits for the surveys and collections of specimens under applicable Brazilian regulations and that the protected conservation area is not clearly marked to show its boundaries.  At this time, E&E Brasil has attended one meeting where depositions were taken. The Company believes that these administrative proceedings in Brazil will not have an adverse material effect on the operations of the Company.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report on Form 10-Q (the “Quarterly Report”) to “EEI” refer to Ecology and Environment, Inc., a New York corporation.  References to “the Company,” “we,” “us,” “our,” or similar terms refer to EEI together with its consolidated subsidiaries.

Executive Overview

For the second quarter of fiscal year 2014, our loss before income tax benefit was $1.3 million, which represented a $4.6 million decrease from income of $3.3 million for the same period in the previous fiscal year.  For the first six months of fiscal 2014, our net loss before income tax benefit was $0.2 million, which was $4.3 million less than net income before income tax provision of $4.1 million for the same period in the prior fiscal year.

Revenue less subcontract costs, which is a key performance measurement for our business, decreased $6.7 million (22%) for the second quarter of fiscal year 2014 and $8.7 million (14%) for the first half of fiscal year 2014 due mainly to two factors:

•	Lower revenue from projects in the Middle East and China for which the Company has not had any project activity during fiscal year 2014; and
•	lower project work volumes during fiscal year 2014 in government, energy, mining and asbestos inspection sectors within our domestic and certain of our foreign markets.

In November 2013, after an extensive assessment process, management decided to abandon its existing operating and financial software system and migrate to new system software.  The Company plans to acquire and develop the new software during fiscal year 2014, with a target go-live date of August 1, 2014.  The Company will continue to utilize the current software system until the new system go-live date, at which time the current system will be abandoned.  Unamortized software development costs for the current system of $2.7 million as of July 31, 2013 will be completely amortized by July 31, 2014.  Depreciation and amortization expense increased $0.9 million (78%) during the first six months of 2014 as a result of accelerated amortization of our existing software system.

Lower revenue less subcontract costs and higher depreciation and amortization expense during the three and six months ended January 31, 2014 more than offset:

•	lower professional service costs and other direct project expenses due to lower project work volumes and other managed reductions in technical staff levels; and
•	lower indirect expenses due to managed reductions of staff levels in various administrative, marketing and other indirect departments.

Recent Developments

In May 2008, the United States Environmental Protection Agency (the “EPA”) awarded us a START contract to provide technical support to EPA Region 9 which covers the four state area of California, Nevada, Arizona, Hawaii, and U.S. territories in the Pacific.  This was a combination time and materials/cost plus contract with a two year base period and two 18 month option periods which were exercised through 2013.  This contract was extended for an additional 6 month period beyond the original contract term, which expired on November 15, 2013.  In September 2013, as a result of a competitive bid and proposal process, we were notified by the EPA that we were not selected for renewal of the START contract for EPA Region 9.  In October 2013, we filed a protest with the U.S. Government Accountability Office (the “GAO”) requesting reconsideration of the award process and conclusion.  Although we cannot predict the outcome of the protest process, the EPA has extended our previous START 9 contract through November 2014 to allow adequate time for the GAO to complete its review.  We recognized $2.6 million of revenue under this contract during the six months ended January 31, 2014.

During the six months ended January 31, 2014 and 2013, we collected $2.4 million and $7.1 million, respectively, of cash related to aged accounts receivable from a client in the Middle East for project work that we performed in years prior to fiscal year 2013.  As of January 31, 2014 $5.2 million of contract receivables remained outstanding from this client, against which we recorded an allowance for contract adjustments of $2.7 million.  In February, 2014, we received an additional $0.4 million of cash from this client.

Liquidity and Capital Resources

Cash and cash equivalents decreased $1.4 million during the first half of 2014, primarily due to non-operating expenditures of $1.0 million for dividend payments to shareholders and $0.2 million for purchases of treasury stock, both of which were approved on a discretionary basis by the Board of Directors.  Net cash generated from operations of $6.3 million during the first six months of fiscal year 2014 was adequate to fund investing and financing activities required to maintain our current operations and to reduce our outstanding lines of credit by $4.5 million during the period.

We believe that cash flows from U.S. operations, available cash and cash equivalent balances in our domestic subsidiaries and remaining amounts available under lines of credit will be sufficient to cover working capital requirements of our U.S. operations during the next twelve months and the foreseeable future.  Our foreign subsidiaries generate adequate cash flow to fund their operations.  We intend to reinvest net cash generated from undistributed foreign earnings into opportunities outside the U.S.  If the foreign cash and cash equivalents were needed to fund domestic operations, we would be required to accrue and pay taxes on any amounts repatriated.

Cash and cash equivalents activity and balances are summarized in the following table.

	Six Months Ended January 31,
	2014	2012
Cash provided by (used in):
Operating activities	$6,381,668	$11,271,380
Investing activities	(1,513,635)	(3,450,403)
Financing activities	(6,199,265)	(8,619,297)
Effect of exchange rate changes on cash and cash equivalents	19,196	194,040
Net (decrease) increase in cash and cash equivalents	$(1,312,036)	$(604,280)

Cash and cash equivalents, by location:
U.S. operations	$5,769,539	$5,450,048
Foreign operations	2,363,085	4,413,442
Total cash and cash equivalents	$8,132,624	$9,863,490

For the six months ended January 31, 2014, cash provided by operations resulted from the following net activity:

•	Net income (after adjustment for non-cash items) provided $1.7 million of operating cash;
•	Net collections of contract receivables provided $5.7 million of operating cash; and
•	Other working capital activity resulted in a net use of $1.0 million of operating cash, due primarily to lower project work volume and to general reductions of current liabilities as a result of an improved liquidity position at the Parent Company.

Net cash used in investment activities during the six months ended January 31, 2014 resulted mainly from the following activity:

•	Purchases of property, building and equipment resulted in a $0.9 million use of cash; and
•	Acquisitions of noncontrolling interests in Walsh Environmental Scientists & Engineers, LLC (“Walsh”) by EEI resulted in a $0.6 million use of cash.

Net cash used in financing activities during the quarter ended January 31, 2014 resulted from the following net activity:

•	Dividend payments to common shareholders resulted in a $1.0 million use of cash;
•	Net repayment of borrowings against our lines of credit resulted in a $4.5 million use of cash;
•	Proceeds from debt resulted in a $0.5 million source of cash;
•	Repayment of debt and capital lease obligations resulted in a $0.6 million use of cash;
•	Distributions to non-controlling interests resulted in a $0.4 million use of cash; and
•	Purchases of treasury stock resulted in a $0.2 million use of cash.

We maintain unsecured lines of credit available for working capital and letters of credit.  Contractual interest rates ranged from 2.5% to 5% at January 31, 2014 and July 31, 2013.  Our lenders have reaffirmed the lines of credit within the past twelve months.  Our lines of credit are summarized in the following table.

	Balance at
	January 31, 2014	July 31, 2013

Outstanding cash draws, recorded as lines of credit on the accompanying condensed consolidated balance sheets	$2,011,374	$6,528,691
Outstanding letters of credit to support operations	3,075,171	3,080,938
Total amounts used under lines of credit	5,086,545	9,609,629
Remaining amounts available under lines of credit	29,282,455	24,759,371
Total approved unsecured lines of credit	$34,369,000	$34,369,000

Balance Sheets

Contract Receivables, net

Contract receivables, net are summarized in the following table.

	Balance at
	January 31, 2014	July 31, 2013
Contract Receivables:
Billed	$27,644,990	$36,284,950
Unbilled	18,924,920	16,441,857
	46,569,910	52,726,807
Allowance for doubtful accounts and contract adjustments	(5,336,972)	(5,592,800)
Total contract receivables, net	$41,232,938	$47,134,007

Significant concentrations of contract receivables and the allowance for doubtful accounts and contract adjustments are summarized in the following table.

	Balance at January 31, 2014		Balance at July 31, 2013
Region	Contract Receivables	Allowance for Doubtful Accounts and Contract Adjustments	Contract Receivables	Allowance for Doubtful Accounts and Contract Adjustments

United States, Canada and South America	$38,407,797	$1,672,238	$41,302,180	$1,576,746
Middle East and Africa	7,831,384	3,535,188	10,876,151	3,886,508
Asia	330,729	129,546	548,476	129,546
Totals	$46,569,910	$5,336,972	$52,726,807	$5,592,800

Combined contract receivables related to projects in the Middle East, Africa and Asia represented 18% and 22% of total contract receivables at January 31, 2014 and July 31, 2013, respectively, while the combined allowance for doubtful accounts and contract adjustments related to these projects represented 69% and 72%, respectively, of the total allowance for doubtful accounts and contract adjustments at those same period end dates.  These allowance percentages highlight the Company’s experience of heightened operating risks (i.e., political, regulatory and cultural risks) within these foreign regions in comparison with similar risks in the United States, Canada and South America.  These heightened operating risks have resulted in increased collection risks and the Company expending of resources that it may not recover for several months, or at all.

Activity within the allowance for doubtful accounts and contract adjustments is summarized in the following table.

	Three Months Ended January 31,		Six Months Ended January 31,
	2014	2013	2014	2013

Balance at beginning of period	$5,639,291	$11,322,000	$5,592,800	$10,238,391
Net increase (decrease) due to adjustments in the allowance for:
Contract adjustments (1)	(288,131)	(836,024)	(258,403)	236,067
Doubtful accounts (2)	(11,688)	(269,072)	12,575	(258,054)
Transfer of reserves to allowance for project disallowances	(2,500)	(500)	(10,000)	---
Balance at end of period	$5,336,972	$10,216,404	$5,336,972	$10,216,404

(1)	Increases (decreases) to the allowance for contract adjustments on the condensed consolidated balance sheets are recorded as (decreases) increases to revenue on the condensed consolidated statements of operations.
(2)	Increases (decreases) to the allowance for doubtful accounts on the condensed consolidated balance sheets are recorded as increases (decreases) to administrative and other indirect operating expenses on the condensed consolidated statements of operations.

As of January 31, 2013, the Company recorded $7.0 million of contract receivables and $2.6 million of allowance for contract adjustments related to projects in China.  The Company suspended all project activity related to these projects during fiscal year 2013.  All contract receivables associated with these projects in China were fully reserved and written off during the quarter ended July 31, 2013.

As of October 31, 2012, the Company recorded $20.3 million of contract receivables and $7.4 million of allowance for contract adjustments related to projects in the Middle East and Africa.  During the quarter ended January 31, 2013, we received $7.1 million of cash and reduced our allowance for contract adjustments by $1.7 million related to contract receivables from a client in the Middle East.  During the six months ended January 31, 2014, we received $2.4 million of cash and reduced our allowance for contract adjustments by $0.6 million related to contract receivables from a client in the Middle East, which was partially offset by $0.3 million of contract adjustments related to other contracts in the Middle East and Africa.

As of January 31, 2013, $3.5 million of aged contract receivables related to projects in the Middle East and Africa were fully reserved.  All contract receivables associated with these projects were written off during the quarter ended July 31, 2013, resulting in corresponding decreases in contract receivables and the allowance for contract adjustments during that quarter.

Property, Building and Equipment, net

In November 2013, after an extensive assessment process, management decided to abandon its existing operating and financial software system and migrate to new system software.  The Company plans to acquire and develop the new software during fiscal year 2014, with a target go-live date of August 1, 2014 for the Company’s U.S. operations.  The total capitalized cost of the new software system, when fully developed, is expected to range from $1.5 million to $2.0 million for the Company’s U.S. operations.  The process to evaluate and select new operating and financial software systems for the Company’s foreign operations was initiated in January 2014.  The Company recorded software development costs of $0.5 million in property, plant and equipment during the six months ended January 31, 2014.

The Company will continue to utilize the current software system until the new system go-live date, at which time the current system will be abandoned.  As a result, amortization of software development costs previously capitalized for the current system is accelerated so that unamortized costs of $2.7 million at July 31, 2013 will be completely amortized by July 31, 2014.  Total software amortization expense related to our current operating system was $1.3 million and $0.2 million for the six months ended January 31, 2014 and 2013, respectively.

Results of Operations

Revenue, net

Our revenues are derived primarily from the professional and technical services performed by its employees or, in certain cases, by subcontractors engaged to perform on under contracts entered into with our clients. The revenues recognized, therefore, are derived from our ability to charge clients for those services under the contracts.  Revenue, the cost of professional services, other direct operating expenses and subcontract costs of our South American subsidiaries exclude tax assessments by governmental authorities, which are collected by us from its customers and then remitted to governmental authorities.

Substantially all of our revenue is derived from environmental consulting work.  The consulting revenue is principally derived from the sale of labor hours.  The consulting work is performed under a mix of fixed price, cost-type, and time and material contracts.  Contracts are required from all customers.  Revenue is recognized as follows:

Contract Type	Work Type	Revenue Recognition Policy

Time and materials	Consulting	As incurred at contract rates.
Fixed price	Consulting	Percentage of completion, approximating the ratio of either total costs or Level of Effort (LOE) hours incurred to date to total estimated costs or LOE hours.
Cost-plus	Consulting	Costs as incurred. Fixed fee portion is recognized using percentage of completion determined by the percentage of LOE hours incurred to total LOE hours in the respective contracts.

Revenue, net associated with these contract types are summarized in the following table.

	Three Months Ended January 31,		Six Months Ended January 31,
	2014	2013	2014	2013

Time and materials	$15,049,972	$15,841,401	$33,851,150	$35,161,482
Fixed price	11,928,615	17,459,737	25,149,175	31,638,790
Cost-plus	2,098,685	2,850,345	4,826,238	6,172,979
Total revenue by contract type	$29,077,272	$36,151,483	$63,826,563	$72,973,251

Revenue, net by business entity is summarized in the following table.

	Three Months Ended January 31,		Six Months Ended January 31,
	2014	2013	2014	2013

Revenue, net by entity:
EEI and all of its wholly owned subsidiaries	$14,746,620	$20,318,560	$34,583,099	$42,367,105
EEI’s majority-owned subsidiaries:
Walsh	7,971,338	6,778,023	15,609,378	14,509,316
Ecology & Environment do Brasil, Ltda (“E&E Brasil”)	2,645,991	3,721,836	6,604,781	7,841,149
Gestion Ambiental Consultores S.A. (“GAC”)	2,399,150	3,239,061	4,755,780	5,774,671
ECSI, LLC (“ECSI”)	1,026,042	1,257,979	2,015,122	2,717,077
	28,789,141	35,315,459	63,568,160	73,209,318
Less: Net contract adjustments recorded during the period	288,131	836,024	258,403	(236,067)
Revenue, net per consolidated statements of income	$29,077,272	$36,151,483	$63,826,563	$72,973,251

During the second quarter of fiscal year 2013, we received $7.1 million in cash related to aged receivables from a client in the Middle East, which resulted in recognition of approximately $1.6 million of gross revenue that previously had been recorded as billings in excess of revenue on the condensed consolidated balance sheets.  All work related to these projects was completed prior to fiscal year 2013, and we did not record any gross revenue related to these projects during the first six months of fiscal year 2014.

In addition, we recorded $1.8 million and $3.8 million of gross revenue related to projects in Asia during the second quarter and the first six months of fiscal year 2013, respectively.  All project activity related to these contracts was suspended during the fourth quarter of fiscal year 2013, and no revenue related to these projects was recorded during the first half of fiscal year 2014.

Gross revenue less subcontract costs by business entity is summarized in the following table.

Gross revenue less subcontract costs, by entity:
EEI and all of its wholly owned subsidiaries	$12,586,999	$18,022,131	$30,375,478	$36,779,051
EEI’s majority-owned subsidiaries:
Walsh	5,163,502	5,040,069	10,116,354	10,588,364
E&E Brasil	2,422,932	3,504,014	5,850,176	7,304,578
GAC	2,037,854	2,123,876	3,824,994	3,538,038
ECSI	982,855	1,213,659	1,959,908	2,572,219
Total	$23,194,142	$29,903,749	$52,126,910	$60,782,250

Excluding the reductions in gross revenue from the clients in the Middle East and Asia noted above, the remaining decrease in consolidated gross revenue less subcontract costs for the three months and six months ended January 31, 2014 primarily resulted from the net impact of the following activity:

•	Lower Parent Company and wholly-owned subsidiary revenue resulted primarily from lower sales volume, particularly within domestic state and federal government markets.
•	Lower Walsh revenue primarily resulted from lower sales volume from asbestos inspection, energy and mining sectors in the U.S., which was partially offset by higher energy sector revenues from South American operations.
•	Lower E&E Brasil revenue was primarily due to lower sales volumes in the energy transmission sector and weakening of the local currency (Reais) against the U.S. dollar.
•	Lower utilization of subcontracted labor at GAC, particularly during the current quarter, which was partially offset by a decline in the value of the Chilean Peso against the U.S. dollar throughout the six month period.
•	Lower ECSI revenue primarily resulted from lower sales volume in the mining sector, as mining projects completed during fiscal year 2013 were not renewed or replaced.

Net contract adjustments recorded as an addition (reduction) of revenue are summarized by region in the following table.

	Three Months Ended January 31,		Six Months Ended January 31,
	2014	2013	2014	2013

Net contract recoveries (adjustments) recorded as additions to (reductions from) revenue:
United States, Canada and South America	$288,131	$(412,393)	$(92,917)	$(388,560)
Middle East/Africa	---	1,280,917	351,320	1,272,493
Asia	---	(32,500)	---	(1,120,000)
Totals	$288,131	$836,024	$258,403	(236,067)
Net contract recoveries from projects in the Middle East and Africa included $0.4 million and $1.3 million of recovery of reserves recorded during the three months ended October 31, 2013 and January 31, 2013, respectively, resulting from collection of cash related to aged and partially reserved contract receivables.

Net contract adjustments from projects in Asia for the six months ended January 31, 2013 included $1.1 million of contract adjustments related to projects in China.   All project activity related to these contracts was suspended during fiscal year 2013, and all contract receivables associated with these projects were fully reserved and written off during the quarter ended July 31, 2013.

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

	Three Months Ended January 31,		Six Months Ended January 31,
	2014	2013	2014	2013

Total professional services and other direct operating expenses:
EEI and all of its wholly owned subsidiaries	$5,872,807	$6,931,320	$13,481,467	$15,012,725
EEI’s majority-owned subsidiaries:
Walsh	1,436,740	1,504,619	2,830,239	3,107,806
E&E Brasil	1,412,206	1,826,056	3,360,885	3,980,634
GAC	1,473,698	1,647,996	2,759,494	2,636,961
ECSI	356,247	429,959	688,355	909,824
Total cost of professional services and other direct operating expenses	$10,551,698	$12,339,950	$23,120,440	$25,647,950

The cost of professional services and other direct operating expenses decreased $1.8 million (14%) and $2.5 million (10%) during the first three months and six months of fiscal year 2014, respectively, as compared with the same periods in the prior fiscal year.  These net decreases were primarily due to lower consolidated revenues, which resulted from lower service levels provided during the current year, and to managed reductions in technical staff levels in U.S. operations.  Expense reductions in the U.S. were partially offset by a higher volume of project activity and related expenses in certain South American subsidiaries.

Indirect operating expenses include administrative and indirect operating expenses, as well as marketing and related costs.  Combined indirect operating expenses by business entity, excluding depreciation and amortization expenses, are summarized in the following table.

	Three Months Ended January 31,		Six Months Ended January 31,
	2014	2013	2014	2013

Total indirect operating expenses (excluding depreciation and amortization):
EEI and all of its wholly owned subsidiaries	$7,919,151	$8,425,488	$17,056,063	$17,770,136
EEI’s majority-owned subsidiaries:
Walsh	3,052,615	3,408,757	6,140,075	6,655,329
E&E Brasil	1,284,561	1,584,733	2,398,866	2,987,066
GAC	360,433	234,502	641,564	490,398
ECSI	596,200	790,518	1,304,250	1,481,738
Total cost of professional services and other direct operating expenses	$13,212,960	$14,443,998	$27,540,818	$29,384,667

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

Consolidated indirect operating expenses decreased $1.2 million (9%) and $1.8 million (6%) during the first three months and six months of fiscal year 2014, respectively, as compared with the same period in the prior fiscal year.  During the second half of fiscal year 2013 and the first quarter of fiscal year 2014, management at EEI and its U.S. subsidiaries critically reviewed key administrative processes, reduced indirect staffing levels, and reduced utilization of contracted services in certain indirect departments.  These cost reductions in the U.S. were partially offset by higher indirect expenses to support growth in South American subsidiaries.

Depreciation and amortization expense increased $0.4 million (75%) and $0.9 million (78%) the first three months and six months of fiscal year 2014, respectively, due to accelerated amortization of the Company’s principal operating software, which we plan to abandon at the end of fiscal year 2014 in favor of a new software system.

Income Taxes

The estimated effective tax rate was 45.2% and 40.4% for the six months ended January 31, 2014 and 2013, respectively.  The increase was mainly a result of the recognition of permanent tax differences, which had a greater impact on the effective rate for the six months ended January 31, 2014 due to lower forecasted income from domestic operations.  The impact of permanent tax differences was partially offset by higher forecasted income from foreign operations, where effective tax rates are generally lower than in the U.S., as a percentage of consolidated forecasted taxable income.

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

Recent Accounting Pronouncements

Accounting Pronouncements Not Yet Adopted as of January 31, 2014

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

	Six Months Ended January 31, 2014	Fiscal Year Ended July 31, 2013
Purchases of noncontrolling interests:
Purchase of 344 Walsh common shares (1)	$5,653	$	---
Purchase of 3,705 Walsh common shares (2)	1,120,749		---
Purchase of 100 Walsh common shares (3)	30,250		---
Purchase of 50 Walsh common shares (4)	---		18,316
Purchase of 25 Lowham common shares (5)	---		8,737
Purchase of 495 Walsh common shares (6)	---		243,653
Purchase of 2,800 Gustavson common shares (7)	---		293,102
Purchase of 370 Walsh common shares (8)	---		182,125
Purchase of 75 Lowham common shares (9)	---		30,002
Total purchases of additional noncontrolling interests (10)	$1,156,652		$775,935

(1)	In January 2014, EEI purchased an additional 0.9% of Walsh from noncontrolling shareholders for $0.1 million in cash. Walsh became a wholly-owned subsidiary of EEI as a result of these transactions.
(2)	In October 2013, EEI purchased an additional 9.4% of Walsh for $1.6 million. The purchase price was paid as follows: (i) one third in cash payable on the transaction consummation date; (ii) one third payable with EEI Common Stock on the transaction consummation date; and (iii) one third payable with a promissory note payable in two annual installments of one half the principal plus interest accrued at 3.25% per annum.
(3)	In October 2013, EEI purchased an additional 0.2% of Walsh for less than $0.1 million in cash.
(4)	In April 2013, EEI purchased an additional 0.1% of Walsh from noncontrolling shareholders for less than $0.1 million in cash.
(5)	In March 2013, Lowham-Walsh Engineering & Environment Services LLC (“Lowham”), a subsidiary of Walsh, purchased shares from noncontrolling shareholders for less than $0.1 million in cash.
(6)	In January 2013, EEI purchased an additional 1.3% of Walsh from noncontrolling shareholders for $0.2 million. Two thirds of the purchase price was paid in cash while the remaining one third was paid for with EEI stock.
(7)	In December 2012, Gustavson Associates, LLC (“Gustavson”) purchased an additional 6.7% of its shares from noncontrolling shareholders for $0.4 million. Half of the purchase price was paid in cash and Gustavson issued a three year note for the other half.
(8)	In December 2012, EEI purchased an additional 0.9% of Walsh from noncontrolling shareholders for $0.2 million in cash.
(9)	During the three months ending October 31, 2012, Lowham purchased shares from noncontrolling shareholders for less than $0.1 million in cash.
(10)	Purchases of additional noncontrolling interests are recorded as reductions of shareholders’ equity on the condensed consolidated statements of shareholders’ equity.

Inflation

During the six months ended January 31, 2014 and 2013, inflation did not have a material impact on our business because a significant amount of our contracts are either cost based or contain commercial rates for services that are adjusted annually.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of January 31, 2014 or July 31, 2013.

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

Internal Controls

No significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the six months ended January 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 21, 2012, the Colorado Department of Public Health and Environment (the "Department") issued a proposed Compliance Order on Consent (the " Proposed Consent Order") to the City and County of Denver ("Denver") and to Walsh Environmental Scientists and Engineers, LLC (“Walsh”).  On the date that the Proposed Consent Order was issued, Walsh was a majority-owned subsidiary of Ecology and Environment, Inc.  The Proposed Consent Order concerns construction improvement activities of certain property owned by Denver which was the subject of asbestos remediation.  Denver had entered into a contract with Walsh for Walsh to provide certain environmental consulting services (asbestos monitoring services) in connection with the asbestos containment and/or removal performed by other contractors at Denver's real property.  Without admitting liability or the Department’s version of the underlying facts, Walsh on February 13, 2013 entered into a Compliance Order on Consent with the Department and paid a penalty of less than $0.1 million and paid for a Supplemental Environmental Project to benefit the public at large in an amount less than $0.1 million.  Denver was served with a final Compliance Order and Assessment of Administrative Penalty against Denver alone for approximately $0.2 million.  Under Walsh's environmental consulting contract with Denver, Walsh has agreed to indemnify Denver for certain liabilities where Walsh could potentially be held responsible for a portion of the penalty imposed upon Denver.  Walsh has put its professional liability and general liability carriers on notice of this indemnification claim by Denver.  The Company believes that this administrative proceeding involving Walsh will not have an adverse material effect on the operations of the Company.

On February 4, 2011, the Chico Mendes Institute of Biodiversity Conservation of Brazil (the “Institute”) issued a Notice of Infraction to E & E Brasil.  E&E Brasil is a majority-owned subsidiary of Ecology and Environment, Inc.  The Notice of Infraction concerns the taking and collecting species of wild animal specimens without authorization by the competent authority and imposes a fine of 520,000 Reais, which has a value of approximately $0.2 million at January 31, 2014.  No claim has been made against Ecology and Environment, Inc.  The Institute has also filed Notices of Infraction against four employees of E&E Brasil alleging the same claims and has imposed fines against those individuals that, in the aggregate, are equal to the fine imposed against E&E Brasil.  E&E Brasil has filed administrative responses with the Institute for itself and its employees that: (a) denies the jurisdiction of the Institute, (b) states that the Notice of Infraction is constitutionally vague and (c) affirmatively stated that E&E Brasil had obtained the necessary permits for the surveys and collections of specimens under applicable Brazilian regulations and that the protected conservation area is not clearly marked to show its boundaries.  At this time, E&E Brasil has attended one meeting where depositions were taken. The Company believes that these administrative proceedings in Brazil will not have an adverse material effect on the operations of the Company.

Item 2.	Changes in Securities and Use of Proceeds

(e)  Purchased Equity Securities.  In August 2010, the Company’s Board of Directors approved a 200,000 share repurchase program.  The following table summarizes the Company’s purchases of its common stock during the six months ended January 31, 2014 under this share repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Share Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

August 2013	---	---	---	93,173
September 2013	---	---	---	93,173
October 2013	---	---	---	93,173
November 2013	16,091	$10.77	---	77,082
December 2013	---	---	---	77,082
January 2014	---	---	---	77,082

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

Due to an extended absence, the Company’s Chief Financial Officer, H. John Mye III, was unable to sign this Form 10-Q or provide the quarterly certifications included in Exhibits 31.2 and 32.2.  Ronald L. Frank was designated as Acting Chief Financial Officer for the purpose of providing such signatures for this Form 10-Q.  Mr. Frank previously served as Chief Financial Officer until 2008, and currently serves as an Executive Vice President, Secretary and a Director of Company.

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

(d)
Registrant filed a Current Report on Form 8-K on January 21, 2014 to report: (i) appointment and departure of certain officers, and compensation arrangements of certain officers; and (ii) submission of matters to a vote of shareholders at the Company’s Annual Meeting of Stockholders held on January 16, 2014, at which stockholders elected two (2) Class A nominees and five (5) Class B nominees for election as Directors of the Company.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ecology and Environment, Inc.

Date: March 17, 2014	By:	/s/ Ronald L. Frank
Ronald L. Frank
Executive Vice President and Acting Chief Financial Officer – Principal Financial and Accounting Officer