Form 10-Q
period 2014-04-30
ECOLOGY & ENVIRONMENT INC
filed 2014-06-23
CIK 809933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At May 31, 2014, 2,645,539 shares of Registrant's Class A Common Stock (par value $.01) and 1,643,773 shares of Class B Common Stock (par value $.01) were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Ecology and Environment, Inc.
Condensed Consolidated Balance Sheets
Unaudited

	(Unaudited)	(Audited)
Assets	April 30, 2014	July 31, 2013

Current assets:
Cash and cash equivalents	$6,970,725	$9,444,660
Investment securities available for sale	1,400,027	1,463,864
Contract receivables, net of allowance for doubtful accounts and contract adjustments of $5,340,200 and $5,592,800, respectively	43,675,999	47,134,007
Deferred income taxes	4,453,154	4,308,538
Income tax receivable	2,839,603	4,355,260
Other current assets	1,980,668	1,784,826

Total current assets	61,320,176	68,491,155

Property, building and equipment, net of accumulated depreciation of $27,597,985 and $24,569,139, respectively	8,170,588	10,122,801
Deferred income taxes	1,090,568	1,089,060
Other assets	1,942,458	1,978,668

Total assets	$72,523,790	$81,681,684

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$7,164,325	$9,864,138
Lines of credit	1,002,366	6,528,691
Accrued payroll costs	8,078,395	7,102,910
Income taxes payable	535,533	-
Current portion of long-term debt and capital lease obligations	420,729	199,658
Billings in excess of revenue	6,307,184	6,437,730
Other accrued liabilities	4,122,457	4,070,073

Total current liabilities	27,630,989	34,203,200

Income taxes payable	124,793	124,793
Deferred income taxes	658,210	462,787
Long-term debt and capital lease obligations	411,796	251,614
Commitments and contingencies (Note 16)	-	-

Shareholders' equity:
Preferred stock, par value $.01 per share (2,000,000 shares authorized; no shares issued)	-	-
Class A common stock, par value $.01 per share (6,000,000 shares authorized; 2,685,151 shares issued)	26,851	26,851
Class B common stock, par value $.01 per share; (10,000,000 shares authorized; 1,708,574 shares issued)	17,087	17,087
Capital in excess of par value	17,042,290	20,016,873
Retained earnings	23,605,181	25,365,853
Accumulated other comprehensive income (loss)	(151,844)	(84,527)
Treasury stock, at cost (Class A common: 39,612 and 79,110 shares; Class B common: 64,801 shares)	(1,223,899)	(1,798,233)

Total Ecology and Environment, Inc. shareholders' equity	39,315,666	43,543,904
Noncontrolling interests	4,382,336	3,095,386

Total shareholders' equity	43,698,002	46,639,290

Total liabilities and shareholders' equity	$72,523,790	$81,681,684

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ecology and Environment, Inc.
Condensed Consolidated Statements of Operations
Unaudited

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013

Revenue, net	$31,503,899	$32,218,923	$95,330,462	$105,192,174

Cost of professional services and other direct operating expenses	10,496,666	11,376,594	33,617,106	37,024,544
Subcontract costs	6,219,573	6,160,917	17,660,823	18,587,985
Administrative and indirect operating expenses	10,206,247	10,766,068	31,244,612	33,107,200
Marketing and related costs	3,446,837	3,337,573	9,949,290	10,381,108
Depreciation and amortization	1,036,010	622,208	3,138,502	1,805,975

Income (loss) from operations	98,566	(44,437)	(279,871)	4,285,362
Interest expense	(31,912)	(64,475)	(126,623)	(249,581)
Interest income	38,938	77,573	125,177	188,685
Other (expense) income	(30,585)	(34,289)	119,075	(20,863)
Gain on sale of assets and investment securities	-	63,422	-	63,422
Net foreign exchange loss	(23,971)	(23,737)	(21,481)	(138,526)

Income (loss) before income tax provision (benefit)	51,036	(25,943)	(183,723)	4,128,499
Income tax provision (benefit)	57,624	80,732	(48,542)	1,760,936

Net (loss) income	$(6,588)	$(106,675)	$(135,181)	$2,367,563

Net income attributable to noncontrolling interests	(316,276)	(333,919)	(591,940)	(654,544)

Net (loss) income attributable to Ecology and Environment, Inc.	$(322,864)	$(440,594)	$(727,121)	$1,713,019

Net (loss) income per common share: basic and diluted	$(0.08)	$(0.10)	$(0.17)	$0.40

Weighted average common shares outstanding: basic and diluted	4,289,900	4,251,200	4,282,348	4,247,150

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ecology and Environment, Inc.
Condensed Consolidated Statements of Comprehensive Income
Unaudited

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013

Comprehensive income:
Net (loss) income including noncontrolling interests	$(6,588)	$(106,675)	$(135,181)	$2,367,563
Foreign currency translation adjustments	172,777	(201,500)	(257,493)	111,247
Unrealized investment gain (loss), net	4,006	(37,552)	2,040	364

Comprehensive income (loss)	170,195	(345,727)	(390,634)	2,479,174
Comprehensive income attributable to noncontrolling interests	(291,953)	(301,671)	(468,097)	(641,896)

Comprehensive (loss) income attributable to Ecology and Environment, Inc.	$(121,758)	$(647,398)	$(858,731)	$1,837,278

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ecology and Environment, Inc.
Condensed Consolidated Statements of Cash Flows
Unaudited

	Nine Months Ended April 30,
	2014	2013
Cash flows from operating activities:
Net (loss) income	$(135,181)	$2,367,563
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,138,502	1,805,975
(Provision) benefit for deferred income taxes	85,407	(292,181)
Share based compensation expense	264,246	379,803
Tax impact of share-based compensation	(31,695)	-
Gain on sale of investment securities	-	(63,422)
Provisions for contract adjustments and doubtful accounts	(530,100)	449,946
Decrease (increase) in:
- contract receivables	3,485,793	10,963,958
- other current assets	(200,050)	(764,168)
- income tax receivable	1,515,657	631,197
- other non-current assets	28,807	(11,193)
(Decrease) increase in:
- accounts payable	(1,676,038)	(1,732,253)
- accrued payroll costs	1,043,103	1,009,998
- income taxes payable	515,305	-
- billings in excess of revenue	(156,680)	(1,456,271)
- other accrued liabilities	335,845	(52,805)
Net cash provided by operating activities	7,682,921	13,236,147

Cash flows from investing activities:
Acquistion of noncontrolling interest of subsidiaries	(689,361)	(595,556)
Purchase of property, building and equipment	(1,176,753)	(1,565,642)
(Purchase) sale of investment securities	49,338	(62,045)
Net cash used in investing activities	(1,816,776)	(2,223,243)

Cash flows from financing activities:
Dividends paid	(2,053,506)	(2,037,323)
Proceeds from debt	555,656	3,170
Repayment of debt and capital lease obligations	(694,312)	(732,825)
Net repayments of lines of credit	(5,526,325)	(5,543,495)
Distributions to noncontrolling interests	(431,522)	(1,338,842)
Purchase of treasury stock	(173,278)	-
Net cash used in financing activities	(8,323,287)	(9,649,315)

Effect of exchange rate changes on cash and cash equivalents	(16,793)	127,405

Net decrease in cash and cash equivalents	(2,473,935)	1,490,994
Cash and cash equivalents at beginning of period	9,444,660	10,467,770

Cash and cash equivalents at end of period	$6,970,725	$11,958,764

Supplemental disclosure of cash flow information:
Cash paid during the period for:
- Interest	$122,188	$244,048
- Income taxes	(2,471,717)	1,406,346
Supplemental disclosure of non-cash items:
Dividends declared and not paid	-	1,018,783
Acquistion of noncontrolling interest of subsidiaries (loans and stock)	1,041,824	212,401
Change in accounts payable due to equipment purchases	-	670,678

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ecology and Environment, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
Unaudited

	Class A Common Stock Shares	Class A Common Stock Amount	Class B Common Stock Shares	Class B Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares	Treasury Stock Amount	Noncontrolling Interest

Balance at July 31, 2012 (Audited)	2,685,151	$26,851	1,708,574	$17,087	$19,751,992	$29,534,783	$711,842	149,531	$(1,897,032)	$4,612,018

Net (loss) income	-	-	-	-	-	(2,130,434)	-	-	-	908,386
Foreign currency translation adjustment	-	-	-	-	-	-	(790,464)	-	-	(116,171)
Cash dividends declared ($.48 per share)	-	-	-	-	-	(2,038,496)	-	-	-	-
Unrealized investment loss, net	-	-	-	-	-	-	(28,675)	-	-	-
Share-based compensation expense	-	-	-	-	507,796	-	-	-	-	-
Tax impact of share based compensation	-	-	-	-	(74,429)	-	-	-	-	-
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	(1,532,912)
Purchase of additional noncontrolling interests	-	-	-	-	(168,486)	-	22,770	(7,804)	98,799	(775,935)
Stock award plan forfeitures	-	-	-	-	-	-	-	2,184	-	-

Balance at July 31, 2013 (Audited)	2,685,151	$26,851	1,708,574	$17,087	$20,016,873	$25,365,853	$(84,527)	143,911	$(1,798,233)	$3,095,386

Net (loss) income	-	-	-	-	-	(727,121)	-	-	-	591,940
Foreign currency translation adjustment	-	-	-	-	-	-	(133,650)	-	-	(123,843)
Cash dividends declared ($.24 per share)	-	-	-	-	-	(1,033,551)	-	-	-	-
Unrealized investment loss, net	-	-	-	-	-	-	2,040	-	-	-
Conversion of common stock - B to A	-	-	-	-	-	-	-	-	-	-
Repurchase of Class A common stock	-	-	-	-	-	-	-	16,091	(173,278)	-
Issuance of stock under stock award plan	-	-	-	-	(194,454)	-	-	(16,387)	194,454	-
Share-based compensation expense	-	-	-	-	264,246	-	-	-	-	-
Tax impact of share based compensation	-	-	-	-	(31,695)	-	-	-	-	-
Sale of subsidiary shares to noncontrolling interests	-	-	-	-	-	-	-	-	-	-
Issuance of shares to noncontrolling interests	-	-	-	-	-	-	-	-	-	-
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	(431,522)
Reclassification adjustment for prior period acquisitions of noncontrolling interests	-	-	-	-	(2,407,027)	-	-	-	-	2,407,027
Purchase of additional noncontrolling interests	-	-	-	-	(605,653)	-	64,293	(44,060)	553,158	(1,156,652)
Stock award plan forfeitures	-	-	-	-	-	-	-	4,470	-	-

Balance at April 30, 2014 (Unaudited)	2,685,151	$26,851	1,708,574	$17,087	$17,042,290	$23,605,181	$(151,844)	104,025	$(1,223,899)	$4,382,336

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ecology and Environment, Inc.
Notes to Condensed Consolidated Financial Statements

1.	Organization and Basis of Presentation

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

The condensed consolidated financial statements included herein have been prepared by Ecology and Environment, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of such information. All such adjustments are of a normal recurring nature. The Company follows the same accounting policies in preparation of interim reports. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2013 filed with the Securities and Exchange Commission. The condensed consolidated results of operations for the three and nine months ended April 30, 2014 are not necessarily indicative of the results for any subsequent period or the entire fiscal year ending July 31, 2014.

Certain prior period amounts were reclassified to conform to the condensed consolidated financial statement presentation for the three and nine months ended April 30, 2014.

2.	Recent Accounting Pronouncements

Accounting Pronouncements Not Yet Adopted as of April 30, 2014

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11 Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The Company intends to adopt the provisions of ASU 2013-11 effective August 1, 2014 and apply its provisions retrospectively. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2014, FASB issued ASU No. 2014-09 Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 is the result of a joint project of FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard for use in the U.S and internationally. ASU 2014-09 supersedes the revenue recognition requirements in Topic 605 of FASB’s Accounting Standards Codification (the “Codification”) and most industry-specific guidance throughout the Industry Topics of the Codification. ASU 2014-09 enhances comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets, reduces the number of requirements an entity must consider for recognizing revenue, and requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within the annual reporting period. The Company intends to implement the provisions of ASU 2014-09 effective August 1, 2017. ASU 2014-09 requires either retrospective application by restating each prior period presented in the financial statements, or retrospective application by recording the cumulative effect on prior reporting periods to beginning retained earnings in the year that the standard becomes effective. Management is currently assessing the provisions of ASU 2014-09 and is unable to estimate the impact that it will have on its results of operations, financial position, and cash flows.

3.	Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company invests cash in excess of operating requirements in income-producing short-term investments. Money market funds of $0.6 million and $1.5 million were included in cash and cash equivalents in the accompanying condensed consolidated balance sheets at April 30, 2014 and July 31, 2013, respectively.

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

The availability of observable market data is monitored to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. The Company evaluated the significance of transfers between levels based upon the nature of the financial instrument. There were no transfers in or out of levels 1, 2 or 3, respectively during the three or nine months ended April 30, 2014 or the fiscal year ended July 31, 2013.

The fair value of the Company’s assets and liabilities that are measured at fair value on a recurring basis is summarized by level within the fair value hierarchy in the following table.

	Balance at April 30, 2014
	Level 1	Level 2		Level 3		Total
Assets:
Investment securities available for sale	$1,400,027	$	---	$	---	$1,400,027

	Balance at July 31, 2013
	Level 1	Level 2		Level 3		Total
Assets:
Investment securities available for sale	$1,463,864	$	---	$	---	$1,463,864

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

Reclassification adjustments out of accumulated other comprehensive income resulting from realized gains or losses from the sale of investment securities available for sale are included in gain on sale of assets and investment securities on the accompanying condensed consolidated statements of operations. During the quarter ended April 30, 2013, the Company recorded a realized gain, net of tax impact, of less than $0.1 million from the sale of investment securities available for sale.

The carrying amount of cash and cash equivalents approximated fair value at April 30, 2014 and July 31, 2013. These assets were classified as level 1 instruments at both dates. Long-term debt consists of bank loans and capitalized equipment leases. Lines of credit consist of borrowings for working capital requirements. Based on the Company's assessment of the current financial market and corresponding risks associated with the debt and line of credit borrowings, management believes that the carrying amount of these liabilities approximated fair value at April 30, 2014 and July 31, 2013. These liabilities were classified as level 2 instruments at both dates. There were no financial instruments classified as level 3 at April 30, 2014 or July 31, 2013.

Investment securities available for sale are stated at fair value. Unrealized gains or losses related to investment securities available for sale are recorded in accumulated other comprehensive income, net of applicable income taxes in the accompanying condensed consolidated balance sheets and condensed consolidated statements of changes in shareholders' equity. The cost basis of securities sold is based on the specific identification method. The Company had gross unrealized losses of less than $0.1 million recorded in accumulated other comprehensive income at April 30, 2014 and July 31, 2013.

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

Contract Receivables, Net

Contract receivables, net are summarized in the following table.

	Balance at
	April 30, 2014	July 31, 2013
Contract Receivables:
Billed	$27,891,151	$36,284,950
Unbilled	21,125,047	16,441,857
	49,016,199	52,726,807
Allowance for doubtful accounts and contract adjustments	(5,340,200)	(5,592,800)
Total contract receivables, net	$43,675,999	$47,134,007

Billed contract receivables did not include any contractual retainage balances at April 30, 2014 or July 31, 2013. Management anticipates that the unbilled receivables outstanding at April 30, 2014 will be substantially billed and collected within one year.

Contract Receivable Concentrations

Significant concentrations of contract receivables and the allowance for doubtful accounts and contract adjustments are summarized in the following table.

	Balance at April 30, 2014		Balance at July 31, 2013
Region	Contract Receivables	Allowance for Doubtful Accounts and Contract Adjustments	Contract Receivables	Allowance for Doubtful Accounts and Contract Adjustments

United States, Canada and South America	$41,078,347	$1,458,553	$41,302,180	$1,576,746
Middle East and Africa	7,482,184	3,752,101	10,876,151	3,886,508
Asia	455,668	129,546	548,476	129,546
Totals	$49,016,199	$5,340,200	$52,726,807	$5,592,800

Combined contract receivables related to projects in the Middle East, Africa and Asia represented 16% and 22% of total contract receivables at April 30, 2014 and July 31, 2013, respectively, while the combined allowance for doubtful accounts and contract adjustments related to these projects represented 74% and 72%, respectively, of the total allowance for doubtful accounts and contract adjustments at those same period end dates. These allowance percentages highlight the Company’s experience of heightened operating risks (i.e., political, regulatory and cultural risks) within these foreign regions in comparison with similar risks in the United States, Canada and South America. These heightened operating risks have resulted in increased collection risks and the Company expending resources that it may not recover for several months, or at all.

Allowance for Doubtful Accounts and Contract Adjustments

Activity within the allowance for doubtful accounts and contract adjustments is summarized in the following table.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013

Balance at beginning of period	$5,336,972	$10,216,404	$5,592,800	$10,238,391
Net increase (decrease) due to adjustments in the allowance for:
Contract adjustments (1)	94,658	471,830	(163,745)	707,897
Doubtful accounts (2)	(78,930)	103	(66,355)	(257,951)
Transfer of reserves to allowance for project disallowances (3)	(12,500)	(22,500)	(22,500)	(22,500)
Balance at end of period	$5,340,200	$10,665,837	$5,340,200	$10,665,837

(1)	Increases (decreases) to the allowance for contract adjustments on the condensed consolidated balance sheets are recorded as (decreases) increases to revenue on the condensed consolidated statements of operations.
(2)	Increases (decreases) to the allowance for doubtful accounts on the condensed consolidated balance sheets are recorded as increases (decreases) to administrative and other indirect operating expenses on the condensed consolidated statements of operations.
(3)	Refer to Note 10 of these condensed consolidated financial statements for a summary of the allowance for project disallowances.

As of April 30, 2013, the Company recorded $7.0 million of contract receivables and $2.1 million of allowance for contract adjustments related to projects in China. All contract receivables associated with these projects in China were fully reserved and written off during the quarter ended July 31, 2013.

As of April 30, 2013, $3.4 million of aged contract receivables related to projects in the Middle East and Africa were fully reserved. All contract receivables associated with these projects were written off during the quarter ended July 31, 2013, resulting in corresponding decreases in contract receivables and the allowance for contract adjustments during that quarter.

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

In November 2013, after an extensive assessment process, management decided to abandon the Company’s existing operating and financial software system and migrate to new system software. The Company has acquired and is currently developing the new software during fiscal year 2014, with a target go-live date of August 1, 2014 for the Company’s U.S. operations. The total capitalized cost of the new software system, when fully developed, is expected to range from $1.5 million to $1.8 million for the Company’s U.S. operations. The process to evaluate and select new operating and financial software systems for the Company’s foreign operations, which was initiated in January 2014, is ongoing. The Company recorded software development costs of $0.8 million in property, plant and equipment during the nine months ended April 30, 2014.

The Company will continue to utilize the current software system until the new system go-live date, at which time the current system will be abandoned. As a result, amortization of software development costs previously capitalized for the current system is accelerated so that unamortized costs of $2.7 million at July 31, 2013 will be completely amortized by July 31, 2014. Total software amortization expense related to our current operating system was $2.0 million and $0.3 million for the nine months ended April 30, 2014 and 2013, respectively.

7.	Lines of Credit

Unsecured lines of credit are summarized in the following table.

	Balance at
	April 30, 2014	July 31, 2013

Outstanding cash draws, recorded as lines of credit on the accompanying condensed consolidated balance sheets	$1,002,366	$6,528,691
Outstanding letters of credit to support operations	2,830,320	3,080,938
Total amounts used under lines of credit	3,832,686	9,609,629
Remaining amounts available under lines of credit	30,536,314	24,759,371
Total approved unsecured lines of credit	$34,369,000	$34,369,000

Contractual interest rates ranged from 2.50% to 4.25% at April 30, 2014 and 2.50% to 5.00% at July 31, 2013. The Company’s lenders have reaffirmed the lines of credit within the past twelve months.

8.	Debt and Capital Lease Obligations

Debt and capital lease obligations are summarized in the following table.

	Balance at
	April 30, 2014	July 31, 2013

Various bank loans and advances at interest rates ranging from 3.25% to 14%	$684,237	$276,934
Capital lease obligations at varying interest rates averaging 11%	148,288	174,338
	832,525	451,272
Current portion of long-term debt and capital lease obligations	(420,729)	(199,658)
Long-term debt and capital lease obligations	$411,796	$251,614

The aggregate maturities of long-term debt and capital lease obligations as of April 30, 2014 are summarized in the following table.

May 2014 – April 2015	$420,729
May 2015 – April 2016	367,678
May 2016 – April 2017	27,093
May 2017 – April 2018	17,025
Thereafter	---
Total	$832,525

9.	Income Taxes

The estimated effective tax rate was 26.4% and 42.7% for the nine months ended April 30, 2014 and April 30, 2013, respectively. The decrease resulted mainly from a reduction in forecasted income in the U.S. and an increase in forecasted income from foreign operations in countries with a lower effective tax rate than in the U.S. For the three months ended April 30, 2014, certain discrete items were recorded which increased tax expense, including additional expenses that were unallowable for tax purposes and foreign dividend income, which were partially offset by a return to provision adjustment that increased available foreign tax credits.

10.	Other Accrued Liabilities

Other accrued liabilities are summarized in the following table.

	Balance at
	April 30, 2014	July 31, 2013

Allowance for project disallowances	$2,385,851	$2,663,351
Other	1,736,606	1,406,722
Total other accrued liabilities	$4,122,457	$4,070,073

The allowance for project disallowances represents potential disallowances of amounts billed and collected resulting from contract close-outs and government audits. Allowances for project disallowances are recorded when the amounts are estimable. Activity within the allowance for project disallowances is summarized in the following table.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013

Balance at beginning of period	$2,673,351	$2,724,474	$2,663,351	$2,724,474
Reduction of reserves recorded in prior fiscal years	(300,000)	---	(300,000)	---
Net change during the period, recorded as a transfer of reserves from allowance for doubtful accounts and contract adjustments	12,500	22,500	22,500	22,500
Balance at end of period	$2,385,851	$2,746,974	$2,385,851	$2,746,974

During the three months ended April 30, 2014, as a result of a revised estimate of a settlement liability recorded in a prior fiscal year, the Company recorded a $300,000 reduction in its reserves for project disallowances.

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

The Company awarded 62,099 Class A shares valued at $0.9 million in October 2011 and 16,387 Class A shares valued at $0.2 million in July 2013 pursuant to the Award Plan. These awards have a three year vesting period. Total gross compensation expense is recognized over the vesting period. The Company recorded $0.3 million and $0.4 million of non-cash compensation expense during the nine months ended April 30, 2014 and 2013, respectively, in connection with outstanding stock compensation awards. Unrecognized compensation expense associated with outstanding stock compensation awards was $0.2 million at April 30, 2014. The "pool" of excess tax benefits accumulated in Capital in Excess of Par Value was $0.2 million and $0.3 million at April 30, 2014 and July 31, 2013, respectively.

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

Cash Dividends

The Company declared and accrued $1.0 million of cash dividends during the nine months ended April 30, 2014 and 2013, which were paid in February 2014 and December 2012, respectively. The Company paid dividends of $1.0 million in August 2013 and 2012 that were declared and accrued in prior periods.

Stock Repurchase

In August 2010, the Company’s Board of Directors approved a program for repurchase of 200,000 shares of Class A common stock. The Company acquired 16,091 shares of Class A stock under this program during the nine months ended April 30, 2014 for a total acquisition cost of approximately $0.2 million. As of April 30, 2014, 122,918 Class A shares were repurchased and 77,082 shares had yet to be repurchased under this program.

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

Transactions to acquire ownership interest from noncontrolling shareholders during the nine months ended April 30, 2014 and during fiscal year 2013, which were recorded at amounts that approximated fair value, are summarized in the following table.

	Nine Months Ended April 30, 2014	Fiscal Year Ended July 31, 2013

Purchases of noncontrolling interests:
Purchase of 344 Walsh common shares (1)	$5,653	$	---
Purchase of 3,705 Walsh common shares (2)	1,120,749		---
Purchase of 100 Walsh common shares (3)	30,250		---
Purchase of 50 Walsh common shares (4)	---		18,316
Purchase of 25 Lowham common shares (5)	---		8,737
Purchase of 495 Walsh common shares (6)	---		243,653
Purchase of 2,800 Gustavson common shares (7)	---		293,102
Purchase of 370 Walsh common shares (8)	---		182,125
Purchase of 75 Lowham common shares (9)	---		30,002
Total purchases of additional noncontrolling interests (10)	$1,156,652		$775,935

(1)	In January 2014, EEI purchased an additional 0.9% of Walsh Environmental Scientists and Engineers, LLC (“Walsh”) from noncontrolling shareholders for $0.1 million in cash. Walsh became a wholly-owned subsidiary of EEI as a result of these transactions.
(2)	In October 2013, EEI purchased an additional 9.4% of Walsh for $1.6 million. The purchase price was paid as follows: (i) one third in cash payable on the transaction consummation date; (ii) one third payable with EEI Common Stock on the transaction consummation date; and (iii) one third payable with a promissory note payable in two annual installments of one half the principal plus interest accrued at 3.25% per annum.
(3)	In October 2013, EEI purchased an additional 0.2% of Walsh for less than $0.1 million in cash.
(4)	In April 2013, EEI purchased an additional 0.1% of Walsh from noncontrolling shareholders for less than $0.1 million in cash.
(5)	In March 2013, Lowham-Walsh Engineering & Environment Services LLC (“Lowham”), a subsidiary of Walsh, purchased shares from noncontrolling shareholders for less than $0.1 million in cash.
(6)	In January 2013, EEI purchased an additional 1.3% of Walsh from noncontrolling shareholders for $0.2 million. Two thirds of the purchase price was paid in cash while the remaining one third was paid for with EEI stock.
(7)	In December 2012, Gustavson Associates, LLC (“Gustavson”) purchased an additional 6.7% of its shares from noncontrolling shareholders for $0.4 million. Half of the purchase price was paid in cash and Gustavson issued a three year note for the other half.
(8)	In December 2012, EEI purchased an additional 0.9% of Walsh from noncontrolling shareholders for $0.2 million in cash.
(9)	During the three months ending October 31, 2012, Lowham purchased shares from noncontrolling shareholders for less than $0.1 million in cash.
(10)	Purchases of additional noncontrolling interests are recorded as reductions of shareholders’ equity on the condensed consolidated statements of shareholders’ equity.

13.	Earnings Per Share

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

The computation of earnings per share is included in the following table.

	Three Months Ended April 30,				Nine Months Ended April 30,
	2014		2013		2014	2013

Net (loss) income attributable to Ecology and Environment, Inc.		$(322,864)		$(440,594)	$(727,121)	$1,713,019
Dividends declared		---		---	(1,033,551)	(1,018,540)
Balance at end of period		$(322,864)		$(440,594)	$(1,760,672)	$694,479

Weighted-average common shares outstanding (basic and diluted)		4,289,900		4,251,200	4,282,348	4,247,150

Distributed earnings per share	$	---	$	---	$0.24	$0.24
Undistributed earnings per share		(0.08)		(0.10)	(0.41)	0.16
Total earnings per share		$(0.08)		$(0.10)	$(0.17)	$0.40

14.	Segment Reporting

The Company reports segment information based on the geographic location of its customers (for revenues) and the location of its offices (for long-lived assets). Revenue and long-lived assets by business segment are summarized in the following tables.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013

Revenue, net by geographic location:
United States	$19,721,145	$21,754,001	$61,328,509	$67,732,966
Foreign countries (1)	11,782,754	10,464,922	34,001,953	37,459,208

(1)	Significant foreign revenues included revenues in Peru ($5.5 million and $3.1 million for the three months ended April 30, 2014 and 2013, respectively, and $13.9 million and $8.8 million for the nine months ended April 30, 2014 and 2013, respectively), Brazil ($3.5 million and $3.7 million for the three months ended April 30, 2014 and 2013, respectively, and $10.1 million and $11.5 million for the nine months ended April 30, 2014 and 2013, respectively) and Chile ($2.3 million for the three months ended April 30, 2014 and 2013, and $7.0 million and $8.1 million for the nine months ended April 30, 2014 and 2013, respectively).

	Balance at
	April 30, 2014	July 31, 2013

Long-Lived Assets by geographic location:
United States	$30,456,300	$29,508,055
Foreign countries	5,312,273	5,183,885

15.	Commitments and Contingencies

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

On February 4, 2011, the Chico Mendes Institute of Biodiversity Conservation of Brazil (the “Institute”) issued a Notice of Infraction to E & E Brasil. E&E Brasil is a majority-owned subsidiary of Ecology and Environment, Inc. The Notice of Infraction concerns the taking and collecting species of wild animal specimens without authorization by the competent authority and imposes a fine of 520,000 Reais, which has a value of approximately $0.2 million at April 30, 2014. No claim has been made against Ecology and Environment, Inc. The Institute has also filed Notices of Infraction against four employees of E&E Brasil alleging the same claims and has imposed fines against those individuals that, in the aggregate, are equal to the fine imposed against E&E Brasil. E&E Brasil has filed administrative responses with the Institute for itself and its employees that: (a) denies the jurisdiction of the Institute, (b) states that the Notice of Infraction is constitutionally vague and (c) affirmatively stated that E&E Brasil had obtained the necessary permits for the surveys and collections of specimens under applicable Brazilian regulations and that the protected conservation area is not clearly marked to show its boundaries. At this time, E&E Brasil has attended one meeting where depositions were taken. The Company believes that these administrative proceedings in Brazil will not have an adverse material effect on the operations of the Company.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report on Form 10-Q (the “Quarterly Report”) to “EEI” refer to Ecology and Environment, Inc., a New York corporation. References to “the Company,” “we,” “us,” “our,” or similar terms refer to EEI together with its consolidated subsidiaries.

Executive Overview

For the third quarter of fiscal year 2014, our income before income tax provision was $0.2 million, which represented a $0.2 million increase from the slight loss for the same period in the previous fiscal year. For the first nine months of fiscal 2014, our net loss before income tax provision was $0.1 million, which was $4.2 million less than net income of $4.1 million for the same period in the prior fiscal year.

Revenue less subcontract costs, which is a key performance measurement for our business, decreased $1.1 million (4%) for the third quarter of fiscal year 2014 and $9.8 million (11%) for the first nine months of fiscal year 2014 due mainly to two factors:
•	lower revenue from certain projects in the Middle East and China for which the Company has not had any project activity during fiscal year 2014; and
•	lower project work volumes during fiscal year 2014 in government, energy, mining and asbestos inspection market sectors within our domestic and certain of our foreign markets.

In November 2013, after an extensive assessment process, management decided to abandon the Company’s existing operating and financial software system and migrate to new system software. The Company has acquired and is currently developing the new software during fiscal year 2014, with a target go-live date of August 1, 2014. The Company will continue to utilize the current software system until the new system go-live date, at which time the current system will be abandoned. Unamortized software development costs for the current system of $2.7 million as of July 31, 2013 will be completely amortized by July 31, 2014. Total depreciation and amortization expense increased $1.3 million during the first nine months of 2014, primarily as a result of accelerated amortization of our existing software system.

Lower revenue less subcontract costs and higher depreciation and amortization expense during the three and nine months ended April 30, 2014 were partially offset by lower direct project expenses and lower indirect expenses due to lower project work volumes and to managed reductions in staff levels.

Recent Developments

In May 2008, the United States Environmental Protection Agency (the “EPA”) awarded us a START contract to provide technical support to EPA Region 9 which covers the four state area of California, Nevada, Arizona, Hawaii, and U.S. territories in the Pacific. This was a combination time and materials/cost plus contract with a two year base period and two 18 month option periods which were exercised through 2013. This contract was extended for an additional 6 month period beyond the original contract term, which expired on November 15, 2013. In September 2013, as a result of a competitive bid and proposal process, we were notified by the EPA that we were not selected for renewal of the START contract for EPA Region 9. In October 2013, we filed a protest with the U.S. Government Accountability Office (the “GAO”) requesting reconsideration of the award process and conclusion. In November 2013, the EPA agreed to reevaluate the proposals for the EPA Region 9 START contract, and to extend our current contract pending completion of this review process. In April 2014, the EPA reaffirmed its original decision not to award the contract to us. Our current EPA Region 9 START contract will terminate in November 2014. We recognized $3.8 million of revenue under this contract during the nine months ended April 30, 2014.

During the nine months ended April 30, 2014 and 2013, we collected $2.8 million and $7.1 million, respectively, of cash related to aged accounts receivable from a client in the Middle East for project work that we performed in years prior to fiscal year 2013. As of April 30, 2014, $4.8 million of contract receivables remained outstanding from this client, against which we recorded an allowance for doubtful accounts and contract adjustments of $2.9 million.

Liquidity and Capital Resources

Cash and cash equivalents decreased $2.5 million during the first nine months of 2014, primarily due to non-operating expenditures of $2.1 million for dividend payments to shareholders and $0.2 million for purchases of treasury stock, both of which were approved on a discretionary basis by the Board of Directors. Excluding these discretionary cash outflows, net cash generated from operations of $7.7 million during the first nine months of fiscal year 2014 was adequate to fund investing and financing activities required to maintain our current operations and to reduce our outstanding lines of credit by $5.5 million during the period.

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

Cash and cash equivalents activity and balances are summarized in the following table.

	Nine Months Ended April 30,
	2014	2013
Cash provided by (used in):
Operating activities	$7,682,921	$13,236,147
Investing activities	(1,816,776)	(2,223,243)
Financing activities	(8,323,287)	(9,649,315)
Effect of exchange rate changes on cash and cash equivalents	(16,793)	127,405
Net (decrease) increase in cash and cash equivalents	$(2,473,935)	$1,490,994

Cash and cash equivalents, by location:
U.S. operations	$5,228,915	$6,377,304
Foreign operations	1,741,810	5,581,460
Total cash and cash equivalents	$6,970,725	$11,958,764

For the nine months ended April 30, 2014, cash provided by operations resulted mainly from the following activity:
•	Net income (after adjustment for non-cash items) provided $2.8 million of operating cash;
•	Net collections of contract receivables provided $3.5 million of operating cash; and
•	A federal tax refund received during the third quarter of fiscal year 2014 provided $1.5 million of operating cash; and
•	Other working capital activity resulted in a $0.1 million net use of cash.

Net cash used in investment activities during the nine months ended April 30, 2014 resulted mainly from the following activity:
•	Purchases of property, building and equipment resulted in a $1.2 million use of cash, $0.8 million of which related to software acquisition costs; and
•	Acquisitions of noncontrolling interests in Walsh Environmental Scientists & Engineers, LLC (“Walsh”) by EEI resulted in a $0.6 million use of cash.

Net cash used in financing activities during the nine months ended April 30, 2014 resulted mainly from the following activity:
•	Dividend payments to common shareholders resulted in a $2.1 million use of cash;
•	Net repayment of borrowings against our lines of credit resulted in a $5.5 million use of cash;
•	Proceeds from debt resulted provided $0.6 million of cash;
•	Repayment of debt and capital lease obligations resulted in a $0.7 million use of cash;
•	Distributions to non-controlling interests resulted in a $0.4 million use of cash; and
•	Purchases of treasury stock resulted in a $0.2 million use of cash.

We have unsecured lines of credit available to provide cash and letters of credit for operations. Contractual interest rates ranged from 2.50% to 4.25% at April 30, 2014 and 2.50% to 5.00% at July 31, 2013. Our lenders have reaffirmed the lines of credit within the past twelve months. Our lines of credit are summarized in the following table.

	Balance at
	April 30, 2014	July 31, 2013

Outstanding cash draws, recorded as lines of credit on the accompanying condensed consolidated balance sheets	$1,002,366	$6,528,691
Outstanding letters of credit to support operations	2,830,320	3,080,938
Total amounts used under lines of credit	3,832,686	9,609,629
Remaining amounts available under lines of credit	30,536,314	24,759,371
Total approved unsecured lines of credit	$34,369,000	$34,369,000

Balance Sheets

Contract Receivables, net

Contract receivables, net are summarized in the following table.

	Balance at
	April 30, 2014	July 31, 2013
Contract Receivables:
Billed	$27,891,151	$36,284,950
Unbilled	21,125,047	16,441,857
	49,016,199	52,726,807
Allowance for doubtful accounts and contract adjustments	(5,340,200)	(5,592,800)
Total contract receivables, net	$43,675,999	$47,134,007

Significant concentrations of contract receivables and the allowance for doubtful accounts and contract adjustments are summarized in the following table.

	Balance at April 30, 2014		Balance at July 31, 2013
Region	Contract Receivables	Allowance for Doubtful Accounts and Contract Adjustments	Contract Receivables	Allowance for Doubtful Accounts and Contract Adjustments

United States, Canada and South America	$41,078,347	$1,458,553	$41,302,180	$1,576,746
Middle East and Africa	7,482,184	3,752,101	10,876,151	3,886,508
Asia	455,668	129,546	548,476	129,546
Totals	$49,016,199	$5,340,200	$52,726,807	$5,592,800

Combined contract receivables related to projects in the Middle East, Africa and Asia represented 16% and 22% of total contract receivables at April 30, 2014 and July 31, 2013, respectively, while the combined allowance for doubtful accounts and contract adjustments related to these projects represented 74% and 72%, respectively, of the total allowance for doubtful accounts and contract adjustments at those same period end dates. These allowance percentages highlight the Company’s experience of heightened operating risks (i.e., political, regulatory and cultural risks) within these foreign regions in comparison with similar risks in the United States, Canada and South America. These heightened operating risks have resulted in increased collection risks and the Company expending resources that it may not recover for several months, or at all.

Activity within the allowance for doubtful accounts and contract adjustments is summarized in the following table.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013

Balance at beginning of period	$5,336,972	$10,216,404	$5,592,800	$10,238,391
Net increase (decrease) due to adjustments in the allowance for:
Contract adjustments (1)	94,658	471,830	(163,745)	707,897
Doubtful accounts (2)	(78,930)	103	(66,355)	(257,951)
Transfer of reserves to allowance for project disallowances (3)	(12,500)	(22,500)	(22,500)	(22,500)
Balance at end of period	$5,340,200	$10,665,837	$5,340,200	$10,665,837

(1)	Increases (decreases) to the allowance for contract adjustments on the condensed consolidated balance sheets are recorded as (decreases) increases to revenue on the condensed consolidated statements of operations.
(2)	Increases (decreases) to the allowance for doubtful accounts on the condensed consolidated balance sheets are recorded as increases (decreases) to administrative and other indirect operating expenses on the condensed consolidated statements of operations.
(3)	Refer to Note 10 of these condensed consolidated financial statements for a summary of the allowance for project disallowances.

As of April 30, 2013, the Company recorded $7.0 million of contract receivables and $2.1 million of allowance for contract adjustments related to projects in China. All contract receivables associated with these projects in China were fully reserved and written off during the quarter ended July 31, 2013.

As of April 30, 2013, $3.4 million of aged contract receivables related to projects in the Middle East and Africa were fully reserved. All contract receivables associated with these projects were written off during the quarter ended July 31, 2013, resulting in corresponding decreases in contract receivables and the allowance for contract adjustments during that quarter.

Property, Building and Equipment, net

In November 2013, after an extensive assessment process, management decided to abandon the Company’s existing operating and financial software system and migrate to new system software. The Company has acquired and is currently developing the new software during fiscal year 2014, with a target go-live date of August 1, 2014 for the Company’s U.S. operations. The total capitalized cost of the new software system, when fully developed, is expected to range from $1.5 million to $1.8 million for the Company’s U.S. operations. The process to evaluate and select new operating and financial software systems for the Company’s foreign operations, which was initiated in January 2014, is ongoing. The Company recorded software development costs of $0.8 million in property, plant and equipment during the nine months ended April 30, 2014.

The Company will continue to utilize the current software system until the new system go-live date, at which time the current system will be abandoned. As a result, amortization of software development costs previously capitalized for the current system is accelerated so that unamortized costs of $2.7 million at July 31, 2013 will be completely amortized by July 31, 2014. Total software amortization expense related to our current operating system was $2.0 million and $0.3 million for the nine months ended April 30, 2014 and 2013, respectively.

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

Substantially all of our revenue is derived from environmental consulting work. The consulting revenue is principally derived from the sale of labor hours. The consulting work is performed under a mix of fixed price, cost-type, and time and material contracts. Contracts are required from all customers. Revenue is recognized as follows:

Contract Type	Work Type	Revenue Recognition Policy

Time and materials	Consulting	As incurred at contract rates.
Fixed price	Consulting	Percentage of completion, approximating the ratio of either total costs or Level of Effort (LOE) hours incurred to date to total estimated costs or LOE hours.
Cost-plus	Consulting	Costs as incurred. Fixed fee portion is recognized using percentage of completion determined by the percentage of LOE hours incurred to total LOE hours in the respective contracts.

Revenue, net associated with these contract types are summarized in the following table.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013

Time and materials	$16,549,839	$16,426,868	$50,400,989	$51,588,350
Fixed price	12,760,106	13,163,798	37,909,281	44,802,588
Cost-plus	2,193,954	2,628,257	7,020,192	8,801,236
Total revenue by contract type	$31,503,899	$32,218,923	$95,330,462	$105,192,174

Revenue, net by business entity is summarized in the following table.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013

Revenue, net by entity:
EEI and all of its wholly owned subsidiaries	$15,779,533	$18,562,394	$50,362,632	$60,929,499
EEI’s majority-owned subsidiaries:
Walsh	9,064,378	6,998,640	24,673,756	21,507,956
Ecology & Environment do Brasil, Ltda (“E&E Brasil”)	3,453,342	3,666,242	10,058,123	11,507,391
Gestion Ambiental Consultores S.A. (“GAC”)	2,287,591	2,333,021	7,043,371	8,107,692
ECSI, LLC (“ECSI”)	713,713	1,130,456	2,728,835	3,847,533
	31,298,557	32,690,753	94,866,717	105,900,071
Less: Net contract adjustments recorded during the period	205,342	(471,830)	463,745	(707,897)
Revenue, net per consolidated statements of income	$31,503,899	$32,218,923	$95,330,462	$105,192,174

During the second quarter of fiscal year 2013, EEI received $7.1 million in cash related to aged receivables from a client in the Middle East, which resulted in recognition of approximately $1.6 million of gross revenue that previously had been recorded as billings in excess of revenue on the condensed consolidated balance sheets. All work related to these projects was completed prior to fiscal year 2013, and EEI did not record any gross revenue related to these projects during the first nine months of fiscal year 2014.

In addition, EEI recorded $1.8 million and $3.8 million of gross revenue related to projects in China during the third quarter and the first nine months of fiscal year 2013, respectively. All project activity related to these contracts was suspended during the fourth quarter of fiscal year 2013, and no revenue related to these projects was recorded during the first nine months of fiscal year 2014.

Gross revenue less subcontract costs by business entity is summarized in the following table.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013
Gross revenue less subcontract costs, by entity:
EEI and all of its wholly owned subsidiaries	$13,600,184	$15,307,508	$43,975,662	$52,086,559
EEI’s majority-owned subsidiaries:
Walsh	5,708,247	5,146,884	15,824,601	15,735,248
E&E Brasil	3,383,125	3,310,870	9,233,301	10,615,448
GAC	1,699,728	1,669,410	5,524,722	5,207,448
ECSI	687,700	1,095,164	2,647,608	3,667,383
Total	$25,078,984	$26,529,836	$77,205,894	$87,312,086

Excluding the reductions in gross revenue from the clients in the Middle East and Asia noted above, the remaining decrease in consolidated gross revenue less subcontract costs for the three months and nine months ended April 30, 2014 primarily resulted from the net impact of the following activity:

•	Lower revenue for EEI and its wholly-owned subsidiaries for the first nine months of fiscal year 2014 resulted primarily from lower sales volume, particularly within domestic state and federal government markets. During the three months ended April 30, 2014, adverse weather conditions in many of our domestic markets delayed the start of field work for several spring projects.
•	Higher Walsh revenue for the first nine months of fiscal year 2014 primarily resulted from higher energy sector revenues from South American operations, which was substantially offset by lower sales volume from asbestos inspection, energy and mining sectors in the U.S.
•	Lower E&E Brasil revenue for the first nine months of fiscal year 2014 was primarily due to lower sales volumes in the energy transmission sector and weakening of the local currency (Reais) against the U.S. dollar.
•	Higher GAC revenue for the first nine months of fiscal year 2014 primarily resulted from lower utilization of subcontracted labor, which was partially offset by a decline in the value of the Chilean Peso against the U.S. dollar throughout the nine month period.
•	Lower ECSI revenue primarily during the first nine months of fiscal year 2014 resulted from lower sales volume in the mining sector, as mining projects completed during fiscal year 2013 have not been renewed or replaced during the current year.

Net contract recoveries (adjustments) recorded as additions to (reductions from) revenue are summarized by region in the following table.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013

Net contract recoveries (adjustments) recorded as additions to (reductions from) revenue:
United States, Canada and South America	$422,255	$629,938	$329,338	$(860,390)
Middle East/Africa	(216,913)	(721,293)	134,407	1,272,493
Asia	---	(380,475)	---	(1,120,000)
Totals	$205,342	$(471,830)	$463,745	$707,897

Operating Expenses

During fiscal year 2013 and the first nine months of fiscal year 2014, management at EEI and its U.S. subsidiaries critically reviewed technical and indirect staffing levels, other expenses necessary to support current project work levels and key administrative processes, particularly in our domestic subsidiaries and operations. As a result of this review, the number of full time employees in various technical and indirect departments at EEI and its U.S. subsidiaries decreased by a combined 10% and 8% during fiscal year 2013 and the first nine months of fiscal year 2014, respectively. Utilization of contracted services was also reviewed and reduced at EEI. Management continues to critically evaluate its organizational and cost structure to identify ways to operate more efficiently and cost effectively.

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

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013

Total cost of professional services and other direct operating expenses:
EEI and all of its wholly owned subsidiaries	$6,000,847	$6,794,768	$19,482,314	$21,807,493
EEI’s majority-owned subsidiaries:
Walsh	1,148,532	1,468,138	3,978,771	4,575,944
E&E Brasil	1,857,250	1,647,129	5,218,135	5,627,763
GAC	1,231,941	1,126,970	3,991,435	3,763,931
ECSI	258,096	339,589	946,451	1,249,413
Total cost of professional services and other direct operating expenses	$10,496,666	$11,376,594	$33,617,106	$37,024,544

The cost of professional services and other direct operating expenses decreased $0.9 million (8%) and $3.4 million (9%) during the three months and nine months ended April 30, 2014, respectively, as compared with the same periods in the prior fiscal year. These net decreases were primarily due to lower consolidated revenues and lower service levels provided during the current year, and to managed reductions in technical staff levels in U.S. operations. Expense reductions in the U.S. were partially offset by a higher volume of project activity and related expenses in certain South American subsidiaries.

Indirect operating expenses include administrative and indirect operating expenses, as well as marketing and related costs. Combined indirect operating expenses by business entity, excluding depreciation and amortization expenses, are summarized in the following table.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013

Total administrative and indirect operating expenses and marketing and related costs:
EEI and all of its wholly owned subsidiaries	$8,185,711	$8,821,329	$25,241,774	$26,591,465
EEI’s majority-owned subsidiaries:
Walsh	3,205,017	3,143,651	9,345,092	9,798,980
E&E Brasil	1,207,695	1,085,030	3,606,561	4,072,096
GAC	435,382	289,332	1,076,946	779,730
ECSI	619,279	764,299	1,923,529	2,246,037
Total administrative and indirect operating expenses and marketing and related costs	$13,653,084	$14,103,641	$41,193,902	$43,488,308

Consolidated administrative and indirect operating expenses and marketing and related costs decreased $0.5 million (3%) and $2.3 million (5%) during the first three months and nine months of fiscal year 2014, respectively, as compared with the same period in the prior fiscal year. During the second half of fiscal year 2013 and the first quarter of fiscal year 2014, management at EEI and its U.S. subsidiaries critically reviewed key administrative processes, reduced indirect staffing levels, and reduced utilization of contracted services in certain indirect departments. These cost reductions in the U.S. were partially offset by higher indirect expenses to support growth in certain South American subsidiaries.

Depreciation and amortization expense increased $0.4 million (67%) and $1.3 million (74%) during the first three months and nine months of fiscal year 2014, respectively, primarily due to accelerated amortization of the Company’s principal operating software, which we plan to abandon at the end of fiscal year 2014 in favor of a new software system.

Income Taxes

The estimated effective tax rate was 26.4% and 42.7% for the nine months ended April 30, 2014 and April 30, 2013, respectively. The decrease resulted mainly from a reduction in forecasted income in the U.S. and an increase in forecasted income from foreign operations in countries with a lower effective tax rate than in the U.S. For the three months ended April 30, 2014, certain discrete items were recorded which increased tax expense, including additional expenses that were unallowable for tax purposes and foreign dividend income, which were partially offset by a return to provision adjustment that increased available foreign tax credits.

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

Recent Accounting Pronouncements

Accounting Pronouncements Not Yet Adopted as of April 30, 2014

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11 Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The Company intends to adopt the provisions of ASU 2013-11 effective August 1, 2014 and apply its provisions retrospectively. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2014, FASB issued ASU No. 2014-09 Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 is the result of a joint project of FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard for use in the U.S and internationally. ASU 2014-09 supersedes the revenue recognition requirements in Topic 605 of FASB’s Accounting Standards Codification (the “Codification”) and most industry-specific guidance throughout the Industry Topics of the Codification. ASU 2014-09 enhances comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets, reduces the number of requirements an entity must consider for recognizing revenue, and requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within the annual reporting period. The Company intends to implement the provisions of ASU 2014-09 effective August 1, 2017. ASU 2014-09 requires either retrospective application by restating each prior period presented in the financial statements, or retrospective application by recording the cumulative effect on prior reporting periods to beginning retained earnings in the year that the standard becomes effective. Management is currently assessing the provisions of ASU 2014-09 and is unable to estimate the impact that ASU 2014-09 will have on its results of operations, financial position, and cash flows.

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

	Nine Months Ended April 30, 2014	Fiscal Year Ended July 31, 2013

Purchases of noncontrolling interests:
Purchase of 344 Walsh common shares (1)	$5,653	$	---
Purchase of 3,705 Walsh common shares (2)	1,120,749		---
Purchase of 100 Walsh common shares (3)	30,250		---
Purchase of 50 Walsh common shares (4)	---		18,316
Purchase of 25 Lowham common shares (5)	---		8,737
Purchase of 495 Walsh common shares (6)	---		243,653
Purchase of 2,800 Gustavson common shares (7)	---		293,102
Purchase of 370 Walsh common shares (8)	---		182,125
Purchase of 75 Lowham common shares (9)	---		30,002
Total purchases of additional noncontrolling interests (10)	$1,156,652		$775,935

(1)	In January 2014, EEI purchased an additional 0.9% of Walsh from noncontrolling shareholders for $0.1 million in cash. Walsh became a wholly-owned subsidiary of EEI as a result of these transactions.
(2)	In October 2013, EEI purchased an additional 9.4% of Walsh for $1.6 million. The purchase price was paid as follows: (i) one third in cash payable on the transaction consummation date; (ii) one third payable with EEI Common Stock on the transaction consummation date; and (iii) one third payable with a promissory note payable in two annual installments of one half the principal plus interest accrued at 3.25% per annum.
(3)	In October 2013, EEI purchased an additional 0.2% of Walsh for less than $0.1 million in cash.
(4)	In April 2013, EEI purchased an additional 0.1% of Walsh from noncontrolling shareholders for less than $0.1 million in cash.
(5)	In March 2013, Lowham-Walsh Engineering & Environment Services LLC (“Lowham”), a subsidiary of Walsh, purchased shares from noncontrolling shareholders for less than $0.1 million in cash.
(6)	In January 2013, EEI purchased an additional 1.3% of Walsh from noncontrolling shareholders for $0.2 million. Two thirds of the purchase price was paid in cash while the remaining one third was paid for with EEI stock.
(7)	In December 2012, Gustavson Associates, LLC (“Gustavson”) purchased an additional 6.7% of its shares from noncontrolling shareholders for $0.4 million. Half of the purchase price was paid in cash and Gustavson issued a three year note for the other half.
(8)	In December 2012, EEI purchased an additional 0.9% of Walsh from noncontrolling shareholders for $0.2 million in cash.
(9)	During the three months ending October 31, 2012, Lowham purchased shares from noncontrolling shareholders for less than $0.1 million in cash.
(10)	Purchases of additional noncontrolling interests are recorded as reductions of shareholders’ equity on the condensed consolidated statements of shareholders’ equity.

Inflation

During the three and nine months ended April 30, 2014 and 2013, inflation did not have a material impact on our business because a significant amount of our contracts are either cost based or contain commercial rates for services that are adjusted annually.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of April 30, 2014 or July 31, 2013.

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

Internal Controls

No significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the nine months ended April 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 4, 2011, the Chico Mendes Institute of Biodiversity Conservation of Brazil (the “Institute”) issued a Notice of Infraction to E & E Brasil. E&E Brasil is a majority-owned subsidiary of Ecology and Environment, Inc. The Notice of Infraction concerns the taking and collecting species of wild animal specimens without authorization by the competent authority and imposes a fine of 520,000 Reais, which has a value of approximately $0.2 million at April 30, 2014. No claim has been made against Ecology and Environment, Inc. The Institute has also filed Notices of Infraction against four employees of E&E Brasil alleging the same claims and has imposed fines against those individuals that, in the aggregate, are equal to the fine imposed against E&E Brasil. E&E Brasil has filed administrative responses with the Institute for itself and its employees that: (a) denies the jurisdiction of the Institute, (b) states that the Notice of Infraction is constitutionally vague and (c) affirmatively stated that E&E Brasil had obtained the necessary permits for the surveys and collections of specimens under applicable Brazilian regulations and that the protected conservation area is not clearly marked to show its boundaries. At this time, E&E Brasil has attended one meeting where depositions were taken. The Company believes that these administrative proceedings in Brazil will not have an adverse material effect on the operations of the Company.

Item 2.	Changes in Securities and Use of Proceeds

(e) Purchased Equity Securities. In August 2010, the Company’s Board of Directors approved a 200,000 share repurchase program. The following table summarizes the Company’s purchases of its common stock during the nine months ended April 30, 2014 under this share repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Share Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

August 2013	---	---	---	93,173
September 2013	---	---	---	93,173
October 2013	---	---	---	93,173
November 2013	16,091	$10.77	---	77,082
December 2013	---	---	---	77,082
January 2014	---	---	---	77,082
February 2014	---	---	---	77,082
March 2014	---	---	---	77,082
April 2014	---	---	---	77,082

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a)	31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Registrant filed a Current Report on Form 8-K on August 22, 2013 to announce the appointment of certain officers of the Registrant and amendment of the Registrant’s By-Laws.

(c)	Registrant filed a Current Report on Form 8-K on September 13, 2013 to announce the departure of a Director from the Registrant’s Board of Directors.

(d)	Registrant filed a Current Report on Form 8-K on January 21, 2014 to report: (i) appointment and departure of certain officers, and compensation arrangements of certain officers; and (ii) submission of matters to a vote of shareholders at the Company’s Annual Meeting of Stockholders held on January 16, 2014, at which stockholders elected two (2) Class A nominees and five (5) Class B nominees for election as Directors of the Company.

(e)	Registrant filed a Current Report on Form 8-K on April 25, 2014 to report the death of Timothy Butler, who had been a Director of the Company since 2003.

(f)	Registrant filed a Current Report on Form 8-K on May 6, 2014 to report notification from NASDAQ that, as a result of the recent death of a Director, the Company no longer complies with the audit committee requirements set forth in NASDAQ Listing Rule 5605.

(g)	Registrant filed a Current Report on Form 8-K on May 29, 2014 to report the appointment of Michael S. Betrus, CPA, as a Director and a member of the Audit Committee. Mr. Betrus was also designated as a “financial expert” on the Audit Committee. The Registrant also reported that, with the appointment of Mr. Betrus, the Company now complies with the audit committee requirements set forth in NASDAQ Listing Rule 5605.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ecology and Environment, Inc.

Date: June 23, 2014	By:	/s/ H. John Mye III
H. John Mye III
Chief Financial Officer and Treasurer
Principal Financial and Accounting Officer