Form 10-K
period 2014-07-31
ECOLOGY & ENVIRONMENT INC
filed 2014-10-29
CIK 809933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended July 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑

Exhibit Index on Page 69

The aggregate market value of the Class A Common Stock held by non-affiliates as of January 31, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter) was $29,159,296.  This amount is based on the closing price of the registrant’s Class A Common Stock on the National Association of Securities Dealers Automated Quotations (NASDAQ) Stock Market for that date.  Shares of Class A Common Stock held by the executive officers and directors of the registrant are not included in this computation.

As of September 30, 2014, 2,659,174 shares of the registrant's Class A Common Stock, $.01 par value (the "Class A Common Stock") were outstanding, and 1,643,773 shares of the registrant's Class B Common Stock, $.01 par value (the "Class B Common Stock") were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Registration Statement on Form S-1, as amended by Amendment Nos. 1 and 2 (Registration No. 33-11543), portions of the Company's Form 10-K for fiscal years ended July 31, 2002, 2003, 2004, 2010 and 2011, and portions of the Company’s Definitive Proxy Statement (Schedule 14A) dated December 13, 2011 are incorporated by reference in Part IV of this Form 10-K.

PART 1

Item 1.	Business

References in this Annual Report on Form 10-K (the “Annual Report”) to “EEI” refer to Ecology and Environment, Inc., a New York corporation.  References to “the Company,” “we,” “us,” “our,” or similar terms refer to EEI together with its consolidated subsidiaries.

Organization and Background

EEI was incorporated in February 1970 as a global broad-based environmental consulting firm whose underlying philosophy is to provide professional services worldwide so that sustainable economic and human development may proceed with acceptable impact on the environment.  Together with its subsidiaries, EEI has direct and indirect ownership in eleven active wholly-owned and majority-owned operating subsidiaries in six countries.  Our staff is comprised of individuals representing more than 80 scientific, engineering, health, and social disciplines working together in multidisciplinary teams to provide innovative environmental solutions.  We have completed more than 50,000 projects for a wide variety of clients in more than 120 countries, providing environmental solutions in nearly every ecosystem on the planet.  Our revenues originate from federal, state and local governments, domestic private clients, and private and governmental international clients.

Fiscal Year 2014 Operations Overview

For fiscal year 2014, we incurred a loss before income tax provision of $0.4 million, which was $0.5 million lower than the $0.9 million loss incurred during the previous fiscal year.  Lower revenues and higher software amortization costs were offset by lower contract adjustments recorded as net reductions from revenue, lower direct project-related costs and lower indirect expenses during fiscal year 2014.

Gross revenue less subcontract costs, which is a key performance measurement for us, decreased $12.7 million (11%) for fiscal year 2014.  Lower project work volumes in domestic government, energy, mining and asbestos inspection market sectors were partially offset by growth in mining and energy sectors in our South American operations.  We also recorded lower revenue from certain projects in the Middle East and China for which the Company has not had any project activity during fiscal year 2014.  Refer to Results of Operations in Item 7 of this Annual Report for additional analysis of revenues.

Net contract adjustments recorded as a reduction of revenue decreased $6.1 million (97%) during fiscal year 2014, as compared with the prior fiscal year.  During fiscal year 2013, we recorded $6.3 million of contract adjustments related to projects in China.  During the fourth quarter of fiscal year 2013, management suspended all project activity related to these contracts, and no revenue or contract adjustments were recorded during fiscal year 2014.

Refer to Results of Operations in Item 7 of this Annual Report for additional analysis of contract adjustments.

Abandonment and Conversion of Operating Software

During fiscal years 2012 and 2013, the Company acquired and developed a new operating and financial software system for use by EEI and its U.S. and foreign subsidiaries.  Through July 31, 2013, the Company capitalized $4.1 million of expenditures for the acquisition and development of this system, which was being amortized over a 10 year useful life.  During the quarter ended July 31, 2013, management assessed the utility and effectiveness of various modules included in the software package, and determined that certain software modules do not meet the needs of users that rely on the system and would not provide any future service potential.  As a result, the Company recorded a software impairment charge of $0.8 million during the three months ended July 31, 2013, which was included in administrative and indirect operating expenses on the consolidated statements of operations.

In November 2013, after an extensive assessment process, management decided to abandon the Company’s existing operating and financial software system and migrate to new system software.  The Company acquired and developed the new software during fiscal year 2014, and began utilizing the new software effective August 1, 2014 for the Company’s U.S. operations.  The process to evaluate, select and develop new operating and financial software systems for the Company’s significant foreign operations is expected to be completed in January 2015.  The total capitalized cost of the new software system, when fully developed, is expected to approximate $1.7 million for the Company’s U.S. operations and $0.2 million for its foreign operations.  The Company recorded software development costs of $1.4 million in property, plant and equipment during the fiscal year ended July 31, 2014.

The Company continued to utilize the previous software system through July 31, 2014, at which time the previous system was abandoned.  As a result, amortization of software development costs capitalized for the previous system was accelerated so that the system was completely amortized by July 31, 2014.  Total software amortization expense was $2.6 million, $0.4 million, and $0.2 million for the fiscal years ended July 31, 2014, 2013 and 2012, respectively.

Operating Expense Management

Direct project-related expenses decreased $4.6 million (9%) while total indirect expenses decreased $4.1 million (7%) during fiscal year 2014, due to lower project work volumes and to managed cost reductions.  Management at EEI and its U.S. subsidiaries critically reviewed technical and indirect staffing levels, other expenses necessary to support current project work levels and key administrative processes, particularly in our domestic subsidiaries and operations.  As a result of this review, the number of full time employees in various technical and indirect departments at EEI and its U.S. subsidiaries decreased by a combined 16% and 9% during fiscal years 2014 and 2013, respectively.  Utilization of contracted services was also reviewed and reduced at EEI.  Management continues to critically evaluate its organizational and cost structure to identify ways to operate more efficiently and cost effectively.

Refer to Results of Operations in Item 7 of this Annual Report for additional analysis of operating expenses.

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

In December 2005, the United States Environmental Protection Agency (the “EPA”) awarded us a contract known as START III to provide continuing support to EPA Region 10, which covers the four state territory of Alaska, Idaho, Washington and Oregon.  This was a combination time and materials/cost plus contract with a base term of three years plus options for an additional four years which were exercised through fiscal year 2013.  In July 2013, we were awarded a renewal of this contract by the EPA for a base term of three years and two two-year option periods, for a total potential contract term of seven years.  We recognized $5.6 million, $5.9 million and $5.5 million of revenue under this contract during fiscal years 2014, 2013 and 2012, respectively.

In May 2008, the EPA awarded us a START contract to provide technical support to EPA Region 9 which covers the four state area of California, Nevada, Arizona, Hawaii, and U.S. territories in the Pacific.  This was a combination time and materials/cost plus contract with a two year base period and two 18-month option periods that were exercised through 2013.  This contract was also extended for an additional six month period beyond the original contract term that was to expire on November 15, 2013.  In September 2013, as a result of a competitive bid and proposal process, we were notified by the EPA that we were not selected for renewal of the START contract for EPA Region 9.  In October 2013, we filed a protest with the U.S. Government Accountability Office (the “GAO”) requesting reconsideration of the award process and conclusion.  In November 2013, the EPA agreed to reevaluate the proposals for the EPA Region 9 START contract, and to extend our current contract pending completion of this review process.  In April 2014, the EPA reaffirmed its original decision not to award the contract to us.  Our current EPA Region 9 START contract will terminate in November 2014.  We recognized $4.8 million, $6.3 million and $6.3 million of revenue under this contract during fiscal years 2014, 2013 and 2012, respectively.

These contracts contain termination provisions under which the EPA may, without penalty, terminate the contract during the contract term upon written notice to us.  In the event of termination, we would be paid only termination costs in accordance with the contract.  We have never had a contract terminated by the EPA during the contract term.

Government Task Order Contracts

We have numerous task order contracts with state and federal governmental agencies which contain indefinite order quantities and/or option periods ranging from one to seven years.  Services under these contracts include oversight of pollution remediation, numerous projects with the U.S. Navy and hazardous waste remediation activities for various state entities.  We also prepare environmental impact documents for federal land management agencies such as the Bureau of Land Management.

Energy

New technology and increasing demand for less carbon intensive and more sustainable use of resources presents complex challenges to energy developers and providers.  To keep pace with growing energy needs worldwide, we provide services to all phases of energy development by conducting critical feature/fatal flaw analyses, social and health impact assessments, feasibility and siting studies, field surveys, permitting, construction inspection and compliance monitoring.  As public participation has become increasingly important, EEI has developed specialized tools and techniques for successful stakeholder engagement.

•	Electric Transmission

Our comprehensive approach to transmission project siting and permitting has developed from experience on over 15,000 miles of transmission line, including underwater and underground DC lines, urban rebuilds, and renewable generation interconnections.  We prepare feasibility studies, evaluate alternative routes, analyze environmental impacts, and acquire needed certificates, approvals, and permits for electric transmission facilities worldwide to bring renewable energy from its source to regional population centers as well as to upgrade aging infrastructure.  Recognizing the increasing need for proactive public involvement, we work closely with our clients to effectively engage stakeholders and identify environmental constraints, community concerns, and permitting requirements early.

•	Pipelines

To date, we have worked on more than 200 projects in the pipeline industry involving more than 50,000 miles of pipeline systems.  Our extensive experience includes route selection, evaluation of alternatives, field surveys, regulatory compliance and permit support, and preparation of environmental monitoring and restoration plans, including development of quality assurance specifications.

•	Offshore Energy

Global demand for renewable energy has stimulated the development of new technologies for generating energy from ocean currents, tides, waves, and thermal resources.  The rising demand for fossil fuels, particularly natural gas, has expanded the exploration and production of offshore oil and gas reserves and global trade of liquefied natural gas (“LNG”).

We have extensive experience conducting siting, environmental analyses, and permitting for offshore energy projects worldwide, including wind farms, wave energy converters, LNG terminals, deep water ports, floating production storage and offloading facilities (“FPSOs”), and subsea pipeline and electrical transmission cables.  We guide clients in developing successful permitting strategies and provide comprehensive environmental and regulatory support for offshore energy projects.

We prepare third-party Environmental Impact Statements (“EISs”) and Environmental Impact Assessments (“EIAs”), Deepwater Port Applications, and Federal Energy Regulation Commission (“FERC”) Environmental Reports (“ERs”); perform siting/feasibility studies, plankton surveys, marine mammal acoustic impact modeling, dredging impact studies, coastal zone consistency evaluations, risk assessments, and marine vessel traffic studies, and develop and implement comprehensive plans for stakeholder engagement/outreach.

•	Wind Energy

We have extensive experience providing strategic environmental consulting services to wind energy developers and are a consulting member of the American Wind Energy Association (“AWEA”).  Our nationwide team has collectively worked on more than 420 wind energy projects in 37 states, helping clients successfully develop wind projects capable of producing more than 6,000 MW of environmentally safe, renewable electricity.  Our direct experience with wind energy development, from initial siting studies through construction and mitigation monitoring of completed wind energy projects, allows us to anticipate potential project delays and resolve issues to keep client projects on schedule.

We provide strategic consulting in all facets of environmental permitting and compliance, environmental evaluation, threatened and endangered species, avian and bat surveys, and land use studies.  Our civil engineering support services include design of structure foundations and roadways and coordination for gathering line placement, substation, and transmission line requirements.  In addition, we recognize that public outreach efforts are an important component of any wind power project and, therefore, maintain in-house public relations experts and graphic artists, who work as an integrated team to design outreach programs geared toward landowners and officials.

•	Solar Energy

We have assisted solar developers to permit and build projects powering more than 4,000 MWs of clean, renewable energy in 15 states.  We support all phases of solar energy development, including critical issues analyses, feasibility and siting studies, permitting and due diligence audits, environmental impact assessments, project permitting and construction monitoring and operational compliance.

•	Geothermal Energy

Geothermal energy as a source of base load power is widely recognized as a clean and safe alternative to nonrenewable energy sources.  However, construction of a geothermal power plant comes with the potential for adverse effects on land stability within the region surrounding the project, as well as other socioeconomic and waste disposal concerns.  We offer planning and consulting services to address environmental and socioeconomic impacts associated with geothermal energy development.

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

Natural Resource Management/Restoration

Our approach to restoration design focuses on mimicking natural systems in form, function, and process—developing practical strategies for sustainable design and uplift.  We conceive and design environmental restoration projects that restore affected habitat through the efficient and innovative integration of biological and engineering solutions.  We assist our clients in meeting their goals through the application of restoration measures to mine reclamation, contaminated sediment remediation, land development strategies, recreational planning, comprehensive watershed planning, and threatened and endangered species protection.  Current work also includes helping clients such as the US Army Corps of Engineers address invasive species such as hydrilla and algal blooms in the Great Lakes watershed.  Through our work with The Nature Conservancy, we are also helping to restore areas on the Gulf Coast.

Sustainability, Resiliency, and Climate Adaptation

E & E planning teams are working with communities around the world with development and implementation of sustainable approaches for projects as varied as neighborhood-scale urban redevelopment, large-scale green city planning and design, and regional sustainability plans.   We help organizations and government agencies to plan for, respond to, and recover from extreme disruptive events that can result in a wide range of cascading emergencies, with an emphasis on building more resilient communities.  For example, we led the preparation of five community reconstruction zone plans developed as part of the New York Rising Community Reconstruction Program to help communities recently affected by extreme weather events build more resilient communities to better withstand storms of the future.

Planning

•	Environmental Planning and Assessment

Environmental impact assessment is at the core of our business.  Since EEI’s inception, this work has included numerous major EIS and ER projects, initial studies and EAs, and has mitigated negative declarations in accordance with the National Environmental Policy Act (“NEPA”) and various state requirements.  We also prepare similar documents under state laws, such as the California Environmental Quality Act.

•	Military Master Planning

In response to the advances seen in military master planning under taken by the Department of Defense (“DOD”) over the past few years, we have developed a team of experienced professionals in the areas of real property master planning, military programming, geospatial data and systems support, database management, and water resources planning.  Through our experience with modern military facility planning, we develop technologically advanced military master planning tools by leveraging the latest in Geographic Information System (“GIS”) and information technology.  We assist DOD installations in reducing their environmental footprint while sustaining mission requirements and maintaining positive relationships with the surrounding communities.

Emergency Planning and Management

Events around the world involving terrorism, bioterrorism, and natural disasters continue to raise concerns for public health and safety as well as environmental protection.  We provide logistical support, emergency response/management services, and comprehensive planning to businesses and state, county, and municipal governments in all phases of incident management, including preparedness, mitigation, response, and recovery.  In providing these multifaceted services, we determine local vulnerabilities and hazards and the in-place resources/assets to address those hazards in the context of applicable state and federal laws and regulations.

Hazardous and Radioactive Material Services

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

International

Since EEI’s incorporation in 1970, we have completed more than 50,000 environmental assignments in more than 120 countries worldwide.  Many of the services provided for our foreign clients are similar to the services we provide in the U.S. and help our clients to meet local expectations and regulatory requirements.  With an understanding of cultural, political, economic, operational, and legal factors that influence the solution to a given environmental problem, we aid international governments and lending institutions in their efforts to advance institutional systems for environmental management.  We have completed assignments involving environmental assessment; management and financial planning; institutional strengthening and standards development; water supply and development; wastewater treatment; and solid waste project construction supervision.  More recently, issues of public health, sustainability, and social and economic development have been added to that portfolio.

As modernizing economies outside of the U.S., Western Europe and Japan continue to develop, demand for global environmental services has also grown.  Most countries now have environmental laws to protect and regulate development of natural resources.  Many countries are also investing in infrastructure-related projects like bridges, roads, mines, water supply, power generation, communications networks, and ports, all of which present opportunities for us to provide environmental services.  Frequent and dramatic natural disasters in recent years have spurred many governments around the world to address disaster response and prevention strategies and the impacts of climate change, such as sea-level rise and storm intensity and frequency. Through our U.S. and South American operations, we believe that we are well-positioned to benefit from these growth opportunities.

Regulatory Compliance

The United States Congress and most state legislatures have enacted a series of laws to prevent and correct environmental problems.  These laws and their implementing regulations help to create the demand for the multidisciplinary consulting services offered by us.  Some of the principal federal legislation and corresponding regulatory programs which affect our business are described below:

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

•	Clean Air Act (“CAA”)

The CAA is the comprehensive federal law that regulates air emissions from stationary and mobile sources. Among other things, this law authorizes EPA to establish National Ambient Air Quality Standards (“NAAQS”) to protect public health and public welfare and to regulate emissions of hazardous air pollutants. One of the goals of the CAA was to set and achieve NAAQS in every state by 1975 in order to address the public health and welfare risks posed by certain widespread air pollutants.  The CAA was amended in 1977 and 1990 primarily to set new goals (dates) for achieving attainment of NAAQS since many areas of the country had failed to meet the deadlines.  The setting of these pollutant standards was coupled with directing the states to develop state implementation plans (“SIPs”) applicable to appropriate industrial sources in the state, in order to achieve these standards.

We help clients to estimate emissions, develop air permitting strategies, and prepare permit applications.  We also prepare the technical studies and engineering documents (e.g., emissions and greenhouse gas estimates, air modeling, risk analysis, design drawings) necessary to support permit applications.

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

•	Migratory Bird Treaty Act and Golden Eagle Protection Act

The protective provisions of these regulations present challenges to construction projects.  We prepare plans that consolidate all avian issues in a single document and streamline and activities to address them, which facilitates agency review and approval, helps construction contractors meet their obligations and enhances transparency.

•	Other

Our operations are also influenced by other federal, state, and international laws and regulations protecting the environment.  In the U.S. market, such regulatory rules and provisions include the Atomic Energy Act (“AEA”) and the Oil Pollution Control Act (“OPA”).  Examples of services provided by us as a result of these laws include the development of spill prevention control and emergency prevention procedures, as well as countermeasure plans for various facilities potentially affecting human health and the environment. Related laws such as the Occupational Safety and Health Act ("OSHA"), which regulates exposures of employees to toxic chemicals and other physical agents in the workplace, also have a significant impact on our operations. An example is the process safety regulation issued by OSHA which requires safety and hazard analysis and accidental release contingency planning activity to be performed if certain chemicals are used in the work place.

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

The backlog of uncompleted projects and maximum potential revenues from indefinite task order contracts are summarized in the following table.

	Amount as of July 31,
	2014	2013
	(in millions)
Total firm backlog of uncompleted contracts	$66.7	$61.8
Anticipated completion of firm backlog in next twelve months	52.4	51.2
Maximum potential revenue from task order contracts	192.2	123.1

Business Development

Our business development activities take place everywhere we work.  Although we have a dedicated business development group that includes sales, marketing and communications professionals, the technical staff is also active in identifying opportunities and developing business relationships.  We meet with existing and potential clients to understand their needs and anticipate new markets.  We participate in professional organizations and often speak at seminars and conferences to enhance our professional knowledge and relationships.  We also attend and participate in trade shows and professional seminars relating to our business.  We monitor numerous environmental, business and other publications to identify potential clients and their needs.

We closely track government contract procurements, respond to requests for proposals, bids, and qualifications, and develop proposals to win new or repeat business.  We also monitor government regulations, environmental and social trends, and other events that may affect our clients and thereby generate new business.

Competition

We are subject to competition with respect to each of the services that we provide.  No entity currently dominates the environmental services industry and no one organization has the capability to serve the entire market.  Some of our competitors are larger than us, have greater financial and other resources than we do, or may be more specialized in certain disciplines or locations.  We compete primarily on the basis of our reputation, quality of service, expertise, responsiveness and price.

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

As of July 31, 2014, including all of our subsidiaries, we had 1,013 employees (855 full-time) in all of our offices, which included 618 employees (479 full-time) in domestic offices and 395 employees (376 full-time) in foreign offices.  The majority of our employees hold bachelor's and/or advanced degrees in such areas as chemical, civil, mechanical, sanitary, soil, structural and transportation engineering, biology, geology, hydrogeology, ecology, urban and regional planning and oceanography.  The employees at our majority-owned subsidiary in Brazil (152 full time employees as of July 31, 2014) are represented by a labor organization.  We believe that our relationship with the labor organization in Brazil and with all of our employees is good.

Corporate Governance / Security Exchange Rules

Our shares of Class A Common Stock are listed on the National Association of Securities Dealers Automated Quotations (NASDAQ) Stock Market.  NASDAQ requires all of its listing companies to be in compliance with NASDAQ’s standards of corporate governance set forth in the NASDAQ Marketplace Rules (NASDAQ CG Rules).  We have certified to the NASDAQ that we are in compliance with the NASDAQ CG Rules except for those NASDAQ CG Rules relating to the Director Nominations Process, the Compensation of Officers and Board Compensation.   For these items, we relied upon the “controlled company” exception found in the NASDAQ CG Rules.  A “controlled company” is a listing company where more than 50 percent of the voting power of the listing company is in the control of a group.  As of July 31, 2014, a group that holds more than 50 percent of the voting power of our Class A Common Stock, consisting of Messrs. Frank B. Silvestro, Ronald L. Frank, Gerald A. Strobel, Gerard A. Gallagher and Harvey J. Gross, the Estate of Mr. Gerhard Neumaier and members of their families, does exist.  Therefore, we are a “controlled company” for purposes of the NASDAQ CG Rules.

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

Revenues from all municipal, state and federal government contracts represented 24%, 29% and 27% of total revenues for fiscal years 2014, 2013 and 2012, respectively.  Inability to win or renew government contracts could adversely affect our operations and significantly reduce our revenue and profits.

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

Poor global and domestic economic conditions could impact the availability of funding for certain private environmental projects.  In addition, governmental budget cuts or delays in governmental spending could defer or halt work on public environmental programs.  These economic uncertainties could adversely affect our operations and significantly reduce our profits.

International operations are subject to a number of risks.

Revenues from international operations represented 36%, 32%, and 37% of total revenues for fiscal years 2014, 2013, and 2012, respectively.  International operations are subject to a number of risks, including:

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

	Twelve Months Ended July 31,
	2014	2013	2012

Time and materials	54%	48%	49%
Fixed price	39	43	44
Cost-plus	7	9	7
Total revenue	100%	100%	100%

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

A portion of our revenues and profit margins are measured and recognized using the percentage of completion method of accounting which is discussed further in Note 3 of the Consolidated Financial Statements. The use of this method results in the recognition of revenues and profit margins ratably over the life of a contract. The effect of revisions to revenues and estimated costs is recorded when the amounts are known or can be reasonably estimated. Such revisions could occur in subsequent periods and their effects could be material. Although we have historically been able to make reasonably accurate estimates of work progress, the uncertainties inherent in the estimating process make it possible for actual costs to vary from estimates in a material amount, including reductions or reversals of previously recorded revenues and profits.

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

We rely on information technology for all aspects of our operations, including but not limited to our project proposal, contract management, project management, labor management, client billing, vendor payment, tax management, liquidity management and financial reporting processes.  During fiscal year 2014, we substantially completed the conversion of our operating software for our U.S. operations.  During fiscal year 2015, we intend to complete operating software conversions for certain of our South American subsidiaries.  Failure to adequately manage the worldwide implementation and utilization of system software could negatively impact our ability to manage our operations and our ability to accurately report our financial results on a timely basis.

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

Our current senior officers owned more than 40%  of the outstanding shares of Class B Common Stock as of July 31, 2014, which has one vote per share while the Class A Common Stock has one-tenth of a vote per share.  Therefore, current management could block a change in control, which could adversely affect the value of the Class A Common Stock.

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

We own our corporate headquarters (60,000 square feet), which is located in Lancaster, New York, a suburb of Buffalo.  We also own additional property in Lancaster, New York that includes a warehouse and office facility (35,000 square feet).  We also lease forty-one (41) regional offices in the United States and eleven (11) offices in foreign locations.

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

On February 4, 2011, the Chico Mendes Institute of Biodiversity Conservation of Brazil (the “Institute”) issued a Notice of Infraction to E & E Brasil.  E&E Brasil is a majority-owned subsidiary of Ecology and Environment, Inc.  The Notice of Infraction concerns the taking and collecting species of wild animal specimens without authorization by the competent authority and imposes a fine of 520,000 Reais, which has a value of approximately $0.2 million at July 31, 2014.  No claim has been made against Ecology and Environment, Inc.  The Institute has also filed Notices of Infraction against four employees of E&E Brasil alleging the same claims and has imposed fines against those individuals that, in the aggregate, are equal to the fine imposed against E&E Brasil.  E&E Brasil has filed administrative responses with the Institute for itself and its employees that: (a) denies the jurisdiction of the Institute, (b) states that the Notice of Infraction is constitutionally vague and (c) affirmatively stated that E&E Brasil had obtained the necessary permits for the surveys and collections of specimens under applicable Brazilian regulations and that the protected conservation area is not clearly marked to show its boundaries.  At this time, E&E Brasil has attended one meeting where depositions were taken. The Company believes that these administrative proceedings in Brazil will not have an adverse material effect on the operations of the Company.

Item 4.	Mining Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Principal Market for EEI Common Stock

The Company’s Class A Common Stock is listed on NASDAQ.  There is no separate market for the Company’s Class B Common Stock.

High and Low Stock Prices for Class A Common Stock

The range of high and low prices for the Company's Class A Common Stock, as reported by NASDAQ, are summarized in the following table.

	High Share Price	Low Share Price
Fiscal Year Ended July 31, 2014:
First Quarter (commencing August 1, 2013 - October 31, 2013)	$12.25	$10.52
Second Quarter (commencing November 1, 2013 - January 31, 2014)	11.88	10.41
Third Quarter (commencing February 1, 2014 - April 30, 2014)	12.78	9.02
Fourth Quarter (commencing May 1, 2014 - July 31, 2014)	11.25	9.49

Fiscal Year Ended July 31, 2013:
First Quarter (commencing August 1, 2012 - October 31, 2012)	$13.00	$11.60
Second Quarter (commencing November 1, 2012 - January 31, 2013)	13.36	10.70
Third Quarter (commencing February 1, 2013 - April 30, 2013)	14.42	11.75
Fourth Quarter (commencing May 1, 2013 - July 31, 2013)	13.00	10.05

Holders of Common Stock

As of September 30, 2014, 2,659,174 shares of the Company's Class A Common Stock were outstanding and there were 345 holders of record of the Company's Class A Common Stock.  We estimate that the Company has a significantly greater number of Class A Common Stock shareholders because a substantial number of the Company's shares are held in street name.

As of September 30, 2014, 1,629,197 shares of the Company's Class B Common Stock were outstanding and there were 57 holders of record of the Class B Common Stock.

Dividends

Including the fiscal year ended July 31, 2014, the Company has declared semi-annual dividends for 28 consecutive years.  The Company declared dividends totaling $0.48 per common share during the fiscal years ended July 31, 2014, 2013 and 2012.

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

Equity Compensation Plan Information

Equity compensation plan information as of July 31, 2014 is summarized in the following table.

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance

Equity compensation plans approved by security holders:
2011 Stock Award Plan	---	---	183,613
Total	---	---	183,613

Refer to Note 12 to Consolidated Financial Statements, included in Item 8 of this Annual Report, for additional information regarding the Company’s equity compensation plans.

Purchased Equity Securities

In August 2010, the Company’s Board of Directors approved a 200,000 share repurchase program.  The following table summarizes the Company's purchases of its common stock during the fiscal year ended July 31, 2014 under this share repurchase program.

Fiscal Year 2014 Reporting Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

August	---	---	---	93,173
September	---	---	---	93,173
October	---	---	---	93,173
November	16,091	$10.77	---	77,082
December	---	---	---	77,082
January	---	---	---	77,082
February	---	---	---	77,082
March	---	---	---	77,082
April	---	---	---	77,082
May	---	---	---	77,082
June	---	---	---	77,082
July	---	---	---	77,082

Item 6.	Selected Consolidated Financial Data

	Fiscal Year Ended July 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share amounts)
Operating data:
Revenues, net	$128,427	$134,937	$155,410	$169,173	$144,098
(Loss) income from operations	(507)	(898)	4,784	12,386	9,893
(Loss) income before income tax provision (benefit)	(447)	(968)	4,398	12,755	10,459
Net (loss) income attributable to Ecology and Environment, Inc.	(1,383)	(2,130)	774	6,960	4,258
Net (loss) income per common share (basic and diluted)	(0.32)	(0.50)	0.18	1.65	1.02
Cash dividends declared per common share (basic and diluted)	$0.48	$0.48	$0.48	$0.46	$0.42

Weighted average common shares outstanding (basic and diluted)	4,283,984	4,247,821	4,233,883	4,222,688	4,160,816

	Balance at July 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share amounts)
Balance sheet data:
Working capital	$31,203	$34,288	$38,511	$41,979	$38,950
Total assets	71,708	81,682	97,512	94,268	79,959
Outstanding advances under lines of credit	1,572	6,529	12,309	---	---
Long-term debt and capital lease obligations (current and long-term portions)	842	451	591	2,138	1,695
Ecology and Environment, Inc. shareholders’ equity	37,678	43,544	48,146	50,034	44,864
Book value per share (basic and diluted)	$8.80	$10.25	$11.37	$11.85	$10.78

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Cash and cash equivalents decreased $2.6 million during fiscal year 2014, primarily due to the following non-operating expenditures that were approved by the Board of Directors on a discretionary basis:

•	$2.1 million for dividend payments to shareholders;
•	$0.7 million for acquisition of all remaining minority interests in Walsh Environmental Scientists & Engineers, LLC (“Walsh”); and
•	$0.2 million for purchases of treasury stock.

Excluding these discretionary cash outflows, net cash generated from operations of $8.1 million during fiscal year 2014 was adequate to fund investing and financing activities required to maintain our current operations and to reduce our outstanding lines of credit by $5.0 million during the period.

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

Cash and cash equivalents activity and balances are summarized in the following table.

	Fiscal Year Ended July 31,
	2014	2013	2012
Cash provided by (used in):
Operating activities	$8,102,798	$11,943,124	$(360,288)
Investing activities	(2,601,349)	(2,557,656)	(5,533,398)
Financing activities	(8,013,694)	(9,950,867)	7,988,123
Effect of exchange rate changes on cash and cash equivalents	(43,172)	(457,711)	(156,509)
Net (decrease) increase in cash and cash equivalents	$(2,555,417)	$(1,023,110)	$1,937,928

Cash and cash equivalents, by location:
U.S. operations	$3,822,933	$6,244,053	$4,398,921
Foreign operations	3,066,310	3,200,607	6,068,849
Total cash and cash equivalents	$6,889,243	$9,440,660	$10,467,770

Net cash provided by operations during fiscal year 2014 resulted mainly from the following activity:
•	Net income (after adjustment for non-cash items) provided $3.2 million of operating cash;
•	Net collections of contract receivables provided $1.9 million of operating cash; and
•	A federal tax refund received during the third quarter of fiscal year 2014 provided $1.5 million of operating cash; and
•	Other working capital activity provided $1.5 million of operating cash.

Net cash used in investment activities during fiscal year 2014 resulted mainly from the following activity:
•	Purchases of property, building and equipment resulted in a $2.0 million use of cash, $1.4 million of which related to software acquisition costs; and
•	Acquisitions of noncontrolling interests in Walsh by EEI resulted in a $0.7 million use of cash.

Net cash used in financing activities during fiscal year 2014 resulted mainly from the following activity:
•	Dividend payments to common shareholders resulted in a $2.1 million use of cash;
•	Net repayment of borrowings against our lines of credit resulted in a $5.0 million use of cash;
•	Repayment of debt and capital lease obligations resulted in a $0.7 million use of cash;
•	Distributions to non-controlling interests resulted in a $0.7 million use of cash;
•	Purchases of treasury stock resulted in a $0.2 million use of cash; and
•	Proceeds from debt provided $0.6 million of cash.

We have unsecured lines of credit available to provide cash and letters of credit for operations.  Contractual interest rates ranged from 2.50% to 3.00% at July 31, 2014.  Our lenders have reaffirmed the lines of credit within the past twelve months.  Our lines of credit are summarized in the following table.

	Balance at July 31,
	2014	2013

Outstanding cash draws, recorded as lines of credit on the accompanying consolidated balance sheets	$1,572,466	$6,528,691
Outstanding letters of credit to support operations	1,944,994	3,080,938
Total amounts used under lines of credit	3,517,460	9,609,629
Remaining amounts available under lines of credit	30,851,540	24,759,371
Total approved unsecured lines of credit	$34,369,000	$34,369,000

Balance Sheets

Contract Receivables, net

Contract receivables, net are summarized in the following table.

	Balance at July 31,
	2014	2013

Contract Receivables:
Billed	$26,863,708	$36,284,950
Unbilled	23,694,451	16,441,857
	50,558,159	52,726,807
Allowance for doubtful accounts and contract adjustments	(6,126,854)	(5,592,800)
Contract receivables, net	$44,431,305	$47,134,007

Contract Receivable Concentrations

Significant concentrations of contract receivables and the allowance for doubtful accounts and contract adjustments are summarized in the following table.

	Balance at July 31, 2014		Balance at July 31, 2013
Region	Contract Receivables	Allowance for Doubtful Accounts and Contract Adjustments	Contract Receivables	Allowance for Doubtful Accounts and Contract Adjustments

United States, Canada and South America	$43,394,442	$1,611,068	$41,302,180	$1,576,746
Middle East and Africa	7,010,225	4,386,240	10,876,151	3,886,508
Asia	153,492	129,546	548,476	129,546
Totals	$50,558,159	$6,126,854	$52,726,807	$5,592,800

Combined contract receivables related to projects in the Middle East, Africa and Asia represented 14% and 22% of total contract receivables at July 31, 2014 and 2013, respectively, while the combined allowance for doubtful accounts and contract adjustments related to these projects represented 74% and 72%, respectively, of the total allowance for doubtful accounts and contract adjustments at those same period end dates.  These allowance percentages highlight the Company’s experience of heightened operating risks (i.e., political, regulatory and cultural risks) within these foreign regions in comparison with similar risks in the United States, Canada and South America.  These heightened operating risks have resulted in increased collection risks and the Company expending resources that it may not recover for several months, or at all.

Results of Operations

Revenue, net

Revenue, net and revenue, net less subcontract costs, by business entity, are summarized in the following table.

	Fiscal Year Ended July 31,
	2014	2013	2012

Revenue by entity:
EEI and its wholly owned subsidiaries (excluding Walsh)	$69,446,427	$82,358,140	$85,150,365
Walsh and EEI’s majority-owned subsidiaries:
Walsh	33,168,180	28,263,579	39,295,981
Ecology & Environment do Brasil, Ltda (“E&E Brasil”)	13,811,391	15,125,046	15,702,130
Gestion Ambiental Consultores S.A. (“GAC”)	8,808,052	10,640,382	11,298,271
ECSI, LLC (“ECSI”)	3,366,793	4,869,394	5,539,993
Total gross revenue	128,600,843	141,256,541	156,986,740
Net contract adjustments recorded as a reduction from revenue	(173,967)	(6,319,650)	(1,576,641)
Revenue, net per consolidated statements of operations	$128,426,876	$134,936,891	$155,410,099

Gross revenue less subcontract costs, by entity:
EEI and its wholly owned subsidiaries (excluding Walsh)	$59,627,259	$69,691,641	$72,290,708
Walsh and EEI’s majority-owned subsidiaries:
Walsh	20,796,673	20,796,180	26,003,190
E&E Brasil	12,833,626	13,778,136	14,433,459
GAC	6,958,103	7,327,335	6,620,988
ECSI	3,272,119	4,621,818	5,323,216
Total	$103,487,780	$116,215,110	$124,671,561

Fiscal Year 2014 Versus 2013

The decrease in consolidated gross revenue for fiscal year 2014, as compared with the prior fiscal year, primarily resulted from the net impact of the following activity:

•	Lower revenue for EEI and its wholly-owned subsidiaries (excluding Walsh) for fiscal year 2014 resulted primarily from the following activity:
o	EEI recorded $3.8 million of gross revenue related to projects in China during fiscal year 2013. All project activity related to these contracts was suspended during the fourth quarter of fiscal year 2013, and no revenue related to these projects was recorded during fiscal year 2014; and
o	generally lower sales volume, particularly within domestic state and federal government markets, as expired contracts were not renewed or replaced with new work.
•	Consolidated Walsh revenue for fiscal year 2014 was relatively unchanged from the prior fiscal year, which was the net result of the following activity:
o	higher energy sector revenues from Walsh’s South American operations; which was partially offset by
o	lower sales volumes from asbestos inspection, energy and mining sectors in the U.S., as expiring contracts were not renewed or replaced by new work.
•	Lower E&E Brasil revenue for fiscal year 2014 was primarily due to lower sales volumes in the energy transmission sector and weakening of the local currency (Reais) against the U.S. dollar.
•	Lower GAC revenue for fiscal year 2014 mainly resulted from the following net activity:
o	lower sales volume from the commercial mining market, mainly due to a general decline in the Chilean economy; and
o	a decline in the value of the Chilean Peso against the U.S. dollar throughout the year; which were partially offset by
o	lower utilization of subcontracted labor, which resulted in higher utilization of GAC employees.
•	Lower ECSI revenue during fiscal year 2014 mainly resulted from lower sales volumes in the mining sector, as projects completed during fiscal year 2013 were not renewed or replaced during the current year.

Fiscal Year 2013 Versus 2012

The overall decrease in consolidated revenue less subcontract costs for the fiscal year ended July 31, 2013, as compared with the prior fiscal year, resulted from the net impact of the following entity activity:

•	Lower EEI and wholly-owned subsidiary revenue resulted from lower sales volume, particularly within domestic state and federal government markets.
•	Lower Walsh revenue primarily resulted from lower sales volume, particularly within the energy and mining sectors in its U.S. and foreign markets.
•	Lower E&E Brasil revenue was primarily due to weakening of the local currency (Reais) against the U.S. dollar. In the local currency, revenue for E&E Brasil increased 9% during the fiscal year ended July 31, 2013, primarily due to higher revenues in the energy transmission sector.
•	Higher GAC revenue less subcontract costs was primarily due to a significant decrease in subcontract costs, which was partially offset by lower sales volume in the mining sector, as a mining project completed during fiscal year 2012 was not renewed or replaced during fiscal year 2013.
•	Lower ECSI revenue primarily resulted from lower sales volume in the mining sector, as a mining project completed during fiscal year 2012 were not renewed or replaced during fiscal year 2013.

Contract Adjustments

Net contract adjustments recorded as reductions from revenue are summarized by region in the following table.

	Fiscal Year Ended July 31,
Region	2014	2013	2012

United States, Canada and South America	$309,651	$(73,534)	$355,643
Middle East and Africa	(483,618)	72,024	(1,314,058)
Asia	---	(6,318,140)	(618,226)
Totals	$(173,967)	$(6,319,650)	$(1,576,641)

Fiscal Year 2014 Activity

Net contract adjustments recorded for projects in the U.S., Canada and South America includes net adjustments resulting from revenues that are deemed to be unrealizable or that may become unrealizable in the future, as well as adjustments to estimated liabilities for project disallowances that are recorded in other accrued liabilities.  During fiscal year 2014, as a result of a revised estimate of a settlement liability recorded in a prior fiscal year, we recorded a $0.3 million reduction on our reserves for project disallowances recorded in other accrued liabilities.

Net contract adjustments recorded for projects in the Middle East and Africa mainly resulted from a $1.5 million increase in the reserve for contract adjustments associated with a specific project in the Middle East, which was partially offset by $1.0 million of reserve reversals resulting from cash receipts or approvals of task orders related to receivables that had been previously reserved.

Fiscal Year 2013 Activity

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

After considering the age of the related contract receivables, non-payment of advanced payments owed to the Company and the lack of any other cash collections to date, management concluded during the fourth quarter of fiscal year 2013 that the contract receivables from the client in China were uncollectible.  During fiscal year 2013, we recorded $6.3 million of contract adjustments related to these contract receivables.  The total allowance for doubtful accounts and contract adjustments related to these contracts was $6.8 million at July 31, 2013, which represented 100% of the related contract receivable balances.  During the fourth quarter of fiscal year 2013, management suspended all project activity related to these contracts, and no revenue was recorded during fiscal year 2014.

Operating Expenses

During fiscal years 2014 and 2013, management at EEI and its U.S. subsidiaries critically reviewed technical and indirect staffing levels, other expenses necessary to support current project work levels and key administrative processes, particularly in our domestic subsidiaries and operations.  As a result of this review, the number of full time employees in various technical and indirect departments at EEI and its U.S. subsidiaries decreased by a combined 16% and 9% during fiscal years 2014 and 2013, respectively.  Utilization of contracted services was also reviewed and reduced at EEI.  Management continues to critically evaluate its organizational and cost structure to identify ways to operate more efficiently and cost effectively.

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

	Fiscal Year Ended July 31,
	2014	2013	2012

EEI and its wholly owned subsidiaries (excluding Walsh)	$26,407,023	$29,408,179	$33,152,707
Walsh and EEI’s majority-owned subsidiaries:
Walsh	5,118,715	6,034,926	7,709,299
E&E Brasil	7,322,385	7,524,216	8,413,975
GAC	5,133,125	5,258,000	4,499,132
ECSI	1,183,785	1,529,296	1,857,168
Total cost of professional services and other direct operating expenses	$45,165,033	$49,754,617	$55,632,281

Indirect operating expenses include administrative and indirect operating expenses, as well as marketing and related costs.  Combined indirect operating expenses by business entity, excluding depreciation and amortization expenses, are summarized in the following table.

	Fiscal Year Ended July 31,
	2014	2013	2012

EEI and its wholly owned subsidiaries (excluding Walsh)	$32,907,360	$36,239,243	$38,957,028
Walsh and EEI’s majority-owned subsidiaries:
Walsh	12,690,944	12,707,123	12,953,357
E&E Brasil	4,946,171	5,480,397	4,847,879
GAC	1,376,842	1,161,575	923,723
ECSI	2,559,021	3,021,712	2,836,756
Total administrative and indirect operating expenses and marketing and related costs	$54,480,338	$58,610,050	$60,518,743

Fiscal Year 2014 Versus 2013

The consolidated cost of professional services and other direct operating expenses decreased $4.6 million (9%) during fiscal year 2014, as compared with the prior fiscal year.  These net decreases were primarily due to lower consolidated revenues and lower service levels provided during the current year, and managed reductions in technical staff levels in U.S. operations.  Expense reductions in the U.S. were partially offset by a higher volume of project activity and related expenses in certain South American subsidiaries.

Consolidated administrative and indirect operating expenses and marketing and related costs decreased $4.1 million (7%) during fiscal year 2014.  During fiscal years 2013 and 2014, management at EEI and its U.S. subsidiaries critically reviewed key administrative processes, reduced indirect staffing levels, and reduced utilization of contracted services in certain indirect departments.  These cost reductions in the U.S. were partially offset by higher indirect expenses to support growth in certain South American subsidiaries.

Depreciation and amortization expense increased $1.7 million (72%) during fiscal year 2014 primarily due to accelerated amortization of the Company’s previous operating software system, which was abandoned at the end of fiscal year 2014 in favor of a new software system.

Fiscal Year 2013 Versus 2012

The consolidated cost of professional services and other direct operating expenses decreased $5.9 million (11%) during fiscal year 2013.  This net decrease was primarily due to lower consolidated revenues at EEI and its U.S. subsidiaries, which resulted from lower service levels provided during the year and to managed reductions in technical staff levels.  Expense reductions in the U.S. were partially offset by a higher volume of project activity and related expenses in South American subsidiaries.

Consolidated administrative and indirect operating expenses and marketing and related costs decreased $1.9 million (3%) during fiscal year 2013.  During the year, management at EEI and its U.S. subsidiaries critically reviewed indirect staffing levels and key administrative processes, and reduced staff counts and utilization of contracted services in certain indirect departments.  These cost reductions in the U.S. were partially offset by higher indirect expenses to support growth in South American subsidiaries and by a $0.8 million software impairment charge recorded by EEI during the fourth quarter of fiscal year 2013 (refer to Item 1 of this Annual Report).

Depreciation and amortization expense increased $0.3 million (12%) during fiscal year 2013, which resulted from acquisitions of depreciable assets of $1.8 million and $4.4 million during fiscal years 2013 and 2012, respectively.

Income Taxes

The income tax provision (benefit) resulting from domestic and foreign operations is summarized in the following table.

	Fiscal Year Ended July 31,
	2014	2013	2012

Income tax (benefit) provision from:
Domestic operations	$(802,558)	$(782,672)	$65,885
Foreign operations	1,145,621	1,036,906	1,292,031
Income tax provision, as reported on the consolidated statements of operations	$343,063	$254,234	$1,357,916

A reconciliation of the income tax provision using the statutory U.S. income tax rate compared with the actual income tax provision reported on the consolidated statements of operations is summarized in the following table.

	Fiscal Year Ended July 31,
	2014	2013	2012

Income tax (benefit) provision at the U.S. federal statutory income tax rate	$(152,113)	$(329,057)	$1,495,206
Income from "pass-through" entities taxable to noncontrolling partners	35,309	(102,933)	(255,065)
International rate differences	(143,493)	(197,217)	(329,825)
Other foreign taxes, net of federal benefit	(34,419)	94,528	211,088
Foreign dividend income	596,631	481,287	329,825
State taxes, net of federal benefit	27,739	3,871	13,193
Re-evaluation and settlements of tax contingencies	(19,533)	(58,105)	(180,304)
Peru non-deductible expenses	44,077	173,707	211,000
Canada valuation allowance	(83,257)	130,950	---
Other permanent differences	72,122	57,203	(137,202)
Income tax provision, as reported on the consolidated statements of operations	$343,063	$254,234	$1,357,916

Fiscal Year 2014 Versus 2013

The majority of the income or loss generated by the Company occurs in tax jurisdictions with combined income tax rates between 30 percent and 40 percent.  However, the mix of domestic and foreign earnings that created a small consolidated pre-tax loss, and the impact of permanent book-to-tax differences that are recognized regardless of pre-tax income or loss, resulted in an unusual negative effective income tax rate for fiscal year 2014.  The most significant of these permanent differences resulted from foreign dividend income that is taxed in the U.S. as a result of a reduced foreign tax credit created from the Company’s overall foreign loss.

During the fiscal year ended July 31, 2014 and 2013, the Company generated operating losses in the U.S. of $1.7 million and $3.8 million, respectively.  The net operating loss from fiscal year 2014 will be carried forward to future fiscal years.  The net operating loss from fiscal year 2013 was carried back to an earlier year and was fully utilized.  As of July 31, 2014, net operating losses attributable to operations in Brazil, Canada and China and net operating losses for state income tax purposes still exist.

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

Recent Accounting Pronouncements

Accounting Pronouncements Not Yet Adopted as of July 31, 2014

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11 Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”).  ASU 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows.  To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The Company adopted the provisions of ASU 2013-11 effective August 1, 2014 and applied its provisions retrospectively.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In May 2014, FASB issued ASU No. 2014-09 Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”).  ASU 2014-09 is the result of a joint project of FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard for use in the U.S and internationally.  ASU 2014-09 supersedes the revenue recognition requirements in Topic 605 of FASB’s Accounting Standards Codification (the “Codification”) and most industry-specific guidance throughout the Industry Topics of the Codification.  ASU 2014-09 enhances comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets, reduces the number of requirements an entity must consider for recognizing revenue, and requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized.  ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within the annual reporting period.  The Company intends to implement the provisions of ASU 2014-09 effective August 1, 2017.  ASU 2014-09 requires either retrospective application by restating each prior period presented in the financial statements, or retrospective application by recording the cumulative effect on prior reporting periods to beginning retained earnings in the year that the standard becomes effective.  Management is currently assessing the provisions of ASU 2014-09 and has not yet estimated the impact of this ASU.

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

Revenue Recognition

Our revenues are derived primarily from the professional and technical services performed by its employees or, in certain cases, by subcontractors engaged to perform on under contracts entered into with our clients. The revenues recognized, therefore, are derived from our ability to charge clients for those services under the contracts.  Sales and cost of sales at our South American subsidiaries exclude tax assessments by governmental authorities, which are collected from clients and then remitted to governmental authorities.

Substantially all of our revenue is derived from environmental consulting work.  The consulting revenue is principally derived from the sale of labor hours.  The consulting work is performed under a mix of fixed price, cost-type, and time and material contracts.  Contracts are required from all clients.  Revenue is recognized as follows:

Contract Type	Work Type	Revenue Recognition Policy

Time and materials	Consulting	As incurred at contract rates.
Fixed price	Consulting	Percentage of completion, approximating the ratio of either total costs or Level of Effort (LOE) hours incurred to date to total estimated costs or LOE hours.
Cost-plus	Consulting	Costs as incurred plus fees. Fees are recognized as revenue using percentage of completion determined by the percentage of LOE hours incurred to total LOE hours in the respective contracts.

Revenues associated with these contract types are summarized in the following table.

	Twelve Months Ended July 31,
	2014	2013	2012

Time and materials	$69,136,988	$64,522,639	$76,889,583
Fixed price	50,077,507	58,244,072	67,638,479
Cost-plus	9,212,381	12,170,180	10,882,037
Total revenue	$128,426,876	$134,936,891	$155,410,099

Time and material contracts are accounted for over the period of performance, in proportion to the costs of performance, predominately based on labor hours incurred.  Time and materials contracts generally represent the time spent by our professional staff at stated or negotiated billing rates, plus materials used during project work.  Many time and materials contracts contain “not to exceed” provisions that effectively cap the amount of revenue that we can bill to the client.  In order to record revenue that exceeds the billing cap, we must obtain written approval from the client for expanded scope or increased pricing.

Fixed price contracts are accounted for using the “percentage-of-completion” method, wherein revenue is recognized as project progress occurs.  Fixed-price contracts generally present the highest level of financial and performance risk, but often also provide the highest potential financial returns.

Cost-plus contracts provide for payment of allowable incurred costs, to the extent prescribed in the contract, plus fees that we record as revenue.  These contracts establish an estimate of total cost and an invoicing ceiling that the contractor may not exceed without the approval of the client.  Cost-plus contracts present a lower risk, but generally provide lower returns and often include more onerous terms and conditions.

Our project management teams continuously monitor the budgets, costs to date and estimated costs to complete project work.  If the estimated costs at completion on any contract indicates that a loss will be incurred, the entire estimated loss is charged to operations as a reduction of revenue in the period the loss becomes evident.

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

We maintain an allowance for project disallowances in other accrued liabilities for potential cost disallowances resulting from government audits and project close-outs.  Government audits have been completed and final rates have been negotiated for fiscal years through 2007.  We have estimated our exposure based on completed audits, historical experience and discussions with the government auditors.  If these estimates or their related assumptions change, we may be required to adjust its recorded allowance for project disallowances.

Allowance for Doubtful Accounts and Contract Adjustments

We reduce our contract receivables by recording an allowance for doubtful accounts for estimated credit losses resulting from a client’s inability or unwillingness to pay valid obligations to us.  The resulting provision for bad debts is recorded within administrative and indirect operating expenses on the consolidated statements of operations.  The likelihood that the client will pay is based on the judgment of those closest to the related project and the client.  At a minimum, management considers the following factors to determine the collectability of contract receivables for any specific project:

•	Client acknowledgment of amount owed to us;
•	Client liquidity/ability to pay;
•	Historical experience with collections from the client;
•	Amount of time elapsed since last payment; and
•	Economic, geopolitical and cultural considerations for the home country of the client.

We recognize that there is a high degree of subjectivity and imprecision inherent in the process of estimating future credit losses that are based on historical trends and client data.  As a result, actual credit losses can differ from these estimates.

We also reduce contract receivables by establishing an allowance for contract adjustments related to revenues that are deemed to be unrealizable, or that may become unrealizable in the future.  Management reviews contract receivables and determines allowances amounts based on:

•	our operating performance related to the adequacy of the services performed under the contract;
•	the status of change orders and claims;
•	our historical experience with the client for settling change orders and claims; and
•	economic, geopolitical and cultural considerations for the home country of the client.

Because of the high degree of subjectivity and imprecision inherent in the process of estimating allowances that are based on historical trends and client data, actual contract losses can differ from these estimates.

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

We completed our annual goodwill impairment test as of July 31, 2014, and concluded that our recorded goodwill was not at risk for impairment as of that date.  As of July 31, 2014, the estimated fair values exceeded the carrying values of each of the individual business units to which goodwill has been assigned.

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

A tax position is a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions shall be recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position will be sustained.   Tax positions that meet the more likely than not threshold should be measured using a probability weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement.  We recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in administrative and indirect operating expenses.  Whether the more-likely-than-not recognition threshold is met for a tax position, is a matter of judgment based on the individual facts and circumstances of that position evaluated in light of all available evidence.  Based on available evidence, management has estimated that uncertain tax positions did not exceed $0.1 million at July 31, 2014 or 2013.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using enacted tax rates expected to be in effect for the year in which the temporary differences are expected to reverse.  Our policy is to establish a valuation allowance if it is “more likely than not” that the related tax benefits will not be realized.  At July 31, 2014 and 2013, we determined based on available evidence, including historical financial results for the last three years and forecasts of future results, that it is “more likely than not” that a portion of these items may not be recoverable in the future.  Accordingly, we recorded total valuation allowances of $0.4 million and $0.6 million at July 31, 2014 and 2013, respectively, as a reduction of deferred tax assets.

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

Transactions with noncontrolling shareholders for the fiscal years ended July 31, 2014, 2013 and 2012 were recorded at amounts that approximated fair value.  Effects on shareholders’ equity resulting from changes in EEI’s ownership interest in its subsidiaries are summarized in the following table.

	Fiscal Years Ended July 31,
	2014		2013		2012
Sales of noncontrolling interest:
Sale of 600 Gustavson common shares	$	---	$	---	$41,634
Total sales of noncontrolling interests (10)		---		---	41,634
Purchases of noncontrolling interests:
Purchase of 344 Walsh common shares (1)		$(5,653)		---	---
Purchase of 3,705 Walsh common shares (2)		(1,120,749)		---	---
Purchase of 100 Walsh common shares (3)		(30,250)		---	---
Purchase of 50 Walsh common shares (4)		---		(18,316)	---
Purchase of 25 Lowham common shares (5)		---		(8,737)	---
Purchase of 495 Walsh common shares (6)		---		(243,653)	---
Purchase of 2,800 Gustavson common shares (7)		---		(293,102)	---
Purchase of 370 Walsh common shares (8)		---		(182,125)	---
Purchase of 75 Lowham common shares (9)		---		(30,002)	---
Purchase of 25 Gestion Ambiental Consultores common shares		---		---	(7,452)
Purchase of 166 Walsh common shares		---		---	(97,634)
Purchase of 496 Walsh common shares		---		---	(277,514)
Purchase of 5,389 Brazil common shares		---		---	77,539
Purchase of 26,482 Walsh Peru common shares		---		---	(238,677)
Purchase of 152 Walsh common shares		---		---	(76,037)
Total purchases of noncontrolling interests (10)		(1,156,652)		(775,935)	(619,775)
Net transfers from noncontrolling interests		$(1,156,652)		$(775,935)	$(578,141)

(1)	In January 2014, EEI purchased an additional 0.9% of Walsh Environmental Scientists and Engineers, LLC (“Walsh”) from noncontrolling shareholders for $0.1 million in cash. Walsh became a wholly-owned subsidiary of EEI as a result of these transactions.
(2)	In October 2013, EEI purchased an additional 9.4% of Walsh for $1.6 million. The purchase price was paid as follows: (i) one third in cash payable on the transaction consummation date; (ii) one third payable with EEI Common Stock on the transaction consummation date; and (iii) one third with a promissory note payable in two annual installments of one half the principal plus interest accrued at 3.25% per annum.
(3)	In October 2013, EEI purchased an additional 0.2% of Walsh for less than $0.1 million in cash.
(4)	In April 2013, EEI purchased an additional 0.1% of Walsh from noncontrolling shareholders for less than $0.1 million in cash.
(5)	In March 2013, Lowham-Walsh Engineering & Environment Services LLC (“Lowham”), a subsidiary of Walsh, purchased shares from noncontrolling shareholders for less than $0.1 million in cash.
(6)	In January 2013, EEI purchased an additional 1.3% of Walsh from noncontrolling shareholders for $0.2 million. Two thirds of the purchase price was paid in cash while the remaining one third was paid for with EEI stock.
(7)	In December 2012, Gustavson Associates, LLC (“Gustavson”) purchased an additional 6.7% of its shares from noncontrolling shareholders for $0.4 million. Half of the purchase price was paid in cash and Gustavson issued a three year note for the other half.
(8)	In December 2012, EEI purchased an additional 0.9% of Walsh from noncontrolling shareholders for $0.2 million in cash.
(9)	During the three months ending October 31, 2012, Lowham purchased shares from noncontrolling shareholders for less than $0.1 million in cash.
(10)	Sales (purchases) of additional noncontrolling interests are recorded as additions (reductions) of shareholders’ equity on the consolidated statements of changes in shareholders’ equity.

Inflation

During the fiscal years ended July 31, 2014, 2013 and 2012, inflation did not have a material impact on our business because a significant amount of our contracts are either cost based or contain commercial rates for services that are adjusted annually.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of July 31, 2014 or 2013.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Ecology and Environment, Inc.

We have audited the accompanying consolidated balance sheets of Ecology and Environment, Inc. and its subsidiaries (collectively, the Company) as of July 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended July 31, 2014.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended July 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ Schneider Downs & Co., Inc.

Pittsburgh, Pennsylvania
October 29, 2014

Ecology and Environment, Inc.
Consolidated Balance Sheets

	Balance at July 31,
Assets	2014	2013

Current assets:
Cash and cash equivalents	$6,889,243	$9,444,660
Investment securities available for sale	1,407,277	1,463,864
Contract receivables, net of allowance for doubtful accounts and contract adjustments of $6,126,854 and $5,592,800, respectively	44,431,305	47,134,007
Deferred income taxes	4,534,437	4,308,538
Income tax receivable	1,107,983	4,355,260
Other current assets	1,589,646	1,784,826

Total current assets	59,959,891	68,491,155

Property, building and equipment, net of accumulated depreciation of $28,615,915 and $24,569,139, respectively	7,941,455	10,122,801
Deferred income taxes	1,865,798	1,089,060
Other assets	1,941,178	1,978,668
Total assets	$71,708,322	$81,681,684

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$9,874,649	$9,864,138
Lines of credit	1,572,466	6,528,691
Accrued payroll costs	7,650,077	7,102,910
Current portion of long-term debt and capital lease obligations	420,737	199,658
Billings in excess of revenue	5,003,413	6,437,730
Other accrued liabilities	4,235,262	4,070,073

Total current liabilities	28,756,604	34,203,200

Income taxes payable	107,035	124,793
Deferred income taxes	631,083	462,787
Long-term debt and capital lease obligations	421,769	251,614
Commitments and contingencies (Note 18)	-	-

Shareholders' equity:
Preferred stock, par value $.01 per share (2,000,000 shares authorized; no shares issued)	-	-
Class A common stock, par value $.01 per share (6,000,000 shares authorized; 2,685,151 shares issued)	26,851	26,851
Class B common stock, par value $.01 per share; (10,000,000 shares authorized; 1,708,574 shares issued)	17,087	17,087
Capital in excess of par value	17,124,339	20,016,873
Retained earnings	21,916,575	25,365,853
Accumulated other comprehensive loss	(182,735)	(84,527)
Treasury stock, at cost (Class A common: 40,553 and 79,110 shares, respectively; Class B common: 64,801 shares)	(1,223,899)	(1,798,233)

Total Ecology and Environment, Inc. shareholders' equity	37,678,218	43,543,904
Noncontrolling interests	4,113,613	3,095,386

Total shareholders' equity	41,791,831	46,639,290

Total liabilities and shareholders' equity	$71,708,322	$81,681,684

The accompanying notes are an integral part of these consolidated financial statements.

Ecology and Environment, Inc.
Consolidated Statements of Operations

	Fiscal Year Ended July 31,
	2014	2013	2012

Revenue, net	$128,426,876	$134,936,891	$155,410,099

Cost of professional services and other direct operating expenses	45,165,033	49,754,617	55,632,281
Subcontract costs	25,113,063	25,041,431	32,315,179
Administrative and indirect operating expenses	41,464,204	44,563,873	44,917,631
Marketing and related costs	13,016,134	14,046,177	15,601,112
Depreciation and amortization	4,175,801	2,428,844	2,160,062

(Loss) income from operations	(507,359)	(898,051)	4,783,834
Interest income	154,441	244,191	174,743
Interest expense	(150,315)	(303,403)	(364,305)
Other income (expense)	67,587	(40,127)	206,813
Gain on sale of assets and investment securities	13,045	80,415	-
Net foreign exchange loss	(24,789)	(50,839)	(403,419)

(Loss) income before income tax provision	(447,390)	(967,814)	4,397,666
Income tax provision	343,063	254,234	1,357,916

Net (loss) income	$(790,453)	$(1,222,048)	$3,039,750

Net income attributable to the noncontrolling interest	(592,203)	(908,386)	(2,266,171)

Net (loss) income attributable to Ecology and Environment, Inc.	$(1,382,656)	$(2,130,434)	$773,579

Net (loss) income per common share: basic and diluted	$(0.32)	$(0.50)	$0.18

Weighted average common shares outstanding: basic and diluted	4,283,984	4,247,821	4,233,883

The accompanying notes are an integral part of these consolidated financial statements.

Ecology and Environment, Inc.
Consolidated Statements of Comprehensive Income (Loss)

	Fiscal Year Ended July 31,
	2014	2013	2012
Comprehensive (loss) income:
Net (loss) income including noncontrolling interests	$(790,453)	$(1,222,048)	$3,039,750
Foreign currency translation adjustments	(298,200)	(883,865)	(708,489)
Unrealized investment gains, net	1,412	(28,675)	17,597

Comprehensive (loss) income	(1,087,241)	(2,134,588)	2,348,858
Comprehensive income attributable to noncontrolling interests	(457,916)	(792,215)	(2,390,626)

Comprehensive loss attributable to Ecology and Environment, Inc.	$(1,545,157)	$(2,926,803)	$(41,768)

The accompanying notes are an integral part of these consolidated financial statements.

Ecology and Environment, Inc.
Consolidated Statements of Cash Flows

	Fiscal Year Ended July 31,
	2014	2013	2012
Cash flows from operating activities:
Net (loss) income	$(790,453)	$(1,222,048)	$3,039,750
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Impairment of long-lived assets	-	846,000	-
Depreciation and amortization	4,175,801	2,428,844	2,160,062
(Provision) benefit for deferred income taxes	(817,896)	203,165	113,717
Share based compensation expense	353,295	507,796	731,583
Tax impact of share-based compensation	(31,695)	(74,429)	105,988
Gain on sale of assets and investment securities	(13,045)	(80,415)	-
Provision for contract adjustments and doubtful accounts	173,967	6,319,650	1,635,311
Bad debt expense	90,087	(287,426)	689,657
Decrease (increase) in:
- contract receivables	1,855,027	7,228,782	(2,287,607)
- other current assets	192,013	(97,563)	314,587
- income tax receivable	3,247,277	(1,832,096)	(2,502,431)
- other non-current assets	29,656	6,951	31,973
(Decrease) increase in:
- accounts payable	23,739	(628,189)	(1,859,530)
- accrued payroll costs	630,156	(172,087)	(1,458,928)
- income taxes payable	(41,155)	(69,230)	(1,375,614)
- billings in excess of revenue	(1,419,481)	(1,430,143)	1,237,329
- other accrued liabilities	445,505	295,562	(936,135)
Net cash provided by (used in) operating activities	8,102,798	11,943,124	(360,288)

Cash flows from investing activities:
Acquistion of noncontrolling interest of subsidiaries	(689,361)	(595,556)	(908,892)
Purchase of property, building and equipment	(1,964,663)	(1,845,241)	(4,727,033)
Proceeds from sale of investments	-	1,554,425	138,141
Sale (purchase) of investment securities	52,675	(1,671,284)	(35,614)
Net cash used in investing activities	(2,601,349)	(2,557,656)	(5,533,398)

Cash flows from financing activities:
Dividends paid	(2,053,506)	(2,037,323)	(2,046,657)
Proceeds from debt	544,027	255,487	145,401
Repayment of debt and capital lease obligations	(710,009)	(853,127)	(974,644)
Net (repayments of) borrowings under of lines of credit	(4,956,225)	(5,782,992)	12,309,335
Distributions to noncontrolling interests	(664,703)	(1,532,912)	(1,123,896)
Proceeds from sale of subsidiary shares to noncontrolling interests	-	-	41,634
Purchase of treasury stock	(173,278)	-	(363,050)
Net cash (used in) provided by financing activities	(8,013,694)	(9,950,867)	7,988,123

Effect of exchange rate changes on cash and cash equivalents	(43,172)	(457,711)	(156,509)

Net (decrease) increase in cash and cash equivalents	(2,555,417)	(1,023,110)	1,937,928
Cash and cash equivalents at beginning of period	9,444,660	10,467,770	8,529,842

Cash and cash equivalents at end of period	$6,889,243	$9,444,660	$10,467,770

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$145,880	$301,154	$395,146
Income taxes	(2,303,231)	1,596,760	6,510,514
Supplemental disclosure of non-cash items:
Dividends declared and not paid	1,033,071	1,018,783	1,028,881
Acquistion of noncontrolling interest of subsidiaries (loans and stock)	1,072,944	212,401	795,856
Change in accounts payable due to equipment purchases	-	670,678	(283,071)

The accompanying notes are an integral part of these consolidated financial statements.

Ecology and Environment, Inc.
Consolidated Statements of Changes in Shareholders' Equity

	Class A Common Stock Shares	Class A Common Stock Amount	Class B Common Stock Shares	Class B Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares	Treasury Stock Amount	Noncontrolling Interest

Balance at July 31, 2011	2,685,151	$26,851	1,708,574	$17,087	$19,983,029	$30,797,763	$1,527,189	190,724	$(2,317,515)	$3,923,429

Net income	-	-	-	-	-	773,579	-	-	-	2,266,171
Foreign currency translation adjustment	-	-	-	-	-	-	(871,476)	-	-	124,455
Cash dividends declared ($0.48 per share)	-	-	-	-	-	(2,036,559)	-	-	-	-
Unrealized investment gain, net	-	-	-	-	-	-	17,597	-	-	-
Repurchase of Class A common stock	-	-	-	-	-	-	-	22,825	(363,050)	-
Issuance of stock under stock award plan	-	-	-	-	(716,662)	-	-	(62,099)	716,662	-
Share-based compensation expense	-	-	-	-	731,583	-	-	-	-	-
Tax impact of share based compensation	-	-	-	-	105,988	-	-	-	-	-
Sale of subsidiary shares to noncontrolling interests	-	-	-	-	-	-	-	-	-	41,634
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	(1,123,896)
Purchase of additional noncontrolling interests	-	-	-	-	(351,946)	-	38,532	(5,208)	66,871	(619,775)
Stock award plan forfeitures	-	-	-	-	-	-	-	3,289	-	-

Balance at July 31, 2012	2,685,151	$26,851	1,708,574	$17,087	$19,751,992	$29,534,783	$711,842	149,531	$(1,897,032)	$4,612,018

Net (loss) income	-	-	-	-	-	(2,130,434)	-	-	-	908,386
Foreign currency translation adjustment	-	-	-	-	-	-	(790,464)	-	-	(116,171)
Cash dividends declared ($0.48 per share)	-	-	-	-	-	(2,038,496)	-	-	-	-
Unrealized investment loss, net	-	-	-	-	-	-	(28,675)	-	-	-
Share-based compensation expense	-	-	-	-	507,796	-	-	-	-	-
Tax impact of share based compensation	-	-	-	-	(74,429)	-	-	-	-	-
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	(1,532,912)
Purchase of additional noncontrolling interests	-	-	-	-	(168,486)	-	22,770	(7,804)	98,799	(775,935)
Stock award plan forfeitures	-	-	-	-	-	-	-	2,184	-	-

Balance at July 31, 2013	2,685,151	$26,851	1,708,574	$17,087	$20,016,873	$25,365,853	$(84,527)	143,911	$(1,798,233)	$3,095,386

Net (loss) income	-	-	-	-	-	(1,382,656)	-	-	-	592,203
Foreign currency translation adjustment	-	-	-	-	-	-	(163,913)	-	-	(134,287)
Cash dividends declared ($0.48 per share)	-	-	-	-	-	(2,066,622)	-	-	-	-
Unrealized investment gain, net	-	-	-	-	-	-	1,412	-	-	-
Repurchase of Class A common stock	-	-	-	-	-	-	-	16,091	(173,278)	-
Issuance of stock under stock award plan	-	-	-	-	(194,454)	-	-	(16,387)	194,454	-
Share-based compensation expense	-	-	-	-	353,295	-	-	-	-	-
Tax impact of share based compensation	-	-	-	-	(31,695)	-	-	-	-	-
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	(664,703)
Reclassification adjustment for prior period acquisitions of noncontrolling interests	-	-	-	-	(2,414,027)	-	-	-	-	2,381,666
Purchase of additional noncontrolling interests	-	-	-	-	(605,653)	-	64,293	(44,260)	553,158	(1,156,652)
Stock award plan forfeitures	-	-	-	-	-	-	-	5,999	-	-

Balance at July 31, 2014	2,685,151	$26,851	1,708,574	$17,087	$17,124,339	$21,916,575	$(182,735)	105,354	$(1,223,899)	$4,113,613

The accompanying notes are an integral part of these consolidated financial statements.

Ecology and Environment, Inc.
Notes to Consolidated Financial Statements

1.	Organization and Basis of Presentation

Ecology and Environment, Inc., (“EEI” or the “Parent Company”) was incorporated in 1970 as a global broad-based environmental consulting firm whose underlying philosophy is to provide professional services worldwide so that sustainable economic and human development may proceed with acceptable impact on the environment.  Together with its subsidiaries (collectively, the “Company”), EEI has direct or indirect ownership in 19 wholly owned and majority owned operating subsidiaries in 12 countries.  The Company’s staff is comprised of individuals representing more than 80 scientific, engineering, health, and social disciplines working together in multidisciplinary teams to provide innovative environmental solutions.  The Company has completed more than 50,000 projects for a wide variety of clients in more than 120 countries, providing environmental solutions in nearly every ecosystem on the planet.

The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America.  The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of such information.  All such adjustments are of a normal recurring nature.  Certain prior year amounts were reclassified to conform to the consolidated financial statement presentation for the fiscal year ended July 31, 2014.

2.	Recent Accounting Pronouncements

Accounting Pronouncements Not Yet Adopted as of July 31, 2014

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11 Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”).  ASU 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows.  To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The Company adopted the provisions of ASU 2013-11 effective August 1, 2014 and applied its provisions retrospectively.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In May 2014, FASB issued ASU No. 2014-09 Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”).  ASU 2014-09 is the result of a joint project of FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard for use in the U.S and internationally.  ASU 2014-09 supersedes the revenue recognition requirements in Topic 605 of FASB’s Accounting Standards Codification (the “Codification”) and most industry-specific guidance throughout the Industry Topics of the Codification.  ASU 2014-09 enhances comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets, reduces the number of requirements an entity must consider for recognizing revenue, and requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized.  ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within the annual reporting period.  The Company intends to implement the provisions of ASU 2014-09 effective August 1, 2017.  ASU 2014-09 requires either retrospective application by restating each prior period presented in the financial statements, or retrospective application by recording the cumulative effect on prior reporting periods to beginning retained earnings in the year that the standard becomes effective.  Management is currently assessing the provisions of ASU 2014-09 and has not yet estimated the impact of this ASU.

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

Revenue Recognition and Contract Receivables, Net

Substantially all of the Company's revenue is derived from environmental consulting work.  The consulting revenue is principally derived from the sale of labor hours.  The consulting work is performed under a mix of fixed price, cost-type, and time and material contracts.  Contracts are required from all customers.  Revenue is recognized as follows:

Contract Type	Work Type	Revenue Recognition Policy

Time and materials	Consulting	As incurred at contract rates.
Fixed price	Consulting	Percentage of completion, approximating the ratio of either total costs or Level of Effort (LOE) hours incurred to date to total estimated costs or LOE hours.
Cost-plus	Consulting	Costs as incurred plus fees. Fees are recognized as revenue using percentage of completion determined by the percentage of LOE hours incurred to total LOE hours in the respective contracts.

Revenues reflected in the Company's consolidated statements of operations represent services rendered for which the Company maintains a primary contractual relationship with its customers.  Included in revenues are certain services outside the Company's normal operations which the Company has elected to subcontract to other contractors.

Time and material contracts are accounted for over the period of performance, in proportion to the costs of performance, predominately based on labor hours incurred.  Revenue earned from fixed price and cost-plus contracts is recognized using the “percentage-of-completion” method, wherein revenue is recognized as project progress occurs.  If an estimate of costs at completion on any contract indicates that a loss will be incurred, the entire estimated loss is charged to operations in the period the loss becomes evident.

Substantially all of the Company's cost-type work is with federal governmental agencies and, as such, is subject to audits after contract completion.  Under these cost-type contracts, provisions for adjustments to accrued revenue are recognized on a quarterly basis and based on past audit settlement history.  Government audits have been completed and final rates have been negotiated through fiscal year 2007.  The Company records an allowance for project disallowances in other accrued liabilities for potential disallowances resulting from government audits (refer to Note 11 of these consolidated financial statements).

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

The Company also reduces contract receivables by establishing an allowance for contract adjustments related to revenues that are deemed to be unrealizable, or that may become unrealizable in the future.  Management reviews contract receivables and determines allowance amounts based on the adequacy of the Company’s performance under the contract, the status of change orders and claims, historical experience with the client for settling change orders and claims, and economic, geopolitical and cultural considerations for the home country of the client.  Such contract adjustments are recorded as direct adjustments to revenue in the consolidated statements of operations.

Investment Securities Available for Sale

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

Property, Building and Equipment, Depreciation and Amortization

Property, building and equipment are stated at the lower of depreciated or amortized cost or fair value.  Land and land improvements are not depreciated or amortized.  Methods of depreciation or amortization and useful lives for all other long-lived assets are summarized in the following table.

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

Refer to Note 7 of these consolidated financial statements for additional disclosures regarding the Company’s property, building and equipment.

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

Goodwill

Goodwill of $1.2 million is included in other assets on the accompanying consolidated balance sheets.  Goodwill is subject to an annual assessment for impairment by comparing the estimated fair values of reporting units to which Goodwill has been assigned, as calculated using a discounted cash flow method, to the recorded book value of the respective reporting units.  The Company’s most recent annual impairment assessment for goodwill was completed during the fourth quarter of fiscal year 2014.  The results of this assessment showed that the fair values of the reporting units to which goodwill is assigned was in excess of the book values of the respective reporting units, resulting in the identification of no goodwill impairment.

Goodwill is also assessed for impairment between annual assessments whenever events or circumstances make it more likely than not that an impairment may have occurred.  The Company identified no events or changes in circumstances during the fiscal year ended July 31, 2014 that necessitated an evaluation for impairment of goodwill.

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

Foreign Currencies

The financial statements of foreign subsidiaries where the local currency is the functional currency are translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for results of operations.  Translation adjustments are deferred in accumulated other comprehensive income.  Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.  The Company recorded foreign currency transaction (losses) gains of less than $(0.1) million, $(0.1) million and $(0.4) million for the fiscal years ended July 31, 2014, 2013 and 2012, respectively.

The financial statements of foreign subsidiaries located in highly inflationary economies are remeasured as if the functional currency were the U.S. dollar.  The remeasurement of local currencies into U.S. dollars creates transaction adjustments which are included in net income.  The Company did not record any highly inflationary economy translation adjustments for the fiscal years ended July 31, 2014, 2013 or 2012.

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

Walsh Environmental Scientists & Engineers, LLC (“Walsh”), a wholly-owned subsidiary of EEI, has a defined contribution plan providing deferred benefits for substantially all of its employees.  Walsh contributes a percentage of eligible wages up to a maximum of 4%.

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

Refer to Note 12 of these consolidated financial statements for additional disclosures regarding the Company’s stock-based compensation plans.

Earnings per Share

Basic and diluted earnings per share (“EPS”) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period.  The Company allocates undistributed earnings between the classes on a one-to-one basis when computing EPS.  As a result, basic and fully diluted earnings per Class A and Class B shares are equal amounts.  Refer to Note 16 of these consolidated financial statements for additional disclosures regarding EPS.

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

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  The Company invests cash in excess of operating requirements in income-producing short-term investments.  Money market funds of $0.3 million and $1.5 million were included in cash and cash equivalents in the accompanying consolidated balance sheets and consolidated statements of cash flows at July 31, 2014 and 2013, respectively.  Bank overdrafts of $0.7 million were classified as accounts payable at July 31, 2013.

5.	Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities that are measured at fair value on a recurring basis is summarized by level within the fair value hierarchy in the following table.

	Balance at July 31, 2014
	Level 1	Level 2		Level 3		Total
Assets
Investment securities available for sale	$1,407,277	$	---	$	---	$1,407,277

	Balance at July 31, 2013
	Level 1	Level 2		Level 3		Total
Assets
Investment securities available for sale	$1,463,864	$	---	$	---	$1,463,864

Investment securities available for sale includes mutual funds are valued at the net asset value of shares (“NAV”) held by the Company at period end.  Mutual funds held by the Company are open-end mutual funds that are registered with the Securities and Exchange Commission.  These funds are required to publish their daily NAV and to transact at that price, and are deemed to be actively traded.  Reclassification adjustments out of accumulated other comprehensive (loss) income resulting from realized gains or losses from the sale of investment securities available for sale are included in gain on sale of assets and investment securities on the accompanying consolidated statements of operations.  The Company recorded gross unrealized gains of less than $0.1 million related to these funds in accumulated other comprehensive (loss) income at July 31, 2014 and 2013.

The carrying amount of cash and cash equivalents approximated fair value at July 31, 2014 and 2013.  These assets were classified as level 1 instruments at both dates.

Long-term debt consists of bank loans and capitalized equipment leases.  Lines of credit consist of borrowings for working capital requirements.  Based on the Company's assessment of the current financial market and corresponding risks associated with the debt and line of credit borrowings, management believes that the carrying amount of these liabilities approximated fair value at July 31, 2014 and 2013.  These liabilities were classified as level 2 instruments at both dates.

There were no financial instruments classified as level 3 at July 31, 2014 or 2013.

6.	Contract Receivables, net

Contract receivables, net are summarized in the following table.

	Balance at July 31,
	2014	2013

Contract Receivables:
Billed	$26,863,708	$36,284,950
Unbilled	23,694,451	16,441,857
	50,558,159	52,726,807
Allowance for doubtful accounts and contract adjustments	(6,126,854)	(5,592,800)
Contract receivables, net	$44,431,305	$47,134,007

Billed contract receivables did not include any contractual retainage balances at July 31, 2014 or 2013.  Management anticipates that the July 31, 2014 unbilled receivables will be substantially billed and collected within one year.

Contract Receivable Concentrations

Significant concentrations of contract receivables and the allowance for doubtful accounts and contract adjustments are summarized in the following table.

	Balance at July 31, 2014		Balance at July 31, 2013
Region	Contract Receivables	Allowance for Doubtful Accounts and Contract Adjustments	Contract Receivables	Allowance for Doubtful Accounts and Contract Adjustments

United States, Canada and South America	$43,394,442	$1,611,068	$41,302,180	$1,576,746
Middle East and Africa	7,010,225	4,386,240	10,876,151	3,886,508
Asia	153,492	129,546	548,476	129,546
Totals	$50,558,159	$6,126,068	$52,726,807	$5,592,800

Combined contract receivables related to projects in the Middle East, Africa and Asia represented 14% and 22% of total contract receivables at July 31, 2014 and 2013, respectively, while the combined allowance for doubtful accounts and contract adjustments related to these projects represented 74% and 72%, respectively, of the total allowance for doubtful accounts and contract adjustments at those same period end dates.  These allowance percentages highlight the Company’s experience of heightened operating risks (i.e., political, regulatory and cultural risks) within these foreign regions in comparison with similar risks in the United States, Canada and South America.  These heightened operating risks have resulted in increased collection risks and the Company expending resources that it may not recover for several months, or at all.

Middle East and Africa

During fiscal year 2014, the Company collected $4.1 million of cash related to aged receivables in the Middle East and Africa.  However, the Company also recorded net increases of $0.5 million to the allowance for contract adjustments due mainly to continued issues with a specific problem project in the Middle East.

Allowance for Doubtful Accounts and Contract Adjustments

Activity within the allowance for doubtful accounts and contract adjustments is summarized in the following table.

	Fiscal Year Ended July 31,
	2014	2013	2012

Balance at beginning of period	$5,592,800	$10,238,391	$6,755,087
Net increase (decrease) due to adjustments in the allowance for:
Contract adjustments (1)	473,967	6,319,650	1,635,311
Doubtful accounts (2)	90,087	(287,426)	689,657
Transfer of reserves (to) from allowance for project disallowances (3)	(30,000)	61,123	1,158,336
Specific write-off of contract receivables and reserves during the period (4)	---	(10,738,938)	---
Balance at end of period	$6,126,854	$5,592,800	$10,238,391

(1)	Increases (decreases) to the allowance for contract adjustments on the consolidated balance sheets are also recorded as (decreases) increases to revenue on the consolidated statements of operations.
(2)	Increases (decreases) to the allowance for doubtful accounts on the consolidated balance sheets are also recorded as increases (decreases) to administrative and other indirect operating expenses on the consolidated statements of operations.
(3)	The allowance for project disallowances is included in other accrued liabilities on the consolidated balance sheets. Refer to Note 11 of these consolidated financial statements.
(4)	Approximately $7.3 million of contract receivables related to projects in China and $3.4 million of contract receivables from projects in the Middle East and Africa were fully reserved and written off during the last quarter of fiscal year 2013, resulting in corresponding decreases in contract receivables and the allowance for contract adjustments during fiscal year 2013.

7.	Property, Building and Equipment, net

Property, plant and equipment is summarized in the following table.

	Balance at July 31,
	2014	2013

Land and land improvements	$393,051	$393,051
Buildings and building improvements	12,231,788	12,231,788
Field equipment	3,273,725	3,128,859
Computer equipment	9,128,027	8,931,030
Computer software	5,030,472	3,617,527
Office furniture and equipment	4,095,659	4,023,004
Vehicles	1,658,273	1,548,901
Other	746,375	817,780
	36,557,370	34,691,940
Accumulated depreciation and amortization	(28,615,915)	(24,569,139)
Property, building and equipment, net	$7,941,455	$10,122,801

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

In November 2013, after an extensive assessment process, management decided to abandon the Company’s existing operating and financial software system and migrate to new system software.  The Company acquired and developed the new software during fiscal year 2014, and began utilizing the new software effective August 1, 2014 for the Company’s U.S. operations.  The process to evaluate, select and develop new operating and financial software systems for the Company’s significant foreign operations is expected to be completed in January 2015.  The Company recorded software development costs of $1.4 million in property, plant and equipment during the fiscal year ended July 31, 2014.

The Company continued to utilize the previous software system through July 31, 2014, at which time the previous system was abandoned.  As a result, amortization of software development costs capitalized for the previous system was accelerated so that the system was completely amortized by July 31, 2014.  Total software amortization expense was $2.6 million, $0.4 million, and $0.2 million for the fiscal years ended July 31, 2014, 2013 and 2012, respectively.

8.	Lines of Credit

Unsecured lines of credit are summarized in the following table.

	Balance at July 31,
	2014	2013

Outstanding cash draws, recorded as lines of credit on the accompanying consolidated balance sheets	$1,572,466	$6,528,691
Outstanding letters of credit to support operations	1,944,994	3,080,938
Total amounts used under lines of credit	3,517,460	9,609,629
Remaining amounts available under lines of credit	30,851,540	24,759,371
Total approved unsecured lines of credit	$34,369,000	$34,369,000

Contractual interest rates ranged from 2.50% to 3.00% at July 31, 2014.  The Company’s lenders have reaffirmed the lines of credit within the past twelve months.

9.	Debt and Capital Lease Obligations

Debt and capital lease obligations are summarized in the following table.

	Balance at July 31,
	2014	2013

Various loans and advances at interest rates ranging from 3.25% to 14%	$676,874	$276,934
Capital lease obligations at varying interest rates averaging 11%	165,632	174,338
	842,506	451,272
Current portion of long-term debt and capital lease obligations	(420,737)	(199,658)
Long-term debt and capital lease obligations	$421,769	$251,614

The aggregate maturities of long-term debt and capital lease obligations as of July 31, 2014 are summarized in the following table.

August 2014 – July 2015	$420,737
August 2015 – July 2016	375,724
August 2016 – July 2017	35,697
August 2017 – July 2018	10,348
Thereafter	---
Total	$842,506

10.	Income Taxes

Income (loss) from continuing operations before provision (benefit) for income taxes and noncontrolling interest is summarized in the following table.

	Fiscal Year Ended July 31,
	2014	2013	2012

Domestic	$(4,305,768)	$(3,055,338)	$(993,959)
Foreign	3,858,378	2,087,524	5,391,625
	$(447,390)	$(967,814)	$4,397,666

The income tax provision is summarized in the following table.

	Fiscal Year Ended July 31,
	2014	2013	2012
Current:
Federal	$86,062	$(985,865)	$(175,203)
State	62,761	181,434	(232,800)
Foreign	1,012,136	855,500	1,652,202
Total current	1,160,959	51,069	1,244,199

Deferred:
Federal	(975,519)	200,197	509,161
State	24,138	(178,438)	(35,273)
Foreign	133,485	181,406	(360,171)
Total deferred	(817,896)	203,165	113,717
Total income tax provision	$343,063	$254,234	$1,357,916

A reconciliation of the income tax provision using the statutory U.S. income tax rate compared with the actual income tax provision reported on the consolidated statements of operations is summarized in the following table.

	Fiscal Year Ended July 31,
	2014	2013	2012

Income tax (benefit) provision at the U.S. federal statutory income tax rate	$(152,113)	$(329,057)	$1,495,206
Income from "pass-through" entities taxable to noncontrolling partners	35,309	(102,933)	(255,065)
International rate differences	(143,493)	(197,217)	(329,825)
Other foreign taxes, net of federal benefit	(34,419)	94,528	211,088
Foreign dividend income	596,631	481,287	329,825
State taxes, net of federal benefit	27,739	3,871	13,193
Re-evaluation and settlements of tax contingencies	(19,533)	(58,105)	(180,304)
Peru non-deductible expenses	44,077	173,707	211,000
Canada valuation allowance	(83,257)	130,950	---
Other permanent differences	72,122	57,203	(137,202)
Income tax provision, as reported on the consolidated statements of operations	$343,063	$254,234	$1,357,916

The significant components of deferred tax assets and liabilities are summarized in the following table.

	Balance at July 31, 2014				Balance at July 31, 2013
	Current		Noncurrent		Current		Noncurrent
Deferred tax assets:
Contract and other reserves		$3,409,234	$	---		$3,273,465	$	---
Accrued compensation and expenses		1,250,286		378,632		1,349,318		476,214
Net operating loss carryforwards		---		1,213,010		---		613,097
Foreign and state income taxes		---		54,398		---		52,375
Federal benefit on state deferred taxes		(184,523)		(103,098)		(183,987)		(110,520)
Foreign tax credit		---		296,326		---		461,154
Valuation Allowance		(192,213)		(206,070)		(343,245)		(287,751)
Other		---		74,370		---		89,208
Net deferred tax assets		$4,282,784		$1,707,568		$4,095,551		$1,293,777

Deferred tax liabilities:
Fixed assets and intangibles	$	---		$58,934	$	---		$(308,845)
Other		251,678		(531,812)		212,987		(358,659)
Net deferred tax liabilities		$251,678		$(472,878)		$212,987		$(667,504)

For fiscal years 2014 and 2013, there was no one item that significantly impacted the change in the deferred tax assets and liabilities.  The Company recorded a valuation allowance of $0.4 million and $0.6 million at July 31, 2014 and 2013, respectively, which was primarily related to excess foreign tax credit carryforwards, the utilization of which is dependent on future foreign source income, and to operating losses in Asia and Canada.

The Company has not recorded income taxes applicable to undistributed earnings of all foreign subsidiaries that are indefinitely reinvested in those operations.  At July 31, 2014, the Company’s operations in Chile, Peru and Ecuador had $5.4 million of undistributed earnings that were indefinitely reinvested in those operations.

The Company files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions.  During fiscal year 2013, the IRS completed the examination of fiscal year 2010 and 2011 income tax returns, which were settled without material adjustment.  The Company’s tax matters for the fiscal years 2012, 2013 and 2014 remain subject to examination by the IRS.  During fiscal year 2012, the Company was audited by New York State for fiscal years 2008 through 2010, which resulted in no adjustments.  The Company’s tax matters in other material jurisdictions remain subject to examination by the respective state, local, and foreign tax jurisdiction authorities.  No waivers have been executed that would extend the period subject to examination beyond the period prescribed by statute.

During the fiscal year ended July 31, 2014 and 2013, the Company generated operating losses in the U.S. of $1.7 million and $3.8 million, respectively.  The net operating loss from fiscal year 2014 will be carried forward to future fiscal years.  The net operating loss from fiscal year 2013 was carried back to an earlier year and was fully utilized.  As of July 31, 2014, net operating losses attributable to operations in Brazil, Canada and China and net operating losses for state income tax purposes still exist.

At July 31, 2014, 2013 and 2012, the Company had $0.1 million of gross unrecognized tax benefits (“UTPs”) that if realized, would favorably affect the effective income tax rate in future periods.  It is reasonably possible that the liability associated with UTPs will increase or decrease within the next twelve months.  At this time, an estimate of the range of the reasonably possible outcomes cannot be made.  The Company’s UTPs are summarized in the following table.

	Fiscal Year Ended July 31,
	2014	2013	2012

Balance at beginning of period	$91,100	$131,300	$530,500
Additions for tax positions of prior years	---	---	23,100
Reductions for tax positions of prior years for:
Changes in judgment	---	(23,100)	---
Settlements during the period	(17,700)	(29,000)	(422,300)
Changes in non-controlling interests	---	11,900	---
Balance at end of period	$73,400	$91,100	$131,300

The net liability for UTPs and associated interest and penalties are included in noncurrent income taxes payable on the accompanying consolidated balance sheets.  The Company recognized interest and penalties expense of approximately $0.1million related to liabilities for UTPs during fiscal years 2014, 2013 and 2012.  The Company had approximately $0.1 million of accrued interest and penalties at July 31, 2014 and 2013.

11.	Other Accrued Liabilities

Other accrued liabilities are summarized in the following table.

	Balance at July 31,
	2014	2013

Allowance for project disallowances	$2,393,351	$2,663,351
Other	1,841,911	1,406,722
Total other accrued liabilities	$4,235,262	$4,070,073

The allowance for project disallowances represents potential disallowances of amounts billed and collected resulting from contract close-outs and government audits.  Allowances for project disallowances are recorded when the amounts are estimable.  Activity within the allowance for project disallowances is summarized in the following table.

	Fiscal Year Ended July 31,
	2014	2013	2012

Balance at beginning of period	$2,663,351	$2,724,474	$3,882,810
Reduction of reserves recorded in prior fiscal years	(300,000)	---	---
Net change during the period, recorded as a transfer of reserves from allowance for doubtful accounts and contract adjustments	30,000	(61,123)	(1,158,336
Balance at end of period	$2,393,351	$2,663,351	$2,724,474

12.	Stock Award Plan

EEI adopted the 1998 Stock Award Plan effective March 16, 1998 (the “1998 Award Plan”).  The following supplemental plans were adopted subsequent to adoption of the 1998 Award Plan:
•	The 2003 Stock Award Plan (the “2003 Award Plan”), which was adopted by the Board of Directors in October 2004, approved by shareholders in January 2004, and terminated in October 2008;
•	The 2007 Stock Award Plan (the “2007 Award Plan”), which was adopted by the Board of Directors in October 2007, approved by shareholders in January 2008, and terminated in October 2012; and
•	The 2011 Stock Award Plan (the “2011 Award Plan”), which was adopted by the Board of Directors in October 2011, approved by shareholders in January 2012, and will terminate in October 2016.

The 1998 Award Plan and all supplemental plans are collectively referred to as the “Award Plan”.  The Award Plan permits grants of the award for a period of five (5) years from the date of adoption by the Board of Directors.  The Award Plan is not a qualified plan Section 401(a) of the Internal Revenue Code.

The Company awarded 62,099 Class A shares valued at $0.9 million in October 2011 and 16,387 Class A shares valued at $0.2 million in July 2013 pursuant to the Award Plan.  These awards have a three year vesting period.  Total gross compensation expense is recognized over the vesting period.  The Company recorded non-cash compensation expense of $0.4 million, $0.5 million and $0.7 million during the fiscal years ended July 31, 2014, 2013 and 2012, respectively, in connection with outstanding stock compensation awards.  The Company expects to record less than $0.1 million of non-cash compensation expense during the fiscal year ended July 31, 2015.  The "pool" of excess tax benefits accumulated in Capital in Excess of Par Value was $0.1 million and $0.2 million at July 31, 2014 and 2013, respectively.

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

Cash Dividends

The Company declared and paid cash dividends of $2.0 million during the fiscal years ended July 31, 2014, 2013 and 2012.  The Company paid dividends of $1.0 million in August 2014 and 2013 that were declared and accrued in prior periods.

Stock Repurchase

In August 2010, the Company’s Board of Directors approved a program for repurchase of 200,000 shares of Class A common stock.  During the fiscal year ended July 31, 2014, the Company acquired 16,091 shares of Class A stock under this program for a total acquisition cost of approximately $0.2 million.  As of July 31, 2014, 122,918 Class A shares were repurchased and 77,082 shares had yet to be repurchased under this program.

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

Transactions with noncontrolling shareholders for the fiscal years ended July 31, 2014, 2013 and 2012 were recorded at amounts that approximated fair value.  Effects on shareholders’ equity resulting from changes in EEI’s ownership interest in its subsidiaries are summarized in the following table.

	Fiscal Years Ended July 31,
	2014		2013		2012
Sales of noncontrolling interest:
Sale of 600 Gustavson common shares	$	---	$	---	$41,634
Total sales of noncontrolling interests (10)		---		---	41,634

Purchases of noncontrolling interests:
Purchase of 344 Walsh common shares (1)		$(5,653)		---	---
Purchase of 3,705 Walsh common shares (2)		(1,120,749)		---	---
Purchase of 100 Walsh common shares (3)		(30,250)		---	---
Purchase of 50 Walsh common shares (4)		---		(18,316)	---
Purchase of 25 Lowham common shares (5)		---		(8,737)	---
Purchase of 495 Walsh common shares (6)		---		(243,653)	---
Purchase of 2,800 Gustavson common shares (7)		---		(293,102)	---
Purchase of 370 Walsh common shares (8)		---		(182,125)	---
Purchase of 75 Lowham common shares (9)		---		(30,002)	---
Purchase of 25 Gestion Ambiental Consultores common shares		---		---	(7,452)
Purchase of 166 Walsh common shares		---		---	(97,634)
Purchase of 496 Walsh common shares		---		---	(277,514)
Purchase of 5,389 Brazil common shares		---		---	77,539
Purchase of 26,482 Walsh Peru common shares		---		---	(238,677)
Purchase of 152 Walsh common shares		---		---	(76,037)
Total purchases of noncontrolling interests (10)		(1,156,652)		(775,935)	(619,775)
Net transfers from noncontrolling interests		$(1,156,652)		$(775,935)	$(578,141)

(1)	In January 2014, EEI purchased an additional 0.9% of Walsh Environmental Scientists and Engineers, LLC (“Walsh”) from noncontrolling shareholders for $0.1 million in cash. Walsh became a wholly-owned subsidiary of EEI as a result of these transactions.
(2)	In October 2013, EEI purchased an additional 9.4% of Walsh for $1.6 million. The purchase price was paid as follows: (i) one third in cash payable on the transaction consummation date; (ii) one third payable with EEI Common Stock on the transaction consummation date; and (iii) one third with a promissory note payable in two annual installments of one half the principal plus interest accrued at 3.25% per annum.
(3)	In October 2013, EEI purchased an additional 0.2% of Walsh for less than $0.1 million in cash.
(4)	In April 2013, EEI purchased an additional 0.1% of Walsh from noncontrolling shareholders for less than $0.1 million in cash.
(5)	In March 2013, Lowham-Walsh Engineering & Environment Services LLC (“Lowham”), a subsidiary of Walsh, purchased shares from noncontrolling shareholders for less than $0.1 million in cash.
(6)	In January 2013, EEI purchased an additional 1.3% of Walsh from noncontrolling shareholders for $0.2 million. Two thirds of the purchase price was paid in cash while the remaining one third was paid for with EEI stock.
(7)	In December 2012, Gustavson Associates, LLC (“Gustavson”) purchased an additional 6.7% of its shares from noncontrolling shareholders for $0.4 million. Half of the purchase price was paid in cash and Gustavson issued a three year note for the other half.
(8)	In December 2012, EEI purchased an additional 0.9% of Walsh from noncontrolling shareholders for $0.2 million in cash.
(9)	During the three months ending October 31, 2012, Lowham purchased shares from noncontrolling shareholders for less than $0.1 million in cash.
(10)	Sales (purchases) of additional noncontrolling interests are recorded as additions (reductions) of shareholders’ equity on the consolidated statements of changes in shareholders’ equity.

14.	Lease Commitments

The Company rents certain office facilities and equipment under non-cancelable operating leases and certain other facilities for servicing project sites over the term of the related long-term government contracts.  Future minimum rental commitments under these leases as of July 31, 2014 are summarized in the following table.

Fiscal Year Ended July 31,	Amount

2015	$2,546,713
2016	1,916,230
2017	1,680,192
2018	1,642,781
2019	1,283,343
Thereafter	2,426,378

Lease agreements may contain step rent provisions and/or free rent concessions.   Lease payments based on a price index have rent expense recognized on a straight line or substantially equivalent basis, and are included in the calculation of minimum lease payments.  Gross rental expense associated with lease commitments was $3.9 million, $4.2 million and $3.6 million for the fiscal years ended July 31, 2014, 2013 and 2012, respectively.

15.	Defined Contribution Plans

Contributions to EEI’s defined contribution plan and supplemental retirement plan are discretionary and determined annually by its Board of Directors.  Walsh’s defined contribution plan provides for mandatory employer contributions to match 100% of employee contributions up to 4% of each participant’s compensation.  The total expense under the plans was $1.7 million, $2.2 million, and $1.8 million for the fiscal years ended July 31, 2014, 2013 and 2012, respectively.

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

The Company has determined that its unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities.  These securities are included in the weighted average shares outstanding calculation.

The computation of basic earnings per share is included in the following table.

	Fiscal Year Ended July 31,
	2014	2013	2012

Net (loss) income attributable to Ecology and Environment, Inc.	$(1,382,656)	$(2,130,434)	$773,579
Dividend declared	2,066,622	2,038,496	2,036,559
Undistributed earnings	$(3,449,278)	$(4,168,930)	$(1,262,980)

Weighted-average common shares outstanding (basic and diluted)	4,283,984	4,247,821	4,233,883

Distributed earnings per share	$0.48	$0.48	$0.48
Undistributed earnings per share	(0.80)	(0.98)	(0.30)
Total earnings per share	$(0.32)	$(0.50)	$0.18

17.	Segment Reporting

The Company reports segment information based on the geographic location of its customers (for revenues) and the location of its offices (for long-lived assets). Revenue and long-lived assets by business segment are summarized in the following tables.

	Fiscal Years Ended July 31,
	2014	2013	2012
Revenue by geographic location:
United States	$82,370,480	$91,451,247	$98,558,099
Foreign countries (1)	46,056,396	43,485,644	56,852,000

(1)	Significant foreign revenues included revenues in Peru ($19.5 million, $11.5 million and $17.2 million for fiscal years 2014, 2013 and 2012, respectively), Brazil ($13.8 million, $15.1 million and $15.7 million for fiscal years 2014, 2013 and 2012, respectively) and Chile ($8.8 million, $10.6 million and $11.3 million for fiscal years 2014, 2013 and 2012, respectively).

	Balance at July 31,
	2014	2013	2012
Long-lived assets by geographic location:
United States	$31,170,634	$29,508,055	$29,506,036
Foreign countries	5,386,736	5,183,885	5,191,000

18.	Commitments and Contingencies

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

On February 4, 2011, the Chico Mendes Institute of Biodiversity Conservation of Brazil (the “Institute”) issued a Notice of Infraction to E&E Brasil.  E&E Brasil is a majority-owned subsidiary of Ecology and Environment, Inc.  The Notice of Infraction concerns the taking and collecting species of wild animal specimens without authorization by the competent authority and imposes a fine of 520,000 Reais, which had a value of approximately $0.2 million at July 31, 2014.  No claim has been made against Ecology and Environment, Inc.  The Institute has also filed Notices of Infraction against four employees of E&E Brasil alleging the same claims and has imposed fines against those individuals that, in the aggregate, are equal to the fine imposed against E&E Brasil.  E&E Brasil has filed administrative responses with the Institute for itself and its employees that: (a) denies the jurisdiction of the Institute, (b) states that the Notice of Infraction is constitutionally vague and (c) affirmatively stated that E&E Brasil had obtained the necessary permits for the surveys and collections of specimens under applicable Brazilian regulations and that the protected conservation area is not clearly marked to show its boundaries.  At this time, E&E Brasil has attended one meeting where depositions were taken. The Company believes that these administrative proceedings in Brazil will not have an adverse material effect upon the operations of the Company.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosures

None to report.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we performed an evaluation of the effectiveness of disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based upon this evaluation, management has concluded that our disclosure controls and procedures: (1) were designed to ensure that material information relating to our Company is accumulated and made known to our management, including our chief executive officer and chief financial officer, in a timely manner, particularly during the period in which this report was being prepared; and (2) were effective, in that they provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

No changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal year ended July 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f).  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets; (2) provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and that our receipts and expenditures are being made only in accordance with authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of July 31, 2014 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (1992).  Based upon this assessment, management has concluded that our internal control over financial reporting was effective as of July 31, 2014.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

By:	/s/Gerald A. Strobel	By:	/s/H. John Mye III
	Gerald A. Strobel		H. John Mye III
	Chief Executive Officer		Chief Financial and Accounting Officer

Item 9B.	Other Information

None to report.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The names, ages and positions of the Directors and executive officers of the Company are included in the following table.

Name	Age	Position

Gerald A. Strobel	74	Chief Executive Officer, Executive Vice President and Director
Frank B. Silvestro	77	Chairman of the Board, Executive Vice President and Director
Ronald L. Frank	76	Executive Vice President, Secretary, and Director
Gerard A. Gallagher III	57	President
Fred J. McKosky	60	Senior Vice President, Chief Operating Officer
H. John Mye III	62	Vice President, Chief Financial and Accounting Officer, and Treasurer
Laurence M. Brickman	70	Senior Vice President
Gerard A. Gallagher, Jr.	83	Director
Ross M. Cellino	82	Director
Michael C. Gross	54	Director
Michael S. Betrus	61	Director

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

Mr. Frank B. Silvestro is a founder of the Company and has served as a Vice President and a Director since its inception in 1970.  In August 1986, he became Executive Vice President.  In August 2013, he was appointed Chairman of the Board of Directors.  He also serves on the Pension Review Committee.  Mr. Silvestro has a B.A. in physics and an M.A. in biophysics.

Mr. Ronald L. Frank is a founder of the Company and has served as Secretary, Treasurer, Vice President of Finance and a Director since its inception in 1970.  In August 1986, he became Executive Vice President of Finance.  On January 18, 2008, Mr. Frank resigned his position as Chief Financial Officer and Treasurer of the Company.  Mr. Frank continues in his positions as Executive Vice President, Secretary and Director of the Company, and also serves as Chairman of the Pension Review Committee.  Mr. Frank has a B.S. in engineering and a M.S. in biophysics.

Messrs. Silvestro, Strobel and Frank each have over forty years of work experience in managing the Company and knowing its customers, which makes them uniquely qualified to serve as Directors.

Mr. Gerard A. Gallagher III has served as the President of the Company Since January 2014.  He has been employed by the Company for 33 years, and previously served as Senior Vice President of Environmental Sustainability, Vice President and Regional Manager for the Company’s Southern U.S. operations.  Mr. Gallagher has a B.A. in physical geography.

Mr. Fred J. McKosky serves as the Chief Operating Officer of the Company.  He has been employed by the Company for 36 years, and previously served as Senior Vice President and Director of Corporate Operations.  Mr. McKosky has an M.S. in environmental engineering and a B.S. in environmental science, and is a registered Professional Engineer in the state of New York.

Mr. H. John Mye III was appointed Chief Financial Officer, a Vice President and Treasurer of the Company on January 18, 2008.  Mr. Mye has an MBA and is a registered professional engineer in New York. Mr. Mye was an employee at Strategic Investments, Inc. for ten years (1983-1993) where he was responsible for mergers and acquisitions.  He then became the director of finance for American Precision Industries, a Fortune 500 company from 1993 to 2000.  Thereafter from 2000 to 2002 he was a vice president with responsibility for financial planning for FAI, Inc., a start-up company located in Buffalo, NY.  Starting in 2002 and until 2007 he was employed by Vishay Intertechnology, a high technology company, as the finance director and was responsible for all finance functions including sales, earnings and cash flow reporting.

Mr. Laurence M. Brickman joined the Company in 1971.  He became Vice President in April 1988 and became a Senior Vice President in August, 1994.  Mr. Brickman has a B.S., M.S. and Ph.D. in biology.

Mr. Gerard A. Gallagher, Jr. joined the Company in 1972, has served as a Director since 1986, and retired from the Company in February 2001 as a Senior Vice President.  Mr. Gallagher has a B.S. in physics.  Mr. Gallagher’s tenure of over 42 years with the Company, principally in government contracting, provides an important understanding of the Company’s markets that makes him a valuable member of the Board of Directors.

Mr. Ross M. Cellino has been a Director of the Company since its inception in 1970, and currently serves as Chairman of the Audit Committee and a member of the Pension Review Committee.  Mr. Cellino has an undergraduate major in economics and is an attorney and counselor-at-law retired from private practice.  Mr. Cellino’s experience as the founder and managing partner of a Buffalo, NY law firm and over 40 year association with the Company provides valuable managerial perspective and insight to the Board of Directors. In October 2014, Mr. Cellino notified the Company's Board of Directors of his intent to resign as a director effective January 1, 2015.

Mr. Michael C. Gross has been a Director of the Company since 2010, and currently serves on the Audit Committee and the Pension Review Committee.  Mr. Gross has been employed by New York State Department of Taxation and Finance as an auditor since 1983.  He has a B.S. in accounting and is a licensed property and casualty insurance broker.  Mr. Gross’ accounting and insurance experience provide valuable experience and perspective to the Board of Directors.

Mr. Michael S. Betrus has been a director of the Company since May 2014, and currently serves on the Audit Committee.  Mr. Betrus currently is Senior Vice President and Chief Financial Officer of Power Drives, Inc, a manufacturing and industrial distribution company located in Buffalo, New York.  He previously served as the Company’s Accounting and Contracts Manager from 1994 to 2005.  He has an M.S. in accounting and is a Certified Public Accountant in New York State.  Mr. Betrus has been designated as the Audit Committee financial expert.  With over 35 years of accounting, financial management, contractual oversight and forecasting experience, Mr. Betrus provides valuable financial perspective and insight to the Board of Directors.

Code of Ethics

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

Board of Directors Leadership, Structure and Risk Oversight

The Board of Directors operates under the leadership of the Chairman.  There is no prohibition in the Company’s bylaws that precludes the Chairman from also assuming the role of Chief Executive Officer.  Since August 1, 2008, it has been the Company’s practice to fill the roles of Chairman and Chief Executive Officer with different individuals, except for during times of transition when the same person may fill both roles in an interim capacity while an appropriate candidate is found to assume the vacant position.  E&E believes the current leadership structure provides the appropriate balance of oversight, independence, administration and hands-on involvement in activities of the Board of Directors that are required for the efficient conduct of corporate governance activities.

The Company has a standing Audit Committee established in accordance with section 3 (a)(58)(A) of the Securities Exchange Act of 1934 and the requirements of NASDAQ.  The members of the Audit Committee are Messrs. Cellino, Gross and Betrus.  The Board of Directors has designated Mr. Betrus as the financial expert serving on its Audit Committee.  Messrs. Cellino, Gross and Betrus are each independent, as that term is used in Item 407 (a) (as to Messrs. Cellino, Gross and Betrus) and 407 (d)(5)(i)(B) (as to just Mr. Betrus) of Regulation S-K and Rule 5605 (a)(2) of the NASDAQ listing standards in that none of them is an employee of the Company, nor is there any family relationship of those three individuals to the Company’s other Directors or any Executive Officer of the Company.

The Board of Directors is responsible for overseeing the Company’s risk profile and management’s processes for managing risk.  This oversight is conducted primarily through the Audit Committee.  The Audit Committee focuses on financial risks, including those that could arise from accounting and financial reporting processes, as well as review of overall risk function and senior management’s establishment of appropriate systems and processes for managing areas of material risk to the Company, including, but not limited to, operational, financial, legal, regulatory and strategic risks.

The Board of Directors has a standing Pension Review Committee, the principal functions of which are to review changes to retirement plans necessitated by law or regulation and to determine whether retirement plans meet the compensation goals for the Company’s employees as established by the Board of Directors.  Messrs. Frank (Chairman), Silvestro, Cellino and Gross serve on the Pension Review Committee.

In October 2014, Mr. Cellino notified the Company's Board of Directors of his intent to resign as a director effective January 1, 2015. At the Company's annual meeting of shareholders held on January 16, 2014, Mr. Cellino was elected to a one-year term as a Director by holders of the Company's Class A Common Stock. The Company's Board of Directors is conducting a search for candidates to succeed Mr. Cellino.

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

Based solely on a review of the copies of such forms furnished to the Company and written representations from the Company’s Executive Officers and Directors, the Company believes that during the fiscal year ending July 31, 2014 all Section 16(a) filing requirements applicable to its Executive Officers, Directors and greater than ten percent (10%) beneficial owners were complied with by such persons, except for the following: (1) the filing of the a Form 4 statement by Frank B. Silvestro for the purchase of 1,000 Class A Shares of Common Stock that occurred on August 9, 2013 but which statement was not filed until October 30, 2013 as a result of the temporary unavailability of stock transaction information; and (2) the filing of Form 4 statements by Ronald L. Frank for the purchase of 64 Class A Shares of Common Stock through his IRA account that occurred on December 27, 2013 but which statement was not filed until January 6, 2014, the purchase of 100 Class A Shares of Common Stock through his IRA account that occurred on December 30, 2013 but which statement was not filed until January 6, 2014 and the purchase of 836 Class A Shares of Common Stock through his IRA account that occurred on January 17, 2014 but which statement was not filed until January 24, 2014, as Mr. Frank was out of town.

Item 11.	Executive Compensation

The Company's Board of Directors, acting as a Compensation Committee of the whole, is responsible for overseeing all of the executive compensation and equity plans and programs to ensure that its officers and senior staff are compensated in a manner that is consistent with its competitively based annual and long term performance goals.

The Board of Directors is responsible for establishing and approving our policies governing the compensation of our executive officers.  We provide what we believe is a competitive total compensation package to our executive team through a combination of base salary, cash bonuses, equity plans (for Company officers other than its Executive Vice Presidents) and other broad-based benefit programs.  Our compensation philosophy, policies, and practices with respect to all of the Company’s officers, including the CEO, President, and our two most highly compensated officers as of July 31, 2014, is described below.

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

Components of Our Executive Compensation Program

The primary elements of our executive compensation program are:

•	base salary;
•	cash incentive bonuses;
•	equity incentive awards;
•	termination benefits upon termination without cause; and
•	insurance and other employee benefits and compensation.

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

The following table provides a summary of the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended July 31, 2014, 2013 and 2012 of those persons who were at July 31, 2014: (i) the Company’s current Chief Executive Officer; (ii) the Company’s current President; (iii) the two other most highly compensated executive officers employed at July 31, 2014 with annual salary and bonus for the fiscal year ended July 31, 2014 in excess of $100,000; (iv) the Company’s previous Chief Executive Officer and President; and (v) the Company’s previous Chairman of the Board.  In this report, the six persons named in the table below are referred to as the "Named Executives."

SUMMARY COMPENSATON TABLE

Name and	Fiscal	Salary	Bonus	Stock Awards	Option	Non-Equity Incentive Plan	Nonqualified Deferred Compensation	All Other Compensation	Total
Principal Position	Year		(1)	(2)	Awards	Compensation	Earnings	(3)

Gerald A. Strobel (4)	2014	$356,950	---	---	---	---	---	$13,429	$370,379
CEO, Executive Vice President	2013	$350,988	---	---	---	---	---	$13,179	$364,167
and Director	2012	$346,528	---	---	---	---	---	$10,396	$356,924

Gerard A. Gallagher III (4)	2014	$200,325	---	$15,995	---	---	---	$10,515	$226,835
President	2013	$177,412	---	$12,500	---	---	---	$9,355	$199,267
	2012	$175,179	---	$12,361	---	---	---	$7,488	$195,028

Frank B. Silvestro (5)	2014	$356,950	---	---	---	---	---	$13,165	$370,115
Executive Vice President and	2013	$350,988	---	---	---	---	---	$12,915	$363,903
Chairman of the Board	2012	$346,528	---	---	---	---	---	$10,132	$356,660

Ronald L. Frank	2014	$214,109	---	---	---	---	---	$13,113	$227,222
CEO, Executive Vice President	2013	$210,732	---	---	---	---	---	$13,179	$223,911
and Director	2012	$209,688	---	---	---	---	---	$10,395	$220,083

Kevin S. Neumaier (4)	2014	$135,484	---	---	---	---	---	$133	$135,617
Former CEO and President	2013	$240,334	---	---	---	---	---	$12,566	$252,900
	2012	$237,338	---	---	---	---	---	$10,130	$247,468

Gerhard J. Neumaier (5)	2014	$244,786	---	---	---	---	---	$28	$244,814
Former Executive Vice President	2013	$382,737	---	---	---	---	---	$13,179	$395,916
and Chairman of the Board	2012	$377,878	---	---	---	---	---	$10,396	$388,274

(1)	Amounts earned for bonus compensation are determined by the Board of Directors.
(2)	As of July 31, 2014, there were 1,765 outstanding shares of the Company's Class A Common Stock which was restricted stock issued pursuant to the Company's Stock Award Plan issued to Gerard A. Gallagher III.
(3)	Represents group term life insurance premiums and contributions made by the Company to its Defined Contribution Plan on behalf of each of the Named Executives.
(4)	As of August 31, 2013, the Board of Directors appointed Gerald A. Strobel as the Company’s CEO, replacing Kevin S. Neumaier. Kevin S. Neumaier remained as the Company’s President until January 2014, when his employment with the company was terminated. In January 2014, Gerard A. Gallagher III was appointed as the Company’s President.
(5)	As of August 21, 2013, the Board of Directors appointed Frank B. Silvestro as Chairman of the Board of Directors, replacing Gerhard J. Neumaier. On August 30, 2013, Gerhard J. Neumaier’s employment with the Company was terminated. On September 6, 2013 Gerhard J. Neumaier resigned as a Director of the Company. Mr. Neumaier passed away on October 23, 2013.

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

Stock Award Plans

EEI adopted the 1998 Stock Award Plan effective March 16, 1998 (the “1998 Award Plan”).  The following supplemental plans were adopted subsequent to adoption of the 1998 Award Plan:
•	The 2003 Stock Award Plan (the “2003 Award Plan”), which was adopted by the Board of Directors in October 2004, approved by shareholders in January 2004, and terminated in October 2008;
•	The 2007 Stock Award Plan (the “2007 Award Plan”), which was adopted by the Board of Directors in October 2007, approved by shareholders in January 2008, and terminated in October 2012; and
•	The 2011 Stock Award Plan (the “2011 Award Plan”), which was adopted by the Board of Directors in October 2011, approved by shareholders in January 2012, and will terminate in October 2016.

The 1998 Award Plan and all supplemental plans are collectively referred to as the “Award Plan”.  The Award Plan permits grants of the award for a period of five (5) years from the date of adoption by the Board of Directors.  The Award Plan is not a qualified plan Section 401(a) of the Internal Revenue Code.   As of July 31, 2014, awards for a total of 16,105 shares of Class A Common Stock have been granted and remain subject to vesting under the 2011 Plan.

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

Outstanding Equity Awards

Information regarding outstanding restricted stock awards granted to the Named Executives is summarized in the following table.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

Name and Principal Position	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#) (1)	Market value of shares or units of stock that have not vested ($) (2)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Gerard A. Gallagher III President	---	---	---	---	---	1,765	$18,727	---	---

(1)	The restricted stock awards have a three year vesting period.
(2)	Market value is based on the market value of the Company’s stock on July 31, 2014.

Director Compensation

Compensation earned by each non-employee director for his services during fiscal year 2014 is summarized in the following table.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation Earnings	Nonqualified Deferred Compensation Earnings	All Other Compensation (1)	Total

Michael C. Gross	$36,611	---	---	---	---	---	$36,611
Gerard A. Gallagher, Jr.	$36,611	---	---	---	---	$34,755	$71,366
Ross M. Cellino	$36,611	---	---	---	---	---	$36,611
Michael S. Betrus (2)	$4,576	---	---	---	---	---	$4,576
Timothy Butler (2)	$27,459	---	---	---	---	---	$27,459

(1)	Other is the value paid under a consulting fee arrangement.
(2)	Mr. Butler passed away on April 22, 2014. Mr. Betrus was appointed as Director in May 2014, filling the vacancy resulting from Mr. Butler’s passing.

During fiscal year 2014, each non-employee director was compensated with an annual director fee of $36,611, which was paid quarterly.  Other than these fees, there was no other compensation from the Company for serving as a director or for serving as a member or chairman of any other committee of the Board of Directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The number of outstanding shares of Class A Common Stock and Class B Common Stock of the Company beneficially owned by each person known by the Company to be the beneficial owner of more than 5 percent of the then outstanding shares of Common Stock as of September 30, 2014 are summarized in the following table.

	Class A Common Stock		Class B Common Stock
Name and Address (1)	Nature and Amount of Beneficial Ownership (2) (3)	Percent of Class as Adjusted (3)	Nature and Amount of Beneficial Ownership (2) (3)	Percent Of Class

Estate of Gerhard J. Neumaier (4)	404,437	13.3%	375,518	23.0%
Frank B. Silvestro*	297,052	10.1%	292,052	17.9%
Ronald L. Frank*	206,971	7.3%	187,234	11.5%
Gerald A. Strobel*	219,604	7.6%	219,604	13.5%
Kevin S. Neumaier*	119,750	4.3%	100,302	6.2%
Kirsten Shelly	121,878	4.4%	115,558	7.1%
Franklin Resources, Inc. (5)	576,000	21.7%	---	---
Edward W. Wedbush (6)	363,673	13.7%	---	---
Dimensional Fund Advisors LP (7)	138,394	5.2%	---	---

*See Footnotes in the Security Ownership of Management table below.

(1)	The address for the Estate of Gerhard J. Neumaier is 248 Mill Road, East Aurora, New York 14052. The address for Kevin S. Neumaier is 340 Pleasant View Drive, Lancaster, New York 14086. The address for Kirsten Shelly is 12 Running Brook Drive, Lancaster, New York 14086. The address for Frank B. Silvestro, Ronald L. Frank and Gerald A. Strobel is c/o Ecology and Environment, Inc., 368 Pleasant View Drive, Lancaster, New York 14086, unless otherwise indicated. The address for Edward W. Wedbush is P.O. Box 30014, Los Angeles, CA 90030-0014. The address for Franklin Resources, Inc. is One Franklin Parkway, San Mateo, CA 94403-1906. The address for Dimensional Fund Advisors LP is Palisades West, Building One, 6300 Bee Cave Road, Austin, Texas 78746.

(2)	Each named individual or corporation is deemed to be the beneficial owners of securities that may be acquired within 60 days through the exercise of exchange or conversion rights. The shares of Class A Common Stock issuable upon conversion by any such shareholder are not included in calculating the number of shares or percentage of Class A Common Stock beneficially owned by any other shareholder.

(3)	There are 2,659,174 shares of Class A Common Stock issued and outstanding and 1,629,197 shares of Class B Common Stock issued and outstanding as of September 30, 2014. For each named individual, the percentage in the “Class A Common Stock — Percent of Class as Adjusted” column is based upon the total shares of Class A Common Stock outstanding, plus shares of Class B Common Stock that may be converted at any time by that holder to Class A Common Stock on a per person basis. The shares of Class B Common Stock assumed to be converted to Class A Common Stock for any named individual are not included in the calculation of the percentage of Class A Common Stock beneficially owned by any other named individual.

(4)	Includes 8,556 shares of Class A Common Stock owned by the late Mr. Gerhard J. Neumaier's spouse, as to which his estate disclaimed beneficial ownership. Includes 20,361 shares of Class A Common Stock owned by the late Mr. Gerhard J. Neumaier's Individual Retirement Account. Does not include any shares of Class A Common Stock or Class B Common Stock held by the late Mr. Gerhard J. Neumaier's adult children. Includes 2 shares of Class A Common Stock owned by a Partnership in which the Estate of Gerhard J. Neumaier is a general partner.

(5)	Includes shares owned by subsidiaries and affiliates of Franklin Resources, Inc. based upon a Schedule 13-G filed on February 7, 2012.

(6)	Includes shares owned by subsidiaries and affiliates of Edward W. Wedbush based upon a Schedule 13-G filed on February 15, 2013.

(7)	Includes shares owned by subsidiaries and affiliates of Dimensional Fund Advisors LP based upon a Schedule 13-G filed on February 10, 2014.

Security Ownership of Management

Beneficial ownership of the Company's Class A Common Stock and Class B Common Stock as of September 30, 2014, by (i) each Director of the Company; and (ii) all Directors and officers of the Company as a group are summarized in the following table.

	Class A Common Stock		Class B Common Stock
Name (1)	Nature and Amount of Beneficial Ownership (2) (3)	Percent of Class as Adjusted (4)	Nature and Amount of Beneficial Ownership (2) (3)	Percent of Class

Frank B. Silvestro (9) (10)	297,052	10.1%	292,052	17.9%
Ronald L. Frank (5) (9) (10)	206,971	7.3%	187,234	11.5%
Gerald A. Strobel (6) (9) (10)	219,604	7.6%	219,604	13.5%
Gerard A. Gallagher, Jr.	59,606	2.2%	59,265	3.6%
Michael C. Gross (8)	23,849	*	23,449	1.4%
Ross M. Cellino (7)	14,892	*	1,102	*
Michael S. Betrus	1,000	*	---	---
Directors and Officers Group (11 individuals)	886,093	25.7%	794,179	48.7%

* Less than 1.0%

(1)	The address of each of the above shareholders is c/o Ecology and Environment, Inc., 368 Pleasant View Drive, Lancaster, New York 14086.

(2)	Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended, beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the vote) or sole or shared investment power (including the power to dispose or direct the disposition) with respect to a security whether through any contract, arrangement, understanding, relationship or otherwise. Unless otherwise indicated, the shareholders identified in this table have sole voting and investment power of the shares beneficially owned by them.

(3)	Each named person and all Directors and officers as a group are deemed to be the beneficial owners of securities that may be acquired within 60 days through the exercise of exchange or conversion rights. The shares of Class A Common Stock issuable upon conversion by any such shareholder are not included in calculating the number of shares or percentage of Class A Common Stock beneficially owned by any other shareholder.

(4)	There are 2,659,174 shares of Class A Common Stock issued and outstanding and 1,629,197 shares of Class B Common Stock issued and outstanding as of September 30, 2014. For each named individual, the percentage in the “Class A Common Stock — Percent of Class as Adjusted” column is based upon the total shares of Class A Common Stock outstanding, plus shares of Class B Common Stock that may be converted at any time by that holder to Class A Common Stock on a per person basis. The shares of Class B Common Stock assumed to be converted to Class A Common Stock for any named individual are not included in the calculation of the percentage of Class A Common Stock beneficially owned by any other named individual.

(5)	Includes 7,640 shares of Class A Common Stock owned by Mr. Frank's individual retirement account and 6,265 shares of Class A Common Stock owned by Mr. Frank’s 401(k) plan account.

(6)	Includes 704 shares of Class B Common Stock held in equal amounts by Mr. Strobel as custodian for two of his children, as to which he disclaims beneficial ownership. Does not include any shares of Class B Common Stock held by a trust which one of his children created and for which Mr. Strobel serves as Trustee.

(7)	Includes 10,915 shares of Class A Common Stock owned by Mr. Cellino's spouse, as to which shares he disclaims beneficial ownership; also includes 2,760 shares of Class A Common Stock owned by Mr. Cellino's Individual Retirement Account. Includes 5 shares of Class A Common Stock owned by a limited partnership in which Mr. Cellino is a general partner.

(8)	Mr. Gross is one of three co-trustees of two inter vivos trusts established by his parents for their benefit that own these shares of Class B Common Stock and is a one-third contingent remainder beneficiary of both trusts’ assets, which include an aggregate total of 70,348 such shares, of which he disclaims beneficial interest in 46,899 of those shares.

(9)	Subject to the terms of the Restrictive Agreement. See "Security Ownership of Certain Beneficial Owners-Restrictive Agreement."

Restrictive Agreement

Messrs. Gerald J. Neumaier (deceased), Frank B. Silvestro, Ronald L. Frank, and Gerald A. Strobel entered into a Stockholders’ Agreement dated May 12, 1970, as amended January 24, 2011, which governs the sale of certain shares of Ecology and Environment, Inc. common stock (now classified as Class B Common Sock) owned by them, certain children of those individuals and any such shares subsequently transferred to their spouses and/or children outright or in trust for their benefit upon the demise of a signatory to the Agreement (“Permitted Transferees”).  The Agreement provides that prior to accepting a bona fide offer to purchase some or all of their shares of Class B Common Stock governed by the Agreement, that the selling party must first allow the other signatories to the Agreement (not including any Permitted Transferee) the opportunity to acquire on a pro rata basis, with right of over-allotment, all of such shares covered by the offer on the same terms and conditions proposed by the offer.

Item 13.	Certain Relationships and Related Transactions

Director Gerard A. Gallagher, Jr.'s son Gerard A. Gallagher, III, serves as President of the Company and received aggregate compensation of $226,835 for his services during fiscal year 2014.  The Company believes that his compensation was commensurate with his peers during fiscal year 2014 and that his relationships during the year were reasonable and in the best interest of the Company.

Ross M. Cellino, Michael C. Gross and Michael S. Betrus are independent, as that term is used in Item 407(a) of Regulation S-K and Rule 5605(a)(2) of the NASDAQ listing standards, as described in their relevant business experiences set forth in Item 10 hereof in that none of them is an employee of the Company, nor is there any family relationship of those three individuals to the Company’s other four Directors or any Executive Officer of the Company.

Item 14.	Principal Accounting Fees and Services

During the fiscal years ended July 31, 2014, 2013 and 2012, Schneider Downs & Co., Inc., an independent registered accounting firm, provided audit and audit related services to the Company.  The Audit Committee meets with the Company’s independent registered accounting firm to approve the annual scope of accounting services to be performed, including all audit, audit-related, and non-audit services, and the related fee estimates.  The Audit Committee also meets with the Company’s independent registered accounting firm on a quarterly basis, following completion of their quarterly reviews and annual audit before our earnings announcements, to review the results of their work.  As appropriate, management and our independent registered accounting firm update the Audit Committee with material changes to any service engagement and related fee estimates as compared to amounts previously approved.  Under its charter, the Audit Committee has the authority and responsibility to review and approve, in advance, any audit and proposed permissible non-audit services to be provided to the Company by its independent registered public accounting firm.  The aggregate fees billed by Schneider Downs & Co. for these services for fiscal years 2014 and 2013 are summarized in the following table.

	Fiscal Year Ended July 31,
	2014	2013

Audit fees	$401,647	$383,226
Audit-related fees	43,993	44,345
Total	$445,640	$427,571

Audit Fees

Audit fees include aggregate fees accrued for the following professional services rendered:

•	audit of the annual financial statements included in this Annual Report;
•	reviews of the financial statements included in the Company's quarterly reports on Form 10-Q; and
•	expenses incurred related to accounting consultation services.

Audit-Related Fees

Audit related fees include aggregate fees accrued for services rendered for audits of the Company’s 401(k) and pension plans, and indirect rate audits.

Item 15.	Exhibits, Financial Statements, Schedules

(a)	1.	Financial Statements
			Page
		Report of Independent Registered Public Accounting Firm	33
		Consolidated Balance Sheets at July 31, 2014 and 2013	34
		Consolidated Statements of Operations for the fiscal years ended July 31, 2014, 2013 and 2012	35
		Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended July 31, 2014, 2013 and 2012	36
		Consolidated Statements of Cash Flows for the Fiscal years ended July 31, 2014, 2013 and 2012	37
		Consolidated Statements of Changes in Shareholders Equity for the fiscal years ended July 31, 2014, 2013 and 2012	38
		Notes to Consolidated Financial Statements	39

	2.	Financial Statement Schedule

		All schedules are omitted because they are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

3.	Exhibits

	Exhibit No.	Description

	3.1	Certificate of Incorporation (1)
	3.2	Certificate of Amendment of Certificate of Incorporation filed on March 23, 1970 (1)
	3.3	Certificate of Amendment of Certificate of Incorporation filed on January 19, 1982 (1)
	3.4	Certificate of Amendment of Certificate of Incorporation filed on January 29, 1987 (1)
	3.5	Certificate of Amendment of Certificate of Incorporation filed on February 10, 1987 (1)
	3.6	Restated By-Laws adopted on July 30, 1986 by Board of Directors (1)
	3.7	Certificate of Change under Section 805-A of the Business Corporation Law filed August 18, 1988 (2)
	3.8	Amendment to the By-Laws dated August 21, 2013 (8)
	4.1	Specimen Class A Common Stock Certificate (1)
	4.2	Specimen Class B Common Stock Certificates (1)
	10.1	Stockholders' Agreement among Gerhard J. Neumaier, Ronald L. Frank, Frank B. Silvestro and Gerald A. Strobel dated May 12, 1970 (1)
	10.4	Ecology and Environment, Inc. Defined Contribution Plan Agreement dated July 25, 1980 as amended on April 28, 1981 and July 21, 1983 and restated effective August 1, 1984 (1)

10.5	Summary of Ecology and Environment Discretionary Performance Plan (3)
10.6	1998 Ecology and Environment, Inc. Stock Award Plan and Amendments (2)
10.7	2003 Ecology and Environment, Inc. Stock Award Plan (4)
10.8	2007 Ecology and Environment, Inc. Stock Award Plan (5)
10.9	2011 Ecology and Environment, Inc. Stock Award Plan (7)
10.10	Amendment No. 1 dated January 24, 2011 to the Stockholders’ Agreement among Gerhard J. Neumaier, Ronald L. Frank, Frank B. Silvestro and Gerald A. Strobel dated May 12, 1970 (6)
14.1	Code of Ethics (4)
21.5	Schedule of Subsidiaries as of July 31, 2014 (9)
23.1	Consent of Independent Registered Public Accounting Firm - Schneider Downs & Co., Inc. (9)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (9)
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (9)
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (9)
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (9)

Footnotes

(1)	Filed as exhibits to the Company's Registration Statement on Form S-1, as amended by Amendment Nos. 1 and 2, (Registration No. 33-11543), and incorporated herein by reference.
(2)	Filed as exhibits to the Company's Form 10-K for Fiscal Year Ending July 31, 2002, and incorporated herein by reference.
(3)	Filed as exhibits to the Company's 10-K for the Fiscal Year Ended July 31, 2003, and incorporated herein by reference.
(4)	Filed as exhibits to the Company's 10-K for the Fiscal Year Ending July 31, 2004, and incorporated herein by reference.
(5)	Filed as exhibits to the Company’s 10-K for the Fiscal Year Ending July 31, 2010, and incorporated herein by reference.
(6)	Filed as exhibits to the Company’s 10-K for the Fiscal Year Ending July 31, 2011, and incorporated herein by reference.
(7)	Filed as Appendix A to the Company’s Definitive Proxy Statement (Schedule 14A) dated December 13, 2011, and incorporated herein by reference.
(8)	Filed as an exhibit to Current Report on Form 8-K for August 21, 2013, and incorporated herein by reference.
(9)	Filed herewith.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECOLOGY AND ENVIRONMENT, INC.

Dated: October 29, 2014	/s/ Gerald A. Strobel
Gerald A. Strobel, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Gerald A. Strobel
Gerald A. Strobel	Chief Executive Officer and Director	October 29, 2014

/s/ Frank B. Silvestro
Frank B. Silvestro	Chairman of the Board of Directors and Director	October 29, 2014

/s/ Ronald L. Frank
Ronald L. Frank	Executive Vice President, Secretary and Director	October 29, 2014

/s/ H. John Mye III
H. John Mye III	Vice President, Treasurer, Chief Financial Officer and Chief Accounting Officer	October 29, 2014

/s/ Gerard A. Gallagher, Jr.
Gerard A. Gallagher, Jr.	Director	October 29, 2014

/s/ Ross M. Cellino
Ross M. Cellino	Director	October 29, 2014

/s/ Michael S. Betrus
Michael S. Betrus	Director	October 29, 2014

/s/ Michael C. Gross
Michael C. Gross	Director	October 29, 2014