Form 10-Q
period 2014-11-01
ECOLOGY & ENVIRONMENT INC
filed 2014-12-16
CIK 809933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended November 1, 2014

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

At November 30, 2014, 2,659,174 shares of Registrant's Class A Common Stock (par value $.01) and 1,629,197 shares of Class B Common Stock (par value $.01) were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Ecology and Environment, Inc.
Condensed Consolidated Balance Sheets
Unaudited

	(Unaudited)	(Audited)
Assets	November 1, 2014	July 31, 2014

Current assets:
Cash and cash equivalents	$6,338,852	$6,889,243
Investment securities available for sale	1,424,834	1,407,277
Contract receivables, net of allowance for doubtful accounts and contract adjustments of $6,395,057 and $6,126,854, respectively	46,857,077	44,431,305
Deferred income taxes	4,441,042	4,534,437
Income tax receivable	437,962	1,107,983
Other current assets	2,346,008	1,589,646

Total current assets	61,845,775	59,959,891

Property, building and equipment, net of accumulated depreciation of $24,488,978 and $28,615,915, respectively	7,761,571	7,941,455
Deferred income taxes	1,866,323	1,865,798
Other assets	2,104,246	1,941,178

Total assets	$73,577,915	$71,708,322

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$8,808,731	$9,874,649
Lines of credit	3,103,035	1,572,466
Accrued payroll costs	8,474,470	7,650,077
Current portion of long-term debt and capital lease obligations	432,514	420,737
Billings in excess of revenue	5,347,912	5,003,413
Other accrued liabilities	4,167,605	4,235,262

Total current liabilities	30,334,267	28,756,604

Income taxes payable	107,035	107,035
Deferred income taxes	631,083	631,083
Long-term debt and capital lease obligations	202,167	421,769
Commitments and contingencies (Note 15)	-	-

Shareholders' equity:
Preferred stock, par value $.01 per share (2,000,000 shares authorized; no shares issued)	-	-
Class A common stock, par value $.01 per share (6,000,000 shares authorized; 2,699,727 shares issued)	26,997	26,851
Class B common stock, par value $.01 per share; (10,000,000 shares authorized; 1,693,998 shares issued)	16,941	17,087
Capital in excess of par value	17,047,578	17,124,339
Retained earnings	22,763,735	21,916,575
Accumulated other comprehensive loss	(728,882)	(182,735)
Treasury stock, at cost (Class A common: 40,553 shares; Class B common: 64,801 shares)	(1,223,899)	(1,223,899)

Total Ecology and Environment, Inc. shareholders' equity	37,902,470	37,678,218
Noncontrolling interests	4,400,893	4,113,613

Total shareholders' equity	42,303,363	41,791,831

Total liabilities and shareholders' equity	$73,577,915	$71,708,322

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ecology and Environment, Inc.
Condensed Consolidated Statements of Operations
Unaudited

	Three Months Ended
	November 1, 2014	October 31, 2013

Revenue, net	$33,190,651	$34,749,291

Cost of professional services and other direct operating expenses	13,226,677	13,548,050
Subcontract costs	5,066,091	4,866,943
Administrative and indirect operating expenses	9,392,996	10,869,243
Marketing and related costs	3,388,640	3,458,615
Depreciation and amortization	362,729	1,053,954

Income from operations	1,753,518	952,486
Interest income	23,039	43,475
Interest expense	(18,241)	(49,774)
Other (expense) income	(2,535)	120,031
Gain on sale of assets and investment securities	140,385	-
Net foreign exchange gains (losses)	65,498	(10,426)

Income before income tax provision	1,961,664	1,055,792
Income tax provision	825,543	540,678

Net income	$1,136,121	$515,114

Net income attributable to noncontrolling interests	(288,961)	(134,723)

Net income attributable to Ecology and Environment, Inc.	$847,160	$380,391

Net income per common share: basic and diluted	$0.20	$0.09

Weighted average common shares outstanding: basic and diluted	4,288,371	4,261,674

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ecology and Environment, Inc.
Condensed Consolidated Statements of Comprehensive Income
Unaudited

	Three Months Ended
	November 1, 2014	October 31, 2013

Net income including noncontrolling interests	$1,136,121	$515,114
Foreign currency translation adjustments	(553,428)	235,914
Unrealized investment gains (losses), net	5,600	(234)

Comprehensive income	588,293	750,794
Comprehensive income attributable to noncontrolling interests	(287,280)	(119,193)

Comprehensive income attributable to Ecology and Environment, Inc.	$301,013	$631,601

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ecology and Environment, Inc.
Condensed Consolidated Statements of Cash Flows
Unaudited

	Three Months Ended
	November 1, 2014	October 31, 2013
Cash flows from operating activities:
Net income	$1,136,121	$515,114
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	362,729	1,053,954
(Provision) benefit for deferred income taxes	(12,055)	110,585
Share based compensation expense	15,088	89,049
Tax impact of share-based compensation	(91,849)	(31,695)
Gain on sale of assets and investment securities	(140,385)	-
Provision for contract adjustments and doubtful accounts	300,016	29,728
Bad debt expense	(31,813)	24,263
Decrease (increase) in:
- contract receivables	(3,445,154)	658,931
- other current assets	(803,556)	(675,225)
- income tax receivable	670,021	164,580
- other non-current assets	(167,146)	7,988
(Decrease) increase in:
- accounts payable	94,305	(926,165)
- accrued payroll costs	1,005,508	597,287
- income taxes payable	47,232	(4,723)
- billings in excess of revenue	469,175	(190,544)
- other accrued liabilities	37,553	83,649
Net cash (used in) provided by operating activities	(554,210)	1,506,776

Cash flows from investing activities:
Acquistion of noncontrolling interest of subsidiaries	-	(553,457)
Purchase of property, building and equipment	(233,661)	(260,770)
Proceeds from sale of property, building and equipment	203,327	-
Sale (purchase) of investment securities	(8,223)	(124,415)
Net cash used in investing activities	(38,557)	(938,642)

Cash flows from financing activities:
Dividends paid	(1,033,071)	(1,019,955)
Proceeds from debt	-	545,877
Repayment of debt and capital lease obligations	(297,319)	(38,422)
Net (repayments of) borrowings under of lines of credit	1,530,569	(28,691)
Distributions to noncontrolling interests	-	(141,012)
Net cash provided by (used in) financing activities	200,179	(682,203)

Effect of exchange rate changes on cash and cash equivalents	(157,803)	34,078

Net decrease in cash and cash equivalents	(550,391)	(79,991)
Cash and cash equivalents at beginning of period	6,889,243	9,444,660

Cash and cash equivalents at end of period	$6,338,852	$9,364,669

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$16,698	$48,308
Income taxes	324,003	(23,733)
Supplemental disclosure of non-cash items:
Acquistion of noncontrolling interest of subsidiaries (loans and stock)	-	1,039,574

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ecology and Environment, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
Unaudited

	Class A Common Stock Shares	Class A Common Stock Amount	Class B Common Stock Shares	Class B Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares	Treasury Stock Amount	Noncontrolling Interest

Balance at July 31, 2013 (Audited)	2,685,151	$26,851	1,708,574	$17,087	$20,016,873	$25,365,853	$(84,527)	143,911	$(1,798,233)	$3,095,386

Net (loss) income	-	-	-	-	-	(1,382,656)	-	-	-	592,203
Foreign currency translation adjustment	-	-	-	-	-	-	(163,913)	-	-	(134,287)
Cash dividends declared ($0.48 per share)	-	-	-	-	-	(2,066,622)	-	-	-	-
Unrealized investment gain, net	-	-	-	-	-	-	1,412	-	-	-
Repurchase of Class A common stock	-	-	-	-	-	-	-	16,091	(173,278)	-
Issuance of stock under stock award plan	-	-	-	-	(194,454)	-	-	(16,387)	194,454	-
Share-based compensation expense	-	-	-	-	353,295	-	-	-	-	-
Tax impact of share based compensation	-	-	-	-	(31,695)	-	-	-	-	-
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	(664,703)
Reclassification adjustment for prior period acquisitions of noncontrolling interests	-	-	-	-	(2,414,027)	-	-	-	-	2,381,666
Purchase of additional noncontrolling interests	-	-	-	-	(605,653)	-	64,293	(44,260)	553,158	(1,156,652)
Stock award plan forfeitures	-	-	-	-	-	-	-	5,999	-	-

Balance at July 31, 2014 (Audited)	2,685,151	$26,851	1,708,574	$17,087	$17,124,339	$21,916,575	$(182,735)	105,354	$(1,223,899)	$4,113,613

Net income	-	-	-	-	-	847,160	-	-	-	288,961
Foreign currency translation adjustment	-	-	-	-	-	-	(551,747)	-	-	(1,681)
Unrealized investment gain, net	-	-	-	-	-	-	5,600	-	-	-
Conversion of Class B to Class A common stock	14,576	146	(14,576)	(146)	-	-	-	-	-	-
Share-based compensation expense	-	-	-	-	15,088	-	-	-	-	-
Tax impact of share based compensation	-	-	-	-	(91,849)	-	-	-	-	-

Balance at November 1, 2014 (Unaudited)	2,699,727	$26,997	1,693,998	$16,941	$17,047,578	$22,763,735	$(728,882)	105,354	$(1,223,899)	$4,400,893

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ecology and Environment, Inc.
Notes to Condensed Consolidated Financial Statements

1.	Organization and Basis of Presentation

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

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of such information. All such adjustments are of a normal recurring nature. The Company follows the same accounting policies in preparation of interim reports. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, including a description of significant accounting policies, have been condensed or omitted pursuant to SEC rules and regulations. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2014 filed with the Securities and Exchange Commission. The condensed consolidated results of operations for the three months ended November 1, 2014 are not necessarily indicative of the results for any subsequent period or the entire fiscal year ending July 31, 2015.

Certain prior year amounts were reclassified to conform to the condensed consolidated financial statement presentation for the three months ended November 1, 2014.

2.	Recent Accounting Pronouncements

Accounting Pronouncements Adopted During the Fiscal Year Ended July 31, 2015

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

Accounting Pronouncements Not Yet Adopted as of November 1, 2014

In May 2014, FASB issued ASU No. 2014-09 Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 is the result of a joint project of FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard for use in the U.S and internationally. ASU 2014-09 supersedes the revenue recognition requirements in Topic 605 of FASB’s Accounting Standards Codification (the “Codification”) and most industry-specific guidance throughout the Industry Topics of the Codification. ASU 2014-09 enhances comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets, reduces the number of requirements an entity must consider for recognizing revenue, and requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within the annual reporting period. The Company intends to adopt the provisions of ASU 2014-09 effective August 1, 2017. ASU 2014-09 requires either retrospective application by restating each prior period presented in the financial statements, or retrospective application by recording the cumulative effect on prior reporting periods to beginning retained earnings in the year that the standard becomes effective. Management is currently assessing the provisions of ASU 2014-09 and has not yet estimated its impact.

3.	Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company invests cash in excess of operating requirements in income-producing short-term investments. Money market funds of less than $0.1 million and $0.3 million were included in cash and cash equivalents in the accompanying condensed consolidated balance sheets at November 1, 2014 and July 31, 2014, respectively.

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

The availability of observable market data is monitored to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. The Company evaluated the significance of transfers between levels based upon the nature of the financial instrument. There were no transfers in or out of levels 1, 2 or 3, respectively during the three months ended November 1, 2014 or the fiscal year ended July 31, 2014.

The fair value of the Company’s assets and liabilities that are measured at fair value on a recurring basis is summarized by level within the fair value hierarchy in the following table.

	Balance at November 1, 2014
	Level 1	Level 2		Level 3		Total
Assets:
Investment securities available for sale	$1,424,834	$	---	$	---	$1,424,834

	Balance at July 31, 2014
	Level 1	Level 2		Level 3		Total
Assets:
Investment securities available for sale	$1,407,277	$	---	$	---	$1,407,277

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

Reclassification adjustments out of accumulated other comprehensive income resulting from realized gains or losses from the sale of investment securities available for sale are included in gain on sale of assets and investment securities on the accompanying condensed consolidated statements of operations. The Company did not record any sales of investment securities during the three months ended November 1, 2014 or the three months ended October 31, 2013.

The carrying amount of cash and cash equivalents approximated fair value at November 1, 2014 and July 31, 2014. These assets were classified as level 1 instruments at both dates. Long-term debt consists of bank loans and capitalized equipment leases. Lines of credit consist of borrowings for working capital requirements. Based on the Company's assessment of the current financial market and corresponding risks associated with the debt and line of credit borrowings, management believes that the carrying amount of these liabilities approximated fair value at November 1, 2014 and July 31, 2014. These liabilities were classified as level 2 instruments at both dates. There were no financial instruments classified as level 3 at November 1, 2014 or July 31, 2014.

Investment securities available for sale are stated at fair value. Unrealized gains or losses related to investment securities available for sale are recorded in accumulated other comprehensive income, net of applicable income taxes in the accompanying condensed consolidated balance sheets and condensed consolidated statements of changes in shareholders' equity. The cost basis of securities sold is based on the specific identification method. The Company had gross unrealized losses of less than $0.1 million recorded in accumulated other comprehensive income for the periods ended November 1, 2014 and October 31, 2013.

5.	Revenue and Contract Receivables, net

Revenue Recognition

Substantially all of the Company's revenue is derived from environmental consulting work. The consulting revenue is principally derived from the sale of labor hours. The consulting work is performed under a mix of fixed price, cost-type, and time and material contracts. Contracts are required from all customers. Revenue is recognized as follows:

Contract Type	Work Type	Revenue Recognition Policy

Time and materials	Consulting	As incurred at contract rates.
Fixed price	Consulting	Percentage of completion, approximating the ratio of either total costs or Level of Effort (“LOE”) hours incurred to date to total estimated costs or LOE hours.
Cost-plus	Consulting	Costs as incurred plus fees. Fees are recognized as revenue using percentage of completion determined by the percentage of LOE hours incurred to total LOE hours in the respective contracts.

Revenues reflected in the Company's condensed consolidated statements of operations represent services rendered for which the Company maintains a primary contractual relationship with its customers. Included in revenues are certain services outside the Company's normal operations which the Company has elected to subcontract to other contractors.

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

The Company reduces contract receivables by recording an allowance for doubtful accounts to account for the estimated impact of collection issues resulting from a client’s inability or unwillingness to pay valid obligations to the Company. The resulting provision for bad debts is recorded within administrative and indirect operating expenses on the condensed consolidated statements of operations.

The Company also reduces contract receivables by establishing an allowance for contract adjustments related to revenues that are deemed to be unrealizable, or that may become unrealizable in the future. Management reviews contract receivables and determines allowance amounts based on the adequacy of the Company’s performance under the contract, the status of change orders and claims, historical experience with the client for settling change orders and claims, and economic, geopolitical and cultural considerations for the home country of the client. Such contract adjustments are recorded as direct adjustments to revenue in the condensed consolidated statements of operations.

Contract Receivables, Net

Contract receivables, net are summarized in the following table.

	Balance at
	November 1, 2014	July 31, 2014
Contract Receivables:
Billed	$26,033,212	$26,863,708
Unbilled	27,218,922	23,694,451
	53,252,134	50,558,159
Allowance for doubtful accounts and contract adjustments	(6,395,057)	(6,126,854)
Total contract receivables, net	$46,857,077	$44,431,305

Billed contract receivables did not include any contractual retainage balances at November 1, 2014 or July 31, 2014. Management anticipates that the unbilled receivables outstanding at November 1, 2014 will be substantially billed and collected within one year.

Contract Receivable Concentrations

Significant concentrations of contract receivables and the allowance for doubtful accounts and contract adjustments are summarized in the following table.

	Balance at November 1, 2014		Balance at July 31, 2014
Region	Contract Receivables	Allowance for Doubtful Accounts and Contract Adjustments	Contract Receivables	Allowance for Doubtful Accounts and Contract Adjustments

United States, Canada and South America	$46,164,762	$1,585,604	$43,394,442	$1,611,068
Middle East and Africa	6,888,826	4,979,907	7,010,225	4,386,240
Asia	198,546	129,546	153,492	129,546
Totals	$53,252,134	$6,395,057	$50,558,159	$6,126,854

Combined contract receivables related to projects in the Middle East, Africa and Asia represented 14% of total contract receivables at November 1, 2014 and July 31, 2014, while the combined allowance for doubtful accounts and contract adjustments related to these projects represented 74% of the total allowance for doubtful accounts and contract adjustments at those same period end dates. These allowance percentages highlight the Company’s experience of heightened operating risks (i.e., political, regulatory and cultural risks) within these foreign regions in comparison with similar risks in the United States, Canada and South America. These heightened operating risks have resulted in increased collection risks and the Company expending resources that it may not recover for several months, or at all.

Allowance for Doubtful Accounts and Contract Adjustments

Activity within the allowance for doubtful accounts and contract adjustments is summarized in the following table.

	Three Months Ended
	November 1, 2014	October 31, 2013

Balance at beginning of period	$6,126,854	$5,592,800
Net increase (decrease) due to adjustments in the allowance for:
Contract adjustments (1)	300,016	29,728
Doubtful accounts (2)	(31,813)	24,263
Transfer of reserves to allowance for project disallowances (3)	---	(7,500)
Balance at end of period	$6,395,057	$5,639,291

(1)	Increases (decreases) to the allowance for contract adjustments on the condensed consolidated balance sheets are also recorded as (decreases) increases to revenue on the condensed consolidated statements of operations.
(2)
Increases (decreases) to the allowance for doubtful accounts on the condensed consolidated balance sheets are also recorded as increases (decreases) to administrative and other indirect operating expenses on the condensed consolidated statements of operations.

(3)	The allowance for project disallowances is included in other accrued liabilities on the condensed consolidated balance sheets. Refer to Note 10 of these condensed consolidated financial statements.

6.	Property, Building and Equipment, net

In November 2013, management decided to abandon the Company’s existing operating and financial software system and migrate to new system software. The Company acquired and developed the new software during fiscal year 2014, and began utilizing the new software effective August 1, 2014 for its U.S. operations. Although the core software modules were operating effectively as of August 1, 2014, certain operational and reporting capabilities of the new system continued to be developed during the three months ended November 1, 2014. The process to evaluate, select and develop new operating and financial software systems for the Company’s significant foreign operations is expected to be completed in January 2015. The Company recorded software development costs of $0.1 million and $0 in property, plant and equipment during the three months ended November 1, 2014 and October 31, 2013, respectively.

The Company continued to utilize the previous software system through July 31, 2014, at which time the previous system was abandoned. As a result, amortization of software development costs capitalized for the previous system was accelerated so that the system was completely amortized by July 31, 2014. Total software amortization expense was less than $0.1 million and $0.7 million for the quarters ended November 1, 2014 and October 31, 2013, respectively.

7.	Lines of Credit

Unsecured lines of credit are summarized in the following table.

	Balance at
	November 1, 2014	July 31, 2014

Outstanding cash draws, recorded as lines of credit on the accompanying condensed consolidated balance sheets	$3,103,035	$1,572,466
Outstanding letters of credit to support operations	1,885,739	1,944,994
Total amounts used under lines of credit	4,988,774	3,517,460
Remaining amounts available under lines of credit	29,380,226	30,851,540
Total approved unsecured lines of credit	$34,369,000	$34,369,000

Contractual interest rates ranged from 2.50% to 3.00% at November 1, 2014. The Company’s lenders have reaffirmed the lines of credit within the past twelve months.

8.	Debt and Capital Lease Obligations

Debt and capital lease obligations are summarized in the following table.

	Balance at
	November 1, 2014	July 31, 2014

Various bank loans and advances at interest rates ranging from 3.25% to 14%	$412,488	$676,874
Capital lease obligations at varying interest rates averaging 11%	222,193	165,632
	634,681	842,506
Current portion of long-term debt and capital lease obligations	(432,514)	(420,737)
Long-term debt and capital lease obligations	$202,167	$421,769

The aggregate maturities of long-term debt and capital lease obligations as of November 1, 2014 are summarized in the following table.

November 2014 – October 2015	$432,514
November 2015 – October 2016	142,584
November 2016 – October 2017	57,077
November 2017 – October 2018	2,506
Thereafter	---
Total	$634,681

9.	Income Taxes

The estimated effective tax rate was 42.1% and 51.2% for the three months ended November 1, 2014 and October 31, 2013, respectively. The decrease was mainly a result of a significant increase in forecasted income from foreign entities in countries with a lower effective tax rate than in the U.S., which was partially offset by a smaller increase in forecasted income from U.S. entities.

10.	Other Accrued Liabilities

Other accrued liabilities are summarized in the following table.

	Balance at
	November 1, 2014	July 31, 2014

Allowance for project disallowances	$2,393,351	$2,393,351
Other	1,774,254	1,841,911
Total other accrued liabilities	$4,167,605	$4,235,262

The allowance for project disallowances represents potential disallowances of amounts billed and collected resulting from contract close-outs and government audits. Allowances for project disallowances are recorded when the amounts are estimable. Activity within the allowance for project disallowances is summarized in the following table.

	Three Months Ended
	November 1, 2014	October 31, 2013

Balance at beginning of period	$2,393,351	$2,663,351
Transfer of reserves from allowance for doubtful accounts and contract adjustments	---	7,500
Balance at end of period	$2,393,351	$2,670,851

11.	Stock Award Plan

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

The Company awarded 62,099 Class A shares valued at $0.9 million in October 2011 and 16,387 Class A shares valued at $0.2 million in July 2013 pursuant to the Award Plan. These awards have a three year vesting period. Total gross compensation expense is recognized over the vesting period. The Company recorded non-cash compensation expense of less than $0.1 million and $0.1 million during the quarters ended November 1, 2014 and October 31, 2013, respectively, in connection with outstanding stock compensation awards. The Company expects to record less than $0.1 million of non-cash compensation expense during the fiscal year ended July 31, 2015. The "pool" of excess tax benefits accumulated in Capital in Excess of Par Value was $0.1 million and at November 1, 2014 and July 31, 2014.

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

Cash Dividends

The Company did not declare any cash or non-cash dividends during the three months ended November 1, 2014 or October 31, 2013. The Company paid dividends of $1.0 million in August 2013 and 2012 that were declared and accrued in prior periods. The Company paid dividends of $1.0 million in August 2014 and 2013 that were declared and accrued in prior periods.

Stock Repurchase

In August 2010, the Company’s Board of Directors approved a program for repurchase of 200,000 shares of Class A common stock. As of November 1, 2014, the Company repurchased 122,918 shares of Class A stock, and 77,082 shares had yet to be repurchased under this program. The Company did not acquire any Class A shares under this program during the three months ended November 1, 2014 or October 31, 2013.

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

Transactions to acquire ownership interest from noncontrolling shareholders during the three months ended November 1, 2014 and during the fiscal year ended July 31, 2014, which were recorded at amounts that approximated fair value, are summarized in the following table.

	Three Months Ended November 1, 2014		Fiscal Year Ended July 31, 2014

Purchases of noncontrolling interests:
Purchase of 344 Walsh common shares (1)	$	---	$5,653
Purchase of 3,705 Walsh common shares (2)		---	1,120,749
Purchase of 100 Walsh common shares (3)		---	30,250
Total purchases of additional noncontrolling interests (4)	$	---	$1,156,652

(1)	In January 2014, EEI purchased an additional 0.9% of Walsh Environmental Scientists and Engineers, LLC (“Walsh”) from noncontrolling shareholders for $0.1 million in cash. Walsh became a wholly-owned subsidiary of EEI as a result of these transactions.
(2)	In October 2013, EEI purchased an additional 9.4% of Walsh for $1.6 million. The purchase price was paid as follows: (i) one third in cash payable on the transaction consummation date; (ii) one third payable with EEI Common Stock on the transaction consummation date; and (iii) one third payable with a promissory note payable in two annual installments of one half the principal plus interest accrued at 3.25% per annum.
(3)	In October 2013, EEI purchased an additional 0.2% of Walsh for less than $0.1 million in cash.
(4)	Purchases of additional noncontrolling interests are recorded as reductions of shareholders’ equity on the condensed consolidated statements of shareholders’ equity.

13.	Earnings Per Share

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

The computation of earnings per share is included in the following table.

	Three Months Ended
	November 1, 2014		October 31, 2013

Net income attributable to Ecology and Environment, Inc.		$847,160		$380,391
Dividends declared		---		---
Balance at end of period		$847,160		$380,391

Weighted-average common shares outstanding (basic and diluted)		4,288,371		4,261,674

Distributed earnings per share	$	---	$	---
Undistributed earnings per share		0.20		0.09
Total earnings per share		$0.20		$0.09

14.	Segment Reporting

The Company reports segment information based on the geographic location of its customers (for revenues) and the location of its offices (for long-lived assets). Revenue and long-lived assets by business segment are summarized in the following tables.

	Three Months Ended
	November 1, 2014	October 31, 2013
Revenue, net by geographic location:
United States	$21,558,855	$23,160,148
Foreign countries (1)	11,631,796	11,589,143

(1)	Significant foreign revenues included revenues in Peru ($6.6 million and $4.3 million for the three months ended November 1, 2014 and October 31, 2013, respectively), Brazil ($2.7 million and $4.0 million for the three months ended November 1, 2014 and October 31, 2013, respectively) and Chile ($1.5 million and $2.4 million for the three months ended November 1, 2014 and October 31, 2013, respectively).

	Balance at
	November 1, 2014	July 31, 2014
Long-Lived Assets by geographic location:
United States	$26,957,893	$31,170,634
Foreign countries	5,292,656	5,386,736

15.	Commitments and Contingencies

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

On February 4, 2011, the Chico Mendes Institute of Biodiversity Conservation of Brazil (the “Institute”) issued a Notice of Infraction to E&E Brasil. E&E Brasil is a majority-owned subsidiary of Ecology and Environment, Inc. The Notice of Infraction concerns the taking and collecting species of wild animal specimens without authorization by the competent authority and imposes a fine of 520,000 Reais, which had a value of approximately $0.2 million at November 1, 2014. No claim has been made against Ecology and Environment, Inc. The Institute has also filed Notices of Infraction against four employees of E&E Brasil alleging the same claims and has imposed fines against those individuals that, in the aggregate, are equal to the fine imposed against E&E Brasil. E&E Brasil has filed administrative responses with the Institute for itself and its employees that: (a) denies the jurisdiction of the Institute, (b) states that the Notice of Infraction is constitutionally vague and (c) affirmatively stated that E&E Brasil had obtained the necessary permits for the surveys and collections of specimens under applicable Brazilian regulations and that the protected conservation area is not clearly marked to show its boundaries. At this time, E&E Brasil has attended one meeting where depositions were taken. The Company believes that these administrative proceedings in Brazil will not have an adverse material effect upon the operations of the Company.

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

Executive Overview

For the three months ended November 1, 2014, the first quarter of our fiscal year 2015, income before income tax provision was $2.0 million, which represented a $0.9 million (86%) increase from income of $1.1 million for the same period in the previous fiscal year. Earnings per share increased $0.11 (122%) to $0.20 for the current quarter.

Improved results for the first quarter of 2015 resulted primarily from generally lower operating expenses due to managed reductions in staff levels and other operating costs in U.S. and certain South American markets. Significantly lower amortization of software development costs also contributed to overall decreases in operating expenses.

Revenue less subcontract costs, which is a key performance measure for our business, decreased $1.6 million (5%) for the first quarter of fiscal year 2015. Lower project work volumes and revenues from government, commercial, asbestos inspection and mining sectors in the U.S. and lower energy sector project activity in Brazil were partially offset by higher Department of Defense revenues in the U.S. and higher energy sector revenues from our U.S. and Peruvian operations.

Refer to Results of Operations below for additional commentary regarding our operating results.

Liquidity and Capital Resources

Cash and cash equivalents activity and balances are summarized in the following table.

	Three Months Ended
	November 1, 2014	October 31, 2013
Cash provided by (used in):
Operating activities	$(554,210)	$1,506,776
Investing activities	(38,557)	(938,642)
Financing activities	200,179	(682,203)
Effect of exchange rate changes on cash and cash equivalents	(157,803)	34,078
Net (decrease) increase in cash and cash equivalents	$(550,391)	$(79,991)

Cash and cash equivalents at period end, by location:
U.S. operations	$3,355,361	$6,669,621
Foreign operations	2,983,491	2,695,048
Total cash and cash equivalents	$6,338,852	$9,364,669

Net cash used in operating activities during the quarter ended November 1, 2014 resulted mainly from the following activity:
•	Net income (after adjustment for non-cash items) provided $1.4 million of operating cash;
•	Net increases in contract receivables resulted in a $3.4 million use of operating cash; and
•	Other working capital activity provided $1.4 million of operating cash.

Net cash used in investment activities during the quarter ended November 1, 2014 resulted mainly from the following activity:
•	Sales of property, building and equipment provided $0.2 million of operating cash; and
•	Purchases of property, building and equipment resulted in a $0.2 million use of operating cash.

Net cash provided by financing activities during the quarter ended November 1, 2014 resulted mainly from the following activity:
•	Net borrowings under our lines of credit provided $1.5 million use of cash;
•	Dividend payments to common shareholders resulted in a $1.0 million use of cash;
•	Repayment of debt and capital lease obligations resulted in a $0.3 million use of cash; and

We have unsecured lines of credit available to provide cash and letters of credit for operations. Contractual interest rates ranged from 2.50% to 3.00% at November 1, 2014. Our lenders have reaffirmed the lines of credit within the past twelve months. Our lines of credit are summarized in the following table.

	Balance at
	November 1, 2014	July 31, 2014

Outstanding cash draws, recorded as lines of credit on the accompanying condensed consolidated balance sheets	$3,103,035	$1,572,466
Outstanding letters of credit to support operations	1,885,739	1,944,994
Total amounts used under lines of credit	4,988,774	3,517,460
Remaining amounts available under lines of credit	29,380,226	30,851,540
Total approved unsecured lines of credit	$34,369,000	$34,369,000

We believe that cash flows from U.S. operations, available cash balances in our domestic subsidiaries and our available lines of credit will be sufficient to cover working capital requirements of our U.S. operations during the next twelve months and the foreseeable future. Our foreign subsidiaries typically generate adequate cash flow to fund their operations. We intend to reinvest net cash generated from undistributed foreign earnings into operations and business expansion opportunities outside the U.S. Excess cash accumulated by any foreign subsidiary, beyond that necessary to fund operations or business expansion, may be repatriated to the U.S. at the discretion of the Board of Directors of the respective entities. We would be required to accrue and pay taxes on any amounts repatriated to the U.S. from foreign subsidiaries.

In December 2014, a South American subsidiary of Walsh Environmental Scientists & Engineers, LLC (“Walsh”) declared a $1.5 million dividend to Walsh. After local and U.S. taxes, approximately $1.1 million of cash is expected to be available for U.S. operations during the second quarter of fiscal year 2015 as a result of this dividend.

During fiscal year 2014, the Company generated a net operating loss of $1.7 million for income tax purposes, which is expected to be fully utilized during fiscal year 2015.

Balance Sheet Review

Contract Receivables, net

Contract receivables, net are summarized in the following table.

	Balance at
	November 1, 2014	July 31, 2014
Contract Receivables:
Billed	$26,033,212	$26,863,708
Unbilled	27,218,922	23,694,451
	53,252,134	50,558,159
Allowance for doubtful accounts and contract adjustments	(6,395,057)	(6,126,854)
Total contract receivables, net	$46,857,077	$44,431,305

Contract Receivable Concentrations

Significant concentrations of contract receivables and the allowance for doubtful accounts and contract adjustments are summarized in the following table.

	Balance at November 1, 2014		Balance at July 31, 2014
Region	Contract Receivables	Allowance for Doubtful Accounts and Contract Adjustments	Contract Receivables	Allowance for Doubtful Accounts and Contract Adjustments

United States, Canada and South America	$46,164,762	$1,585,604	$43,394,442	$1,611,068
Middle East and Africa	6,888,826	4,679,907	7,010,225	4,386,240
Asia	198,546	129,546	153,492	129,546
Totals	$53,252,134	$6,395,057	$50,558,159	$6,126,854

Combined contract receivables related to projects in the Middle East, Africa and Asia represented 14% of total contract receivables at November 1, 2014 and July 31, 2014, while the combined allowance for doubtful accounts and contract adjustments related to these projects represented 74% of the total allowance for doubtful accounts and contract adjustments at those same period end dates. These allowance percentages highlight the Company’s experience of heightened operating risks (i.e., political, regulatory and cultural risks) within these foreign regions in comparison with similar risks in the United States, Canada and South America. These heightened operating risks have resulted in increased collection risks and the Company expending resources that it may not recover for several months, or at all.

Results of Operations

Revenue, net

Substantially all of the Company's revenue is derived from environmental consulting work. The consulting revenue is principally derived from the sale of labor hours. The consulting work is performed under a mix of fixed price, cost-type, and time and material contracts. Contracts are required from all customers. Revenue is recognized as follows:

Contract Type	Work Type	Revenue Recognition Policy

Time and materials	Consulting	As incurred at contract rates.
Fixed price	Consulting	Percentage of completion, approximating the ratio of either total costs or Level of Effort (“LOE”) hours incurred to date to total estimated costs or LOE hours.
Cost-plus	Consulting	Costs as incurred plus fees. Fees are recognized as revenue using percentage of completion determined by the percentage of LOE hours incurred to total LOE hours in the respective contracts.

Our revenue recognition policy is described in our Annual Report on Form 10-K for the fiscal year ended July 31, 2014. Revenue, net associated with these contract types are summarized in the following table.

	Three Months Ended
	November 1, 2014	October 31, 2013

Time and materials	$16,509,164	$18,801,178
Fixed price	14,366,806	13,220,560
Cost-type	2,314,681	2,757,553
Total revenue by contract type	$33,190,651	$34,749,291

Revenue, net and revenue less subcontract costs, by business entity, are summarized in the following table.

	Three Months Ended
	November 1, 2014	October 31, 2013

Gross revenue by entity:
EEI and its wholly owned subsidiaries (excluding Walsh)	$19,338,599	$19,814,251
Walsh and its subsidiaries	9,215,842	7,638,040
EEI’s majority-owned subsidiaries:
Ecology & Environment do Brasil, Ltda (“E&E Brasil”)	2,696,553	3,958,790
Gestion Ambiental Consultores S.A. (“GAC”)	1,501,652	2,356,630
ECSI, LLC (“ECSI”)	738,021	1,011,308
Total	33,490,667	34,779,019
Net contract adjustments recorded as a reduction from revenue	(300,016)	(29,728)
Revenue, net per condensed consolidated statements of operations	$33,190,651	$34,749,291

Gross revenue less subcontract costs, by entity:
EEI and its wholly owned subsidiaries (excluding Walsh)	$15,878,477	$17,766,251
Walsh and its subsidiaries	7,948,792	5,932,160
EEI’s majority-owned subsidiaries:
E&E Brasil	2,600,852	3,427,244
GAC	1,268,044	1,787,140
ECSI	728,411	999,281
Total	$28,424,576	$29,912,076

The decrease in consolidated revenue for the quarter ended November 1, 2014, as compared with the first quarter of the prior fiscal year, resulted from the net impact of the following entity activity:

•	Lower Parent Company and wholly-owned subsidiary revenue resulted from lower government and commercial sales volumes in the U.S., which was partially offset by higher Department of Defense and energy sector revenues in the U.S.
•	Higher Walsh revenue primarily resulted from higher energy sector sales volume from its Peruvian operations, which was partially offset by lower sales activity in asbestos inspection, energy and mining sectors in the U.S.
•	Lower E&E Brasil revenue was primarily due to lower sales volume in the energy transmission sector, as transmission projects completed during fiscal year 2014 were not renewed or replaced.
•	Lower GAC revenue was primarily due to lower mining sector revenues, as mining projects completed during fiscal year 2014 were not renewed or replaced.
•	Lower ECSI revenue primarily resulted from lower sales volume in the mining sector, as mining projects completed during the prior fiscal year were not renewed or replaced.

Contract Adjustments

Net contract adjustments recorded as a reduction of revenue include adjustments to revenues that are deemed to be unrealizable or that may become unrealizable in the future, as well as adjustments to estimated liabilities for project disallowances that are recorded in other accrued liabilities. Contract adjustments related to projects in the United States, Canada and South America typically result from cost overruns from current or recently completed projects. Contract adjustments related to projects in the Middle East and Africa typically result from difficulties encountered while attempting to settle claims and issues that may be several years old.

Net contract adjustments are summarized by region in the following table.

	Three Months Ended
Region	November 1, 2014	October 31, 2013

United States, Canada and South America	$6,349	$30,079
Middle East and Africa	293,667	(351)
Totals	$300,016	$29,728

Net contract adjustments recorded for projects in the Middle East and Africa resulted entirely from increased reserves related to a specific project in the Middle East. Due to ongoing difficulties with settlement and close-out of the project, management decided to increase the related reserve to 81% of the $4.9 million contract receivable balance at November 1, 2014. Management continues to maintain open dialogue with this client, and to seek assistance through all possible official channels, in order to ensure a favorable settlement of this contract receivable balance.

Operating Expenses

During fiscal years 2013 and 2014, management at EEI and its U.S. subsidiaries critically reviewed technical and indirect staffing levels, other expenses necessary to support current project work levels and key administrative processes, particularly in our domestic subsidiaries and operations. As a result of this review, the number of full time employees in various technical and indirect departments at EEI and its U.S. subsidiaries decreased by a combined 16%, 9% and 3% during fiscal year 2013, fiscal year 2014 and the first quarter of fiscal year 2015, respectively. Utilization of contracted services was also reviewed and reduced at EEI. Management continues to critically evaluate its organizational and cost structure to identify ways to operate more efficiently and cost effectively.

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

	Three Months Ended
	November 1, 2014	October 31, 2013

EEI and its wholly owned subsidiaries (excluding Walsh)	$6,917,665	$7,608,660
Walsh and its subsidiaries	3,529,376	2,372,807
EEI’s majority-owned subsidiaries:
E&E Brasil	1,563,453	1,948,679
GAC	906,634	1,285,796
ECSI	309,549	332,108
Total cost of professional services and other direct operating expenses	$13,226,677	$13,548,050

The cost of professional services and other direct operating expenses decreased $0.3 million (2%) during the three months ended November 1, 2014, as compared with the same period in the prior fiscal year. Lower project-related sales volumes and related costs in the Company’s U.S operations and in Brazil were partially offset by higher project service levels and costs in Walsh’s South American operations.

Administrative and indirect operating expenses and marketing and related costs represent operating costs not directly associated with the generation of revenue. We refer to these combined costs as “indirect operating expenses.” Indirect operating expenses by business entity, excluding depreciation and amortization expenses, are summarized in the following table.

	Three Months Ended
	November 1, 2014	October 31, 2013

EEI and its wholly owned subsidiaries (excluding Walsh)	$7,821,476	$9,136,912
Walsh and its subsidiaries	2,941,598	3,087,460
EEI’s majority-owned subsidiaries:
E&E Brasil	1,234,765	1,114,305
GAC	303,599	281,131
ECSI	480,198	705,050
Total indirect operating expenses	$12,781,636	$14,327,858

Combined administrative and indirect operating expenses and marketing and related costs decreased $1.5 million (11%) during the first three months of fiscal year 2015, as compared with the same period in the prior fiscal year. During fiscal years 2013 and 2014, management at EEI and its U.S. subsidiaries critically reviewed key administrative processes, reduced indirect staffing levels, and reduced utilization of contracted services in certain indirect departments. These cost reductions in the U.S. were partially offset by higher indirect expenses to support growth in South American operations.

Depreciation and amortization expense decreased $0.7 million (66%) during the first quarter of fiscal year 2015, as compared with the same quarter last year, primarily due to lower amortization of the Company’s principal operating software. The Company acquired and developed new operating system software during fiscal year 2014, and began utilizing the new software effective August 1, 2014 for its U.S. operations. The Company continued to utilize the previous software system through July 31, 2014, at which time the previous system was abandoned. As a result, amortization of software development costs capitalized for the previous system was accelerated so that the system was completely amortized by July 31, 2014. Total software amortization expense was less than $0.1 million and $0.7 million for the quarters ended November 1, 2014 and October 31, 2013, respectively.

Income Taxes

The estimated effective tax rate was 42.1% and 51.2% for the three months ended November 1, 2014 and October 31, 2013, respectively. The decrease was mainly a result of a significant increase in forecasted income from foreign entities in countries with a lower effective tax rate than in the U.S., which was partially offset by a smaller increase in forecasted income from U.S. entities.

During fiscal year 2014, the Company generated a net operating loss of $1.7 million for income tax purposes, which is expected to be fully utilized during fiscal year 2015.

Critical Accounting Policies and Use of Estimates

Management's discussion and analysis of financial condition and results of operations discuss the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts and contract adjustments, income taxes, impairment of long-lived assets and contingencies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Refer to the Company’s Annual Report on Form 10-K for the fiscal year end July 31, 2014 for a description of our critical accounting policies.

Inflation

Inflation did not have a material impact on our business during the three months ended November 1, 2014 and October 31, 2013 because a significant amount of our contracts are either cost based or contain commercial rates for services that are adjusted annually.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of November 1, 2014 or July 31, 2014.

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

Internal Controls

Effective August 1, 2014, we implemented a new operating and accounting software system that resulted in a material change in internal controls over financial reporting. The new software system will provide planning, accounting and management reporting functionality for our U.S. operations. The implementation of this software system was not in response to any deficiency or material weakness in our internal control over financial reporting. We believe the implementation was necessary to provide an improved operating platform and to reduce manual effort for our U.S. operations. The new system was acquired from a leading provider of business software for consulting companies, which also provided consulting services for implementation. The new software system was implemented with minimal customization.

The implementation process, which included heavy involvement by key end users and management, was comprised of the following key phases:

•	Business process walk-throughs;
•	System configuration for key master file information related to user organizations, projects, customers, vendors, employees, revenue and expense transactions, and general ledger accounts;
•	System configuration for key controls, including overall system security, user access to various modules and levels of authority for various transactions;
•	Data migration from the previous system to the new system; and
•	Testing of processes, transactions and migration of historical information.

Post-implementation reviews and testing were conducted by management to ensure that internal controls surrounding the implementation process, the integrity of financial data, and the monthly financial close process are properly designed to prevent material financial statement errors. In addition to normal account reconciliation and validation procedures completed during our monthly close process, we also performed additional substantive procedures and analytical assessments during the first quarter of fiscal year 2015 to validate the accuracy of financial information.

Other than the changes related to the new software system, no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended November 1, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 4, 2011, the Chico Mendes Institute of Biodiversity Conservation of Brazil (the “Institute”) issued a Notice of Infraction to E&E Brasil. E&E Brasil is a majority-owned subsidiary of Ecology and Environment, Inc. The Notice of Infraction concerns the taking and collecting species of wild animal specimens without authorization by the competent authority and imposes a fine of 520,000 Reais, which had a value of approximately $0.2 million at November 1, 2014. No claim has been made against Ecology and Environment, Inc. The Institute has also filed Notices of Infraction against four employees of E&E Brasil alleging the same claims and has imposed fines against those individuals that, in the aggregate, are equal to the fine imposed against E&E Brasil. E&E Brasil has filed administrative responses with the Institute for itself and its employees that: (a) denies the jurisdiction of the Institute, (b) states that the Notice of Infraction is constitutionally vague and (c) affirmatively stated that E&E Brasil had obtained the necessary permits for the surveys and collections of specimens under applicable Brazilian regulations and that the protected conservation area is not clearly marked to show its boundaries. At this time, E&E Brasil has attended one meeting where depositions were taken. The Company believes that these administrative proceedings in Brazil will not have an adverse material effect upon the operations of the Company.

Item 2.	Changes in Securities and Use of Proceeds

(e) Purchased Equity Securities. In August 2010, the Company’s Board of Directors approved a 200,000 share repurchase program. The following table summarizes the Company’s purchases of its common stock during the nine months ended April 30, 2014 under this share repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Share Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

August 2014	---	---	---	77,082
September 2014	---	---	---	77,082
October 2014	---	---	---	77,082

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a)	31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Registrant filed a Current Report on Form 8-K on October 29, 2014 to announce the departure of a Director from the Company’s Board of Directors, effective January 1, 2015.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ecology and Environment, Inc.

Date: December 16, 2014	By:	/s/ H. John Mye III
H. John Mye III
Chief Financial Officer and Treasurer Principal Financial and Accounting Officer