Form 10-Q
period 2015-01-31
ECOLOGY & ENVIRONMENT INC
filed 2015-03-17
CIK 809933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2015

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

At February 28, 2015, 2,659,174 shares of Registrant's Class A Common Stock (par value $.01) and 1,643,773 shares of Class B Common Stock (par value $.01) were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Ecology and Environment, Inc.
Condensed Consolidated Balance Sheets
Unaudited

	(Unaudited)	(Audited)
Assets	January 31, 2015	July 31, 2014

Current assets:
Cash and cash equivalents	$5,877,084	$6,889,243
Investment securities available for sale	1,445,810	1,407,277
Contract receivables, net of allowance for doubtful accounts and contract adjustments of $5,966,241 and $6,126,854, respectively	41,949,148	44,431,305
Deferred income taxes	4,561,310	4,534,437
Income tax receivable	675,311	1,107,983
Other current assets	1,972,674	1,589,646

Total current assets	56,481,337	59,959,891

Property, building and equipment, net of accumulated depreciation of $24,674,231 and $28,615,915, respectively	7,524,186	7,941,455
Deferred income taxes	1,867,385	1,865,798
Other assets	1,994,457	1,941,178

Total assets	$67,867,365	$71,708,322

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$8,038,605	$9,874,649
Lines of credit	1,324,857	1,572,466
Accrued payroll costs	8,257,922	7,650,077
Current portion of long-term debt and capital lease obligations	503,022	420,737
Billings in excess of revenue	5,096,816	5,003,413
Other accrued liabilities	3,950,861	4,235,262

Total current liabilities	27,172,083	28,756,604

Income taxes payable	107,035	107,035
Deferred income taxes	372,306	631,083
Long-term debt and capital lease obligations	284,436	421,769
Commitments and contingencies (Note 15)	-	-

Shareholders' equity:
Preferred stock, par value $.01 per share (2,000,000 shares authorized; no shares issued)	-	-
Class A common stock, par value $.01 per share (6,000,000 shares authorized; 2,699,727 shares issued)	26,997	26,851
Class B common stock, par value $.01 per share; (10,000,000 shares authorized; 1,693,998 shares issued)	16,941	17,087
Capital in excess of par value	16,978,315	17,124,339
Retained earnings	21,578,333	21,916,575
Accumulated other comprehensive loss	(1,038,407)	(182,735)
Treasury stock, at cost (Class A common: 40,553 shares; Class B common: 64,801 shares)	(1,223,899)	(1,223,899)

Total Ecology and Environment, Inc. shareholders' equity	36,338,280	37,678,218
Noncontrolling interests	3,593,225	4,113,613

Total shareholders' equity	39,931,505	41,791,831

Total liabilities and shareholders' equity	$67,867,365	$71,708,322

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ecology and Environment, Inc.
Condensed Consolidated Statements of Operations
Unaudited

	Three Months Ended		Six Months Ended
	January 31, 2015	January 31, 2014	January 31, 2015	January 31, 2014

Revenue, net	$28,161,661	$29,077,272	$61,352,312	$63,826,563

Cost of professional services and other direct operating expenses	11,038,316	11,651,751	24,264,993	25,199,801
Subcontract costs	5,200,349	4,494,946	10,266,440	9,361,889
Administrative and indirect operating expenses	8,649,554	10,169,122	18,042,550	21,038,365
Marketing and related costs	2,814,593	3,043,838	6,203,233	6,502,453
Depreciation and amortization	401,633	1,048,538	764,362	2,102,492

Income (loss) from operations	57,216	(1,330,923)	1,810,734	(378,437)
Interest income	11,567	42,764	34,606	86,239
Interest expense	(36,631)	(44,937)	(54,872)	(94,711)
Other income	80,143	29,629	77,608	149,660
Gain on sale of assets and investment securities	11,700	-	152,085	-
Net foreign exchange gains	61,548	12,916	127,046	2,490

Income (loss) before income tax provision (benefit)	185,543	(1,290,551)	2,147,207	(234,759)
Income tax provision (benefit)	113,462	(646,844)	939,005	(106,166)

Net income (loss)	72,081	(643,707)	1,208,202	(128,593)

Net income attributable to noncontrolling interests	(224,412)	(140,941)	(513,373)	(275,664)

Net (loss) income attributable to Ecology and Environment, Inc.	$(152,331)	$(784,648)	$694,829	$(404,257)

Net (loss) income per common share: basic and diluted	$(0.04)	$(0.18)	$0.16	$(0.09)

Weighted average common shares outstanding: basic and diluted	4,288,371	4,290,193	4,288,371	4,278,694

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ecology and Environment, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
Unaudited

	Three Months Ended		Six Months Ended,
	January 31, 2015	January 31, 2014	January 31, 2015	January 31, 2014

Net income (loss) including noncontrolling interests	$72,081	$(643,707)	$1,208,202	$(128,593)
Foreign currency translation adjustments	(636,207)	(601,891)	(1,189,635)	(365,977)
Unrealized investment gains (losses), net	7,451	(1,732)	13,051	(1,966)

Comprehensive (loss)\ income	(556,675)	(1,247,330)	31,618	(496,536)
Comprehensive income (loss) attributable to noncontrolling interests	94,819	(56,951)	(192,461)	(176,144)

Comprehensive loss attributable to Ecology and Environment, Inc.	$(461,856)	$(1,304,281)	$(160,843)	$(672,680)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ecology and Environment, Inc.
Condensed Consolidated Statements of Cash Flows
Unaudited

	Six Months Ended
	January 31, 2015	January 31, 2014
Cash flows from operating activities:
Net income (loss)	$1,208,202	$(128,593)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Impairment of goodwill	103,547	-
Depreciation and amortization	764,362	2,102,492
Provision for deferred income taxes	(495,829)	(148,589)
Share based compensation expense	29,515	178,100
Tax impact of share-based compensation	(91,849)	(31,695)
Gain on sale of assets and investment securities	(152,085)	-
Net provision for (recovery of) contract adjustments and doubtful accounts	93,141	(258,403)
Net bad debt (recovery) expense	(404,292)	12,575
Decrease (increase) in:
- contract receivables	898,797	5,653,165
- other current assets	(479,827)	(869,757)
- income tax receivable	432,672	1,161,386
- other non-current assets	(173,291)	58,320
(Decrease) increase in:
- accounts payable	(1,545,951)	(1,468,585)
- accrued payroll costs	1,013,289	(113,580)
- income taxes payable	81,054	(2,873)
- billings in excess of revenue	343,820	(109,183)
- other accrued liabilities	83,435	346,888
Net cash provided by operating activities	1,708,710	6,381,668

Cash flows from investing activities:
Acquisition of noncontrolling interest of subsidiaries	(50,000)	(689,361)
Purchase of property, building and equipment	(451,346)	(880,263)
Proceeds from sale of property, building and equipment	215,027	-
Sale (purchase) of investment securities	(16,781)	55,989
Net cash used in investing activities	(303,100)	(1,513,635)

Cash flows from financing activities:
Dividends paid	(1,033,071)	(1,019,955)
Proceeds from debt	-	545,877
Repayment of debt and capital lease obligations	(381,268)	(654,544)
Net (repayments of) borrowings under of lines of credit	(247,609)	(4,517,317)
Distributions to noncontrolling interests	(513,318)	(380,048)
Purchase of treasury stock	-	(173,278)
Net cash used in financing activities	(2,175,266)	(6,199,265)

Effect of exchange rate changes on cash and cash equivalents	(242,503)	19,196

Net decrease in cash and cash equivalents	(1,012,159)	(1,312,036)
Cash and cash equivalents at beginning of period	6,889,243	9,444,660

Cash and cash equivalents at end of period	$5,877,084	$8,132,624

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$50,206	$91,769
Income taxes	629,805	(1,249,299)
Supplemental disclosure of non-cash items:
Dividends declared and not paid	1,033,071	1,033,551
Acquistion of noncontrolling interest of subsidiaries (loans and stock)	233,221	1,041,824

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ecology and Environment, Inc.
Condensed Consolidated Statements of Shareholders’ Equity

	Class A Common Stock Shares	Class A Common Stock Amount	Class B Common Stock Shares	Class B Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares	Treasury Stock Amount	Noncontrolling Interest

Balance at July 31, 2013 (Audited)	2,685,151	$26,851	1,708,574	$17,087	$20,016,873	$25,365,853	$(84,527)	143,911	$(1,798,233)	$3,095,386

Net (loss) income	-	-	-	-	-	(1,382,656)	-	-	-	592,203
Foreign currency translation adjustment	-	-	-	-	-	-	(163,913)	-	-	(134,287)
Cash dividends declared ($0.48 per share)	-	-	-	-	-	(2,066,622)	-	-	-	-
Unrealized investment gain, net	-	-	-	-	-	-	1,412	-	-	-
Repurchase of Class A common stock	-	-	-	-	-	-	-	16,091	(173,278)	-
Issuance of stock under stock award plan	-	-	-	-	(194,454)	-	-	(16,387)	194,454	-
Share-based compensation expense	-	-	-	-	353,295	-	-	-	-	-
Tax impact of share based compensation	-	-	-	-	(31,695)	-	-	-	-	-
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	(664,703)
Reclassification adjustment for prior period acquisitions of noncontrolling interests	-	-	-	-	(2,414,027)	-	-	-	-	2,381,666
Purchase of additional noncontrolling interests	-	-	-	-	(605,653)	-	64,293	(44,260)	553,158	(1,156,652)
Stock award plan forfeitures	-	-	-	-	-	-	-	5,999	-	-

Balance at July 31, 2014 (Audited)	2,685,151	$26,851	1,708,574	$17,087	$17,124,339	$21,916,575	$(182,735)	105,354	$(1,223,899)	$4,113,613

Net income	-	-	-	-	-	694,829	-	-	-	513,373
Foreign currency translation adjustment	-	-	-	-	-	-	(868,723)	-	-	(320,912)
Cash dividends declared ($0.24 per share)	-	-	-	-	-	(1,033,071)	-	-	-	-
Unrealized investment gain, net	-	-	-	-	-	-	13,051	-	-	-
Conversion of Class B to Class A common stock	14,576	146	(14,576)	(146)	-	-	-	-	-	-
Share-based compensation expense	-	-	-	-	29,515	-	-	-	-	-
Tax impact of share based compensation	-	-	-	-	(91,849)	-	-	-	-	-
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	(513,318)
Purchase of additional noncontrolling interests	-	-	-	-	(83,690)	-	-	-	-	(199,531)

Balance at January 31, 2015 (Unaudited)	2,699,727	$26,997	1,693,998	$16,941	$16,978,315	$21,578,333	$(1,038,407)	105,354	$(1,223,899)	$3,593,225

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ecology and Environment, Inc.
Notes to Condensed Consolidated Financial Statements

1.	Organization and Basis of Presentation

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

Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, including a description of significant accounting policies, have been condensed or omitted pursuant to SEC rules and regulations.  Therefore, these financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2014 filed with the Securities and Exchange Commission (the “2014 Annual Report”).  The accounting policies followed by the Company for preparation of the consolidated financial statements included in the 2014 Annual Report were also followed for this interim report.  The condensed consolidated results of operations for the three months ended January 31, 2015 are not necessarily indicative of the results for any subsequent period or the entire fiscal year ending July 31, 2015.

Certain prior year amounts were reclassified to conform to the condensed consolidated financial statement presentation for the three and six months ended January 31, 2015.

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

Accounting Pronouncements Not Yet Adopted as of January 31, 2015

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

In January 2015, FASB issued ASU No. 2015-01 Income Statement – Extraordinary and Unusual Items (Subtopic 225-20) (“ASU 2015-01”).  ASU 2015-01 eliminates the concept of extraordinary items from U.S. generally accepted accounting principles.  While reporting entities will no longer be required to assess whether an underlying event or transaction is extraordinary, presentation and disclosure guidance for items that are unusual in nature or occur infrequently are retained, and are expanded to include items that are both unusual in nature and infrequently occurring.  ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption.  The Company intends to adopt the provisions of ASU 2015-01 effective August 1, 2015.

3.	Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  The Company invests cash in excess of operating requirements in income-producing short-term investments.  Money market funds of less than $0.1 million and $0.3 million were included in cash and cash equivalents in the accompanying condensed consolidated balance sheets at January 31, 2015 and July 31, 2014, respectively.

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

The availability of observable market data is monitored to assess the appropriate classification of financial instruments within the fair value hierarchy.  Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another.  In such instances, the transfer is reported at the beginning of the reporting period.  The Company evaluated the significance of transfers between levels based upon the nature of the financial instrument.  There were no transfers in or out of levels 1, 2 or 3, respectively during the three or six months ended January 31, 2015 or the fiscal year ended July 31, 2014.

The fair value of the Company’s assets and liabilities that are measured at fair value on a recurring basis is summarized by level within the fair value hierarchy in the following table.

	Balance at January 31, 2015
	Level 1	Level 2		Level 3		Total
Assets:
Investment securities available for sale	$1,445,810	$	---	$	---	$1,445,810

	Balance at July 31, 2014
	Level 1	Level 2		Level 3		Total
Assets:
Investment securities available for sale	$1,407,277	$	---	$	---	$1,407,277

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

The carrying amount of cash and cash equivalents approximated fair value at January 31, 2015 and July 31, 2014.  These assets were classified as level 1 instruments at both dates.  Long-term debt consists of bank loans and capitalized equipment leases.  Lines of credit consist of borrowings for working capital requirements.  Based on the Company's assessment of the current financial market and corresponding risks associated with the debt and line of credit borrowings, management believes that the carrying amount of these liabilities approximated fair value at January 31, 2015 and July 31, 2014.  These liabilities were classified as level 2 instruments at both dates.  There were no financial instruments classified as level 3 at January 31, 2015 or July 31, 2014.

Investment securities available for sale are stated at fair value.  Unrealized gains or losses related to investment securities available for sale are recorded in accumulated other comprehensive income, net of applicable income taxes in the accompanying condensed consolidated balance sheets and condensed consolidated statements of changes in shareholders' equity.  The cost basis of securities sold is based on the specific identification method.  The Company had gross unrealized gains of less than $0.1 million recorded in accumulated other comprehensive income at January 31, 2015 and July 31, 2014.

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

Contract Receivables, Net

Contract receivables, net are summarized in the following table.

	Balance at
	January 31, 2015	July 31, 2014
Contract Receivables:
Billed	$24,480,583	$26,863,708
Unbilled	23,434,806	23,694,451
	47,915,389	50,558,159
Allowance for doubtful accounts and contract adjustments	(5,966,241)	(6,126,854)
Total contract receivables, net	$41,949,148	$44,431,305

Billed contract receivables did not include any contractual retainage balances at January 31, 2015 or July 31, 2014.  Management anticipates that the unbilled receivables outstanding at January 31, 2015 will be substantially billed and collected within one year.

Contract Receivable Concentrations

Significant concentrations of contract receivables and the allowance for doubtful accounts and contract adjustments are summarized in the following table.

	Balance at January 31, 2015		Balance at July 31, 2014
Region	Contract Receivables	Allowance for Doubtful Accounts and Contract Adjustments	Contract Receivables	Allowance for Doubtful Accounts and Contract Adjustments

United States, Canada and South America	$41,028,332	$992,667	$43,394,442	$1,611,068
Middle East and Africa	6,758,171	4,973,574	7,010,225	4,386,240
Asia	128,886	---	153,492	129,546
Totals	$47,915,389	$5,966,241	$50,558,159	$6,126,854

Combined contract receivables related to projects in the Middle East, Africa and Asia represented 14% of total contract receivables at January 31, 2015 and July 31, 2014, while the combined allowance for doubtful accounts and contract adjustments related to these projects represented 83% and 74% of the total allowance for doubtful accounts and contract adjustments at January 31, 2015 and July 31, 2014, respectively.  These allowance percentages highlight the Company’s experience of heightened operating risks (i.e., political, regulatory and cultural risks) within these foreign regions in comparison with similar risks in the United States, Canada and South America.  These heightened operating risks have resulted in increased collection risks and the Company expending resources that it may not recover for several months, or at all.

Allowance for Doubtful Accounts and Contract Adjustments

Activity within the allowance for doubtful accounts and contract adjustments is summarized in the following table.

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014

Balance at beginning of period	$6,395,057	$5,639,291	$6,126,854	$5,592,800
Net increase (decrease) due to adjustments in the allowance for:
Contract adjustments (1)	(56,337)	(288,131)	243,679	(258,403)
Doubtful accounts (2)	(372,479)	(11,688)	(404,292)	12,575
Transfer of reserves to allowance for project disallowances (3)	---	(2,500)	---	(10,000)
Balance at end of period	$5,966,241	$5,336,972	$5,966,241	$5,336,972

(1)	Increases (decreases) to the allowance for contract adjustments on the condensed consolidated balance sheets are recorded as (decreases) increases to revenue, net on the condensed consolidated statements of operations.
(2)	Increases (decreases) to the allowance for doubtful accounts on the condensed consolidated balance sheets are recorded as increases (decreases) to administrative and other indirect operating expenses on the condensed consolidated statements of operations.
(3)	Refer to Note 11 of these condensed consolidated financial statements for a summary of the allowance for project disallowances.

6.	Property, Building and Equipment, net

In November 2013, management decided to abandon the Company’s existing operating and financial software system and migrate to new system software.  The Company acquired and developed new software during fiscal year 2014, and began utilizing the new software effective August 1, 2014 for its U.S. operations.  Although the core software modules were operating effectively as of August 1, 2014, certain operational and reporting capabilities of the new system continued to be developed during the six months ended January 31, 2015.  The process to develop new operating and financial software systems for the Company’s significant foreign subsidiaries is expected to be completed during the quarter ended April 30, 2015.  The Company recorded software development costs of $0.3 million and $0.5 million in property, plant and equipment during the six months ended January 31, 2015 and 2014, respectively.

The Company continued to utilize the previous software system through July 31, 2014, at which time the previous system was abandoned.  As a result, amortization of software development costs capitalized for the previous system was accelerated so that the system was completely amortized by July 31, 2014.  Total software amortization expense was less than $0.1 million and $0.7 million for the quarters ended January 31, 2015 and 2014, respectively, and $0.1 million and $1.3 million for the six months ended January 31, 2015 and 2014, respectively.

7.	Goodwill

Goodwill of $1.1 million and $1.2 million at January 31, 2015 and July 31, 2014, respectively, is included in other assets on the accompanying condensed consolidated balance sheets.  Goodwill is subject to an annual assessment for impairment by comparing the estimated fair values of reporting units to which Goodwill has been assigned, as calculated using a discounted cash flow method, to the recorded book value of the respective reporting units.  The Company’s most recent annual impairment assessment for goodwill was completed during the fourth quarter of fiscal year 2014.  The results of this assessment showed that the fair values of the reporting units to which goodwill is assigned was in excess of the book values of the respective reporting units, resulting in the identification of no goodwill impairment.

Goodwill is also assessed for impairment between annual assessments whenever events or circumstances make it more likely than not that an impairment may have occurred.  The Company identified changes in circumstances during the quarter ended January 31, 2015 that necessitated an evaluation for impairment of a portion of its recorded goodwill.

The Company recorded $0.1 million of goodwill resulting from an acquisition of a majority-owned subsidiary during fiscal year 2011.  The acquired company has experienced recurring operating losses over the course of several recent reporting quarters.  Recent projections completed by management indicate that operating losses are expected to continue into the foreseeable future.  As a result of management’s assessment, during the second quarter of fiscal year 2015, the Company determined that goodwill recorded as a result of this acquisition was impaired, and recorded a $0.1 million impairment loss in administrative and indirect operating expenses on the accompanying condensed consolidated statements of operations.

8.	Lines of Credit

Unsecured lines of credit are summarized in the following table.

	Balance at
	January 31, 2015	July 31, 2014

Outstanding cash draws, recorded as lines of credit on the accompanying condensed consolidated balance sheets	$1,324,857	$1,572,466
Outstanding letters of credit to support operations	1,828,805	1,944,994
Total amounts used under lines of credit	3,153,662	3,517,460
Remaining amounts available under lines of credit	31,215,338	30,851,540
Total approved unsecured lines of credit	$34,369,000	$34,369,000

Contractual interest rates ranged from 2.50% to 3.00% at January 31, 2015.  The Company’s lenders have reaffirmed the lines of credit within the past twelve months.

9.	Debt and Capital Lease Obligations

Debt and capital lease obligations are summarized in the following table.

	Balance at
	January 31, 2015	July 31, 2014

Various bank loans and advances at interest rates ranging from 3.25% to 14%	$570,781	$676,874
Capital lease obligations at varying interest rates averaging 11%	216,677	165,632
	787,458	842,506
Current portion of long-term debt and capital lease obligations	(503,022)	(420,737)
Long-term debt and capital lease obligations	$284,436	$421,769

The aggregate maturities of long-term debt and capital lease obligations as of January 31, 2015 are summarized in the following table.

February 2015 – January 2016	$503,022
February 2016 – January 2017	153,959
February 2017 – January 2018	130,477
February 2018 – January 2019	---
Thereafter	---
Total	$787,458

10.	Income Taxes

The estimated effective tax rate was 43.7% and 45.2% for the six months ended January 31, 2015 and 2014, respectively.  The decrease was mainly a result of an increase in forecasted income from foreign entities in countries with a lower effective tax rate than in the U.S., which was partially offset by a smaller increase in forecasted income from U.S. entities.

11.	Other Accrued Liabilities

Other accrued liabilities are summarized in the following table.

	Balance at
	January 31, 2015	July 31, 2014

Allowance for project disallowances	$2,242,813	$2,393,351
Other	1,708,048	1,841,911
Total other accrued liabilities	$3,950,861	$4,235,262

The allowance for project disallowances represents potential disallowances of amounts previously billed and collected under government contracts.  Allowances for project disallowances are recorded when the amounts are estimable.  Resolution of these amounts is dependent upon the results of government audits and other formal contract close-out procedures.  Activity within the allowance for project disallowances is summarized in the following table.

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014

Balance at beginning of period	$2,393,351	$2,670,851	$2,393,351	$2,663,351
Net change during the period	(150,538)	2,500	(150,538)	10,000
Balance at end of period	$2,242,813	$2,673,351	$2,242,813	$2,673,351

The reduction in the allowance for project disallowances during the quarter and six months ended January 31, 2015 resulted from settlement of an allowance liability recorded in a prior fiscal year, which resulted in a cash payment of less than $0.1 million and a $0.1 million contract adjustment recorded as an addition to revenue, net in the accompanying condensed consolidated statements of operations.

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

The 1998 Award Plan and all supplemental plans are collectively referred to as the “Award Plan”.  The Award Plan permits grants of stock awards for a period of five (5) years from the date of adoption by the Board of Directors.  The Award Plan is not a qualified plan under Section 401(a) of the Internal Revenue Code.   Total gross compensation expense related to stock awards is recognized over the vesting period of awards granted.

The Company awarded 62,099 Class A shares valued at $0.9 million in October 2011, which had a three year vesting period and were fully vested in September 2014.  The Company awarded 16,387 Class A shares valued at $0.2 million in July 2013, which have a three year vesting period and will be fully vested in June 2016.  The Company recorded non-cash compensation expense of $0.1 million and $0.2 million during the six months ended January 31, 2015 and 2014, respectively, in connection with all outstanding stock compensation awards.  Total unearned compensation costs related to outstanding stock awards were $0.1 million at January 31, 2015.  The "pool" of excess tax benefits accumulated in Capital in Excess of Par Value was $0.1 million and at January 31, 2015 and July 31, 2014.

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

Cash Dividends

The Company declared and accrued $1.0 million of cash dividends during the six months ended January 31, 2015 and 2014, which were paid in February 2015 and 2014, respectively.  The Company paid dividends of $1.0 million in August 2014 and 2013 that were declared and accrued in prior periods.

Stock Repurchase

In August 2010, the Company’s Board of Directors approved a program for repurchase of 200,000 shares of Class A common stock.  As of January 31, 2015, the Company repurchased 122,918 shares of Class A stock, and 77,082 shares had yet to be repurchased under this program.  The Company did not acquire any Class A shares under this program during the three months or six months ended January 31, 2015.  The Company acquired 16,091 shares of Class A stock under this program during the six months ended January 31, 2014 for a total acquisition cost of approximately $0.2 million.

Noncontrolling Interests

Noncontrolling interests are disclosed as a separate component of consolidated shareholders’ equity on the accompanying condensed consolidated balance sheets.  Earnings and other comprehensive (loss) income are separately attributed to both the controlling and noncontrolling interests.  Earnings per share (“EPS”) is calculated based on net (loss) income attributable to the Company’s controlling interests.

Transactions to acquire ownership interest from noncontrolling shareholders during the six months ended January 31, 2015 and during the fiscal year ended July 31, 2014, which were recorded at amounts that approximated fair value, are summarized in the following table.

	Six Months Ended January 31, 2015	Fiscal Year Ended July 31, 2014
Purchases of noncontrolling interests:
Purchase of 2,800 Gustavson common shares (1)	$283,221	$	---
Purchase of 344 Walsh common shares (2)	---		5,653
Purchase of 3,705 Walsh common shares (3)	---		1,120,749
Purchase of 100 Walsh common shares (4)	---		30,250
Total purchases of additional noncontrolling interests (5)	$283,221		$1,156,652

(1)	In January 2015, Gustavson Associates, LLC (“Gustavson”), a majority owned indirect subsidiary of EEI, purchased an additional 7.2% of its outstanding common shares from noncontrolling shareholders for $0.3 million. The purchase price was paid as follows: (i) approximately $0.1 million of cash paid on the transaction date; and (ii) approximately $0.2 million payable in 3 annual installments plus interest accrued at 6% per annum. EEI’s indirect ownership of Gustavson increased to 83.6% as a result of this transaction.
(2)	In January 2014, EEI purchased an additional 0.9% of Walsh from noncontrolling shareholders for $0.1 million in cash. Walsh became a wholly-owned subsidiary of EEI as a result of these transactions.
(3)	In October 2013, EEI purchased an additional 9.4% of Walsh for $1.6 million. The purchase price was paid as follows: (i) one third in cash payable on the transaction consummation date; (ii) one third payable with EEI Common Stock on the transaction consummation date; and (iii) one third payable in two annual installments plus interest accrued at 3.25% per annum.
(4)	In October 2013, EEI purchased an additional 0.2% of Walsh for less than $0.1 million in cash.
(5)	Purchases of additional noncontrolling interests are recorded as reductions of shareholders’ equity on the condensed consolidated statements of shareholders’ equity.

14.	Earnings Per Share

Basic and diluted EPS is computed by dividing the net income (loss) attributable to Ecology and Environment, Inc. common shareholders by the weighted average number of common shares outstanding for the period.  After consideration of all the rights and privileges of the Class A and Class B stockholders summarized in Note 12, in particular the right of the holders of the Class B common stock to elect no less than 75% of the Board of Directors making it highly unlikely that the Company will pay a dividend on Class A common stock in excess of Class B common stock, the Company allocates undistributed earnings between the classes on a one-to-one basis when computing earnings per share.  As a result, basic and fully diluted earnings per Class A and Class B share are equal amounts.

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

The computation of earnings per share is included in the following table.

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014

Net (loss) income attributable to Ecology and Environment, Inc.	$(152,331)	$(784,648)	$694,829	$(404,257)
Dividends declared	(1,033,071)	(1,033,551)	(1,033,071)	(1,033,551)
Balance at end of period	$(1,185,402)	$(1,818,199)	$(338,242)	$(1,437,808)

Weighted-average common shares outstanding (basic and diluted)	4,288,371	4,290,193	4,288,371	4,278,694

Distributed earnings per share	$0.24	$0.24	$0.24	$0.24
Undistributed earnings per share	(0.28)	(0.42)	(0.08)	(0.33)
Total earnings per share	$(0.04)	$(0.18)	$0.16	$(0.09)

15.	Segment Reporting

The Company reports segment information based on the geographic location of its customers (for revenues) and the location of its offices (for long-lived assets).  Revenue and long-lived assets by business segment are summarized in the following tables.

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014

Revenue, net by geographic location:
United States	$17,566,091	$18,512,418	$39,418,613	$41,607,364
Foreign countries (1)	10,595,570	10,564,854	21,933,699	22,219,199

(1)	Significant foreign revenues included revenues in Peru ($5.7 million and $4.1 million for the three months ended January 31, 2015 and 2014, respectively, and $12.3 million and $8.5 million for the six months ended January 31, 2015 and 2014, respectively), Brazil ($2.5 million and $2.6 million for the three months ended January 31, 2015 and 2014, respectively, and $5.2 million and $6.6 million for the six months ended January 31, 2015 and 2014, respectively) and Chile ($1.7 million and $2.4 million for the three months ended January 31, 2015 and 2014, respectively, and $3.2 million and $4.8 million for the six months ended January 31, 2015 and 2014, respectively).

	Balance at
	January 31, 2015	July 31, 2014
Long-Lived Assets by geographic location:
United States	$27,089,787	$31,170,634
Foreign countries	5,108,630	5,386,736

16.	Commitments and Contingencies

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

On September 21, 2012, the Colorado Department of Public Health and Environment (“CDPHE”) issued a proposed Compliance Order on Consent (the "Proposed Consent Order") to the City and County of Denver ("Denver") and to Walsh.  On the date that the Proposed Consent Order was issued, Walsh was a majority-owned subsidiary of EEI.  The Proposed Consent Order pertained to construction improvement activities of certain property owned by Denver which was the subject of asbestos remediation.  Denver had entered into a contract with Walsh under which Walsh provided certain environmental consulting services (asbestos monitoring services) in connection with the asbestos containment and/or removal performed by other contractors at Denver's real property.  On February 13, 2013, without admitting liability or CDPHE’s version of the underlying facts, Walsh entered into a Compliance Order on Consent with CDPHE, paid a penalty of less than $0.1 million and paid for a Supplemental Environmental Project to benefit the public at large in an amount less than $0.1 million.  Denver was served with a final Compliance Order and Assessment of Administrative Penalty against Denver alone for approximately $0.2 million.  Under Walsh's environmental consulting contract with Denver, Walsh agreed to indemnify Denver for certain liabilities where Walsh could potentially be held responsible for a portion of the penalty imposed upon Denver.  In January 2015, Walsh settled this indemnity claim with a payment of less than $0.1 million to Denver.

On February 4, 2011, the Chico Mendes Institute of Biodiversity Conservation of Brazil (the “Institute”) issued a Notice of Infraction to ecology and environment do brasil Ltda (“E&E Brasil”), a majority-owned subsidiary of EEI.  The Notice of Infraction concerns the taking and collecting species of wild animal specimens without authorization by the competent authority and imposes a fine of 520,000 Reais, which has a value of approximately $0.2 million at January 31, 2015.  No claim has been made against EEI.  The Institute has also filed Notices of Infraction against four employees of E&E Brasil alleging the same claims and has imposed fines against those individuals that, in the aggregate, are equal to the fine imposed against E&E Brasil.  E&E Brasil has filed administrative responses with the Institute for itself and its employees that: (a) deny the jurisdiction of the Institute; (b) state that the Notice of Infraction is constitutionally vague; and (c) affirmatively state that E&E Brasil had obtained the necessary permits for the surveys and collections of specimens under applicable Brazilian regulations and that the protected conservation area is not clearly marked to show its boundaries.  To date, E&E Brasil has attended one meeting where depositions were taken.  Management believes that these administrative proceedings will not have a material adverse impact on the operations of the Company.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report on Form 10-Q (the “Quarterly Report”) to “EEI” refer to Ecology and Environment, Inc., a New York corporation.  References to “the Company,” “we,” “us,” “our,” or similar terms refer to EEI together with its consolidated subsidiaries.

Executive Overview

For the second quarter of fiscal year 2015, our income before income tax provision was $0.2 million, which represented a $1.5 million improvement from a loss of $1.3 million for the same period in the previous fiscal year.  For the first six months of fiscal 2015, our net income before income tax provision was $2.1 million, which improved $2.3 million from the loss before income tax provision of $0.2 million for the same period in the prior fiscal year.

Improved results for the second quarter and first half of 2015 resulted primarily from generally lower operating expenses due to managed reductions in staff levels and other operating costs in U.S. and certain South American operations.  Significantly lower amortization of software development costs also contributed to overall decreases in operating expenses.

Revenue less subcontract costs, which is a key performance measurement for our business, decreased $1.2 million (5%) for the second quarter and $2.7 million (5%) for the first half of fiscal year 2014.  Lower project work volumes and revenues from government, commercial, asbestos inspection and mining sectors in the U.S. and lower energy sector project activity in Brazil were partially offset by higher Department of Defense revenues in the U.S. and higher energy sector revenues from U.S. and Peruvian operations.

Recent Developments

During fiscal year 2011, the Company recorded $0.1 million of goodwill resulting from an acquisition of a majority-owned subsidiary during fiscal year 2011.  The acquired company has experienced recurring operating losses over the course of several recent reporting quarters.  Recent projections completed by management indicate that operating losses are expected to continue into the foreseeable future.  As a result of management’s assessment, during the second quarter of fiscal year 2015, the Company determined that goodwill recorded as a result of this acquisition was impaired, and recorded a $0.1 million impairment loss in administrative and indirect operating expenses on the accompanying condensed consolidated statements of operations.

Liquidity and Capital Resources

Cash and cash equivalents decreased $1.0 million during the first half of 2015, primarily due to payment of $1.0 million of dividends to shareholders, which was approved on a discretionary basis by our Board of Directors.  Net cash generated from operations of $1.7 million during the first half of fiscal year 2015 was adequate to fund investing and financing activities required to maintain our current operations and to reduce our outstanding lines of credit by $0.2 million during the period.

Cash and cash equivalents activity and balances are summarized in the following table.

	Six Months Ended January 31,
	2015	2014
Cash provided by (used in):
Operating activities	$1,708,710	$6,381,668
Investing activities	(303,100)	(1,513,635)
Financing activities	(2,175,266)	(6,199,265)
Effect of exchange rate changes on cash and cash equivalents	(242,503)	19,196
Net (decrease) increase in cash and cash equivalents	$(1,012,159)	$(1,312,036)

Cash and cash equivalents at period end, by location:
U.S. operations	$3,611,566	$5,769,539
Foreign operations	2,265,518	2,363,085
Total cash and cash equivalents	$5,877,084	$8,132,624

Net cash used in operating activities during the six month ended January 31, 2015 resulted mainly from the following activity:
•	Net income (after adjustment for non-cash items) provided $1.0 million of operating cash;
•	Net decreases in contract receivables provided $0.9 million of operating cash; and
•	Other working capital activity resulted in a $0.2 million use of operating cash.

Net cash used in investment activities during the six month ended January 31, 2015 resulted mainly from the following activity:
•	Net purchases of property, building and equipment resulted in a $0.2 million use of operating cash, and
•	Acquisition of noncontrolling interests of subsidiaries resulted in a $0.1 million use of cash.

Net cash provided by financing activities during the six month ended January 31, 2015 resulted mainly from the following activity:
•	Net payments under our lines of credit resulted in a $0.2 million use of cash;
•	Dividend payments to common shareholders resulted in a $1.1 million use of cash;
•	Net distributions to noncontrolling interests resulted in a $0.5 million use of cash; and
•	Repayment of debt and capital lease obligations resulted in a $0.4 million use of cash.

We maintain $34.4 million of unsecured lines of credit available for working capital and letters of credit.  Total amounts used under lines of credit were $3.2 million and $3.5 million at January 31, 2015 and July 31, 2014, respectively.  Contractual interest rates ranged from 2.50% to 3.00% at January 31, 2015.  Our lenders have reaffirmed the lines of credit within the past twelve months.

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

In December 2014, a South American subsidiary of Walsh Environmental Scientists & Engineers, LLC (“Walsh”) declared total dividends to its shareholders of $2.0 million, of which $1.5 million was payable to Walsh.  After local taxes, approximately $1.4 million of cash was expected to be repatriated to the U.S. and made available for the Company’s U.S. operations during the second and third quarters of fiscal year 2015 as a result of this dividend.  In December 2014, approximately $0.7 million of cash was repatriated to the U.S., representing half of the total dividend payable to Walsh, net of local taxes.

In January 2015, the Company declared dividends of $0.24 per share to common shareholders of record as of January 30, 2015.  In February 2015, the Company paid total dividends of $1.0 million to its common shareholders.

During fiscal year 2014, the Company generated a net operating loss of $1.7 million for income tax purposes, which is expected to be fully utilized during fiscal year 2015.

Contract Receivable Concentrations

Significant concentrations of contract receivables and the allowance for doubtful accounts and contract adjustments are summarized in the following table.

	Balance at January 31, 2015		Balance at July 31, 2014
Region	Contract Receivables	Allowance for Doubtful Accounts and Contract Adjustments	Contract Receivables	Allowance for Doubtful Accounts and Contract Adjustments

United States, Canada and South America	$41,028,332	$992,339	$43,394,442	$1,611,068
Middle East and Africa	6,758,171	4,973,574	7,010,225	4,386,240
Asia	128,886	---	153,492	129,546
Totals	$47,915,389	$5,966,241	$50,558,159	$6,126,854

Combined contract receivables related to projects in the Middle East, Africa and Asia represented 14% of total contract receivables at January 31, 2015 and July 31, 2014, while the combined allowance for doubtful accounts and contract adjustments related to these projects represented 83% and 74% of the total allowance for doubtful accounts and contract adjustments at January 31, 2015 and July 31, 2014, respectively.  These allowance percentages highlight the Company’s experience of heightened operating risks (i.e., political, regulatory and cultural risks) within these foreign regions in comparison with similar risks in the United States, Canada and South America.  These heightened operating risks have resulted in increased collection risks and the Company expending resources that it may not recover for several months, or at all.

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

Substantially all of our revenue is derived from environmental consulting work.  The consulting revenue is principally derived from the sale of labor hours.  The consulting work is performed under a mix of fixed price, cost-type, and time and material contracts.  Contracts are required from all customers.  Revenue is recognized as follows:

Contract Type	Work Type	Revenue Recognition Policy

Time and materials	Consulting	As incurred at contract rates.
Fixed price	Consulting	Percentage of completion, approximating the ratio of either total costs or Level of Effort (LOE) hours incurred to date to total estimated costs or LOE hours.
Cost-plus	Consulting	Costs as incurred. Fixed fee portion is recognized using percentage of completion determined by the percentage of LOE hours incurred to total LOE hours in the respective contracts.

Revenue, net associated with these contract types are summarized in the following table.

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014

Time and materials	$12,158,617	$15,049,972	$28,667,781	$33,851,150
Fixed price	13,990,068	11,928,615	28,356,874	25,149,175
Cost-plus	2,012,976	2,098,685	4,327,657	4,826,238
Total revenue by contract type	$28,161,661	$29,077,272	$61,352,312	$63,826,563

Revenue, net and revenue less subcontract costs, by business entity, are summarized in the following table.

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014

Revenue, net by entity:
EEI and its wholly owned subsidiaries (excluding Walsh)	$15,830,709	$14,746,620	$35,169,308	$34,583,099
Walsh and its subsidiaries	7,738,198	7,971,338	16,954,040	15,609,378
EEI’s majority-owned subsidiaries:
Ecology & Environment do Brasil, Ltda (“E&E Brasil”)	2,476,310	2,645,991	5,172,863	6,604,781
Gestion Ambiental Consultores S.A. (“GAC”)	1,670,335	2,399,150	3,171,987	4,755,780
ECSI, LLC (“ECSI”)	557,820	1,026,042	1,295,841	2,015,122
	28,273,372	28,789,141	61,764,039	63,568,160
Less: Net contract (adjustments) recoveries recorded during the period	(111,711)	288,131	(411,727)	258,403
Revenue, net per consolidated statements of income	$28,161,661	$29,077,272	$61,352,312	$63,826,563
Gross revenue less subcontract costs, by entity:
EEI and its wholly owned subsidiaries (excluding Walsh)	$13,190,442	$12,586,999	$29,068,919	$30,375,478
Walsh and its subsidiaries	5,402,383	6,263,555	13,351,175	12,195,715
EEI’s majority-owned subsidiaries:
E&E Brasil	2,357,775	2,422,932	4,958,627	5,850,176
GAC	1,589,451	2,037,854	2,857,495	3,824,994
ECSI	532,972	982,855	1,261,383	1,959,908
Total	$23,073,023	$24,294,195	$51,497,599	$54,206,271

The overall decrease in consolidated revenue for the quarter ended January 31, 2015, as compared with the second quarter of the prior fiscal year, resulted from the net impact of the following entity activity:

•	Higher Parent Company and wholly-owned subsidiary revenue resulted higher quarter-to-date Department of Defense and energy sector revenues in the U.S., which was partially offset by lower government and commercial sales volumes in the U.S.
•	Lower Walsh revenue primarily resulted from lower sales activity in asbestos inspection, energy and mining sectors in the U.S., which was partially offset by higher energy sector sales volume from its Peruvian operations.
•	Lower E&E Brasil revenue was primarily due to lower sales volume in the energy transmission sector, as transmission projects completed during fiscal year 2014 were not renewed or replaced. A weaker Brazilian Real in relation to the U.S. dollar also contributed to the decrease in revenues.
•	Lower GAC revenue was primarily due to lower mining sector revenues, as mining projects completed during fiscal year 2014 were not renewed or replaced.
•	Lower ECSI revenue primarily resulted from lower sales volume in the mining sector, as mining projects completed during the prior fiscal year were not renewed or replaced.

The overall decrease in consolidated revenue for the first half of fiscal year 2015, as compared with the same period last year, resulted from the net impact of the following entity activity:

•	Lower Parent Company and wholly-owned subsidiary revenue resulted from lower year-to-date government and commercial sales volumes in the U.S., which was partially offset by higher Department of Defense and energy sector revenues in the U.S.
•	Higher Walsh revenue primarily resulted from higher energy sector sales volume from its Peruvian operations, which was partially offset by lower sales activity in asbestos inspection, energy and mining sectors in the U.S.
•	Lower E&E Brasil revenue was primarily due to lower sales volume in the energy transmission sector, as transmission projects completed during fiscal year 2014 were not renewed or replaced.
•	Lower GAC revenue was primarily due to lower mining sector revenues, as mining projects completed during fiscal year 2014 were not renewed or replaced.
•	Lower ECSI revenue primarily resulted from lower sales volume in the mining sector, as mining projects completed during the prior fiscal year were not renewed or replaced.

Contract Adjustments

Net contract adjustments recorded as a reduction of revenue include adjustments to revenues that are deemed to be unrealizable or that may become unrealizable in the future, as well as adjustments to estimated liabilities for project disallowances that are recorded in other accrued liabilities.  Contract adjustments related to projects in the United States, Canada and South America typically result from cost overruns from current or recently completed projects.  Contract adjustments related to projects in the Middle East, Africa and Asia typically result from difficulties encountered while attempting to settle claims and issues that may be several years old.

Net contract adjustments are summarized by region in the following table.

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014

Net contract recoveries (adjustments) recorded as additions to (reductions from) revenue:
United States, Canada and South America	$188,839	$288,131	$67,607	$(92,917)
Middle East and Africa	(300,550)	---	(479,334)	351,320
Totals	$(111,711)	$288,131	$(411,727)	$258,403

Net contract adjustments recorded for projects in the Middle East and Africa resulted primarily from increased reserves related to a specific project in the Middle East.  Due to ongoing difficulties with settlement and close-out of the project, management decided to increase the related reserve to 87% of the $4.9 million contract receivable balance at January 31, 2015.  Management continues to maintain open dialogue with this client, and to seek assistance through all possible official channels, in order to ensure a favorable settlement of this contract receivable balance.

Operating Expenses

During fiscal year 2013 and 2014 and the first six months of fiscal year 2015, management at EEI and its U.S. subsidiaries critically reviewed technical and indirect staffing levels, other expenses necessary to support current project work levels and key administrative processes.  As a result of this review, the number of full time employees in various technical and indirect departments at EEI and its U.S. subsidiaries decreased by a combined 16% and 5% during fiscal year 2014 and the first six months of fiscal year 2015, respectively.  Utilization of contracted services was also reviewed and reduced at EEI.  Management continues to critically evaluate its organizational and cost structure to identify ways to operate more efficiently and cost effectively.

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

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014

EEI and its wholly owned subsidiaries (excluding Walsh)	$6,107,163	$5,872,807	$13,024,828	$13,481,467
Walsh and its subsidiaries	2,707,831	2,536,793	6,237,207	4,909,600
EEI’s majority-owned subsidiaries:
E&E Brasil	1,154,629	1,412,206	2,718,082	3,360,885
GAC	798,870	1,473,698	1,705,504	2,759,494
ECSI	269,823	356,247	579,372	688,355
Total cost of professional services and other direct operating expenses	$11,038,316	$11,651,751	$24,264,993	$25,199,801

The cost of professional services and other direct operating expenses decreased $0.6 million (5%) during the second quarter and $0.9 million (4%) during the first half of fiscal 2015, as compared with the same periods in the prior fiscal year.  Lower project-related sales volumes in the Company’s operations in the U.S., Brazil and Chile were partially offset by higher project service levels and costs in Walsh’s South American operations.

Administrative and indirect operating expenses and marketing and related costs represent operating costs not directly associated with the generation of revenue.  We refer to these combined costs as “indirect operating expenses.”  Indirect operating expenses by business entity, excluding depreciation and amortization expenses, are summarized in the following table.

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014

EEI and its wholly owned subsidiaries (excluding Walsh)	$7,261,235	$7,919,151	$15,082,711	$17,056,063
Walsh and its subsidiaries	2,387,263	3,052,615	5,328,861	6,140,075
EEI’s majority-owned subsidiaries:
E&E Brasil	938,514	1,284,561	2,173,279	2,398,866
GAC	315,486	360,433	619,085	641,564
ECSI	561,649	596,200	1,041,847	1,304,250
Total cost of professional services and other direct operating expenses	$11,464,147	$13,212,960	$24,245,783	$27,540,818

Combined administrative and indirect operating expenses and marketing and related costs decreased $1.7 million (13%) during the second quarter and $3.3 million (12%) during the first half of fiscal year 2015, as compared with the same periods in the prior fiscal year.  During fiscal years 2013 and 2014 and the first half of fiscal year 2015, management at EEI and its U.S. subsidiaries critically reviewed key administrative processes, reduced indirect staffing levels, and reduced utilization of contracted services in certain indirect departments.  These cost reductions in the U.S. were partially offset by higher indirect expenses to support growth in South American operations.

Depreciation and amortization expense decreased $0.6 million (60%) during the second quarter and $1.3 million (63%) during the first half of fiscal year 2015, as compared with the same quarter last year, primarily due to lower amortization of the Company’s principal operating software.  The Company acquired and developed new operating system software during fiscal year 2014, and began utilizing the new software effective August 1, 2014 for its U.S. operations.  The Company continued to utilize the previous software system through July 31, 2014, at which time the previous system was abandoned.  As a result, amortization of software development costs capitalized for the previous system was accelerated so that the system was completely amortized by July 31, 2014.  Total software amortization expense was less than $0.1 million and $0.7 million for the quarters ended January 31, 2015 and 2014, respectively and $0.2 million and $1.4 million for the six months ended January 31, 2015 and 2014, respectively.

Income Taxes

The estimated effective tax rate was 43.7% and 45.2% for the six months ended January 31, 2015 and 2014, respectively.  The decrease was mainly a result of an increase in forecasted income from foreign entities in countries with a lower effective tax rate than in the U.S., which was partially offset by a smaller increase in forecasted income from U.S. entities.

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

Inflation

During the six months ended January 31, 2015 and 2014, inflation did not have a material impact on our business because a significant amount of our contracts are either cost based or contain commercial rates for services that are adjusted annually.

Off-Balance Sheet Arrangements

We had outstanding letters of credit to support operations of $1.8 million and $1.9 million drawn under our lines of credit at January 31, 2015 and July 31, 2014, respectively. Other than these letters of credit, we did not have any off-balance sheet arrangements as of January 31, 2015 or July 31, 2014.

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

Internal Controls

Effective August 1, 2014, we implemented a new operating and accounting software system that resulted in a material change in internal controls over financial reporting.  The new software system provides planning, accounting and management reporting functionality for our U.S. operations.  We believe the conversion to a new operating software system was necessary to provide an improved operating platform and to reduce manual effort for our U.S. operations.  The implementation of the new software system was not in response to any deficiency or material weakness in our internal control over financial reporting.  The new software system was acquired from a leading provider of business software for consulting companies, which also provided consulting services for implementation.  The new software system was implemented with minimal customization.

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

Other than the changes related to the new software system, no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the six months ended January 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 21, 2012, the Colorado Department of Public Health and Environment (“CDPHE”) issued a proposed Compliance Order on Consent (the "Proposed Consent Order") to the City and County of Denver ("Denver") and to Walsh.  On the date that the Proposed Consent Order was issued, Walsh was a majority-owned subsidiary of EEI.  The Proposed Consent Order pertained to construction improvement activities of certain property owned by Denver which was the subject of asbestos remediation.  Denver had entered into a contract with Walsh under which Walsh provided certain environmental consulting services (asbestos monitoring services) in connection with the asbestos containment and/or removal performed by other contractors at Denver's real property.  Without admitting liability or CDPHE’s version of the underlying facts, Walsh on February 13, 2013 entered into a Compliance Order on Consent with CDPHE, paid a penalty of less than $0.1 million and paid for a Supplemental Environmental Project to benefit the public at large in an amount less than $0.1 million.  Denver was served with a final Compliance Order and Assessment of Administrative Penalty against Denver alone for approximately $0.2 million.  Under Walsh's environmental consulting contract with Denver, Walsh agreed to indemnify Denver for certain liabilities where Walsh could potentially be held responsible for a portion of the penalty imposed upon Denver.  In January 2015, Walsh settled this indemnity claim with a payment of less than $0.1 million to Denver.

On February 4, 2011, the Chico Mendes Institute of Biodiversity Conservation of Brazil (the “Institute”) issued a Notice of Infraction to ecology and environment do brasil Ltda (“E&E Brasil”), a majority-owned subsidiary of EEI.  The Notice of Infraction concerns the taking and collecting species of wild animal specimens without authorization by the competent authority and imposes a fine of 520,000 Reais, which has a value of approximately $0.2 million at January 31, 2015.  No claim has been made against EEI.  The Institute has also filed Notices of Infraction against four employees of E&E Brasil alleging the same claims and has imposed fines against those individuals that, in the aggregate, are equal to the fine imposed against E&E Brasil.  E&E Brasil has filed administrative responses with the Institute for itself and its employees that: (a) deny the jurisdiction of the Institute; (b) state that the Notice of Infraction is constitutionally vague; and (c) affirmatively state that E&E Brasil had obtained the necessary permits for the surveys and collections of specimens under applicable Brazilian regulations and that the protected conservation area is not clearly marked to show its boundaries.  To date, E&E Brasil has attended one meeting where depositions were taken.  Management believes that these administrative proceedings will not have a material adverse impact on the operations of the Company.

Item 2.	Changes in Securities and Use of Proceeds

(e)  Purchased Equity Securities.  In August 2010, the Company’s Board of Directors approved a 200,000 share repurchase program.  The following table summarizes the Company’s purchases of its common stock during the six months ended January 31, 2015 under this share repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Share Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

August 2014	---	---	---	77,082
September 2014	---	---	---	77,082
October 2014	---	---	---	77,082
November 2014	---	---	---	77,082
December 2014	---	---	---	77,082
January 2015	---	---	---	77,082

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a)	31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Registrant filed a Current Report on Form 8-K on October 29, 2014 to announce the departure of a Director from the Company’s Board of Directors, effective January 1, 2015.

(c)	Registrant filed a Current Report on Form 8-K on January 5, 2015 to announce the appointment of a new Director to the Company’s Board of Directors, effective January 1, 2015.

(d)	Registrant filed a Current Report on Form 8-K on January 15, 2015 to report submission of matters to a vote of shareholders. At the Company’s Annual Meeting of Stockholders held on January 15, 2015, stockholders elected two (2) Class A Directors and five (5) Class B Directors to the Company’s Board of Directors.

(e)	Registrant filed a Current Report on Form 8-K on March 9, 2015 to announce the retirement of the Company’s CEO and the appointment of the Company’s President as President and CEO.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ecology and Environment, Inc.

Date: March 17, 2015	By:	/s/ H. John Mye III
H. John Mye III
Chief Financial Officer and Treasurer Principal Financial and Accounting Officer