Form 10-Q
period 2015-05-02
ECOLOGY & ENVIRONMENT INC
filed 2015-06-16
CIK 809933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. -20549

FORM 10-Q

☑  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 2, 2015

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

At June 1, 2015, 2,665,858 shares of Registrant's Class A Common Stock (par value $.01) and 1,621,197 shares of Class B Common Stock (par value $.01) were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Ecology and Environment, Inc.
Condensed Consolidated Balance Sheets
Unaudited

Assets	(Unaudited) May 2, 2015	(Audited) July 31, 2014

Current assets:
Cash and cash equivalents	$5,420,566	$6,889,243
Investment securities available for sale	1,430,554	1,407,277
Contract receivables, net of allowance for doubtful accounts and contract adjustments of $5,906,452 and $6,126,854, respectively	41,698,596	44,431,305
Deferred income taxes	4,673,625	4,534,437
Income tax receivable	136,178	1,107,983
Other current assets	1,678,085	1,589,646

Total current assets	55,037,604	59,959,891

Property, building and equipment, net of accumulated depreciation of $25,168,535 and $28,615,915, respectively	7,424,155	7,941,455
Deferred income taxes	1,867,940	1,865,798
Other assets	1,922,219	1,941,178

Total assets	$66,251,918	$71,708,322

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$6,952,656	$9,874,649
Lines of credit	1,495,701	1,572,466
Accrued payroll costs	6,515,731	7,650,077
Current portion of long-term debt and capital lease obligations	561,025	420,737
Billings in excess of revenue	4,249,140	5,003,413
Deferred income taxes	272,133	-
Other accrued liabilities	3,775,905	4,235,262

Total current liabilities	23,822,291	28,756,604

Income taxes payable	107,035	107,035
Deferred income taxes	368,873	631,083
Long-term debt and capital lease obligations	444,528	421,769
Commitments and contingencies (Note 16)	-	-

Shareholders' equity:
Preferred stock, par value $.01 per share (2,000,000 shares authorized; no shares issued)	-	-
Class A common stock, par value $.01 per share (6,000,000 shares authorized; 2,707,727 shares issued)	27,077	26,851
Class B common stock, par value $.01 per share; (10,000,000 shares authorized; 1,685,998 shares issued)	16,861	17,087
Capital in excess of par value	16,988,667	17,124,339
Retained earnings	23,372,509	21,916,575
Accumulated other comprehensive loss	(1,337,666)	(182,735)
Treasury stock, at cost (Class A common: 41,869 and 40,553 shares; Class B common: 64,801 shares)	(1,223,899)	(1,223,899)

Total Ecology and Environment, Inc. shareholders' equity	37,843,549	37,678,218
Noncontrolling interests	3,665,642	4,113,613

Total shareholders' equity	41,509,191	41,791,831

Total liabilities and shareholders' equity	$66,251,918	$71,708,322

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ecology and Environment, Inc.
Condensed Consolidated Statements of Operations
Unaudited

	Three Months Ended		Nine Months Ended
	May 2, 2015	April 30, 2014	May 2, 2015	April 30, 2014

Revenue, net	$30,344,571	$31,503,899	$91,696,883	$95,330,462

Cost of professional services and other direct operating expenses	11,506,854	11,768,467	35,453,764	37,018,639
Subcontract costs	4,837,691	4,947,772	15,422,214	14,259,290
Administrative and indirect operating expenses	7,968,329	10,206,247	26,010,879	31,244,612
Marketing and related costs	2,539,313	3,446,837	8,742,546	9,949,290
Depreciation and amortization	360,964	1,036,010	1,125,326	3,138,502

Income (loss) from operations	3,131,420	98,566	4,942,154	(279,871)
Interest income	22,529	38,938	57,135	125,177
Interest expense	(42,395)	(31,912)	(97,267)	(126,623)
Gain on sale of assets and investment securities	24,539	-	176,624	-
Net foreign exchange gain (loss)	55,825	(23,971)	182,871	(21,481)
Other (expense) income	(8,713)	(30,585)	68,895	119,075

Income (loss) before income tax provision (benefit)	3,183,205	51,036	5,330,412	(183,723)
Income tax provision (benefit)	1,280,081	57,624	2,219,086	(48,542)

Net income (loss)	1,903,124	(6,588)	3,111,326	(135,181)

Net income attributable to noncontrolling interests	(108,948)	(316,276)	(622,321)	(591,940)

Net income (loss) attributable to Ecology and Environment, Inc.	$1,794,176	$(322,864)	$2,489,005	$(727,121)

Net income (loss) per common share: basic and diluted	$0.42	$(0.08)	$0.58	$(0.17)

Weighted average common shares outstanding: basic and diluted	4,287,460	4,289,900	4,288,067	4,282,348

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ecology and Environment, Inc.
Condensed Consolidated Statements of Comprehensive Income
Unaudited

	Three Months Ended		Nine Months Ended,
	May 2, 2015	April 30, 2014	May 2, 2015	April 30, 2014

Net income (loss) including noncontrolling interests	$1,903,124	$(6,588)	$3,111,326	$(135,181)
Foreign currency translation adjustments	(321,492)	172,777	(1,511,127)	(193,200)
Unrealized investment (losses) gains, net	(14,033)	4,006	(982)	2,040

Comprehensive income (loss)	1,567,599	170,195	1,599,217	(326,341)
Comprehensive income (loss) attributable to noncontrolling interests	(72,682)	(291,953)	(265,143)	(468,097)

Comprehensive income (loss) attributable to Ecology and Environment, Inc.	$1,494,917	$(121,758)	$1,334,074	$(794,438)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ecology and Environment, Inc.
Condensed Consolidated Statements of Cash Flows
Unaudited

	Nine Months Ended
	May 2, 2015	April 30, 2014
Cash flows from operating activities:
Net income (loss)	$3,111,326	$(135,181)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment of goodwill	103,547	-
Depreciation and amortization	1,125,326	3,138,502
Provision for deferred income taxes	(497,364)	85,407
Share based compensation expense	44,271	264,246
Tax impact of share-based compensation	(91,849)	(31,695)
Gain on sale of assets and investment securities	(176,624)	-
Net provision for (recovery of) contract adjustments and doubtful accounts	29,740	(530,100)
Net bad debt (recovery) expense	(400,680)	-
Decrease (increase) in:
- contract receivables	707,388	3,485,793
- other current assets	(222,030)	(200,050)
- income tax receivable	971,805	1,515,657
- other non-current assets	(97,028)	28,807
(Decrease) increase in:
- accounts payable	(1,485,468)	(1,676,038)
- accrued payroll costs	(635,010)	1,043,103
- income taxes payable	111,148	515,305
- billings in excess of revenue	(360,992)	(156,680)
- other accrued liabilities	(6,698)	335,845
Net cash provided by operating activities	2,230,808	7,682,921

Cash flows from investing activities:
Acquisition of noncontrolling interest of subsidiaries	(50,000)	(689,361)
Purchase of property, building and equipment	(615,890)	(1,176,753)
Proceeds from sale of property, building and equipment	239,565	-
(Purchase) sale of investment securities	(24,913)	49,338
Net cash used in investing activities	(451,238)	(1,816,776)

Cash flows from financing activities:
Dividends paid	(2,066,142)	(2,053,506)
Proceeds from debt	84,940	555,656
Repayment of debt and capital lease obligations	(742,054)	(694,312)
Net borrowings (repayments) under lines of credit	223,761	(5,526,325)
Distributions to noncontrolling interests	(513,583)	(431,522)
Purchase of treasury stock	-	(173,278)
Net cash used in financing activities	(3,013,078)	(8,323,287)

Effect of exchange rate changes on cash and cash equivalents	(235,169)	(16,793)

Net decrease in cash and cash equivalents	(1,468,677)	(2,473,935)
Cash and cash equivalents at beginning of period	6,889,243	9,444,660

Cash and cash equivalents at end of period	$5,420,566	$6,970,725

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$90,969	$122,188
Income taxes	821,926	(2,471,717)
Supplemental disclosure of non-cash items:
Acquistion of noncontrolling interest of subsidiaries (loans and stock)	233,220	1,041,824

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ecology and Environment, Inc.
Condensed Consolidated Statements of Shareholders’ Equity

	Class A Common Stock Shares	Class A Common Stock Amount	Class B Common Stock Shares	Class B Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares	Treasury Stock Amount	Noncontrolling Interest

Balance at July 31, 2013 (Audited)	2,685,151	$26,851	1,708,574	$17,087	$20,016,873	$25,365,853	$(84,527)	143,911	$(1,798,233)	$3,095,386

Net (loss) income	-	-	-	-	-	(1,382,656)	-	-	-	592,203
Foreign currency translation adjustment	-	-	-	-	-	-	(163,913)	-	-	(134,287)
Cash dividends declared ($0.48 per share)	-	-	-	-	-	(2,066,622)	-	-	-	-
Unrealized investment gain, net	-	-	-	-	-	-	1,412	-	-	-
Repurchase of Class A common stock	-	-	-	-	-	-	-	16,091	(173,278)	-
Issuance of stock under stock award plan	-	-	-	-	(194,454)	-	-	(16,387)	194,454	-
Share-based compensation expense	-	-	-	-	353,295	-	-	-	-	-
Tax impact of share based compensation	-	-	-	-	(31,695)	-	-	-	-	-
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	(664,703)
Reclassification adjustment for prior period acquisitions of noncontrolling interests	-	-	-	-	(2,414,027)	-	-	-	-	2,381,666
Purchase of additional noncontrolling interests	-	-	-	-	(605,653)	-	64,293	(44,260)	553,158	(1,156,652)
Stock award plan forfeitures	-	-	-	-	-	-	-	5,999	-	-

Balance at July 31, 2014 (Audited)	2,685,151	$26,851	1,708,574	$17,087	$17,124,339	$21,916,575	$(182,735)	105,354	$(1,223,899)	$4,113,613

Net income	-	-	-	-	-	2,489,005	-	-	-	622,321
Foreign currency translation adjustment	-	-	-	-	-	-	(1,153,949)	-	-	(357,178)
Cash dividends declared ($0.24 per share)	-	-	-	-	-	(1,033,071)	-	-	-	-
Unrealized investment gain, net	-	-	-	-	-	-	(982)	-	-	-
Conversion of Class B to Class A common stock	22,576	226	(22,576)	(226)	-	-	-	-	-	-
Share-based compensation expense	-	-	-	-	44,271	-	-	-	-	-
Tax impact of share based compensation	-	-	-	-	(91,849)	-	-	-	-	-
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	(513,583)
Purchase of additional noncontrolling interests	-	-	-	-	(88,094)	-	-	-	-	(199,531)
Stock award plan forfeitures	-	-	-	-	-	-	-	1,316	-	-

Balance at May 2, 2015 (Unaudited)	2,707,727	$27,077	1,685,998	$16,861	$16,988,667	$23,372,509	$(1,337,666)	106,670	$(1,223,899)	$3,665,642

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ecology and Environment, Inc.
Notes to Condensed Consolidated Financial Statements

1.	Organization and Basis of Presentation

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

Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, including a description of significant accounting policies, have been condensed or omitted pursuant to SEC rules and regulations.  Therefore, these financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2014 filed with the Securities and Exchange Commission (the “2014 Annual Report”).  The accounting policies followed by the Company for preparation of the consolidated financial statements included in the 2014 Annual Report were also followed for this interim report.  The condensed consolidated results of operations for the three and nine months ended May 2, 2015 are not necessarily indicative of the results for any subsequent period or the entire fiscal year ending July 31, 2015.

Certain prior year amounts were reclassified to conform to the condensed consolidated financial statement presentation for the three and nine months ended May 2, 2015.

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

Accounting Pronouncements Not Yet Adopted as of May 2, 2015

In May 2014, FASB issued ASU No. 2014-09 Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”).  ASU 2014-09 is the result of a joint project of FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard for use in the U.S and internationally.  ASU 2014-09 supersedes the revenue recognition requirements in Topic 605 of FASB’s Accounting Standards Codification (the “Codification”) and most industry-specific guidance throughout the Industry Topics of the Codification.  ASU 2014-09 enhances comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets, reduces the number of requirements an entity must consider for recognizing revenue, and requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized.  ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within the annual reporting period.  The Company intends to adopt the provisions of ASU 2014-09 effective August 1, 2017.  ASU 2014-09 requires retrospective application by either restating each prior period presented in the financial statements, or by recording the cumulative effect on prior reporting periods to beginning retained earnings in the year that the standard becomes effective.  Management is currently assessing the provisions of ASU 2014-09 and has not yet estimated its impact or selected a transition method.

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

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  The Company invests cash in excess of operating requirements in income-producing short-term investments.  Money market funds of less than $0.1 million and $0.3 million were included in cash and cash equivalents in the accompanying condensed consolidated balance sheets at May 2, 2015 and July 31, 2014, respectively.

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

The availability of observable market data is monitored to assess the appropriate classification of financial instruments within the fair value hierarchy.  Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another.  In such instances, the transfer is reported at the beginning of the reporting period.  The Company evaluated the significance of transfers between levels based upon the nature of the financial instrument.  There were no transfers in or out of levels 1, 2 or 3, respectively during the three or nine months ended May 2, 2015 or the fiscal year ended July 31, 2014.

The fair value of the Company’s assets and liabilities that are measured at fair value on a recurring basis is summarized by level within the fair value hierarchy in the following table.

	Balance at May 2, 2015
	Level 1	Level 2		Level 3		Total
Assets:
Investment securities available for sale	$1,430,554	$	---	$	---	$1,430,554

	Balance at July 31, 2014
	Level 1	Level 2		Level 3		Total
Assets:
Investment securities available for sale	$1,407,277	$	---	$	---	$1,407,277

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

The carrying amount of cash and cash equivalents approximated fair value at May 2, 2015 and July 31, 2014.  These assets were classified as level 1 instruments at both dates.  Long-term debt consists of bank loans and capitalized equipment leases.  Lines of credit consist of borrowings for working capital requirements.  Based on the Company's assessment of the current financial market and corresponding risks associated with the debt and line of credit borrowings, management believes that the carrying amount of these liabilities approximated fair value at May 2, 2015 and July 31, 2014.  These liabilities were classified as level 2 instruments at both dates.  There were no financial instruments classified as level 3 at May 2, 2015 or July 31, 2014.

Investment securities available for sale are stated at fair value.  Unrealized gains or losses related to investment securities available for sale are recorded in accumulated other comprehensive income, net of applicable income taxes in the accompanying condensed consolidated balance sheets and condensed consolidated statements of changes in shareholders' equity.  The cost basis of securities sold is based on the specific identification method.  The Company had gross unrealized gains of less than $0.1 million recorded in accumulated other comprehensive income at May 2, 2015 and July 31, 2014.

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

Contract Receivables, Net

Contract receivables, net are summarized in the following table.

	Balance at
	May 2, 2015	July 31, 2014
Contract Receivables:
Billed	$23,686,190	$26,863,708
Unbilled	23,918,858	23,694,451
	47,605,048	50,558,159
Allowance for doubtful accounts and contract adjustments	(5,906,452)	(6,126,854)
Total contract receivables, net	$41,698,596	$44,431,305

Billed contract receivables did not include any contractual retainage balances at May 2, 2015 or July 31, 2014.  Management anticipates that the unbilled receivables outstanding at May 2, 2015 will be substantially billed and collected within one year.

Contract Receivable Concentrations

Significant concentrations of contract receivables and the allowance for doubtful accounts and contract adjustments are summarized in the following table.

	Balance at May 2, 2015		Balance at July 31, 2014
Region	Contract Receivables	Allowance for Doubtful Accounts and Contract Adjustments	Contract Receivables	Allowance for Doubtful Accounts and Contract Adjustments

United States, Canada and South America	$40,773,324	$625,878	$43,394,442	$1,611,068
Middle East and Africa	6,758,478	5,273,574	7,010,225	4,386,240
Asia	73,246	7,000	153,492	129,546
Totals	$47,605,048	$5,906,452	$50,558,159	$6,126,854

Combined contract receivables related to projects in the Middle East, Africa and Asia represented 14% of total contract receivables at May 2, 2015 and July 31, 2014, while the combined allowance for doubtful accounts and contract adjustments related to these projects represented 89% and 74% of the total allowance for doubtful accounts and contract adjustments at May 2, 2015 and July 31, 2014, respectively.  These allowance percentages highlight the Company’s experience of heightened operating risks (i.e., political, regulatory, cultural and credit risks) within these foreign regions in comparison with similar risks in the United States, Canada and South America.  During fiscal years prior to 2014, the Company expended resources in these regions that it did not recover for several months, or at all.  During fiscal years 2014 and 2015, the Company significantly curtailed its operations and projects in these regions in order to focus on more profitable operations in the United States and South America.

Allowance for Doubtful Accounts and Contract Adjustments

Activity within the allowance for doubtful accounts and contract adjustments is summarized in the following table.

	Three Months Ended		Nine Months Ended
	May 2, 2015	April 30, 2014	May 2, 2015	April 30, 2014

Balance at beginning of period	$5,966,241	$5,336,972	$6,126,854	$5,592,800
Net increase (decrease) due to adjustments in the allowance for:
Contract adjustments (1)	(63,401)	94,658	180,278	(163,745)
Doubtful accounts (2)	3,612	(78,930)	(400,680)	(66,355)
Transfer of reserves to allowance for project disallowances (3)	---	(12,500)	---	(22,500)
Balance at end of period	$5,906,452	$5,340,200	$5,906,452	$5,340,200

(1)	Increases (decreases) to the allowance for contract adjustments on the condensed consolidated balance sheets are recorded as (decreases) increases to revenue, net on the condensed consolidated statements of operations.
(2)	Increases (decreases) to the allowance for doubtful accounts on the condensed consolidated balance sheets are recorded as increases (decreases) to administrative and other indirect operating expenses on the condensed consolidated statements of operations.
(3)	Refer to Note 11 of these condensed consolidated financial statements for a summary of the allowance for project disallowances.

6.	Property, Building and Equipment, net

In November 2013, management decided to abandon the Company’s existing operating and financial software system and migrate to new system software.  The Company acquired and developed new software during fiscal year 2014, and began utilizing the new software effective August 1, 2014 for its U.S. operations.  Although the core software modules were operating effectively as of August 1, 2014, certain operational and reporting capabilities of the new system continued to be developed during the nine months ended May 2, 2015.  The process to develop new operating and financial software systems for the Company’s significant foreign subsidiaries was completed during the quarter ended April 30, 2015.  The Company recorded software development costs of $0.2 million and $1.5 million in property, plant and equipment during the nine months ended May 2, 2015 and April 30, 2014, respectively.

The Company continued to utilize the previous software system through July 31, 2014, at which time the previous system was abandoned.  As a result, amortization of software development costs capitalized for the previous system was accelerated so that the system was completely amortized by July 31, 2014.  Total software amortization expense was less than $0.1 million and $0.7 million for the three months ended May 2, 2015 and April 30, 2014, respectively, and $0.1 million and $2.0 million for the nine months ended May 2, 2015 and April 30, 2014, respectively.

7.	Goodwill

Goodwill of $1.1 million and $1.2 million at May 2, 2015 and July 31, 2014, respectively, is included in other assets on the accompanying condensed consolidated balance sheets.  Goodwill is subject to an annual assessment for impairment by comparing the estimated fair values of reporting units to which Goodwill has been assigned, as calculated using a discounted cash flow method, to the recorded book value of the respective reporting units.  The Company’s most recent annual impairment assessment for goodwill was completed during the fourth quarter of fiscal year 2014.  The results of this assessment showed that the fair values of the reporting units to which goodwill is assigned was in excess of the book values of the respective reporting units, resulting in the identification of no goodwill impairment.

Goodwill is also assessed for impairment between annual assessments whenever events or circumstances make it more likely than not that an impairment may have occurred.  The Company identified changes in circumstances during the quarter ended January 31, 2015 that necessitated an evaluation for impairment of a portion of its recorded goodwill.

The Company recorded $0.1 million of goodwill resulting from an acquisition of a majority-owned subsidiary during fiscal year 2011.  The acquired company experienced recurring operating losses over the course of several recent reporting quarters.  Projections completed by management indicated that operating losses are expected to continue into the foreseeable future.  As a result of management’s assessment, during the second quarter of fiscal year 2015, the Company determined that goodwill recorded as a result of this acquisition was impaired.  The Company recorded a $0.1 million impairment loss in administrative and indirect operating expenses on the accompanying condensed consolidated statements of operations.

8.	Lines of Credit

Unsecured lines of credit are summarized in the following table.

	Balance at
	May 2, 2015	July 31, 2014

Outstanding cash draws, recorded as lines of credit on the accompanying condensed consolidated balance sheets	$1,495,701	$1,572,466
Outstanding letters of credit to support operations	904,761	1,944,994
Total amounts used under lines of credit	2,400,462	3,517,460
Remaining amounts available under lines of credit	31,968,538	30,851,540
Total approved unsecured lines of credit	$34,369,000	$34,369,000

Contractual interest rates ranged from 2.50% to 3.00% at May 2, 2015.  The Company’s lenders have reaffirmed the lines of credit within the past twelve months.

9.	Debt and Capital Lease Obligations

Debt and capital lease obligations are summarized in the following table.

	Balance at
	May 2, 2015	July 31, 2014

Various bank loans and advances at interest rates ranging from 3.25% to 14%	$648,129	$676,874
Capital lease obligations at varying interest rates averaging 8%	357,424	165,632
	1,005,553	842,506
Current portion of long-term debt and capital lease obligations	(561,025)	(420,737)
Long-term debt and capital lease obligations	$444,528	$421,769

The aggregate maturities of long-term debt and capital lease obligations as of May 2, 2015 are summarized in the following table.

May 2015 – April 2016	$561,025
May 2016 – April 2017	223,392
May 2017 – April 2018	182,074
May 2018 – April 2019	13,788
Thereafter	25,274
Total	$1,005,553

10.	Income Taxes

The estimated effective tax rate was a 41.6% provision and a 26.4% benefit for the nine months ended May 2, 2015 and April 30, 2014, respectively.  During fiscal year 2014, certain discrete items were recorded which increased tax expense, including foreign dividend income and additional expenses that were unallowable for tax purposes, which were partially offset by a return to provision adjustment that increased available foreign tax credits.  During fiscal year 2015, the Company is forecasting higher income from entities in the U.S. compared with the prior fiscal year, which is taxed at a higher effective rate than income from entities in foreign countries.

11.	Other Accrued Liabilities

Other accrued liabilities are summarized in the following table.

	Balance at
	May 2, 2015	July 31, 2014

Allowance for project disallowances	$2,242,813	$2,393,351
Other	1,533,092	1,841,911
Total other accrued liabilities	$3,775,905	$4,235,262

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

	Three Months Ended		Nine Months Ended
	May 2, 2015	April 30, 2014	May 2, 2015	April 30, 2014

Balance at beginning of period	$2,242,813	$2,673,351	$2,393,351	$2,663,351
Net change during the period	---	(287,500)	(150,538)	(277,500)
Balance at end of period	$2,242,813	$2,385,851	$2,242,813	$2,385,851

The reduction in the allowance for project disallowances during the nine months ended May 2, 2015 and April 30, 2014 resulted from settlement of an allowance recorded in prior fiscal years.  This settlement resulted in payment of less than $0.1 million during the nine months ended May 2, 2015 and adjustments of $0.1 million and $0.3 million recorded during the nine months ended May 2, 2015 and April 30, 2014, respectively, as additions to revenue, net in the accompanying condensed consolidated statements of operations.

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

The Company awarded 62,099 Class A shares valued at $0.9 million in October 2011, which had a three year vesting period and were fully vested in August 2014.  The Company awarded 16,387 Class A shares valued at $0.2 million in October 2013, which have a three year vesting period and will be fully vested in August 2016.  The Company recorded non-cash compensation expense of less than $0.1 million and $0.3 million during the nine months ended May 2, 2015 and April 30, 2014, respectively, in connection with all outstanding stock compensation awards.  Total unearned compensation costs related to outstanding stock awards were $0.1 million at May 2, 2015.  The "pool" of excess tax benefits accumulated in Capital in Excess of Par Value was $0.1 million and at May 2, 2015 and July 31, 2014.

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

Cash Dividends

The Company declared and accrued $1.0 million of cash dividends during the nine months ended May 2, 2015 and April 30, 2014, which were paid in February 2015 and 2014, respectively.  The Company paid dividends of $1.0 million in August 2014 and 2013 that were declared and accrued in prior periods.

Stock Repurchase

In August 2010, the Company’s Board of Directors approved a program for repurchase of 200,000 shares of Class A common stock (the “stock repurchase program”).  As of May 2, 2015, the Company repurchased 122,918 shares of Class A stock, and 77,082 shares had yet to be repurchased under the stock repurchase program.  The Company did not acquire any Class A shares under the stock repurchase program during the three months or nine months ended May 2, 2015.  The Company acquired 16,091 shares of Class A stock under the stock repurchase program during the nine months ended April 30, 2014 for a total acquisition cost of approximately $0.2 million.

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

Transactions to acquire ownership interest from noncontrolling shareholders during the nine months ended May 2, 2015 and during the fiscal year ended July 31, 2014, which were recorded at amounts that approximated fair value, are summarized in the following table.

	Nine Months Ended May 2, 2015	Fiscal Year Ended July 31, 2014
Purchases of noncontrolling interests:
Purchase of 2,800 Gustavson common shares (1)	$287,625	$	---
Purchase of 344 Walsh common shares (2)	---		5,653
Purchase of 3,705 Walsh common shares (3)	---		1,120,749
Purchase of 100 Walsh common shares (4)	---		30,250
Total purchases of additional noncontrolling interests (5)	$287,625		$1,156,652

(1)	In January 2015, Gustavson Associates, LLC (“Gustavson”), a majority owned indirect subsidiary of EEI, purchased an additional 7.2% of its outstanding common shares from noncontrolling shareholders for $0.3 million. The purchase price was paid as follows: (i) approximately $0.1 million of cash paid on the transaction date; and (ii) approximately $0.2 million payable in 3 annual installments plus interest accrued at 6% per annum. EEI’s indirect ownership of Gustavson increased to 83.6% as a result of this transaction.
(2)	In January 2014, EEI purchased an additional 0.9% of Walsh from noncontrolling shareholders for $0.1 million in cash. Walsh became a wholly-owned subsidiary of EEI as a result of these transactions.
(3)	In October 2013, EEI purchased an additional 9.4% of Walsh for $1.6 million. The purchase price was paid as follows: (i) one third in cash payable on the transaction consummation date; (ii) one third payable with EEI Common Stock on the transaction consummation date; and (iii) one third payable in two annual installments plus interest accrued at 3.25% per annum.
(4)	In October 2013, EEI purchased an additional 0.2% of Walsh for less than $0.1 million in cash.
(5)	Purchases of additional noncontrolling interests are recorded as reductions of shareholders’ equity on the condensed consolidated statements of shareholders’ equity.

14.	Earnings Per Share

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

The computation of earnings per share is included in the following table.

	Three Months Ended				Nine Months Ended
	May 2, 2015		April 30, 2014		May 2, 2015	April 30, 2014
Net (loss) income attributable to Ecology and Environment, Inc.		$1,794,176		$(322,864)	$2,489,005	$(727,121)
Dividends declared		---		---	(1,033,071)	(1,033,551)
Balance at end of period		$1,794,176		$(322,864)	$1,455,934	$(1,760,672)

Weighted-average common shares outstanding (basic and diluted)		4,287,460		4,289,900	4,288,067	4,282,348

Distributed earnings per share	$	---	$	---	$0.24	$0.24
Undistributed earnings per share		0.42		(0.08)	0.34	(0.41)
Total earnings per share		$0.42		$(0.08)	$0.58	$(0.17)

15.	Segment Reporting

The Company reports segment information based on the geographic location of its customers (for revenues) and the location of its offices (for long-lived assets).  Revenue and long-lived assets by business segment are summarized in the following tables.

	Three Months Ended		Nine Months Ended
	May 2, 2015	April 30, 2014	May 2, 2015	April 30, 2014

Revenue, net by geographic location:
United States	$21,577,386	$19,721,145	$60,995,999	$61,328,509
Foreign countries (1)	8,767,185	11,782,754	30,700,884	34,001,953

(1)	Significant foreign revenues included revenues in Peru ($5.0 million and $5.5 million for the three months ended May 2, 2015 and April 30, 2014, respectively, and $17.3 million and $13.9 million for the nine months ended May 2, 2015 and April 30, 2014, respectively), Brazil ($1.4 million and $3.5 million for the three months ended May 2, 2015 and April 30, 2014, respectively, and $6.5 million and $10.1 million for the nine months ended May 2, 2015 and April 30, 2014, respectively) and Chile ($1.7 million and $2.3 million for the three months ended May 2, 2015 and April 30, 2014, respectively, and $4.8 million and $7.0 million for the nine months ended May 2, 2015 and April 30, 2014, respectively).

	Balance at
	May 2, 2015	July 31, 2014
Long-Lived Assets by geographic location:
United States	$27,060,193	$31,170,634
Foreign countries	5,532,497	5,386,736

16.	Commitments and Contingencies

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

On February 4, 2011, the Chico Mendes Institute of Biodiversity Conservation of Brazil (the “Institute”) issued a Notice of Infraction to ecology and environment do brasil Ltda (“E&E Brasil”), a majority-owned subsidiary of EEI.  The Notice of Infraction concerns the taking and collecting species of wild animal specimens without authorization by the competent authority and imposes a fine of 520,000 Reais, which has a value of approximately $0.2 million at May 2, 2015.  No claim has been made against EEI.  The Institute has also filed Notices of Infraction against four employees of E&E Brasil alleging the same claims and has imposed fines against those individuals that, in the aggregate, are equal to the fine imposed against E&E Brasil.  E&E Brasil has filed administrative responses with the Institute for itself and its employees that: (a) deny the jurisdiction of the Institute; (b) state that the Notice of Infraction is constitutionally vague; and (c) affirmatively state that E&E Brasil had obtained the necessary permits for the surveys and collections of specimens under applicable Brazilian regulations and that the protected conservation area is not clearly marked to show its boundaries.  To date, E&E Brasil has attended one meeting where depositions were taken; the claim of violations against one of the four employees was dismissed; two of the four employees have fines assessed against them, which are going being appealed; and the remaining one employee and E&E Brasil are awaiting agency determinations.  If fines are assessed against the remaining one employee and/or E&E Brasil, appeals will be filed.  Management believes that these administrative proceedings will not have a material adverse impact on the operations of the Company.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report on Form 10-Q (the “Quarterly Report”) to “EEI” refer to Ecology and Environment, Inc., a New York corporation.  References to “the Company,” “we,” “us,” “our,” or similar terms refer to EEI together with its consolidated subsidiaries.

Executive Overview

As a result of ongoing initiatives to review the Company’s organizational and cost infrastructure begun in fiscal year 2013, management has successfully enhanced the Company's operating and cost efficiency and effectiveness.  In addition, the Company continues to report significantly lower depreciation and amortization expense as a result of conversion to its new accounting system effective August 1, 2014.  Total operating expenses decreased $4.1 million (15%) during the current quarter, and decreased $10.0 million (12%) during the first nine months of the current year, as compared with the same periods of the prior year.

Revenues from U.S. operations improved 9% during the current quarter, as compared with the same quarter last year, driven by higher Department of Defense and energy sector project activity.  A 25% decrease in foreign revenues, largely attributable to reduced energy sector project activity in Brazil, resulted in an overall 2% decrease in revenues less subcontract costs during the current quarter.  Brazilian operations have been adversely affected by a recent economic downturn and weakening of the Brazilian Real in relation to the U.S. dollar.

Revenues from U.S. operations were relatively constant for the first nine months of the current year, as compared with the same period last year.  Higher Department of Defense and energy sector project activity were offset by lower government and mining sector activity during the current year and by a strategic decision to wind down existing asbestos remediation contracts and forego any new asbestos business.  Foreign revenues decreased 10% during the current nine month period, as higher energy sector project activity in Peru was more than offset by lower energy and mining sector activity elsewhere in South America, resulting in an overall 4% decrease in revenue less subcontract costs.

Liquidity and Capital Resources

Cash and cash equivalents decreased $1.5 million during the first nine months of 2015, primarily due to payment of $2.0 million of dividends to shareholders, which were approved on a discretionary basis by the Company’s Board of Directors.  Excluding payment of dividends, net cash generated from operations of during the first nine months of fiscal year 2015 was adequate to fund investing and financing activities required to maintain our current operations.

Cash and cash equivalents activity and balances are summarized in the following table.

	Nine Months Ended
	May 2, 2015	April 30, 2014
Cash provided by (used in):
Operating activities	$2,230,808	$7,682,921
Investing activities	(451,238)	(1,816,776)
Financing activities	(3,013,078)	(8,323,287)
Effect of exchange rate changes on cash and cash equivalents	(235,169)	(16,793)
Net (decrease) increase in cash and cash equivalents	$(1,468,677)	$(2,473,935)

Cash and cash equivalents at period end, by location:
U.S. operations	$3,583,004	$5,228,915
Foreign operations	1,837,562	1,741,810
Total cash and cash equivalents	$5,420,566	$6,970,725

Net cash provided by operating activities during the nine months ended May 2, 2015 resulted mainly from the following activity:
•	Net income (after adjustment for non-cash items) provided $3.1 million of operating cash;
•	Net decreases in contract receivables provided $0.7 million of operating cash;
•	Other working capital activity provided $0.3 million of operating cash; and
•	Net decreases in accounts payable resulted in a $1.9 million use of operating cash.

Net cash used in investment activities during the nine months ended May 2, 2015 resulted mainly from the following activity:
•	Net purchases of property, building and equipment resulted in a $0.6 million use of operating cash;
•	Acquisition of noncontrolling interests of subsidiaries resulted in a $0.1 million use of operating cash; and
•	Proceeds from sale of property, building and equipment provided $0.2 million of operating cash.

Net cash provided by financing activities during the six month ended January 31, 2015 resulted mainly from the following activity:
•	Dividend payments to common shareholders resulted in a $2.0 million use of operating cash
•	Net repayment of debt and capital lease obligations resulted in a $0.7 million use of operating cash;
•	Net distributions to noncontrolling interests resulted in a $0.5 million use of operating cash; and
•	Net proceeds from borrowings under lines of credit provided $0.2 million of operating cash.

We maintain $34.4 million of unsecured lines of credit available for working capital and letters of credit.  Total amounts used under lines of credit were $2.4 million and $3.5 million at May 2, 2015 and July 31, 2014, respectively.  Contractual interest rates ranged from 2.50% to 3.00% at May 2, 2015.  Our lenders have reaffirmed the lines of credit within the past twelve months.

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

In December 2014, a South American subsidiary of Walsh Environmental Scientists & Engineers, LLC (“Walsh”) declared total dividends to its shareholders of $2.0 million, of which $1.5 million was payable to Walsh.  After local taxes, approximately $1.4 million of cash was expected to be repatriated to the U.S. and made available for the Company’s U.S. operations during fiscal year 2015 as a result of this dividend.  In December 2014, approximately $0.7 million of cash was repatriated to the U.S., net of local taxes.  In April 2015, approximately $0.2 million of cash was repatriated to the U.S., net of local taxes.  Walsh expects to receive the remaining $0.5 million of outstanding dividends from its South American subsidiary during the fourth quarter of fiscal year 2015.

The Company declared and paid $1.0 million of cash dividends during the nine months ended May 2, 2015, and paid dividends of $1.0 million in August 2014 that were declared and accrued in prior periods.

During fiscal year 2014, the Company generated a net operating loss of $1.7 million for income tax purposes, which is expected to be fully utilized during fiscal year 2015.

Contract Receivable Concentrations

Significant concentrations of contract receivables and the allowance for doubtful accounts and contract adjustments are summarized in the following table.

	Balance at May 2, 2015		Balance at July 31, 2014
Region	Contract Receivables	Allowance for Doubtful Accounts and Contract Adjustments	Contract Receivables	Allowance for Doubtful Accounts and Contract Adjustments

United States, Canada and South America	$40,773,324	$625,878	$43,394,442	$1,611,068
Middle East and Africa	6,758,478	5,273,574	7,010,225	4,386,240
Asia	73,246	7,000	153,492	129,546
Totals	$47,605,048	$5,906,452	$50,558,159	$6,126,854

Combined contract receivables related to projects in the Middle East, Africa and Asia represented 14% of total contract receivables at May 2, 2015 and July 31, 2014, while the combined allowance for doubtful accounts and contract adjustments related to these projects represented 89% and 74% of the total allowance for doubtful accounts and contract adjustments at May 2, 2015 and July 31, 2014, respectively.  These allowance percentages highlight the Company’s experience of heightened operating risks (i.e., political, regulatory, cultural and credit risks) within these foreign regions in comparison with similar risks in the United States, Canada and South America.  During fiscal years prior to 2014, the Company expended resources in these regions that it did not recover for several months, or at all.  During fiscal years 2014 and 2015, the Company significantly curtailed its operations and projects in these regions in order to focus on more profitable operations in the United States and South America.

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

Substantially all of our revenue is derived from environmental consulting work.  The consulting revenue is principally derived from the sale of labor hours.  The consulting work is performed under a mix of fixed price, cost-type, and time and material contracts.  Contracts are required from all customers.  Revenue is recognized as follows:

Contract Type	Work Type	Revenue Recognition Policy

Time and materials	Consulting	As incurred at contract rates.
Fixed price	Consulting	Percentage of completion, approximating the ratio of either total costs or Level of Effort (LOE) hours incurred to date to total estimated costs or LOE hours.
Cost-plus	Consulting	Costs as incurred. Fixed fee portion is recognized using percentage of completion determined by the percentage of LOE hours incurred to total LOE hours in the respective contracts.

Revenue, net associated with these contract types are summarized in the following table.

	Three Months Ended		Nine Months Ended
	May 2, 2015	April 30, 2014	May 2, 2015	April 30, 2014

Time and materials	$14,764,372	$16,549,839	$43,432,153	$50,400,989
Fixed price	12,993,689	12,760,106	41,350,563	37,909,281
Cost-plus	2,586,510	2,193,954	6,914,167	7,020,192
Total revenue by contract type	$30,344,571	$31,503,899	$91,696,883	$95,330,462

Revenue, net and revenue less subcontract costs, by business entity, are summarized in the following table.

	Three Months Ended		Nine Months Ended
	May 2, 2015	April 30, 2014	May 2, 2015	April 30, 2014
Revenue, net by entity:
EEI and its wholly owned subsidiaries (excluding Walsh)	$19,919,148	$15,779,533	$55,088,456	$50,362,632
Walsh and its subsidiaries	7,077,628	9,064,378	24,031,668	24,673,756
EEI’s majority-owned subsidiaries:
Ecology & Environment do Brasil, Ltda (“E&E Brasil”)	1,366,510	3,453,342	6,539,373	10,058,123
Gestion Ambiental Consultores S.A. (“GAC”)	1,676,206	2,287,591	4,848,193	7,043,371
ECSI, LLC (“ECSI”)	683,558	713,713	1,979,399	2,728,835
	30,723,050	31,298,557	92,487,089	94,866,717
Less: Net contract (adjustments) recoveries recorded during the period	(378,479)	205,342	(790,206)	463,745
Revenue, net per consolidated statements of income	$30,344,571	$31,503,899	$91,696,883	$95,330,462

Gross revenue less subcontract costs, by entity:
EEI and its wholly owned subsidiaries (excluding Walsh)	$17,103,117	$13,600,184	$46,172,036	$43,975,662
Walsh and its subsidiaries	5,453,379	6,980,048	18,486,471	19,226,134
EEI’s majority-owned subsidiaries:
E&E Brasil	1,252,482	3,383,125	6,211,109	9,233,301
GAC	1,404,824	1,699,728	4,262,319	5,524,722
ECSI	671,557	687,700	1,932,940	2,647,608
Total	$25,885,359	$26,350,785	$77,064,875	$80,607,427

The overall decrease in consolidated revenue less subcontract costs for the quarter ended May 2, 2015 and for the nine months ended May 2, 2015, as compared with the same periods of the prior fiscal year, resulted from the net impact of the following entity activity:

•	Higher Parent Company and wholly-owned subsidiary revenue resulted from higher quarter-to-date Department of Defense and energy sector revenues in the U.S., which was partially offset by lower government and commercial sales volumes in the U.S.
•	Lower Walsh revenue primarily resulted from a strategic decision to wind down existing asbestos remediation contracts and forego any new asbestos business during the current year, and from lower sales activity in energy and mining sectors in the U.S., which were partially offset by higher energy sector sales volume from operations in Peru.
•	Lower E&E Brasil revenue was primarily due to lower sales volume in the energy transmission sector, as transmission projects completed during fiscal year 2014 were not renewed or replaced for the current fiscal year. A weaker Brazilian economy and a weaker Real in relation to the U.S. dollar also contributed to the overall decrease in revenues.
•	Lower GAC revenue was primarily due to lower mining sector revenues, as mining projects completed during fiscal year 2014 were not renewed or replaced.
•	Lower ECSI revenue primarily resulted from lower sales volume in the mining sector, as mining projects completed during the prior fiscal year were not renewed or replaced.

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

Net contract adjustments are summarized by region in the following table.

	Three Months Ended		Nine Months Ended
	May 2, 2015	April 30, 2014	May 2, 2015	April 30, 2014

Net contract (adjustments) recoveries recorded as (reductions from) additions to revenue:
United States, Canada and South America	$(71,479)	$422,255	$104,128	$329,338
Middle East and Africa	(300,000)	(216,913)	(887,334)	134,407
Asia	(7,000)	---	(7,000)	---
Totals	$(378,479)	$205,342	$(790,206)	$463,745

Net contract adjustments recorded for projects in the Middle East and Africa resulted primarily from increased reserves related to a specific project in the Middle East.  Due to ongoing difficulties with settlement and close-out of the project, management decided to increase the related reserve to 93% of the $4.9 million contract receivable balance as of May 2, 2015.  Management continues to maintain open dialogue with this client, and to seek assistance through all possible official channels, in order to ensure a favorable settlement of this contract receivable balance.

Operating Expenses

During fiscal year 2013 and 2014 and the first nine months of fiscal year 2015, management at EEI and its U.S. subsidiaries critically reviewed technical and indirect staffing levels, other expenses necessary to support current project work levels and key administrative processes.  As a result of this review, the number of full time employees in various technical and indirect departments at EEI and its U.S. subsidiaries decreased by a combined 16% and 8% during fiscal year 2014 and the first nine months of fiscal year 2015, respectively.  Utilization of contracted services was also reviewed and reduced at EEI.  Management continues to critically evaluate its organizational and cost structure to identify ways to operate more efficiently and cost effectively.

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

	Three Months Ended		Nine Months Ended
	May 2, 2015	April 30, 2014	May 2, 2015	April 30, 2014

EEI and its wholly owned subsidiaries (excluding Walsh)	$7,207,506	$6,000,847	$20,232,334	$19,482,314
Walsh and its subsidiaries	2,347,983	2,420,333	8,267,107	7,380,304
EEI’s majority-owned subsidiaries:
E&E Brasil	711,503	1,857,250	3,429,585	5,218,135
GAC	932,813	1,231,941	2,638,317	3,991,435
ECSI	307,049	258,096	886,421	946,451
Total cost of professional services and other direct operating expenses	$11,506,854	$11,768,467	$35,453,764	$37,018,639

The cost of professional services and other direct operating expenses decreased $0.3 million (2%) during the third quarter and $1.5 million (4%) during the first nine months of fiscal 2015, as compared with the same periods in the prior fiscal year.  Lower project-related sales volumes in EEI’s Brazilian and Chilean operations were partially offset by higher project service levels and costs in the U.S. and in Walsh’s Peruvian operations.

Administrative and indirect operating expenses and marketing and related costs represent operating costs not directly associated with the generation of revenue.  We refer to these combined costs as “indirect operating expenses.”  Indirect operating expenses by business entity, excluding depreciation and amortization expenses, are summarized in the following table.

	Three Months Ended		Nine Months Ended
	May 2, 2015	April 30, 2014	May 2, 2015	April 30, 2014

EEI and its wholly owned subsidiaries (excluding Walsh)	$6,714,898	$8,185,711	$21,797,612	$25,241,774
Walsh and its subsidiaries	2,251,759	3,205,017	7,580,620	9,345,092
EEI’s majority-owned subsidiaries:
E&E Brasil	757,480	1,207,695	2,930,759	3,606,561
GAC	358,695	435,382	977,780	1,076,946
ECSI	424,810	619,279	1,466,654	1,923,529
Total indirect operating expenses	$10,507,642	$13,653,084	$34,753,425	$41,193,902

Combined indirect operating expenses decreased $3.1 million (23%) during the third quarter and $6.4 million (16%) during the first nine months of fiscal year 2015, as compared with the same periods in the prior fiscal year.  During fiscal years 2013 and 2014 and the first nine months of fiscal year 2015, management at EEI and its U.S. subsidiaries critically reviewed key administrative processes, reduced indirect staffing levels, and reduced utilization of contracted services in certain indirect departments. Management continues to critically evaluate its organizational and cost structure to identify ways to operate more efficiently and cost effectively. These cost reductions in the U.S. were partially offset by higher indirect expenses to support growth in South American operations.

Depreciation and amortization expense decreased $0.7 million (65%) during the third quarter and $2.0 million (64%) during the first nine months of fiscal year 2015, as compared with the same periods last year, primarily due to lower amortization of the Company’s principal operating software.  The Company acquired and developed new operating system software during fiscal year 2014, and began utilizing the new software effective August 1, 2014 for its U.S. operations.  The Company continued to utilize the previous software system through July 31, 2014, at which time the previous system was abandoned.  As a result, amortization of software development costs capitalized for the previous system was accelerated so that the system was completely amortized by July 31, 2014.  Total software amortization expense was less than $0.1 million and $0.7 million for the quarters ended May 2, 2015 and April 30, 2014, respectively, and $0.1 million and $2.0 million for the nine months ended May 2, 2015 and April 30, 2014, respectively.

Income Taxes

The estimated effective tax rate was a 41.6% provision and a 26.4% benefit for the nine months ended May 2, 2015 and April 30, 2014, respectively.  During fiscal year 2014, certain discrete items were recorded which increased tax expense, including foreign dividend income and additional expenses that were unallowable for tax purposes, which were partially offset by a return to provision adjustment that increased available foreign tax credits.  During fiscal year 2015, the Company is forecasting higher income from entities in the U.S. compared with the prior fiscal year, which is taxed at a higher effective rate than income from entities in foreign countries.

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

Inflation

During the nine months ended May 2, 2015 and 2014, inflation did not have a material impact on our business because a significant amount of our contracts are either cost based or contain commercial rates for services that are adjusted annually.

Off-Balance Sheet Arrangements

We had outstanding letters of credit to support operations of $0.9 million and $1.9 million drawn under our lines of credit at May 2, 2015 and July 31, 2014, respectively.  Other than these letters of credit, we did not have any off-balance sheet arrangements as of May 2, 2015 or July 31, 2014.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Revenues from international operations represented 33%, 36% and 32% of total revenues for the first nine months of fiscal year 2015 and for fiscal years 2014 and 2013, respectively.  International operations are subject to a number of risks, including but not limited to:

•	general economic and political conditions in foreign markets;
•	currency fluctuations;
•	greater counterparty risk, leading to longer collection cycles and potentially uncollectible accounts;
•	civil disturbance, unrest or violence;
•	staffing operations with appropriately credentialed and trained personnel;
•	exposure to liability and sanctions under the Foreign Corrupt Practices Act;
•	exposure to liability and sanctions under laws and regulations established by foreign jurisdictions in which we conduct business;
•	lack of developed legal systems to enforce our contractual rights; and
•	communication and other logistical challenges.

Failure to manage these risks effectively may result in harm to our overall operations and significantly reduce our future revenues, net income and liquidity.

In recent months, our Brazilian operations have been adversely affected by an economic downturn and weakening of the Brazilian Real in relation to the U.S. dollar.  The total scope and duration of the downturn and the ultimate impact that it will have on our Brazilian operations are uncertain.  EEI management is monitoring economic conditions and the business climate in Brazil, and is working closely with management in Brazil to develop a sound strategy to minimize adverse impacts on operations.

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

Other than the changes related to the new software system, no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the nine months ended May 2, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 4, 2011, the Chico Mendes Institute of Biodiversity Conservation of Brazil (the “Institute”) issued a Notice of Infraction to ecology and environment do brasil Ltda (“E&E Brasil”), a majority-owned subsidiary of EEI.  The Notice of Infraction concerns the taking and collecting species of wild animal specimens without authorization by the competent authority and imposes a fine of 520,000 Reais, which has a value of approximately $0.2 million at May 2, 2015.  No claim has been made against EEI.  The Institute has also filed Notices of Infraction against four employees of E&E Brasil alleging the same claims and has imposed fines against those individuals that, in the aggregate, are equal to the fine imposed against E&E Brasil.  E&E Brasil has filed administrative responses with the Institute for itself and its employees that: (a) deny the jurisdiction of the Institute; (b) state that the Notice of Infraction is constitutionally vague; and (c) affirmatively state that E&E Brasil had obtained the necessary permits for the surveys and collections of specimens under applicable Brazilian regulations and that the protected conservation area is not clearly marked to show its boundaries.  To date, E&E Brasil has attended one meeting where depositions were taken; the claim of violations against one of the four employees was dismissed; two of the four employees have fines assessed against them, which are going being appealed; and the remaining one employee and E&E Brasil are awaiting agency determinations.  If fines are assessed against the remaining one employee and/or E&E Brasil, appeals will be filed.  Management believes that these administrative proceedings will not have a material adverse impact on the operations of the Company.

Item 2.	Changes in Securities and Use of Proceeds

(e)  Purchased Equity Securities.  In August 2010, the Company’s Board of Directors approved a 200,000 share repurchase program.  The following table summarizes the Company’s purchases of its common stock during the six months ended January 31, 2015 under this share repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Share Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

August 2014	---	---	---	77,082
September 2014	---	---	---	77,082
October 2014	---	---	---	77,082
November 2014	---	---	---	77,082
December 2014	---	---	---	77,082
January 2015	---	---	---	77,082
February 2015	---	---	---	77,082
March 2015	---	---	---	77,082
April 2015	---	---	---	77,082

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a)	31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Registrant filed a Current Report on Form 8-K on October 29, 2014 to announce the departure of a Director from the Company’s Board of Directors, effective January 1, 2015.

(c)	Registrant filed a Current Report on Form 8-K on January 5, 2015 to announce the appointment of a new Director to the Company’s Board of Directors, effective January 1, 2015.

(d)	Registrant filed a Current Report on Form 8-K on January 15, 2015 to report submission of matters to a vote of shareholders. At the Company’s Annual Meeting of Stockholders held on January 15, 2015, stockholders elected two (2) Class A Directors and five (5) Class B Directors to the Company’s Board of Directors.

(e)	Registrant filed a Current Report on Form 8-K on March 9, 2015 to announce the retirement of the Company’s CEO and the appointment of the Company’s President as President and CEO.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ecology and Environment, Inc.

Date: June 16, 2015	By:	/s/ H. John Mye III
H. John Mye III
Chief Financial Officer and Treasurer
Principal Financial and Accounting Officer