Form 10-K
period 2015-07-31
ECOLOGY & ENVIRONMENT INC
filed 2015-10-29
CIK 809933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended July 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐    No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined by Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐   No ☑

Exhibit Index on Page 69

The aggregate market value of the Class A Common Stock held by non-affiliates as of January 31, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter) was $26,905,484.  This amount is based on the closing price of the registrant’s Class A Common Stock on the National Association of Securities Dealers Automated Quotations (NASDAQ) Stock Market for that date.  Shares of Class A Common Stock held by the executive officers and directors of the registrant are not included in this computation.

As of September 30, 2015, 2,981,768 shares of the registrant's Class A Common Stock, $.01 par value (the "Class A Common Stock") were outstanding, and 1,304,911 shares of the registrant's Class B Common Stock, $.01 par value (the "Class B Common Stock") were outstanding.

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

Organization and Background

EEI was incorporated in February 1970 as a global broad-based environmental consulting firm whose underlying philosophy is to provide professional services worldwide so that sustainable economic and human development may proceed with acceptable impact on the environment.  Together with its subsidiaries, EEI has direct and indirect ownership in 18 wholly-owned and majority-owned operating subsidiaries in 11 countries.  Our staff is comprised of individuals representing more than 80 scientific, engineering, health, and social disciplines working together in multidisciplinary teams to provide innovative environmental solutions.  We have completed thousands of projects for a wide variety of clients including some of the most iconic, high-profile projects in the world.  Our revenues originate from federal, state and local governments, domestic private clients, and private and governmental international clients.

Fiscal Year 2015 Operations Overview

Consolidated net income attributable to Ecology and Environment, Inc. increased to $3.4 million for the fiscal year ended July 31, 2015 from a loss of $1.4 million for the prior fiscal year.  Slightly lower net revenues for the current year were more than offset by significantly lower operating costs.

Net revenue from U.S. operations increased $4.6 million (6%) in fiscal year 2015, as compared with the prior year.    Higher Department of Defense and energy sector project activity were partially offset by lower government and mining sector activity, and by a strategic decision to wind down existing asbestos remediation contracts and forego any new asbestos business.  Net revenue from foreign operations decreased $6.2 million (14%) during the current year, as higher energy sector project activity in Peru was more than offset by lower energy and mining sector activity elsewhere in South America.

Total operating expenses (excluding subcontract costs) decreased $12.3 million (11%) during fiscal year 2015, as compared with the prior year.  As a result of ongoing initiatives to review the Company’s organizational and cost infrastructure which began in fiscal year 2013, management has successfully improved the Company’s operating and cost efficiency and effectiveness.  In addition, the Company reported significantly lower depreciation and amortization expense during fiscal year 2015 as a result of a successful conversion to its new accounting system effective August 1, 2014.

Refer to Item 7 of this Annual Report for additional commentary regarding the Company’s liquidity and results of operations.

Operating Expense Management

Total indirect operating expenses decreased 17% during fiscal year 2015, compared with the previous year, due to managed cost reductions in our U.S. operations and in various foreign subsidiaries.  During fiscal years 2015, 2014 and 2013, we critically reviewed technical and indirect staffing levels, other expenses necessary to support current project work levels and key administrative processes, particularly in our domestic subsidiaries and operations.  As a result of this review, the number of full time employees in various technical and indirect departments of EEI and its U.S. subsidiaries decreased by a combined 6% and 16% during fiscal years 2015 and 2014, respectively, while the number of full time employees in foreign operations declined 13% and 8% during fiscal years 2015 and 2014, respectively.  Utilization of contracted services was also reviewed and reduced at EEI.  Management continues to critically evaluate its organizational and cost structure to identify ways to operate more efficiently and cost effectively.

Conversion of Operating Software

In November 2013, management decided to abandon the Company’s previous operating and financial software system and migrate to new system software.  The Company acquired and developed new software during fiscal year 2014, and began utilizing the new software effective August 1, 2014 for its U.S. operations.  The Company continued to utilize the previous software system through July 31, 2014, at which time the previous system was abandoned and completely amortized.  Total software amortization expense decreased to $0.1 million during fiscal year 2015 from $2.6 million for the prior year.

Brazilian Operations

In recent months, our Brazilian operations have been adversely affected by an economic downturn and weakening of the Brazilian Real in relation to the U.S. dollar.  Fiscal year 2015 net revenues from our Brazilian operations declined $4.8 million (40%) from the prior year.  Reductions in direct and indirect operating expenses partially offset the reduction in revenues.

The total scope and duration of the downturn and the ultimate impact that it will have on our Brazilian operations is uncertain.  EEI management is monitoring economic conditions and the business climate in Brazil, and is working closely with management in Brazil to develop a sound strategy to minimize adverse impacts on operations, including plans to further reduce operating costs while achieving improved operating efficiencies.

Sale of Subsidiary

In August 2010, EEI acquired a 60% ownership interest in a newly formed entity, ECSI, LLC (“ECSI”), a Lexington, Kentucky based engineering and environmental consulting services company.  EEI paid $1.0 million for its ownership interest, and the noncontrolling interests contributed cash, other assets and liabilities for their 40% ownership interest. ECSI recorded $0.1 million of goodwill on the transaction date.  ECSI’s total assets were $1.1 million and $1.6 million at July 31, 2015 and 2014, respectively.

In October 2015, EEI sold its 60% interest in ECSI to ECSI’s minority shareholders for $0.3 million.  EEI recognized a loss on its investment in ECSI of approximately $0.4 million in administrative and indirect operating expenses during the fourth quarter of fiscal year 2015.  The sale of ECSI is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows during reporting periods subsequent to July 31, 2015.

Environmental Consulting Services Offered

We render consulting services to commercial and government clients in a variety of service sectors, which include the following:

Government START Contract

We provide support services to the United States Environmental Protection Agency (the “EPA”) for response and site assessment activities related to the release and threat of release of oil, petroleum products, hazardous substances, weapons of mass destruction or pollutants or contaminants that pose an actual or potential threat to human health or welfare, or to the environment.

In December 2005, the United States Environmental Protection Agency (the “EPA”) awarded us a contract known as START III to provide continuing support to EPA Region 10, which covers the four state territory of Alaska, Idaho, Washington and Oregon.  This was a combination time and materials/cost plus contract with a base term of three years plus options for an additional four years which were exercised through fiscal year 2013.  In July 2013, we were awarded a renewal of this contract by the EPA, known as START IV, for a base term of three years and two two-year option periods, for a total potential contract term of seven years.

This contract contains termination provisions under which the EPA may, without penalty, terminate the contract during the contract term upon written notice to us.  In the event of termination, we would be paid only termination costs in accordance with the contract.  We have never had a contract terminated by the EPA during the contract term.

Government Task Order Contracts

We have numerous task order contracts with state and federal governmental agencies which contain indefinite order quantities and/or option periods ranging from one to seven years.  Services provided under these contracts include numerous environmental assessment projects with the U.S. Navy, engineering and oversight of pollution remediation, and other hazardous waste remediation activities for various state entities.  We also prepare environmental impact assessment documents for federal land management agencies such as the Bureau of Land Management.

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

To date, we have worked on more than 200 projects in the pipeline industry involving more than 50,000 miles of pipeline systems.  Our extensive experience includes route selection, evaluation of alternatives, field surveys, regulatory compliance and permit support, preparation of environmental monitoring and restoration plans, and environmental inspection, including development of quality assurance specifications.

•	Offshore Energy

Global demand for renewable energy has stimulated the development of new technologies for generating energy from ocean currents, tides, waves, and thermal resources.  The rising demand for fossil fuels, particularly natural gas, has expanded the exploration and production of offshore oil and gas reserves and global trade of liquefied natural gas (“LNG”).

The LNG industry in the United States has seen dramatic changes in the last few years. The rapid development of shale gas resources has advanced the U.S. from having to import natural gas to now producing natural gas in excess of domestic needs. This has transformed the U.S. LNG marketplace from one where LNG import terminals were being permitted and constructed to one where LNG export terminals are now being permitted and constructed. E & E has worked with clients to develop offshore and onshore LNG import and export terminals and associated pipelines.

We have extensive experience conducting siting, environmental analyses, and permitting for offshore energy projects worldwide, including wind farms, wave energy converters, deep water ports, floating production storage and offloading facilities (“FPSOs”), and subsea pipeline and electrical transmission cables.  We guide clients in developing successful permitting strategies and provide comprehensive environmental and regulatory support for offshore energy projects.

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

We have extensive experience providing strategic environmental consulting services to wind energy developers and are a consulting member of the American Wind Energy Association (“AWEA”).  Our nationwide team has collectively worked on more than 450 wind energy projects in 38 states, helping clients successfully develop wind projects capable of producing more than 6,340 MWs of environmentally safe, renewable electricity.  Our direct experience with wind energy development, from initial siting studies through construction and mitigation monitoring of completed wind energy projects, allows us to anticipate potential project delays and resolve issues to keep client projects on schedule.

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

•	Nuclear Energy

With continued focus on reduced carbon emissions by federal and state government agencies, nuclear power continues to be an efficient alternative energy source.  We assist our clients through the environmental hurdles of the licensing process by performing siting studies and environmental investigations and preparing environmental reports.

Natural Resource Management and Restoration

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

Sustainability, Resiliency, and Climate Adaptation

E & E planning teams are working with communities around the world to develop and implement sustainable approaches for projects as varied as neighborhood-scale urban redevelopment, large-scale green city planning and design, and regional sustainability plans.   We help organizations and government agencies to become more resilient by assisting them to plan for, respond to, and recover from extreme disruptive events that can result in a wide range of cascading emergencies, with emphasis on building more resilient communities.

For example, we led the preparation of five community reconstruction zone plans developed as part of the New York Rising Community Reconstruction Program to help communities recently affected by extreme weather events build more resilient communities to better withstand storms of the future. E & E also worked with the Colorado Resiliency and Recovery Office to prepare the Colorado Resiliency Framework, the state’s first resiliency plan.  The plan represents Colorado’s long-term investment and commitment to a more resilient future following recent natural disasters that have affected the state.  The framework’s development included engaging thousands of local stakeholders, identifying and analyzing risks and vulnerabilities from hazards and changing conditions, and identifying action items for state implementation.

Water Resources

E & E’s water resource management practice includes work in water resources engineering, water studies and planning, and environmental restoration. We have experience working in the world’s most important water systems, including the Florida Everglades, Louisiana Coastline, Great Lakes, Hudson River, Chesapeake Bay, Puget Sound, Amazon River Basin, Yangtze River Basin, and many others. Our engineered solutions take into account a myriad of related needs such as stakeholder concerns, water rights, permitting requirements, ecosystem sustainment, public health, water supply, water quality, and economic development issues.

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

•	Military Master Planning and Land Use Compatibility Studies

In response to the advances seen in military master planning under taken by the Department of Defense (“DOD”) over the past few years, we have developed a team of experienced professionals in the areas of real property master planning, military programming, geospatial data and systems support, database management, and water resources planning.  Through our experience with modern military facility planning, we develop technologically advanced military master planning tools by leveraging the latest in Geographic Information System (“GIS”) and information technology.  We assist DOD installations to incorporate renewable energy and reduce their environmental footprint while sustaining mission requirements and maintaining positive relationships with the surrounding communities.

Emergency Planning and Management

Events around the world involving terrorism, bioterrorism, and natural disasters continue to raise concerns for public health and safety as well as environmental protection.  We provide logistical support, emergency response/management services, and comprehensive planning to businesses and state, county, and municipal governments in all phases of incident management, including preparedness, mitigation, response, and recovery.  In providing these multifaceted services, we determine local vulnerabilities and hazards and the in-place resources/assets to address those hazards in the context of applicable state and federal laws and regulations and community desires to become more resilient.

Hazardous and Radioactive Material Services

We have conducted thousands of hazardous waste site evaluations throughout the United States, providing site investigation, engineering design, and operation and maintenance for a wide range of industrial and governmental clients.  We inventory and collect sample materials on site and then evaluate waste management practices, potential off-site impacts, and liability concerns.  We then design, implement, and monitor associated cleanup programs. Our field investigation services primarily involve the development of work plans, health and safety plans, and quality assurance/quality control plans to govern and conduct field investigations to define the nature and extent of contaminants at a site.  After field investigation services have been completed and the necessary approvals obtained, our engineering specialists develop plans and specifications for remedial cleanup activities.  This work includes development of methods and standard operating procedures to assess contamination problems; and to identify, develop, and design appropriate pollution-control schemes.  Alternative cleanup strategies are evaluated and conceptual engineering approaches are formulated.  We also supervise actual cleanup or remedial construction work performed by other contractors.

International

Since EEI’s incorporation in 1970, we have completed more than 50,000 environmental assignments in more than 120 countries worldwide.  Many of the services provided for our global clients are similar to the services we provide in the U.S. and help our clients to meet local expectations and regulatory requirements.  With an understanding of cultural, political, economic, operational, and legal factors that influence the solution to a given environmental problem, we aid international governments and lending institutions in their efforts to advance institutional systems for environmental management.  We have completed assignments involving environmental assessment; management and financial planning; institutional strengthening and standards development; water supply and development; wastewater treatment; and solid waste project construction supervision.  More recently, issues of public health, sustainability, and social and economic development have been added to that portfolio.

As modernizing economies continue to develop, demand for global environmental services has also grown.  Most countries now have environmental laws to protect and regulate development of natural resources.  Many countries are also investing in infrastructure-related projects like bridges, roads, hydroelectric dams, mines, water supply, power generation and transmission, communications networks, and ports, all of which present opportunities for us to provide environmental services. Our international offices are also providing services for the development of renewable energy.  Frequent and dramatic natural disasters in recent years have spurred many governments around the world to address disaster response and prevention strategies and the impacts of climate change, such as sea-level rise and storm intensity and frequency. Through our U.S. and South American operations, we believe that we are well-positioned to benefit from these growth opportunities.

Regulatory Compliance

The United States Congress has enacted numerous environmental laws governing a wide range of topics. Similarly, most state legislatures have enacted a series of laws to prevent and correct environmental problems.  These laws and their implementing regulations help to create the demand for the multidisciplinary consulting services we offer. Some of the principal federal legislation and corresponding regulatory programs that affect our business are described below:

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

•	Endangered Species Act, Marine Mammal Protection Act, Migratory Bird Treaty Act and Golden Eagle Protection Acts

The protective provisions of these regulations present challenges to construction projects.  We conduct surveys and prepare plans that consolidate issues in a single document and streamline activities to address them, which facilitate agency review and approval, help construction contractors meet their obligations and enhance transparency.

•	Other

Our operations are also influenced by other federal, state, and international laws, treaties, conventions, and regulations protecting the environment.  In the U.S. market, such regulatory rules and provisions include the Atomic Energy Act (“AEA”) and the Oil Pollution Control Act (“OPA”).  Examples of services provided by us as a result of these laws include the development of spill prevention control and emergency prevention procedures, as well as countermeasure plans for various facilities potentially affecting human health and the environment. Related laws such as the Occupational Safety and Health Act ("OSHA"), which regulates exposures of employees to toxic chemicals and other physical agents in the workplace, also have a significant impact on our operations. An example is the process safety regulation issued by OSHA which requires safety and hazard analysis and accidental release contingency planning activity to be performed if certain chemicals are used in the work place. As another example, the Coastal Zone Management Act requires the protection of U.S. coastal zones from environmentally harmful overdevelopment.  E & E helps clients to design projects to comply with plans and requirements.

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

The backlog of uncompleted projects and maximum potential revenues from indefinite task order contracts are summarized in the following table.

	Amount as of July 31,
	2015	2014
	(in millions)

Total firm backlog of uncompleted contracts	$81.0	$66.7
Anticipated completion of firm backlog in next twelve months	65.9	52.4
Maximum potential revenue from task order contracts	232.4	192.2

Business Development

Our business development activities take place everywhere we work.  Although we have a dedicated business development group that includes sales, marketing and communications professionals, the technical staff is also active in identifying opportunities and developing business relationships.  Specific business development activities include:

•	Meeting with existing and potential clients to understand their needs and anticipate new markets;
•	Participating in professional organizations and often speaking at seminars and conferences to enhance our professional knowledge and relationships;
•	Attending and participating in trade shows and professional seminars relating to our business;
•	Sponsoring a popular seminar series that targets specific markets;
•	Monitoring numerous environmental, business and other publications to identify potential clients and their needs;
•	Close tracking of government contract procurements;

•	Monitoring government regulations, environmental and social trends, and other events that may affect our clients and thereby generate new business;
•	Responding to requests for proposals, bids, and qualifications, and develop proposals to win new or repeat business; and
•	Providing specialized business development training to our staff.

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

As of July 31, 2015, including all of our subsidiaries, we had 952 employees (778 full-time) in all of our offices, which included 598 employees (451 full-time) in domestic offices and 354 employees (327 full-time) in foreign offices.  The majority of our employees hold bachelor's and/or advanced degrees in such areas as chemical, civil, mechanical, sanitary, soil, structural and transportation engineering, biology, geology, hydrogeology, ecology, urban and regional planning and oceanography.  The employees at our majority-owned subsidiary in Brazil (100 full time employees as of July 31, 2015) are represented by a labor organization.  We believe that our relationship with the labor organization in Brazil and with all of our employees is good.

Corporate Governance and Security Exchange Rules

Our shares of Class A Common Stock are listed on the National Association of Securities Dealers Automated Quotations (NASDAQ) Stock Market.  NASDAQ requires all of its listing companies to be in compliance with NASDAQ’s standards of corporate governance set forth in the NASDAQ Marketplace Rules (NASDAQ CG Rules).  We have certified to the NASDAQ that we are in compliance with the NASDAQ CG Rules except for those NASDAQ CG Rules relating to the Director Nominations Process, the Compensation of Officers and Board Compensation.   For these items, we relied upon the “controlled company” exception found in the NASDAQ CG Rules.  A “controlled company” is a listing company where more than 50 percent of the voting power of the listing company is in the control of a group.  As of July 31, 2015, a group that holds more than 50 percent of the voting power of our Class A Common Stock, consisting of Messrs. Frank B. Silvestro, Ronald L. Frank, Gerald A. Strobel, Gerard A. Gallagher and Michael C. Gross and members of their families, does exist.  Therefore, we are a “controlled company” for purposes of the NASDAQ CG Rules.

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

Revenues from all municipal, state and federal government contracts represented 27%, 24% and 29% of total revenues for fiscal years 2015, 2014 and 2013, respectively.  Inability to win or renew government contracts could adversely affect our operations and significantly reduce our revenue and profits.

Government contracts are typically awarded through a highly regulated procurement process.  Some government contracts are awarded to multiple competitors, causing increased competition and downward pricing pressure.  If we cannot reduce or control costs associated with these contracts, we may not be able to bid competitively, or unexpected losses on these contracts may occur.

Our clients may be acquired by other entities, or may elect to sell their interest in ongoing projects to other entities.  These transactions would subject us to increased risk of contract terminations.

If our clients sell their interest in ongoing projects or are acquired by other entities, we may not be able to control or influence decisions made by the acquiring company regarding the ongoing contractual relationships of our client, including decisions to terminate existing contracts or to award future contracts.  Such decisions by acquiring companies to terminate existing contracts, or to exclude us when awarding future contracts, could have an adverse impact on our results of operations.

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

Revenues from international operations represented 31%, 36%, and 32% of total revenues for fiscal years 2015, 2014 and 2013, respectively.  International operations are subject to a number of risks, including:

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

	Twelve Months Ended July 31,
	2015	2014	2013

Time and materials	49%	54%	48%
Fixed price	43	39	43
Cost-plus	8	7	9
Total revenue	100%	100%	100%

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

The use of the percentage of completion method of accounting could result in a reduction or reversal of previously recorded revenues and profits.

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

Failure to effectively manage our information technology environment could be detrimental to our operations.

We rely on information technology for all aspects of our operations, including but not limited to our project proposal, contract management, project management, labor management, client billing, vendor payment, tax management, liquidity management and financial reporting processes.  During fiscal year 2014, we substantially completed the conversion of our operating software for our U.S. operations.  During fiscal year 2015, we substantially completed operating software conversions for certain of our South American subsidiaries.  Failure to adequately manage the worldwide implementation and utilization of system software could negatively impact our ability to manage our operations and our ability to accurately report our financial results on a timely basis.

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

Our current directors and executive officers owned or controlled approximately 49% of the outstanding shares of Class B Common Stock as of September 30, 2015, which has one vote per share while the Class A Common Stock has one-tenth of a vote per share.  In addition, as described in the section entitled “Corporate Governance and Security Exchange Rules” included in Part I of this Annual Report, since the Company qualifies for the NASDAQ “controlled company exception,” there exists a group of holders of Class B Common Stock, composed principally of certain of the Company’s current directors and executive officers and members of their families (the “CCE Group”), that controls greater than 50% of the votes that may be cast for any proposal at a shareholders meeting.  This concentration of voting control by the CCE Group may effectively prevent any influence by the holders of Class A Common Stock over matters submitted to a vote by all shareholders.

The Company may receive change in control offers by third parties. Such change in control offers may be declined by the Company’s Board of Directors after taking into consideration its obligations to the Company and its shareholders under applicable law. Alternatively, such offers may be taken to a vote by shareholders, the results of which could be heavily influenced by members of the CCE Group, which could adversely affect the value of outstanding common stock.

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

Item 1B.  Unresolved Staff Comments

None to report.

Item 2.       Properties

We own our corporate headquarters (60,000 square feet) in Lancaster, New York, a suburb of Buffalo.  The corporate headquarters building also serves as our Buffalo regional office.  We also lease thirty-six (36) regional offices in the United States and eleven (11) offices in foreign locations.  We also own a warehouse and office facility (35,000 square feet) in Lancaster, New York.

Item 3.     Legal Proceedings

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

On February 4, 2011, the Chico Mendes Institute of Biodiversity Conservation of Brazil (the “Institute”) issued a Notice of Infraction to ecology and environment do brasil Ltda (“E&E Brasil”), a majority-owned subsidiary of EEI.  The Notice of Infraction concerns the taking and collecting species of wild animal specimens without authorization by the competent authority and imposes a fine of 520,000 Reais, which has a value of approximately $0.2 million at July 31, 2015 and 2014.  No claim has been made against EEI.  The Institute has also filed Notices of Infraction against four employees of E&E Brasil alleging the same claims and has imposed fines against those individuals that, in the aggregate, are equal to the fine imposed against E&E Brasil.  E&E Brasil has filed administrative responses with the Institute for itself and its employees that: (a) deny the jurisdiction of the Institute; (b) state that the Notice of Infraction is constitutionally vague; and (c) affirmatively state that E&E Brasil had obtained the necessary permits for the surveys and collections of specimens under applicable Brazilian regulations and that the protected conservation area is not clearly marked to show its boundaries.  To date, E&E Brasil has attended one meeting where depositions were taken; the claim of violations against one of the four employees was dismissed; two of the four employees have fines assessed against them, which are being appealed; and the remaining one employee and E&E Brasil are awaiting agency determinations.  If fines are assessed against the remaining one employee and/or E&E Brasil, appeals will be filed.  Management believes that these administrative proceedings will not have a material adverse impact on the operations of the Company.

Contract Termination Provisions

Certain contracts contain termination provisions under which the customer may, without penalty, terminate the contracts upon written notice to the Company.  In the event of termination, the Company would be paid only termination costs in accordance with the particular contract.  Generally, termination costs include unpaid costs incurred to date, earned fees and any additional costs directly allocable to the termination.  The Company did not experience early termination of any material contracts during fiscal years 2015 or 2014.

Item 4.     Mining Safety Disclosures

Not Applicable.

PART II

Item 5.     Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Principal Market for EEI Common Stock

The Company’s Class A Common Stock is listed on NASDAQ.  There is no separate market for the Company’s Class B Common Stock.

High and Low Stock Prices for Class A Common Stock

Quarterly high and low prices for the Company's Class A Common Stock, as reported by NASDAQ, are summarized in the following table.

	High Share Price	Low Share Price
Fiscal Year Ended July 31, 2015:
First Quarter (commencing August 1, 2014 - October 31, 2014)	$10.72	$9.42
Second Quarter (commencing November 1, 2014 - January 31, 2015)	11.34	8.35
Third Quarter (commencing February 1, 2015 - April 30, 2015)	10.79	8.28
Fourth Quarter (commencing May 1, 2015 - July 31, 2015)	11.40	8.66

Fiscal Year Ended July 31, 2014:
First Quarter (commencing August 1, 2013 - October 31, 2013)	$12.25	$10.52
Second Quarter (commencing November 1, 2013 - January 31, 2014)	11.88	10.41
Third Quarter (commencing February 1, 2014 - April 30, 2014)	12.78	9.02
Fourth Quarter (commencing May 1, 2014 - July 31, 2014)	11.25	9.49

Holders of Common Stock

As of September 30, 2015, 2,981,768 shares of the Company's Class A Common Stock were outstanding and there were 309 holders of record of the Company's Class A Common Stock.  We estimate that the Company has a significantly greater number of Class A Common Stock shareholders because a substantial number of the Company's shares are held in street name.

As of September 30, 2015, 1,304,911 shares of the Company's Class B Common Stock were outstanding and there were 56 holders of record of the Class B Common Stock.

Dividends

Including the fiscal year ended July 31, 2015, the Company has declared semi-annual dividends for 29 consecutive years.  The Company declared dividends totaling $0.48 per common share during the fiscal years ended July 31, 2015, 2014 and 2013.

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

Equity compensation plan information as of July 31, 2015 is summarized in the following table.

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance

Equity compensation plans approved by security holders:
2011 Stock Award Plan	---	---	183,613
Total	---	---	183,613

Refer to Note 13 of the Consolidated Financial Statements, included in Item 8 of this Annual Report, for additional information regarding the Company’s stock award plan.

Purchased Equity Securities

In August 2010, the Company’s Board of Directors approved a 200,000 share repurchase program.  The following table summarizes the Company's purchases of its common stock during the fiscal year ended July 31, 2015 under this share repurchase program.

Fiscal Year 2015 Reporting Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

August	---	---	---	77,082
September	---	---	---	77,082
October	---	---	---	77,082
November	---	---	---	77,082
December	---	---	---	77,082
January	---	---	---	77,082
February	---	---	---	77,082
March	---	---	---	77,082
April	---	---	---	77,082
May	---	---	---	77,082
June	---	---	---	77,082
July	---	---	---	77,082

Item 6.     Selected Consolidated Financial Data

	Fiscal Year Ended July 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share amounts)
Operating data:
Revenues, net	$126,740	$128,427	$134,937	$155,410	$169,173
Income (Loss) from operations	$7,604	$(507)	$(898)	$4,784	$12,386
Income (Loss) before income tax provision	$7,969	$(447)	$(968)	$4,398	$12,755
Net income (loss) attributable to Ecology and Environment, Inc.	$3,396	$(1,383)	$(2,130)	$774	$6,960
Net income (loss) per common share (basic and diluted)	$0.79	$(0.32)	$(0.50)	$0.18	$1.65
Cash dividends declared per common share	$0.48	$0.48	$0.48	$0.48	$0.46
Weighted average common shares outstanding (basic and diluted)	4,287,775	4,283,984	4,247,821	4,233,883	4,222,688

	Balance at July 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share amounts)
Balance sheet data:
Working capital	$31,912	$31,036	$38,382	$41,820		$38,809
Total assets	$68,489	$71,708	$81,682	$97,512		$94,268
Outstanding advances under lines of credit	$672	$1,572	$6,529	$12,309	$	---
Total long-term debt and capital lease obligations	$946	$842	$451	$591		$2,138
Ecology and Environment, Inc. shareholders’ equity	$36,915	$37,678	$43,544	$48,146		$50,034
Book value per share (basic and diluted)	$8.61	$8.80	$10.25	$11.37		$11.85

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Cash and cash equivalents increased $1.8 million during fiscal year 2015.  Excluding the payment of $2.1 million of cash dividends, which were approved on a discretionary basis by the Company’s Board of Directors, cash generated from operations exceeded cash required to fund investing and financing activities by $4.2 million during the year.  Fiscal year 2015 expenditures for property, building and equipment and for net repayments of lines of credit declined $1.2 million and $4.1million from the prior year, respectively.

Unsecured lines of credit of $32.8 million and $34.4 million were available for working capital and letters of credit at July 31, 2015 and 2014, respectively.  Total amounts used under lines of credit were $1.8 million and $3.5 million at July 31, 2015 and 2014, respectively.  Contractual interest rates ranged from 2.50% to 15.60% at July 31, 2015.  Our lenders have reaffirmed the lines of credit within the past twelve months.

During fiscal year 2014, the Company generated a net operating loss carryforward of $1.7 million for income tax purposes, which was fully utilized through reductions in federal income tax payments during fiscal year 2015.

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

In recent months, our Brazilian subsidiary has been adversely affected by an economic downturn and weakening of the Brazilian Real in relation to the U.S. dollar.  The total scope and duration of the downturn and the ultimate impact that it will have on our Brazilian operations are uncertain.  In the event that our Brazilian subsidiary is unable to generate adequate cash flow to fund its operations, additional funding from EEI, other subsidiaries or lending institutions will be considered.

In December 2014, a South American subsidiary of Walsh Environmental Scientists & Engineers, LLC (“Walsh”) declared total dividends to its shareholders of $2.0 million, of which $1.5 million was payable to Walsh.  After local taxes, approximately $1.4 million of cash was repatriated to the U.S. and made available for the Company’s U.S. operations during fiscal year 2015 as a result of this dividend.

Contract Receivables Concentration Risk

Significant concentrations of contract receivables and the allowance for doubtful accounts and contract adjustments are summarized in the following table.

	Balance at July 31, 2015		Balance at July 31, 2014
Region	Contract Receivables	Allowance for Doubtful Accounts and Contract Adjustments	Contract Receivables	Allowance for Doubtful Accounts and Contract Adjustments

United States, Canada and South America	$43,212,684	$626,210	$43,394,442	$1,611,068
Middle East and Africa	5,066,789	4,894,453	7,010,225	4,386,240
Asia	124,584	17,238	153,492	129,546
Totals	$48,404,057	$5,537,901	$50,558,159	$6,126,854

Combined contract receivables related to projects in the Middle East, Africa and Asia represented 11% and 14% of total contract receivables at July 31, 2015 and 2014, respectively, while the combined allowance for doubtful accounts and contract adjustments related to these projects represented 89% and 74%, respectively, of the total allowance for doubtful accounts and contract adjustments at those same period end dates.  These allowance percentages highlight the Company’s experience of heightened operating risks (i.e., political, regulatory and cultural risks) within these foreign regions in comparison with similar risks in the United States, Canada and South America.  These heightened operating risks have resulted in increased collection risks and the Company expending resources that it may not recover for several months, or at all.  During fiscal years 2014 and 2015, the Company significantly curtailed its operations and projects in these regions in order to focus on more profitable operations in the United States and South America.

During fiscal year 2015, we continued to experience difficulties with settlement and close-out of a specific project in the Middle East.  As a result, management decided to increase the related allowance for contract adjustments by $1.2 million during fiscal year 2015, to $4.9 million as of July 31, 2015.  The related receivable balance is 100% reserved as of July 31, 2015, and no additional reserves are expected to be recorded during future periods.  We continue to maintain open dialogue with this client, and to seek assistance through all possible official channels, in order to ensure a favorable settlement of this contract receivable balance.

Results of Operations

Revenue, net

Revenue, net and revenue, net less subcontract costs, by business entity, are summarized in the following table.

	Fiscal Year Ended July 31,
	2015	2014	2013

Revenue by entity:
EEI and its wholly-owned subsidiaries (excluding Walsh)	$79,171,962	$69,446,427	$82,419,263
Walsh and EEI’s majority-owned subsidiaries:
Walsh and its majority-owned subsidiaries	31,490,613	33,168,180	28,263,579
Ecology & Environment do Brasil, Ltda (“E&E Brasil”)	7,814,499	13,811,391	15,125,046
Gestion Ambiental Consultores S.A. (“GAC”)	6,544,846	8,808,052	10,640,382
ECSI, LLC (“ECSI”)	2,512,814	3,366,793	4,869,394
Total gross revenue	127,534,734	128,600,843	141,317,664
Net contract adjustments recorded as a reduction from revenue	(795,013)	(173,967)	(6,380,773)
Revenue, net per consolidated statements of operations	$126,739,721	$128,426,876	$134,936,891

Gross revenue less subcontract costs, by entity:
EEI and its wholly owned subsidiaries (excluding Walsh)	$64,915,257	$59,627,259	$69,752,784
Walsh and EEI’s majority-owned subsidiaries:
Walsh and its majority-owned subsidiaries	23,828,369	25,900,485	22,117,316
E&E Brasil	7,157,284	12,014,002	12,527,325
GAC	5,849,187	6,958,103	7,327,335
ECSI	2,457,955	3,272,119	4,621,818
Total	$104,208,052	$107,771,968	$116,346,578

Fiscal Year 2015 Versus 2014

The overall decrease in consolidated revenue less subcontract costs for the fiscal year ended July 31, 2015, as compared with the prior fiscal year, resulted from the net impact of the following entity activity:

•	Higher Parent Company and wholly-owned subsidiary revenue (excluding Walsh) resulted from higher Department of Defense and energy sector revenues in the U.S., which was partially offset by lower government and commercial sales volumes in the U.S.
•	Lower Walsh revenue primarily resulted from a strategic decision to wind down existing asbestos remediation contracts and forego any new asbestos business, and from lower sales activity in energy and mining sectors in the U.S., which were partially offset by higher energy sector sales volume from operations in Peru.
•	Lower E&E Brasil revenue was primarily due to lower sales volume in the energy transmission sector, as transmission projects completed during fiscal years 2015 and 2014 were not renewed or replaced. A weaker Brazilian economy and a weaker Real in relation to the U.S. dollar also contributed to the overall decrease in revenues.
•	Lower GAC revenue was primarily due to lower mining sector revenues, as mining projects completed during fiscal years 2015 and 2014 were not renewed or replaced.
•	Lower ECSI revenue primarily resulted from lower sales volume in the mining sector, as mining projects completed during the prior fiscal year were not renewed or replaced.

Fiscal Year 2014 Versus 2013

The decrease in consolidated revenue less subcontract costs for fiscal year 2014 primarily resulted from the following entity activity:

•	Lower revenue for EEI and its wholly-owned subsidiaries (excluding Walsh) for fiscal year 2014 resulted primarily from the following activity:
o	EEI recorded $3.8 million of gross revenue related to projects in China during fiscal year 2013. All project activity related to these contracts was suspended during the fourth quarter of fiscal year 2013, and no revenue related to these projects was recorded during fiscal year 2014; and
o	generally lower sales volume, particularly within domestic state and federal government markets, as expired contracts were not renewed or replaced with new work.
•	Higher consolidated Walsh revenue for fiscal year 2014 was primarily due to higher energy sector revenues from Walsh’s South American operations, which was partially offset by lower sales volumes from asbestos inspection, energy and mining sectors in the U.S., as expiring contracts were not renewed or replaced by new work

•	Lower E&E Brasil revenue for fiscal year 2014 was primarily due to lower sales volumes in the energy transmission sector and weakening of the local currency (Real) against the U.S. dollar.
•	Lower GAC revenue for fiscal year 2014 mainly resulted from the following net activity:
o	lower sales volume from the commercial mining market, mainly due to a general decline in the Chilean economy; and
o	a decline in the value of the Chilean Peso against the U.S. dollar throughout the year; which were partially offset by
o	lower utilization of subcontracted labor, which resulted in higher utilization of GAC employees.
•	Lower ECSI revenue during fiscal year 2014 mainly resulted from lower sales volumes in the mining sector, as projects completed during fiscal year 2013 were not renewed or replaced during fiscal year 2014.

Contract Adjustments

Net contract adjustments recorded as a reduction of revenue include adjustments to revenues that are deemed to be unrealizable or that may become unrealizable in the future, as well as adjustments to estimated liabilities for project disallowances that are recorded in other accrued liabilities.  Contract adjustments related to projects in the United States, Canada and South America typically result from cost overruns from current or recently completed projects, or from recoveries of cost overruns recorded as contract adjustments in prior reporting periods.  Contract adjustments related to projects in the Middle East, Africa and Asia typically result from difficulties encountered while attempting to settle claims and issues that may be several years old.

Net contract adjustments recorded as additions to (reductions from) revenue are summarized by region in the following table.

	Fiscal Year Ended July 31,
Region	2015	2014	2013

United States, Canada and South America	$235,908	$309,651	$(134,657)
Middle East and Africa	(1,013,683)	(483,618)	72,024
Asia	(17,238)	---	(6,318,140)
Totals	$(795,013)	$(173,967)	$(6,380,773)

Fiscal Year 2015 Activity

Net contract adjustments recorded for projects in the Middle East and Africa resulted from the following net activity:

•	The Company has experienced ongoing difficulties with settlement and close-out of a specific project in the Middle East. As a result, management decided to increase the related allowance $1.2 million during fiscal year 2015, to $4.9 million or 100% of the related contract receivable balance as of July 31, 2015. Management continues to maintain open dialogue with this client, and to seek assistance through all possible official channels, in order to ensure a favorable settlement of this contract receivable balance.
•	The Company also has experienced difficulties with settlement and close-out of various projects completed for a specific client in Africa. At July 31, 2014, the Company recorded total allowance for contract adjustments of $0.8 million, or 49% of total related contract receivables at that date. During fiscal year 2015, the Company received settlement for $0.3 million of contract receivables that were previously 100% reserved. In addition, during the fourth quarter of fiscal year 2015, the Company decided to write-off $0.5 million of contract receivables that were previously 100% reserved.

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

Direct Operating Expenses

The cost of professional services and other direct operating expenses on the consolidated statements of operations represents labor and other direct costs of providing services to our clients under our project agreements.  We refer to these expenses as “direct operating expenses.”  These costs, and fluctuations in these costs, generally correlate directly with related project revenues.  The cost of professional services and other direct operating expenses, by business entity, are summarized in the following table.

	Fiscal Year Ended July 31,
	2015	2014	2013

EEI and its wholly owned subsidiaries (excluding Walsh)	$28,231,361	$26,407,023	$29,408,179
Walsh and EEI’s majority-owned subsidiaries:
Walsh and its majority-owned subsidiaries	10,263,323	10,222,527	7,356,082
E&E Brasil	4,036,558	6,502,761	6,273,405
GAC	3,819,930	5,133,125	5,258,000
ECSI	1,148,999	1,183,785	1,529,296
Total cost of professional services and other direct operating expenses	$47,500,171	$49,449,221	$49,824,962

Fiscal Year 2015 Versus 2014

Direct operating expenses decreased $1.9 million (4%) during fiscal year 2015, as compared with the prior year.  Lower project-related sales volumes and related costs in EEI’s Brazilian and Chilean operations were partially offset by higher project service levels and costs in EEI’s domestic operations and in Walsh’s Peruvian operations.

Fiscal Year 2014 Versus 2013

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

Indirect Operating Expenses

Administrative and indirect operating expenses and marketing and related costs on the consolidated statements of operations represent administrative and other operating costs not directly associated with the generation of revenue.  We refer to these costs as “indirect operating expenses.”  Indirect operating expenses by business entity are summarized in the following table.

	Fiscal Year Ended July 31,
	2015	2014	2013

EEI and its wholly owned subsidiaries (excluding Walsh)	$30,505,779	$32,907,360	$36,239,243
Walsh and EEI’s majority-owned subsidiaries:
Walsh and its majority-owned subsidiaries	9,596,864	12,690,944	12,707,123
E&E Brasil	3,645,257	4,946,171	5,480,397
GAC	1,294,151	1,376,842	1,161,575
ECSI	1,799,545	2,559,021	3,021,712
Total administrative and indirect operating expenses and marketing and related costs	$46,841,596	$54,480,338	$58,610,050

Fiscal Year 2015 Versus 2014

EEI and its direct and indirect subsidiaries may, at the discretion of their respective Board of Directors, award incentive compensation to Directors, senior management and other employees in the form of cash bonuses.  Cash bonus expense may vary significantly from year to year depending on company financial performance.  The Company recorded $2.8 million and $1.2 million of incentive compensation expense in indirect operating expenses during fiscal years 2015 and 2014, respectively, as a result of cash bonus awards.

In October 2015, EEI sold its 60% interest in ECSI to ECSI’s minority shareholders for $0.3 million.  EEI recognized a loss on its investment in ECSI of approximately $0.4 million in administrative and indirect operating expenses during the fourth quarter of fiscal year 2015.  Also during fiscal year 2015, management completed an assessment of goodwill recorded on the acquisition date, and recorded $0.1 million of goodwill impairment loss in administrative and indirect operating expenses.

Excluding higher expenses associated with cash bonuses and the sale of ECSI noted above, indirect operating expenses decreased $9.7 million (18%) during fiscal year 2015.  During fiscal year 2015, management continued its critical review of direct and indirect staffing levels and key administrative processes at EEI and all of its significant domestic and foreign subsidiaries, resulting in improved operating efficiency and cost reductions.  The Company also realized a full year benefit of efficiencies and cost reductions initiated in prior fiscal years.

Fiscal Year 2014 Versus 2013

Excluding the impact of cash bonus expenses of $1.2 million and $0.9 million for fiscal years 2014 and 2013, respectively, indirect operating expenses decreased $4.4 million (8%) during fiscal year 2014.  During fiscal years 2014 and 2013, management at EEI and its U.S. subsidiaries critically reviewed key administrative processes, reduced indirect staffing levels, and reduced utilization of contracted services in certain indirect departments.  These cost reductions in the U.S. were partially offset by higher indirect expenses to support growth in certain South American subsidiaries.

Depreciation and Amortization

Fiscal Year 2015 Versus 2014

Depreciation and amortization expense decreased $2.7 million (65%) during fiscal year 2015, primarily due to lower amortization of the Company’s principal operating software.  The Company acquired and developed new operating system software during fiscal year 2014, and began utilizing the new software effective August 1, 2014 for its U.S. operations.  The Company continued to utilize the previous software system through July 31, 2014, at which time the previous system was abandoned.  As a result, amortization of software development costs capitalized for the previous system was accelerated so that the system was completely amortized by July 31, 2014.  Total software amortization expense was $0.1 million and $2.6 million for fiscal years 2015 and 2014, respectively.

Fiscal Year 2014 Versus 2013

Depreciation and amortization expense increased $1.7 million (72%) during fiscal year 2014, primarily due to accelerated amortization of the Company’s previous operating software system, which was abandoned at the end of fiscal year 2014 in favor of a new software system.  Total software amortization expense was $2.6 million and $0.4 million for fiscal years 2014 and 2013, respectively.

Income Taxes

The income tax provision (benefit) resulting from domestic and foreign operations is summarized in the following table.

	Fiscal Year Ended July 31,
	2015	2014	2013

Income tax (benefit) provision from:
Domestic operations	$2,118,074	$(802,558)	$(782,672)
Foreign operations	1,650,347	1,145,621	1,036,906)
Income tax provision, as reported on the consolidated statements of operations	$3,768,421	$343,063	$254,234

Fiscal Year 2015 Versus 2014

Higher taxable income from U.S. operations, which increased to income of $3.5 million for fiscal year 2015 from a loss of $4.3 million for the prior year, was the primary driver of the increase in the income tax provision for the current year.  Higher foreign sourced taxable income and higher book to tax differences from U.S. and foreign sources also contributed to the overall increase in tax provision for fiscal year 2015.

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

Accounting Pronouncements Not Yet Adopted as of July 31, 2015

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”).  ASU 2014-09 is the result of a joint project of FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard for use in the U.S and internationally.  ASU 2014-09 supersedes the revenue recognition requirements in Topic 605 of FASB’s Accounting Standards Codification (the “Codification”) and most industry-specific guidance throughout the Industry Topics of the Codification.  ASU 2014-09 enhances comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets, reduces the number of requirements an entity must consider for recognizing revenue, and requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized.

ASU 2014-09 was to be effective for annual reporting periods beginning after December 15, 2016, including interim periods within the annual reporting period.  In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date (“ASU 2015-14”).  The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year.  The Company intends to adopt the provisions of ASU 2014-09 effective August 1, 2018.

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

In August 2014, FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40) (“ASU 2014-15”).  ASU 2014-15 requires an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable).  ASU 2014-15 provides guidance for management’s evaluation, including guidance regarding when substantial doubt about an entity’s ability to continue as a going concern exists, and when such doubt may be alleviated by management’s plans that are intended to mitigate those relevant conditions or events.  ASU 2014-15 also provides guidance regarding appropriate financial statement disclosures regarding conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern, management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations, and management’s plans that are intended to mitigate those conditions or events.  The provisions of ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.  Early application is permitted.  The Company intends to adopt ASU 2014-15 effective August 1, 2016.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2015, FASB issued ASU No. 2015-01 Income Statement – Extraordinary and Unusual Items (Subtopic 225-20) (“ASU 2015-01”).  ASU 2015-01 eliminates the concept of extraordinary items from U.S. generally accepted accounting principles.  While reporting entities will no longer be required to assess whether an underlying event or transaction is extraordinary, presentation and disclosure guidance for items that are unusual in nature or occur infrequently are retained, and are expanded to include items that are both unusual in nature and infrequently occurring.  ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption.  The Company adopted the provisions of ASU 2015-01 effective August 1, 2015.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

Revenue Recognition

Substantially all of the Company's revenue is derived from environmental consulting work, which is principally derived from the sale of labor hours.  Revenues reflected in the Company's consolidated statements of operations represent services rendered for which the Company maintains a primary contractual relationship with its customers.  Included in revenues are certain services outside the Company's normal operations which the Company has elected to subcontract to other contractors.  Sales and cost of sales at our South American subsidiaries exclude tax assessments by governmental authorities, which are collected from clients and then remitted to governmental authorities.

The consulting work is performed under a mix of fixed price, cost-type, and time and material contracts.  Contracts are required from all customers.  Revenue is recognized as follows:

Contract Type	Work Type	Revenue Recognition Policy

Time and materials	Consulting	As incurred at contract rates.

Fixed price	Consulting	Percentage of completion, approximating the ratio of either total costs or Level of Effort (LOE) hours incurred to date to total estimated costs or LOE hours.

Cost-plus	Consulting	Costs as incurred plus fees. Fees are recognized as revenue using percentage of completion determined by the percentage of LOE hours incurred to total LOE hours in the respective contracts.

Revenues associated with these contract types are summarized in the following table.

	Twelve Months Ended July 31,
	2015	2014	2013

Time and materials	$61,444,412	$69,136,988	$64,522,639
Fixed price	54,912,492	50,077,507	58,244,072
Cost-plus	10,382,817	9,212,381	12,170,180
Total revenue	$126,739,721	$128,426,876	$134,936,891

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

Fixed price contracts are accounted for using the percentage-of-completion method, wherein revenue is recognized as project progress occurs.  Fixed-price contracts generally present the highest level of financial and performance risk, but often also provide the highest potential financial returns.

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

Our project management teams continuously monitor the budgets, costs to date and estimated costs to complete project work.  If the estimated cost at completion for any contract indicates that a loss will be incurred, the entire estimated loss is charged to operations as a reduction of revenue in the period the loss becomes evident.

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

We maintain an allowance for project disallowances in other accrued liabilities for potential cost disallowances resulting from government audits and project close-outs.  Government audits have been completed and final rates have been negotiated for fiscal years through 2009.  We have estimated our exposure based on completed audits, historical experience and discussions with the government auditors.  If these estimates or their related assumptions change, we may be required to adjust our recorded allowance for project disallowances.

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

A tax position is a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions shall be recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position will be sustained.   Tax positions that meet the more likely than not threshold should be measured using a probability weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement.  We recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in administrative and indirect operating expenses.  Whether the more-likely-than-not recognition threshold is met for a tax position, is a matter of judgment based on the individual facts and circumstances of that position evaluated in light of all available evidence.  Based on available evidence, management has estimated that uncertain tax positions were less than $0.1 million at July 31, 2015 and 2014.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using enacted tax rates expected to be in effect for the year in which the temporary differences are expected to reverse.  Our policy is to establish a valuation allowance if it is “more likely than not” that the related tax benefits will not be realized.  At July 31, 2015 and 2014, we determined based on available evidence, including historical financial results for the last three years and forecasts of future results, that it is “more likely than not” that a portion of these items may not be recoverable in the future.  Accordingly, we recorded total valuation allowances of $0.6 million and $0.4 million at July 31, 2015 and 2014, respectively, as a reduction of deferred tax assets.

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

Inflation

During the fiscal years ended July 31, 2015, 2014 and 2013, inflation did not have a material impact on our business because a significant amount of our contracts are either cost based or contain commercial rates for services that are adjusted annually.

Off-Balance Sheet Arrangements

We had outstanding letters of credit to support operations of $1.1 million and $1.9 million drawn under our lines of credit at July 31, 2015 and 2014, respectively.  Other than these letters of credit, we did not have any off-balance sheet arrangements as of July 31, 2015 or 2014.

Item 8.   Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Ecology and Environment, Inc.

We have audited the accompanying consolidated balance sheets of Ecology and Environment, Inc. and its subsidiaries (collectively, the Company) as of July 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended July 31, 2015.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended July 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ Schneider Downs & Co., Inc.

Pittsburgh, Pennsylvania
October 29, 2015

Ecology and Environment, Inc.
Consolidated Balance Sheets

	Balance at July 31,
Assets	2015	2014

Current assets:
Cash and cash equivalents	$8,703,347	$6,889,243
Investment securities available for sale	1,433,732	1,407,277
Contract receivables, net of allowance for doubtful accounts and contract adjustments of $5,537,901 and $6,126,854, respectively	42,866,156	44,431,305
Deferred income taxes	3,878,401	4,534,437
Income tax receivable	297,246	1,107,983
Other current assets	1,330,996	1,422,561

Total current assets	58,509,878	59,792,806

Property, buildings and equipment, net of accumulated depreciation of $23,438,269 and $28,615,915, respectively	7,113,694	7,941,455
Deferred income taxes	933,890	1,865,798
Other assets	1,931,875	2,108,263

Total assets	$68,489,337	$71,708,322

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$10,409,656	$9,874,649
Lines of credit	672,272	1,572,466
Accrued payroll costs	8,687,643	7,650,077
Current portion of long-term debt and capital lease obligations	551,148	420,737
Billings in excess of revenue	2,618,453	5,003,413
Other accrued liabilities	3,931,284	4,235,262

Total current liabilities	26,870,456	28,756,604

Income taxes payable	107,035	107,035
Deferred income taxes	631,889	631,083
Long-term debt and capital lease obligations	395,098	421,769
Commitments and contingencies (Note 19)	-	-

Shareholders' equity:
Preferred stock, par value $.01 per share (2,000,000 shares authorized; no shares issued)	-	-
Class A common stock, par value $.01 per share (6,000,000 shares authorized; 3,023,206 and 2,685,151 shares issued)	30,232	26,851
Class B common stock, par value $.01 per share; (10,000,000 shares authorized; 1,370,519 and 1,708,574 shares issued)	13,706	17,087
Capital in excess of par value	16,575,286	17,124,339
Retained earnings	23,246,483	21,916,575
Accumulated other comprehensive loss	(1,726,339)	(182,735)
Treasury stock, at cost (Class A common: 42,245 and 40,553 shares; Class B common: 64,801 shares)	(1,223,899)	(1,223,899)

Total Ecology and Environment, Inc. shareholders' equity	36,915,469	37,678,218
Noncontrolling interests	3,569,390	4,113,613

Total shareholders' equity	40,484,859	41,791,831

Total liabilities and shareholders' equity	$68,489,337	$71,708,322

The accompanying notes are an integral part of these consolidated financial statements.

Ecology and Environment, Inc.
Consolidated Statements of Operations

	Fiscal Year Ended July 31,
	2015	2014	2013

Revenue, net	$126,739,721	$128,426,876	$134,936,891

Cost of professional services and other direct operating expenses	47,500,171	49,449,221	49,824,962
Subcontract costs	23,326,682	20,828,875	24,971,086
Administrative and indirect operating expenses	35,408,924	41,464,204	44,563,873
Marketing and related costs	11,432,672	13,016,134	14,046,177
Depreciation and amortization	1,467,270	4,175,801	2,428,844

Income (loss) from operations	7,604,002	(507,359)	(898,051)
Interest income	84,970	154,441	244,191
Interest expense	(115,885)	(150,315)	(303,403)
Other income (expense)	75,626	67,587	(40,127)
Gain on sale of assets and investment securities	186,089	13,045	80,415
Net foreign exchange gain (loss)	133,703	(24,789)	(50,839)

Income (loss) before income tax provision	7,968,505	(447,390)	(967,814)
Income tax provision	3,768,421	343,063	254,234

Net income (loss)	$4,200,084	$(790,453)	$(1,222,048)

Net income attributable to the noncontrolling interest	(804,441)	(592,203)	(908,386)

Net income (loss) attributable to Ecology and Environment, Inc.	$3,395,643	$(1,382,656)	$(2,130,434)

Net income (loss) per common share: basic and diluted	$0.79	$(0.32)	$(0.50)

Weighted average common shares outstanding: basic and diluted	4,287,775	4,283,984	4,247,821

The accompanying notes are an integral part of these consolidated financial statements.

Ecology and Environment, Inc.
Consolidated Statements of Comprehensive Income (Loss)

	Fiscal Year Ended July 31,
	2015	2014	2013

Net income (loss) including noncontrolling interests	$4,200,084	$(790,453)	$(1,222,048)
Foreign currency translation adjustments	(2,151,970)	(298,200)	(883,865)
Unrealized investment (losses) gains, net	(4,036)	1,412	(28,675)

Comprehensive income (loss)	2,044,078	(1,087,241)	(2,134,588)
Comprehensive income (loss) attributable to noncontrolling interests	(192,039)	(457,916)	(792,215)

Comprehensive income (loss) attributable to Ecology and Environment, Inc.	$1,852,039	$(1,545,157)	$(2,926,803)

The accompanying notes are an integral part of these consolidated financial statements.

Ecology and Environment, Inc.
Consolidated Statements of Cash Flows

	Fiscal Year Ended July 31,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$4,200,084	$(790,453)	$(1,222,048)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment of long-lived assets	-	-	846,000
Impairment of goodwill	103,547	-	-
Impairment of Investment in ECSI	355,000	-	-
Depreciation and amortization	1,467,270	4,175,801	2,428,844
Deferred income tax provision (benefit)	1,154,118	(817,896)	203,165
Share based compensation expense	59,189	353,295	507,796
Tax impact of share-based compensation	(91,849)	(31,695)	(74,429)
Gain on sale of assets and investment securities	(186,089)	(13,045)	(80,415)
Net provision for (recovery of) contract adjustments and doubtful accounts	(413,071)	173,967	6,319,650
Net bad debt (recovery) expense	(326,420)	90,087	(287,426)
Decrease (increase) in:
- contract receivables	(934,618)	1,855,027	7,228,782
- other current assets	(439,775)	192,013	(97,563)
- income tax receivable	270,360	3,247,277	(1,832,096)
- other non-current assets	47,725	29,656	6,951
(Decrease) increase in:
- accounts payable	1,052,195	23,739	(628,189)
- accrued payroll costs	1,805,254	630,156	(172,087)
- income taxes payable	132,236	(41,155)	(69,230)
- billings in excess of revenue	(1,908,679)	(1,419,481)	(1,430,143)
- other accrued liabilities	201,838	445,505	295,562
Net cash provided by operating activities	6,548,315	8,102,798	11,943,124

Cash flows from investing activities:
Acquisition of noncontrolling interest of subsidiaries	(50,000)	(689,361)	(595,556)
Purchase of property, building and equipment	(734,710)	(1,964,663)	(1,845,241)
Proceeds from sale of property, building and equipment	254,785	-	-
Proceeds from sale of investments	-	-	1,554,425
(Purchase) sale of investment securities	(33,181)	52,675	(1,671,284)
Net cash used in investing activities	(563,106)	(2,601,349)	(2,557,656)

Cash flows from financing activities:
Dividends paid	(2,066,142)	(2,053,506)	(2,037,323)
Proceeds from debt and capital lease obligations	384,397	544,027	255,487
Repayment of debt and capital lease obligations	(753,525)	(710,009)	(853,127)
Net repayments under lines of credit	(869,655)	(4,956,225)	(5,782,992)
Distributions to noncontrolling interests	(536,731)	(664,703)	(1,532,912)
Purchase of treasury stock	-	(173,278)	-
Net cash used in financing activities	(3,841,656)	(8,013,694)	(9,950,867)

Effect of exchange rate changes on cash and cash equivalents	(329,449)	(43,172)	(457,711)

Net increase (decrease) in cash and cash equivalents	1,814,104	(2,555,417)	(1,023,110)
Cash and cash equivalents at beginning of period	6,889,243	9,444,660	10,467,770

Cash and cash equivalents at end of period	$8,703,347	$6,889,243	$9,444,660

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$109,587	$145,880	$301,154
Income taxes	1,541,755	(2,303,231)	1,596,760
Supplemental disclosure of non-cash items:
Dividends declared and not paid	1,032,665	1,033,071	1,018,783
Acquistion of noncontrolling interest of subsidiaries (loans and stock)	233,220	1,072,944	212,401
Change in accounts payable due to equipment purchases	-	-	670,678
Proceeds from capital lease obligations	322,231	42,707	256,288

The accompanying notes are an integral part of these consolidated financial statements.

Ecology and Environment, Inc.
Consolidated Statements of Changes in Shareholders' Equity

	Class A Common Stock Shares	Class A Common Stock Amount	Class B Common Stock Shares	Class B Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares	Treasury Stock Amount	Noncontrolling Interest

Balance at July 31, 2012	2,685,151	$26,851	1,708,574	$17,087	$19,751,992	$29,534,783	$711,842	149,531	$(1,897,032)	$4,612,018

Net (loss) income	-	-	-	-	-	(2,130,434)	-	-	-	908,386
Foreign currency translation adjustment	-	-	-	-	-	-	(790,464)	-	-	(116,171)
Cash dividends declared ($0.48 per share)	-	-	-	-	-	(2,038,496)	-	-	-	-
Unrealized investment loss, net	-	-	-	-	-	-	(28,675)	-	-	-
Share-based compensation expense	-	-	-	-	507,796	-	-	-	-	-
Tax impact of share based compensation	-	-	-	-	(74,429)	-	-	-	-	-
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	(1,532,912)
Purchase of additional noncontrolling interests	-	-	-	-	(168,486)	-	22,770	(7,804)	98,799	(775,935)
Stock award plan forfeitures	-	-	-	-	-	-	-	2,184	-	-

Balance at July 31, 2013	2,685,151	$26,851	1,708,574	$17,087	$20,016,873	$25,365,853	$(84,527)	143,911	$(1,798,233)	$3,095,386

Net (loss) income	-	-	-	-	-	(1,382,656)	-	-	-	592,203
Foreign currency translation adjustment	-	-	-	-	-	-	(163,913)	-	-	(134,287)
Cash dividends declared ($0.48 per share)	-	-	-	-	-	(2,066,622)	-	-	-	-
Unrealized investment gain, net	-	-	-	-	-	-	1,412	-	-	-
Repurchase of Class A common stock	-	-	-	-	-	-	-	16,091	(173,278)	-
Issuance of stock under stock award plan	-	-	-	-	(194,454)	-	-	(16,387)	194,454	-
Share-based compensation expense	-	-	-	-	353,295	-	-	-	-	-
Tax impact of share based compensation	-	-	-	-	(31,695)	-	-	-	-	-
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	(664,703)
Reclassification adjustment for prior period acquisitions of noncontrolling interests	-	-	-	-	(2,414,027)	-	-	-	-	2,381,666
Purchase of additional noncontrolling interests	-	-	-	-	(605,653)	-	64,293	(44,260)	553,158	(1,156,652)
Stock award plan forfeitures	-	-	-	-	-	-	-	5,999	-	-

Balance at July 31, 2014	2,685,151	$26,851	1,708,574	$17,087	$17,124,339	$21,916,575	$(182,735)	105,354	$(1,223,899)	$4,113,613

Net income	-	-	-	-	-	3,395,643	-	-	-	804,441
Foreign currency translation adjustment	-	-	-	-	-	-	(1,539,568)	-	-	(612,402)
Cash dividends declared ($0.48 per share)	-	-	-	-	-	(2,065,735)	-	-	-	-
Unrealized investment loss, net	-	-	-	-	-	-	(4,036)	-	-	-
Conversion of Class B to Class A common stock	338,055	3,381	(338,055)	(3,381)	-	-	-	-	-	-
Share-based compensation expense	-	-	-	-	59,189	-	-	-	-	-
Tax impact of share based compensation	-	-	-	-	(91,849)	-	-	-	-	-
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	(536,731)
Tax impact of noncontrolling interests	-	-	-	-	(428,299)	-	-	-	-	-
Purchase of additional noncontrolling interests	-	-	-	-	(88,094)	-	-	-	-	(199,531)
Stock award plan forfeitures	-	-	-	-	-	-	-	1,692	-	-

Balance at July 31, 2015	3,023,206	$30,232	1,370,519	$13,706	$16,575,286	$23,246,483	$(1,726,339)	107,046	$(1,223,899)	$3,569,390

The accompanying notes are an integral part of these consolidated financial statements.

Ecology and Environment, Inc.
Notes to Consolidated Financial Statements

1.	Organization and Basis of Presentation

Ecology and Environment, Inc., (“EEI” or the “Parent Company”) was incorporated in 1970 as a global broad-based environmental consulting firm whose underlying philosophy is to provide professional services worldwide so that sustainable economic and human development may proceed with acceptable impact on the environment.  Together with its subsidiaries (collectively, the “Company”), EEI has direct or indirect ownership in 18 wholly owned and majority owned operating subsidiaries in 11 countries.  The Company’s staff is comprised of individuals representing more than 80 scientific, engineering, health, and social disciplines working together in multidisciplinary teams to provide innovative environmental solutions.  The Company has completed thousands of projects for a wide variety of clients in more than 120 countries, providing environmental solutions in nearly every ecosystem on the planet.

The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of such information.  All such adjustments are of a normal recurring nature.

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

Accounting Pronouncements Not Yet Adopted as of July 31, 2015

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”).  ASU 2014-09 is the result of a joint project of FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard for use in the U.S and internationally.  ASU 2014-09 supersedes the revenue recognition requirements in Topic 605 of FASB’s Accounting Standards Codification (the “Codification”) and most industry-specific guidance throughout the Industry Topics of the Codification.  ASU 2014-09 enhances comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets, reduces the number of requirements an entity must consider for recognizing revenue, and requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized.

ASU 2014-09 was to be effective for annual reporting periods beginning after December 15, 2016, including interim periods within the annual reporting period.  In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date (“ASU 2015-14”).  The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year.  The Company intends to adopt the provisions of ASU 2014-09 effective August 1, 2018.

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

In August 2014, FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40) (“ASU 2014-15”).  ASU 2014-15 requires an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable).  ASU 2014-15 provides guidance for management’s evaluation, including guidance regarding when substantial doubt about an entity’s ability to continue as a going concern exists, and when such doubt may be alleviated by management’s plans that are intended to mitigate those relevant conditions or events.  ASU 2014-15 also provides guidance regarding appropriate financial statement disclosures regarding conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern, management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations, and management’s plans that are intended to mitigate those conditions or events.  The provisions of ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.  Early application is permitted.  The Company intends to adopt ASU 2014-15 effective August 1, 2016.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2015, FASB issued ASU No. 2015-01 Income Statement – Extraordinary and Unusual Items (Subtopic 225-20) (“ASU 2015-01”).  ASU 2015-01 eliminates the concept of extraordinary items from U.S. generally accepted accounting principles.  While reporting entities will no longer be required to assess whether an underlying event or transaction is extraordinary, presentation and disclosure guidance for items that are unusual in nature or occur infrequently are retained, and are expanded to include items that are both unusual in nature and infrequently occurring.  ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption.  The Company adopted the provisions of ASU 2015-01 effective August 1, 2015.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

3.	Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of the EEI and its wholly owned and majority owned subsidiaries.  All intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions as of the date of the financial statements, which affect the reported values of assets and liabilities and revenues and expenses and disclosures of contingent assets and liabilities.  Actual results may differ from those estimates.

Revenue Recognition and Contract Receivables, Net

Substantially all of the Company's revenue is derived from environmental consulting work, which is principally derived from the sale of labor hours.  The consulting work is performed under a mix of fixed price, cost-type, and time and material contracts.  Contracts are required from all customers.  Revenue is recognized as follows:

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

Substantially all of the Company's cost-type work is with federal governmental agencies and, as such, is subject to audits after contract completion.  Under these cost-type contracts, provisions for adjustments to accrued revenue are recognized on a quarterly basis and based on past audit settlement history.  Government audits have been completed and final rates have been negotiated through fiscal year 2009.  The Company records an allowance for project disallowances in other accrued liabilities for potential disallowances resulting from government audits (refer to Note 12 of these consolidated financial statements).  Allowances for project disallowances are recorded when the amounts are estimable.  Resolution of these amounts is dependent upon the results of government audits and other formal contract close-out procedures.

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

The Company reduces contract receivables by establishing an allowance for contract adjustments related to revenues that are deemed to be unrealizable, or that may become unrealizable in the future.  Management reviews contract receivables and determines allowance amounts based on the adequacy of the Company’s performance under the contract, the status of change orders and claims, historical experience with the client for settling change orders and claims, and economic, geopolitical and cultural considerations for the home country of the client.  Such contract adjustments are recorded as direct adjustments to revenue in the consolidated statements of operations.

The Company also reduces contract receivables by recording an allowance for doubtful accounts to account for the estimated impact of collection issues resulting from a client’s inability or unwillingness to pay valid obligations to the Company.  The resulting provision for bad debts is recorded within administrative and indirect operating expenses on the consolidated statements of operations.

Refer to Note 6 of these consolidated financial statements for additional disclosures regarding the Company’s contract receivables, net.

Investment Securities Available for Sale

Investment securities classified as available for sale are stated at fair value.  The cost basis of securities sold is based on the specific identification method.

Unrealized gains or losses related to investment securities available for sale are recorded in accumulated other comprehensive loss, net of applicable income taxes, in the accompanying consolidated balance sheets and consolidated statements of changes in shareholders' equity.  Reclassification adjustments out of accumulated other comprehensive loss resulting from realized gains or losses from the sale of investment securities available for sale are included in gain on sale of assets and investment securities on the accompanying consolidated statements of operations.

Investment securities available for sale includes mutual funds valued at the net asset value of shares (“NAV”) held by the Company at period end.  Mutual funds held by the Company are open-end mutual funds that are registered with the Securities and Exchange Commission.  These funds are required to publish their daily NAV and to transact at that price, and are deemed to be actively traded.

Refer to Note 5 of these consolidated financial statements for additional disclosures regarding the Company’s investment securities available for sale.

Property, Buildings and Equipment, Depreciation and Amortization

Property, buildings and equipment are stated at the lower of depreciated or amortized cost or fair value.  Land and land improvements are not depreciated or amortized.  Methods of depreciation or amortization and useful lives for all other long-lived assets are summarized in the following table.

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

The following software-related costs are expensed as incurred and recorded in general and administrative expenses on the consolidated statements of operations:
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

Refer to Note 7 of these consolidated financial statements for additional disclosures regarding the Company’s property, buildings and equipment.

Goodwill

Goodwill is included in other assets on the accompanying consolidated balance sheets.  Goodwill is subject to an annual assessment for impairment by comparing the estimated fair values of reporting units to which Goodwill has been assigned to the recorded book value of the respective reporting units.  The estimated fair value of reporting units is calculated using a discounted cash flows method.  Goodwill is also assessed for impairment between annual assessments whenever events or circumstances make it more likely than not that an impairment may have occurred.

Refer to Note 8 of these consolidated financial statements for additional disclosures regarding the Company’s recorded goodwill.

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

Income Taxes

The Company follows the asset and liability approach to account for income taxes.  This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.  Although realization is not assured, management believes it is more likely than not that the recorded net deferred tax assets will be realized.  Since in some cases management has utilized estimates, the amount of the net deferred tax asset considered realizable could be reduced in the near term.

As of July 31, 2015, no provision has been recorded for United States income taxes applicable to undistributed earnings of foreign subsidiaries as it is the intention of the Company to indefinitely reinvest those earnings in the operations of those entities.  Excess cash accumulated by any foreign subsidiary, beyond that necessary to fund operations or business expansion, may be repatriated to the U.S. at the discretion of Board of Directors of the respective entities.  The Company would be required to accrue and pay taxes on any amounts repatriated to the U.S. from foreign subsidiaries.

Income tax expense includes U.S. and international income taxes, determined using the applicable statutory rates.  A deferred tax asset is recognized for all deductible temporary differences and net operating loss carryforwards, and a deferred tax liability is recognized for all taxable temporary differences.

The Company has significant deferred tax assets, resulting principally from contract reserves and accrued expenses.  The Company periodically evaluates the likelihood of realization of deferred tax assets, and provides for a valuation allowance when necessary.

Additionally, U.S. GAAP prescribes a recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return.   A tax position is a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities.  Tax positions shall be recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position will be sustained. Tax positions that meet the more likely than not threshold should be measured using a probability weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. Whether the more-likely-than-not recognition threshold is met for a tax position, is a matter of judgment based on the individual facts and circumstances of that position evaluated in light of all available evidence.  The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in administrative and indirect operating expenses.

Refer to Note 11 of these consolidated financial statements for additional disclosures regarding income taxes.

Defined Contribution Plans

EEI has a non-contributory defined contribution plan providing deferred benefits for substantially all of its employees (the “EEI Defined Contribution Plan”).  The annual expense of the EEI Defined Contribution Plan is based on a percentage of eligible wages as authorized by EEI’s Board of Directors.

EEI also has a supplemental retirement plan that provides post-retirement health care coverage for EEI’s four founders and their spouses (the “EEI Supplemental Retirement Plan”).  The annual expense of the plan is determined based on discounted annual cost estimates over the estimated life expectancy of the founders and their spouses.

Walsh Environmental Scientists & Engineers, LLC (“Walsh”), a wholly-owned subsidiary of EEI, has a defined contribution plan providing deferred benefits for substantially all of its employees and the employees of two if its majority owned subsidiaries (the “Walsh Defined Contribution Plan”).  The respective entities contribute a percentage of eligible wages up to a maximum of 4%.

Refer to Note 16 of these consolidated financial statements for additional disclosures regarding the Company’s defined contribution plans.

Stock-Based Compensation

The Company expenses the value of stock awards over the vesting period of the respective award.  Share-based awards are measured at fair value on the respective grant date, based on the estimated number of awards that are expected to vest.  Compensation cost for awards that vest is not reversed if the awards expire without being exercised.

Refer to Note 13 of these consolidated financial statements for additional disclosures regarding the Company’s stock award plan.

Earnings per Share

Basic and diluted earnings per share (“EPS”) is computed by dividing the net income (loss) attributable to Ecology and Environment, Inc. common shareholders by the weighted average number of common shares outstanding for the period.  After consideration of all the rights and privileges of the Class A and Class B stockholders (refer to Note 14 of these consolidated financial statements), in particular the right of the holders of the Class B common stock to elect no less than 75% of the Board of Directors making it highly unlikely that the Company will pay a dividend on Class A common stock in excess of Class B common stock, the Company allocates undistributed earnings between the classes on a one-to-one basis when computing earnings per share.  As a result, basic and fully diluted earnings per Class A and Class B share are equal amounts.

The Company has determined that its unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities.  These securities are included in the computation of earnings per share pursuant to the two-class method.  As a result, unvested restricted shares are included in the weighted average shares outstanding calculation.

Refer to Note 17 of these consolidated financial statements for additional disclosures regarding the Company’s earnings per share

Comprehensive Income (Loss)

Comprehensive income or loss represents the change in shareholders’ equity during a period, excluding changes arising from transactions with shareholders.  Comprehensive income or loss includes net income (loss) from the consolidated statements of operations, plus (less) other comprehensive income (loss) during a reporting period.

Other comprehensive income (loss) represents the net effect of accounting transactions that are recognized directly in shareholders’ equity, such as the net impact of currency translation adjustments from foreign operations and unrealized gains (losses) on available-for-sale securities.

Foreign Currencies

The financial statements of foreign subsidiaries where the local currency is the functional currency are translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for results of operations.  Translation adjustments are deferred in accumulated other comprehensive income.  Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.  The Company recorded foreign currency transaction gains (losses) of $0.1 million, less than $(0.1) million and $(0.1) million for the fiscal years ended July 31, 2015, 2014 and 2013, respectively.

The financial statements of foreign subsidiaries located in highly inflationary economies are remeasured as if the functional currency were the U.S. dollar.  The remeasurement of local currencies into U.S. dollars creates transaction adjustments which are included in net income.  The Company did not record any highly inflationary economy translation adjustments for the fiscal years ended July 31, 2015, 2014 or 2013.

4.	Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  The Company invests cash in excess of operating requirements in income-producing short-term investments.  Money market funds of less than $0.1 million and $0.3 million were included in cash and cash equivalents in the accompanying consolidated balance sheets and consolidated statements of cash flows at July 31, 2015 and 2014, respectively.

5.	Fair Value of Financial Instruments

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

The availability of observable market data is monitored to assess the appropriate classification of financial instruments within the fair value hierarchy.  Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another.  In such instances, the transfer is reported at the beginning of the reporting period.  There were no transfers in or out of levels 1, 2 or 3 during fiscal years 2015, 2014 or 2013.

The fair value of the Company’s assets and liabilities that are measured at fair value on a recurring basis is summarized by level within the fair value hierarchy in the following table.

	Balance at July 31, 2015
	Level 1	Level 2		Level 3		Total
Assets
Investment securities available for sale	$1,433,732	$	---	$	---	$1,433,732

	Balance at July 31, 2014
	Level 1	Level 2		Level 3		Total
Assets
Investment securities available for sale	$1,407,277	$	---	$	---	$1,407,277

The Company recorded gross unrealized gains of less than $0.1 million related to these funds in accumulated other comprehensive income (loss) at July 31, 2015 and 2014 and 2013.

The carrying amount of cash and cash equivalents approximated fair value at July 31, 2015 and 2014.  These assets were classified as level 1 instruments at both dates.

Long-term debt consists of bank loans and capitalized equipment leases.  Lines of credit consist of borrowings for working capital requirements.  Based on the Company's assessment of the current financial market and corresponding risks associated with the debt and line of credit borrowings, management believes that the carrying amount of these liabilities approximated fair value at July 31, 2015 and 2014.  These liabilities were classified as level 2 instruments at both dates.

6.	Contract Receivables, net

Contract receivables, net are summarized in the following table.

	Balance at July 31,
	2015	2014

Contract Receivables:
Billed	$22,915,726	$26,863,708
Unbilled	25,488,331	23,694,451
	48,404,057	50,558,159
Allowance for doubtful accounts and contract adjustments	(5,537,901)	(6,126,854)
Contract receivables, net	$42,866,156	$44,431,305

Billed contract receivables included contractual retainage balances of $0.5 million and $0.3 million at July 31, 2015 or 2014, respectively.  Management anticipates that unbilled contract receivables at July 31, 2015 will be substantially billed and collected within one year.

Contract Receivable Concentrations

Significant concentrations of contract receivables and the allowance for doubtful accounts and contract adjustments are summarized in the following table.

	Balance at July 31, 2015		Balance at July 31, 2014
Region	Contract Receivables	Allowance for Doubtful Accounts and Contract Adjustments	Contract Receivables	Allowance for Doubtful Accounts and Contract Adjustments

United States, Canada and South America	$43,212,684	$626,210	$43,394,442	$1,611,068
Middle East and Africa	5,066,789	4,894,453	7,010,225	4,386,240
Asia	124,584	17,238	153,492	129,546
Totals	$48,404,057	$5,537,901	$50,558,159	$6,126,854

Combined contract receivables related to projects in the Middle East, Africa and Asia represented 11% and 14% of total contract receivables at July 31, 2015 and 2014, respectively, while the combined allowance for doubtful accounts and contract adjustments related to these projects represented 89% and 74%, respectively, of the total allowance for doubtful accounts and contract adjustments at those same period end dates.  These allowance percentages highlight the Company’s experience of heightened operating risks (i.e., political, regulatory and cultural risks) within these foreign regions in comparison with similar risks in the United States, Canada and South America.  These heightened operating risks have resulted in increased collection risks and the Company expending resources that it may not recover for several months, or at all.

Contract adjustments related to projects in the United States, Canada and South America typically result from cost overruns related to current or recently completed projects, or from recoveries of cost overruns recorded as contract adjustments in prior reporting periods.  Contract adjustments related to projects in the Middle East, Africa and Asia typically result from difficulties encountered while attempting to settle and close-out claims that may be several years old.

Allowance for Doubtful Accounts and Contract Adjustments

Activity within the allowance for doubtful accounts and contract adjustments is summarized in the following table.

	Fiscal Year Ended July 31,
	2015	2014	2013

Balance at beginning of period	$6,126,854	$5,592,800	$10,238,391
Net increase (decrease) due to adjustments in the allowance for:
Contract adjustments (1)	(262,533)	473,967	6,319,650
Doubtful accounts (2)	(326,420)	90,087	(287,426)
Transfer of reserves (to) from allowance for project disallowances (3)	---	(30,000)	61,123
Specific write-off of contract receivables and reserves during the period (4)	---	---	(10,738,938)
Balance at end of period	$5,537,901	$6,126,854	$5,592,800

(1)	Increases (decreases) to the allowance for contract adjustments on the consolidated balance sheets are recorded as (decreases) increases to revenue on the consolidated statements of operations.
(2)	Increases (decreases) to the allowance for doubtful accounts on the consolidated balance sheets are recorded as increases (decreases) to administrative and other indirect operating expenses on the consolidated statements of operations.
(3)	The allowance for project disallowances is included in other accrued liabilities on the consolidated balance sheets. Refer to Note 12 of these consolidated financial statements.
(4)	Approximately $7.3 million of contract receivables related to projects in China and $3.4 million of contract receivables from projects in the Middle East and Africa were fully reserved and written off during fiscal year 2013, resulting in corresponding decreases in contract receivables and the allowance for contract adjustments during fiscal year 2013.

7.	Property, Buildings and Equipment, net

Property, buildings and equipment is summarized in the following table.

	Balance at July 31,
	2015	2014

Land and land improvements	$393,051	$393,051
Buildings and building improvements	10,368,394	12,231,788
Field equipment	2,785,749	3,273,725
Computer equipment	4,685,106	9,128,027
Computer software	6,112,262	5,030,472
Office furniture and equipment	4,076,347	4,095,659
Vehicles	1,438,755	1,658,273
Other	692,299	746,375
	30,551,963	36,557,370
Accumulated depreciation and amortization	(23,438,269)	(28,615,915)
Property, buildings and equipment, net	$7,113,694	$7,941,455

In November 2013, management decided to abandon the Company’s existing operating and financial software system and migrate to new system software.  The Company acquired and developed new software during fiscal year 2014, and began utilizing the new software effective August 1, 2014 for its U.S. operations.  Although the core software modules were operating effectively as of August 1, 2014, certain operational and reporting capabilities of the new system continued to be developed during fiscal year 2015.  The process to develop new operating and financial software systems for the Company’s significant foreign subsidiaries was completed during the third quarter of fiscal year 2015.  The Company recorded software development costs of $0.2 million and $1.5 million in property, plant and equipment during fiscal years 2015 and 2014, respectively.

The Company continued to utilize the previous software system through July 31, 2014, at which time the previous system was abandoned.  As a result, amortization of software development costs capitalized for the previous system was accelerated so that the system was completely amortized by July 31, 2014.  Total software amortization expense was $0.1 million, $2.6 million and $0.4 million for fiscal years 2015, 2014 and 2013, respectively.

8.	Goodwill

Goodwill of $1.1 and $1.2 million is included in other assets on the accompanying consolidated balance sheets at July 31, 2015 and 2014, respectively. The Company’s most recent annual impairment assessment for goodwill was completed during the fourth quarter of fiscal year 2015.  The results of this assessment showed that the fair values of the reporting units to which goodwill is assigned was in excess of the book values of the respective reporting units at year-end, resulting in the identification of no additional goodwill impairment.

However, during the fiscal year ended July 31, 2015, the Company recorded a $0.1 million impairment loss in administrative and indirect operating expenses related to a reporting unit that experienced recurring operating losses over the course of several recent reporting quarters, and for which projections completed by management indicated that operating losses were expected to continue into the foreseeable future.

9.	Lines of Credit

Unsecured lines of credit are summarized in the following table.

	Balance at July 31,
	2015	2014

Outstanding cash draws, recorded as lines of credit on the accompanying consolidated balance sheets	$672,272	$1,572,466
Outstanding letters of credit to support operations	1,144,031	1,944,994
Total amounts used under lines of credit	1,816,303	3,517,460
Remaining amounts available under lines of credit	30,992,697	30,851,540
Total approved unsecured lines of credit	$32,809,000	$34,369,000

Contractual interest rates ranged from 2.50% to 15.60% at July 31, 2015.  The Company’s lenders have reaffirmed the lines of credit within the past twelve months.

10.	Debt and Capital Lease Obligations

Debt and capital lease obligations are summarized in the following table.

	Balance at July 31,
	2015	2014

Various loans and advances (interest rates ranging from 3.25% to 12%)	$635,598	$676,874
Capital lease obligations (interest rates ranging from 7.36% to 14%)	310,648	165,632
	946,246	842,506
Current portion of long-term debt and capital lease obligations	(551,148)	(420,737)
Long-term debt and capital lease obligations	$395,098	$421,769

The aggregate maturities of long-term debt and capital lease obligations as of July 31, 2015 are summarized in the following table.

August 2015 – July 2016	$551,148
August 2016 – July 2017	215,519
August 2017 – July 2018	148,166
August 2018 – July 2019	12,161
Thereafter	19,252
Total	$946,246

11.	Income Taxes

Income (loss) before income tax provision is summarized in the following table.

	Fiscal Year Ended July 31,
	2015	2014	2013

Domestic	$3,499,841	$(4,305,768)	$(3,055,338)
Foreign	4,468,664	3,858,378	2,087,524
	$7,968,505	$(447,390)	$(967,814)

The income tax provision is summarized in the following table.

	Fiscal Year Ended July 31,
	2015	2014	2013
Current:
Federal	$486,669	$86,062	$(985,865)
State	80,594	62,761	181,434
Foreign	2,047,040	1,012,136	855,500
Total current	2,614,303	1,160,959	51,069

Deferred:
Federal	1,378,509	(975,519)	200,197
State	172,302	24,138	(178,438)
Foreign	(396,693)	133,485	181,406
Total deferred	1,154,118	(817,896)	203,165
Total income tax provision	$3,768,421	$343,063	$254,234

A reconciliation of the income tax provision using the statutory U.S. income tax rate compared with the actual income tax provision reported on the consolidated statements of operations is summarized in the following table.

	Fiscal Year Ended July 31,
	2015	2014	2013

Income tax (benefit) provision at the U.S. federal statutory income tax rate	$2,709,334	$(152,113)	$(329,057)
Income from "pass-through" entities taxable to noncontrolling partners	30,604	35,309	(102,933)
International rate differences	(338,221)	(143,493)	(197,217)
Other foreign taxes, net of federal benefit	160,963	(34,419)	94,528
Foreign dividend income	508,572	596,631	481,287
State taxes, net of federal benefit	166,168	27,739	3,871
Re-evaluation and settlements of tax contingencies	---	(19,533)	(58,105)
Peru non-deductible expenses	166,769	44,077	173,707
Canada valuation allowance	156,492	(83,257)	130,950
Other permanent differences	207,740	72,122	57,203
Income tax provision, as reported on the consolidated statements of operations	$3,768,421	$343,063	$254,234

The significant components of deferred tax assets and liabilities are summarized in the following table.

	Balance at July 31, 2015			Balance at July 31, 2014
	Current	Noncurrent		Current	Noncurrent
Deferred tax assets:
Contract and other reserves	$3,257,103	$	---	$3,409,209	$	---
Fixed assets and intangibles	---		---	---		58,934
Valuation allowance	(371,270)		(189,053)	(192,213)		(206,070)
Accrued compensation and expenses	776,337		59,955	1,250,286		378,657
Net operating loss carryforwards	---		737,146	---		1,213,010
Foreign and state income taxes	---		56,581	---		54,398
Foreign tax credit	---		296,326	---		296,326
Federal benefit from foreign tax audits	212,407		---	---		---
Other	192,960		260,586	251,678		74,370
Net deferred tax assets	$4,067,537		$1,221,541	$4,718,960		$1,869,625

Deferred tax liabilities:
Federal expense on state deferred taxes	$(189,136)		$(36,055)	$(184,523)		$(103,098)
Fixed assets and intangibles	---		(341,065)	---		---
Federal expense from foreign accounting differences	---		(542,420)	---		(531,812)
Net deferred tax liabilities	$(189,136)		$(919,540)	$(184,523)		$(634,910)

During the fiscal year ended July 31, 2014, the Company generated a net operating loss in the U.S. of $1.7 million, which was carried forward and fully utilized in fiscal year 2015.  As of July 31, 2015, net operating losses attributable to operations in Brazil, Canada and China and net operating losses for state income tax purposes still exist.

The Company recorded a valuation allowance of $0.6 million and $0.4 million at July 31, 2015 and 2014, respectively, which was primarily related to excess foreign tax credit carryforwards, the utilization of which is dependent on future foreign source income, and to operating losses in Asia and Canada.

The Company has not recorded income taxes applicable to undistributed earnings of all foreign subsidiaries that are indefinitely reinvested in those operations.  At July 31, 2015, the Company’s operations in Chile, Peru and Ecuador had $6.2 million of combined undistributed earnings that were indefinitely reinvested in those operations.

The Company files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions.  During fiscal year 2013, the IRS completed the examination of fiscal year 2010 and 2011 income tax returns, which were settled without material adjustment.  The Company’s tax matters for the fiscal years 2012 through 2015 remain subject to examination by the IRS.  The Company’s tax matters in other material jurisdictions remain subject to examination by the respective state, local, and foreign tax jurisdiction authorities.  No waivers have been executed that would extend the period subject to examination beyond the period prescribed by statute.

At July 31, 2015, 2014 and 2013, the Company had $0.1 million of uncertain tax positions (“UTPs”) resulting from gross unrecognized tax benefits that if realized, would favorably affect the effective income tax rate in future periods.  It is reasonably possible that the liability associated with UTPs will increase or decrease within the next twelve months.  At this time, an estimate of the range of the reasonably possible outcomes cannot be made.  The net liability for UTPs and associated interest and penalties are included in noncurrent income taxes payable on the accompanying consolidated balance sheets.  The Company recognized interest and penalties expense of approximately $0.1 million related to liabilities for UTPs during fiscal years 2015, 2014 and 2013.  The Company had approximately $0.1 million of accrued interest and penalties at July 31, 2015 and 2014.

12.	Other Accrued Liabilities

Other accrued liabilities are summarized in the following table.

	Balance at July 31,
	2015	2014

Allowance for project disallowances	$2,242,813	$2,393,351
Other	1,688,471	1,841,911
Total other accrued liabilities	$3,931,284	$4,235,262

Activity within the allowance for project disallowances is summarized in the following table.

	Fiscal Year Ended July 31,
	2015	2014	2013

Balance at beginning of period	$2,393,351	$2,663,351	$2,724,474
Reduction of reserves recorded in prior fiscal years	(150,538)	(300,000)	---
Net change during the period, recorded as a transfer of reserves from allowance for doubtful accounts and contract adjustments	---	30,000	(61,123)
Balance at end of period	$2,242,813	$2,393,351	$2,663,351

The reduction in the allowance for project disallowances during fiscal years 2015 and 2014 resulted from settlement of an allowance recorded in prior fiscal years.  This settlement resulted in payment of less than $0.1 million during fiscal year 2015 and adjustments of $0.1 million and $0.3 million recorded during fiscal years 2015 and 2014, respectively, as additions to revenue, net in the accompanying consolidated statements of operations.

13.	Incentive Compensation

EEI and its direct and indirect subsidiaries may, at the discretion of their respective Board of Directors, award incentive compensation to Directors, senior management and other employees based on the respective company’s financial performance and the individual’s job performance.  Incentive compensation may be awarded as cash bonuses, Class A Common Stock issued under EEI’s Stock Award Plan (defined below), or a combination of both cash and stock.  The Company recorded $3.0 million, $1.4 million and $1.4 million of incentive compensation expense during the fiscal years ended July 31, 2015, 2014 and 2013, respectively, as a result of cash bonus awards.

In October 2013, EEI awarded Class A Common Stock to employees under the Stock Award Plan, which was valued at $0.2 million.  EEI did not award any Class A Common Stock to employees under its incentive compensation program during the fiscal years ended July 31, 2015 or 2013.

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

The 1998 Award Plan and all supplemental plans are collectively referred to as the “Stock Award Plan”.  The Stock Award Plan permits grants of the award for a period of five (5) years from the date of adoption by the Board of Directors.  The Stock Award Plan is not a qualified plan Section 401(a) of the Internal Revenue Code.  Total gross compensation expense related to stock awards is recognized over the vesting period of awards granted.

The Company awarded 62,099 Class A shares valued at $0.9 million in October 2011, which had a three year vesting period and were fully vested in August 2014.  The Company awarded 16,387 Class A shares valued at $0.2 million in October 2013, which have a three year vesting period and will be fully vested in August 2016.  The Company recorded non-cash compensation expense of less than $0.1 million, $0.4 million and $0.5 million during the fiscal years ended July 31, 2015, 2014 and 2013, respectively, in connection with all outstanding stock compensation awards.  Total unearned compensation costs related to outstanding stock awards were $0.1 million at July 31, 2015.  The "pool" of excess tax benefits accumulated in Capital in Excess of Par Value was $0.1 million at July 31, 2015 and 2014.

In September 2015, the Company issued 4,533 Class A shares valued at less than $0.1 million to three directors as additional compensation for their roles as Chairman and members of the Company’s Audit Committee.  These stock awards vested immediately upon issuance, subject to certain restrictions regarding transfer of the shares that will expire no later than August 1, 2016.

14.	Shareholders' Equity

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

Cash Dividends

The Company declared and paid cash dividends of $2.1 million during the fiscal years ended July 31, 2015, 2014 and 2013.  The Company paid dividends of $1.0 million in August 2015 and 2014 that were declared and accrued in prior periods.

Stock Repurchase Program

In August 2010, the Company’s Board of Directors approved a program for repurchase of 200,000 shares of Class A common stock (the “Stock Repurchase Program”).  As of July 31, 2015, the Company repurchased 122,918 shares of Class A stock, and 77,082 shares had yet to be repurchased under the Stock Repurchase Program.  The Company did not acquire any Class A shares under the Stock Repurchase Program during fiscal year 2015.  The Company acquired 16,091 shares of Class A stock under the Stock Repurchase Program during fiscal year 2014 for a total acquisition cost of approximately $0.2 million.

Noncontrolling Interests

Noncontrolling interests are disclosed as a separate component of consolidated shareholders’ equity on the accompanying consolidated balance sheets.  Earnings and other comprehensive income (loss) are separately attributed to both the controlling and noncontrolling interests.  EPS is calculated based on net income (loss) attributable to the Company’s controlling interests.

Transactions with noncontrolling shareholders for the fiscal years ended July 31, 2015, 2014 and 2013, which were recorded at amounts that approximated fair value, are summarized in the following table.

	Fiscal Years Ended July 31,
	2015	2014		2013

Purchases of noncontrolling interests:
Purchase of 2,800 Gustavson common shares (1)	$199,531	$	---	$	---
Purchase of 344 Walsh common shares (2)	---		5,653		---
Purchase of 3,705 Walsh common shares (3)	---		1,120,749		---
Purchase of 100 Walsh common shares (4)	---		30,250		---
Purchase of 50 Walsh common shares	---		---		18,316
Purchase of 25 Lowham common shares	---		---		8,737
Purchase of 495 Walsh common shares	---		---		243,653
Purchase of 2,800 Gustavson common shares	---		---		293,102
Purchase of 370 Walsh common shares	---		---		182,125
Purchase of 75 Lowham common shares	---		---		30,002
Total purchases of noncontrolling interests (5)	$199,531		$1,156,652		$775,935

(1)	In January 2015, Gustavson Associates, LLC (“Gustavson”), a majority owned indirect subsidiary of EEI, purchased an additional 7.2% of its outstanding common shares from noncontrolling shareholders for $0.3 million. The purchase price was paid as follows: (i) approximately $0.1 million of cash paid on the transaction date; and (ii) approximately $0.2 million payable in 3 annual installments plus interest accrued at 6% per annum. EEI’s indirect ownership of Gustavson increased to 83.6% as a result of this transaction.
(2)	In January 2014, EEI purchased an additional 0.9% of Walsh from noncontrolling shareholders for $0.1 million in cash. Walsh became a wholly-owned subsidiary of EEI as a result of these transactions.
(3)	In October 2013, EEI purchased an additional 9.4% of Walsh for $1.6 million. The purchase price was paid as follows: (i) one third in cash payable on the transaction consummation date; (ii) one third payable with EEI Common Stock on the transaction consummation date; and (iii) one third payable in two annual installments plus interest accrued at 3.25% per annum.
(4)	In October 2013, EEI purchased an additional 0.2% of Walsh for less than $0.1 million in cash.
(5)	Purchases of noncontrolling interests are recorded as reductions of shareholders’ equity on the consolidated statements of shareholders’ equity.

15.	Operating Lease Commitments

The Company rents certain office facilities and equipment under non-cancelable operating leases and certain other facilities for servicing project sites over the term of the related long-term government contracts.  Lease agreements may contain step rent provisions and/or free rent concessions.   Lease payments based on a price index have rent expense recognized on a straight line or substantially equivalent basis, and are included in the calculation of minimum lease payments.  Gross rental expense associated with lease commitments was $3.5 million, $3.9 million and $4.2 million for fiscal years 2015, 2014 and 2013, respectively.

Future minimum rental commitments under these leases as of July 31, 2015 are summarized in the following table.

Fiscal Year Ended July 31,	Amount

2016	$2,670,005
2017	2,156,948
2018	2,125,154
2019	1,725,524
2020	1,170,331
Thereafter	1,848,566

16.	Defined Contribution Plans

Contributions to the EEI Defined Contribution Plan and EEI Supplemental Retirement Plan are discretionary and determined annually by its Board of Directors.  The Walsh Defined Contribution Plan provides for mandatory employer contributions to match 100% of employee contributions up to 4% of each participant’s compensation.  The total expense under the plans was $1.2 million, $1.7 million, and $2.2 million for fiscal years 2015, 2014 and 2013, respectively.

17.	Earnings Per Share

The computation of basic and diluted EPS is included in the following table.

	Fiscal Year Ended July 31,
	2015	2014	2013

Net (loss) income attributable to Ecology and Environment, Inc.	$3,395,643	$(1,382,656)	$(2,130,434)
Dividend declared	2,065,735	2,066,622	2,038,496
Undistributed earnings	$1,329,908	$(3,449,278)	$(4,168,930)

Weighted-average common shares outstanding (basic and diluted)	4,287,775	4,283,984	4,247,821

Distributed earnings per share	$0.48	$0.48	$0.48
Undistributed earnings per share	0.31	(0.80)	(0.98)
Total earnings per share	$0.79	$(0.32)	$(0.50)

18.	Segment Reporting

The Company reports segment information based on the geographic location of its customers (for revenues) and the location of its offices (for long-lived assets). Revenue and long-lived assets by business segment are summarized in the following tables.

	Fiscal Years Ended July 31,
	2015	2014	2013
Revenue by geographic location:
United States	$86,923,379	$82,370,480	$91,451,247
Foreign countries (1)	39,816,342	46,056,396	43,485,644

(1)	Significant foreign revenues included revenues in Peru ($22.8 million, $19.5 million and $11.5 million for fiscal years 2015, 2014 and 2013, respectively), Brazil ($7.8 million, $13.8 million and $15.1 million for fiscal years 2015, 2014 and 2013, respectively) and Chile ($6.5 million, $8.8 million and $10.6 million for fiscal years 2015, 2014 and 2013, respectively).

	Balance at July 31,
	2015	2014	2013
Long-lived assets by geographic location:
United States	$25,294,053	$31,170,634	$29,508,055
Foreign countries	5,257,910	5,386,736	5,183,885

19.	Commitments and Contingencies

Legal Proceedings

From time to time, the Company is a named defendant in legal actions arising out of the normal course of business.  The Company maintains liability insurance against risks arising out of the normal course of business.  The Company is not a party to any pending legal proceeding, the resolution of which would have a material adverse effect on the Company’s results of operations, financial condition or cash flows.  The Company is not a party to any pending legal proceedings other than those arising out of the normal course of business.

On February 4, 2011, the Chico Mendes Institute of Biodiversity Conservation of Brazil (the “Institute”) issued a Notice of Infraction to ecology and environment do brasil Ltda (“E&E Brasil”), a majority-owned subsidiary of EEI.  The Notice of Infraction concerns the taking and collecting species of wild animal specimens without authorization by the competent authority and imposes a fine of 520,000 Reais, which had a value of approximately $0.2 million at July 31, 2015 and 2014.  No claim has been made against EEI.  The Institute has also filed Notices of Infraction against four employees of E&E Brasil alleging the same claims and has imposed fines against those individuals that, in the aggregate, are equal to the fine imposed against E&E Brasil.  E&E Brasil has filed administrative responses with the Institute for itself and its employees that: (a) deny the jurisdiction of the Institute; (b) state that the Notice of Infraction is constitutionally vague; and (c) affirmatively state that E&E Brasil had obtained the necessary permits for the surveys and collections of specimens under applicable Brazilian regulations and that the protected conservation area is not clearly marked to show its boundaries.  To date, E&E Brasil has attended one meeting where depositions were taken; the claim of violations against one of the four employees was dismissed; two of the four employees have fines assessed against them, which are being appealed; and the remaining one employee and E&E Brasil are awaiting agency determinations.  If fines are assessed against the remaining one employee and/or E&E Brasil, appeals will be filed.  Management believes that these administrative proceedings will not have a material adverse impact on the operations of the Company.

Contract Termination Provisions

Certain contracts contain termination provisions under which the customer may, without penalty, terminate the contracts upon written notice to the Company.  In the event of termination, the Company would be paid only termination costs in accordance with the particular contract.  Generally, termination costs include unpaid costs incurred to date, earned fees and any additional costs directly allocable to the termination.  The Company did not experience early termination of any material contracts during fiscal years 2015 or 2014.

20.	Sale of Subsidiary

In August 2010, EEI acquired a 60% ownership interest in a newly formed entity, ECSI, LLC (“ECSI”), a Lexington, Kentucky based engineering and environmental consulting services company.  EEI paid $1.0 million for its ownership interest, and the noncontrolling interests contributed cash, other assets and liabilities for their 40% ownership interest. ECSI recorded $0.1 million of goodwill on the transaction date.  ECSI’s total assets were $1.1 million and $1.6 million at July 31, 2015 and 2014, respectively.

EEI’s share of net (loss) income reported by ECSI was $(0.3) million, $(0.3) million and less than $0.1 million for the fiscal years ended July 31, 2015, 2014 and 2013, respectively.  Projections completed by management during the second quarter of fiscal year 2015 indicated that operating losses were expected to continue into the foreseeable future.  As a result of management’s assessment, EEI determined that $0.1 million of goodwill recorded as a result of the acquisition was impaired.  During fiscal year 2015, the Company recorded a $0.1 million impairment loss in administrative and indirect operating expenses on the accompanying consolidated statements of operations.

In October 2015, EEI sold its 60% interest in ECSI to ECSI’s minority shareholders for $0.3 million.  EEI recognized a loss on valuation of its investment in ECSI of approximately $0.4 million in administrative and indirect operating expenses on the accompanying consolidated statements of operations during the fourth quarter of fiscal year 2015.  The offsetting allowance for loss on valuation of investment in ECSI was recorded in other assets on the accompanying consolidated balance sheets at July 31, 2015.

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

Changes in Internal Control Over Financial Reporting

Effective August 1, 2014 for our U.S. operations and February 1, 2015 for certain of our South American subsidiaries, we implemented new operating and accounting software systems that resulted in a material change in internal controls over financial reporting.  The new software systems provide planning, accounting and management reporting functionality for our operations.  We believe the conversions to new operating systems were necessary to provide an improved operating platform and to reduce manual effort.  Implementation of the new software systems was not in response to any deficiency or material weakness in our internal control over financial reporting.  The new software systems were acquired from leading providers of business software for consulting companies in the U.S. and South America, which also provided consulting services for implementation.  The new software systems were implemented with minimal customization.

For each new software system, the implementation process included extensive involvement by key end users and management, and was comprised of the following key phases:

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

Post-implementation reviews and testing were conducted by management to ensure that internal controls surrounding the implementation process, the integrity of financial data, and the monthly financial close process are properly designed to prevent material financial statement errors.  In addition to normal account reconciliation and validation procedures completed during our monthly close process, we also performed additional substantive procedures and analytical assessments to validate the accuracy of financial information.

Other than the changes related to new software systems, no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal year ended July 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of July 31, 2015 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (1992).  Based upon this assessment, management has concluded that our internal control over financial reporting was effective as of July 31, 2015.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

By:	/s/Gerard A. Gallagher III	By:	/s/H. John Mye III
	Gerard A. Gallagher III		H. John Mye III
	Chief Executive Officer		Chief Financial and Accounting Officer

Item 9B.	Other Information

None to report.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The names, ages and positions of the executive officers and Directors of the Company are included in the following table.

Name	Age	Position

Frank B. Silvestro	78	Chairman of the Board, Executive Vice President and Director
Ronald L. Frank	77	Executive Vice President, Secretary, and Director
Gerard A. Gallagher III	58	President and Chief Executive Officer
Fred J. McKosky	61	Senior Vice President, Chief Operating Officer
H. John Mye III	63	Vice President, Chief Financial and Accounting Officer, and Treasurer
Laurence M. Brickman	71	Senior Vice President
Cheryl A. Karpowicz	64	Senior Vice President
Gerald A. Strobel	75	Director
Gerard A. Gallagher, Jr.	84	Director
Michael C. Gross	55	Director
Michael S. Betrus	62	Director
Michael R. Cellino, M.D.	62	Director

Each Director is elected to hold office until the next annual meeting of shareholders and until his successor is elected and qualified.  Executive officers are elected annually and serve at the discretion of the Board of Directors.  Specific experience, qualifications, attributes and skills for each Director and executive officer follow.

Mr. Frank B. Silvestro is a co-founder of the Company and has served as a Vice President and a Director since its inception in 1970.  In August 1986, he became Executive Vice President.  In August 2013, he was appointed Chairman of the Board of Directors.  He also serves on the Pension Review Committee.  Mr. Silvestro has a B.A. in physics and an M.A. in biophysics.

Mr. Ronald L. Frank is a co-founder of the Company and has served as Secretary, Treasurer, Vice President of Finance and a Director since its inception in 1970.  In August 1986, he became Executive Vice President of Finance.  On January 18, 2008, Mr. Frank resigned his positions as Vice President of Finance and Treasurer of the Company.  Mr. Frank continues in his position as Executive Vice President on a part-time basis.  He also continues to serve as a Director of the Company, and as Chairman of the Pension Review Committee.  Mr. Frank has a B.S. in engineering and a M.S. in biophysics.

Mr. Gerald A. Strobel is a co-founder of the Company and has served as a Vice President and a Director since its inception in 1970.  In August 1986, he became Executive Vice President of Technical Services.  He served as the Company’s Chief Executive Officer (“CEO”) from August 2013 until his retirement in March 2015.  He continues to serve as a Director of the Company.  Mr. Strobel is a registered Professional Engineer in the state of New York, and has a B.S. in civil engineering and a M.S. in sanitary engineering.

Messrs. Silvestro, Frank and Strobel each have over forty years of work experience in managing the Company and knowing its markets and customers, which makes them uniquely qualified to serve as Directors.

Mr. Gerard A. Gallagher III has served as CEO of the Company since March 2015 and as President of the Company since January 2014.  He has been employed by the Company for 34 years, and previously served as Senior Vice President of Environmental Sustainability, Vice President and Regional Manager for the Company’s Southern U.S. operations.  Mr. Gallagher has a B.A. in physical geography.

Mr. Fred J. McKosky has served as the Chief Operating Officer of the Company since January 2014.  He has been employed by the Company for 37 years, and previously served as Senior Vice President and Director of Corporate Operations.  Mr. McKosky has an M.S. in environmental engineering and a B.S. in environmental science, and is a registered Professional Engineer in the state of New York.

Mr. H. John Mye III has served as Chief Financial Officer, a Vice President and Treasurer of the Company since 2008.  Mr. Mye was previously employed in various finance roles, including: Finance Director at Vishay Intertechnology, a high technology company located in Buffalo, N.Y. (2002-2007); Vice President with FAI, Inc., a start-up company located in Buffalo, N.Y. (2000-2002); and Director of Finance for American Precision Industries, a Fortune 500 company located in Buffalo, N.Y. (1993-2000).  During his career, Mr. Mye has gained extensive experience with management of sales, earnings and cash flow reporting, evaluating and consummating mergers and acquisitions, financial planning and analysis, and general finance operations.  Mr. Mye has an MBA and is a registered Professional Engineer in the state of New York.

Mr. Laurence M. Brickman joined the Company in 1971.  He became Vice President in April 1988 and became a Senior Vice President in August, 1994.  Mr. Brickman has a B.S., M.S. and Ph.D. in biology.

Ms. Cheryl A. Karpowicz has been a Senior Vice President of the Company since April 2011 and was named Senior Vice President of Development in January 2014. Ms. Karpowicz has been employed by the Company for 37 years and previously led its energy services area.  She has a B.A. in Interdepartmental Studies and is a Certified Planner and member of the American Institute of Certified Planners.

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

Mr. Michael S. Betrus has been a director of the Company since May 2014, and currently serves as Chairman of the Audit Committee.  From 2005 until his retirement in May 2015, Mr. Betrus served as Senior Vice President and Chief Financial Officer of Power Drives, Inc, a manufacturing and industrial distribution company located in Buffalo, New York.  He previously served as the Company’s Accounting and Contracts Manager from 1994 to 2005.  He has an M.S. in accounting and is a Certified Public Accountant in New York State.  Mr. Betrus has been designated as the Audit Committee financial expert.  With over 35 years of accounting, financial management, contractual oversight and forecasting experience, Mr. Betrus provides valuable financial perspective and insight to the Board of Directors.

Dr. Michael R. Cellino, M.D. has been a Director of the Company since January 2015, and currently serves on the Audit Committee.  Dr. Cellino is a physician with a license to practice medicine from New York State, and is board certified in internal medicine.  Dr. Cellino has been a shareholder and employee of Buffalo Medical Group, PC, located in Buffalo, New York since 1991, where he has served in various governance roles, including Corporation Secretary, Chairman of the Governance Committee, Chairman of the Budget and Audit Committee and a Member of the Finance Committee.  His experience with oversight related to cost management and budgetary forecasting provides valuable financial perspective and insight to the Board of Directors.

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

The Company has a standing Audit Committee established in accordance with section 3 (a)(58)(A) of the Securities Exchange Act of 1934 and the requirements of NASDAQ.  Messrs. Betrus and Gross and Dr. Cellino serve as members of the Audit Committee.  The Board of Directors has designated Mr. Betrus as the financial expert serving on its Audit Committee, as Chairman of the Audit Committee.  Messrs. Betrus and Gross and Dr. Cellino are each independent, as that term is used in Item 407 (a) (as to Messrs. Betrus and Gross and Dr. Cellino) and 407 (d)(5)(i)(B) (as to just Mr. Betrus) of Regulation S-K and Rule 5605 (a)(2) of the NASDAQ listing standards in that none of them is an employee of the Company, nor is there any family relationship of those three individuals to the Company’s other Directors or any Executive Officer of the Company.

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

The Board of Directors has a standing Pension Review Committee, the principal functions of which are to review changes to retirement plans necessitated by law or regulation and to determine whether retirement plans meet the compensation goals for the Company’s employees as established by the Board of Directors.  Messrs. Frank (Chairman), Silvestro and Gross serve on the Pension Review Committee.

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

Based solely on a review of the copies of such forms furnished to the Company and written representations from the Company’s Executive Officers and Directors, the Company believes that during the fiscal year ending July 31, 2015 all Section 16(a) filing requirements applicable to its Executive Officers, Directors and greater than ten percent (10%) beneficial owners were complied with by such persons, with the only exception that Mr. Ronald L. Frank purchased 1,000 shares of Class A Common Stock on March 18, 2015 but did not file his Form 4 concerning that transaction until March 23, 2015, since he was travelling at the time.

Item 11.	Executive Compensation

The Company's Board of Directors, acting as a Compensation Committee of the whole, is responsible for overseeing all of the executive compensation and equity plans and programs to ensure that its officers and senior staff are compensated in a manner that is consistent with its competitively based annual and long term performance goals.

The Board of Directors is responsible for establishing and approving our policies governing the compensation of our executive officers.  The Company provides what it believes is a competitive total compensation package to our executive team through a combination of base salary, cash bonuses, equity plans (for Company officers other than its Executive Vice Presidents) and other broad-based benefit programs.  Our compensation philosophy, policies, and practices with respect to all of the Company’s officers, including the CEO, President, and our two most highly compensated officers as of July 31, 2015, is described below.

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

The following table provides a summary of the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended July 31, 2015 and 2014 of those persons who were at July 31, 2015: (i) the Company’s current Chief Executive Officer and President; (ii) the Company’s previous Chief Executive Officer; and (iii) the two other most highly compensated executive officers employed at July 31, 2015 with annual salary and bonus for the fiscal year ended July 31, 2015 in excess of $100,000.  In this report, the four persons named in the table below are referred to as the "Named Executives."

SUMMARY COMPENSATON TABLE
Name and Principal Position	Fiscal Year	Salary	Bonus (1)	Stock Awards (2)	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation (3)	Total

Gerard A. Gallagher III (4)	2015	$234,961	$100,000	$18,533	---	---	---	$9,702	$363,196
CEO and President	2014	$200,325	---	$15,995	---	---	---	$10,515	$226,835

Gerald A. Strobel (4)	2015	$352,601	$60,000	---	---	---	---	$10,730	$423,331
Former CEO and Executive Vice President and Current Director	2014	$356,950	---	---	---	---	---	$13,429	$370,379

Frank B. Silvestro	2015	$356,601	$100,000	---	---	---	---	$10,466	$467,067
Executive Vice President and Chairman of the Board	2014	$356,950	---	---	---	---	---	$13,165	$370,115

Ronald L. Frank	2015	$213,960	$60,000	---	---	---	---	$8,822	$282,782
Executive Vice President and Director	2014	$214,109	---	---	---	---	---	$13,113	$227,222

(1)	Amounts earned for bonus compensation are determined at the discretion of the Board of Directors.
(2)	As of July 31, 2015, there were no outstanding restricted stock awards issued to Gerard A. Gallagher III pursuant to the Company's Stock Award Plan.
(3)	Represents group term life insurance premiums and contributions made by the Company to its Defined Contribution Plan on behalf of each of the Named Executives.
(4)	The Board of Directors appointed Gerald A. Strobel as the Company’s CEO effective in August 2013. Mr. Strobel retired from his roles as CEO and Executive Vice President effective March 6, 2015. Gerard A. Gallagher III was appointed as the Company’s CEO effective March 7, 2015. Mr. Gallagher was previously appointed as the Company’s President in January 2014.

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

Outstanding Equity Awards

At July 31, 2015, there were no outstanding awards for shares of Class A Common Stock that were granted and remained subject to vesting under the Award Plan.

Director Compensation

Compensation earned by each non-employee director for his services during fiscal year 2015 is summarized in the following table.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation Earnings	Nonqualified Deferred Compensation Earnings	All Other Compensation (1)	Total

Gerard A. Gallagher, Jr.	$36,611	---	---	---	---	$34,755	$71,366
Michael C. Gross	$36,611	---	---	---	---	---	$36,611
Ross M. Cellino (2)	$18,306	---	---	---	---	---	$18,306
Michael R. Cellino, M.D. (2)	$18,305	---	---	---	---	---	$18,305
Michael S. Betrus	$36,611	---	---	---	---	---	$36,611

(1)	Other is compensation paid under a consulting arrangement.
(2)	Mr. Ross M. Cellino resigned as a Director effective January 1, 2015. Dr. Michael R. Cellino was appointed as a Director effective January 1, 2015.

During fiscal year 2015, each non-employee director was compensated with an annual director fee of $36,611, which was paid quarterly.

In July, 2015, the Board of Directors increased annual director compensation to $55,000 for Mr. Betrus and $50,000 for Mr. Gross and Dr. Cellino, effective August 1, 2016, in recognition for roles as Chairman and members of the Audit Committee.  For fiscal year 2016, compensation will be in the form of cash ($36,611 per annum for each) and stock (valued at $18,389 for Mr. Betrus and $13,389 for Mr. Gross and Dr. Cellino).  In September 2015, the Company issued 1,833 shares, 1,350 shares and 1,350 shares of Class A Common Stock to Mr. Betrus, Mr. Gross and Dr. Cellino, respectively.  These shares vested immediately upon issuance, subject to certain restrictions regarding transfer of the shares that will expire no later than August 1, 2016.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The number of outstanding shares of Class A Common Stock and Class B Common Stock of the Company beneficially owned by each person known by the Company to be the beneficial owner of more than 5 percent of the then outstanding shares of Common Stock as of September 30, 2015 are summarized in the following table.

	Class A Common Stock		Class B Common Stock
Name and Address (1)	Nature and Amount of Beneficial Ownership (2) (3)	Percent of Class as Adjusted (3)	Nature and Amount of Beneficial Ownership (2) (3)	Percent Of Class

Frank B. Silvestro*	297,052	9.1%	292,052	22.4%
Ronald L. Frank*	213,045	6.7%	187,234	14.3%
Gerald A. Strobel*	219,604	6.9%	219,604	16.8%
Gerhard J. Neumaier Testamentary Trust U/A Fourth	97,039	3.2%	97,039	7.4%
Kirsten Shelly	115,558	3.7%	115,558	8.9%
Franklin Resources, Inc. (4)	576,000	19.3%	---	---
Edward W. Wedbush (5)	363,673	12.2%	---	---
Mill Road Capital II GP LLC (6)	431,475	14.5%	---	---

*	See Footnotes in the Security Ownership of Management table below.

(1)	The address for the Gerhard J. Neumaier Testamentary Trust U/A Fourth is 248 Mill Road, East Aurora, New York 14052. The address for Kirsten Shelly is 12 Running Brook Drive, Lancaster, New York 14086. The address for Frank B. Silvestro, Ronald L. Frank and Gerald A. Strobel is c/o Ecology and Environment, Inc., 368 Pleasant View Drive, Lancaster, New York 14086, unless otherwise indicated. The address for Edward W. Wedbush is P.O. Box 30014, Los Angeles, CA 90030-0014. The address for Franklin Resources, Inc. is One Franklin Parkway, San Mateo, CA 94403-1906. The address for Mill Road Capital II GP LLC is 382 Greenwich Avenue, Suite One, Greenwich, CT 06830.
(2)	Each named individual or corporation is deemed to be the beneficial owners of securities that may be acquired within 60 days through the exercise of exchange or conversion rights. The shares of Class A Common Stock issuable upon conversion by any such shareholder are not included in calculating the number of shares or percentage of Class A Common Stock beneficially owned by any other shareholder.
(3)	There are 2,981,768 shares of Class A Common Stock issued and outstanding and 1,304,911 shares of Class B Common Stock issued and outstanding as of September 30, 2015. For each named individual, the percentage in the “Class A Common Stock — Percent of Class as Adjusted” column is based upon the total shares of Class A Common Stock outstanding, plus shares of Class B Common Stock that may be converted at any time by that holder to Class A Common Stock on a per person basis. The shares of Class B Common Stock assumed to be converted to Class A Common Stock for any named individual are not included in the calculation of the percentage of Class A Common Stock beneficially owned by any other named individual.
(4)	Includes shares owned by subsidiaries and affiliates of Franklin Resources, Inc. based upon a Schedule 13-G filed on February 7, 2012.
(5)	Includes shares owned by subsidiaries and affiliates of Edward W. Wedbush based upon a Schedule 13-G filed on February 15, 2013.
(6)	Includes shares owned by subsidiaries and affiliates of Mill Road Capital II GP LLC based upon a Schedule 13-G filed on July 23, 2015.

Security Ownership of Management

Beneficial ownership of the Company's Class A Common Stock and Class B Common Stock as of September 30, 2015, by (i) each Director of the Company; and (ii) all Directors and officers of the Company as a group are summarized in the following table.

	Class A Common Stock		Class B Common Stock
Name (1)	Nature and Amount of Beneficial Ownership (2) (3)	Percent of Class as Adjusted (4)	Nature and Amount of Beneficial Ownership (2) (3)	Percent of Class

Frank B. Silvestro (8)	297,052	9.1%	292,052	22.4%
Ronald L. Frank (5)(8)	213,045	6.7%	187,234	14.3%
Gerald A. Strobel (6)(8)	219,604	6.9%	219,604	16.8%
Gerard A. Gallagher, Jr.	59,606	2.0%	59,265	4.5%
Michael C. Gross (7)	25,199	*	23,449	1.8%
Michael R. Cellino, M.D.	3,070	*	---	---
Michael S. Betrus	2,833	*	---	---
Directors and Officers Group (12 individuals)	898,712	23.8%	793,824	48.7%

*	Less than 1.0%

(1)	The address of each of the above shareholders is c/o Ecology and Environment, Inc., 368 Pleasant View Drive, Lancaster, New York 14086.
(2)	Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended, beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the vote) or sole or shared investment power (including the power to dispose or direct the disposition) with respect to a security whether through any contract, arrangement, understanding, relationship or otherwise. Unless otherwise indicated, the shareholders identified in this table have sole voting and investment power of the shares beneficially owned by them.
(3)	Each named person and all Directors and officers as a group are deemed to be the beneficial owners of securities that may be acquired within 60 days through the exercise of exchange or conversion rights. The shares of Class A Common Stock issuable upon conversion by any such shareholder are not included in calculating the number of shares or percentage of Class A Common Stock beneficially owned by any other shareholder.
(4)	There are 2,981,768 shares of Class A Common Stock issued and outstanding and 1,304,911 shares of Class B Common Stock issued and outstanding as of September 30, 2015. For each named individual, the percentage in the “Class A Common Stock — Percent of Class as Adjusted” column is based upon the total shares of Class A Common Stock outstanding, plus shares of Class B Common Stock that may be converted at any time by that holder to Class A Common Stock on a per person basis. The shares of Class B Common Stock assumed to be converted to Class A Common Stock for any named individual are not included in the calculation of the percentage of Class A Common Stock beneficially owned by any other named individual.
(5)	Includes 7,640 shares of Class A Common Stock owned by Mr. Frank's individual retirement account and 6,265 shares of Class A Common Stock owned by Mr. Frank’s 401(k) plan account.
(6)	Includes 704 shares of Class B Common Stock held in equal amounts by Mr. Strobel as custodian for two of his children, as to which he disclaims beneficial ownership. Does not include any shares of Class B Common Stock held by a trust created by one of his children for which Mr. Strobel serves as Trustee.
(7)	Mr. Gross is one of three co-trustees of two inter vivos trusts established by his parents for their benefit that own these shares of Class B Common Stock and is a one-third contingent remainder beneficiary of both trusts’ assets, which include an aggregate total of 70,348 such shares, of which he disclaims beneficial interest in 46,899 of those shares.
(8)	Subject to the terms of the Restrictive Agreement. See "Security Ownership of Certain Beneficial Owners-Restrictive Agreement."

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

Director Gerard A. Gallagher, Jr.'s son Gerard A. Gallagher, III, serves as Chief Executive Officer and President of the Company and received aggregate compensation of $363,196 for his services during fiscal year 2015.  The Company believes that his compensation was commensurate with his peers during fiscal year 2015 and that his relationships during the year were reasonable and in the best interest of the Company.

Directors Michael R. Cellino, Michael C. Gross and Michael S. Betrus are independent, as that term is used in Item 407(a) of Regulation S-K and Rule 5605(a)(2) of the NASDAQ listing standards, as described in their relevant business experiences set forth in Item 10 hereof in that none of them is an employee of the Company, nor is there any family relationship of those three individuals to the Company’s other four Directors or any Executive Officer of the Company.

Item 14.	Principal Accounting Fees and Services

During the fiscal years ended July 31, 2015, 2014 and 2013, Schneider Downs & Co., Inc., an independent registered accounting firm, provided audit and audit related services to the Company.  The Audit Committee meets with the Company’s independent registered accounting firm to approve the annual scope of accounting services to be performed, including all audit, audit-related, and non-audit services, and the related fee estimates.  The Audit Committee also meets with the Company’s independent registered accounting firm on a quarterly basis, following completion of their quarterly reviews and annual audit before our earnings announcements, to review the results of their work.  As appropriate, management and our independent registered accounting firm update the Audit Committee with material changes to any service engagement and related fee estimates as compared to amounts previously approved.  Under its charter, the Audit Committee has the authority and responsibility to review and approve, in advance, any audit and proposed permissible non-audit services to be provided to the Company by its independent registered public accounting firm.  The aggregate fees billed by Schneider Downs & Co. for these services for fiscal years 2015 and 2014 are summarized in the following table.

	Fiscal Year Ended July 31,
	2015	2014

Audit fees	$442,747	$401,647
Audit-related fees	45,045	43,993
Total	$487,792	$445,640

Audit Fees

Audit fees include aggregate fees accrued for the following professional services rendered:

•	audit of the annual financial statements included in this Annual Report;
•	reviews of the financial statements included in the Company's quarterly reports on Form 10-Q; and
•	expenses incurred related to accounting consultation services.

Audit-Related Fees

Audit related fees include aggregate fees accrued for services rendered for audits of the Company’s 401(k) and pension plans, and indirect rate audits.

Item 15.	Exhibits, Financial Statements, Schedules

(a)	1.	Financial Statements
			Page
		Report of Independent Registered Public Accounting Firm	33
		Consolidated Balance Sheets at July 31, 2015 and 2014	34
		Consolidated Statements of Operations for the fiscal years ended July 31, 2015, 2014 and 2013	35
		Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended July 31, 2015, 2014 and 2013	36
		Consolidated Statements of Cash Flows for the Fiscal years ended July 31, 2015, 2014 and 2013	37
		Consolidated Statements of Changes in Shareholders Equity for the fiscal years ended July 31, 2015, 2014 and 2013	38
		Notes to Consolidated Financial Statements	39

	2.	Financial Statement Schedule

		All schedules are omitted because they are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

	3.	Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation (1)
3.2	Certificate of Amendment of Certificate of Incorporation filed on March 23, 1970 (1)
3.3	Certificate of Amendment of Certificate of Incorporation filed on January 19, 1982 (1)
3.4	Certificate of Amendment of Certificate of Incorporation filed on January 29, 1987 (1)
3.5	Certificate of Amendment of Certificate of Incorporation filed on February 10, 1987 (1)
3.6	Restated By-Laws adopted on July 30, 1986 by Board of Directors (1)
3.7	Certificate of Change under Section 805-A of the Business Corporation Law filed August 18, 1988 (2)
3.8	Amendment to the By-Laws dated August 21, 2013 (8)
4.1	Specimen Class A Common Stock Certificate (1)
4.2	Specimen Class B Common Stock Certificates (1)
10.1	Stockholders' Agreement among Gerhard J. Neumaier, Ronald L. Frank, Frank B. Silvestro and Gerald A. Strobel dated May 12, 1970 (1)
10.4	Ecology and Environment, Inc. Defined Contribution Plan Agreement dated July 25, 1980 as amended on April 28, 1981 and July 21, 1983 and restated effective August 1, 1984 (1)
10.5	Summary of Ecology and Environment Discretionary Performance Plan (3)
10.6	1998 Ecology and Environment, Inc. Stock Award Plan and Amendments (2)
10.7	2003 Ecology and Environment, Inc. Stock Award Plan (4)
10.8	2007 Ecology and Environment, Inc. Stock Award Plan (5)
10.9	2011 Ecology and Environment, Inc. Stock Award Plan (7)
10.10	Amendment No. 1 dated January 24, 2011 to the Stockholders’ Agreement among Gerhard J. Neumaier, Ronald L. Frank, Frank B. Silvestro and Gerald A. Strobel dated May 12, 1970 (6)
14.1	Code of Ethics (4)
21.5	Schedule of Subsidiaries as of July 31, 2015 (9)
23.1	Consent of Independent Registered Public Accounting Firm - Schneider Downs & Co., Inc. (9)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (9)
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (9)
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (9)
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (9)

Footnotes

(1)	Filed as exhibits to the Company's Registration Statement on Form S-1, as amended by Amendment Nos. 1 and 2, (Registration No. 33-11543), and incorporated herein by reference.
(2)	Filed as exhibits to the Company's Form 10-K for Fiscal Year Ending July 31, 2002, and incorporated herein by reference.
(3)	Filed as exhibits to the Company's 10-K for the Fiscal Year Ended July 31, 2003, and incorporated herein by reference.

(4)	Filed as exhibits to the Company's 10-K for the Fiscal Year Ending July 31, 2004, and incorporated herein by reference.
(5)	Filed as exhibits to the Company’s 10-K for the Fiscal Year Ending July 31, 2010, and incorporated herein by reference.
(6)	Filed as exhibits to the Company’s 10-K for the Fiscal Year Ending July 31, 2011, and incorporated herein by reference.
(7)	Filed as Appendix A to the Company’s Definitive Proxy Statement (Schedule 14A) dated December 13, 2011, and incorporated herein by reference.
(8)	Filed as an exhibit to Current Report on Form 8-K for August 21, 2013, and incorporated herein by reference.
(9)	Filed herewith.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECOLOGY AND ENVIRONMENT, INC.

Dated: October 29, 2015	/s/ Gerard A. Gallagher III
Gerard A. Gallagher, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Gerard A. Gallagher III
Gerard A. Gallagher III	Chief Executive Officer and President	October 29, 2015

/s/ Frank B. Silvestro
Frank B. Silvestro	Executive Vice President, Chairman of the Board of Directors and Director	October 29, 2015

/s/ Ronald L. Frank
Ronald L. Frank	Executive Vice President, Secretary and Director	October 29, 2015

/s/ H. John Mye III
H. John Mye III	Vice President, Treasurer, Chief Financial Officer and Chief Accounting Officer	October 29, 2015

/s/ Gerald A. Strobel
Gerald A. Strobel	Director	October 29, 2015

/s/ Gerard A. Gallagher, Jr.
Gerard A. Gallagher, Jr.	Director	October 29, 2015

/s/ Michael R. Cellino
Ross M. Cellino	Director	October 29, 2015

/s/ Michael S. Betrus
Michael S. Betrus	Director	October 29, 2015

/s/ Michael C. Gross
Michael C. Gross	Director	October 29, 2015