Form 10-Q
period 2015-10-31
ECOLOGY & ENVIRONMENT INC
filed 2015-12-15
CIK 809933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. -20549

FORM 10-Q

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☑

At November 30, 2015, 2,995,359 shares of Registrant's Class A Common Stock (par value $.01) and 1,295,853 shares of Class B Common Stock (par value $.01) were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Ecology and Environment, Inc.
Condensed Consolidated Balance Sheets
Unaudited

	Balance at
	October 31, 2015	July 31, 2015
Assets

Current assets:
Cash and cash equivalents	$9,396,102	$8,703,347
Investment securities available for sale	1,447,491	1,433,732
Contract receivables, net of allowance for doubtful accounts and contract adjustments of $5,480,561 and $5,537,901, respectively	37,538,284	42,866,156
Deferred income taxes	3,293,883	3,878,401
Income tax receivable	-	297,246
Other current assets	2,658,803	1,330,996

Total current assets	54,334,563	58,509,878

Property, buildings and equipment, net of accumulated depreciation of $22,957,520 and $23,438,269, respectively	6,903,402	7,113,694
Deferred income taxes	388,461	933,890
Other assets	1,755,709	1,931,875

Total assets	$63,382,135	$68,489,337

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$8,101,153	$10,409,656
Lines of credit	285,043	672,272
Accrued payroll costs	6,580,401	8,687,643
Income taxes payable	655,364	-
Current portion of long-term debt and capital lease obligations	286,805	551,148
Billings in excess of revenue	2,728,536	2,618,453
Other accrued liabilities	3,457,705	3,931,284

Total current liabilities	22,095,007	26,870,456

Income taxes payable	107,035	107,035
Deferred income taxes	619,215	631,889
Long-term debt and capital lease obligations	348,726	395,098
Commitments and contingencies (Note 14)	-	-

Shareholders' equity:
Preferred stock, par value $.01 per share (2,000,000 shares authorized; no shares issued)	-	-
Class A common stock, par value $.01 per share (6,000,000 shares authorized; 3,033,071 and 3,023,206 shares issued)	30,331	30,232
Class B common stock, par value $.01 per share; (10,000,000 shares authorized; 1,360,654 and 1,370,519 shares issued)	13,607	13,706
Capital in excess of par value	16,583,681	16,575,286
Retained earnings	23,910,576	23,246,483
Accumulated other comprehensive loss	(2,093,052)	(1,726,339)
Treasury stock, at cost (Class A common: 37,712 and 42,245 shares; Class B common: 64,801 shares)	(1,172,071)	(1,223,899)

Total Ecology and Environment, Inc. shareholders' equity	37,273,072	36,915,469
Noncontrolling interests	2,939,080	3,569,390

Total shareholders' equity	40,212,152	40,484,859

Total liabilities and shareholders' equity	$63,382,135	$68,489,337

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ecology and Environment, Inc.
Condensed Consolidated Statements of Operations
Unaudited

	Three Months Ended
	October 31, 2015	November 1, 2014

Revenue, net	$30,032,098	$33,190,651

Cost of professional services and other direct operating expenses	10,984,110	12,614,550
Subcontract costs	5,595,221	5,678,218
Administrative and indirect operating expenses	7,637,474	9,392,996
Marketing and related costs	2,953,108	3,388,640
Depreciation and amortization	294,948	362,729

Income from operations	2,567,237	1,753,518
Interest income	11,462	23,039
Interest expense	(24,078)	(18,241)
Gain on sale of assets and investment securities	(20)	140,385
Net foreign exchange gain	12,641	65,498
Other expense	52,731	(2,535)

Income before income tax provision	2,619,973	1,961,664
Income tax provision	2,037,266	825,543

Net income	582,707	1,136,121

Net loss (income) attributable to noncontrolling interests	81,386	(288,961)

Net income attributable to Ecology and Environment, Inc.	$664,093	$847,160

Net income per common share: basic and diluted	$0.15	$0.20

Weighted average common shares outstanding: basic and diluted	4,288,404	4,288,371

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ecology and Environment, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
Unaudited

	Three Months Ended
	October 31, 2015	November 1, 2014

Net income including noncontrolling interests	$582,707	$1,136,121
Foreign currency translation adjustments	(514,166)	(553,428)
Unrealized investment gains, net	3,229	5,600

Comprehensive income	71,770	588,293
Comprehensive loss (income) attributable to noncontrolling interests	225,610	(287,280)

Comprehensive income attributable to Ecology and Environment, Inc.	$297,380	$301,013

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ecology and Environment, Inc.
Condensed Consolidated Statements of Cash Flows
Unaudited

	Three Months Ended
	October 31, 2015	November 1, 2014
Cash flows from operating activities:
Net income	$582,707	$1,136,121
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	294,948	362,729
Deferred income tax benefit	978,519	(12,055)
Share based compensation expense	14,756	15,088
Tax impact of share-based compensation	-	(91,849)
Loss (gain) on sale of assets and investment securities	20	(140,385)
Net provision for (recovery of) contract adjustments and doubtful accounts	(360,944)	300,016
Net bad debt (recovery) expense	(28,760)	(31,813)
Decrease (increase) in:
- contract receivables	3,791,494	(3,445,154)
- other current assets	(890,050)	(803,556)
- income tax receivable	297,246	670,021
- other non-current assets	53,038	(167,146)
(Decrease) increase in:
- accounts payable	(967,438)	94,305
- accrued payroll costs	(1,815,531)	1,005,508
- income taxes payable	683,985	47,232
- billings in excess of revenue	199,558	469,175
- other accrued liabilities	24,717	37,553
Net cash provided by (used in) operating activities	2,858,265	(554,210)

Cash flows from investing activities:
Proceeds from sale of subsidiary	150,000	-
Purchase of property, building and equipment	(317,438)	(233,661)
Proceeds from sale of property, building and equipment	58	203,327
Purchase of investment securities	(5,951)	(8,223)
Net cash used in investing activities	(173,331)	(38,557)

Cash flows from financing activities:
Dividends paid	(1,032,665)	(1,033,071)
Repayment of debt and capital lease obligations	(307,939)	(297,319)
Net (repayments of) borrowings under lines of credit	(351,926)	1,530,569
Distributions to noncontrolling interests	(94,236)	-
Net cash (used in) provided by financing activities	(1,786,766)	200,179

Effect of exchange rate changes on cash and cash equivalents	(205,413)	(157,803)

Net increase (decrease) in cash and cash equivalents	692,755	(550,391)
Cash and cash equivalents at beginning of period	8,703,347	6,889,243

Cash and cash equivalents at end of period	$9,396,102	$6,338,852

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$22,398	$16,698
Income taxes	390,355	324,003
Supplemental disclosure of non-cash items:
Sale of Subsidiary (loans)	150,000	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ecology and Environment, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
Unaudited

	Class A Common Stock Shares	Class A Common Stock Amount	Class B Common Stock Shares	Class B Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares	Treasury Stock Amount	Noncontrolling Interest

Balance at July 31, 2014 (audited)	2,685,151	$26,851	1,708,574	$17,087	$17,124,339	$21,916,575	$(182,735)	105,354	$(1,223,899)	$4,113,613

Net income	-	-	-	-	-	3,395,643	-	-	-	804,441
Foreign currency translation adjustment	-	-	-	-	-	-	(1,539,568)	-	-	(612,402)
Cash dividends declared ($0.48 per share)	-	-	-	-	-	(2,065,735)	-	-	-	-
Unrealized investment loss, net	-	-	-	-	-	-	(4,036)	-	-	-
Conversion of Class B common stock to Class A common stock	338,055	3,381	(338,055)	(3,381)	-	-	-	-	-	-
Share-based compensation expense	-	-	-	-	59,189	-	-	-	-	-
Tax impact of share based compensation	-	-	-	-	(91,849)	-	-	-	-	-
Tax impact of noncontrolling interests	-	-	-	-	(428,299)	-	-	-	-	-
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	(536,731)
Purchase of additional noncontrolling interests	-	-	-	-	(88,094)	-	-	-	-	(199,531)
Stock award plan forfeitures	-	-	-	-	-	-	-	1,692	-	-

Balance at July 31, 2015 (audited)	3,023,206	$30,232	1,370,519	$13,706	$16,575,286	$23,246,483	$(1,726,339)	107,046	$(1,223,899)	$3,569,390

Net income	-	-	-	-	-	664,093	-	-	-	(81,386)
Foreign currency translation adjustment	-	-	-	-	-	-	(369,942)	-	-	(144,224)
Unrealized investment gains, net	-	-	-	-	-	-	3,229	-	-	-
Conversion of Class B common stock to Class A common stock	9,865	99	(9,865)	(99)	-	-	-	-	-	-
Issuance of stock under stock award plan	-	-	-	-	(6,361)	-	-	(4,533)	51,828	-
Share-based compensation expense	-	-	-	-	14,756	-	-	-	-	-
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	(94,236)
Sale of majority-owned subsidiary	-	-	-	-	-	-	-	-	-	(310,464)

Balance at October 31, 2015(unaudited)	3,033,071	$30,331	1,360,654	$13,607	$16,583,681	$23,910,576	$(2,093,052)	102,513	$(1,172,071)	$2,939,080

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ecology and Environment, Inc.
Notes to Condensed Consolidated Financial Statements

1.	Organization and Basis of Presentation

Ecology and Environment, Inc., (“EEI” or the “Parent Company”) was incorporated in 1970 as a global broad-based environmental consulting firm whose underlying philosophy is to provide professional services worldwide so that sustainable economic and human development may proceed with acceptable impact on the environment.  Together with its subsidiaries (collectively, the “Company”), EEI has direct and indirect ownership in 18 wholly owned and majority owned operating subsidiaries in 11 countries.  The Company’s staff is comprised of individuals representing more than 80 scientific, engineering, health, and social disciplines working together in multidisciplinary teams to provide innovative environmental solutions.  The Company has completed thousands of projects for a wide variety of clients in more than 120 countries, providing environmental solutions in nearly every ecosystem on the planet.

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of such information.  All such adjustments are of a normal recurring nature.  Certain prior year amounts were reclassified to conform to the condensed consolidated financial statement presentation for the three months ended October 31, 2015.

Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), including a description of significant accounting policies, have been condensed or omitted pursuant to SEC rules and regulations.  Therefore, these financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2015 filed with the Securities and Exchange Commission (the “2015 Annual Report”).  The accounting policies followed by the Company for preparation of the consolidated financial statements included in the 2015 Annual Report were also followed for this interim report.  The condensed consolidated results of operations for the three months ended October 31, 2015 are not necessarily indicative of the results for any subsequent period or the entire fiscal year ending July 31, 2015.

2.	Recent Accounting Pronouncements

Accounting Pronouncements Not Yet Adopted as of October 31, 2015

In September 2015, the Financial Accounting standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-16, Business Combinations (Topic 805) – Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”).  ASU 2015-16 requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  In addition, the amendments in ASU 2015-16 require an acquirer to record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  The amendments in ASU 2015-16 also require an entity to present separately on the face of the income statement, or disclose in the notes to the financial statements, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized at the acquisition date.  The amendments in ASU 2015-16 are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, and are to be applied prospectively to adjustments to provisional amounts that occur after the effective date.  Earlier application is permitted for financial statements that have not yet been made available for issuance.  The Company intends to adopt the provisions of ASU 2015-16 effective August 1, 2016.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2014, FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40) (“ASU 2014-15”).  ASU 2014-15 requires an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable).  ASU 2014-15 provides guidance for management’s evaluation, including guidance regarding when substantial doubt about an entity’s ability to continue as a going concern exists, and when such doubt may be alleviated by management’s plans that are intended to mitigate those relevant conditions or events.  ASU 2014-15 also provides guidance regarding appropriate financial statement disclosures regarding conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern, management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations, and management’s plans that are intended to mitigate those conditions or events.  The provisions of ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.  Earlier application is permitted.  The Company intends to adopt ASU 2014-15 effective August 1, 2016.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2015, FASB issued ASU No. 2015-17, Income Taxes (Topic 740) – Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”).  ASU 2015-17 requires entities to classify deferred tax liabilities and assets as noncurrent in a classified balance sheet.  This differs from current U.S. GAAP which requires that deferred income tax liabilities and assets be separated into current and noncurrent amounts in a classified balance sheet.  The amendments in ASU 2015-17 are effective for financial statement issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Earlier application is permitted as of the beginning of an interim or annual reporting period.  ASU 2015-17 may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.  Management is currently assessing the provisions of ASU 2015-17 and has not yet determined the date that the new guidance will be adopted by the Company, or whether the guidance will be adopted prospectively or retrospectively.

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

3.    Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  The Company invests cash in excess of operating requirements in income-producing short-term investments.  Money market funds of less than $0.3 million and $0.1 million were included in cash and cash equivalents in the accompanying condensed consolidated balance sheets at October 31, 2015 and July 31, 2015, respectively.

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

The availability of observable market data is monitored to assess the appropriate classification of financial instruments within the fair value hierarchy.  Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another.  In such instances, the transfer is reported at the beginning of the reporting period.  The Company evaluated the significance of transfers between levels based upon the nature of the financial instrument.  There were no transfers in or out of levels 1, 2 or 3, respectively during the three months ended October 31, 2015 or the fiscal year ended July 31, 2015.

The fair value of the Company’s assets and liabilities that are measured at fair value on a recurring basis is summarized by level within the fair value hierarchy in the following table.

	Balance at October 31, 2015
	Level 1	Level 2		Level 3		Total
Assets:
Investment securities available for sale	$1,447,491	$	---	$	---	$1,447,491

	Balance at July 31, 2015
	Level 1	Level 2		Level 3		Total
Assets:
Investment securities available for sale	$1,433,732	$	---	$	---	$1,433,732

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

Reclassification adjustments out of accumulated other comprehensive income from investment securities available for sale are included within other income (expense) on the accompanying condensed consolidated statements of operations.  The Company did not record any sales of investment securities during the three months ended October 31, 2015 or the three months ended November 1, 2014.

The carrying amount of cash and cash equivalents approximated fair value at October 31, 2015 and July 31, 2015.  These assets were classified as level 1 instruments at both dates.  Long-term debt consists of bank loans and capitalized equipment leases.  Lines of credit consist of borrowings for working capital requirements.  Based on the Company's assessment of the current financial market and corresponding risks associated with the debt and line of credit borrowings, management believes that the carrying amount of these liabilities approximated fair value at October 31, 2015 and July 31, 2015.  These liabilities were classified as level 2 instruments at both dates.  There were no financial instruments classified as level 3 at October 31, 2015 or July 31, 2015.

Investment securities available for sale are stated at fair value.  Unrealized gains or losses related to investment securities available for sale are recorded in accumulated other comprehensive income, net of applicable income taxes in the accompanying condensed consolidated balance sheets and condensed consolidated statements of changes in shareholders' equity.  The cost basis of securities sold is based on the specific identification method.  The Company had unrealized gains of less than $0.1 million recorded in accumulated other comprehensive income for the three month periods ended October 31, 2015 and November 1, 2014.

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

Revenues represent services rendered by employees for which the Company maintains a primary contractual relationship with its customers, as well as certain services that the Company has elected to subcontract to other contractors.

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

Substantially all of the Company's cost-type work is with federal governmental agencies and, as such, is subject to audits after contract completion.  Under these cost-type contracts, provisions for adjustments to accrued revenue are recognized on a quarterly basis and based on past audit settlement history.  Government audits have been completed and final rates have been negotiated through fiscal year 2009.  The Company records an allowance for project disallowances in other accrued liabilities for potential disallowances resulting from government audits (refer to Note 9 of these consolidated financial statements).  Allowances for project disallowances are recorded when the amounts are estimable.  Resolution of these amounts is dependent upon the results of government audits and other formal contract close-out procedures.

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

Contract Receivables, Net

Contract receivables, net are summarized in the following table.

	Balance at
	October 31, 2015	July 31, 2015
Contract Receivables:
Billed	$21,186,191	$22,915,726
Unbilled	21,832,654	25,488,331
	43,018,845	48,404,057
Allowance for doubtful accounts and contract adjustments	(5,480,561)	(5,537,901)
Total contract receivables, net	$37,538,284	$42,866,156

Billed contract receivables included contractual retainage balances of $0.6 million and $0.5 million at October 31, 2015 and July 31, 2015, respectively.  Management anticipates that the unbilled receivables outstanding at October 31, 2015 will be substantially billed and collected within one year.

Contract Receivable Concentrations

Significant concentrations of contract receivables and the allowance for doubtful accounts and contract adjustments are summarized in the following table.

	Balance at October 31, 2015		Balance at July 31, 2015
Region	Contract Receivables	Allowance for Doubtful Accounts and Contract Adjustments	Contract Receivables	Allowance for Doubtful Accounts and Contract Adjustments

United States, Canada and South America	$37,875,933	$579,108	$43,212,684	$626,210
Middle East and Africa	5,033,912	4,894,453	5,066,789	4,894,453
Asia	109,000	7,000	124,584	17,238
Totals	$43,018,845	$5,480,561	$48,404,057	$5,537,901

Combined contract receivables related to projects in the Middle East, Africa and Asia represented 12% and 11% of total contract receivables at October 31, 2015 and July 31, 2015, respectively, while the combined allowance for doubtful accounts and contract adjustments related to these projects represented 89% of the total allowance for doubtful accounts and contract adjustments at those same period end dates.  These allowance percentages highlight the Company’s experience of heightened operating risks (i.e., political, regulatory and cultural risks) within these foreign regions in comparison with similar risks in the United States, Canada and South America, which result in increased collection risks and the risk of the Company expending resources that it may not recover for several months, or at all.

In recent months, the Company’s Brazilian operations have been adversely affected by an economic downturn and weakening of the Brazilian Real in relation to the U.S. dollar.  The total scope and duration of the downturn and the ultimate impact that it will have on the Company’s Brazilian operations are uncertain.  Management is monitoring any adverse trends or events that may impact the realizability or recorded net book value of contract receivables from customers in Brazil, which totaled $1.9 million at October 31, 2015.  As of October 31, 2015, management anticipates that contract receivables from customers in Brazil will be substantially collected within one year.

Allowance for Doubtful Accounts and Contract Adjustments

Activity within the allowance for doubtful accounts and contract adjustments is summarized in the following table.

	Three Months Ended
	October 31, 2015	November 1, 2014

Balance at beginning of period	$5,537,901	$6,126,854
Net increase (decrease) due to adjustments in the allowance for:
Contract adjustments (1)	(28,580)	300,016
Doubtful accounts (2)	(28,760)	(31,813)
Balance at end of period	$5,480,561	$6,395,057

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

6.	Lines of Credit

Unsecured lines of credit are summarized in the following table.

	Balance at
	October 31, 2015	July 31, 2015

Outstanding cash draws, recorded as lines of credit on the accompanying condensed consolidated balance sheets	$285,043	$672,272
Outstanding letters of credit to support operations	1,356,441	1,144,031
Total amounts used under lines of credit	1,641,484	1,816,303
Remaining amounts available under lines of credit	34,667,516	30,992,697
Total approved unsecured lines of credit	$36,309,000	$32,809,000

Contractual interest rates for lines of credit ranged from 2.50% to 15.60% at October 31, 2015.  The Company’s lenders have reaffirmed the lines of credit within the past twelve months.

7.	Debt and Capital Lease Obligations

Debt and capital lease obligations are summarized in the following table.

	Balance at
	October 31, 2015	July 31, 2015

Various bank loans and advances (interest rates ranging from 3.25% to 12.00% at October 31, 2015)	$364,852	$635,598
Capital lease obligations (interest rates ranging from 7.36% to 14.00% at October 31, 2015)	270,679	310,648
	635,531	946,246
Current portion of long-term debt and capital lease obligations	(286,805)	(551,148)
Long-term debt and capital lease obligations	$348,726	$395,098

The aggregate maturities of long-term debt and capital lease obligations as of October 31, 2015 are summarized in the following table.

November 2015 – October 2016	$286,805
November 2016 – October 2017	204,020
November 2017 – October 2018	119,749
November 2018 – October 2019	10,695
November 2019 – October 2020	10,695
Thereafter	3,567
Total	$635,531

8.	Income Taxes

The estimated effective tax rate increased to 77.8% for the three months ended October 31, 2015 from 42.1% for the three months ended November 1, 2014.

The Company recorded deferred tax assets of $0.9 million at October 31, 2015 related to its Brazilian operations.  Based on available evidence, including recent cumulative operating losses, management determined during the three months ended October 31, 2015 that it is more likely than not that these deferred tax assets will not be realized.  As a result, the Company recorded a valuation allowance of $0.9 million as a reduction of deferred tax assets on the condensed consolidated balance sheets and an addition to income tax expense on the condensed consolidated statements of operations.

9.	Other Accrued Liabilities

Other accrued liabilities are summarized in the following table.

	Balance at
	October 31, 2015	July 31, 2015

Allowance for project disallowances	$1,818,854	$2,242,813
Other	1,638,851	1,688,471
Total other accrued liabilities	$3,457,705	$3,931,284

The allowance for project disallowances represents potential disallowances of amounts billed and collected resulting from contract close-outs and government audits.  Allowances for project disallowances are recorded when the amounts are estimable, and may be revised during subsequent reporting periods when estimates of settlement amounts become more certain.  Activity within the allowance for project disallowances is summarized in the following table.

	Three Months Ended
	October 31, 2015	November 1, 2014

Balance at beginning of period	$2,242,813	$2,393,351
Reduction of settlement estimate recorded in prior periods	(423,959)	---
Balance at end of period	$1,818,854	$2,393,351

10.	Stock Award Plan

EEI adopted the 1998 Stock Award Plan effective March 16, 1998.  This plan, together with supplemental plans that were adopted during fiscal years 2004, 2008 and 2012, is referred to as the “Award Plan”.  The Award Plan permits grants of the award for a period of five (5) years from the date of adoption by the Board of Directors.  The Award Plan is not a qualified plan under Section 401(a) of the Internal Revenue Code.

The Company awarded 16,387 Class A shares valued at $0.2 million in October 2013, which have a three year vesting period and will be fully vested in August 2016.  The Company recorded non-cash compensation expense of less than $0.1 million during the three months ended October 31, 2015 and November 1, 2014 in connection with outstanding stock compensation awards.  Total unearned compensation costs related to outstanding stock awards were less than $0.1 million at October 31, 2015.  The "pool" of excess tax benefits accumulated in Capital in Excess of Par Value was $0 at October 31, 2015 and $0.1 million at July 31, 2015.

In September 2015, the Company issued 4,533 Class A shares valued at less than $0.1 million to three directors as additional compensation for their roles as Chairman and members of the Company’s Audit Committee.  These stock awards vested immediately upon issuance, subject to certain restrictions regarding transfer of the shares that will expire no later than August 1, 2016.

11.	Shareholders' Equity

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

Cash Dividends

The Company did not declare any cash or non-cash dividends during the three months ended October 31, 2015 or November 1, 2014.  The Company paid dividends of $1.0 million in August 2015 and 2014 that were declared and accrued in prior periods.

Stock Repurchase Program

In August 2010, the Company’s Board of Directors approved a program for repurchase of 200,000 shares of Class A common stock (the “Stock Repurchase Program”).  As of October 31, 2015, the Company repurchased 122,918 shares of Class A stock, and 77,082 shares had yet to be repurchased under the Stock Repurchase Program.  The Company did not acquire any Class A shares under the Stock Repurchase Program during the three months ended October 31, 2015 or November 1, 2014.

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

The Company considers acquiring additional interests in majority owned subsidiaries when noncontrolling shareholders express their intent to sell their interests.  Acquisitions of noncontrolling interests are settled and recorded at amounts that approximate fair value.  Purchases of noncontrolling interests are recorded as reductions of shareholders’ equity on the condensed consolidated statements of shareholders’ equity.

12.	Earnings Per Share

Basic and diluted EPS is computed by dividing the net (loss) income attributable to Ecology and Environment, Inc. common shareholders by the weighted average number of common shares outstanding for the period.  After consideration of all the rights and privileges of the Class A and Class B stockholders summarized in Note 11, in particular the right of the holders of the Class B common stock to elect no less than 75% of the Board of Directors making it highly unlikely that the Company will pay a dividend on Class A common stock in excess of Class B common stock, the Company allocates undistributed earnings between the classes on a one-to-one basis when computing earnings per share.  As a result, basic and fully diluted earnings per Class A and Class B share are equal amounts.

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

The computation of earnings per share is included in the following table.

	Three Months Ended
	October 31, 2015		November 1, 2014

Net income attributable to Ecology and Environment, Inc.		$664,093		$847,160
Dividends declared		---		---
Balance at end of period		$664,093		$847,160

Weighted-average common shares outstanding (basic and diluted)		4,288,404		4,288,371

Distributed earnings per share	$	---	$	---
Undistributed earnings per share		0.15		0.20
Total earnings per share		$0.15		$0.20

13.	Segment Reporting

The Company reports segment information based on the geographic location of its customers (for revenues) and the location of its offices (for long-lived assets). Revenue and long-lived assets by business segment are summarized in the following tables.

	Three Months Ended
	October 31, 2015	November 1, 2014
Revenue, net by geographic location:
United States	$23,407,543	$21,558,855
Foreign countries (1)	6,624,555	11,631,796

(1)
Significant foreign revenues included revenues in Peru ($3.0 million and $6.6 million for the three months ended October 31, 2015 and November 1, 2014, respectively), Brazil ($1.1 million and $2.7 million for the three months ended October 31, 2015 and November 1, 2014, respectively) and Chile ($1.8 million and $1.5 million for the three months ended October 31, 2015 and November 1, 2014, respectively).

	Balance at
	October 31, 2015	July 31, 2015
Long-Lived Assets by geographic location:
United States	$25,559,744	$25,294,053
Foreign countries	4,301,178	5,257,910

14.	Commitments and Contingencies

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

On February 4, 2011, the Chico Mendes Institute of Biodiversity Conservation of Brazil (the “Institute”) issued a Notice of Infraction to ecology and environment do brasil Ltda (“E&E Brasil”), a majority-owned subsidiary of EEI.  The Notice of Infraction concerns the taking and collecting species of wild animal specimens without authorization by the competent authority and imposes a fine of 520,000 Reais, which had a value of approximately $0.2 million at October 31, 2015 and July 31, 2015.  No claim has been made against EEI.  The Institute has also filed Notices of Infraction against four employees of E&E Brasil alleging the same claims and has imposed fines against those individuals that, in the aggregate, are equal to the fine imposed against E&E Brasil.  E&E Brasil has filed administrative responses with the Institute for itself and its employees that: (a) deny the jurisdiction of the Institute; (b) state that the Notice of Infraction is constitutionally vague; and (c) affirmatively state that E&E Brasil had obtained the necessary permits for the surveys and collections of specimens under applicable Brazilian regulations and that the protected conservation area is not clearly marked to show its boundaries.  To date, E&E Brasil has attended one meeting where depositions were taken; the claim of violations against one of the four employees was dismissed; two of the four employees have fines assessed against them, which are being appealed; and the remaining one employee and E&E Brasil are awaiting agency determinations.  If fines are assessed against the remaining one employee and/or E&E Brasil, appeals will be filed.  Management believes that these administrative proceedings will not have a material adverse impact on the operations of the Company.

Contract Termination Provisions

Certain contracts contain termination provisions under which the customer may, without penalty, terminate the contracts upon written notice to the Company.  In the event of termination, the Company would be paid only termination costs in accordance with the particular contract.  Termination costs generally include unpaid costs incurred to date, earned fees and any additional costs directly allocable to the termination.  The Company did not experience early termination of any material contracts during the three months ended October 31, 2015 or November 1, 2014.

15.	Sale of Subsidiary

In October 2015, EEI sold its interest in ECSI, LLC (“ECSI”), a majority-owned subsidiary based in Lexington, Kentucky, to ECSI’s minority shareholders for $0.3 million.  EEI recognized a loss on valuation of its investment in ECSI of approximately $0.4 million in administrative and indirect operating expenses on the consolidated statements of operations during the fourth quarter of fiscal year 2015.  The offsetting allowance for loss on valuation of investment in ECSI was recorded in other assets on the consolidated balance sheet at July 31, 2015.

ECSI’s total assets were $1.1 million and $1.6 million at July 31, 2015 and 2014, respectively.  EEI’s share of net income (loss) reported by ECSI was less than $0.1 million and $(0.3) million for the three months ended October 31, 2015 and the fiscal year ended July 31, 2015, respectively.  Effective with consummation of the sale in October 2015, ECSI and its owners are no longer related parties to the Company or any of its consolidated subsidiaries.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report on Form 10-Q (the “Form 10-Q”) to “EEI” refer to Ecology and Environment, Inc., a New York corporation.  References to “the Company,” “we,” “us,” “our,” or similar terms refer to EEI together with its consolidated subsidiaries.

Executive Overview

Earnings per share decreased to $0.15 for the quarter ended October 31, 2015, the first quarter of our fiscal year 2016, from $0.20 reported for the first quarter of the prior year.  During the current quarter, the Company recorded a valuation allowance of $0.9 million as a reduction of deferred tax assets and an addition to income tax expense related to its Brazilian operations.  This valuation allowance reduced our earnings per share by $0.18 during the current quarter.

Income before income tax provision was $2.6 million for the first quarter of 2016, which represented a $0.6 million (34%) increase from income of $2.0 million reported for the same period in the prior fiscal year.  Higher Department of Defense, government and energy sector revenue in the U.S. and reduced staff levels and operating costs in the Company’s South American operations were partially offset by lower mining and energy sector revenues in South America.

Contract adjustments recorded as adjustments to revenues resulted in a $0.4 million addition to revenues during the first quarter of fiscal year 2016, as compared with a $0.3 reduction of revenue during the same quarter last year.

Earnings in South America continued to be adversely affected by an economic downturn in Brazil and global economic trends affecting mining and energy project activity elsewhere in South America.  Brazilian operations were particularly affected during the first quarter of 2016, with significantly lower revenues and the tax charge noted above related to impairment of tax assets.

Refer to “Results of Operations” below for further explanation of the Company’s operating results.

Liquidity and Capital Resources

Cash and cash equivalents increased $0.7 million during the first quarter of 2016.  Excluding payment of $1.0 million of dividends to shareholders, which were approved on a discretionary basis by the Company’s Board of Directors, cash generated from operations exceeded cash required to fund investing and financing activities by $1.6 million during the quarter.

We maintain $36.3 million of unsecured lines of credit available for working capital and letters of credit as of October 31, 2015, at contractual interest rates ranging from 2.50% to 15.60%.  Total amounts used under lines of credit were $1.6 million and $1.8 million at October 31, 2015 and July 31, 2015, respectively.  Our lenders have reaffirmed the lines of credit within the past twelve months.

We believe that available cash balances, anticipated cash flows and our available lines of credit will be sufficient to cover working capital and operating requirements of our U.S. operations during the next twelve months and the foreseeable future.

Historically, our foreign subsidiaries have generated adequate cash flow to fund their operations.  In recent months, our Brazilian subsidiary has been adversely affected by an economic downturn and weakening of the Brazilian Real in relation to the U.S. dollar.  The total scope and duration of the downturn and the ultimate impact that it will have on our Brazilian operations are uncertain.  In the event that our Brazilian subsidiary is unable to generate adequate cash flow to fund its operations, additional funding from EEI, other subsidiaries or lending institutions will be considered.

We intend to reinvest net cash generated from undistributed foreign earnings into operations and business expansion opportunities outside the U.S.  Excess cash accumulated by any foreign subsidiary, beyond that necessary to fund operations or business expansion, may be repatriated to the U.S. at the discretion of the Board of Directors of the respective entities.  We would be required to accrue and pay taxes on any amounts repatriated to the U.S. from foreign subsidiaries.  There were no dividends repatriated from foreign subsidiaries to the U.S. during the three months ended October 31, 2015 or November 1, 2014.

Contract Receivable Concentration Risk

Significant concentrations of contract receivables and the allowance for doubtful accounts and contract adjustments are summarized in the following table.

	Balance at October 31, 2015		Balance at July 31, 2015
Region	Contract Receivables	Allowance for Doubtful Accounts and Contract Adjustments	Contract Receivables	Allowance for Doubtful Accounts and Contract Adjustments

United States, Canada and South America	$37,875,933	$579,108	$43,212,684	$626,210
Middle East and Africa	5,033,912	4,894,453	5,066,789	4,894,453
Asia	109,000	7,000	124,584	17,238
Totals	$43,018,845	$5,480,561	$48,404,057	$5,537,901

Combined contract receivables related to projects in the Middle East, Africa and Asia represented 12% and 11% of total contract receivables at October 31, 2015 and July 31, 2015, respectively, while the combined allowance for doubtful accounts and contract adjustments related to these projects represented 89% of the total allowance for doubtful accounts and contract adjustments at those same period end dates.  These allowance percentages highlight the Company’s experience of heightened operating risks (i.e., political, regulatory and cultural risks) within these foreign regions in comparison with similar risks in the United States, Canada and South America, which result in increased collection risks and the Company expending resources that it may not recover for several months, or at all.

In recent months, the Company’s Brazilian operations have been adversely affected by an economic downturn and weakening of the Brazilian Real in relation to the U.S. dollar.  The total scope and duration of the downturn and the ultimate impact that it will have on our Brazilian operations are uncertain.  Management is monitoring any adverse trends or events that may impact the realizability or recorded net book value of contract receivables from customers in Brazil, which totaled $1.9 million at October 31, 2015.  As of October 31, 2015, management anticipates that contract receivables from customers in Brazil will be substantially collected within one year.
Sale of Subsidiary

In October 2015, EEI sold its 60% interest in ECSI, LLC (“ECSI”) to ECSI’s minority shareholders for $0.3 million.  EEI recognized a loss on its investment in ECSI of approximately $0.4 million in administrative and indirect operating expenses during the fourth quarter of fiscal year 2015.  ECSI contributed less than $1.0 million of revenues to consolidated revenues, net and contributed less than $0.1 million to consolidated net income attributable to Ecology and Environment, Inc., for the three months ended October 31, 2015 and November 1, 2014.

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

Substantially all of our revenue is derived from environmental consulting work.  The consulting revenue is principally derived from the sale of labor hours.  The consulting work is performed under a mix of fixed price, cost-type, and time and material contracts.  Contracts are required from all customers.  Revenue is recognized as follows:

Contract Type	Work Type	Revenue Recognition Policy

Time and materials	Consulting	As incurred at contract rates.
Fixed price	Consulting	Percentage of completion, approximating the ratio of either total costs or Level of Effort (LOE) hours incurred to date to total estimated costs or LOE hours.
Cost-plus	Consulting	Costs as incurred. Fixed fee portion is recognized using percentage of completion determined by the percentage of LOE hours incurred to total LOE hours in the respective contracts.

Revenue, net associated with these contract types are summarized in the following table.

	Three Months Ended
	October 31, 2015	November 1, 2014
Time and materials	$15,612,830	$16,509,164
Fixed price	11,288,105	14,366,806
Cost-plus	3,131,163	2,314,681
Total revenue by contract type	$30,032,098	$33,190,651

Revenue, net and revenue less subcontract costs, by business entity, are summarized in the following table.

	Three Months Ended
	October 31, 2015	November 1, 2014

Gross revenue by entity:
EEI and its wholly owned subsidiaries (excluding Walsh)	$21,271,866	$19,338,599
Walsh and its subsidiaries	4,775,898	9,215,842
EEI’s majority-owned subsidiaries:
Ecology & Environment do Brasil, Ltda (“E&E Brasil”)	1,068,573	2,696,553
Gestion Ambiental Consultores S.A. (“GAC”)	1,844,969	1,501,652
ECSI	708,410	738,021
Total gross revenue	29,669,716	33,490,667
Net contract adjustments recorded as additions to (reductions from) revenue	362,382	(300,016
Revenue, net per condensed consolidated statements of operations	$30,032,098	$33,190,651

Gross revenue less subcontract costs, by entity:
EEI and its wholly owned subsidiaries (excluding Walsh)	$17,307,387	$15,878,477
Walsh and its subsidiaries	3,655,123	7,463,348
EEI’s majority-owned subsidiaries:
E&E Brasil	917,794	2,474,169
GAC	1,656,987	1,268,044
ECSI	537,204	728,411
Total	$24,074,495	$28,812,449

Consolidated revenue decreased $4.2 million (15%) for the quarter ended October 31, 2015, as compared with the first quarter of the prior year, due to the net impact of the following entity activity:

●	EEI and wholly-owned subsidiary revenue increased $1.4 million (9%), due mainly to higher Department of Defense, government and energy sales volumes in the U.S.
●	Consolidated Walsh revenue decreased $3.8 million (51%), due primarily to lower energy sector sales volume from its South American operations.
●
E&E Brasil revenue decreased $1.6 million (63%), due mainly to lower sales volume in the energy transmission sector.  As previously noted, general deterioration in economic conditions have had a significant negative impact on our Brazilian operations.

●	GAC revenue increased $0.4 million (31%), due to increased transmission and renewable energy sector project volumes.
●	ECSI revenue decreased $0.2 million (26%), due to lower mining sector volumes. As previously noted, the Company sold its investment in ECSI, effective in October 2015.

Contract Adjustments

Net contract adjustments are summarized by region in the following table.

	Three Months Ended
Region	October 31, 2015	November 1, 2014

United States, Canada and South America	$362,382	$(6,349)
Middle East and Africa	---	(293,667)
Asia	---	---
Totals	$362,382	$(300,016)

United States, Canada and South America

Contract adjustments related to projects in the United States, Canada and South America typically result from:
●	cost overruns from current or recently completed projects, recorded as reduction from revenue on the consolidated statements of operations;
●	recoveries of cost overruns recorded as contract adjustments in prior reporting periods, recorded as additions to revenue on the consolidated statements of operations;
●	estimated contract settlements recorded as reductions from revenue on the consolidated statements of operations; or
●	adjustments to contract settlements recorded in prior reporting periods, recorded as additions to or reductions from revenue on the consolidated statements of operations.

During the three months ended October 31, 2015, net contract adjustments recorded as additions to revenue mainly resulted from reduction of a contract disallowance estimate recorded in prior years.  The allowance for project disallowances, reported in other accrued liabilities on the consolidated balance sheets, represents estimated disallowances of amounts billed and collected resulting from contract close-outs and government audits.  Allowances for project disallowances are recorded when the amounts are estimable, and may be revised during subsequent reporting periods when estimates of settlement amounts become more certain.  Refer to Note 9 of the condensed consolidated financial statements included in Item 1 of this Form 10-Q for additional disclosures regarding the allowance for project disallowances.

Middle East and Africa

Contract adjustments related to projects in the Middle East, Africa and Asia typically result from difficulties encountered while attempting to settle claims and issues that may be several years old.

Net contract adjustments recorded for projects in the Middle East and Africa during the three months ended November 1, 2014 resulted from increased reserves related to a specific project in the Middle East.  Due to ongoing difficulties with settlement and close-out of the project, management decided to increase the related reserve to 81% of the $4.9 million contract receivable balance at November 1, 2014.  The reserve was subsequently increased to 100% of the related receivable balance by July 31, 2015.  Management continues to maintain open dialogue with this client, and to seek assistance through all possible official channels, in order to ensure a favorable settlement of this contract receivable balance.

Direct Operating Expenses

The cost of professional services and other direct operating expenses on the consolidated statements of operations represents labor and other direct costs of providing services to our clients under our project agreements.  We refer to these expenses as “direct operating expenses.”  These costs, and fluctuations in these costs, generally correlate directly with related project work volumes and revenues.  Direct operating expenses, by business entity, are summarized in the following table.

	Three Months Ended
	October 31, 2015	November 1, 2014

EEI and its wholly owned subsidiaries (excluding Walsh)	$7,496,823	$6,917,665
Walsh and its subsidiaries	1,580,849	3,043,932
EEI’s majority-owned subsidiaries:
E&E Brasil	672,844	1,436,770
GAC	954,437	906,634
ECSI	279,157	309,549
Total cost of professional services and other direct operating expenses	$10,984,110	$12,614,550

The cost of professional services and other direct operating expenses decreased $2.1 million (16%) during the three months ended October 31, 2015, as compared with the same period in the prior fiscal year.  Lower project-related sales volumes and related costs in the Company’s Peruvian and Brazilian operations were partially offset by higher project service levels and related costs in the U.S. and in Chile.

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

	Three Months Ended
	October 31, 2015	November 1, 2014

EEI and its wholly owned subsidiaries (excluding Walsh)	$7,823,580	$7,821,476
Walsh and its subsidiaries	1,677,974	2,941,598
EEI’s majority-owned subsidiaries:
E&E Brasil	603,754	1,234,765
GAC	231,929	303,599
ECSI	253,345	480,198
Total indirect operating expenses	$10,590,582	$12,781,636

Indirect operating expenses decreased $2.2 million (17%) during the three months ended October 31, 2015, as compared to the same period last year.  During fiscal years 2013, 2014 and 2015, management critically reviewed indirect staffing levels and key administrative processes at EEI and all of its significant domestic and foreign subsidiaries, resulting in improved operating efficiency and cost reductions.  During the three months ended October 31, 2015, the Company recorded significantly lower indirect operating expenses resulting from cost reduction initiatives in its South American operations, in response to reduced operating revenues.  Management continues to review operating costs and processes for all of its consolidated operations, particularly those within its South American subsidiaries.

Income Taxes

The estimated effective tax rate increased to 77.8% for the three months ended October 31, 2015 from 42.1% for the three months ended November 1, 2014.

The Company recorded deferred tax assets of $0.9 million at October 31, 2015 related to its Brazilian operations.  Based on available evidence, including recent cumulative operating losses, management determined during the three months ended October 31, 2015 that it is more likely than not that these deferred tax assets will not be realized.  As a result, the Company recorded a valuation allowance of $0.9 million as a reduction of deferred tax assets on the condensed consolidated balance sheets and an addition to income tax expense on the condensed consolidated statements of operations.

Critical Accounting Policies and Use of Estimates

The Company's condensed consolidated financial statements presented in Item 1 of this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts and contract adjustments, income taxes, impairment of long-lived assets and contingencies.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2015 for a description of our critical accounting policies.

Inflation

Inflation did not have a material impact on our business during the three months ended October 31, 2015 and November 1, 2014 because a significant amount of our contracts are either cost based or contain commercial rates for services that are adjusted annually.

Off-Balance Sheet Arrangements

We had outstanding letters of credit, drawn under our lines of credit to support operations, of $1.4 million and $1.1 million at October 31, 2015 and July 31, 2015, respectively.  Other than these letters of credit, we did not have any off-balance sheet arrangements as of October 31, 2015 or July 31, 2015.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Revenues from international operations represented 22% and 35% of total revenues for the three months ended October 31, 2015 and November 1, 2014, respectively.  International operations are subject to a number of risks, including but not limited to:

●	greater counterparty risk, leading to longer collection cycles and potentially uncollectible accounts;
●	currency fluctuations;
●	logistical and communication challenges;
●	exposure to liability and sanctions under the Foreign Corrupt Practices Act;
●	exposure to liability and sanctions under laws and regulations established by foreign jurisdictions in which we conduct business;
●	lack of developed legal systems to enforce our contractual rights;
●	unstable or deteriorating economic and/or political conditions in foreign markets;
●	civil disturbance, unrest or violence;
●	difficulties in staffing international operations with appropriately credentialed and trained personnel; and
●	financial trends and events that may impair the value of assets recorded by foreign subsidiaries.

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

Internal Controls

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended October 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company is a named defendant in legal actions arising out of the normal course of business.  The Company is not a party to any pending legal proceeding, the resolution of which the management believes will have a material adverse effect on the Company’s results of operations, financial condition or cash flows, or to any other pending legal proceedings other than ordinary, routine litigation incidental to its business.  The Company maintains liability insurance against risks arising out of the normal course of business.  The Company’s legal proceedings are disclosed in Note 14 of the condensed consolidated financial statements, included in Part I, Item 1 of this Form 10-Q.

Item 2.	Changes in Securities and Use of Proceeds

(e)  Purchased Equity Securities.  In August 2010, the Company’s Board of Directors approved a 200,000 share repurchase program.  The following table summarizes the Company’s purchases of its common stock during the three months ended October 31, 2015 under this share repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Share Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

August 2015	---	---	---	77,082
September 2015	---	---	---	77,082
October 2015	---	---	---	77,082

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a)	31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Registrant filed a Current Report on Form 8-K on November 11, 2015 to announce the dismissal of Schneider Downs & Co., Inc. as its independent registered public accounting firm, and the engagement of Ernst & Young LLP as its newly appointed independent registered public accounting firm, effective November 6, 2015.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ecology and Environment, Inc.

Date: December 15, 2015	By:	/s/ H. John Mye III
H. John Mye III
Chief Financial Officer and Treasurer Principal Financial and Accounting Officer