Form 10-Q
period 2016-01-30
ECOLOGY & ENVIRONMENT INC
filed 2016-03-15
CIK 809933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 30, 2016

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

At February 29, 2016, 2,995,359 shares of Registrant's Class A Common Stock (par value $.01) and 1,295,853 shares of Registrant’s Class B Common Stock (par value $.01) were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Ecology and Environment, Inc.
Condensed Consolidated Balance Sheets
Unaudited

	Balance at
	January 30, 2016	July 31, 2015
Assets

Current assets:
Cash and cash equivalents	$10,300,916	$8,703,347
Investment securities available for sale	1,472,067	1,433,732
Contract receivables, net of allowance for doubtful accounts and contract adjustments of $6,119,050 and $5,954,261, respectively	34,091,451	42,866,156
Income tax receivable	415,572	297,246
Other current assets	2,698,599	1,330,996

Total current assets	48,978,605	54,631,477

Property, buildings and equipment, net of accumulated depreciation of $23,088,002 and $23,438,269, respectively	6,674,202	7,113,694
Deferred income taxes	3,675,342	4,812,291
Other assets	1,787,084	1,931,875

Total assets	$61,115,233	$68,489,337

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$7,269,227	$10,409,656
Lines of credit	729,425	672,272
Accrued payroll costs	7,410,998	8,687,643
Current portion of long-term debt and capital lease obligations	219,637	551,148
Billings in excess of revenue	3,109,408	2,618,453
Other accrued liabilities	3,304,503	3,931,284

Total current liabilities	22,043,198	26,870,456

Income taxes payable	107,035	107,035
Deferred income taxes	596,637	631,889
Long-term debt and capital lease obligations	239,338	395,098
Commitments and contingencies (Note 14)	-	-

Shareholders' equity:
Preferred stock, par value $.01 per share (2,000,000 shares authorized; no shares issued)	-	-
Class A common stock, par value $.01 per share (6,000,000 shares authorized; 3,033,071 and 3,023,206 shares issued)	30,331	30,232
Class B common stock, par value $.01 per share; (10,000,000 shares authorized; 1,360,654 and 1,370,519 shares issued)	13,607	13,706
Capital in excess of par value	16,607,583	16,575,286
Retained earnings	22,395,501	23,246,483
Accumulated other comprehensive loss	(2,447,046)	(1,726,339)
Treasury stock, at cost (Class A common: 37,712 and 42,245 shares; Class B common: 64,801 shares)	(1,172,071)	(1,223,899)

Total Ecology and Environment, Inc. shareholders' equity	35,427,905	36,915,469
Noncontrolling interests	2,701,120	3,569,390

Total shareholders' equity	38,129,025	40,484,859

Total liabilities and shareholders' equity	$61,115,233	$68,489,337

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ecology and Environment, Inc.
Condensed Consolidated Statements of Operations
Unaudited

	Three Months Ended		Six Months Ended
	January 30, 2016	January 31, 2015	January 30, 2016	January 31, 2015

Revenue, net	$24,642,739	$28,220,642	$54,704,741	$61,420,176

Cost of professional services and other direct operating expenses	9,396,974	11,041,409	20,381,084	23,655,959
Subcontract costs	4,729,650	5,197,256	10,324,871	10,875,474
Administrative and indirect operating expenses	7,933,385	8,708,535	15,600,763	18,110,414
Marketing and related costs	2,753,073	2,814,593	5,706,181	6,203,233
Depreciation and amortization	287,144	401,633	582,092	764,362

(Loss) income from operations	(457,487)	57,216	2,109,750	1,810,734
Interest income	22,078	11,567	33,540	34,606
Interest expense	(30,702)	(36,631)	(54,780)	(54,872)
Gain on sale of assets and investment securities	2,754	11,700	2,734	152,085
Net foreign exchange gain	99,191	61,548	111,832	127,046
Other income	3,343	80,143	56,074	77,608

(Loss) income before income tax provision	(360,823)	185,543	2,259,150	2,147,207
Income tax provision	246,994	113,462	2,284,260	939,005

Net (loss) income	(607,817)	72,081	(25,110)	1,208,202

Net loss (income) attributable to noncontrolling interests	126,495	(224,412)	207,881	(513,373)

Net (loss) income attributable to Ecology and Environment, Inc.	$(481,322)	$(152,331)	$182,771	$694,829

Net (loss) income per common share: basic and diluted	$(0.11)	$(0.04)	$0.04	$0.16

Weighted average common shares outstanding: basic and diluted	4,291,212	4,288,371	4,289,800	4,288,371

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ecology and Environment, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
Unaudited

	Three Months Ended		Six Months Ended
	January 30, 2016	January 31, 2015	January 30, 2016	January 31, 2015

Net (loss) income including noncontrolling interests	$(607,817)	$72,081	$(25,110)	$1,208,202
Foreign currency translation adjustments	(433,467)	(636,207)	(947,633)	(1,189,635)
Unrealized investment gains, net	9,975	7,451	13,204	13,051

Comprehensive (loss) income	(1,031,309)	(556,675)	(959,539)	31,618
Comprehensive loss (income) attributable to noncontrolling interests	195,993	94,819	421,603	(192,461)

Comprehensive loss attributable to Ecology and Environment, Inc.	$(835,316)	$(461,856)	$(537,936)	$(160,843)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ecology and Environment, Inc.
Condensed Consolidated Statements of Cash Flows
Unaudited

	Six Months Ended
	January 30, 2016	January 31, 2015
Cash flows from operating activities:
Net income	$(25,110)	$1,208,202
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of goodwill	-	103,547
Depreciation and amortization	582,092	764,362
Deferred income tax benefit	943,608	(495,829)
Share based compensation expense	29,512	29,515
Tax impact of share-based compensation	-	(91,849)
Loss (gain) on sale of assets and investment securities	(2,734)	(152,085)
Net provision for (recovery of) contract adjustments and doubtful accounts	(481,944)	80,866
Net bad debt (recovery) expense	314,369	(392,017)
Decrease (increase) in:
- contract receivables	6,444,524	898,797
- other current assets	(974,724)	(479,827)
- income tax receivable	(118,326)	432,672
- other non-current assets	17,167	(173,291)
(Decrease) increase in:
- accounts payable	(2,764,563)	(1,545,951)
- accrued payroll costs	(860,761)	1,013,289
- income taxes payable	42,369	81,054
- billings in excess of revenue	606,998	343,820
- other accrued liabilities	(100,481)	83,435
Net cash provided by operating activities	3,651,996	1,708,710

Cash flows from investing activities:
Acquisition of noncontrolling interest of subsidiaries	-	(50,000)
Proceeds from sale of subsidiary	150,000	-
Purchase of property, building and equipment	(410,469)	(451,346)
Proceeds from sale of property, building and equipment	3,058	215,027
Purchase of investment securities	(13,901)	(16,781)
Net cash used in investing activities	(271,312)	(303,100)

Cash flows from financing activities:
Dividends paid	(1,032,665)	(1,033,071)
Repayment of debt and capital lease obligations	(485,869)	(381,268)
Net (repayments of) borrowings under lines of credit	131,737	(247,609)
Distributions to noncontrolling interests	(136,203)	(513,318)
Net cash used in financing activities	(1,523,000)	(2,175,266)

Effect of exchange rate changes on cash and cash equivalents	(260,115)	(242,503)

Net increase (decrease) in cash and cash equivalents	1,597,569	(1,012,159)
Cash and cash equivalents at beginning of period	8,703,347	6,889,243

Cash and cash equivalents at end of period	$10,300,916	$5,877,084

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$51,336	$50,206
Income taxes	1,686,591	629,805
Supplemental disclosure of non-cash items:
Dividends declared and not paid	1,033,753	1,033,071
Acquistion of noncontrolling interest of subsidiaries (loans and stock)	-	233,220
Sale of Subsidiary (loans)	150,000	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ecology and Environment, Inc.
Condensed Consolidated Statements of Changes in Shareholders' Equity

	Class A Common Stock Shares	Class A Common Stock Amount	Class B Common Stock Shares	Class B Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares	Treasury Stock Amount	Noncontrolling Interest

Balance at July 31, 2014 (audited)	2,685,151	$26,851	1,708,574	$17,087	$17,124,339	$21,916,575	$(182,735)	105,354	$(1,223,899)	$4,113,613

Net income	-	-	-	-	-	3,395,643	-	-	-	804,441
Foreign currency translation adjustment	-	-	-	-	-	-	(1,539,568)	-	-	(612,402)
Cash dividends declared ($0.48 per share)	-	-	-	-	-	(2,065,735)	-	-	-	-
Unrealized investment loss, net	-	-	-	-	-	-	(4,036)	-	-	-
Conversion of Class B common stock to Class A common stock	338,055	3,381	(338,055)	(3,381)	-	-	-	-	-	-
Share-based compensation expense	-	-	-	-	59,189	-	-	-	-	-
Tax impact of share based compensation	-	-	-	-	(91,849)	-	-	-	-	-
Tax impact of noncontrolling interests	-	-	-	-	(428,299)	-	-	-	-	-
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	(536,731)
Purchase of additional noncontrolling interests	-	-	-	-	(88,094)	-	-	-	-	(199,531)
Stock award plan forfeitures	-	-	-	-	-	-	-	1,692	-	-

Balance at July 31, 2015 (audited)	3,023,206	$30,232	1,370,519	$13,706	$16,575,286	$23,246,483	$(1,726,339)	107,046	$(1,223,899)	$3,569,390

Net income	-	-	-	-	-	182,771	-	-	-	(207,881)
Foreign currency translation adjustment	-	-	-	-	-	-	(733,911)	-	-	(213,722)
Cash dividends declared ($0.24 per share)	-	-	-	-	-	(1,033,753)	-	-	-	-
Unrealized investment gains, net	-	-	-	-	-	-	13,204	-	-	-
Conversion of Class B common stock to Class A common stock	9,865	99	(9,865)	(99)	-	-	-	-	-	-
Issuance of stock under stock award plan	-	-	-	-	(6,361)	-	-	(4,533)	51,828	-
Share-based compensation expense	-	-	-	-	38,658	-	-	-	-	-
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	(136,203)
Sale of majority-owned subsidiary	-	-	-	-	-	-	-	-	-	(310,464)

Balance at January 30, 2016 (unaudited)	3,033,071	$30,331	1,360,654	$13,607	$16,607,583	$22,395,501	$(2,447,046)	102,513	$(1,172,071)	$2,701,120

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ecology and Environment, Inc.
Notes to Condensed Consolidated Financial Statements

1.	Organization and Basis of Presentation

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

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of such information.  All such adjustments are of a normal recurring nature.  Certain prior year amounts were reclassified to conform to the condensed consolidated financial statement presentation for the three and six months ended January 30, 2016.

Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), including a description of significant accounting policies, have been condensed or omitted pursuant to SEC rules and regulations.  Therefore, these financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2015 filed with the Securities and Exchange Commission (the “2015 Annual Report”).  The accounting policies followed by the Company for preparation of the consolidated financial statements included in the 2015 Annual Report were also followed for this interim report.  The condensed consolidated results of operations for the three and six months ended January 30, 2016 are not necessarily indicative of the results for any subsequent period or the entire fiscal year ending July 31, 2016.

2.	Recent Accounting Pronouncements

Accounting Pronouncements Adopted During the Fiscal Year Ending July 31, 2016

In November 2015, FASB issued ASU No. 2015-17, Income Taxes (Topic 740) – Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”).  ASU 2015-17 requires entities to classify deferred tax liabilities and assets as noncurrent in a classified balance sheet.  This differs from current U.S. GAAP which requires that deferred income tax liabilities and assets be separated into current and noncurrent amounts in a classified balance sheet.  The amendments in ASU 2015-17 are effective for financial statement issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Earlier application is permitted as of the beginning of an interim or annual reporting period.  ASU 2015-17 may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.  The Company adopted the provisions of ASU 2015-17 effective November 1, 2015, and elected to adopt the guidance retrospectively.  Refer to Note 8 of these condensed consolidated financial statements for additional disclosures regarding this accounting change.

Accounting Pronouncements Not Yet Adopted as of January 30, 2016

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

In January 2016, FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”).  The amendments included in this update make targeted improvements to U.S. GAAP. Entities are required to apply the amendments included in ASU 2016-01 by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption.  The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption.  For public entities, the amendments included in ASU 2016-01 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The Company intends to adopt the provisions of ASU 2016-01 effective August 1, 2018.  Management is currently assessing the provisions of ASU 2016-01 and has not yet estimated its impact on the Company’s consolidated financial statements.

In March 2016, FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”).  ASU 2016-02 requires lessees to recognize the assets and liabilities that arise from most leases.  The main difference between previous U.S. GAAP and ASU 2016-02 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP.  For lessors, the guidance included in ASU 2016-02 modifies the classification criteria and the accounting for sales-type and direct financing leases.  ASU 2016-02 provides specific guidance for determining whether a contractual arrangement contains a lease, lease classification by lessees and lessors, initial and subsequent measurement of leases by lessees and lessors, sale and leaseback transactions, transition, and financial statement disclosures.  ASU 2016-02 requires entities to use a modified retrospective approach to apply its guidance, and includes a number of optional practical expedients that entities may elect to apply.  For public entities, the amendments included in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The Company intends to adopt the provisions of ASU 2016-02 effective August 1, 2019.  Early adoption of the amendments included in ASU 2016-02 is permitted.  Management is currently assessing the provisions of ASU 2016-02 and has not yet estimated its impact on the Company’s consolidated financial statements.

3.	Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  The Company invests cash in excess of operating requirements in income-producing short-term investments.  Money market funds of $0.2 million and less than $0.1 million were included in cash and cash equivalents in the accompanying condensed consolidated balance sheets at January 30, 2016 and July 31, 2015, respectively.

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

The availability of observable market data is monitored to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. The Company evaluates the significance of transfers between levels based upon the nature of the financial instrument. There were no transfers in or out of levels 1, 2 or 3, respectively during the three or six months ended January 30, 2016 or the fiscal year ended July 31, 2015.

The fair value of the Company’s assets and liabilities that are measured at fair value on a recurring basis is summarized by level within the fair value hierarchy in the following table.

	Balance at January 30, 2016
	Level 1	Level 2		Level 3		Total
Assets:
Investment securities available for sale	$1,472,067	$	---	$	---	$1,472,067

	Balance at July 31, 2015
	Level 1	Level 2		Level 3		Total
Assets:
Investment securities available for sale	$1,433,732	$	---	$	---	$1,433,732

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

Reclassification adjustments out of accumulated other comprehensive income resulting from disposition of investment securities available for sale are included within other income (expense) in the condensed consolidated statements of operations.  The Company did not record any sales of investment securities during the three or six months ended January 30, 2016.

The carrying amount of cash and cash equivalents approximated fair value at January 30, 2016 and July 31, 2014.  These assets were classified as level 1 instruments at both dates.  Long-term debt consists of bank loans and capitalized equipment leases.  Lines of credit consist of borrowings for working capital requirements.  Based on the Company's assessment of the current financial market and corresponding risks associated with the debt and line of credit borrowings, management believes that the carrying amount of these liabilities approximated fair value at January 30, 2016 and July 31, 2015.  These liabilities were classified as level 2 instruments at both dates.  There were no financial instruments classified as level 3 at January 30, 2016 or July 31, 2015.

Investment securities available for sale are stated at fair value.  Unrealized gains or losses related to investment securities available for sale are recorded in accumulated other comprehensive income, net of applicable income taxes in the accompanying condensed consolidated balance sheets and condensed consolidated statements of changes in shareholders' equity.  The cost basis of securities sold is based on the specific identification method.  The Company had gross unrealized gains of less than $0.1 million recorded in accumulated other comprehensive income at January 30, 2016 and July 31, 2015.

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

Contract Receivables, Net

Contract receivables, net are summarized in the following table.

	Balance at
	January 30, 2016	July 31, 2015
Contract Receivables:
Billed	$19,999,254	$22,915,726
Unbilled	20,211,247	25,904,691
	40,210,501	48,820,417
Allowance for doubtful accounts and contract adjustments	(6,119,050)	(5,954,261)
Total contract receivables, net	$34,091,451	$42,866,156

Billed contract receivables included contractual retainage balances of $0.7 million and $0.5 million at January 30, 2016 and July 31, 2015, respectively.  Management anticipates that the unbilled receivables outstanding at January 30, 2016 will be substantially billed and collected within one year.

Contract Receivable Concentrations

Significant concentrations of contract receivables and the allowance for doubtful accounts and contract adjustments are summarized in the following table.

	Balance at January 30, 2016		Balance at July 31, 2015
Region	Contract Receivables	Allowance for Doubtful Accounts and Contract Adjustments	Contract Receivables	Allowance for Doubtful Accounts and Contract Adjustments

United States, Canada and South America	$35,168,109	$1,217,597	$43,629,044	$1,042,570
Middle East and Africa	5,026,392	4,894,453	5,066,789	4,894,453
Asia	16,000	7,000	124,584	17,238
Totals	$40,210,501	$6,119,050	$48,820,417	$5,954,261

Combined contract receivables related to projects in the Middle East, Africa and Asia represented 13% and 11% of total contract receivables at January 30, 2016 and July 31, 2015, respectively, while the combined allowance for doubtful accounts and contract adjustments related to these projects represented 80% and 82% of the total allowance for doubtful accounts and contract adjustments at those same period end dates.  These allowance percentages highlight the Company’s experience of heightened operating risks (i.e., political, regulatory and cultural risks) within these foreign regions in comparison with similar risks in the United States, Canada and South America, which result in increased collection risks and the risk of the Company expending resources that it may not recover for several months, or at all.

In recent months, the Company’s Brazilian operations have been adversely affected by an economic downturn and weakening of the Brazilian Real in relation to the U.S. dollar.  The total scope and duration of the downturn and the ultimate impact that it will have on the Company’s Brazilian operations are uncertain.  Management is monitoring any adverse trends or events that may impact the realizability of the recorded net book value of contract receivables from customers in Brazil.  The Company recorded $0.3 million and $0.1 million of additional allowance for doubtful accounts during the three months ended January 30, 2016 and January 31, 2015, respectively, and $0.3 million and $0.1 million of additional allowance for doubtful accounts during the six months ended January 30, 2016 and January 31, 2015, respectively.

Allowance for Doubtful Accounts and Contract Adjustments

Activity within the allowance for doubtful accounts and contract adjustments is summarized in the following table.

	Three Months Ended		Six Months Ended
	January 30, 2016	January 31, 2015	January 30, 2016	January 31, 2015
Balance at beginning of period	$5,919,145	$6,777,679	$5,954,261	$6,507,869
Net increase (decrease) due to adjustments in the allowance for:
Contract adjustments (1)	(121,000)	(56,337)	(149,580)	243,679
Doubtful accounts (2)	320,905	(361,811)	314,369	(392,017)
Balance at end of period	$6,119,050	$6,359,531	$6,119,050	$6,359,531

(1)	Increases (decreases) to the allowance for contract adjustments on the condensed consolidated balance sheets are recorded as (decreases) increases to revenue, net on the condensed consolidated statements of operations.
(2)	Increases (decreases) to the allowance for doubtful accounts on the condensed consolidated balance sheets are recorded as increases (decreases) to administrative and other indirect operating expenses on the condensed consolidated statements of operations.

6.	Lines of Credit

Unsecured lines of credit are summarized in the following table.

	Balance at
	January 30, 2016	July 31, 2015

Outstanding cash draws, recorded as lines of credit on the accompanying condensed consolidated balance sheets	$729,425	$672,272
Outstanding letters of credit to support operations	1,347,138	1,144,031
Total amounts used under lines of credit	2,076,563	1,816,303
Remaining amounts available under lines of credit	33,555,874	30,992,697
Total approved unsecured lines of credit	$35,632,437	$32,809,000

Contractual interest rates for lines of credit ranged from 2.50% to 15.60% at January 30, 2016.  The Company’s lenders have reaffirmed the lines of credit within the past twelve months.

7.	Debt and Capital Lease Obligations

Debt and capital lease obligations are summarized in the following table.

	Balance at
	January 30, 2016	July 31, 2015

Various bank loans and advances (interest rates ranging from 6.00% to 12.00% at January 30, 2016)	$211,007	$635,598
Capital lease obligations (interest rates ranging from 7.36% to 14.00% at January 30, 2016)	247,968	310,648
	458,975	946,246
Current portion of long-term debt and capital lease obligations	(219,637)	(551,148)
Long-term debt and capital lease obligations	$239,338	$395,098

The aggregate maturities of long-term debt and capital lease obligations as of January 30, 2016 are summarized in the following table.

February 2016 – January 2017	$219,637
February 2017 – January 2018	195,387
February 2018 – January 2019	23,534
February 2019 – January 2020	10,209
February 2020 – January 2021	10,208
Total	$458,975

8.	Income Taxes

The estimated effective tax rate increased to 101.1% for the six months ended January 30, 2016 from 43.7% for the six months ended January 31, 2015. The increase in the effective tax rate is primarily due to the deferred tax asset valuation allowance recorded during the three months ended October 31, 2015, as described below, and losses incurred by certain foreign subsidiaries for which no tax benefit is recognized.

The Company had deferred tax assets of $0.9 million at October 31, 2015 related to its Brazilian operations.  Based on available evidence, including recent cumulative operating losses, management determined that it is more likely than not that these deferred tax assets will not be realized.  As a result, during the three months ended October 31, 2015, the Company recorded a valuation allowance of $0.9 million as a reduction of deferred tax assets on the condensed consolidated balance sheets and an addition to income tax expense on the condensed consolidated statements of operations.

The Company adopted the provisions of ASU 2015-17 (refer to Note 2 of these condensed consolidated financial statements) effective November 1, 2015, and has elected to adopt the guidance retrospectively.  As a result, deferred income tax assets of $2.7 million, which would have been reported as current assets prior to this accounting change, were included in non-current deferred income tax assets on the condensed consolidated balance sheets as of January 30, 2016.  Deferred income tax assets of $3.9 million that were classified as current assets at July 31, 2015 were reclassified and included in non-current deferred income tax assets.

9.	Other Accrued Liabilities

Other accrued liabilities are summarized in the following table.

	Balance at
	January 30, 2016	July 31, 2015
Allowance for project disallowances	$1,818,854	$2,242,813
Other	1,485,649	1,688,471
Total other accrued liabilities	$3,304,503	$3,931,284

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

	Three Months Ended		Six Months Ended
	January 30, 2016	January 31, 2015	January 30, 2016	January 31, 2015

Balance at beginning of period	$1,818,854	$2,393,351	$2,242,813	$2,393,351
Reduction of settlement estimate recorded in prior periods	---	(150,538)	(423,959)	(150,538)
Balance at end of period	$1,818,854	$2,242,813	$1,818,854	$2,242,813

10.	Stock Award Plan

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

In October 2013, the Company awarded 16,387 Class A shares valued at $0.2 million from the Award Plan, which have a three year vesting period and will be fully vested in August 2016.  The Company recorded non-cash compensation expense of less than $0.1 million during the six months ended January 30, 2016 and January 31, 2015 in connection with outstanding stock compensation awards.  Total unearned compensation costs related to outstanding stock awards were less than $0.1 million at January 30, 2016.  The "pool" of excess tax benefits accumulated in Capital in Excess of Par Value was $0 at January 30, 2016 and $0.1 million at July 31, 2015.

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

Cash Dividends

The Company declared and accrued $1.0 million of cash dividends during the six months ended January 30, 2016 and January 31, 2015, which were paid in February 2016 and 2015, respectively.  The Company paid dividends of $1.0 million in August 2015 and 2014 that were declared and accrued in prior periods.

Stock Repurchase

In August 2010, the Company’s Board of Directors approved a program for repurchase of 200,000 shares of Class A common stock.  As of January 30, 2016, the Company repurchased 122,918 shares of Class A stock, and 77,082 shares had yet to be repurchased under this program.  The Company did not acquire any Class A shares under this program during the six months ended January 30, 2016 or January 31, 2015.

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

The Company considers acquiring additional interests in majority owned subsidiaries when noncontrolling shareholders express their intent to sell their interests.  Acquisitions of noncontrolling interests are settled and recorded at amounts that approximate fair value.  Purchases of noncontrolling interests are recorded as reductions of shareholders’ equity on the condensed consolidated statements of shareholders’ equity.  The Company did not acquire additional interest in any of its majority owned subsidiaries during the six months ended January 30, 2016.

In January 2015, Gustavson Associates, LLC (“Gustavson”), a majority owned indirect subsidiary of EEI, purchased an additional 7.2% of its outstanding common shares from noncontrolling shareholders for $0.3 million.  The purchase price was paid as follows: (i) $0.1 million in cash paid on the transaction date; and (ii) $0.2 million payable in three annual installments plus interest accrued at 6% per annum.  EEI’s indirect ownership of Gustavson increased to 83.6% as a result of this transaction.

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

The computation of earnings per share is included in the following table.

	Three Months Ended		Six Months Ended
	January 30, 2016	January 31, 2015	January 30, 2016	January 31, 2015

Net (loss) income attributable to Ecology and Environment, Inc.	$(481,322)	$(152,331)	$182,771	$694,829
Dividends declared	(1,033,753)	(1,033,071)	(1,033,753)	(1,033,071)
Balance at end of period	$(1,515,075)	$(1,185,402)	$(850,982)	$(338,242)

Weighted-average common shares outstanding (basic and diluted)	4,291,212	4,288,371	4,289,800	4,288,371

Distributed earnings per share	$0.24	$0.24	$0.24	$0.24
Undistributed earnings per share	(0.35)	(0.28)	(0.20)	(0.08)
Total (loss) income per common share	$(0.11)	$(0.04)	$0.04	$0.16

13.	Segment Reporting

The Company reports segment information based on the geographic location of its customers (for revenues) and the location of its offices (for long-lived assets).  Revenue and long-lived assets by business segment are summarized in the following tables.

	Three Months Ended		Six Months Ended
	January 30, 2016	January 31, 2015	January 30, 2016	January 31, 2015
Revenue, net by geographic location:
United States	$18,227,230	$17,566,091	$41,634,773	$39,418,613
Foreign countries (1)	6,415,509	10,654,551	13,069,968	22,001,563

(1)	Significant foreign revenues included revenues in Peru ($2.9 million and $5.7 million for the three months ended January 30, 2016 and January 31, 2015, respectively, and $5.9 million and $12.3 million for the six months ended January 30, 2016 and January 31, 2015, respectively), Brazil ($0.9 million and $2.5 million for the three months ended January 30, 2016 and January 31, 2015, respectively, and $2.0 million and $5.2 million for the six months ended January 30, 2016 and January 31, 2015, respectively) and Chile ($2.0 million and $1.7 million for the three months ended January 30, 2016 and January 31, 2015, respectively, and $3.9 million and $3.2 million for the six months ended January 30, 2016 and January 31, 2015, respectively).

	Balance at
	January 30, 2016	July 31, 2015
Long-Lived Assets by geographic location:
United States	$5,695,404	$5,439,294
Foreign countries	978,798	1,674,400

14.	Commitments and Contingencies

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

On February 4, 2011, the Chico Mendes Institute of Biodiversity Conservation of Brazil (the “Institute”) issued a Notice of Infraction to ecology and environment do brasil Ltda (“E&E Brasil”), a majority-owned subsidiary of EEI.  The Notice of Infraction concerns the taking and collecting species of wild animal specimens without authorization by the competent authority and imposes a fine of 520,000 Reais, which had a value of approximately $0.1 million at January 30, 2016 and July 31, 2015.  No claim has been made against EEI.  The Institute has also filed Notices of Infraction against four employees of E&E Brasil alleging the same claims and has imposed fines against those individuals that, in the aggregate, are equal to the fine imposed against E&E Brasil. As of January 30, 2016, the Company recorded a total reserve of approximately $0.3 million in other accrued liabilities related to these claims.

E&E Brasil has filed administrative responses with the Institute for itself and its employees that: (a) deny the jurisdiction of the Institute; (b) state that the Notice of Infraction is constitutionally vague; and (c) affirmatively state that E&E Brasil had obtained the necessary permits for the surveys and collections of specimens under applicable Brazilian regulations and that the protected conservation area is not clearly marked to show its boundaries.  To date, E&E Brasil has attended one meeting where depositions were taken, the claim of violations against one of the four employees was dismissed, the remaining three employees have fines assessed against them that are being appealed, and E&E Brasil is awaiting agency determination.  If a fine is assessed against E&E Brasil, an appeal will be filed.

Contract Termination Provisions

Certain contracts contain termination provisions under which the customer may, without penalty, terminate the contracts upon written notice to the Company.  In the event of termination, the Company would be paid only termination costs in accordance with the particular contract.  Termination costs generally include unpaid costs incurred to date, earned fees and any additional costs directly allocable to the termination.  The Company did not experience early termination of any material contracts during the six months ended January 30, 2016 or January 31, 2015.

15.	Sale of Subsidiary

In October 2015, EEI sold its interest in ECSI, LLC (“ECSI”), a majority-owned subsidiary based in Lexington, Kentucky, to ECSI’s minority shareholders for $0.3 million, payable as follows: (i) $150,000 was paid in cash in October 2015; (ii) $75,000 was paid in cash in February 2016; and (iii) $75,000 is payable on or before September 1, 2016.

EEI recognized a loss on valuation of its investment in ECSI of approximately $0.4 million in administrative and indirect operating expenses on the consolidated statements of operations during the fourth quarter of fiscal year 2015.  The offsetting allowance for loss on valuation of investment in ECSI was recorded in other assets on the consolidated balance sheet at July 31, 2015.

ECSI’s total assets were $1.1 million and $1.6 million at July 31, 2015 and 2014, respectively.  EEI’s share of net income (loss) reported by ECSI was less than $0.1 million and $(0.3) million for the six months ended January 30, 2016 and the fiscal year ended July 31, 2015, respectively.  Effective with consummation of the sale in October 2015, ECSI and its owners are no longer related parties to the Company or any of its consolidated subsidiaries.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report on Form 10-Q (the “Quarterly Report”) to “EEI” refer to Ecology and Environment, Inc., a New York corporation.  References to “the Company,” “we,” “us,” “our,” or similar terms refer to EEI together with its consolidated subsidiaries.

Executive Overview

The Company reported a loss of $0.5 million ($0.11 per share) for the quarter ended January 30, 2016, a $0.3 million decrease from the net loss of $0.2 million ($0.04 per share) reported for the same quarter of the previous year.  For the first six months of fiscal 2016, our net income was $0.2 million ($0.04 per share), a decrease of $0.5 million from income of $0.7 million ($0.16 per share) for the same period last year.

Our loss before income tax provision was $0.4 million for the quarter ended January 30, 2016, which represented a $0.5 million decrease from income of $0.2 million for the same quarter of the previous fiscal year.  For the first six months of fiscal 2016, our net income before income tax provision was $2.2 million, an improvement of $0.1 million from income of $2.1 million for the same period in the prior fiscal year.

Significantly lower foreign revenues were the primary driver of lower income before income tax provision.  Revenue, net by geographic location is summarized in the following table:

	Three Months Ended		Six Months Ended
	January 30, 2016	January 31, 2015	January 30, 2016	January 31, 2015

Revenue, net by geographic location:
United States	$18,227,230	$17,566,091	$41,634,773	$39,418,613
Foreign countries	6,415,509	10,654,551	13,069,968	22,001,563

Revenues from U.S. operations increased 4% and 6% during the quarter and six months ended January 30, 2016, respectively, mainly due to higher Department of Defense, other government and energy sector revenues.

Revenues from foreign operations decreased 40% during the quarter and six months ended January 30, 2016, as lower energy sector revenues from our Peruvian and Brazilian operations were partially offset by higher transmission and energy sector revenues from our Chilean operations.  Lower revenues were partially offset by lower operating expenses in Peru and Brazil.

Our Brazilian operations have been adversely affected by an economic downturn and weakening of the Brazilian Real in relation to the U.S. dollar.  Revenues from our Brazilian operations decreased $1.4 million (62%) during the current quarter and $2.9 million (62%) during the first half of fiscal year 2016, as compared with the same periods of the prior year.  In addition, corporate bankruptcies and other liquidity issues experienced by our clients in Brazil have negatively impacted our ability to bill and collect certain outstanding receivables, resulting in higher bad debt expense during the current year.

During the first quarter of fiscal year 2016, the Company determined that $0.9 million of deferred tax assets related to its Brazilian operations is not likely to be realized, and recorded a valuation allowance of $0.9 million as a reduction of deferred tax assets and an addition to income tax provision expense.  As a result, the Company’s income tax provision expense and effective tax rate are significantly higher for the first half of fiscal year 2016 than that recorded for prior reporting periods.

Refer to Results of Operations below for additional commentary regarding revenues, operating expenses and income taxes.

Liquidity and Capital Resources

Cash and cash equivalents increased $1.6 million during the first half of 2016.  Excluding payment of $1.0 million of dividends to shareholders, which were approved on a discretionary basis by the Company’s Board of Directors, cash generated from operations exceeded cash required to fund investing and financing activities by $2.9 million during the six month period.

We maintain $35.6 million of unsecured lines of credit available for working capital and letters of credit as of January 30, 2016, at contractual interest rates ranging from 2.50% to 15.60%.  Total amounts used under lines of credit were $2.1 million and $1.8 million at January 30, 2016 and July 31, 2015, respectively.  Our lenders have reaffirmed the lines of credit within the past twelve months.

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

We intend to reinvest net cash generated from undistributed foreign earnings into operations and business expansion opportunities outside the U.S.  Excess cash accumulated by any foreign subsidiary, beyond that necessary to fund operations or business expansion, may be repatriated to the U.S. at the discretion of the Boards of Directors of the respective entities.  We would be required to accrue and pay taxes on any amounts repatriated to the U.S. from foreign subsidiaries.  The Company repatriated $0 and $0.7 million of dividends from foreign subsidiaries to the U.S. during the six months ended January 30, 2016 and January 31, 2015, respectively.

In February 2016, two of the Company’s majority owned subsidiaries is South America declared a total of $1.1 million of dividends to its shareholders.  After local tax withholdings, $0.3 million will be paid to minority shareholders and $0.7 million will be repatriated to the U.S. during the second half of fiscal year 2016.

Contract Receivable Concentrations

Contract Receivable Concentrations

Significant concentrations of contract receivables and the allowance for doubtful accounts and contract adjustments are summarized in the following table.

	Balance at January 30, 2016		Balance at July 31, 2015
Region	Contract Receivables	Allowance for Doubtful Accounts and Contract Adjustments	Contract Receivables	Allowance for Doubtful Accounts and Contract Adjustments

United States, Canada and South America	$35,168,109	$1,217,597	$43,629,044	$1,042,570
Middle East and Africa	5,026,392	4,894,453	5,066,789	4,894,453
Asia	16,000	7,000	124,584	17,238
Totals	$40,210,501	$6,119,050	$48,820,417	$5,954,261

Lower contract receivables in the U.S., Canada and South America from July 31, 2015 to January 30, 2016 were partially due to a significant reduction in South American operating revenues during fiscal year 2016, and partially due to a normal seasonal reduction of revenues in the U.S. during the quarter ended January 30, 2016, as compared with the quarter ended July 31, 2015.

Combined contract receivables related to projects in the Middle East, Africa and Asia represented 13% and 11% of total contract receivables at January 30, 2016 and July 31, 2015, respectively, while the combined allowance for doubtful accounts and contract adjustments related to these projects represented 80% and 82% of the total allowance for doubtful accounts and contract adjustments at those same period end dates.  These allowance percentages highlight the Company’s experience of heightened operating risks (i.e., political, regulatory and cultural risks) within these foreign regions in comparison with similar risks in the United States, Canada and South America, which result in increased collection risks and the risk of the Company expending resources that it may not recover for several months, or at all.

In recent months, the Company’s Brazilian operations have been adversely affected by an economic downturn and weakening of the Brazilian Real in relation to the U.S. dollar.  The total scope and duration of the downturn and the ultimate impact that it will have on the Company’s Brazilian operations are uncertain.  Management is monitoring any adverse trends or events that may impact the realizability of the recorded net book value of contract receivables from customers in Brazil.  The Company recorded $0.3 million and $0.1 million of additional allowance for doubtful accounts during the three months ended January 30, 2016 and January 31, 2015, respectively, and $0.3 million and $0.1 million of additional allowance for doubtful accounts during the six months ended January 30, 2016 and January 31, 2015, respectively.

Results of Operations

Revenue, net

Our revenues are derived primarily from the professional and technical services performed by our employees or, in certain cases, by subcontractors engaged to perform under contracts entered into with our clients. The revenues recognized, therefore, are derived from our ability to charge clients for those services under the contracts. Revenue, the cost of professional services, other direct operating expenses and subcontract costs of our South American subsidiaries exclude tax assessments by governmental authorities, which are collected by us from its customers and then remitted to governmental authorities.

Substantially all of our revenue is derived from environmental consulting work.  The consulting revenue is principally derived from the sale of labor hours.  The consulting work is performed under a mix of fixed price, cost-type, and time and material contracts.  Contracts are required from all customers.  Revenue is recognized as follows:

Contract Type	Work Type	Revenue Recognition Policy

Time and materials	Consulting	As incurred at contract rates.
Fixed price	Consulting	Percentage of completion, approximating the ratio of either total costs or Level of Effort (LOE) hours incurred to date to total estimated costs or LOE hours.
Cost-plus	Consulting	Costs as incurred. Fixed fee portion is recognized using percentage of completion determined by the percentage of LOE hours incurred to total LOE hours in the respective contracts.

Revenue, net associated with these contract types are summarized in the following table.

	Three Months Ended		Six Months Ended
	January 30, 2016	January 31, 2015	January 30, 2016	January 31, 2015

Time and materials	$11,610,410	$12,158,617	$27,223,240	$28,667,781
Fixed price	10,199,095	14,049,049	21,517,104	28,424,738
Cost-plus	2,833,234	2,012,976	5,964,397	4,327,657
Total revenue by contract type	$24,642,739	$28,220,642	$54,704,741	$61,420,176

Revenue, net and revenue less subcontract costs, by business entity, are summarized in the following table.

	Three Months Ended		Six Months Ended
	January 30, 2016	January 31, 2015	January 30, 2016	January 31, 2015

Revenue, net by entity:
EEI and its wholly owned subsidiaries (excluding Walsh)	$17,258,434	$15,830,709	$38,440,143	$35,169,308
Walsh and its majority owned subsidiaries	4,347,134	7,738,198	9,123,032	16,954,040
EEI’s majority-owned subsidiaries:
Ecology & Environment do Brasil, Ltda (“E&E Brasil”)	932,259	2,535,291	2,030,736	5,240,727
Gestion Ambiental Consultores S.A. (“GAC”)	2,037,912	1,670,335	3,882,881	3,171,987
ECSI	---	557,820	708,410	1,295,841
	24,575,739	28,332,353	54,185,202	61,831,903
Less: Net contract (adjustments) recoveries recorded during the period	67,000	(111,711)	519,539	(411,727)
Revenue, net per consolidated statements of income	$24,642,739	$28,220,642	$54,704,741	$61,420,176
Gross revenue less subcontract costs, by entity:
EEI and its wholly owned subsidiaries (excluding Walsh)	$14,116,538	$13,190,442	$31,333,768	$29,068,919
Walsh and its majority owned subsidiaries	3,130,567	5,569,744	6,785,690	13,033,092
EEI’s majority-owned subsidiaries:
E&E Brasil	859,349	2,252,488	1,807,047	4,735,540
GAC	1,739,635	1,589,451	3,396,622	2,857,495
ECSI	---	532,972	537,204	1,261,383
Total	$19,846,089	$23,135,097	$43,860,331	$50,956,429

Revenue less subcontract costs is a key performance measurement for our business.  The overall decreases in consolidated revenue less subcontract costs for the quarter and six months ended January 30, 2016, as compared with the same periods of the prior fiscal year, resulted from the net impact of the following entity activity:

•	EEI and wholly-owned subsidiary revenues increased 7% and 8% during the quarter and six months ended January 31, 2016, respectively, mainly due to higher Department of Defense, other government and energy sector revenues in the U.S.
•	Walsh revenues decreased 44% and 48% during the quarter and six months ended January 31, 2016, respectively, primarily due to lower energy sector revenues from its Peruvian operations.

•	E&E Brasil revenues decreased 62% during the quarter and six months ended January 31, 2016 mainly due to lower energy transmission sector revenues. A broad economic downturn in Brazil, including a weakening Brazilian Real in relation to the U.S. dollar, continues to have a negative impact on our Brazilian operations and earnings.
•	GAC revenues increased 9% and 19% during the quarter and six months ended January 31, 2016, respectively, due to higher transmission and renewable energy sector revenues.
•	ECSI revenues decreased 100% and 57% during the quarter and six months ended January 31, 2016, respectively. As described in Note 15 of the accompanying condensed consolidated financial statements, the Company sold its investment in ECSI in October 2015.

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

Net contract adjustments are summarized by region in the following table.

	Three Months Ended		Six Months Ended
	January 30, 2016	January 31, 2015	January 30, 2016	January 31, 2015

Net contract recoveries (adjustments) recorded as additions to (reductions from) revenue:
United States, Canada and South America	$67,000	$181,956	$509,301	$175,607
Middle East and Africa	---	(293,667)	---	(587,334)
Asia	---	---	10,238	---
Totals	$67,000	$(111,711)	$519,539	$(411,727)

United States, Canada and South America

Contract adjustments related to projects in the United States, Canada and South America typically result from:
•	cost overruns from current or recently completed projects, recorded as reduction from revenue on the consolidated statements of operations;
•	recoveries of cost overruns recorded as contract adjustments in prior reporting periods, recorded as additions to revenue on the consolidated statements of operations;
•	estimated contract settlements recorded as reductions from revenue on the consolidated statements of operations; or
•	adjustments to contract settlements recorded in prior reporting periods, recorded as additions to or reductions from revenue on the consolidated statements of operations.

For the six months ended January 30, 2016, net contract adjustments recorded as additions to revenue mainly resulted from reduction of a contract disallowance estimate recorded in prior years.  The allowance for project disallowances, reported in other accrued liabilities on the consolidated balance sheets, represents estimated disallowances of amounts billed and collected resulting from contract close-outs and government audits.  Allowances for project disallowances are recorded when the amounts are estimable, and may be revised during subsequent reporting periods when estimates of settlement amounts become more certain.  Refer to Note 9 of the condensed consolidated financial statements included in Item 1 of this Form 10-Q for additional disclosures regarding the allowance for project disallowances.

Middle East and Africa

Contract adjustments related to projects in the Middle East, Africa and Asia typically result from difficulties encountered while attempting to settle claims and issues that may be several years old.

Net contract adjustments recorded for projects in the Middle East and Africa during the three and six months ended January 30, 2015 resulted from increased reserves related to a specific project in the Middle East.  Due to ongoing difficulties with settlement and close-out of the project, management increased the related reserve to 87% of the $4.9 million contract receivable balance at January 31, 2015.  The reserve was subsequently increased to 100% of the related receivable balance by July 31, 2015.  Management continues to maintain open dialogue with this client, and to seek assistance through all possible official channels, in order to ensure a favorable settlement of this contract receivable balance.

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

	Three Months Ended		Six Months Ended
	January 30, 2016	January 31, 2015	January 30, 2016	January 31, 2015

EEI and its wholly owned subsidiaries (excluding Walsh)	$6,530,613	$6,107,163	$14,027,436	$13,024,828
Walsh and its majority owned subsidiaries	1,187,989	2,875,192	2,768,838	5,919,124
EEI’s majority-owned subsidiaries:
E&E Brasil	560,655	990,361	1,233,499	2,427,131
GAC	1,117,717	798,870	2,072,154	1,705,504
ECSI	---	269,823	279,157	579,372
Total cost of professional services and other direct operating expenses	$9,396,974	$11,041,409	$20,381,084	$23,655,959

Total direct operating expenses decreased 15% and 14% during the quarter and six months ended January 31, 2016, respectively, as compared with the same periods of the prior fiscal year.  Lower project-related sales volumes and related costs in the Company’s Peruvian and Brazilian operations were partially offset by higher project service levels and related costs in the U.S. and in Chile.  Our sale of ECSI in October 2015 also contributed to lower direct operating expenses during fiscal year 2016.

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

	Three Months Ended		Six Months Ended
	January 30, 2016	January 31, 2015	January 30, 2016	January 31, 2015

EEI and its wholly owned subsidiaries (excluding Walsh)	$7,499,849	$7,261,235	$15,323,429	$15,082,711
Walsh and its subsidiaries	1,603,833	2,387,263	3,281,807	5,328,861
EEI’s majority-owned subsidiaries:
E&E Brasil	1,044,522	997,495	1,678,180	2,241,143
GAC	538,254	315,486	770,183	619,085
ECSI	---	561,649	253,345	1,041,847
Total Administrative and indirect operating expenses and marketing and related costs	$10,686,458	$11,523,128	$21,306,944	$24,313,647

Indirect operating expenses decreased 11% and 14% during the quarter and six months ended January 31, 2016, respectively, as compared with the same periods of the prior fiscal year.  In response to reduced operating revenues during the first six months of fiscal year 2016, the Company recorded significantly lower indirect operating expenses resulting from cost reduction initiatives in its South American operations.

Targeted cost reductions in our Brazilian operations during fiscal year 2016 were offset by the following incremental expenses:

•	Corporate bankruptcies and other liquidity issues experienced by our clients in Brazil have had a negative impact on our ability to collect certain outstanding receivables. As a result, we recorded $0.3 million and $0.1 million of bad debt expense during the three months and six ended January 30, 2016 and January 31, 2015, respectively.
•	During the quarter ended January 31, 2016, management increased its estimate of probable loss associated with litigation in Brazil by $0.2 million. Refer to Note 14 of the accompanying condensed consolidated financial statements for additional information regarding this litigation.

Higher indirect expenses in GAC, our Chilean subsidiary, were primarily due to $0.2 million of bonuses paid to three key managers that were not previously accrued.

Our sale of ECSI in October 2015 also contributed to lower indirect operating expenses during fiscal year 2016.  Management continues to review operating costs and processes for all of its consolidated operations, particularly those within its South American subsidiaries, for opportunities to improve operating efficiency and reduce expenses.

Income Taxes

The estimated effective tax rate increased to 101.1% for the six months ended January 30, 2016 from 43.7% for the six months ended January 31, 2015. The increase in the effective tax rate is primarily due to the deferred tax asset valuation allowance recorded during the three months ended October 31, 2015, as described below, and losses incurred by certain foreign subsidiaries for which no tax benefit is recognized.

The Company recorded deferred tax assets of $0.9 million at January 30, 2016 related to its Brazilian operations.  Based on available evidence, including recent cumulative operating losses, management determined that it is more likely than not that these deferred tax assets will not be realized.  As a result, during the three months ended October 31, 2015, the Company recorded a valuation allowance of $0.9 million as a reduction of deferred tax assets on the condensed consolidated balance sheets and an addition to income tax expense on the condensed consolidated statements of operations.

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

Inflation

Inflation did not have a material impact on our business during the six months ended January 30, 2016 and January 31, 2015 because a significant amount of our contracts are either cost based or contain commercial rates for services that are adjusted annually.

Off-Balance Sheet Arrangements

We had outstanding letters of credit, drawn under our lines of credit to support operations, of $1.3 million and $1.1 million at January 30, 2016 and July 31, 2015, respectively.  Other than these letters of credit, we did not have any off-balance sheet arrangements as of January 30, 2016 or July 31, 2015.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Revenues from international operations represented 24% and 36% of total revenues for the six months ended January 30, 2016 and January 31, 2015, respectively.  International operations are subject to a number of risks, including but not limited to:

•	greater counterparty risk, leading to longer collection cycles and potentially uncollectible accounts;
•	currency fluctuations;
•	logistical and communication challenges;
•	exposure to liability and sanctions under the Foreign Corrupt Practices Act;
•	exposure to liability and sanctions under laws and regulations established by foreign jurisdictions in which we conduct business;
•	lack of developed legal systems to enforce our contractual rights;
•	unstable or deteriorating economic and/or political conditions in foreign markets;
•	civil disturbance, unrest or violence;
•	difficulties in staffing international operations with appropriately credentialed and trained personnel; and
•	financial trends and events that may impair the value of assets recorded by foreign subsidiaries.

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

Internal Controls

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended January 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(e)  Purchased Equity Securities.  In August 2010, the Company’s Board of Directors approved a 200,000 share repurchase program.  The following table summarizes the Company’s purchases of its common stock during the six months ended January 30, 2016 under this share repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Share Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

August 2015	---	---	---	77,082
September 2015	---	---	---	77,082
October 2015	---	---	---	77,082
November 2015	---	---	---	77,082
December 2015	---	---	---	77,082
January 2016	---	---	---	77,082

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a)	31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Registrant filed a Current Report on Form 8-K on November 11, 2015 to announce the dismissal of Schneider Downs & Co., Inc. as its independent registered public accounting firm, and the engagement of Ernst & Young LLP as its newly appointed independent registered public accounting firm, effective November 6, 2015.

(c)	Registrant filed a Current Report on Form 8-K on February 19, 2016 to announce that a letter was issued to Mill Road Capital II, L.P. (“MRC”) in response to MRC's Form 13D filing with the Securities and Exchange Commission dated July 23, 2015, and to a subsequent letter received from MRC offering to lead a going-private transaction for E & E.

(d)	Registrant filed a Current Report on Form 8-K on February 26, 2016 to report submission of matters to a vote of security holders. At the Company’s Annual Meeting of Stockholders held on February 25, 2016, shareholders: (a) elected two (2) Class A nominees and five (5) Class B nominees as Directors of the Company; (b) approved an amendment and restatement of the Company’s amended By-Laws, except for the amendment to Article V, Section 2; (c) approved an amendment to the Company’s By-Laws concerning Article V, Section 2; (d) approved an amendment to the Company’s Restated Certificate of Incorporation; and (e) through one (1) advisory vote approved the compensation paid to the Company’s Named Executives.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ecology and Environment, Inc.

Date:	March 15, 2016	By:	/s/ H. John Mye III
H. John Mye III
Chief Financial Officer and Treasurer Principal Financial and Accounting Officer