Form 10-Q
period 2016-04-30
ECOLOGY & ENVIRONMENT INC
filed 2016-06-14
CIK 809933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. -20549

FORM 10-Q

☐Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2016

☐Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to __________

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

At May 31, 2016, 2,996,506 shares of Registrant's Class A Common Stock (par value $.01) and 1,293,146 shares of Registrant’s Class B Common Stock (par value $.01) were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Ecology and Environment, Inc.
Condensed Consolidated Balance Sheets
Unaudited

	Balance at
	April 30, 2016	July 31, 2015
Assets

Current assets:
Cash and cash equivalents	$8,230,108	$8,703,347
Investment securities available for sale	1,511,468	1,433,732
Contract receivables, net of allowance for doubtful accounts and contract adjustments of $5,798,094 and $5,954,261, respectively	34,458,834	42,866,156
Income tax receivable	117,475	297,246
Other current assets	2,541,826	1,330,996

Total current assets	46,859,711	54,631,477

Property, buildings and equipment, net of accumulated depreciation of $23,440,753 and $23,438,269, respectively	6,340,780	7,113,694
Deferred income taxes	3,724,250	4,812,291
Other assets	1,795,695	1,931,875

Total assets	$58,720,436	$68,489,337

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$5,741,455	$10,409,656
Lines of credit	562,746	672,272
Accrued payroll costs	6,318,865	8,687,643
Current portion of long-term debt and capital lease obligations	225,422	551,148
Billings in excess of revenue	3,314,447	2,618,453
Other accrued liabilities	3,366,963	3,931,284

Total current liabilities	19,529,898	26,870,456

Income taxes payable	107,035	107,035
Deferred income taxes	389,088	631,889
Long-term debt and capital lease obligations	219,508	395,098
Commitments and contingencies (Note 14)	-	-

Shareholders' equity:
Preferred stock, par value $.01 per share (2,000,000 shares authorized; no shares issued)	-	-
Class A common stock, par value $.01 per share (6,000,000 shares authorized; 3,035,778 and 3,023,206 shares issued)	30,358	30,232
Class B common stock, par value $.01 per share; (10,000,000 shares authorized; 1,357,947 and 1,370,519 shares issued)	13,580	13,706
Capital in excess of par value	16,622,338	16,575,286
Retained earnings	22,570,104	23,246,483
Accumulated other comprehensive loss	(2,093,649)	(1,726,339)
Treasury stock, at cost (Class A common: 38,990 and 42,245 shares; Class B common: 64,801 shares)	(1,172,071)	(1,223,899)

Total Ecology and Environment, Inc. shareholders' equity	35,970,660	36,915,469
Noncontrolling interests	2,504,247	3,569,390

Total shareholders' equity	38,474,907	40,484,859

Total liabilities and shareholders' equity	$58,720,436	$68,489,337

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ecology and Environment, Inc.
Condensed Consolidated Statements of Operations
Unaudited

	Three Months Ended		Nine Months Ended
	April 30, 2016	May 2, 2015	April 30, 2016	May 2, 2015

Revenue, net	$25,218,040	$30,395,736	$79,922,781	$91,815,912

Cost of professional services and other direct operating expenses	9,279,146	11,525,978	29,660,230	35,181,937
Subcontract costs	3,887,483	4,818,567	14,212,354	15,694,041
Administrative and indirect operating expenses	8,222,986	8,019,494	23,823,749	26,129,908
Marketing and related costs	2,967,214	2,539,313	8,673,395	8,742,546
Depreciation and amortization	290,151	360,964	872,243	1,125,326

Income from operations	571,060	3,131,420	2,680,810	4,942,154
Interest income	24,868	22,529	58,408	57,135
Interest expense	(52,322)	(42,395)	(107,102)	(97,267)
Gain on insurance settlement	358,565	-	358,565	-
Gain on sale of assets and investment securities	(756)	24,539	1,978	176,624
Net foreign exchange (loss) gain	(94,102)	55,825	17,730	182,871
Other income	(18,984)	(8,713)	37,090	68,895

Income before income tax provision	788,329	3,183,205	3,047,479	5,330,412
Income tax provision	653,608	1,280,081	2,937,868	2,219,086

Net income	134,721	1,903,124	109,611	3,111,326

Net loss (income) attributable to noncontrolling interests	39,882	(108,948)	247,763	(622,321)

Net income attributable to Ecology and Environment, Inc.	$174,603	$1,794,176	$357,374	$2,489,005

Net income per common share: basic and diluted	$0.04	$0.42	$0.08	$0.58

Weighted average common shares outstanding: basic and diluted	4,290,720	4,287,460	4,290,106	4,288,067

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ecology and Environment, Inc.
Condensed Consolidated Statements of Comprehensive Income
Unaudited

	Three Months Ended		Nine Months Ended
	April 30, 2016	May 2, 2015	April 30, 2016	May 2, 2015

Net income including noncontrolling interests	$134,721	$1,903,124	$109,611	$3,111,326
Foreign currency translation adjustments	486,761	(321,492)	(460,872)	(1,511,127)
Unrealized investment gains, net	663	(14,033)	13,867	(982)

Comprehensive income (loss)	622,145	1,567,599	(337,394)	1,599,217
Comprehensive (income) loss attributable to noncontrolling interests	(94,145)	(72,682)	327,458	(265,143)

Comprehensive income (loss) attributable to Ecology and Environment, Inc.	$528,000	$1,494,917	$(9,936)	$1,334,074

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ecology and Environment, Inc.
Condensed Consolidated Statements of Cash Flows
Unaudited

	Nine Months Ended
	April 30, 2016	May 2, 2015
Cash flows from operating activities:
Net income	$109,611	$3,111,326
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of goodwill	-	103,547
Depreciation and amortization	872,243	1,125,326
Deferred income tax expense (benefit)	739,279	(497,364)
Share based compensation expense	53,413	44,271
Tax impact of share-based compensation	-	(91,849)
Loss (gain) on sale of assets and investment securities	(1,978)	(176,624)
Net provision for (recovery of) contract adjustments and doubtful accounts	(909,912)	29,740
Net bad debt (recovery) expense	350,522	(400,680)
Decrease (increase) in:
- contract receivables	7,398,247	707,388
- other current assets	(827,172)	(222,030)
- income tax receivable	179,771	971,805
- other non-current assets	15,800	(97,028)
(Decrease) increase in:
- accounts payable	(3,386,983)	(1,485,468)
- accrued payroll costs	(2,185,872)	(635,010)
- income taxes payable	34,007	111,148
- billings in excess of revenue	684,003	(360,992)
- other accrued liabilities	(107,974)	(6,698)
Net cash provided by operating activities	3,017,005	2,230,808

Cash flows from investing activities:
Acquisition of noncontrolling interest of subsidiaries	-	(50,000)
Proceeds from sale of subsidiary	150,000	-
Purchase of property, building and equipment	(257,967)	(615,890)
Proceeds from sale of property, building and equipment	4,599	239,565
Proceeds from maturity of investments	25,748	-
Purchase of investment securities	(77,946)	(24,913)
Net cash used in investing activities	(155,566)	(451,238)

Cash flows from financing activities:
Dividends paid	(2,066,418)	(2,066,142)
Proceeds from debt	5,768	84,940
Repayment of debt	(504,053)	(742,054)
Net (repayments of) borrowings under lines of credit	(138,467)	223,761
Distributions to noncontrolling interests	(427,221)	(513,583)
Net cash used in financing activities	(3,130,391)	(3,013,078)

Effect of exchange rate changes on cash and cash equivalents	(204,287)	(235,169)

Net decrease in cash and cash equivalents	(473,239)	(1,468,677)
Cash and cash equivalents at beginning of period	8,703,347	6,889,243

Cash and cash equivalents at end of period	$8,230,108	$5,420,566

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$101,857	$90,969
Income taxes	1,951,489	821,926
Supplemental disclosure of non-cash items:
Acquistion of noncontrolling interest of subsidiaries (loans receivable and stock)	-	233,220
Sale of subsidiary (loans receivable)	75,000	-
Proceeds from capital lease obligations	15,498	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ecology and Environment, Inc.
Condensed Consolidated Statements of Shareholders’ Equity

	Class A Common Stock Shares	Class A Common Stock Amount	Class B Common Stock Shares	Class B Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares	Treasury Stock Amount	Noncontrolling Interest

Balance at July 31, 2014 (audited)	2,685,151	$26,851	1,708,574	$17,087	$17,124,339	$21,916,575	$(182,735)	105,354	$(1,223,899)	$4,113,613

Net income	-	-	-	-	-	3,395,643	-	-	-	804,441
Foreign currency translation adjustment	-	-	-	-	-	-	(1,539,568)	-	-	(612,402)
Cash dividends declared ($0.48 per share)	-	-	-	-	-	(2,065,735)	-	-	-	-
Unrealized investment loss, net	-	-	-	-	-	-	(4,036)	-	-	-
Conversion of Class B common stock to Class A common stock	338,055	3,381	(338,055)	(3,381)	-	-	-	-	-	-
Share-based compensation expense	-	-	-	-	59,189	-	-	-	-	-
Tax impact of share based compensation	-	-	-	-	(91,849)	-	-	-	-	-
Tax impact of noncontrolling interests	-	-	-	-	(428,299)	-	-	-	-	-
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	(536,731)
Purchase of additional noncontrolling interests	-	-	-	-	(88,094)	-	-	-	-	(199,531)
Stock award plan forfeitures	-	-	-	-	-	-	-	1,692	-	-

Balance at July 31, 2015 (audited)	3,023,206	$30,232	1,370,519	$13,706	$16,575,286	$23,246,483	$(1,726,339)	107,046	$(1,223,899)	$3,569,390

Net income	-	-	-	-	-	357,374	-	-	-	(247,763)
Foreign currency translation adjustment	-	-	-	-	-	-	(381,177)	-	-	(79,695)
Cash dividends declared ($0.24 per share)	-	-	-	-	-	(1,033,753)	-	-	-	-
Unrealized investment gains, net	-	-	-	-	-	-	13,867	-	-	-
Conversion of Class B common stock to Class A common stock	12,572	126	(12,572)	(126)	-	-	-	-	-	-
Issuance of stock under stock award plan	-	-	-	-	(6,361)	-	-	(4,533)	51,828	-
Share-based compensation expense	-	-	-	-	53,413	-	-	-	-	-
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	(427,221)
Sale of majority-owned subsidiary	-	-	-	-	-	-	-	-	-	(310,464)
Stock award plan forfeitures	-	-	-	-	-	-	-	1,278	-	-

Balance at April 30, 2016 (unaudited)	3,035,778	$30,358	1,357,947	$13,580	$16,622,338	$22,570,104	$(2,093,649)	103,791	$(1,172,071)	$2,504,247

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ecology and Environment, Inc.
Notes to Condensed Consolidated Financial Statements

1.	Organization and Basis of Presentation

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

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of such information.  All such adjustments are of a normal recurring nature.  Certain prior year amounts were reclassified to conform to the condensed consolidated financial statement presentation for the three and nine months ended April 30, 2016.

Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), including a description of significant accounting policies, have been condensed or omitted pursuant to SEC rules and regulations.  Therefore, these financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2015 filed with the Securities and Exchange Commission (the “2015 Annual Report”).  The accounting policies followed by the Company for preparation of the consolidated financial statements included in the 2015 Annual Report were also followed for this interim report.  The condensed consolidated results of operations for the three and nine months ended April 30, 2016 are not necessarily indicative of the results for any subsequent period or the entire fiscal year ending July 31, 2016.

2.	Recent Accounting Pronouncements

Accounting Pronouncements Adopted During the Fiscal Year Ending July 31, 2016

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17, Income Taxes (Topic 740) – Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”).  ASU 2015-17 requires entities to classify deferred tax liabilities and assets as noncurrent in a classified balance sheet.  This differs from current U.S. GAAP which requires that deferred income tax liabilities and assets be separated into current and noncurrent amounts in a classified balance sheet.  The amendments in ASU 2015-17 are effective for financial statement issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Earlier application is permitted as of the beginning of an interim or annual reporting period.  ASU 2015-17 may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.  The Company adopted the provisions of ASU 2015-17 effective November 1, 2015, and elected to adopt the guidance retrospectively.  Refer to Note 9 of these condensed consolidated financial statements for additional disclosures regarding this accounting change.

Accounting Pronouncements Not Yet Adopted as of April 30, 2016

In September 2015, FASB issued ASU No. 2015-16, Business Combinations (Topic 805) – Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”).  ASU 2015-16 requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  In addition, the amendments in ASU 2015-16 require an acquirer to record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  The amendments in ASU 2015-16 also require an entity to present separately on the face of the income statement, or disclose in the notes to the financial statements, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized at the acquisition date.  The amendments in ASU 2015-16 are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, and are to be applied prospectively to adjustments to provisional amounts that occur after the effective date.  Earlier application is permitted for financial statements that have not yet been made available for issuance.  The Company intends to adopt the provisions of ASU 2015-16 effective August 1, 2016.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2015, FASB issued ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities that Calculate Net Asset Value Per Share (Or its Equivalent) (“ASU 2015-07”).  ASU 2015-07 removes the requirements to: 1) categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per practical expedient; and 2) make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient.  The amendments in ASU 2015-07 are effective for public entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The amendment is required to be applied retrospectively and early adoption is permitted.  The Company has elected to adopt ASU 2015-07 effective August 1, 2016.  Other than the changes to disclosures noted above, the adoption of ASU 2015-07 is not expected to have a material impact on the Company’s consolidated financial statements.

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

In March 2016, FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”).  The objective of ASU 2016-09 is to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  The amendments in ASU 2016-09 are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  Early adoption is permitted in any interim or annual period, subject to transition requirements.  The Company intends to adopt the provisions of ASU 2016-09 effective August 1, 2017.  Management is currently assessing the provisions of ASU 2016-09 and has not yet estimated its impact on the Company’s consolidated financial statements.

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

During the nine months ended April 30, 2016, FASB issued three additional ASUs that provide clarification for specific aspects of ASU 2014-09.  The effective dates and transition requirements for these ASUs are the same as the effective dates and transition requirements included in ASU 2014-09 and ASU 2015-14.

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

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  The Company invests cash in excess of operating requirements in income-producing short-term investments.  Money market funds of $0.2 million and less than $0.1 million were included in cash and cash equivalents in the accompanying condensed consolidated balance sheets at April 30, 2016 and July 31, 2015, respectively.

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

Level 1 Inputs – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. Generally, this includes debt and equity securities and derivative contracts that are traded on an active exchange market (e.g., New York Stock Exchange) as well as certain U.S. Treasury and U.S. Government and agency mortgage-backed securities that are highly liquid and are actively traded in over-the-counter markets.

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

The availability of observable market data is monitored to assess the appropriate classification of financial instruments within the fair value hierarchy.  Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another.  In such instances, the transfer is reported at the beginning of the reporting period.  The Company evaluates the significance of transfers between levels based upon the nature of the financial instrument.  There were no transfers in or out of levels 1, 2 or 3, respectively during the three or nine months ended April 30, 2016 or the fiscal year ended July 31, 2015.

The fair value of the Company’s assets and liabilities that are measured at fair value on a recurring basis is summarized by level within the fair value hierarchy in the following table.

	Balance at April 30, 2016
	Level 1	Level 2		Level 3		Total
Assets:
Investment securities available for sale	$1,511,468	$	---	$	---	$1,511,468

	Balance at July 31, 2015
	Level 1	Level 2		Level 3		Total
Assets:
Investment securities available for sale	$1,433,732	$	---	$	---	$1,433,732

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

Reclassification adjustments out of accumulated other comprehensive income resulting from disposition of investment securities available for sale are included within other income (expense) in the condensed consolidated statements of operations.  The Company did not record any sales of investment securities during the three or nine months ended April 30, 2016.

The carrying amount of cash and cash equivalents approximated fair value at April 30, 2016 and July 31, 2014.  These assets were classified as level 1 instruments at both dates.  Long-term debt consists of bank loans and capitalized equipment leases.  Lines of credit consist of borrowings for working capital requirements.  Based on the Company's assessment of the current financial market and corresponding risks associated with the debt and line of credit borrowings, management believes that the carrying amount of these liabilities approximated fair value at April 30, 2016 and July 31, 2015.  These liabilities were classified as level 2 instruments at both dates.  There were no financial instruments classified as level 3 at April 30, 2016 or July 31, 2015.

Investment securities available for sale are stated at fair value.  Unrealized gains or losses related to investment securities available for sale are recorded in accumulated other comprehensive income, net of applicable income taxes in the accompanying condensed consolidated balance sheets and condensed consolidated statements of changes in shareholders' equity.  The cost basis of securities sold is based on the specific identification method.  The Company had gross unrealized gains of less than $0.1 million recorded in accumulated other comprehensive income at April 30, 2016 and July 31, 2015.

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

Substantially all of the Company's cost-type work is with federal governmental agencies and, as such, is subject to audits after contract completion.  Under these cost-type contracts, provisions for adjustments to accrued revenue are recognized on a quarterly basis and based on past audit settlement history.  Government audits have been completed and final rates have been negotiated through fiscal year 2009.  The Company records an allowance for project disallowances in other accrued liabilities for potential disallowances resulting from government audits (refer to Note 10 of these consolidated financial statements).  Allowances for project disallowances are recorded when the amounts are estimable.  Resolution of these amounts is dependent upon the results of government audits and other formal contract close-out procedures.

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

Contract Receivables, Net

Contract receivables, net are summarized in the following table.

	Balance at
	April 30, 2016	July 31, 2015
Contract Receivables:
Billed	$20,926,430	$22,915,726
Unbilled	19,330,498	25,904,691
	40,256,928	48,820,417
Allowance for doubtful accounts and contract adjustments	(5,798,094)	(5,954,261)
Total contract receivables, net	$34,458,834	$42,866,156

Billed contract receivables included contractual retainage balances of $0.8 million and $0.5 million at April 30, 2016 and July 31, 2015, respectively.  Management anticipates that the unbilled receivables outstanding at April 30, 2016 will be substantially billed and collected within one year.

Contract Receivable Concentrations

Significant concentrations of contract receivables and the allowance for doubtful accounts and contract adjustments are summarized in the following table.

	Balance at April 30, 2016		Balance at July 31, 2015
Region	Contract Receivables	Allowance for Doubtful Accounts and Contract Adjustments	Contract Receivables	Allowance for Doubtful Accounts and Contract Adjustments

United States, Canada and South America	$35,150,132	$903,641	$43,629,044	$1,042,570
Middle East and Africa	5,061,796	4,894,453	5,066,789	4,894,453
Asia	45,000	---	124,584	17,238
Totals	$40,256,928	$5,798,094	$48,820,417	$5,954,261

Combined contract receivables related to projects in the Middle East, Africa and Asia represented 13% and 11% of total contract receivables at April 30, 2016 and July 31, 2015, respectively, while the combined allowance for doubtful accounts and contract adjustments related to these projects represented 84% and 82% of the total allowance for doubtful accounts and contract adjustments at those same period end dates.  These allowance percentages highlight the Company’s experience of heightened operating risks (i.e., political, regulatory and cultural risks) within these foreign regions in comparison with similar risks in the United States, Canada and South America, which result in increased collection risks and the risk of the Company expending resources that it may not recover for several months, or at all.

In recent months, the Company’s Brazilian operations have been adversely affected by an economic downturn and weakening of the Brazilian Real in relation to the U.S. dollar.  The total scope and duration of the downturn and the ultimate impact that it will have on the Company’s Brazilian operations are uncertain.  Management is monitoring any adverse trends or events that may impact the realizability of the recorded net book value of contract receivables from customers in Brazil.  The Company recorded $0.1 million and less than $0.1 million of additional allowance for doubtful accounts during the three months ended April 30, 2016 and May 2, 2015, respectively, and $0.3 million and less than $0.1 million of additional allowance for doubtful accounts during the nine months ended April 30, 2016 and May 2, 2015, respectively, related to contract receivables from clients in Brazil.

Allowance for Doubtful Accounts and Contract Adjustments

Activity within the allowance for doubtful accounts and contract adjustments is summarized in the following table.

	Three Months Ended		Nine Months Ended
	April 30, 2016	May 2, 2015	April 30, 2016	May 2, 2015

Balance at beginning of period	$6,119,050	$6,359,531	$5,954,261	$6,507,869
Net increase (decrease) due to adjustments in the allowance for:
Contract adjustments (1)	(427,968)	(63,401)	(577,548)	180,278
Doubtful accounts (2)	107,012	12,866	421,381	(379,151)
Balance at end of period	$5,798,094	$6,308,996	$5,798,094	$6,308,996

(1)	Increases (decreases) to the allowance for contract adjustments on the condensed consolidated balance sheets are recorded as (decreases) increases to revenue, net on the condensed consolidated statements of operations.
(2)	Increases (decreases) to the allowance for doubtful accounts on the condensed consolidated balance sheets are recorded as increases (decreases) to administrative and other indirect operating expenses on the condensed consolidated statements of operations.

6.	Property, Buildings and Equipment, net

During the three months ended April 30, 2016, the Company’s Board of Directors directed management to sell vacant buildings owned by the Company.  The buildings had a recorded net book value of $1.9 million at April 30, 2016.  Management assessed the recoverability of the net book value of the buildings based on its plan to sell the buildings, expected future use of the buildings, and the buildings’ appraised market value.  Based upon this assessment, management determined that the net book value of the buildings was impaired as of April 30, 2016.  As a result, during the three months ended April 30, 2016, the Company recorded an impairment loss of approximately $0.4 million as a reduction of property, buildings and equipment, net in the condensed consolidated balance sheets and as additional administrative and indirect operating expenses in the condensed consolidated statements of operations.

Also during the three months ended April 30, 2016, the Company received net insurance proceeds of approximately $0.4 million related to storm damage to two of its buildings, which was recorded as a gain on insurance settlement in the condensed consolidated statements of operations.

7.	Lines of Credit

Unsecured lines of credit are summarized in the following table.

	Balance at
	April 30, 2016	July 31, 2015

Outstanding cash draws, recorded as lines of credit on the accompanying condensed consolidated balance sheets	$562,746	$672,272
Outstanding letters of credit to support operations	1,911,693	1,144,031
Total amounts used under lines of credit	2,474,439	1,816,303
Remaining amounts available under lines of credit	35,234,561	30,992,697
Total approved unsecured lines of credit	$37,709,000	$32,809,000

Contractual interest rates for lines of credit ranged from 2.50% to 15.60% at April 30, 2016.  The Company’s lenders have reaffirmed the lines of credit within the past twelve months.

8.	Debt and Capital Lease Obligations

Debt and capital lease obligations are summarized in the following table.
	Balance at
	April 30, 2016	July 31, 2015

Various bank loans and advances (interest rates ranging from 6.00% to 12.00% at April 30, 2016)	$216,775	$635,598
Capital lease obligations (interest rates ranging from 7.36% to 14.00% at April 30, 2016)	228,155	310,648
	444,930	946,246
Current portion of long-term debt and capital lease obligations	(225,422)	(551,148)
Long-term debt and capital lease obligations	$219,508	$395,098

The aggregate maturities of long-term debt and capital lease obligations as of April 30, 2016 are summarized in the following table.

February 2016 – January 2017	$225,422
February 2017 – January 2018	186,030
February 2018 – January 2019	12,547
February 2019 – January 2020	11,960
February 2020 – January 2021	8,971
Total	$444,930

9.	Income Taxes

The estimated effective tax rate increased to 96.4% for the nine months ended April 30, 2016 from 41.6% for the nine months ended May 2, 2015.  The increase in the effective tax rate is primarily due to the following items:

●	The Company had deferred tax assets of $0.9 million at October 31, 2015 related to its Brazilian operations. Based on available evidence, including recent cumulative operating losses, management determined that it is more likely than not that these deferred tax assets will not be realized. As a result, during the three months ended October 31, 2015, the Company recorded a valuation allowance of $0.9 million as a reduction of deferred tax assets on the condensed consolidated balance sheets and an addition to income tax expense on the condensed consolidated statements of operations.
●	$0.7 million of taxable dividends will be repatriated to the U.S. from foreign subsidiaries during the fiscal year ending July 31, 2016.
●	Operating losses were incurred by the Company’s majority owned subsidiary in Brazil for which no tax benefit was recognized in the Company’s consolidated tax provision.

The Company adopted the provisions of ASU 2015-17 (refer to Note 2 of these condensed consolidated financial statements) effective November 1, 2015, and has elected to adopt the guidance retrospectively.  As a result, deferred income tax assets of $2.7 million, which would have been reported as current assets prior to this accounting change, were included in non-current deferred income tax assets on the condensed consolidated balance sheets as of April 30, 2016.  Deferred income tax assets of $3.9 million that were classified as current assets at July 31, 2015 were reclassified and included in non-current deferred income tax assets.

10.	Other Accrued Liabilities

Other accrued liabilities are summarized in the following table.

	Balance at
	April 30, 2016	July 31, 2015

Allowance for project disallowances	$1,818,854	$2,242,813
Other	1,548,109	1,688,471
Total other accrued liabilities	$3,366,963	$3,931,284

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

	Three Months Ended		Nine Months Ended
	April 30, 2016	May 2, 2015	April 30, 2016	May 2, 2015

Balance at beginning of period	$1,818,854	$2,242,813	$2,242,813	$2,393,351
Reduction of settlement estimate recorded in prior periods	---	---	(423,959)	(150,538)
Balance at end of period	$1,818,854	$2,242,813	$1,818,854	$2,242,813

11.	Stock Award Plan

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

In October 2013, the Company awarded 16,387 Class A shares valued at $0.2 million from the Award Plan, which have a three year vesting period and will be fully vested in August 2016.  The Company recorded non-cash compensation expense of less than $0.1 million during the nine months ended April 30, 2016 and May 2, 2015 in connection with outstanding stock compensation awards.  Total unearned compensation costs related to outstanding stock awards were less than $0.1 million at April 30, 2016.  The "pool" of excess tax benefits accumulated in Capital in Excess of Par Value was $0 at April 30, 2016 and $0.1 million at July 31, 2015.

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

Cash Dividends

The Company declared and accrued $1.0 million of cash dividends during the nine months ended April 30, 2016 and May 2, 2015, which were paid in February 2016 and 2015, respectively.  The Company paid dividends of $1.0 million in August 2015 and 2014 that were declared and accrued in prior periods.

Stock Repurchase Plan

In August 2010, the Company’s Board of Directors approved a program for repurchase of 200,000 shares of Class A common stock (the “Stock Repurchase Plan”).  As of April 30, 2016, the Company repurchased 122,918 shares of Class A stock, and 77,082 shares had yet to be repurchased under the Stock Repurchase Plan.  The Company did not acquire any Class A shares under the Stock Repurchase Plan during the nine months ended April 30, 2016 or May 2, 2015.

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

The Company considers acquiring additional interests in majority owned subsidiaries when noncontrolling shareholders express their intent to sell their interests.  Acquisitions of noncontrolling interests are settled and recorded at amounts that approximate fair value.  Purchases of noncontrolling interests are recorded as reductions of shareholders’ equity on the condensed consolidated statements of shareholders’ equity.  The Company did not acquire additional interest in any of its majority owned subsidiaries during the nine months ended April 30, 2016.

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

The computation of earnings per share is included in the following table.

	Three Months Ended				Nine Months Ended
	April 30, 2016		May 2, 2015		April 30, 2016	May 2, 2015

Net income attributable to Ecology and Environment, Inc.		$174,603		$1,794,176	$357,374	$2,489,005
Dividends declared		---		---	(1,033,753)	(1,033,071)
Balance at end of period		$174,603		$1,794,176	$(676,379)	$1,455,934

Weighted-average common shares outstanding (basic and diluted)		4,290,720		4,287,460	4,290,106	4,288,067

Distributed earnings per share	$	---	$	---	$0.24	$0.24
Undistributed earnings per share		0.04		0.42	(0.16)	0.34
Total income per common share		$0.04		$0.42	$0.08	$0.58

14.	Segment Reporting

The Company reports segment information based on the geographic location of its customers (for revenues) and the location of its offices (for long-lived assets).  Revenue and long-lived assets by business segment are summarized in the following tables.

	Three Months Ended		Nine Months Ended
	April 30, 2016	May 2, 2015	April 30, 2016	May 2, 2015

Revenue, net by geographic location:
United States	$18,785,081	$21,577,386	$60,419,854	$60,995,999
Foreign countries (1)	6,432,959	8,818,350	19,502,927	30,819,913

(1)	Significant foreign revenues included revenues in Peru ($2.3 million and $5.0 million for the three months ended April 30, 2016 and May 2, 2015, respectively, and $8.2 million and $17.3 million for the nine months ended April 30, 2016 and May 2, 2015, respectively), Brazil ($1.2 million and $1.4 million for the three months ended April 30, 2016 and May 2, 2015, respectively, and $3.2 million and $6.7 million for the nine months ended April 30, 2016 and May 2, 2015, respectively) and Chile ($1.9 million and $1.7 million for the three months ended April 30, 2016 and May 2, 2015, respectively, and $5.8 million and $4.8 million for the nine months ended April 30, 2016 and May 2, 2015, respectively).

	Balance at
	April 30, 2016	July 31, 2015
Long-Lived Assets by geographic location:
United States	$5,193,663	$5,745,728
Foreign countries	1,147,117	1,367,966

15.	Commitments and Contingencies

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

On February 4, 2011, the Chico Mendes Institute of Biodiversity Conservation of Brazil (the “Institute”) issued a Notice of Infraction to ecology and environment do brasil Ltda (“E&E Brasil”), a majority-owned subsidiary of EEI.  The Notice of Infraction concerned the taking and collecting species of wild animal specimens without authorization by the competent authority and imposed a fine of 520,000 Reais against E&E Brazil.   The Institute also filed Notices of Infraction against four employees of E&E Brasil alleging the same claims and imposed fines against those individuals that, in the aggregate, were equal to the fine imposed against E&E Brasil.  No claim has been made against EEI.

E&E Brasil has filed court claims appealing the administrative decisions of the Institute for E & E Brasil’s employees that: (a) deny the jurisdiction of the Institute; (b) state that the Notice of Infraction is constitutionally vague; and (c) affirmatively state that E&E Brasil had obtained the necessary permits for the surveys and collections of specimens under applicable Brazilian regulations and that the protected conservation area is not clearly marked to show its boundaries.  The claim of violations against one of the four employees was dismissed, the remaining three employees have fines assessed against them that are being appealed through the federal courts. Violations against E&E Brasil are pending agency determination.  If a fine is assessed against E&E Brasil, an appeal will be filed.  As of April 30, 2016, the Company recorded a reserve of approximately $0.3 million in other accrued liabilities related to these claims.

Contract Termination Provisions

Certain contracts contain termination provisions under which the customer may, without penalty, terminate the contracts upon written notice to the Company.  In the event of termination, the Company would be paid only termination costs in accordance with the particular contract.  Termination costs generally include unpaid costs incurred to date, earned fees and any additional costs directly allocable to the termination.  The Company did not experience early termination of any material contracts during the six months ended April 30, 2016 or May 2, 2015.

16.	Sale of Subsidiary

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

ECSI’s total assets were $1.1 million and $1.6 million at July 31, 2015 and 2014, respectively.  EEI’s share of net income (loss) reported by ECSI was less than $0.1 million and $(0.3) million for the nine months ended April 30, 2016 and the fiscal year ended July 31, 2015, respectively.  Effective with consummation of the sale in October 2015, ECSI and its owners are no longer related parties to EEI or any of its consolidated subsidiaries.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report on Form 10-Q (the “Quarterly Report”) to “EEI” refer to Ecology and Environment, Inc., a New York corporation.  References to “the Company,” “we,” “us,” “our,” or similar terms refer to EEI together with its consolidated subsidiaries.

Executive Overview

The Company reported net income of $0.2 million ($0.04 per share) for the quarter ended April 30, 2016, a $1.6 million decrease from net income of $1.8 million ($0.42 per share) reported for the same quarter of the previous year.  For the first nine months of fiscal 2016, net income was $0.4 million ($0.08 per share), a decrease of $2.1 million from net income of $2.5 million ($0.58 per share) for the same period last year.

Income before income tax provision was $0.8 million for the quarter ended April 30, 2016, which represented a $2.4 million decrease from income of $3.2 million for the same quarter of the previous fiscal year.  For the first nine months of fiscal 2016, income before income tax provision was $3.1 million, or $2.2 million lower than income of $5.3 million for the same period in the prior fiscal year.

Revenue, net by geographic location is summarized in the following table:

	Three Months Ended		Nine Months Ended
	April 30, 2016	May 2, 2015	April 30, 2016	May 2, 2015

Revenue, net by geographic location:
United States	$18,785,081	$21,577,386	$60,419,854	$60,995,999
Foreign countries	6,432,959	8,818,350	19,502,927	30,819,913

During the second quarter of fiscal year 2015, severe weather in much of the U.S. and delays in approval of funding for certain government projects resulted in postponement of significant project activity to the following quarter.  As a result, project activity and revenues for the quarter ended May 2, 2015 were significantly higher than that normally recorded by EEI for the third quarter of its fiscal year.

During the quarter ended April 30, 2016, revenues from U.S. operations decreased 13% compared with the same quarter of the prior fiscal year.  In addition to the return to a more normal level of operations compared with the same quarter last year, EEI also experienced a distinct shift of direct labor hours from commercial projects for which selling rates are openly negotiated from project to project, to government projects for which selling rates tend to be lower than commercial rates.

Revenues from foreign operations decreased 27% and 37% during the quarter and nine months ended April 30, 2016, respectively.  Lower energy sector revenues from operations in Peru and Brazil were partially offset by higher transmission and energy sector revenues from Chilean operations.  Lower revenues were partially offset by lower operating expenses in Peru and Brazil.

Global economic trends in commodity prices have had a significant negative impact on energy and mining sector project activity in South America, particularly in Peru and Brazil.  Certain energy sector projects in Peru that contributed significant revenues during fiscal years 2014 and 2015 were completed during fiscal year 2015 and were not replaced with new project activity.  Revenues from operations in Peru decreased $2.7 million (54%) and $9.1 million (53%) during the current quarter and the first nine months of fiscal year 2016, respectively, as compared with the same periods of the prior year.

Our Brazilian operations have also been adversely affected by a broad economic downturn and weakening of the Brazilian Real in relation to the U.S. dollar.  Revenues from our Brazilian operations decreased $0.2 million (14%) and $3.3 million (51%) during the current quarter and the first nine months of fiscal year 2016, as compared with the same periods of the prior year.  In addition, corporate bankruptcies and other liquidity issues experienced by our clients in Brazil have negatively impacted our ability to bill and collect certain outstanding receivables, resulting in higher bad debt expense during the current year.  During the first quarter of fiscal year 2016, the Company determined that $0.9 million of deferred tax assets related to its Brazilian operations is not likely to be realized, and recorded a valuation allowance of $0.9 million as a reduction of deferred tax assets and an addition to income tax provision expense.  As a result, the Company’s income tax provision expense and effective tax rate are significantly higher for the first nine months of fiscal year 2016 than that recorded for prior reporting periods.

Refer to Results of Operations below for additional commentary regarding revenues, operating expenses and income taxes.

Liquidity and Capital Resources

Cash and cash equivalents decreased $0.5 million during the first nine months of 2016.  Excluding payment of $2.1 million of dividends to shareholders, which were approved on a discretionary basis by the Company’s Board of Directors, cash generated from operations exceeded cash required to fund investing and financing activities by $1.6 million during the nine-month period.

We maintain $37.7 million of unsecured lines of credit available for working capital and letters of credit as of April 30, 2016, at contractual interest rates ranging from 2.50% to 15.60%.  Total amounts used under lines of credit were $2.5 million and $1.8 million at April 30, 2016 and July 31, 2015, respectively.  Our lenders have reaffirmed the lines of credit within the past twelve months.

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

In February 2016, two of the Company’s majority owned subsidiaries in South America declared a total of $1.1 million of dividends to its shareholders.  After local tax withholdings, $0.3 million were expected to be paid to minority shareholders and $0.7 million will be repatriated to the U.S. during the second half of fiscal year 2016.  The Company repatriated $0.6 million of dividends from foreign subsidiaries during the nine months ended April 30, 2016, and expects to repatriate an additional $0.1 million during the fourth quarter of fiscal year 2016.

Contract Receivable Concentrations

Contract Receivable Concentrations

Significant concentrations of contract receivables and the allowance for doubtful accounts and contract adjustments are summarized in the following table.

	Balance at April 30, 2016		Balance at July 31, 2015
Region	Contract Receivables	Allowance for Doubtful Accounts and Contract Adjustments	Contract Receivables	Allowance for Doubtful Accounts and Contract Adjustments

United States, Canada and South America	$35,150,132	$903,641	$43,629,044	$1,042,570
Middle East and Africa	5,061,796	4,894,453	5,066,789	4,894,453
Asia	45,000	---	124,584	17,238
Totals	$40,256,928	$5,798,094	$48,820,417	$5,954,261

Lower contract receivables in the U.S., Canada and South America from July 31, 2015 to April 30, 2016 were partially due to a significant reduction in South American operating revenues during fiscal year 2016, and partially due to a normal seasonal reduction of revenues in the U.S. during the quarter ended April 30, 2016, as compared with the quarter ended July 31, 2015.

Combined contract receivables related to projects in the Middle East, Africa and Asia represented 13% and 11% of total contract receivables at April 30, 2016 and July 31, 2015, respectively, while the combined allowance for doubtful accounts and contract adjustments related to these projects represented 84% and 82% of the total allowance for doubtful accounts and contract adjustments at those same period end dates.  These allowance percentages highlight the Company’s experience of heightened operating risks (i.e., political, regulatory and cultural risks) within these foreign regions in comparison with similar risks in the United States, Canada and South America, which result in increased collection risks and the risk of the Company expending resources that it may not recover for several months, or at all.

In recent months, the Company’s Brazilian operations have been adversely affected by an economic downturn and weakening of the Brazilian Real in relation to the U.S. dollar.  The total scope and duration of the downturn and the ultimate impact that it will have on the Company’s Brazilian operations are uncertain.  Management is monitoring any adverse trends or events that may impact the realizability of the recorded net book value of contract receivables from customers in Brazil.  The Company recorded $0.1million and less than $0.1 million of additional allowance for doubtful accounts during the three months ended April 30, 2016 and May 2, 2015, respectively, and $0.3 million and less than $0.1 million of additional allowance for doubtful accounts during the nine months ended April 30, 2016 and May 2, 2015, respectively.

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

Substantially all of our revenue is derived from environmental consulting work.  The consulting revenue is principally derived from the sale of labor hours.  The consulting work is performed under a mix of fixed price, cost-type, and time and material contracts.  Contracts are required from all customers.  Revenue is recognized as follows:

Contract Type	Work Type	Revenue Recognition Policy

Time and materials	Consulting	As incurred at contract rates.
Fixed price	Consulting	Percentage of completion, approximating the ratio of either total costs or Level of Effort (LOE) hours incurred to date to total estimated costs or LOE hours.
Cost-plus	Consulting	Costs as incurred. Fixed fee portion is recognized using percentage of completion determined by the percentage of LOE hours incurred to total LOE hours in the respective contracts.

Revenue, net associated with these contract types are summarized in the following table.

	Three Months Ended		Nine Months Ended
	April 30, 2016	May 2, 2015	April 30, 2016	May 2, 2015

Time and materials	$12,841,419	$14,764,372	$40,064,659	$43,432,153
Fixed price	9,315,934	13,044,854	30,833,038	41,469,592
Cost-plus	3,060,687	2,586,510	9,025,084	6,914,167
Total revenue by contract type	$25,218,040	$30,395,736	$79,922,781	$91,815,912

Revenue, net and revenue less subcontract costs, by business entity, are summarized in the following table.

	Three Months Ended		Nine Months Ended
	April 30, 2016	May 2, 2015	April 30, 2016	May 2, 2015

Revenue, net by entity:
EEI and its wholly owned subsidiaries (excluding Walsh)	$18,137,659	$19,770,727	$56,577,802	$54,940,035
Walsh and its majority owned subsidiaries	3,882,460	7,077,628	13,005,492	24,031,668
EEI’s majority-owned subsidiaries:
Ecology & Environment do Brasil, Ltda (“E&E Brasil”)	1,201,707	1,417,675	3,232,443	6,658,402
Gestion Ambiental Consultores S.A. (“GAC”)	1,949,465	1,676,206	5,832,346	4,848,193
ECSI	---	683,558	708,410	1,979,399
	25,171,291	30,625,794	79,356,493	92,457,697
Less: Net contract (adjustments) recoveries recorded during the period	46,749	(230,058)	566,288	(641,785)
Revenue, net per consolidated statements of income	$25,218,040	$30,395,736	$79,922,781	$91,815,912

Gross revenue less subcontract costs, by entity:
EEI and its wholly owned subsidiaries (excluding Walsh)	$15,624,610	$16,954,696	$46,958,378	$46,023,615
Walsh and its majority owned subsidiaries	3,055,179	5,453,379	9,840,869	18,486,471
EEI’s majority-owned subsidiaries:
E&E Brasil	1,079,183	1,322,771	2,886,230	6,058,311
GAC	1,524,836	1,404,824	4,921,458	4,262,319
ECSI	---	671,557	537,204	1,932,940
Total	$21,283,808	$25,807,227	$65,144,139	$76,763,656

Revenue less subcontract costs is a key performance measurement for our business.  EEI and wholly-owned subsidiary revenue less subcontract costs decreased 8% during the quarter ended April 30, 2016.  During the second quarter of fiscal year 2015, severe weather in much of the U.S. and delays in approval of funding for certain government projects resulted in postponement of significant project activity to the following quarter.  As a result, project activity and revenues for the quarter ended May 2, 2015 were significantly higher than that normally recorded by EEI for the third quarter of its fiscal year.  In addition to the return to a more normal level of operations during the current quarter, as compared with the same quarter last year, EEI also experienced a distinct shift of direct labor hours from commercial projects for which selling rates are openly negotiated from project to project, to government projects for which selling rates tend to be lower than commercial rates.

Walsh revenues decreased 44% and 47% during the quarter and nine months ended April 30, 2016, respectively, primarily due to lower energy sector revenues from its operations in Peru.

E&E Brasil revenues decreased 18% and 52% during the quarter and nine months ended April 30, 2016 mainly due to lower energy transmission sector revenues.  A broad economic downturn in Brazil, including a weakening Brazilian Real in relation to the U.S. dollar, continues to have a negative impact on our Brazilian operations and earnings.

GAC revenues increased 9% and 15% during the quarter and nine months ended April 30, 2016, respectively, due to higher transmission and renewable energy sector revenues.

ECSI revenues decreased 100% and 72% during the quarter and nine months ended April 30, 2016, respectively.  As described in Note 16 of the accompanying condensed consolidated financial statements, the Company sold its investment in ECSI in October 2015.

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

Net contract adjustments are summarized by region in the following table.

	Three Months Ended		Nine Months Ended
	April 30, 2016	May 2, 2015	April 30, 2016	May 2, 2015

Net contract recoveries (adjustments) recorded as additions to (reductions from) revenue:
United States, Canada and South America	$46,749	$69,942	$556,050	$245,549
Middle East and Africa	---	(300,000)	---	(887,334)
Asia	---	---	10,238	---
Totals	$46,749	$(230,058)	$566,288	$(641,785)

United States, Canada and South America

Contract adjustments related to projects in the United States, Canada and South America typically result from:

•	cost overruns from current or recently completed projects, recorded as reduction from revenue on the consolidated statements of operations;
•	recoveries of cost overruns recorded as contract adjustments in prior reporting periods, recorded as additions to revenue on the consolidated statements of operations;
•	estimated contract settlements recorded as reductions from revenue on the consolidated statements of operations; or
•	adjustments to contract settlements recorded in prior reporting periods, recorded as additions to or reductions from revenue on the consolidated statements of operations.

For the nine months ended April 30, 2016, net contract adjustments recorded as additions to revenue mainly resulted from a $0.4 million reduction of a contract disallowance estimate recorded in prior years.  The allowance for project disallowances, reported in other accrued liabilities on the consolidated balance sheets, represents estimated disallowances of amounts billed and collected resulting from contract close-outs and government audits.  Allowances for project disallowances are recorded when the amounts are estimable, and may be revised during subsequent reporting periods when estimates of settlement amounts become more certain.  Refer to Note 9 of the condensed consolidated financial statements included in Item 1 of this Form 10-Q for additional disclosures regarding the allowance for project disallowances.

Middle East and Africa

Contract adjustments related to projects in the Middle East, Africa and Asia typically result from difficulties encountered while attempting to settle claims and issues that may be several years old.

Net contract adjustments recorded for projects in the Middle East and Africa during the three and nine months ended May 2, 2015 resulted from increased reserves related to a specific project in the Middle East.  Due to ongoing difficulties with settlement and close-out of the project, management increased the related reserve to 93% of the $4.9 million contract receivable balance at May 2, 2015.  The reserve was subsequently increased to 100% of the related receivable balance by July 31, 2015.  Management continues to maintain open dialogue with this client, and to seek assistance through all possible official channels, in order to ensure a favorable settlement of this contract receivable balance.

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

	Three Months Ended		Nine Months Ended
	April 30, 2016	May 2, 2015	April 30, 2016	May 2, 2015

EEI and its wholly owned subsidiaries (excluding Walsh)	$6,692,419	$7,207,506	$20,719,855	$20,232,334
Walsh and its majority owned subsidiaries	1,310,444	2,347,983	4,079,282	8,267,107
EEI’s majority-owned subsidiaries:
E&E Brasil	674,232	730,627	1,907,731	3,157,758
GAC	602,051	932,813	2,674,205	2,638,317
ECSI	---	307,049	279,157	886,421
Total cost of professional services and other direct operating expenses	$9,279,146	$11,525,978	$29,660,230	$35,181,937

Total direct operating expenses decreased 19% and 16% during the quarter and nine months ended April 30, 2016, respectively, as compared with the same periods of the prior fiscal year.  With the exception of operations in Chile, project-related sales volumes and related costs were generally lower during the third quarter of fiscal year 2016, as compared with the previous year.  The sale of the Company’s majority investment in ECSI in October 2015 also contributed to lower direct operating expenses during fiscal year 2016.

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

	Three Months Ended		Nine Months Ended
	April 30, 2016	May 2, 2015	April 30, 2016	May 2, 2015

EEI and its wholly owned subsidiaries (excluding Walsh)	$8,227,918	$6,714,901	$23,551,347	$21,797,612
Walsh and its subsidiaries	1,463,778	2,251,759	4,745,585	7,580,620
EEI’s majority-owned subsidiaries:
E&E Brasil	737,339	808,645	2,415,519	3,049,788
GAC	761,165	358,695	1,531,348	977,780
ECSI	---	424,807	253,345	1,466,654
Total Administrative and indirect operating expenses and marketing and related costs	$11,190,200	$10,558,807	$32,497,144	$34,872,454

Total indirect operating expenses increased 6% and decreased 7% during the quarter and nine months ended April 30, 2016, respectively, as compared with the same periods of the prior fiscal year.  Indirect expenses for EEI and its wholly owned subsidiaries increased 23% for the current quarter, due mainly to the following activity:

•	As summarized above for revenues, net, project activity and revenues for the quarter ended May 2, 2015 were significantly higher than that normally recorded by EEI for the third quarter of its fiscal year. As a result, utilization of technical staff for billable projects was also higher than normal, resulting in lower than normal hours charged to unbillable activities, such as marketing, professional development, and training activities during that quarter. The return to a more normal level of operations during the quarter ended April 30, 2016 resulted in a more normal level of hours charged to unbillable activities by technical staff.
•	The company recorded an impairment loss of $0.4 million during the quarter ended April 30, 2016 related to a vacant building (refer to Note 6 of the condensed consolidated financial statements, included in Part I, Item 1 of this Form 10-Q).
•	Rollout of project management and health and safety training programs for technical staff.

Higher indirect expenses in GAC for the first nine months of fiscal year 2016 were partially due to a higher level of administrative cost necessary to support growing project work volumes, and partially due to $0.3 million of specific bonuses paid or accrued for three key managers.

Higher expenses noted above for EEI and GAC were more than offset by lower expenses recorded by other subsidiaries during the first nine months of fiscal year 2016.  In response to reduced operating revenues during fiscal year 2016, management implemented targeted cost reductions in our operations in Peru and Brazil.  Our sale of ECSI in October 2015 also resulted in lower indirect operating expenses during fiscal year 2016.

Targeted cost reductions in our Brazilian operations during fiscal year 2016 were offset by the following incremental expenses:

•	Corporate bankruptcies and other liquidity issues experienced by our clients in Brazil have had a negative impact on our ability to collect certain outstanding contract receivables. As a result, we recorded $0.1million and $0.3 million of bad debt expense in administrative and indirect operating expenses during the three months and nine months ended April 30, 2016, respectively, compared with additional allowance for doubtful accounts of less than $0.1 million during the same periods of the prior fiscal year.
•	During the quarter ended January 31, 2016, management increased its estimate of probable loss associated with litigation in Brazil by $0.2 million. Refer to Note 15 of the accompanying condensed consolidated financial statements for additional information regarding this litigation.

Management continues to review operating costs and processes for all of its consolidated operations, particularly those within its South American subsidiaries, for opportunities to improve operating efficiency and reduce expenses.

Other Income

During the three months ended April 30, 2016, the Company received net insurance proceeds of approximately $0.4 million related to storm damage to two of its buildings, which was recorded as a gain on insurance settlement in the condensed consolidated statements of operations.

Income Taxes

The estimated effective tax rate increased to 96.4% for the nine months ended April 30, 2016 from 41.6% for the nine months ended May 2, 2015.  The increase in the effective tax rate is primarily due to the following items:

•	The Company had deferred tax assets of $0.9 million at October 31, 2015 related to its Brazilian operations. Based on available evidence, including recent cumulative operating losses, management determined that it is more likely than not that these deferred tax assets will not be realized. As a result, during the three months ended October 31, 2015, the Company recorded a valuation allowance of $0.9 million as a reduction of deferred tax assets on the condensed consolidated balance sheets and an addition to income tax expense on the condensed consolidated statements of operations.
•	$0.7 million of taxable dividends will be repatriated to the U.S. from foreign subsidiaries during the fiscal year ending July 31, 2016.
•	Operating losses were incurred by E&E Brazil for which no tax benefit was recognized in the Company’s consolidated tax provision.

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

Inflation

Inflation did not have a material impact on our business during the nine months ended April 30, 2016 and May 2, 2015 because a significant amount of our contracts are either cost based or contain commercial rates for services that are adjusted annually.

Off-Balance Sheet Arrangements

We had outstanding letters of credit, drawn under our lines of credit to support operations, of $1.9 million and $1.1 million at April 30, 2016 and July 31, 2015, respectively.  Other than these letters of credit, we did not have any off-balance sheet arrangements as of April 30, 2016 or July 31, 2015.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Revenues from international operations represented 24% and 34% of total revenues for the nine months ended April 30, 2016 and May 2, 2015, respectively.  International operations are subject to a number of risks, including but not limited to:

•	greater counterparty risk, leading to longer collection cycles and potentially uncollectible accounts;
•	currency fluctuations;
•	logistical and communication challenges;
•	exposure to liability and sanctions under the Foreign Corrupt Practices Act;
•	exposure to liability and sanctions under laws and regulations established by foreign jurisdictions in which we conduct business;
•	lack of developed legal systems to enforce our contractual rights;
•	unstable or deteriorating economic and/or political conditions in foreign markets;
•	civil disturbance, unrest or violence;
•	difficulties in staffing international operations with appropriately credentialed and trained personnel; and
•	global financial trends and events, such as depressed commodity prices, that may have negative impact on our operations or impair the value of assets recorded by foreign subsidiaries.

Failure to manage these risks effectively may result in harm to our overall operations and significantly reduce our future revenues, earnings and available liquidity.

Our Brazilian operations continue to be adversely affected by an economic downturn and weakening of the Brazilian Real in relation to the U.S. dollar.  The total scope and duration of the downturn and the ultimate impact that it will have on our Brazilian operations are uncertain.  EEI management is monitoring economic conditions and the business climate in Brazil, and is working closely with management in Brazil to develop a sound strategy to minimize adverse impacts on operations.

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

Internal Controls

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended April 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company is a named defendant in legal actions arising out of the normal course of business.  The Company is not a party to any pending legal proceeding, the resolution of which the management believes will have a material adverse effect on the Company’s results of operations, financial condition or cash flows, or to any other pending legal proceedings other than ordinary, routine litigation incidental to its business.  The Company maintains liability insurance against risks arising out of the normal course of business.  The Company’s legal proceedings are disclosed in Note 15 of the condensed consolidated financial statements, included in Part I, Item 1 of this Form 10-Q.

Item 2.	Changes in Securities and Use of Proceeds

 (e)  Purchased Equity Securities.  In August 2010, the Company’s Board of Directors approved a 200,000 share repurchase program.  The following table summarizes the Company’s purchases of its common stock during the nine months ended April 30, 2016 under this share repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Share Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

August 2015	---	---	---	77,082
September 2015	---	---	---	77,082
October 2015	---	---	---	77,082
November 2015	---	---	---	77,082
December 2015	---	---	---	77,082
January 2016	---	---	---	77,082
February 2016	---	---	---	77,082
March 2016	---	---	---	77,082
April 2016	---	---	---	77,082

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a)	31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Registrant filed a Current Report on Form 8-K on November 11, 2015 to announce the dismissal of Schneider Downs & Co., Inc. as its independent registered public accounting firm, and the engagement of Ernst & Young LLP as its newly appointed independent registered public accounting firm, effective November 6, 2015.

(c)	Registrant filed a Current Report on Form 8-K on February 19, 2016 to announce that a letter was issued to Mill Road Capital II, L.P. (“MRC”) in response to MRC's Form 13D filing with the Securities and Exchange Commission dated July 23, 2015, and to a subsequent letter received from MRC offering to lead a going-private transaction for E & E.

(d)	Registrant filed a Current Report on Form 8-K on February 26, 2016 to report submission of matters to a vote of security holders. At the Company’s Annual Meeting of Stockholders held on February 25, 2016, shareholders: (a) elected two (2) Class A nominees and five (5) Class B nominees as Directors of the Company; (b) approved an amendment and restatement of the Company’s amended By-Laws, except for the amendment to Article V, Section 2; (c) approved an amendment to the Company’s By-Laws concerning Article V, Section 2; (d) approved an amendment to the Company’s Restated Certificate of Incorporation; and (e) through one (1) advisory vote approved the compensation paid to the Company’s Named Executives.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ecology and Environment, Inc.

Date: June 14, 2016	By:	/s/ H. John Mye III
H. John Mye III
Chief Financial Officer and Treasurer Principal Financial and Accounting Officer