Form 10-K
period 2016-07-31
ECOLOGY & ENVIRONMENT INC
filed 2016-11-15
CIK 809933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended July 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑

Exhibit Index on Page 67.

The aggregate market value of the Class A Common Stock held by non-affiliates as of January 31, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter) was $28,872,825.  This amount is based on the closing price of the registrant’s Class A Common Stock on the National Association of Securities Dealers Automated Quotations (NASDAQ) Stock Market for that date.  Shares of Class A Common Stock held by the executive officers and directors of the registrant are not included in this computation.

As of September 30, 2016, 3,000,956 shares of the registrant's Class A Common Stock, $.01 par value (the "Class A Common Stock") were outstanding, and 1,293,146 shares of the registrant's Class B Common Stock, $.01 par value (the "Class B Common Stock") were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Registration Statement on Form S-1, as amended by Amendment Nos. 1 and 2 (Registration No. 33-11543), portions of the Company's Form 10-K for fiscal years ended July 31, 2002, 2003, 2004, 2010 and 2011, portions of the Company’s Definitive Proxy Statement (Schedule 14A) dated December 13, 2011, portions of the Company’s Definitive Proxy Statement (Schedule 14A) dated January 21, 2016, and the Company’s Current Report on Form 8-K dated August 21, 2013 are incorporated by reference in Part IV of this Form 10-K.

PART I

Item 1.       Business

References in this Annual Report on Form 10-K (the “Annual Report”) to “EEI” refer to Ecology and Environment, Inc., a New York corporation.  References to “the Company,” “we,” “us,” “our,” or similar terms refer to EEI together with its consolidated subsidiaries.

Organization and Background

EEI was incorporated in February 1970 as a global broad-based environmental consulting firm with an underlying philosophy to provide professional services worldwide so that sustainable economic and human development may proceed with acceptable impact on the environment.  Together with its subsidiaries, EEI has direct and indirect ownership in 7 active wholly-owned and majority-owned operating subsidiaries in 5 countries.  Our staff is comprised of individuals representing numerous scientific, engineering, health, and social disciplines working together in multidisciplinary teams to provide innovative environmental solutions.  Our consolidated group of companies have completed thousands of projects for a wide variety of clients including some of the most iconic, high-profile projects in the world.  Our revenues originate from federal, state and local governments, domestic private clients, and private and governmental international clients.

Fiscal Year 2016 Operations Overview

Consolidated net income attributable to EEI decreased to $0.9 million for the fiscal year ended July 31, 2016, a 74% reduction from the prior fiscal year.  Selected financial information by business segment is summarized in the following table.

	Fiscal Year Ended July 31,
	2016	2015	2014
	(in thousands)
EEI and its subsidiaries located in the United States:
Net revenue less subcontract costs (1)	$69,724	$73,264	$73,764
Direct operating expenses (2)	30,363	32,278	30,731
Indirect operating expenses (3)	34,130	35,602	42,102
Income (loss) before income tax provision	4,652	4,592	(2,790)
Net income (loss) attributable to EEI	2,026	1,039	(2,805)

Subsidiaries located in South America:
Net revenue less subcontract costs	17,543	30,344	33,432
Direct operating expenses	9,149	15,214	18,537
Indirect operating expenses	8,245	10,288	10,872
Income before income tax provision	(189)	4,444	3,613
Net (loss) income attributable to EEI	(1,081)	2,988	2,058

Other foreign subsidiaries:
Net revenue less subcontract costs	---	---	402
Direct operating expenses	---	8	181
Indirect operating expenses	95	1,147	1,506
Loss before income tax provision	(96)	(1,067)	(1,270)
Net loss attributable to EEI	(59)	(631)	(636)

(1)	Net revenue less subcontract costs represents the net of revenue, net, and subcontract costs from the consolidated statements of operations.
(2)	Direct operating expenses consist of cost of professional services and other direct operating expenses from the consolidated statements of operations.
(3)	Indirect operating expenses consist of administrative and indirect operating expenses and marketing and related costs from the consolidated statements of operations.

Dispositions of Subsidiaries

During fiscal year 2014, EEI management initiated a long-term strategy to assess the operations of all subsidiaries with the goal of improving consolidated financial performance by selling, winding down or reorganizing unprofitable subsidiaries.  During fiscal year 2016, EEI completed the following transactions or activities related to subsidiaries that experienced operating losses during prior fiscal years:

●	EEI consummated the sale of a majority owned subsidiary located in Kentucky.
●	EEI curtailed the operations of a wholly owned subsidiary located in Colorado, and combined its remaining operations into EEI’s corporate headquarters in Buffalo, New York.
●
Other foreign operations has historically included operations in the Middle East, northern Africa and Asia.  During fiscal year 2014, due to growing operational risks, management decided to wind down existing operations and not to seek or accept any new work within these regions.  During fiscal year 2016, management successfully terminated all remaining contracts and operations within these regions.

Lower net revenues were more than offset by lower operating expenses during fiscal year 2016 as a result of this activity.

U.S. Operations

Excluding disposition of subsidiaries noted above, net income attributable to EEI from U.S. operations decreased 34% during fiscal year 2016, as compared with the prior year.  Global economic trends in oil, gas and commodity prices continued to have a negative impact on revenues from energy and mining sectors in the U.S.  EEI also experienced a distinct shift of direct labor hours during fiscal year 2016 from commercial projects, for which selling rates are openly negotiated from project to project, to government projects, for which selling rates tend to be lower than commercial rates.  In addition, competitive pricing pressure continues to have a negative impact on revenues for many of EEI’s market sectors.

South American Operations

We have significant majority-owned operating subsidiaries in Chile, Brazil and Peru, and a smaller subsidiary in Ecuador.  Our Chilean operations experienced strong revenue and earnings growth during fiscal year 2016.

Significant energy sector project work was completed in Peru late in fiscal year 2015 and early in fiscal year 2016, which was not replaced during fiscal year 2016.  Revenues and net income from Peruvian operations decreased 59% and 98%, respectively, during fiscal year 2016.

Brazilian revenues and earnings continue to be adversely affected by a broad economic downturn and political upheaval.  Brazilian revenues decreased 42% during fiscal year 2016.  Additionally, as a result of recurring losses during recent years and in fiscal year 2016, our Brazilian subsidiary recorded a $0.9 million valuation reserve related to deferred tax assets recorded in prior years and was unable to recognize any tax benefit from fiscal year 2016 operating losses.  The net loss from Brazilian operations increased $1.4 million to a loss of $1.7 million for fiscal year 2016.  EEI management continues to work closely with management in Brazil to implement a business development strategy that is responsive to current economic conditions while also reducing operating costs and improving operating efficiency.

Environmental Consulting Services Offered

We offer consulting services to commercial and government clients in a variety of service sectors, which include the following:

Government START Contract

We provide support services to the United States Environmental Protection Agency (the “EPA”) for response and site assessment activities related to the release and threat of release of oil, petroleum products, hazardous substances, weapons of mass destruction or pollutants or contaminants that pose an actual or potential threat to human health or welfare, or to the environment.  To date, we have supported the EPA under more than 40 contracts with a total award value exceeding $1 billion.

In July 2013, the EPA awarded us with renewal of a contract known as START IV to provide continuing support to EPA Region 10, which covers the four state territory of Alaska, Idaho, Washington and Oregon.  This is a combination time and materials/cost plus contract with a base term of three years and two two-year option periods, for a total potential contract term of seven years.  During fiscal year 2016, the EPA awarded the first of the option periods to EEI.  This contract contains termination provisions under which the EPA may, without penalty, terminate the contract during the contract term upon written notice to us.  In the event of termination, we would be paid only termination costs in accordance with the contract.  We have never had a contract terminated during the contract term by the EPA.

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

●	Electric Transmission

Our comprehensive approach to transmission project siting and permitting has developed from experience on over 16,000 miles of transmission line, including underwater and underground DC lines, urban rebuilds, and renewable generation interconnections.  We prepare feasibility studies, evaluate alternative routes, analyze environmental impacts, and acquire needed certificates, approvals, and permits for electric transmission facilities worldwide to bring renewable energy from its source to regional population centers as well as to upgrade aging infrastructure.  Recognizing the increasing need for proactive public involvement, we work closely with our clients to effectively engage stakeholders and identify environmental constraints, community concerns, and permitting requirements early.

●	Pipelines

To date, we have worked on more than 250 projects in the pipeline industry involving more than 50,000 miles of pipeline systems.  Our extensive experience includes route selection, evaluation of alternatives, field surveys, regulatory compliance and permit support, preparation of environmental monitoring and restoration plans, and environmental inspection, including development of quality assurance specifications.

●	Offshore Energy

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

We prepare third-party Environmental Impact Statements (“EISs”) and Environmental Impact Assessments (“EIAs”), Deepwater Port Applications, and Federal Energy Regulation Commission (“FERC”) Environmental Reports (“ERs”).  We also perform siting/feasibility studies, plankton surveys, marine mammal acoustic impact modeling, dredging impact studies, coastal zone consistency evaluations, risk assessments, and marine vessel traffic studies, and develop and implement comprehensive plans for stakeholder engagement/outreach.

●	Wind Energy

We have extensive experience providing strategic environmental consulting services to wind energy developers and are a consulting member of the American Wind Energy Association (“AWEA”).  Our nationwide team has collectively worked on more than 450 wind energy projects in 38 states, helping clients successfully develop wind projects capable of producing more than 6,000 megawatts (“MWs”) of environmentally safe, renewable electricity.  Our direct experience with wind energy development, from initial siting studies through construction and mitigation monitoring of completed wind energy projects, allows us to anticipate potential project delays and resolve issues to keep client projects on schedule.

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

●	Solar Energy

We have assisted solar developers to permit and build projects powering more than 6,000 MWs of clean, renewable energy in 23 states.  We have worked on more than 150 solar assignments, supporting all phases of solar energy development, including critical issues analyses, feasibility and siting studies, permitting and due diligence audits, environmental impact assessments, project permitting and construction monitoring and operational compliance.

Natural Resource Management and Restoration

Our approach to restoration design focuses on mimicking natural systems in form, function, and process—developing practical strategies for sustainable design and uplift.  We conceive and design environmental restoration projects that restore affected habitat through the efficient and innovative integration of biological and engineering solutions.  We assist our clients in meeting their goals by applying restoration measures to mine reclamation, contaminated sediment remediation, land development strategies, recreational planning, comprehensive watershed planning, and threatened and endangered species protection.  Current work also includes helping clients such as the US Army Corps of Engineers address invasive species such as hydrilla and algal blooms in the Great Lakes watershed.  Through our work with The Nature Conservancy, we are also helping to restore areas on the Gulf Coast.

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

Water Resources

Water supply, water quality and watershed management issues are becoming increasingly intertwined as communities face mounting difficulties securing future resources.  Water resource planning and management projects present diverse challenges ranging from understanding complex hydrologic systems to highly charged political issues and solutions must address stakeholder concerns, water rights, permitting requirements, ecosystem sustainability, public health, water supply, water quality, and economic feasibility. EEI’s water resource management practice includes work in water resources engineering, water studies and planning, and environmental restoration.  We have experience working in the world’s most important water systems, including the Florida Everglades, Louisiana Coastline, Sacramento-San Francisco Bay Delta, Great Lakes, Hudson River, Chesapeake Bay, Puget Sound, Amazon River Basin, Yangtze River Basin, and many others.

Planning

●	Environmental Planning and Assessment

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

●	Military Master Planning and Land Use Compatibility Studies

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

Regulatory Compliance

The federal governments of the U.S. and other countries where we operate have enacted numerous environmental laws governing a wide range of topics. Similarly, most U.S. state legislatures have enacted laws to prevent and correct environmental problems.  Our operations are also influenced by international laws, treaties, conventions, and regulations designed to protect the environment.  These laws and regulations help to create the demand for the multidisciplinary consulting services we offer.  The principal U.S. federal legislation that affects our business include:

●	National Environmental Policy Act
●	Comprehensive Environmental Response, Compensation, and Liability Act of 1980, As Amended
●	Resource Conservation and Recovery Act of 1976
●	Clean Air Act
●	Safe Drinking Water Act of 1996
●	Clean Water Act
●	Endangered Species Act
●	Marine Mammal Protection Act
●	Migratory Bird Treaty Act
●	Golden Eagle Protection Act
●	Atomic Energy Act
●	Oil Pollution Control Act
●	Occupational Safety and Health Act
●	Coastal Zone Management Act

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

The backlog of uncompleted projects and maximum potential revenues from indefinite task order contracts, by business segment, are summarized in the following table.

	Amount as of July 31,
	2016	2015
	(in thousands)

Total firm backlog of uncompleted contracts:
EEI and its subsidiaries located in the United States	$75,146	$60,472
Subsidiaries located in South America	17,237	20,534
Consolidated totals	$92,383	$81,006

Anticipated completion of firm backlog in next twelve months:
EEI and its subsidiaries located in the United States	$49,851	50,273
Subsidiaries located in South America	8,580	15,636
Consolidated totals	$58,431	$65,909

Maximum potential revenue from task order contracts:
EEI and its subsidiaries located in the United States	$295,381	$232,421
Consolidated totals	$295,381	$232,421

Business Development

Our business development activities take place everywhere we work.  Although we have a dedicated business development group that includes sales, marketing and communications professionals, the technical staff is also active in identifying opportunities and developing business relationships.  Specific business development activities include:

●	Meeting with existing and potential clients to understand their needs and anticipate new markets;
●	Participating in professional organizations and often speaking at seminars and conferences to enhance our professional knowledge and relationships;
●	Attending and participating in trade shows and professional seminars relating to our business;
●	Sponsoring a popular seminar series that targets specific markets;

●	Monitoring numerous environmental, business and other publications to identify potential clients and their needs;
●	Close tracking of government contract procurements;
●	Monitoring government regulations, environmental and social trends, and other events that may affect our clients and thereby generate new business;
●	Responding to requests for proposals, bids, and qualifications, and develop proposals to win new or repeat business; and
●	Providing specialized business development training to our staff.

Competition

We are subject to competition with respect to each of the services that we provide.  No entity currently dominates the environmental services industry and no one organization has the capability to serve the entire market.  Some of our competitors are larger than us, have greater financial and other resources than we do, or may be more specialized in certain disciplines or locations.  Others have special status as small businesses.  We compete primarily on the basis of our reputation, quality of service, expertise, responsiveness and price.

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

As of July 31, 2016, including all of our subsidiaries, we had 893 employees (735 full-time) in all of our offices, which included 585 employees (435 full-time) in domestic offices and 308 employees (300 full-time) in foreign offices.  The majority of our employees hold bachelor's and/or advanced degrees in such areas as chemical, civil, mechanical, sanitary, soil, structural and transportation engineering, biology, geology, hydrogeology, ecology, urban and regional planning and oceanography.  The employees at our majority-owned subsidiary in Brazil (97 full time employees as of July 31, 2016) are represented by a labor organization.  We believe that our relationship with the labor organization in Brazil and with all of our employees is good.

Corporate Governance and Security Exchange Rules

Our shares of Class A Common Stock are listed on the National Association of Securities Dealers Automated Quotations (NASDAQ) Stock Market.  NASDAQ requires all of its listing companies to be in compliance with NASDAQ’s standards of corporate governance set forth in the NASDAQ Marketplace Rules (NASDAQ CG Rules).  We have certified to the NASDAQ that we are in compliance with the NASDAQ CG Rules except for those NASDAQ CG Rules relating to the Director Nominations Process, the Compensation of Officers and Board Compensation.   For these items, we relied upon the “controlled company” exception found in the NASDAQ CG Rules.  A “controlled company” is a listing company where more than 50 percent of the voting power of the listing company is in the control of a group.  As of July 31, 2016, a group that holds more than 50 percent of the voting power of our Common Stock, consisting of Messrs. Frank B. Silvestro, Ronald L. Frank, Gerald A. Strobel, Gerard A. Gallagher and Michael C. Gross and members of their families, does exist.  Therefore, we are a “controlled company” for purposes of the NASDAQ CG Rules.

The Board of Directors will consider nominees for Directors recommended by shareholders.  Shareholders wishing to recommend a director candidate for consideration by the Board of Directors can do so by writing to the Secretary of Ecology and Environment, Inc., 368 Pleasant View Drive, Lancaster, New York, 14086.  Nominations must be received not later than the close of business on the 120th day prior to the first anniversary of the previous year’s annual shareholders meeting and not earlier than the close of business on the 180th day prior to the first anniversary of the preceding year’s annual shareholders meeting. In no event shall any adjournment or postponement of an annual meeting or the announcement thereof commence a new time period for the giving of a shareholder’s notice as described above.  Nominations must meet the requirements of Article II, Section 4.A.1. of the Company’s Re-stated By-Laws dated February 25, 2016 (refer to Exhibit 3.9 of this Form 10-K).

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

We must comply with federal, state, and foreign laws relating to the procurement and administration of government contracts.  Such laws include the Federal Acquisition Regulation (FAR), the Truth in Negotiations Act (TINA), the Cost Accounting Standards (CAS), and the Service Contract Act (SCA).  These laws impact how we do business with government clients and can increase the cost of doing business.  In addition, in recent years, government agencies have mandated that their primary contractors utilize a higher portion of small and disadvantaged businesses as subcontractors.

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

Revenues from all municipal, state and federal government contracts represented 36%, 27% and 24% of total revenues for fiscal years 2016, 2015 and 2014, respectively.  Inability to win or renew government contracts could adversely affect our operations and significantly reduce our revenue and profits.

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

Revenues from international operations represented 22% and 30% of total revenues for fiscal years 2016 and 2015, respectively.  International operations are subject to a number of risks, including:

●	greater counterparty risk, leading to longer collection cycles and potentially uncollectible accounts;
●	currency fluctuations;
●	logistical and communication challenges;
●	exposure to liability and sanctions under the Foreign Corrupt Practices Act;
●	exposure to liability and sanctions under laws and regulations established by foreign jurisdictions in which we conduct business;
●	lack of developed legal systems to enforce our contractual rights;
●	general economic and political conditions in foreign markets;
●	civil disturbance, unrest or violence; and
●	difficulties in staffing international operations with appropriately credentialed and trained personnel.

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

	Twelve Months Ended July 31,
	2016	2015	2014

Time and materials	50%	49%	54%
Fixed price	39	43	39
Cost-plus	11	8	7
Total revenue	100%	100%	100%

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

Three of EEI’s current directors, two of which are also executive officers, owned or controlled approximately 54% of the outstanding shares of Class B Common Stock as of September 30, 2016, which has one vote per share while the Class A Common Stock has one-tenth of a vote per share.  In addition, since the Company qualifies for the NASDAQ “controlled company exception” (refer to the section entitled “Corporate Governance and Security Exchange Rules” included in Part I of this Annual Report), there exists a group of holders of Class B Common Stock, composed principally of certain of the Company’s current directors and executive officers and members of their families (the “CCE Group”), that controls greater than 50% of the votes that may be cast for any proposal at a shareholders meeting.  This concentration of voting control by the CCE Group may effectively prevent any influence by the holders of Class A Common Stock over matters submitted to a vote by all shareholders.

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

Item 1B.    Unresolved Staff Comments

None to report.

Item 2.       Properties

We own our corporate headquarters (60,000 square feet) and an additional warehouse and office facility (35,000 square feet), both of which are located in Lancaster, New York, a suburb of Buffalo.  The corporate headquarters building also serves as our Buffalo regional office.  We also lease thirty-six (36) regional offices in the United States and eleven (11) offices in foreign locations.

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

On February 4, 2011, the Chico Mendes Institute of Biodiversity Conservation of Brazil (the “Institute”) issued a Notice of Infraction to ecology and environment do brasil Ltda (“E&E Brasil”), a majority-owned subsidiary of EEI.  The Notice of Infraction concerned the taking and collecting wild animal specimens without authorization by the competent authority and imposed a fine of 520,000 Reais against E&E Brazil.  The Institute also filed Notices of Infraction against four employees of E&E Brasil alleging the same claims and imposed fines against those individuals that, in the aggregate, were equal to the fine imposed against E&E Brasil.  No claim has been made against EEI.

E&E Brasil has filed court claims appealing the administrative decisions of the Institute for E & E Brasil’s employees that: (a) deny the jurisdiction of the Institute; (b) state that the Notice of Infraction is constitutionally vague; and (c) affirmatively state that E&E Brasil had obtained the necessary permits for the surveys and collections of specimens under applicable Brazilian regulations and that the protected conservation area is not clearly marked to show its boundaries.  The claim of violations against one of the four employees was dismissed, the remaining three employees have fines assessed against them that are being appealed through the federal courts. Violations against E&E Brasil are pending agency determination.  As of July 31, 2016, the Company recorded a reserve of approximately $0.3 million in other accrued liabilities related to these claims.

Contract Termination Provisions

Certain contracts contain termination provisions under which the customer may, without penalty, terminate the contracts upon written notice to the Company.  In the event of termination, the Company would be paid only termination costs in accordance with the particular contract.  Generally, termination costs include unpaid costs incurred to date, earned fees and any additional costs directly allocable to the termination.  The Company did not experience early termination of any material contracts during fiscal years 2016 or 2015.

Item 4.      Mine Safety Disclosures

Not Applicable.

PART II

Item 5.       Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Principal Market for EEI Common Stock

The Company’s Class A Common Stock is listed on NASDAQ.  There is no separate market for the Company’s Class B Common Stock.

High and Low Stock Prices for Class A Common Stock

Quarterly high and low prices for the Company's Class A Common Stock, as reported by NASDAQ, are summarized in the following table.

	High Share Price	Low Share Price
Fiscal Year Ended July 31, 2016:
First Quarter (August 1, 2015 - October 31, 2015)	$11.99	$10.25
Second Quarter (November 1, 2015 - January 31, 2016)	11.53	8.51
Third Quarter (February 1, 2016 - April 30, 2016)	11.19	9.21
Fourth Quarter (May 1, 2016 - July 31, 2016)	11.20	9.70

Fiscal Year Ended July 31, 2015:
First Quarter (August 1, 2014 - October 31, 2014)	$10.72	$9.42
Second Quarter (November 1, 2014 - January 31, 2015)	11.34	8.35
Third Quarter (February 1, 2015 - April 30, 2015)	10.79	8.28
Fourth Quarter (May 1, 2015 - July 31, 2015)	11.40	8.66

Holders of Common Stock

As of September 30, 2016, 3,000,956 shares of the Company's Class A Common Stock were outstanding and there were 296 holders of record of the Company's Class A Common Stock.  We estimate that the Company has a significantly greater number of Class A Common Stock shareholders because a substantial number of the Company's shares are held in street name.

As of September 30, 2016, 1,293,146 shares of the Company's Class B Common Stock were outstanding and there were 52 holders of record of the Class B Common Stock.

Dividends

Including the fiscal year ended July 31, 2016, the Company has declared semi-annual dividends for 30 consecutive years.  The Company declared dividends totaling $0.44, $0.48 and $0.48 per common share during the fiscal years ended July 31, 2016, 2015 and 2014, respectively.

The Company's Certificate of Incorporation provides that any cash or property dividend paid on Class A Common Stock must be at least equal to the cash or property dividend paid on Class B Common Stock on a per share basis.

The amount, if any, of future dividends remains within the discretion of the Company's Board of Directors and will depend upon the Company's future earnings, financial condition, liquidity requirements and other factors as determined by the Board of Directors.

Equity Compensation Plan Information

EEI adopted the 1998 Stock Award Plan effective March 16, 1998.  This plan, together with supplemental plans that were subsequently adopted by the Company’s Board of Directors, is referred to as the “Stock Award Plan”.  Equity compensation plan information as of July 31, 2016 is summarized in the following table.

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance

Equity compensation plans approved by security holders:
Stock Award Plan	---	---	182,614
Total	---	---	182,614

Refer to Note 13 of the Consolidated Financial Statements, included in Item 8 of this Annual Report, for additional information regarding the Stock Award Plan.

Purchased Equity Securities

In August 2010, the Company’s Board of Directors approved a 200,000 share repurchase program.  The following table summarizes the Company's purchases of its common stock during the fiscal year ended July 31, 2016 under this share repurchase program.

Fiscal Year 2016 Reporting Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

August	---	---	---	77,082
September	---	---	---	77,082
October	---	---	---	77,082
November	---	---	---	77,082
December	---	---	---	77,082
January	---	---	---	77,082
February	---	---	---	77,082
March	---	---	---	77,082
April	---	---	---	77,082
May	---	---	---	77,082
June	---	---	---	77,082
July	---	---	---	77,082

Item 6.       Selected Consolidated Financial Data

	Fiscal Year Ended July 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share amounts)
Operating data:
Revenues, net	$105,817	$126,935	$128,427	$134,937	$155,410
Income (loss) from operations	$4,142	$7,604	$(507)	$(898)	$4,784
Income (loss) before income tax provision	$4,367	$7,969	$(447)	$(968)	$4,398
Net income (loss) attributable to Ecology and Environment, Inc.	$886	$3,396	$(1,383)	$(2,130)	$774
Net income (loss) per common share (basic and diluted)	$0.21	$0.79	$(0.32)	$(0.50)	$0.18
Cash dividends declared per common share	$0.44	$0.48	$0.48	$0.48	$0.48
Weighted average common shares outstanding (basic and diluted)	4,289,993	4,287,775	4,283,984	4,247,821	4,233,883

	Balance at July 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share amounts)
Balance sheet data:
Working capital	$28,241	$27,761	$26,502	$33,582	$36,871
Total assets	$59,512	$68,489	$71,708	$81,682	$97,512
Outstanding advances under lines of credit	$312	$672	$1,572	$6,529	$12,309
Total long-term debt and capital lease obligations	$457	$946	$842	$451	$591
Ecology and Environment, Inc. shareholders’ equity	$35,572	$36,915	$37,678	$43,544	$48,146
Book value per share (basic and diluted)	$8.29	$8.61	$8.80	$10.25	$11.37

Item 7.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Cash and cash equivalents increased $1.4 million during fiscal year 2016.  Excluding the payment of $2.1 million of cash dividends, which were approved on a discretionary basis by the Company’s Board of Directors, cash generated from operations exceeded cash required to fund investing and financing activities by $3.7 million during the year. Combined net repayments of borrowings under lines of credit and long-term debt were $0.9 million during fiscal year 2016. Combined borrowings under lines of credit and long-term debt were $0.7 million and $1.6 million at July 31, 2016 and 2015, respectively.

Unsecured lines of credit of $38.1 million and $32.8 million were available for working capital and letters of credit at July 31, 2016 and 2015, respectively.  Total amounts used under lines of credit were $2.2 million and $1.8 million at July 31, 2016 and 2015, respectively.  Contractual interest rates ranged from 3.50% to 15.60% at July 31, 2016.  Our lenders have reaffirmed the lines of credit within the past twelve months.

We believe that available cash balances in our domestic companies, anticipated cash flows from U.S. operations, and our available lines of credit will be sufficient to cover working capital requirements of our U.S. operations during the next twelve months and the foreseeable future.

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

We intend to reinvest net cash generated from undistributed foreign earnings into operations and business expansion opportunities outside the U.S.  Excess cash accumulated by any foreign subsidiary, beyond that necessary to fund operations or business expansion, may be repatriated to the U.S. at the discretion of the Boards of Directors of the respective entities.  We would be required to accrue and pay taxes on any amounts repatriated to the U.S. from foreign subsidiaries.  During fiscal year 2016, two of the Company’s majority owned subsidiaries in South America declared a total of $1.1 million of dividends to its shareholders.  After local tax withholdings, $0.3 million was paid to minority shareholders and $0.7 million was repatriated to the U.S. during the second half of fiscal year 2016.

Contract Receivable Concentrations

Significant concentrations of contract receivables and the allowance for doubtful accounts and contract adjustments are summarized in the following table.

	Balance at July 31, 2016		Balance at July 31, 2015
Region	Contract Receivables	Allowance for Doubtful Accounts and Contract Adjustments	Contract Receivables	Allowance for Doubtful Accounts and Contract Adjustments
	(in thousands)

United States, Canada and South America	$35,266	$1,034	$43,629	$1,043
Middle East and Africa	4,921	4,895	5,067	4,894
Asia	61	---	124	17
Totals	$40,248	$5,929	$48,820	$5,954

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

Combined contract receivables related to projects in the Middle East, Africa and Asia represented 12% and 11% of total contract receivables at July 31, 2016 and 2015, respectively, while the combined allowance for doubtful accounts and contract adjustments related to these projects represented 83% and 82%, respectively, of the total allowance for doubtful accounts and contract adjustments at those same period end dates.  These allowance percentages highlight the Company’s experience of heightened operating risks (i.e., political, regulatory and cultural risks) within these foreign regions in comparison with similar risks in the United States, Canada and South America.  These heightened operating risks have resulted in increased collection risks and the Company expending resources that it may not recover for several months, or at all.

Allowance for Doubtful Accounts and Contract Adjustments

Activity within the allowance for doubtful accounts and contract adjustments is summarized in the following table.

	Fiscal Year Ended July 31,
	2016	2015	2014
	(in thousands)

Balance at beginning of period	$5,954	$6,508	$5,969
Net increase (decrease) due to adjustments in the allowance for:
Contract adjustments	(577)	(263)	474
Doubtful accounts	552	(291)	95
Transfer of reserves (to) from allowance for project disallowances	---	---	(30)
Balance at end of period	$5,929	$5,954	$6,508

During fiscal year 2016, the Company’s Brazilian operations continued to be adversely affected by an economic downturn, the total scope and duration of which are uncertain.  Management is monitoring any adverse trends or events that may impact the realizability of the recorded net book value of contract receivables from customers in Brazil.  The Company recorded $0.8 million and $0.4 million of allowance for doubtful accounts at July 31, 2016 and 2015, respectively, related to the Company’s Brazilian operations.

Results of Operations

We report segment information based on the geographic location of EEI and its principal operating subsidiaries.  Management generally assesses operating performance and makes strategic decisions for the following groups of entities, each of which is deemed to be a business segment for financial reporting purposes:

●	EEI and its subsidiaries located in the U.S.;
●	Subsidiaries located in South America; and
●	Other foreign subsidiaries

The following tables and commentary address our results of operations within these three business segments.

Revenue, net

Revenue, net and revenue, net less subcontract costs, by business entity, are summarized in the following table.

	Fiscal Year Ended July 31,
	2016	2015	2014
	(in thousands)

Revenue, net, by business segment:
EEI and its subsidiaries located in the U.S.	$83,095	$88,715	$85,456

Subsidiaries located in South America:
Walsh Peru, S.A. Ingenieros y Cientificos Consultores (“Walsh Peru”)	9,718	22,797	19,512
Gestion Ambiental Consultores S.A. (“GAC”)	7,530	6,545	8,808
Ecology & Environment do Brasil, Ltda (“E&E Brasil”)	5,009	8,010	13,811
Other	465	868	438
	22,722	38,220	42,569

Other foreign subsidiaries	---	---	402
Total	$105,817	$126,935	$128,427

Revenue, net less subcontract costs, by business segment:
EEI and its subsidiaries located in the U.S.	$69,724	$73,264	$73,764

Subsidiaries located in South America:
Walsh Peru	6,675	16,447	14,116
GAC	6,237	5,849	6,958
E&E Brasil	4,235	7,353	12,014
Other	396	695	344
	17,543	30,344	33,432

Other foreign subsidiaries	---	---	402
Total	$87,267	$103,608	$107,598

Revenue, net less subcontract costs is a key performance measurement for our business.  References to “revenue” in the following commentary refer to revenue, net less subcontract costs.

Fiscal Year 2016 Versus 2015

Revenue from EEI and its U.S. subsidiaries decreased 6% during fiscal year 2016.  As described earlier in this Annual Report, EEI sold its investment in a majority owned Kentucky-based subsidiary in October 2015, which led to a $1.8 million reduction in revenue during fiscal year 2016.  A lower selling rate per hour of service provided to our clients also contributed to lower revenue during fiscal year 2016, as EEI experienced a distinct shift of direct labor hours from commercial projects for which selling rates are openly negotiated from project to project, to government projects for which selling rates tend to be lower than commercial rates.  In addition, competitive pricing pressure continues to have a negative impact on revenues for many of EEI’s market sectors.

Global economic factors, such a depressed oil and commodities prices, had a negative impact on Walsh Peru’s operations during fiscal year 2016.  Walsh Peru’s revenue decreased 57% during fiscal year 2016 due mainly to significantly reduced energy sector sales volume, as mining projects completed during fiscal year 2015 and early in fiscal year 2016 were not renewed or replaced.  Peruvian results were also negatively impacted by a 10% decline in the average exchange rate for the Peruvian Sol in relation to the U.S. dollar.

GAC revenue increased 15% during fiscal year 2016, as higher transmission and renewable energy sector revenues were partially offset by a 12% decline in the average exchange rate for the Chilean Peso in relation to the U.S. dollar.

A broad economic downturn in Brazil continues to have a negative impact on our Brazilian operations and earnings.  E&E Brasil revenues decreased 37% during fiscal year 2016, mainly due to generally lower energy transmission sector revenues and a 31% decline in the average exchange rate for the Brazilian Real in relation to the U.S. dollar.

Fiscal Year 2015 Versus 2014

Higher revenue from EEI and its U.S. subsidiaries resulted from higher Department of Defense and energy sector revenues, which was partially offset by lower government, commercial and mining sector revenues generally, and by the impact of a strategic decision to wind down existing asbestos remediation contracts and forego any new asbestos business.

Higher revenue from our Peruvian operations resulted from increased energy sector sales volume.

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

	Fiscal Year Ended July 31,
	2016	2015	2014
	(in thousands)

EEI and its subsidiaries located in the U.S.	$30,363	$32,278	$30,731

Subsidiaries located in South America:
Walsh Peru	2,829	6,921	6,374
GAC	3,339	3,820	5,133
E&E Brasil	2,772	4,037	6,503
Other	209	436	527
	9,149	15,214	18,537

Other foreign subsidiaries	---	8	181
Total direct operating expenses	$39,512	$47,500	$49,449

Fiscal Year 2016 Versus 2015

Total direct operating expenses decreased 17% during fiscal year 2016 compared with the prior year.  With the exception of GAC’s operations, lower direct expenses resulted directly from lower project revenue for each of our business segments.  Our consolidated project revenue and related costs were generally lower in all of our business segments during fiscal year 2016.  The sale of the Company’s majority investment in a Kentucky-based subsidiary during the first quarter of fiscal year 2016 also contributed to lower direct operating expenses during fiscal year 2016.

Fiscal Year 2015 Versus 2014

Direct operating expenses decreased 4% during fiscal year 2015, as compared with the prior year.  Lower project-related sales volumes and related costs in our Brazilian and Chilean operations were partially offset by higher project service levels and costs in our domestic and Peruvian operations.

Indirect Operating Expenses

Administrative and indirect operating expenses and marketing and related costs represent administrative and other operating costs not directly associated with the generation of revenue.  We refer to these costs as “indirect operating expenses.”  Indirect operating expenses by business entity are summarized in the following table.

	Fiscal Year Ended July 31,
	2016	2015	2014
	(in thousands)

EEI and its subsidiaries located in the U.S.	$34,130	$35,602	$42,102

Subsidiaries located in South America:
Walsh Peru	3,505	4,896	4,430
GAC	1,647	1,294	1,377
E&E Brasil	2,923	3,841	4,946
Other	170	257	119
	8,245	10,288	10,872

Other foreign subsidiaries	95	1,147	1,506
Total indirect operating expenses	$42,470	$47,037	$54,480

EEI and its subsidiaries may, at the discretion of their respective Board of Directors, award incentive compensation to Directors, senior management and other employees in the form of cash bonuses.  Cash bonus expense may vary significantly from year to year depending on company financial performance.  The Company recorded $1.0 million, $2.8 million and $1.2 million of incentive compensation expense in indirect operating expenses during fiscal years 2016, 2015 and 2014, respectively, as a result of cash bonus awards.

In October 2015, EEI sold its majority interest in a Kentucky-based subsidiary.  EEI recognized a loss on its investment in this subsidiary of approximately $0.4 million in administrative and indirect operating expenses during the fourth quarter of fiscal year 2015.  Also during fiscal year 2015, management completed an assessment of goodwill recorded on the acquisition date of this subsidiary, and recorded $0.1 million of goodwill impairment loss in administrative and indirect operating expenses.

Fiscal Year 2016 Versus 2015

Excluding the effects of bonuses and sale of a subsidiary noted above, total indirect operating expenses decreased $2.4 million (6%) during fiscal year 2016, as compared with the prior fiscal year.  With the exception of GAC in South America, indirect operating expenses generally decreased within all of our operating segments.  During fiscal year 2016, management continued its critical review of indirect staffing levels and key administrative processes at EEI and all of its significant domestic and foreign subsidiaries, resulting in improved operating efficiency and cost reductions.  The Company also realized a full year benefit of efficiencies and cost reductions initiated in prior fiscal years.

Fiscal Year 2015 Versus 2014

Excluding higher expenses associated with cash bonuses and the sale of ECSI noted above, indirect operating expenses decreased $9.5 million (18%) during fiscal year 2015.  During fiscal year 2015, management continued its critical review of indirect staffing levels and key administrative processes at EEI and all of its significant domestic and foreign subsidiaries, resulting in improved operating efficiency and cost reductions.  The Company also realized a full year benefit of efficiencies and cost reductions initiated in prior fiscal years.

Depreciation and Amortization

Fiscal Year 2016 Versus 2015

Depreciation and amortization expense decreased $0.3 million (22%) during fiscal year 2016, primarily due to sale or wind-down of certain subsidiaries located in the U.S.

Fiscal Year 2015 Versus 2014

Depreciation and amortization expense decreased $2.7 million (65%) during fiscal year 2015, primarily due to lower amortization of the Company’s principal operating software.  The Company acquired and developed new operating system software during fiscal year 2014, and began utilizing the new software effective August 1, 2014 for its U.S. operations.  The Company continued to utilize the previous software system through July 31, 2014, at which time the previous system was abandoned.  As a result, amortization of software development costs capitalized for the previous system was accelerated so that the system was completely amortized by July 31, 2014.  Total software amortization expense was $0.1 million and $2.7 million for fiscal years 2015 and 2014, respectively.

Income Taxes

The income tax provision (benefit) resulting from domestic and foreign operations is summarized in the following table.

	Fiscal Year Ended July 31,
	2016	2015	2014
	($ in thousands)
Income tax provision (benefit) from:
Domestic operations	$2,158	$2,119	$(802)
Foreign operations	1,601	1,650	1,145
Consolidated operations	$3,759	$3,769	$343

Consolidated effective tax rate from:
Domestic operations	46.4%	67.8%	17.6%
Foreign operations	* %	31.3%	28.5%
Consolidated operations	86.1%	47.3%	(76.7)%

* percentage based on minimal pre-tax income not meaningful.

Fiscal Year 2016 Versus 2015

The consolidated effective tax rate increased to 86.1% for fiscal year 2016 from 47.3% for the prior year, primarily due to a higher tax rate for our South American operations.  Despite a fiscal year 2016 operating loss, E&E Brasil recorded a significant tax provision for the year.  Based on recent cumulative operating losses and other available evidence, management determined that it was more likely than not that $0.9 million of deferred tax assets recorded at October 31, 2015 will not be realized.  As a result, E&E Brasil recorded a valuation allowance of $0.9 million as a reduction of deferred tax assets on the consolidated balance sheets and as an addition to income tax expense on the consolidated statements of operations.  In addition, operating losses were incurred by E&E Brazil during fiscal year 2016 for which no tax benefit was recognized in the Company’s consolidated tax provision.  During the previous year, the Company realized a tax benefit for operating losses in Brazil.

Other discrete tax provision items recorded by Walsh Peru and GAC were offset by lower dividends repatriated to the U.S. from South American operations during fiscal year 2016.

Fiscal Year 2015 Versus 2014

The consolidated effective tax rate increased to 47.3% for fiscal year 2016 from (76.7)% for the prior year, primarily due to higher taxable income from U.S. operations, which increased to income of $3.5 million for fiscal year 2015 from a loss of $4.3 million for the prior year.  Higher foreign sourced taxable income and higher book to tax differences from U.S. and foreign sources also contributed to the overall increase in tax provision for fiscal year 2015.

Recent Accounting Pronouncements

A summary of recent accounting pronouncements is provided in the consolidated financial statements included in Item 8 of this Annual Report.

Critical Accounting Policies

The preceding discussion and analysis of financial condition and results of operating results are based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States.  The significant accounting policies used in the preparation of our consolidated financial statements are more fully described in the consolidated financial statements included in Item 8 of this Annual Report.

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

The consulting work is performed under a mix of fixed price, cost-type, and time and material contracts.  Contracts are required from all customers.  Revenue is recognized as follows:

Contract Type	Work Type	Revenue Recognition Policy

Time and materials	Consulting	As incurred at contract rates.

Fixed price	Consulting	Percentage of completion, approximating the ratio of either total costs or Level of Effort (LOE) hours incurred to date to total estimated costs or LOE hours.

Cost-plus	Consulting	Costs as incurred plus fees. Fees are recognized as revenue using percentage of completion determined by the percentage of LOE hours incurred to total LOE hours in the respective contracts.

Revenue, net associated with these contract types is summarized in the following table.

	Twelve Months Ended July 31,
	2016	2015	2014
	(in thousands)

Time and materials	$52,741	$61,444	$69,137
Fixed price	40,951	55,108	50,078
Cost-plus	12,125	10,383	9,212
Total revenue	$105,817	$126,935	$128,427

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

We maintain an allowance for project disallowances in other accrued liabilities for potential cost disallowances resulting from government audits and project close-outs.  Government audits have been completed and final rates have been negotiated for fiscal years through 2010.  We have estimated our exposure based on completed audits, historical experience and discussions with the government auditors.  If these estimates or their related assumptions change, we may be required to adjust our recorded allowance for project disallowances.

Allowance for Doubtful Accounts and Contract Adjustments

We reduce our contract receivables by recording an allowance for doubtful accounts for estimated credit losses resulting from a client’s inability or unwillingness to pay valid obligations to us.  The resulting provision for bad debts is recorded within administrative and indirect operating expenses on the consolidated statements of operations.  The likelihood that the client will pay is based on the judgment of those closest to the related project and the client.  At a minimum, management considers the following factors to determine the collectability of contract receivables for any specific project:

●	client acknowledgment of amount owed to us;
●	client liquidity/ability to pay;
●	historical experience with collections from the client;
●	amount of time elapsed since last payment; and
●	economic, geopolitical and cultural considerations for the home country of the client.

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

We also reduce contract receivables by establishing an allowance for contract adjustments related to revenues that are deemed to be unrealizable, or that may become unrealizable in the future.  Management reviews contract receivables and determines allowances amounts based on:

●	our operating performance related to the adequacy of the services performed under the contract;
●	the status of change orders and claims;
●	our historical experience with the client for settling change orders and claims; and
●	economic, geopolitical and cultural considerations for the home country of the client.

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

A tax position is a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions shall be recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position will be sustained.   Tax positions that meet the more likely than not threshold should be measured using a probability weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement.  We recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in administrative and indirect operating expenses.  Whether the more-likely-than-not recognition threshold is met for a tax position, is a matter of judgment based on the individual facts and circumstances of that position evaluated in light of all available evidence.  Based on available evidence, management has estimated that uncertain tax positions were less than $0.1 million at July 31, 2016 and 2015.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using enacted tax rates expected to be in effect for the year in which the temporary differences are expected to reverse.  Our policy is to establish a valuation allowance if it is “more likely than not” that the related tax benefits will not be realized.  At July 31, 2016 and 2015, we determined based on available evidence, including historical financial results for the last three years and forecasts of future results, that it is “more likely than not” that a portion of these items may not be recoverable in the future.  Accordingly, we maintain total valuation allowances of $2.3 million and $0.6 million as a reduction of deferred tax assets at July 31, 2016 and 2015, respectively.

The valuation allowance related to deferred tax assets is considered to be a critical estimate because, in assessing the likelihood of realization of deferred tax assets, management considers taxable income trends and forecasts.  Actual income taxes expensed and/or paid could vary from estimated amounts due to the impacts of various factors, including:

●	changes to tax laws enacted by taxing authorities;
●	final review of filed tax returns by taxing authorities; and
●	actual financial condition and results of operations for future periods that could differ from forecasted amounts.

Inflation

During the fiscal years ended July 31, 2016, 2015 and 2014, inflation did not have a material impact on our business because a significant amount of our contracts are either cost based or contain commercial rates for services that are adjusted annually.

Off-Balance Sheet Arrangements

We had outstanding letters of credit drawn under our letters of credit to support operations of $2.2 million and $1.1 million at July 31, 2016 and 2015, respectively.  Other than these letters of credit, we did not have any off-balance sheet arrangements as of July 31, 2016 or 2015.

Item 8.       Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Ecology & Environment, Inc.

We have audited the accompanying consolidated balance sheet of Ecology & Environment, Inc. as of July 31, 2016, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for the year ended July 31, 2016.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ecology & Environment, Inc. at July 31, 2016, and the consolidated results of its operations and its cash flows for year ended July 31, 2016, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of presenting deferred tax assets and liabilities in the consolidated balance sheet as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” (“ASU 2015-17”) effective November 1, 2015, and elected to adopt the guidance retrospectively.

We also have audited the change in presentation of deferred tax assets and liabilities in the consolidated balance sheet as of July 31, 2015 as a result of the adoption of ASU 2015-17, as discussed in Note 2 to the consolidated financial statements.  In our opinion, the changes are appropriate and have been properly presented.  We were not engaged to audit, review, or apply any procedures to the 2015 consolidated financial statements of the Company other than with respect to the change in presentation and, accordingly, we do not express an opinion or any other form of assurance on the 2015 consolidated financial statements taken as a whole.

/s/ Ernst & Young LLP
Buffalo, New York
November 15, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Ecology and Environment, Inc.

We have audited, before the effects of the adjustments to retrospectively apply the change in accounting described in Note 2, the accompanying consolidated balance sheet of Ecology and Environment, Inc. and its subsidiaries (collectively, the Company) as of July 31, 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended July 31, 2015.  (The 2015 consolidated financial statements before the effects of the adjustments discussed in Note 2 are not presented herein.)  The 2015 financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2015 consolidated financial statements, before the effects of the adjustments to retrospectively apply the change in accounting described in Note 2, and the 2014 consolidated statements of operations, changes in shareholders’ equity and cash flows, present fairly, in all material respects, the financial position of the Company as of July 31, 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended July 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in accounting described in Note 2 and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied.   Those adjustments were audited by Ernst and Young LLP.

/s/ Schneider Downs & Co., Inc.

Pittsburgh, Pennsylvania
October 29, 2015

Ecology and Environment, Inc.
Consolidated Balance Sheets
(amounts in thousands, except share data)

	Balance at July 31,
	2016	2015
Assets

Current assets:
Cash and cash equivalents	$10,062	$8,703
Investment securities available for sale	1,598	1,434
Contract receivables, net of allowance for doubtful accounts and contract adjustments of $5,929 and $5,954, respectively	34,319	42,866
Income tax receivable	916	297
Other current assets	2,104	1,331

Total current assets	48,999	54,631

Property, buildings and equipment, net of accumulated depreciation of $18,324 and $23,438, respectively	6,094	7,114
Deferred income taxes	2,650	4,812
Other assets	1,769	1,932

Total assets	$59,512	$68,489

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$6,874	$10,410
Lines of credit	312	672
Accrued payroll costs	6,590	8,688
Current portion of long-term debt and capital lease obligations	240	551
Billings in excess of revenue	3,297	2,618
Other accrued liabilities	3,445	3,931

Total current liabilities	20,758	26,870

Income taxes payable	107	107
Deferred income taxes	525	632
Long-term debt and capital lease obligations	217	395
Commitments and contingencies (Note 19)	-	-

Shareholders' equity:
Preferred stock, par value $.01 per share (2,000,000 shares authorized; no shares issued)	-	-
Class A common stock, par value $.01 per share (6,000,000 shares authorized; 3,035,778 and 3,023,206 shares issued)	30	30
Class B common stock, par value $.01 per share; (10,000,000 shares authorized; 1,357,947 and 1,370,519 shares issued)	14	14
Capital in excess of par value	16,606	16,575
Retained earnings	22,237	23,246
Accumulated other comprehensive loss	(2,143)	(1,726)
Treasury stock, at cost (Class A common: 39,272 and 42,245 shares; Class B common: 64,801 shares)	(1,172)	(1,224)

Total Ecology and Environment, Inc. shareholders' equity	35,572	36,915
Noncontrolling interests	2,333	3,570

Total shareholders' equity	37,905	40,485

Total liabilities and shareholders' equity	$59,512	$68,489

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ecology and Environment, Inc.
Consolidated Statements of Operations
(amounts in thousands, except share data)

	Fiscal Year Ended July 31,
	2016	2015	2014

Revenue, net	$105,817	$126,935	$128,427

Cost of professional services and other direct operating expenses	39,512	47,500	49,449
Subcontract costs	18,550	23,327	20,829
Administrative and indirect operating expenses	31,169	35,604	41,464
Marketing and related costs	11,301	11,433	13,016
Depreciation and amortization	1,143	1,467	4,176

Income (loss) from operations	4,142	7,604	(507)
Interest income	83	85	154
Interest expense	(156)	(116)	(150)
Gain on Insurance Settement	358	-	-
Gain on sale of assets and investment securities	(135)	186	13
Net foreign exchange gain (loss)	44	134	(25)
Other income	31	76	68

Income (loss) before income tax provision	4,367	7,969	(447)
Income tax provision	3,759	3,769	343

Net income (loss)	$608	$4,200	$(790)

Net loss (income) attributable to the noncontrolling interest	278	(804)	(593)

Net income (loss) attributable to Ecology and Environment, Inc.	$886	$3,396	$(1,383)

Net income (loss) per common share: basic and diluted	$0.21	$0.79	$(0.32)

Weighted average common shares outstanding: basic and diluted	4,289,993	4,287,775	4,283,984

The accompanying notes are an integral part of these consolidated financial statements.

Ecology and Environment, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(amounts in thousands)

	Fisal Year Ended July 31,
	2016	2015	2014

Net income (loss) including noncontrolling interests	$608	$4,200	$(790)
Foreign currency translation adjustments	(557)	(2,152)	(298)
Unrealized investment gains, net	21	(4)	1

Comprehensive income (loss)	72	2,044	(1,087)
Comprehensive loss (income) attributable to noncontrolling interests	397	(192)	(458)

Comprehensive income (loss) attributable to Ecology and Environment, Inc.	$469	$1,852	$(1,545)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ecology and Environment, Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)

	Fiscal Year Ended July 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$608	$4,200	$(790)
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of long-lived assets	375	-	-
Impairment of goodwill	-	104	-
Impairment of Investment in ECSI	-	355	-
Depreciation and amortization	1,143	1,467	4,176
Deferred income tax benefit	1,697	1,154	(818)
Share based compensation expense	37	59	353
Tax impact of share-based compensation	-	(92)	(32)
Loss (gain) on sale of assets and investment securities	135	(186)	(13)
Net provision for (recovery of) contract adjustments and doubtful accounts	(910)	(413)	174
Net bad debt (recovery) expense	453	(326)	90
Decrease (increase) in:
- contract receivables	7,394	(934)	1,855
- other current assets	(400)	(440)	192
- income tax receivable	(329)	270	3,247
- other non-current assets	42	48	29
(Decrease) increase in:
- accounts payable	(3,157)	1,052	24
- accrued payroll costs	(1,909)	1,805	630
- income taxes payable	40	132	(41)
- billings in excess of revenue	607	(1,909)	(1,419)
- other accrued liabilities	(29)	202	446
Net cash provided by operating activities	5,797	6,548	8,103

Cash flows from investing activities:
Acquisition of noncontrolling interest of subsidiaries	-	(50)	(689)
Proceeds from sale of subsidiary	150	-	-
Purchase of property, building and equipment	(722)	(735)	(1,965)
Proceeds from sale of property, building and equipment	5	255	-
Proceeds from maturity of investments	26	-	-
Purchase of investment securities	(154)	(33)	53
Net cash used in investing activities	(695)	(563)	(2,601)

Cash flows from financing activities:
Dividends paid	(2,066)	(2,066)	(2,054)
Proceeds from debt	6	384	544
Repayment of debt	(547)	(753)	(710)
Net (repayments of) borrowings under lines of credit	(380)	(870)	(4,956)
Distributions to noncontrolling interests	(530)	(537)	(665)
Purchase of treasury stock	-	-	(173)
Net cash used in financing activities	(3,517)	(3,842)	(8,014)

Effect of exchange rate changes on cash and cash equivalents	(226)	(329)	(43)

Net increase (decrease) in cash and cash equivalents	1,359	1,814	(2,555)
Cash and cash equivalents at beginning of period	8,703	6,889	9,444

Cash and cash equivalents at end of period	$10,062	$8,703	$6,889

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$151	$110	$146
Income taxes	2,742	1,542	(2,303)
Supplemental disclosure of non-cash items:
Dividends declared and not paid	861	1,033	1,033
Acquistion of noncontrolling interest of subsidiaries (loans receivable and stock)	-	233	1,073
Sale of subsidiary (loans receivable)	75	-	-
Proceeds from capital lease obligations	69	322	43

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ecology and Environment, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(amounts in thousands, except share data)

	Class A Common Stock Shares	Class A Common Stock Amount	Class B Common Stock Shares	Class B Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares	Treasury Stock Amount	Noncontrolling Interest

Balance at July 31, 2013	2,685,151	$27	1,708,574	$17	$20,017	$25,366	$(85)	143,911	$(1,798)	$3,095

Net (loss) income	-	-	-	-	-	(1,383)	-	-	-	592
Foreign currency translation adjustment	-	-	-	-	-	-	(164)	-	-	(133)
Cash dividends declared ($0.48 per share)	-	-	-	-	-	(2,066)	-	-	-	-
Unrealized investment gain, net	-	-	-	-	-	-	2	-	-	-
Repurchase of Class A common stock	-	-	-	-	-	-	-	16,091	(173)	-
Issuance of stock under stock award plan	-	-	-	-	(194)	-	-	(16,387)	194	-
Share-based compensation expense	-	-	-	-	353	-	-	-	-	-
Tax impact of share based compensation	-	-	-	-	(32)	-	-	-	-	-
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	(665)
Reclassification adjustment for prior period acquisitions of noncontrolling interests	-	-	-	-	(2,414)	-	-	-	-	2,382
Purchase of additional noncontrolling interests	-	-	-	-	(606)	-	64	(44,260)	553	(1,157)
Stock award plan forfeitures	-	-	-	-	-	-	-	5,999	-	-

Balance at July 31, 2014	2,685,151	$27	1,708,574	$17	$17,124	$21,917	$(183)	105,354	$(1,224)	$4,114

Net income	-	-	-	-	-	3,396	-	-	-	804
Foreign currency translation adjustment	-	-	-	-	-	-	(1,540)	-	-	(611)
Cash dividends declared ($0.48 per share)	-	-	-	-	-	(2,067)	-	-	-	-
Unrealized investment loss, net	-	-	-	-	-	-	(3)	-	-	-
Conversion of Class B common stock to Class A common stock	338,055	3	(338,055)	(3)	-	-	-	-	-	-
Share-based compensation expense	-	-	-	-	59	-	-	-	-	-
Tax impact of share based compensation	-	-	-	-	(92)	-	-	-	-	-
Tax impact of noncontrolling interests	-	-	-	-	(428)	-	-	-	-	-
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	(537)
Purchase of additional noncontrolling interests	-	-	-	-	(88)	-	-	-	-	(200)
Stock award plan forfeitures	-	-	-	-	-	-	-	1,692	-	-

Balance at July 31, 2015	3,023,206	$30	1,370,519	$14	$16,575	$23,246	$(1,726)	107,046	$(1,224)	$3,570

Net income	-	-	-	-	-	887	-	-	-	(278)
Foreign currency translation adjustment	-	-	-	-	-	-	(438)	-	-	(119)
Cash dividends declared ($0.44 per share)	-	-	-	-	-	(1,895)	-	-	-	-
Unrealized investment gains, net	-	-	-	-	-	-	21	-	-	-
Conversion of Class B common stock to Class A common stock	12,572	-	(12,572)	-	-	-	-	-	-	-
Issuance of stock under stock award plan	-	-	-	-	(6)	-	-	(4,533)	52	-
Share-based compensation expense	-	-	-	-	37	-	-	-	-	-
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	(530)
Sale of majority-owned subsidiary	-	-	-	-	-	-	-	-	-	(310)
Stock award plan forfeitures	-	-	-	-	-	-	-	1,560	-	-

Balance at July 31, 2016	3,035,778	$30	1,357,947	$14	$16,606	$22,238	$(2,143)	104,073	$(1,172)	$2,333

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ecology and Environment, Inc.
Notes to Consolidated Financial Statements

1.	Organization and Basis of Presentation

Ecology and Environment, Inc., (“EEI” or the “Parent Company”) was incorporated in 1970 as a global broad-based environmental consulting firm whose underlying philosophy is to provide professional services worldwide so that sustainable economic and human development may proceed with acceptable impact on the environment.  Together with its subsidiaries (collectively, the “Company”), EEI has direct and indirect ownership in 7 active wholly-owned and majority-owned operating subsidiaries in 5 countries.  The Company’s staff is comprised of individuals representing more than 80 scientific, engineering, health, and social disciplines working together in multidisciplinary teams to provide innovative environmental solutions.  The Company has completed thousands of projects for a wide variety of clients in more than 120 countries, providing environmental solutions in nearly every ecosystem on the planet.

The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of such information.  All such adjustments are of a normal recurring nature. Certain prior year amounts were reclassified to conform to the consolidated financial statement presentation for fiscal year ended July 31, 2016.

2.	Recent Accounting Pronouncements

Accounting Pronouncements Adopted During the Fiscal Year Ended July 31, 2016

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17, Income Taxes (Topic 740) – Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”).  ASU 2015-17 requires entities to classify deferred tax liabilities and assets as noncurrent in a classified balance sheet.  This differs from current U.S. GAAP which requires that deferred income tax liabilities and assets be separated into current and noncurrent amounts in a classified balance sheet.  The amendments in ASU 2015-17 are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Earlier application is permitted as of the beginning of an interim or annual reporting period.  ASU 2015-17 may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.  The Company adopted the provisions of ASU 2015-17 effective November 1, 2015, and elected to adopt the guidance retrospectively. As a result of adopting ASU 2015-17, deferred tax assets of $3.9 million were reclassified from current assets to non-current assets on the consolidated balance sheet at July 31, 2015. Refer to Note 12 of these consolidated financial statements for additional disclosures regarding deferred tax assets and liabilities.

Accounting Pronouncements Not Yet Adopted as of July 31, 2016

In September 2015, FASB issued ASU No. 2015-16, Business Combinations (Topic 805) – Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”).  ASU 2015-16 requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  In addition, the amendments in ASU 2015-16 require an acquirer to record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  The amendments in ASU 2015-16 also require an entity to present separately on the face of the income statement, or disclose in the notes to the financial statements, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized at the acquisition date.  The amendments in ASU 2015-16 are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, and are to be applied prospectively to adjustments to provisional amounts that occur after the effective date.  Earlier application is permitted for financial statements that have not yet been made available for issuance.  The Company adopted the provisions of ASU 2015-16 effective August 1, 2016.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2015, FASB issued ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities that Calculate Net Asset Value Per Share (Or its Equivalent) (“ASU 2015-07”).  ASU 2015-07 removes the requirements to: 1) categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per practical expedient; and 2) make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient.  The amendments in ASU 2015-07 are effective for public entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The amendment is required to be applied retrospectively and early adoption is permitted.  The Company adopted ASU 2015-07 effective August 1, 2016.  Other than the changes to disclosures noted above, the adoption of ASU 2015-07 is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2014, FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40) (“ASU 2014-15”).  ASU 2014-15 requires an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable).  ASU 2014-15 provides guidance for management’s evaluation, including guidance regarding when substantial doubt about an entity’s ability to continue as a going concern exists, and when such doubt may be alleviated by management’s plans that are intended to mitigate those relevant conditions or events.  ASU 2014-15 also provides guidance regarding appropriate financial statement disclosures regarding conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern, management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations, and management’s plans that are intended to mitigate those conditions or events.  The provisions of ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.  Earlier application is permitted.  The Company adopted ASU 2014-15 effective August 1, 2016.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

During the year ended July 31, 2016, FASB issued four additional ASUs that provide clarification for specific aspects of ASU 2014-09.  The effective dates and transition requirements for these ASUs are the same as the effective dates and transition requirements included in ASU 2014-09 and ASU 2015-14.

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

In August 2016, FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”).  The amendments included in this update provide guidance regarding eight specific cash flow classification issues that are not specifically addressed in previous U.S. GAAP.  For public entities, the amendments included in ASU 2016-01 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The Company intends to adopt the provisions of ASU 2016-01 effective August 1, 2018.  Management is currently assessing the provisions of ASU 2016-15 and has not yet estimated its impact on the Company’s consolidated financial statements.

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

In June 2016, FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”).  The amendments included in this update affect entities holding financial assets, including trade receivables and investment securities available for sale, that are not accounted for at fair value through net income.  ASU 2016-13 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected.  The amendments included in this update also provide guidance for measurement of expected credit losses and for presentation of increases or decreases of expected credit losses on the statement of operations.  For public entities, the amendments included in ASU 2016-13 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  The Company intends to adopt the provisions of ASU 2016-01 effective August 1, 2020.  Management is currently assessing the provisions of ASU 2016-15 and has not yet estimated its impact on the Company’s consolidated financial statements.

3.	Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of EEI and its wholly owned and majority owned subsidiaries.  All intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions as of the date of the financial statements, which affect the reported values of assets and liabilities and revenues and expenses and disclosures of contingent assets and liabilities.  Actual results may differ from those estimates.

Investment Securities Available for Sale

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

Refer to Note 6 of these consolidated financial statements for additional disclosures regarding the Company’s investment securities available for sale.

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

Substantially all of the Company's cost-type work is with federal governmental agencies and, as such, is subject to audits after contract completion.  Under these cost-type contracts, provisions for adjustments to accrued revenue are recognized on a quarterly basis and based on past audit settlement history.  Government audits have been completed and final rates have been negotiated through fiscal year 2010.  The Company records an allowance for project disallowances in other accrued liabilities for potential disallowances resulting from government audits (refer to Note 12 of these consolidated financial statements).  Allowances for project disallowances are recorded as adjustments to revenue when the amounts are estimable.  Resolution of these amounts is dependent upon the results of government audits and other formal contract close-out procedures.

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

Refer to Note 7 of these consolidated financial statements for additional disclosures regarding the Company’s contract receivables, net.

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

The Company capitalizes costs of software acquisition and development projects, including costs related to software design, configuration, coding, installation, testing and parallel processing. Capitalized software costs are recorded in fixed assets, net of accumulated amortization, on the consolidated balance sheets. Capitalized software development costs generally include:

●	external direct costs of materials and services consumed to obtain or develop software for internal use;
●	payroll and payroll-related costs for employees who are directly associated with and who devote time to the project, to the extent of time spent directly on the project;
●	costs to obtain or develop software that allows for access or conversion of old data by new systems;
●	costs of upgrades and/or enhancements that result in additional functionality for existing software; and
●	interest costs incurred while developing internal-use software that could have been avoided if the expenditures had not been made.

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

The following software-related costs are expensed as incurred and recorded in general and administrative expenses on the consolidated statements of operations:

●	research costs, such as costs related to the determination of needed technology and the formulation, evaluation and selection of alternatives;
●	costs to determine system performance requirements for a proposed software project;
●	costs of selecting a vendor for acquired software;
●	costs of selecting a consultant to assist in the development or installation of new software;
●	internal or external training costs related to software;
●	internal or external maintenance costs related to software;
●
costs associated with the process of converting data from old to new systems, including purging or cleansing existing data, reconciling or balancing of data in the old and new systems and creation of new data;

●	updates and minor modifications; and
●	fees paid for general systems consulting and overall control reviews that are not directly associated with the development of software.

Capitalized software costs are evaluated for recoverability/impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, including when:

●	existing software is not expected to provide future service potential;
●	it is no longer probable that software under development will be completed and placed in service; and
●	costs of developing or modifying internal-use software significantly exceed expected development costs or costs of comparable third-party software.

Refer to Note 8 of these consolidated financial statements for additional disclosures regarding the Company’s property, buildings and equipment.

Goodwill

Goodwill is included in other assets on the accompanying consolidated balance sheets.  Goodwill is subject to an annual assessment for impairment by comparing the estimated fair values of reporting units to which goodwill has been assigned to the recorded book value of the respective reporting units.  The estimated fair value of reporting units is calculated using a discounted cash flows methodology.  Goodwill is also assessed for impairment between annual assessments whenever events or circumstances make it more likely than not that an impairment may have occurred.

Refer to Note 9 of these consolidated financial statements for additional disclosures regarding the Company’s recorded goodwill.

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

Refer to Note 8 of these consolidated financial statements for additional disclosures regarding impairment of property, buildings and equipment.

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

The Company does not record United States income taxes applicable to undistributed earnings of foreign subsidiaries that the Company intends to indefinitely reinvest in the operations of those entities.  Excess cash accumulated by any foreign subsidiary, beyond that necessary to fund operations or business expansion, may be repatriated to the U.S. at the discretion of Board of Directors of the respective entities.  The Company would be required to accrue and pay taxes on any amounts repatriated to the U.S. from foreign subsidiaries.

Income tax expense includes U.S. and international income taxes, determined using the applicable statutory rates.  A deferred tax asset is recognized for all deductible temporary differences and net operating loss carryforwards, and a deferred tax liability is recognized for all taxable temporary differences.

The Company has deferred tax assets, resulting principally from timing differences in the recognition of entity operating losses, contract reserves and accrued expenses.  The Company periodically evaluates the likelihood of realization of deferred tax assets, and provides for a valuation allowance when necessary.

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

Refer to Note 12 of these consolidated financial statements for additional disclosures regarding income taxes.

Defined Contribution Plans

EEI has a non-contributory defined contribution plan providing deferred benefits for substantially all of its employees (the “EEI Defined Contribution Plan”).  The annual expense of the EEI Defined Contribution Plan is based on a percentage of eligible wages as authorized by EEI’s Board of Directors.

EEI also has a supplemental retirement plan that provides post-retirement health care coverage for EEI’s founders and their spouses.  As of July 31, 2016, one founder, his spouse and the spouse of a deceased founder were receiving healthcare coverage under this plan.  The annual expense associated with this plan is determined based on discounted annual cost estimates over the estimated life expectancy of the founders and their spouses.

Walsh Environmental Scientists & Engineers, LLC (“Walsh”), a wholly-owned subsidiary of EEI, has a defined contribution plan providing deferred benefits for substantially all of its employees and the employees of two if its majority owned subsidiaries (the “Walsh Defined Contribution Plan”).  The respective entities contribute a percentage of eligible wages up to a maximum of 4%.

Refer to Note 17 of these consolidated financial statements for additional disclosures regarding the Company’s defined contribution plans.

Incentive Compensation

The Company expenses cash bonuses during the performance period to which they relate.  The value of stock awards is expensed over the vesting period of the respective award.  Share-based awards are measured at fair value on the respective grant date, based on the estimated number of awards that are expected to vest.  Compensation cost for awards that vest is not reversed if the awards expire without being exercised.

Refer to Note 14 of these consolidated financial statements for additional disclosures regarding the Company’s incentive compensation awards.

Earnings per Share

Basic and diluted earnings per share (“EPS”) are computed by dividing the net income (loss) attributable to Ecology and Environment, Inc. common shareholders by the weighted average number of common shares outstanding for the period.  After consideration of all the rights and privileges of the Class A and Class B stockholders (refer to Note 14 of these consolidated financial statements), in particular the right of the holders of the Class B Common Stock to elect no less than 75% of the Board of Directors making it highly unlikely that the Company will pay a dividend on Class A Common Stock in excess of Class B Common Stock, the Company allocates undistributed earnings between the classes on a one-to-one basis when computing earnings per share.  As a result, basic and fully diluted earnings per Class A and Class B share are equal amounts.

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

Refer to Note 18 of these consolidated financial statements for additional disclosures regarding the Company’s earnings per share.

Comprehensive Income (Loss)

Comprehensive income or loss represents the change in shareholders’ equity during a period, excluding changes arising from transactions with shareholders.  Comprehensive income or loss includes net income (loss) from the consolidated statements of operations, plus (less) other comprehensive income (loss) during a reporting period.

Other comprehensive income (loss) represents the net effect of accounting transactions that are recognized directly in shareholders’ equity, such as the unrealized net impact of currency translation adjustments from foreign operations and unrealized gains (losses) on available-for-sale securities. Refer to Note 15 of these consolidated financial statements for additional disclosures regarding accumulated other comprehensive income (loss).

Foreign Currencies and Inflation

The financial statements of foreign subsidiaries where the local currency is the functional currency are translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for results of operations.  Translation adjustments are deferred in accumulated other comprehensive income.  Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.  The Company recorded foreign currency transaction gains (losses) of less than $0.1 million, $0.1 million and less than $(0.1) million for the fiscal years ended July 31, 2016, 2015 and 2014, respectively.

The financial statements of foreign subsidiaries located in highly inflationary economies are remeasured as if the functional currency were the U.S. dollar.  The remeasurement of local currencies into U.S. dollars creates transaction adjustments which are included in net income.  The Company did not record any highly inflationary economy translation adjustments for the fiscal years ended July 31, 2016, 2015 or 2014.

Noncontrolling Interests

Earnings and other comprehensive income (loss) are separately attributed to both the controlling and noncontrolling interests.  Purchases of noncontrolling interests are recorded as reductions of shareholders’ equity on the consolidated statements of shareholders’ equity.  EPS is calculated based on net income (loss) attributable to the Company’s controlling interests.

4.	Significant Adjustments During the Three Months Ended July 31, 2016

During the three months ended July 31, 2016, the Company identified and recorded the following adjustments of amounts previously reported during periods prior to 2016. The Company determined that these amounts are not material to the current or any prior period:

•
Accrued severance liabilities maintained by the Company’s South American subsidiaries, which were reported in accrued payroll costs on the consolidated balance sheet at July 31, 2015, were reversed, resulting in a reduction of $0.6 million of administrative and indirect operating expenses, and an increase of $0.1 million in income tax provision for the three and twelve month periods ended July 31, 2016.  Net income attributable to EEI increased $0.3 million as a result of these adjustments for the three and twelve month periods ended July 31, 2016.

•
Correction of deferred tax assets and liabilities reported as of July 31, 2015 related to U.S. and South American operations resulted in a net increase in income tax provision of $0.4 million for the three and twelve month periods ended July 31, 2016.  Net income attributable to EEI decreased $0.2 million as a result of these adjustments for the three and twelve month periods ended July 31, 2016.

5.	Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  The Company invests cash in excess of operating requirements in income-producing short-term investments.  Money market funds of $0.3 million and less than $0.1 million were included in cash and cash equivalents in the accompanying consolidated balance sheets and consolidated statements of cash flows at July 31, 2016 and 2015, respectively.

6.	Fair Value of Financial Instruments

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

Level 1 Inputs – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. Generally, this includes debt and equity securities that are traded on an active exchange market (e.g., New York Stock Exchange) as well as certain U.S. Treasury and U.S. Government and agency mortgage-backed securities that are highly liquid and are actively traded in over-the-counter markets.

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

The availability of observable market data is monitored to assess the appropriate classification of financial instruments within the fair value hierarchy.  Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another.  In such instances, the transfer is reported at the beginning of the reporting period.  There were no transfers in or out of levels 1, 2 or 3 during fiscal years 2016, 2015 or 2014.

The fair value of the Company’s assets and liabilities that are measured at fair value on a recurring basis is summarized by level within the fair value hierarchy in the following table.

	Balance at July 31, 2016
	Level 1	Level 2		Level 3		Total
	(in thousands)
Assets
Investment securities available for sale	$1,598	$	---	$	---	$1,598

	Balance at July 31, 2015
	Level 1	Level 2		Level 3		Total
	(in thousands)
Assets
Investment securities available for sale	$1,434	$	---	$	---	$1,434

The Company recorded gross unrealized gains (losses) of less than $0.1 million related to investment securities available for sale in accumulated other comprehensive income (loss) at July 31, 2016 and 2015 and 2014.  The Company did not record any sales of investment securities during the twelve months ended July 31, 2016.

The carrying amount of cash and cash equivalents approximated fair value at July 31, 2016 and 2015.  These assets were classified as level 1 instruments at both dates.

Long-term debt consists of bank loans and capitalized equipment leases.  Lines of credit consist of borrowings for working capital requirements.  Based on the Company's assessment of the current financial market and corresponding risks associated with the debt and line of credit borrowings, management believes that the carrying amount of these liabilities approximated fair value at July 31, 2016 and 2015.  These liabilities were classified as level 2 instruments at both dates.  Refer to Note 10 and Note 11 of these consolidated financial statements for additional disclosures regarding the Company’s lines of credit, debt and capital lease obligations.

7.	Contract Receivables, net

Contract receivables, net are summarized in the following table.

	Balance at July 31,
	2016	2015
	(in thousands)
Contract Receivables:
Billed	$19,552	$22,916
Unbilled	20,696	25,904
	40,248	48,820
Allowance for doubtful accounts and contract adjustments	(5,929)	(5,954)
Contract receivables, net	$34,319	$42,866

Billed contract receivables included contractual retainage balances of $0.9 million and $0.5 million at July 31, 2016 and 2015, respectively.  Management anticipates that unbilled contract receivables and retainage balances at July 31, 2016 will be substantially billed and collected within one year.

Contract Receivable Concentrations

Significant concentrations of contract receivables and the allowance for doubtful accounts and contract adjustments are summarized in the following table.

	Balance at July 31, 2016		Balance at July 31, 2015
Region	Contract Receivables	Allowance for Doubtful Accounts and Contract Adjustments	Contract Receivables	Allowance for Doubtful Accounts and Contract Adjustments
	(in thousands)

United States, Canada and South America	$35,266	$1,034	$43,629	$1,043
Middle East and Africa	4,921	4,895	5,067	4,894
Asia	61	---	124	17
Totals	$40,248	$5,929	$48,820	$5,954

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

Combined contract receivables related to projects in the Middle East, Africa and Asia represented 12% and 11% of total contract receivables at July 31, 2016 and 2015, respectively, while the combined allowance for doubtful accounts and contract adjustments related to these projects represented 83% and 82%, respectively, of the total allowance for doubtful accounts and contract adjustments at those same period end dates.  These allowance percentages highlight the Company’s experience of heightened operating risks (i.e., political, regulatory and cultural risks) within these foreign regions in comparison with similar risks in the United States, Canada and South America.  These heightened operating risks have resulted in increased collection risks and the Company expending resources that it may not recover for several months, or at all.

Allowance for Doubtful Accounts and Contract Adjustments

Activity within the allowance for doubtful accounts and contract adjustments is summarized in the following table.

	Fiscal Year Ended July 31,
	2016	2015	2014
	(in thousands)

Balance at beginning of period	$5,954	$6,508	$5,969
Net increase (decrease) due to adjustments in the allowance for:
Contract adjustments (1)	(577)	(263)	474
Doubtful accounts (2)	552	(291)	95
Transfer of reserves (to) from allowance for project disallowances (3)	---	---	(30)
Balance at end of period	$5,929	$5,954	$6,508

(1)	Increases (decreases) to the allowance for contract adjustments on the consolidated balance sheets are recorded as (decreases) increases to revenue on the consolidated statements of operations.
(2)
Increases (decreases) to the allowance for doubtful accounts on the consolidated balance sheets are recorded as increases (decreases) to administrative and other indirect operating expenses on the consolidated statements of operations.

(3)	The allowance for project disallowances is included in other accrued liabilities on the consolidated balance sheets. Refer to Note 13 of these consolidated financial statements.

During fiscal year 2016, the Company’s Brazilian operations continued to be adversely affected by an economic downturn, the total scope and duration of which are uncertain.  Management is monitoring any adverse trends or events that may impact the realizability of the recorded net book value of contract receivables from customers in Brazil.  The Company maintained $0.8 million and $0.4 million of allowance for doubtful accounts at July 31, 2016 and 2015, respectively, related to the Company’s Brazilian operations.

8.	Property, Buildings and Equipment, net

Property, buildings and equipment is summarized in the following table.

	Balance at July 31,
	2016	2015
	(in thousands)

Land and land improvements	$393	$393
Buildings and building improvements	9,700	10,368
Field equipment	2,222	2,786
Computer equipment	4,439	4,685
Computer software	3,105	6,112
Office furniture and equipment	2,683	4,076
Vehicles	1,333	1,439
Other	543	693
	24,418	30,552
Accumulated depreciation and amortization	(18,324)	(23,438)
Property, buildings and equipment, net	$6,094	$7,114

During the three months ended April 30, 2016, the Company’s Board of Directors directed management to sell vacant buildings owned by the Company.  The buildings had a recorded net book value of $1.9 million at April 30, 2016.  Management assessed the recoverability of the net book value of the buildings based on its plan to sell the buildings, expected future use of the buildings, and the buildings’ appraised market value.  Based upon this assessment, management determined that the net book value of the buildings was impaired as of April 30, 2016.  As a result, during the three months ended April 30, 2016, the Company recorded an impairment loss of approximately $0.4 million as a reduction of property, buildings and equipment, net in the consolidated balance sheet and as additional administrative and indirect operating expenses in the consolidated statement of operations.

Also during the three months ended April 30, 2016, the Company received net insurance proceeds of approximately $0.4 million related to storm damage to two of its buildings.  These proceeds were recorded as a gain on insurance settlement in the consolidated statement of operations.

9.	Goodwill

Goodwill of $1.1 million is included in other assets on the accompanying consolidated balance sheets at July 31, 2016 and 2015. The Company’s most recent annual impairment assessment for goodwill was completed during the fourth quarter of fiscal year 2016.  Based on this assessment, the fair values of the reporting units to which goodwill is assigned exceeded the book values of the respective reporting units.  As a result, no impairment of goodwill was identified.

10.	Lines of Credit

Unsecured lines of credit are summarized in the following table.

	Balance at July 31,
	2016	2015
	(in thousands)
Outstanding cash draws, recorded as lines of credit on the accompanying consolidated balance sheets	$312	$672
Outstanding letters of credit to support operations	2,187	1,144
Total amounts used under lines of credit	2,499	1,816
Remaining amounts available under lines of credit	36,496	30,993
Total approved unsecured lines of credit	$38,995	$32,809

Contractual interest rates ranged from 3.50% to 15.60% at July 31, 2016.  The Company’s lenders have reaffirmed the lines of credit within the past twelve months.

11.	Debt and Capital Lease Obligations

Debt and capital lease obligations are summarized in the following table.

	Balance at July 31,
	2016	2015
	(in thousands)

Various loans and advances (interest rates ranging from 3.25% to 12%)	$217	$635
Capital lease obligations (interest rates ranging from 7.36% to 14%)	240	311
	457	946
Current portion of long-term debt and capital lease obligations	(240)	(551)
Long-term debt and capital lease obligations	$217	$395

The aggregate maturities of long-term debt and capital lease obligations as of July 31, 2016 are summarized in the following table.

Fiscal Year Ended July 31,	Amount
(in thousands)

2017	$240
2018	171
2019	27
2020	13
Thereafter	6
Total	$457

12.	Income Taxes

Income (loss) before income tax provision is summarized in the following table.

	Fiscal Year Ended July 31,
	2016	2015	2014
	(in thousands)

Domestic	$4,558	$3,500	$(4,305)
Foreign	(191)	4,469	3,858
	$4,367	$7,969	$(447)

The income tax provision is summarized in the following table.

	Fiscal Year Ended July 31,
	2016	2015	2014
	(in thousands)
Current:
Federal	$1,155	$488	$86
State	177	80	63
Foreign	730	2,047	1,012
Total current	2,062	2,615	1,161

Deferred:
Federal	587	1,379	(975)
State	269	172	24
Foreign	841	(397)	133
Total deferred	1,697	1,154	(818)
Total income tax provision	$3,759	$3,769	$343

A reconciliation of the income tax provision using the statutory U.S. income tax rate compared with the actual income tax provision reported on the consolidated statements of operations is summarized in the following table.

	Fiscal Year Ended July 31,
	2016	2015	2014
	(in thousands)

Income tax (benefit) provision at the U.S. federal statutory income tax rate	$1,485	$2,709	$(152)
Brazil valuation allowance	1,582	---	---
Income from "pass-through" entities taxable to noncontrolling partners	(39)	31	35
International rate differences	(145)	(338)	(144)
Other foreign taxes, net of federal benefit	153	161	(34)
Foreign dividend income	263	508	597
State taxes, net of federal benefit	312	166	28
Re-evaluation and settlements of tax contingencies	---	---	(20)
Peru non-deductible expenses	59	167	44
Canada and China valuation allowance	1	156	(83)
Other permanent differences	88	209	72
Income tax provision, as reported on the consolidated statements of operations	$3,759	$3,769	$343

The Company adopted the provisions of ASU 2015-17 effective November 1, 2015, and elected to adopt the guidance retrospectively.  As a result of adopting ASU 2015-17, deferred income tax assets of $3.9 million were reclassified from current assets and included in non-current deferred income tax assets on the consolidated balance sheet at July 31, 2015.  The significant components of deferred tax assets and liabilities are summarized in the following table.

	Balance at July 31,
	2016	2015
	(in thousands)
Deferred tax assets:
Contract and other reserves	$3,023	$3,257
Accrued compensation and expenses	734	836
Net operating loss carryforwards	1,265	737
Foreign and state income taxes	59	57
Foreign tax credit	296	296
Federal benefit from foreign tax audits	157	212
Other	(26)	454
Deferred tax assets	5,508	5,849
Less: valuation allowance	(2,278)	(560)
Net deferred tax assets	$3,230	$5,289

Deferred tax liabilities:
Federal expense on state deferred taxes	$(133)	$(225)
Fixed assets and intangibles	(759)	(341)
Federal expense from foreign accounting differences	(213)	(542)
Net deferred tax liabilities	$(1,105)	$(1,108)

During the fiscal year ended July 31, 2014, the Company generated a net operating loss in the U.S. of $1.7 million, which was carried forward and fully utilized in fiscal year 2015.  As of July 31, 2016, net operating losses attributable to operations in Brazil, Canada and China and net operating losses for state income tax purposes still exist.

The Company periodically evaluates the likelihood of realization of deferred tax assets, and provides for a valuation allowance when necessary.  Activity within the deferred tax asset valuation allowance is summarized in the following table.

	Fiscal Year Ended July 31,
	2016	2015
	(in thousands)

Balance at beginning of period	$560	$398
Additions during the period	1,765	176
Reductions during period	(47)	(14)
Balance at end of period	$2,278	$560

The valuation allowance maintained by the Company primarily relates to: (i) net operating losses in Brazil and Canada, the utilization of which is dependent on future earnings; (ii) excess foreign tax credit carryforwards, the utilization of which is dependent on future foreign source income; and (iii) capital loss carryforwards, the utilization of which is dependent on future capital gains.  Additions to the valuation allowance during the fiscal year ended July 31, 2016 primarily related to a deferred tax asset that resulted from net operating loss carryforwards from the Company’s Brazilian operations.  During the fiscal year ended July 31, 2016, based on available evidence including recent cumulative operating losses, management determined that it is more likely than not that these deferred tax assets will not be realized.

The Company has recorded $0.1 million and $0 of income taxes applicable to undistributed earnings of foreign subsidiaries that will not be indefinitely reinvested in those operations.  At July 31, 2016, the Company’s operations in Chile, Peru and Ecuador had $6.9 million of combined undistributed earnings that were indefinitely reinvested in those operations.

The Company files numerous consolidated and separate income tax returns in U.S. federal, state and foreign jurisdictions.  The Company’s tax matters for the fiscal years 2013 through 2016 remain subject to examination by the IRS.  The Company’s tax matters in other material jurisdictions remain subject to examination by the respective state, local, and foreign tax jurisdiction authorities.  No waivers have been executed that would extend the period subject to examination beyond the period prescribed by statute.

At July 31, 2016, 2015 and 2014, the Company had $0.1 million of uncertain tax positions (“UTPs”) resulting from gross unrecognized tax benefits that if realized, would favorably affect the effective income tax rate in future periods.  It is reasonably possible that the liability associated with UTPs will increase or decrease within the next twelve months.  At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

The Company recognizes interest and penalties related to liabilities for UTPs in other accrued liabilities on the consolidated balance sheets and in administrative and indirect operating expenses on the consolidated statements of operations.  The Company recorded interest and penalties expense related to liabilities for UTPs of less than $0.1 million during the fiscal years ended July 31, 2016, 2015 and 2014.  The Company had $0.1 million of accrued interest and penalties recorded at July 31, 2016 and 2015.

13.	Other Accrued Liabilities

Other accrued liabilities are summarized in the following table.

	Balance at July 31,
	2016	2015
	(in thousands)

Allowance for project disallowances	$1,819	$2,243
Other	1,626	1,688
Total other accrued liabilities	$3,445	$3,931

Activity within the allowance for project disallowances is summarized in the following table.

	Fiscal Year Ended July 31,
	2016	2015	2014
	(in thousands)

Balance at beginning of period	$2,243	$2,393	$2,663
Reduction of reserves recorded in prior fiscal years	(424)	(150)	(300)
Net change during the period, recorded as a transfer of reserves from allowance for doubtful accounts and contract adjustments	---	---	30
Balance at end of period	$1,819	$2,243	$2,393

The reductions in the allowance for project disallowances during fiscal years 2016, 2015 and 2014, which were recorded as additions to revenue, net on the consolidated statements of operations, resulted from settlements of allowances recorded in prior fiscal years.  The settlements resulted in cash payments of less than $0.1 million during fiscal years 2016, 2015 and 2014.

14.	Incentive Compensation

EEI and its subsidiaries may, at the discretion of their respective Boards of Directors, award incentive compensation to Directors, senior management and other employees based on the respective company’s financial performance and the individual’s job performance.  Incentive compensation may be awarded as cash bonuses, Class A Common Stock issued under EEI’s Stock Award Plan (defined below), or a combination of both cash and stock.

Cash Bonuses

The Company recorded $1.7 million, $3.0 million and $1.4 million of cash bonus awards as incentive compensation expense during the fiscal years ended July 31, 2016, 2015 and 2014, respectively.

Stock Award Plan

EEI adopted the 1998 Stock Award Plan effective March 16, 1998.  This plan, together with supplemental plans that were subsequently adopted by the Company’s Board of Directors, is referred to as the “Stock Award Plan”.  The Stock Award Plan is not a qualified plan Section 401(a) of the Internal Revenue Code.  Under the Stock Award Plan, Directors, officers and other key employees of EEI or any of its subsidiaries may be awarded Class A Common Stock as a bonus for services rendered to the Company or its subsidiaries, based upon the fair market value of the common stock at the time of the award.  The Stock Award Plan authorizes the Company’s Board of Directors to determine the vesting period and the circumstances under which the awards may be forfeited.

Under the supplemental plan in place as of July 31, 2016, which expired in October 2016, the Company issued 17,386 shares of Class A Common Stock under the Stock Award Plan, all of which were fully vested at July 31, 2016.  In October 2016, the Company’s Board of Directors adopted the current supplemental plan, the 2016 Stock Award Plan.  This plan permits awards of up to 200,000 shares of Class A Common Stock for a period of up to five years until its termination in October 2021.

EEI recorded non-cash compensation expense of less than $0.1 million during the twelve months ended July 31, 2016 and 2015 and $0.4 million during the twelve months ended July 31, 2014 in connection with outstanding stock compensation awards.  As of July 31, 2016, all previous stock awards were fully expensed.  The "pool" of excess tax benefits accumulated in Capital in Excess of Par Value was $0 and $0.1 million at July 31, 2016 and 2015, respectively.

In September 2015, EEI issued 4,533 Class A shares from the Stock Award Plan, which were valued at less than $0.1 million, to three directors as additional compensation for their roles as Chairman and members of EEI’s Audit Committee.  In September 2016, the Company issued an additional 4,450 Class A shares, valued at less than $0.1 million, to the Chairman and members of the Company’s Audit Committee.  These stock awards vested immediately upon issuance, subject to certain restrictions regarding transfer of the shares that expire one year after issuance.

15.	Shareholders' Equity

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

Cash Dividends

The Company declared cash dividends of $1.9 million, $2.1 million and $2.1 million during the fiscal years ended July 31, 2016, 2015 and 2014.  The Company paid cash dividends of $2.1 million during the fiscal years ended July 31, 2016, 2015 and 2014.  The Company paid cash dividends of $0.9 million, $1.0 million and $1.0 million in August 2016, 2015 and 2014, respectively, that were declared and accrued in prior periods.

Stock Repurchase Program

In August 2010, the Company’s Board of Directors approved a program for repurchase of 200,000 shares of Class A Common Stock (the “Stock Repurchase Program”).  As of July 31, 2016, the Company repurchased 122,918 shares of Class A stock, and 77,082 shares had yet to be repurchased under the Stock Repurchase Program.  The Company did not acquire any Class A shares under the Stock Repurchase Program during fiscal years 2016 or 2015.  The Company acquired 16,091 shares of Class A stock under the Stock Repurchase Program during fiscal year 2014 for a total acquisition cost of approximately $0.2 million.

Noncontrolling Interests

During the fiscal year ended July 31, 2015, Gustavson Associates, LLC (“Gustavson”), a majority owned indirect subsidiary of EEI, purchased an additional 7.2% of its outstanding common shares from noncontrolling shareholders for $0.3 million, paid as follows: (i) $0.1 million of cash paid on the transaction date; and (ii) $0.2 million payable in 3 annual installments during the fiscal years ended July 31, 2016, 2017 and 2018, plus interest accrued at 6% per annum.  EEI’s indirect ownership of Gustavson increased to 83.6% as a result of this transaction.

During the fiscal year ended July 31, 2014, in three separate transactions, EEI purchased a combined 10.5% of outstanding Walsh Environmental, LLC (“Walsh”) common shares from noncontrolling shareholders for $1.8 million, paid as follows: (i) $0.8 million in cash paid on the purchase transaction dates; (ii) $0.5 million EEI Class A Common Stock issued on one of the transaction dates; and (iii) $0.5 million of cash payable in two annual installments during the fiscal years ended July 31, 2015 and 2016, plus interest accrued at 3.25% per annum.  EEI’s direct ownership of Walsh increased to 100% as a result of these transactions.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are summarized in the following table.

	Balance at July 31,
	2016	2015
	(in thousands)

Unrealized net foreign currency translation losses	$(2,176)	$(1,738)
Unrealized net investment gains on available for sale investments	33	12
Total accumulated other comprehensive loss	$(2,143)	$(1,726)

16.	Operating Lease Commitments

The Company rents certain office facilities and equipment under non-cancelable operating leases and certain other facilities for servicing project sites over the term of the related long-term government contracts.  Lease agreements may contain step rent provisions and/or free rent concessions.   Lease payments based on a price index have rent expense recognized on a straight line or substantially equivalent basis, and are included in the calculation of minimum lease payments.  Gross rental expense associated with lease commitments was $3.5 million, $3.5 million and $3.9 million for the fiscal years ended July 31, 2016, 2015 and 2014, respectively.

Future minimum rental commitments under operating leases as of July 31, 2016 are summarized in the following table.

Fiscal Year Ended July 31,	Amount
(in thousands)

2017	$2,565
2018	2,289
2019	1,813
2020	1,278
2021	1,134
Thereafter	886

17.	Defined Contribution Plans

Contributions to the EEI Defined Contribution Plan and EEI Supplemental Retirement Plan are discretionary and determined annually by its Board of Directors.  The Walsh Defined Contribution Plan provides for mandatory employer contributions to match 100% of employee contributions up to 4% of each participant’s compensation.  The total expense under these plans was $1.4 million, $1.2 million, and $1.7 million for fiscal years 2016, 2015 and 2014, respectively.

18.	Earnings Per Share

The computation of basic and diluted EPS is included in the following table.

	Fiscal Year Ended July 31,
	2016	2015	2014
	(in thousands, except share and per share amounts)

Net (loss) income attributable to Ecology and Environment, Inc.	$886	$3,396	$(1,383)
Dividend declared	1,895	2,066	2,066
Undistributed earnings	$(1,009)	$1,330	$(3,449)

Weighted-average common shares outstanding (basic and diluted)	4,289,993	4,287,775	4,283,984

Distributed earnings per share	$0.44	$0.48	$0.48
Undistributed earnings per share	(0.23)	0.31	(0.80)
Total earnings per share	$0.21	$0.79	$(0.32)

19.	Segment Reporting

The Company reports segment information based on the geographic location of EEI and its direct and indirect subsidiaries.  Revenue, net and long-lived assets by business segment are summarized in the following tables.

	Fiscal Years Ended July 31,
	2016	2015	2014
	(in thousands)
Revenue, net, by Business Segment:
EEI and its subsidiaries located in the United States	$83,095	$88,715	$85,456
Subsidiaries located in South America (1)	22,722	38,220	42,569
Other foreign subsidiaries	---	---	402

(1)
Significant South American revenues included revenues from subsidiaries located in Peru ($9.7 million, $22.8 million and $19.5 million for fiscal years 2016, 2015 and 2014, respectively), Brazil ($5.0 million, $8.0 million and $13.8 million for fiscal years 2016, 2015 and 2014, respectively) and Chile ($7.5 million, $6.5 million and $8.8 million for fiscal years 2016, 2014 and 2014, respectively).

	Balance at July 31,
	2016	2015	2014
	(in thousands)
Long-lived assets by geographic location:
EEI and its subsidiaries located in the United States	$4,916	$5,901	$6,566
Subsidiaries located in South America	1,178	1,213	1,374
Other foreign subsidiaries	---	---	1

20.	Commitments and Contingencies

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

On February 4, 2011, the Chico Mendes Institute of Biodiversity Conservation of Brazil (the “Institute”) issued a Notice of Infraction to ecology and environment do brasil Ltda (“E&E Brasil”), a majority-owned subsidiary of EEI.  The Notice of Infraction concerned the taking and collecting wild animal specimens without authorization by the competent authority and imposed a fine of 520,000 Reais against E&E Brazil.   The Institute also filed Notices of Infraction against four employees of E&E Brasil alleging the same claims and imposed fines against those individuals that, in the aggregate, were equal to the fine imposed against E&E Brasil.  No claim has been made against EEI.

E&E Brasil has filed court claims appealing the administrative decisions of the Institute for E & E Brasil’s employees that: (a) deny the jurisdiction of the Institute; (b) state that the Notice of Infraction is constitutionally vague; and (c) affirmatively state that E&E Brasil had obtained the necessary permits for the surveys and collections of specimens under applicable Brazilian regulations and that the protected conservation area is not clearly marked to show its boundaries.  The claim of violations against one of the four employees was dismissed.  The remaining three employees have fines assessed against them that are being appealed through the federal courts. Violations against E&E Brasil are pending agency determination.  At July 31, 2016, the Company recorded a reserve of approximately $0.3 million in other accrued liabilities related to these claims.

Contract Termination Provisions

Certain contracts contain termination provisions under which the customer may, without penalty, terminate the contracts upon written notice to the Company.  In the event of termination, the Company would be paid only termination costs in accordance with the particular contract.  Generally, termination costs include unpaid costs incurred to date, earned fees and any additional costs directly allocable to the termination.  The Company did not experience early termination of any material contracts during fiscal years 2016 or 2015.

21.	Sale of Subsidiary

In October 2015, EEI sold its majority interest in ECSI, LLC (“ECSI”), an engineering and environmental consulting company headquartered in Kentucky, to ECSI’s minority shareholders for $0.3 million.  EEI recognized a loss on valuation of its investment in ECSI of approximately $0.4 million in administrative and indirect operating expenses on the accompanying consolidated statements of operations during the fourth quarter of the fiscal year ended July 31, 2015.  The offsetting allowance for loss on valuation of investment in ECSI was recorded in other assets on the accompanying consolidated balance sheets at July 31, 2015.  Effective with consummation of the sale in October 2015, ECSI and its owners are no longer related parties to EEI or any of its consolidated subsidiaries.

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

As of the end of the period covered by this report, our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 promulgated under the Exchange Act.  Notwithstanding the material weakness discussed below, management has concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal year ended July 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f).  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;
●
provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and that our receipts and expenditures are being made only in accordance with authorizations; and

●
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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of our internal control over financial reporting as of July 31, 2016 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (1992).  Based upon this assessment, management has concluded that our internal control over financial reporting was not effective as of July 31, 2016 due to the fact that there was a material weakness in the Company’s internal control over financial reporting.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis.

Specifically, management identified control deficiencies related to: (i) contingent losses that were incorrectly accrued as liabilities by certain foreign subsidiaries during fiscal years prior to 2016; and (ii) deferred income tax assets and liabilities that were incorrectly recorded by certain foreign subsidiaries during fiscal year prior to 2016.  Accounting staff of these foreign subsidiaries were not adequately trained regarding U.S. GAAP accounting and reporting requirements related to contingent losses and income taxes.  In addition, management located at the Company’s corporate headquarters in the U.S. did not provide adequate review and oversight over accounting for these items by foreign subsidiaries.  Although the combined deficiencies did not result in a material misstatement of the Company’s financial statements for any of the periods presented in this Form 10-K, management concluded that there was a reasonable possibility that, if any material misstatement had occurred, it would not have been prevented or detected on a timely basis.

Management has actively engaged in developing a remediation plan to address the material weakness noted above.  Specifically, the following controls have been established or will be established in during the fiscal year ended July 31, 2017:

●	Enhanced training of foreign accounting staff regarding U.S. GAAP accounting and reporting requirements as they relate to their operations;
●	Enhanced training of foreign accounting staff regarding accounting and reporting risks inherent in their operations and development of internal controls developed to mitigate those risks; and
●	Enhanced review and oversight controls established for corporate finance management located in the U.S. over the accounting and financial reporting activities of subsidiaries.

Management has developed a detailed plan and timetable for the implementation of the foregoing remediation efforts.  Under the direction of the Audit Committee, management will monitor the implementation plan and continue to review and make necessary changes to the plan to improve the overall design of the Company’s internal control environment.

In May 2014, COSO adopted an updated Internal Control—Integrated Framework, which includes enhancements to, and clarifications of, its original framework published in 1992.  The Company intends to implement COSO’s updated framework during the fiscal year ended July 31, 2017 in order to ensure full adoption by August 1, 2017.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

By:	/s/Gerard A. Gallagher III	By:	/s/H. John Mye III
	Gerard A. Gallagher III		H. John Mye III
	Chief Executive Officer		Chief Financial and Accounting Officer

Item 9B.    Other Information

None to report.

PART III

Item 10.     Directors and Executive Officers of the Registrant

The names, ages and positions of the executive officers and Directors of the Company are included in the following table.

Name	Age	Position

Frank B. Silvestro	79	Chairman of the Board, Executive Vice President and Director
Ronald L. Frank	78	Executive Vice President, Secretary, and Director
Gerard A. Gallagher III	59	President and Chief Executive Officer
Fred J. McKosky	62	Senior Vice President, Chief Operating Officer
H. John Mye III	64	Vice President, Chief Financial and Accounting Officer, and Treasurer
Laurence M. Brickman	72	Senior Vice President
Cheryl A. Karpowicz	65	Senior Vice President
Gerald A. Strobel	76	Director
Gerard A. Gallagher, Jr.	85	Director
Michael C. Gross	56	Director
Michael S. Betrus	63	Director
Michael R. Cellino, M.D.	63	Director

Each Director is elected to hold office until the next annual meeting of shareholders and until his successor is elected and qualified.  Executive officers are elected annually and serve at the discretion of the Board of Directors.  Specific experience, qualifications, attributes and skills for each Director and executive officer follow.

Mr. Frank B. Silvestro is a co-founder of the Company and has served as a Vice President and a Director since its inception in 1970.  In August 1986, he became Executive Vice President.  In 2013, he was appointed Chairman of the Board of Directors.  He also serves on the Pension Review Committee.  Mr. Silvestro has a B.A. in physics and an M.A. in biophysics.  In July 2016, Mr. Silvestro informed the Company’s Board of Directors that he will retire from his positions as Executive Vice President and Chairman of the Board of Directors effective January 1, 2017.  After his retirement, Mr. Silvestro intends to continue to serve as a Director of the Company and as a contracted consultant to the Company.

Mr. Ronald L. Frank is a co-founder of the Company and has served as Secretary, Treasurer, Vice President of Finance and a Director since its inception in 1970.  In 1986, he became Executive Vice President of Finance.  In 2008, Mr. Frank resigned his positions as Vice President of Finance and Treasurer of the Company.  Mr. Frank continues in his position as Executive Vice President on a part-time basis.  He also continues to serve as a Director of the Company, and as Chairman of the Pension Review Committee.  Mr. Frank has a B.S. in engineering and a M.A. in Physics.

Mr. Gerald A. Strobel is a co-founder of the Company and has served as a Vice President and a Director since its inception in 1970.  In August 1986, he became Executive Vice President of Technical Services.  He served as the Company’s Chief Executive Officer (“CEO”) from 2013 until his retirement in 2015.  He continues to serve as a Director of the Company and as a contracted consultant to the Company.  Mr. Strobel is a registered Professional Engineer in the state of New York, and has a B.S. in civil engineering and a M.S. in sanitary engineering.

Messrs. Silvestro, Frank and Strobel each have over forty years of work experience in managing the Company and knowing its markets and customers, which makes them uniquely qualified to serve as Directors.

Mr. Gerard A. Gallagher III has served as CEO of the Company since 2015 and as President of the Company since 2014.  He has been employed by the Company for 34 years, and previously served as Senior Vice President of Environmental Sustainability, Vice President and Regional Manager for the Company’s Southern U.S. operations.  Mr. Gallagher has a B.A. in physical geography.

Mr. Fred J. McKosky has served as the Chief Operating Officer of the Company since 2014.  He has been employed by the Company for 38 years, and previously served as Senior Vice President of Corporate Operations.  Mr. McKosky has an M.S. in environmental engineering and a B.S. in environmental science, and is a registered Professional Engineer in the state of New York.

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
Mr. Laurence M. Brickman joined the Company in 1971.  He became Vice President in 1988 and became a Senior Vice President in 1994.  Mr. Brickman has a B.S., M.S. and Ph.D. in biology.

Ms. Cheryl A. Karpowicz has been a Senior Vice President of the Company since 2011 and was named Senior Vice President of Business Development in 2014.  Ms. Karpowicz has been employed by the Company for 38 years and previously led its energy services area.  She has a B.A. in Interdepartmental Studies and is a Certified Planner and member of the American Institute of Certified Planners.

Mr. Gerard A Gallagher Jr. joined the Company in 1972, and retired in 2001 as a Senior Vice President.  He has served as a Director since 1986, and also serves as a contracted consultant to the Company.  Mr. Gallagher has a B.S. in Physics.  Mr. Gallagher’s tenure of 44 years with the Company, principally in domestic and international program management and in government contracting, provides an important understanding of the Company and its markets that makes him a valuable member of the Board of Directors.

Mr. Michael C. Gross has been a Director of the Company since 2010, and currently serves on the Audit Committee and the Pension Review Committee.  Mr. Gross was employed by the Audit Division of the New York State Department of Taxation and Finance for 32 years before his retirement in March 2016.  He has a B.S. in accounting and was a licensed property and casualty insurance broker from 2003 until 2016.  Mr. Gross’ accounting and insurance experience provide valuable experience and perspective to the Board of Directors.

Mr. Michael S. Betrus has been a Director of the Company since 2014, and currently serves as Chairman of the Audit Committee.  From 2005 until his retirement in 2015, Mr. Betrus served as Senior Vice President and Chief Financial Officer of Power Drives, Inc, a manufacturing and industrial distribution company located in Buffalo, New York.  He previously served as the Company’s Accounting and Contracts Manager from 1994 to 2005.  He has an M.S. in accounting and is a Certified Public Accountant in New York State.  Mr. Betrus has been designated as the Audit Committee financial expert.  With over 35 years of accounting, financial management, contractual oversight and forecasting experience, Mr. Betrus provides valuable financial perspective and insight to the Board of Directors.

Dr. Michael R. Cellino, M.D. has been a Director of the Company since 2015, and currently serves on the Audit Committee.  Dr. Cellino is a physician with a license to practice medicine from New York State, and is board certified in internal medicine.  Dr. Cellino has been a shareholder and employee of Buffalo Medical Group, PC, located in Buffalo, New York since 1991, where he has served in various governance roles, including Corporation Secretary, Chairman of the Governance Committee, Chairman of the Budget and Audit Committee and a Member of the Finance Committee.  His experience with oversight related to cost management and budgetary forecasting provides valuable financial perspective and insight to the Board of Directors.

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

Board of Directors Leadership, Structure and Risk Oversight

The Board of Directors operates under the leadership of its Chairman.  The Company’s restated bylaws require that the offices of Chairman of the Board, CEO and Secretary must be held by separate individuals.  Notwithstanding anything to the contrary in the previous sentence, in the event of removal, incapacity, or extended leave of the CEO, the Chairman of the Board will act as the CEO temporarily, until the CEO returns or is replaced by a resolution of the Board of Directors.  E&E believes the current leadership structure provides the appropriate balance of oversight, independence, administration and hands-on involvement in activities of the Board of Directors that are required for the efficient conduct of corporate governance activities.

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

Based solely on a review of the copies of such forms furnished to the Company and written representations from the Company’s Executive Officers and Directors, the Company believes that during the fiscal year ending July 31, 2016 all Section 16(a) filing requirements applicable to its Executive Officers, Directors and greater than ten percent (10%) beneficial owners were complied with by such persons, except for the following: (i) Ronald L. Frank purchased 500 shares of Class A Common Stock on August 29, 2016 but did not file his Form 4 concerning that transaction until September 1, 2016; and (ii) Mr. Frank also purchased 1 share of Class A Common Stock on April 1, 2016 but did not file his Form 4 concerning that transaction until June 20, 2016.

Item 11.     Executive Compensation

The Company's Board of Directors, acting as a Compensation Committee of the whole, is responsible for overseeing all of the executive compensation and equity plans and programs to ensure that its officers and senior staff are compensated in a manner that is consistent with its competitively based annual and long term performance goals.

The Board of Directors is responsible for establishing and approving our policies governing the compensation of our executive officers.  The Company provides what it believes is a competitive total compensation package to our executive team through a combination of base salary, cash bonuses, equity plans (for Company officers other than its Executive Vice Presidents) and other broad-based benefit programs.  Our compensation philosophy, policies, and practices with respect to all of the Company’s officers, including the CEO and our three most highly compensated officers as of July 31, 2016, is described below.

Objectives and Philosophy of Our Executive Compensation Program

Our primary objectives with respect to executive compensation are to:

●	attract, retain, and motivate talented executives by offering executive compensation that is competitive with our peer group;
●
promote the achievement of key financial and strategic performance measures by linking short- and long-term cash and equity incentives to the achievement of measurable corporate and, in some cases, individual performance goals; and

●	align the incentives of our executives with the creation of value for our shareholders.

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

Components of Our Executive Compensation Program

The primary elements of our executive compensation program are:

●	base salary;
●	cash incentive bonuses;
●	equity incentive awards;
●	severance benefits upon termination without cause; and
●	insurance and other employee benefits and compensation.

We do not have a formal or informal policy or target for allocating compensation between short-term and long-term compensation or between cash and non-cash compensation.  Salaries and bonuses of executive officers are reviewed and approved annually by the Board of Directors based primarily upon:

●	financial and operational performance of the Company as a whole, as evaluated against annual operating goals established by the Board of Directors;

●	individual performance of the executive, as evaluated against individual goals and objectives established by the Board of Directors;
●	performance of the executive management team as a whole, as evaluated against corporate goals and objectives established by the Board of Directors; and
●	informal benchmarking data, including comparison of our executive compensation to other peer companies.

Bonuses of executive officers may be in the form of cash, restricted awards of Class A Common Stock, or a combination of both.  The allocation between cash and non-cash compensation of executive officers is considered annually on a discretionary basis by the Board of Directors.

The following table provides a summary of the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended July 31, 2016 and 2015 of those persons who were at July 31, 2016: (i) the Company’s Chief Executive Officer and President; and (ii) the three other most highly compensated executive officers employed at July 31, 2016 with annual salary and bonus for the fiscal year ended July 31, 2016 in excess of $100,000.  In this Annual Report, the four persons named in the table below are referred to as the "Named Executives."

SUMMARY COMPENSATON TABLE

Name and Principal Position	Fiscal Year	Salary	Bonus (1)	Stock Awards (2)	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation (3)	Total

Gerard A. Gallagher III	2016	$314,390	$30,000	---	---	---	---	$10,930	$355,320
CEO and President	2015	$234,961	$100,000	$18,533	---	---	---	$9,702	$363,196

Frank B. Silvestro (4)	2016	$356,601	---	---	---	---	---	$10,666	$367,267
Executive Vice President and Chairman of the Board	2015	$356,601	$100,000	---	---	---	---	$10,466	$467,067

Ronald L. Frank	2016	$213,960	---	---	---	---	---	$8,822	$222,782
Executive Vice President and Director	2015	$213,960	$60,000	---	---	---	---	$8,822	$282,782

Fred J. McKosky	2016	$214,870	$30,000	---	---	---	---	$8,879	$253,749
Senior Vice President and Chief Operating Officer	2015	$192,662	$80,000	$23,468	---	---	---	$7,961	$304,091

(1)	Amounts earned for bonus compensation are determined at the discretion of the Board of Directors.
(2)	As of July 31, 2016, there were no outstanding restricted stock awards issued to Mr. Gallagher III or Mr. McKosky pursuant to the Company's Stock Award Plan.
(3)	Represents group term life insurance premiums and contributions made by the Company to its Defined Contribution Plan on behalf of the Named Executives.
(4)
In July 2016, Mr. Silvestro informed the Company’s Board of Directors that he will retire from his positions as Executive Vice President and Chairman of the Board of Directors effective January 1, 2017.  After his retirement, Mr. Silvestro intends to continue to serve as a Director of the Company and as a contracted consultant to the Company.

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

Stock Award Plan

EEI adopted the 1998 Stock Award Plan effective March 16, 1998.  This plan, together with supplemental plans that were subsequently adopted by the Company’s Board of Directors, is referred to as the “Stock Award Plan”.  The Stock Award Plan is not a qualified plan Section 401(a) of the Internal Revenue Code.  Under the Stock Award Plan, Directors, officers and other key employees of EEI or any of its subsidiaries may be awarded Class A Common Stock as a bonus for services rendered to the Company or its subsidiaries, based upon the fair market value of the common stock at the time of the award.  The Stock Award Plan authorizes the Company’s Board of Directors to determine the vesting period and the circumstances under which the awards may be forfeited.

Under the supplemental plan in place as of July 31, 2016, which expired in October 2016, the Company issued 17,386 shares of Class A Common Stock under the Stock Award Plan, all of which were fully vested at July 31, 2016.  In October 2016, the Company’s Board of Directors adopted the current supplemental plan, the 2016 Stock Award Plan.  This plan permits awards of up to 200,000 shares of Class A Common Stock for a period of up to five (5) years until its termination in October 2021.

Outstanding Equity Awards

At July 31, 2016, there were no outstanding awards for shares of Class A Common Stock that were granted and remained subject to vesting under the Stock Award Plan.

Director Compensation

Compensation earned by each employee and non-employee director for his services during fiscal year 2016 is summarized in the following table.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards	Non-Equity Incentive Plan Compensation Earnings (2)	Nonqualified Deferred Compensation Earnings	All Other Compensation (3)	Total

Frank B. Silvestro	---	---	---	$35,000	---	---	$35,000
Ronald L. Frank	---	---	---	$21,000	---	---	$21,000
Gerald A. Strobel	$36,611	---	---	$12,000	---	$63,389	$112,000
Gerard A. Gallagher, Jr.	$36,611	---	---	$6,000	---	$34,755	$71,366
Michael C. Gross	$36,611	$13,811	---	$6,000	---	---	$50,422
Michael R. Cellino, M.D.	$36,611	$13,811	---	$6,000	---	---	$50,422
Michael S. Betrus	$36,611	$18,752	---	$12,000	---	---	$55,363

(1)
In September 2015, the Company issued 1,350 shares, 1,350 shares and 1,833 shares of Class A Common Stock to Mr. Gross, Dr. Cellino, and Mr. Betrus, respectively.  These shares vested immediately upon issuance, subject to certain restrictions regarding transfer of the shares that expired on August 1, 2016.

(2)	Represents bonuses approved by the Board of Directors for the fiscal year ended July 31, 2016.
(3)	Represents compensation paid under a consulting arrangement.

Bonuses paid to Directors are reviewed and approved by the Board of Directors based primarily upon:

●	financial and operational performance of the Company as a whole, as evaluated against annual operating goals established by the Board of Directors;
●	individual performance of each Director; and
●	performance of the Board of Directors as a whole.

In July, 2015, the Board of Directors increased annual director compensation to $55,000 for Mr. Betrus and $50,000 for Mr. Gross and Dr. Cellino, effective August 1, 2016, in recognition for roles as Chairman and members of the Audit Committee.  Annual compensation will be in the form of cash ($36,611 per annum for each, paid quarterly) and stock.

In September 2016, the Company issued 1,812 shares, 1,319 shares and 1,319 shares of Class A Common Stock to Mr. Betrus, Mr. Gross and Dr. Cellino, respectively.  These shares vested immediately upon issuance, subject to certain restrictions regarding transfer of the shares that expired on August 1, 2017.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The number of outstanding shares of Class A Common Stock and Class B Common Stock of the Company beneficially owned by each person known by the Company to be the beneficial owner of more than 5 percent of the then outstanding shares of common stock as of September 30, 2016 are summarized in the following table.

	Class A Common Stock		Class B Common Stock
Name and Address (1)	Nature and Amount of Beneficial Ownership (2) (3)	Percent of Class as Adjusted (3)	Nature and Amount of Beneficial Ownership (2) (3)	Percent Of Class

Frank B. Silvestro*	297,052	9.0%	292,052	22.6%
Ronald L. Frank*	219,943	6.9%	187,234	14.5%
Gerald A. Strobel*	219,604	6.8%	219,604	17.0%
Gerhard J. Neumaier Testamentary Trust U/A Fourth	97,039	3.1%	97,039	7.5%
Kirsten Shelly	115,558	3.7%	115,558	8.9%
Franklin Resources, Inc. (4)	576,000	19.2%	---	---
Edward W. Wedbush (5)	363,673	12.1%	---	---
Mill Road Capital II GP LLC	463,072	15.4%	---	---
North Star Investment Management Corporation (6)	249,260	8.3%	---	---

*See Footnotes in the Security Ownership of Management table below.

(1)
The address for Frank B. Silvestro, Ronald L. Frank and Gerald A. Strobel is c/o Ecology and Environment, Inc., 368 Pleasant View Drive, Lancaster, New York 14086, unless otherwise indicated.  The address for the Gerhard J. Neumaier Testamentary Trust U/A Fourth is 248 Mill Road, East Aurora, New York 14052.  The address for Kirsten Shelly is 12 Running Brook Drive, Lancaster, New York 14086.  The address for Franklin Resources, Inc. is One Franklin Parkway, San Mateo, CA 94403-1906.  The address for Edward W. Wedbush is P.O. Box 30014, Los Angeles, CA 90030-0014.  The address for Mill Road Capital II GP LLC is 382 Greenwich Avenue, Suite One, Greenwich, CT 06830.  The address for North Star Investment Management Corporation is 20 N. Wacker Drive, Suite 1416, Chicago, Illinois 60606.

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

(3)
There are 3,000,956 shares of Class A Common Stock issued and outstanding and 1,293,146 shares of Class B Common Stock issued and outstanding as of September 30, 2016.  For each named individual, the percentage in the “Class A Common Stock — Percent of Class as Adjusted” column is based upon the total shares of Class A Common Stock outstanding, plus shares of Class B Common Stock that may be converted at any time by that holder to Class A Common Stock on a per person basis. The shares of Class B Common Stock assumed to be converted to Class A Common Stock for any named individual are not included in the calculation of the percentage of Class A Common Stock beneficially owned by any other named individual.

(4)	Includes shares owned by subsidiaries and affiliates of Franklin Resources, Inc. based upon a Schedule 13-G filed on February 7, 2012.
(5)	Includes shares owned by subsidiaries and affiliates of Edward W. Wedbush based upon a Schedule 13-G filed on February 15, 2013.
(6)	Includes shares owned by North Star Investment Management Corporation based upon a Schedule 13-G filed on January 19, 2016.

Security Ownership of Management

Beneficial ownership of the Company's Class A Common Stock and Class B Common Stock as of September 30, 2016, by (i) each Director of the Company; and (ii) all Directors and officers of the Company as a group are summarized in the following table.

	Class A Common Stock		Class B Common Stock
Name (1)	Nature and Amount of Beneficial Ownership (2) (3)	Percent of Class as Adjusted (4)	Nature and Amount of Beneficial Ownership (2) (3)	Percent of Class

Frank B. Silvestro (8)	297,052	9.0%	292,052	22.6%
Ronald L. Frank (5)(8)	219,943	6.9%	187,234	14.5%
Gerald A. Strobel (6)(8)	219,604	6.8%	219,604	17.0%
Gerard A. Gallagher, Jr.	59,606	1.9%	59,265	4.6%
Michael C. Gross (7)	26,568	*	23,449	1.8%
Michael R. Cellino, M.D.	4,389	*	---	---
Michael S. Betrus	4,645	*	---	---
Directors and Officers Group (12 individuals)	907,452	23.9%	794,944	61.5%

* Less than 1.0%

(1)	The address of each of the above shareholders is c/o Ecology and Environment, Inc., 368 Pleasant View Drive, Lancaster, New York 14086.
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

(4)
There are 3,000,956 shares of Class A Common Stock issued and outstanding and 1,293,146 shares of Class B Common Stock issued and outstanding as of September 30, 2016.  For each named individual, the percentage in the “Class A Common Stock — Percent of Class as Adjusted” column is based upon the total shares of Class A Common Stock outstanding, plus shares of Class B Common Stock that may be converted at any time by that holder to Class A Common Stock on a per person basis. The shares of Class B Common Stock assumed to be converted to Class A Common Stock for any named individual are not included in the calculation of the percentage of Class A Common Stock beneficially owned by any other named individual.

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

Item 13.     Certain Relationships and Related Transactions

Director Gerard A. Gallagher, Jr.'s son, Gerard A. Gallagher, III, serves as Chief Executive Officer and President of the Company and received aggregate compensation of $355,320 for his services during fiscal year 2016.  The Company believes that his compensation was commensurate with his peers during fiscal year 2016 and that his relationships during the year were reasonable and in the best interest of the Company.

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

Effective November 6, 2016, the Company dismissed its registered independent accounting firm, Schneider Downs & Co. Inc. and engaged Ernst & Young LLP as the successor independent registered accounting firm to provide audit and certain audit-related services.  The aggregate fees billed by Ernst & Young LLP to the Company for audit and audit-related services during fiscal years 2016 and 2015 are summarized in the following table.

	Fiscal Year Ended July 31,
	2016	2015

Audit fees	$416,309	$	*
Audit-related fees	---		*
Total	$416,309	$	*

* Not applicable.

The aggregate fees billed by Schneider Downs & Co. Inc. to the Company for audit and audit-related services during fiscal years 2016 and 2015 are summarized in the following table.

	Fiscal Year Ended July 31,
	2016	2015

Audit fees	$52,979	$442,747
Audit-related fees	30,259	45,045
Total	$83,238	$487,792

Audit Fees

Audit fees include aggregate fees paid or accrued for the audit of the annual financial statements included in this Annual Report on Form 10-K, reviews of the financial statements included in the Company's quarterly reports on Form 10-Q, and expenses incurred related to audit services.

Audit-Related Fees

Audit-related fees include aggregate fees paid or accrued for services rendered for audits of the Company’s defined contribution plans, and for indirect rate audits.

PART IV

Item 15.     Exhibits, Financial Statements, Schedules

(a)	1.	Financial Statements
			Page
		Report of Independent Registered Public Accounting Firm	30
		Consolidated Balance Sheets at July 31, 2016 and 2015	32
		Consolidated Statements of Operations for the fiscal years ended July 31, 2016, 2015 and 2014	33
		Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended July 31, 2016, 2015 and 2014	34
		Consolidated Statements of Cash Flows for the Fiscal years ended July 31, 2016, 2015 and 2014	35
		Consolidated Statements of Changes in Shareholders Equity for the fiscal years ended July 31, 2016, 2015 and 2014	36
		Notes to Consolidated Financial Statements	37

	2.	Financial Statement Schedule

		All schedules are omitted because they are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

	3.	Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation (1)
3.2	Certificate of Amendment of Certificate of Incorporation filed on March 23, 1970 (1)
3.3	Certificate of Amendment of Certificate of Incorporation filed on January 19, 1982 (1)
3.4	Certificate of Amendment of Certificate of Incorporation filed on January 29, 1987 (1)
3.5	Certificate of Amendment of Certificate of Incorporation filed on February 10, 1987 (1)
3.6	Restated By-Laws adopted on July 30, 1986 by Board of Directors (1)
3.7	Certificate of Change under Section 805-A of the Business Corporation Law filed August 18, 1988 (2)
3.8	Amendment to the By-Laws dated August 21, 2013 (8)
3.9	Re-stated By-Laws dated February 25, 2016 (9)
3.10	Certificate of Amendment of Certificate of Incorporation filed on March 1, 2016 (9)
4.1	Specimen Class A Common Stock Certificate (1)
4.2	Specimen Class B Common Stock Certificates (1)
10.1	Stockholders' Agreement among Gerhard J. Neumaier, Ronald L. Frank, Frank B. Silvestro and Gerald A. Strobel dated May 12, 1970 (1)
10.4	Ecology and Environment, Inc. Defined Contribution Plan Agreement dated July 25, 1980 as amended on April 28, 1981 and July 21, 1983 and restated effective August 1, 1984 (1)
10.5	Summary of Ecology and Environment Discretionary Performance Plan (3)
10.6	1998 Ecology and Environment, Inc. Stock Award Plan and Amendments (2)
10.7	2003 Ecology and Environment, Inc. Stock Award Plan (4)
10.8	2007 Ecology and Environment, Inc. Stock Award Plan (5)
10.9	2011 Ecology and Environment, Inc. Stock Award Plan (7)
10.10	Amendment No. 1 dated January 24, 2011 to the Stockholders’ Agreement among Gerhard J. Neumaier, Ronald L. Frank, Frank B. Silvestro and Gerald A. Strobel dated May 12, 1970 (6)
14.1	Code of Ethics (4)
21.5	Schedule of Subsidiaries as of July 31, 2016 (9)
23.1	Consent of Independent Registered Public Accounting Firm – Ernst & Young LLP (9)
23.2	Consent of Independent Registered Public Accounting Firm – Schneider Downs & Co., Inc. (9)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (9)
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (9)
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (9)
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (9)

Footnotes

(1)	Filed as exhibits to the Company's Registration Statement on Form S-1, as amended by Amendment Nos. 1 and 2, (Registration No. 33-11543), and incorporated herein by reference.
(2)	Filed as exhibits to the Company's Form 10-K for Fiscal Year Ending July 31, 2002, and incorporated herein by reference.
(3)	Filed as exhibits to the Company's 10-K for the Fiscal Year Ended July 31, 2003, and incorporated herein by reference.
(4)	Filed as exhibits to the Company's 10-K for the Fiscal Year Ending July 31, 2004, and incorporated herein by reference.
(5)	Filed as exhibits to the Company’s 10-K for the Fiscal Year Ending July 31, 2010, and incorporated herein by reference.
(6)	Filed as exhibits to the Company’s 10-K for the Fiscal Year Ending July 31, 2011, and incorporated herein by reference.
(7)	Filed as Appendix A to the Company’s Definitive Proxy Statement (Schedule 14A) dated December 13, 2011, and incorporated herein by reference.
(8)	Filed as an exhibit to Current Report on Form 8-K for August 21, 2013, and incorporated herein by reference.
(9)	Filed herewith.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECOLOGY AND ENVIRONMENT, INC.

Dated: November 15, 2016	/s/ Gerard A. Gallagher III
Gerard A. Gallagher, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Gerard A. Gallagher III
Gerard A. Gallagher III	Chief Executive Officer and President	November 15, 2016

/s/ Frank B. Silvestro
Frank B. Silvestro	Executive Vice President, Chairman of the Board of Directors and Director	November 15, 2016

/s/ Ronald L. Frank
Ronald L. Frank	Executive Vice President, Secretary and Director	November 15, 2016

/s/ H. John Mye III
H. John Mye III	Vice President, Treasurer, Chief Financial Officer and Chief Accounting Officer	November 15, 2016

/s/ Gerald A. Strobel
Gerald A. Strobel	Director	November 15, 2016

/s/ Gerard A. Gallagher, Jr.
Gerard A. Gallagher, Jr.	Director	November 15, 2016

/s/ Michael R. Cellino
Michael R. Cellino	Director	November 15, 2016

/s/ Michael S. Betrus
Michael S. Betrus	Director	November 15, 2016

/s/ Michael C. Gross
Michael C. Gross	Director	November 15, 2016