Form 10-Q
period 2016-10-29
ECOLOGY & ENVIRONMENT INC
filed 2016-12-13
CIK 809933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 29, 2016

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

At November 30, 2016, 3,000,956 shares of Registrant's Class A Common Stock (par value $.01) and 1,293,146 shares of Class B Common Stock (par value $.01) were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Ecology and Environment, Inc.
Condensed Consolidated Balance Sheets
Unaudited
(amounts in thousands, except share data)

	Balance at
	October 29, 2016	July 31, 2016
Assets

Current assets:
Cash, cash equivalents and restricted cash	$10,950	$10,161
Investment securities available for sale	1,489	1,499
Contract receivables, net of allowance for doubtful accounts and contract adjustments of $6,019 and $5,929, respectively	32,384	34,319
Income tax receivable	655	916
Other current assets	2,879	2,104
Assets held for sale	1,335	-

Total current assets	49,692	48,999

Property, buildings and equipment, net of accumulated depreciation of $18,587 and $18,324, respectively	4,665	6,094
Deferred income taxes	2,413	2,650
Other assets	1,775	1,769

Total assets	$58,545	$59,512

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$6,995	$6,874
Lines of credit	365	312
Accrued payroll costs	4,796	6,590
Current portion of long-term debt and capital lease obligations	232	240
Billings in excess of revenue	3,747	3,297
Other accrued liabilities	2,752	3,445

Total current liabilities	18,887	20,758

Income taxes payable	107	107
Deferred income taxes	532	525
Long-term debt and capital lease obligations	184	217
Commitments and contingencies (Note 15)	-	-

Shareholders' equity:
Preferred stock, par value $.01 per share (2,000,000 shares authorized; no shares issued)	-	-
Class A common stock, par value $.01 per share (6,000,000 shares authorized; 3,035,778 shares issued)	30	30
Class B common stock, par value $.01 per share; (10,000,000 shares authorized; 1,357,947 shares issued)	14	14
Capital in excess of par value	16,595	16,606
Retained earnings	23,102	22,237
Accumulated other comprehensive loss	(2,146)	(2,143)
Treasury stock, at cost (Class A common: 34,822 and 39,272 shares; Class B common: 64,801 shares)	(1,122)	(1,172)

Total Ecology and Environment, Inc. shareholders' equity	36,473	35,572
Noncontrolling interests	2,362	2,333

Total shareholders' equity	38,835	37,905

Total liabilities and shareholders' equity	$58,545	$59,512

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ecology and Environment, Inc.
Condensed Consolidated Statements of Operations
Unaudited
(amounts in thousands, except share data)

	Three Months Ended
	October 29, 2016	October 31, 2015

Revenue, net	$25,605	$30,062

Cost of professional services and other direct operating expenses	9,410	10,684
Subcontract costs	4,301	5,595
Administrative and indirect operating expenses	7,382	7,967
Marketing and related costs	2,865	2,953
Depreciation and amortization	234	296

Income from operations	1,413	2,567
Interest income	30	11
Interest expense	(28)	(24)
Gain on sale of assets and investment securities	9	-
Net foreign exchange gain	(12)	13
Other income	7	53

Income before income tax provision	1,419	2,620
Income tax provision	569	2,037

Net income	850	583

Net loss attributable to noncontrolling interests	38	81

Net income attributable to Ecology and Environment, Inc.	$888	$664

Net income per common share: basic and diluted	$0.21	$0.15

Weighted average common shares outstanding: basic and diluted	4,292,733	4,288,404

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ecology and Environment, Inc.
Condensed Consolidated Statements of Comprehensive Income
Unaudited
(amounts in thousands)

	Three Months Ended
	October 29, 2016	October 31, 2015

Net income including noncontrolling interests	$850	$583
Foreign currency translation adjustments	54	(514)
Unrealized investment gains, net	(11)	3

Comprehensive income	893	72
Comprehensive (income) loss attributable to noncontrolling interests	(8)	225

Comprehensive income attributable to Ecology and Environment, Inc.	$885	$297

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ecology and Environment, Inc.
Condensed Consolidated Statements of Cash Flows
Unaudited
(amounts in thousands)

	Three Months Ended
	October 29, 2016	October 31, 2015
Cash flows from operating activities:
Net income	$850	$583
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	234	296
Deferred income tax	247	979
Share based compensation expense	-	15
Tax impact of share-based compensation	(6)	-
Gain on sale of assets and investment securities	(9)	-
Net recovery of contract adjustments and doubtful accounts	(692)	(361)
Net bad debt (recovery) expense	121	(29)
Changes in:
- contract receivables	1,975	3,790
- other current assets	(694)	(891)
- income tax receivable	261	297
- other non-current assets	(5)	53
- accounts payable	964	(967)
- accrued payroll costs	(1,823)	(1,816)
- income taxes payable	3	684
- billings in excess of revenue	412	200
- other accrued liabilities	(54)	25
Net cash provided by operating activities	1,784	2,858

Cash flows from investing activities:
Proceeds from sale of subsidiary	-	150
Purchase of property, building and equipment	(128)	(317)
Proceeds from sale of property, building and equipment	9	-
Purchase of investment securities	(2)	(6)
Net cash used in investing activities	(121)	(173)

Cash flows from financing activities:
Dividends paid	(861)	(1,033)
Repayment of debt	(42)	(308)
Net borrowing repayments of under lines of credit	47	(352)
Distributions to noncontrolling interests	(3)	(94)
Net cash used in financing activities	(859)	(1,787)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(15)	(205)

Net increase in cash, cash equivalents and restricted cash	789	693
Cash, cash equivalents and restricted cash at beginning of period	10,161	8,703

Cash, cash equivalents and restricted cash at end of period	$10,950	$9,396

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$26	$22
Income taxes	164	390
Supplemental disclosure of non-cash items:
Sale of subsidiary (loans receivable)	75	150

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ecology and Environment, Inc.
Condensed Consolidated Statements of Shareholders’ Equity

	Class A Common Stock Shares	Class A Common Stock Amount	Class B Common Stock Shares	Class B Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares	Treasury Stock Amount	Noncontrolling Interest

Balance at July 31, 2015 (audited)	3,023,206	$30	1,370,519	$14	$16,575	$23,246	$(1,726)	107,046	$(1,224)	$3,570

Net income (loss)	-	-	-	-	-	887	-	-	-	(278)
Foreign currency translation adjustment	-	-	-	-	-	-	(438)	-	-	(119)
Cash dividends declared ($0.44 per share)	-	-	-	-	-	(1,895)	-	-	-	-
Unrealized investment gains, net	-	-	-	-	-	-	21	-	-	-
Conversion of Class B common stock to Class A common stock	12,572	-	(12,572)	-	-	-	-	-	-	-
Issuance of stock under stock award plan	-	-	-	-	(6)	-	-	(4,533)	52	-
Share-based compensation expense	-	-	-	-	37	-	-	-	-	-
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	(530)
Sale of majority-owned subsidiary	-	-	-	-	-	-	-	-	-	(310)
Purchase of additional noncontrolling interests	-	-	-	-	-	-	-	-	-	-
Stock award plan forfeitures	-	-	-	-	-	-	-	1,560	-	-

Balance at July 31, 2016 (audited)	3,035,778	$30	1,357,947	$14	$16,606	$22,238	$(2,143)	104,073	$(1,172)	$2,333

Net income (loss)	-	-	-	-	-	888	-	-	-	(38)
Foreign currency translation adjustment	-	-	-	-	-	-	8	-	-	46
Unrealized investment gains, net	-	-	-	-	-	-	(11)	-	-	-
Issuance of stock under stock award plan	-	-	-	-	(5)	-	-	(4,450)	50	-
Tax impact of share based compensation	-	-	-	-	(6)	-	-	-	-	-
Tax impact of noncontrolling interests	-	-	-	-	-	(24)	-	-	-	24
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	(3)

Balance at October 29, 2016 (unaudited)	3,035,778	$30	1,357,947	$14	$16,595	$23,102	$(2,146)	99,623	$(1,122)	$2,362

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ecology and Environment, Inc.
Notes to Condensed Consolidated Financial Statements

1.	Organization and Basis of Presentation

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

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of such information.  All such adjustments are of a normal recurring nature.  Certain prior year amounts were reclassified to conform to the condensed consolidated financial statement presentation for the three months ended October 29, 2016.

Although the Company believes that the disclosures herein are adequate to make the information presented not misleading, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), including a description of significant accounting policies, have been condensed or omitted pursuant to SEC rules and regulations.  Therefore, these financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2016 filed with the Securities and Exchange Commission (the “2016 Annual Report”).  The accounting policies followed by the Company for preparation of the consolidated financial statements included in the 2016 Annual Report were also followed for this interim report.  The condensed consolidated results of operations for the three months ended October 29, 2016 are not necessarily indicative of the results for any subsequent period or the entire fiscal year ending July 31, 2017.

2.	Recent Accounting Pronouncements

Accounting Pronouncements Adopted During the Three Months Ended October 29, 2016

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

In May 2015, FASB issued ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities that Calculate Net Asset Value Per Share (Or its Equivalent) (“ASU 2015-07”).  ASU 2015-07 removes the requirements to: 1) categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value (“NAV”) per share practical expedient; and 2) make certain disclosures for all investments that are eligible to be measured at fair value using the NAV per share practical expedient.  The amendments in ASU 2015-07 are effective for public entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The amendment is required to be applied retrospectively and early adoption is permitted.  The Company adopted ASU 2015-07 effective August 1, 2016.  Other than the changes to disclosures noted above, adoption of this standard did not have a material impact on the Company’s consolidated financial statements.  Refer to Note 4 of these condensed consolidated financial statements for additional disclosures regarding the Company’s investments in available for sale securities that are valued using the NAV practical expedient.

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

In November 2016, FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230) – Restricted Cash – a consensus of the FASB Emerging Issues Task Force (“ASU 2016-18”).  The amendments included in this update require that amounts described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  For public entities, the amendments included in ASU 2016-18 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period.  The Company adopted the provisions of ASU 2016-18 effective August 1, 2016.  Adoption of this standard did not have a material impact on the Company’s consolidated financial statements.  Refer to Note 3 of these condensed consolidated financial statements for additional disclosures regarding the Company’s cash, cash equivalents and restricted cash.

Accounting Pronouncements Not Yet Adopted as of October 29, 2016

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

3.	Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash are summarized in the following table.

	Balance at
	October 29, 2016	July 31, 2016
	(in thousands)
Cash and cash equivalents	$10,683	$9,902
Restricted cash	267	259
Total cash, cash equivalents and restricted cash	$10,950	$10,161

Restricted cash is required to be maintained on deposit in Brazil as collateral for certain outstanding letters of credit.

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  The Company invests cash in excess of operating requirements in income-producing short-term investments.  Money market funds of $0.6 million and $0.3 million were included in cash, cash equivalents and restricted cash in the accompanying condensed consolidated balance sheets at October 29, 2016 and July 31, 2016, respectively.

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

The availability of observable market data is monitored to assess the appropriate classification of financial instruments within the fair value hierarchy.  Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another.  In such instances, the transfer is reported at the beginning of the reporting period.  The Company evaluated the significance of transfers between levels based upon the nature of the financial instrument.  There were no transfers in or out of levels 1, 2 or 3, respectively during the three months ended October 29, 2016 or the fiscal year ended July 31, 2016.

The carrying amount of cash, cash equivalents and restricted cash approximated fair value at October 29, 2016 and July 31, 2016.  These assets were classified as level 1 instruments at both dates.

Investment securities available for sale of $1.5 million at October 29, 2016 and July 31, 2016 primarily include mutual funds that are invested in U.S. municipal bonds, which may be immediately redeemed by the Company without prior notice.  These mutual funds are valued at the net asset value (“NAV”) of shares held by the Company at period end as a practical expedient to estimate fair value.  These mutual funds are deemed to be actively traded, are required to publish their daily NAV and are required to transact at that price.  As a result of the Company’s adoption of ASU 2015-07 effective August 1, 2016 (refer to Note 2 above), investment securities available for sale are not reported within the fair value hierarchy noted above.

Unrealized gains or losses related to investment securities available for sale are recorded in accumulated other comprehensive income, net of applicable income taxes in the accompanying condensed consolidated balance sheets and condensed consolidated statements of changes in shareholders' equity.  The cost basis of securities sold is based on the specific identification method.  The Company had unrealized gains of less than $0.1 million recorded in accumulated other comprehensive income during the three months ended October 29, 2016 and October 31, 2015.  Reclassification adjustments out of accumulated other comprehensive income are included within other income (expense) on the accompanying condensed consolidated statements of operations.  The Company did not record any sales of investment securities during the three months ended October 29, 2016 or during the three months ended October 31, 2015.

Long-term debt consists of bank loans and capitalized equipment leases.  Lines of credit consist of borrowings for working capital requirements.  Based on the Company's assessment of the current financial market and corresponding risks associated with the debt and line of credit borrowings, management believes that the carrying amount of these liabilities approximated fair value at October 29, 2016 and July 31, 2016.  These liabilities were classified as level 2 instruments at both dates.  There were no financial instruments classified as level 3 at October 29, 2016 or July 31, 2016.

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

Contract Receivables, Net

Contract receivables, net are summarized in the following table.

	Balance at
	October 29, 2016	July 31, 2016
	(in thousands)
Contract Receivables:
Billed	$20,318	$19,552
Unbilled	18,085	20,696
	38,403	40,248
Allowance for doubtful accounts and contract adjustments	(6,019)	(5,929)
Total contract receivables, net	$32,384	$34,319

Billed contract receivables included contractual retainage balances of $0.9 million at October 29, 2016 and July 31, 2016.  Management anticipates that the unbilled receivables and retainage balances outstanding at October 29, 2016 will be substantially billed and collected within one year.

Contract Receivable Concentrations

Significant concentrations of contract receivables and the allowance for doubtful accounts and contract adjustments are summarized in the following table.

	Balance at October 29, 2016		Balance at July 31, 2016
Region	Contract Receivables	Allowance for Doubtful Accounts and Contract Adjustments	Contract Receivables	Allowance for Doubtful Accounts and Contract Adjustments
	(in thousands)

United States, Canada and South America	$33,420	$1,124	$35,266	$1,034
Middle East and Africa	4,922	4,895	4,921	4,895
Asia	61	---	61	---
Totals	$38,403	$6,019	$40,248	$5,929

Combined contract receivables related to projects in the Middle East, Africa and Asia represented 13% and 12% of total contract receivables at October 29, 2016 and July 31, 2016, respectively, while the combined allowance for doubtful accounts and contract adjustments related to these projects represented 81% and 83% of the total allowance for doubtful accounts and contract adjustments at those same period end dates.  These allowance percentages highlight the Company’s experience of heightened operating risks (i.e., political, regulatory and cultural risks) within these foreign regions in comparison with similar risks in the United States, Canada and South America, which result in increased collection risks and the risk of the Company expending resources that it may not recover for several months, or at all.

Allowance for Doubtful Accounts and Contract Adjustments

Activity within the allowance for doubtful accounts and contract adjustments is summarized in the following table.

	Three Months Ended
	October 29, 2016	October 31, 2015
	(in thousands)

Balance at beginning of period	$5,929	$5,954
Net increase (decrease) due to adjustments in the allowance for:
Contract adjustments (1)	(46)	(29)
Doubtful accounts (2)	136	(6)
Balance at end of period	$6,019	$5,919

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

6.	Assets Held for Sale

In September 2016, the Company entered into a letter of intent to sell property including land, a vacant building, related building improvements and fixtures, and warehouse space to a non-affiliated third party.  Management expects to consummate the sale of this property during January 2017.  The Company has not maintained any material operations within this property for several years.

The Company classified the $1.3 million net book value of this property as assets held for sale at October 29, 2016.  The selling price is expected to approximate the net book value of the property.

7.	Lines of Credit

Unsecured lines of credit are summarized in the following table.

	Balance at
	October 29, 2016	July 31, 2016
	(in thousands)

Outstanding cash draws, recorded as lines of credit on the accompanying condensed consolidated balance sheets	$365	$312
Outstanding letters of credit to support operations	1,943	2,187
Total amounts used under lines of credit	2,308	2,499
Remaining amounts available under lines of credit	36,717	36,496
Total approved unsecured lines of credit	$39,025	$38,995

Contractual interest rates for lines of credit ranged from 3.50% to 15.60% at October 29, 2016.  The Company’s lenders have reaffirmed the lines of credit within the past twelve months.

8.	Debt and Capital Lease Obligations

Debt and capital lease obligations are summarized in the following table.

	Balance at
	October 29, 2016	July 31, 2016
	(in thousands)

Various bank loans and advances (interest rates ranging from 3.25% to 12.00% at October 29, 2016)	$215	$217
Capital lease obligations (interest rates ranging from 7.36% to 14.00% at October 29, 2016)	201	240
	416	457
Current portion of long-term debt and capital lease obligations	(232)	(240)
Long-term debt and capital lease obligations	$184	$217

The aggregate maturities of long-term debt and capital lease obligations as of October 29, 2016 are summarized in the following table.

Twelve Months Ended October 31,	Amount
(in thousands)

2017	$232
2018	146
2019	22
2020	13
Thereafter	3
Total	$416

9.	Income Taxes

The estimated effective tax rate was 40.1% and 77.7% for the three months ended October 29, 2016 and October 31, 2015, respectively.

The Company periodically evaluates the likelihood of realization of deferred tax assets, and provides for a valuation allowance when necessary.  Based on available evidence, including recent cumulative operating losses, management determined during the three months ended October 31, 2015 that it was more likely than not that deferred tax assets related to net operating loss carryforwards from its Brazilian operations will not be realized.  As a result, the Company recorded a valuation allowance of $0.9 million as a reduction of deferred tax assets on the condensed consolidated balance sheet at October 31, 2015 and an addition to income tax expense on the condensed consolidated statement of operations for the three months ended October 31, 2015.

10.	Other Accrued Liabilities

Other accrued liabilities are summarized in the following table.

	Balance at
	October 29, 2016	July 31, 2016
	(in thousands)

Allowance for project disallowances	$1,173	$1,819
Other	1,579	1,626
Total other accrued liabilities	$2,752	$3,445

Activity within the allowance for project disallowances is summarized in the following table.

	Three Months Ended
	October 29, 2016	October 31, 2015
	(in thousands)

Balance at beginning of period	$1,819	$2,243
Reduction of settlement estimate recorded in prior periods	(646)	(424)
Balance at end of period	$1,173	$1,819

The allowance for project disallowances represents potential disallowances of amounts billed and collected resulting from contract close-outs and government audits.  Allowances for project disallowances are recorded when the amounts are estimable, and may be revised during subsequent reporting periods when estimates of settlement amounts become more certain, or when actual settlements are finalized.  Settlements of certain contracts completed during prior fiscal years were finalized during the three months ended October 29, 2016 and October 31, 2015, resulting in no cash received or paid during either period.

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

EEI recorded non-cash compensation expense of $0 and less than $0.1 million during the three months ended October 29, 2016 and October 31, 2015, respectively.  As of July 31, 2016, all previous stock awards under the Stock Award Plan were fully vested.

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

Cash Dividends

The Company did not declare any cash or non-cash dividends during the three months ended October 29, 2016 or October 31, 2015.  The Company paid dividends of $0.9 million and $1.0 million in August 2016 and 2015, respectively, that were declared and accrued in prior periods.

Stock Repurchase Program

In August 2010, the Company’s Board of Directors approved a program for repurchase of 200,000 shares of Class A common stock (the “Stock Repurchase Program”).  As of October 29, 2016, the Company repurchased 122,918 shares of Class A stock, and 77,082 shares had yet to be repurchased under the Stock Repurchase Program.  The Company did not acquire any Class A shares under the Stock Repurchase Program during the three months ended October 29, 2016 or October 31, 2015.

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

The Company considers acquiring additional interests in majority owned subsidiaries when noncontrolling shareholders express their intent to sell their interests.  Acquisitions of noncontrolling interests are settled and recorded at amounts that approximate fair value.  Purchases of noncontrolling interests are recorded as reductions of shareholders’ equity on the condensed consolidated statements of shareholders’ equity.  The Company did not acquire additional interest in any of its majority-owned subsidiaries during the three months ended October 29, 2016 or October 31, 2015.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are summarized in the following table.

	Balance at
	October 29, 2016	July 31, 2016
	(in thousands)

Unrealized net foreign currency translation losses	$(2,168)	$(2,176)
Unrealized net investment gains on available for sale investments	22	33
Total accumulated other comprehensive loss	$(2,146)	$(2,143)

13.	Earnings Per Share

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

The computation of earnings per share is included in the following table.

	Three Months Ended
	October 29, 2016		October 31, 2015
	(in thousands, except share and per share amounts)

Net income attributable to Ecology and Environment, Inc.		$888		$664
Dividends declared		---		---
Balance at end of period		$888		$664

Weighted-average common shares outstanding (basic and diluted)		4,292,733		4,288,404

Distributed earnings per share	$	---	$	---
Undistributed earnings per share		0.21		0.15
Total earnings per share		$0.21		$0.15

14.	Segment Reporting

The Company reports segment information based on the geographic location of its customers (for revenues) and the location of its offices (for long-lived assets). Revenue and long-lived assets by business segment are summarized in the following tables.

	Three Months Ended
	October 29, 2016	October 31, 2015
	(in thousands)
Revenue, net by geographic location:
EEI and its subsidiaries located in the United States	$20,346	$24,002
Subsidiaries located in South America (1)	5,259	6,060

(1)
Significant South American revenues included revenues in Peru ($1.1 million and $3.0 million for the three months ended October 29, 2016 and October 31, 2015, respectively), Brazil ($2.2 million and $1.1 million for the three months ended October 29, 2016 and October 31, 2015, respectively) and Chile ($2.0 million and $1.8 million for the three months ended October 29, 2016 and October 31, 2015, respectively).

	Balance at
	October 29, 2016	July 31, 2016
	(in thousands)
Long-Lived Assets by geographic location:
EEI and its subsidiaries located in the United States	$3,450	$4,916
Subsidiaries located in South America	1,215	1,178

15.	Commitments and Contingencies

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

E&E Brasil has filed court claims appealing the administrative decisions of the Institute for E & E Brasil’s employees that: (a) deny the jurisdiction of the Institute; (b) state that the Notice of Infraction is constitutionally vague; and (c) affirmatively state that E&E Brasil had obtained the necessary permits for the surveys and collections of specimens under applicable Brazilian regulations and that the protected conservation area is not clearly marked to show its boundaries.  The claim of violations against one of the four employees was dismissed.  The remaining three employees have fines assessed against them that are being appealed through the federal courts. Violations against E&E Brasil are pending agency determination.  At July 31, 2016, the Company maintained a reserve of approximately $0.3 million in other accrued liabilities related to these claims.

Contract Termination Provisions

Certain contracts contain termination provisions under which the customer may, without penalty, terminate the contracts upon written notice to the Company.  In the event of termination, the Company would be paid only termination costs in accordance with the particular contract.  Generally, termination costs include unpaid costs incurred to date, earned fees and any additional costs directly allocable to the termination.  The Company did not experience early termination of any material contracts during the three months ended October 29, 2016 or during the fiscal year ended July 31, 2016.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report on Form 10-Q (the “Form 10-Q”) to “EEI” refer to Ecology and Environment, Inc., a New York corporation.  References to “the Company,” “we,” “us,” “our,” or similar terms refer to EEI together with its consolidated subsidiaries.

Executive Overview

Earnings per share increased to $0.21 for the quarter ended October 29, 2016 from $0.15 reported for the same quarter of the prior year.  Consolidated net income attributable to EEI of $0.9 million for the three months ended October 29, 2016 reflected a 34% increase from the same quarter of the prior fiscal year.  Selected financial information by business segment is summarized in the following table.

	Three Months Ended
	October 29, 2016		October 31, 2015
	(in thousands)

EEI and its subsidiaries located in the United States:
Revenue, net less subcontract costs (1)		$17,448		$19,633
Direct operating expenses (2)		7,405		8,321
Indirect operating expenses (3)		8,224		8,707
Income (loss) before income tax provision		1,658		2,428
Net income (loss) attributable to EEI		1,202		1,195

Subsidiaries located in South America:
Revenue, net less subcontract costs (1)		$3,856		$4,834
Direct operating expenses (2)		2,005		2,363
Indirect operating expenses (3)		2,019		2,161
Income (loss) before income tax provision		(235)		244
Net income (loss) attributable to EEI		(310)		(499)

Other foreign subsidiaries:
Revenue, net less subcontract costs (1)	$	---	$	---
Direct operating expenses (2)		---		---
Indirect operating expenses (3)		4		52
Income (loss) before income tax provision		(4)		(52)
Net income (loss) attributable to EEI		(4)		(32)

(1)
Revenue, net less subcontract costs, which is a key operations metric for our company, represents the net of revenue, net, and subcontract costs from the condensed consolidated statements of operations.  References to “revenues” in the following commentary refer to revenue, net less subcontract costs.

(2)	Direct operating expenses consist of cost of professional services and other direct operating expenses from the condensed consolidated statements of operations.
(3)	Indirect operating expenses consist of administrative and indirect operating expenses and marketing and related costs from the condensed consolidated statements of operations.

Consolidated income before income tax provision was $1.4 million for the first quarter of 2017, which represented a $1.2 million (46%) decrease from income of $2.6 million reported for the same period in the prior fiscal year.  Pre-tax earnings from our U.S. operations decreased $0.8 million (32%), due mainly to an 11% decrease in revenues.

Pre-tax earnings from our combined South American operations decreased $0.5 million (196%), as improved earnings from our Brazilian operations were more than offset by lower earnings from our subsidiaries in Peru and Chile.

Refer to “Results of Operations” below for further commentary regarding the Company’s revenues and expenses for the quarter ended October 29, 2016.

Liquidity and Capital Resources

Cash and cash equivalents increased $0.9 million during the first quarter of 2017.  Excluding payment of $0.9 million of dividends to shareholders, which were approved on a discretionary basis by the Company’s Board of Directors, cash generated from operations exceeded cash required to fund investing and financing activities by $1.7 million during the quarter.

We maintain $39.0 million of unsecured lines of credit available for working capital and letters of credit as of October 29, 2016 at contractual interest rates ranging from 3.50% to 15.60%.  Total amounts used under lines of credit were $2.3 million at October 29, 2016.  Our lenders have reaffirmed the lines of credit within the past twelve months.

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

	Balance at October 29, 2016		Balance at July 31, 2016
Region	Contract Receivables	Allowance for Doubtful Accounts and Contract Adjustments	Contract Receivables	Allowance for Doubtful Accounts and Contract Adjustments
	(in thousands)

United States, Canada and South America	$33,420	$1,124	$35,266	$1,034
Middle East and Africa	4,922	4,895	4,921	4,895
Asia	61	---	61	---
Totals	$38,403	$6,019	$40,248	$5,929

Combined contract receivables related to projects in the Middle East, Africa and Asia represented 13% and 12% of total contract receivables at October 29, 2016 and July 31, 2016, respectively, while the combined allowance for doubtful accounts and contract adjustments related to these projects represented 81% and 83% of the total allowance for doubtful accounts and contract adjustments at those same period end dates.  These allowance percentages highlight the Company’s experience of heightened operating risks (i.e., political, regulatory and cultural risks) within these foreign regions in comparison with similar risks in the United States, Canada and South America, which result in increased collection risks and the risk of the Company expending resources that it may not recover for several months, or at all.

Assets Held for Sale

In September 2016, the Company entered into a letter of intent to sell property including land, a vacant building, related building improvements and fixtures, and warehouse space to a non-affiliated third party.  Management expects to consummate the sale of this property during January 2017.  The Company has not maintained any material operations within this property for several years.

The Company has classified the $1.3 million net book value of this property as assets held for sale at October 29, 2016.  The selling price is expected to approximate the net book value of the property.

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

Substantially all of our revenue is derived from environmental consulting work.  The consulting revenue is principally derived from the sale of labor hours.  The consulting work is performed under a mix of fixed price, cost-type, and time and material contracts.  Contracts are required from all customers.  Revenue is recognized as follows:

Contract Type	Work Type	Revenue Recognition Policy

Time and materials	Consulting	As incurred at contract rates.

Fixed price	Consulting	Percentage of completion, approximating the ratio of either total costs or Level of Effort (LOE) hours incurred to date to total estimated costs or LOE hours.

Cost-plus	Consulting	Costs as incurred plus fees. Fees are recognized as revenue using percentage of completion determined by the percentage of LOE hours incurred to total LOE hours in the respective contracts.

Revenue, net associated with these contract types are summarized in the following table.

	Three Months Ended
	October 29, 2016	October 31, 2015
	(in thousands)

Time and materials	$14,490	$15,613
Fixed price	7,161	11,318
Cost-plus	3,954	3,131
Total revenue by contract type	$25,605	$30,062

Revenue, net and revenue, net less subcontract costs, by business segment, are summarized in the following table.

	Three Months Ended
	October 29, 2016	October 31, 2015
	(in thousands)
Revenue, net, by business segment:
EEI and its subsidiaries located in the U.S.	$20,346	$24,002

Subsidiaries located in South America:
Walsh Peru, S.A. Ingenieros y Cientificos Consultores (“Walsh Peru”)	1,061	2,981
Gestion Ambiental Consultores S.A. (“GAC”)	1,961	1,845
Ecology & Environment do Brasil, Ltda (“E&E Brasil”)	2,167	1,098
Other	70	136
	5,259	6,060

Total revenue, net	$25,605	$30,062
Revenue, net less subcontract costs, by business segment:
EEI and its subsidiaries located in the U.S.	$17,448	$19,633

Subsidiaries located in South America:
Walsh Peru	642	2,122
GAC	1,526	1,657
E&E Brasil	1,627	947
Other	61	108
	3,856	4,834

Total revenues	$21,304	$24,467

Revenue, net less subcontract costs is a key operations metric for our company.  References to “revenues” in the following commentary refer to revenue, net less subcontract costs from the table above.

EEI and Subsidiaries Located in the U.S.

Revenues from EEI and its U.S. subsidiaries decreased $2.2 million (11%) during the current quarter, as compared with the same quarter of the prior year, primarily due to a lower average selling rate per hour of service charged to our clients.  General competitive pricing pressure continues to have a negative impact on revenues for many of EEI’s market sectors.  The volume of hours charged to clients also decreased slightly, particularly in the energy and mining market sectors.

During the quarter ended October 31, 2015, we recorded $0.5 million of revenues from our Kentucky-based subsidiary that was sold near the end of the first quarter of fiscal year 2016, which also contributed to lower revenues from U.S. subsidiaries during the current quarter.

Subsidiaries Located in South America

Revenues from our Peruvian operations decreased $1.5 million (70%) during the current quarter, due to lower energy sector project activity.  Global economic trends in oil, gas and commodity prices continued to have a severe negative impact on revenues from energy and mining sectors in Peru.

Revenues from our Brazilian operations increased $0.7 million (72%) during the current quarter, mainly due to increased project activity in the energy transmission market sector.  An economic downturn that has adversely affected our Brazilian operations for several previous reporting quarters appears to have stabilized.  EEI management continues to work closely with management in Brazil to implement a business development strategy that is responsive to current economic conditions while also reducing operating costs and improving operating efficiency.

Direct Operating Expenses

The cost of professional services and other direct operating expenses represents labor and other direct costs of providing services to our clients under our project agreements.  We refer to these expenses as “direct operating expenses.”  These costs, and fluctuations in these costs, generally correlate directly with related project work volumes and revenues.  Direct operating expenses, by business segment, are summarized in the following table.

	Three Months Ended
	October 29, 2016	October 31, 2015
	(in thousands)

EEI and its subsidiaries located in the U.S.	$7,405	$8,321

Subsidiaries located in South America:
Walsh Peru	221	981
GAC	690	654
E&E Brasil	1,045	673
Other	49	55
	2,005	2,363

Total	$9,410	$10,684

Total direct operating expenses decreased $1.3 million (12%) during the current quarter, as compared with the same quarter last year.  Within each of the business segments noted in the table above, increases and decreases in direct expenses resulted directly from corresponding increases or decreases in project revenues.

Indirect Operating Expenses

Administrative and indirect operating expenses and marketing and related costs represent administrative and other operating costs not directly associated with the generation of revenue.  We refer to these costs as “indirect operating expenses.”  Indirect operating expenses by business segment are summarized in the following table.

	Three Months Ended
	October 29, 2016	October 31, 2015
	(in thousands)

EEI and its subsidiaries located in the U.S.	$8,224	$8,707

Subsidiaries located in South America:
Walsh Peru	800	947
GAC	668	532
E&E Brasil	541	634
Other	10	48
	2,019	2,161

Other foreign subsidiaries	4	52
Total	$10,247	$10,920

EEI and Subsidiaries Located in the U.S.

EEI and its subsidiaries may, at the discretion of their respective Board of Directors, award incentive compensation to Directors, senior management and other employees in the form of cash bonuses.  Cash bonus expense may vary significantly from year to year depending on company financial performance.  EEI and its U.S. subsidiaries recorded $0.2 million and $0.5 million of incentive compensation expense in indirect operating expenses during the quarters ended October 29, 2016 and October 31, 2015, respectively, as a result of bonus expense accruals.

In October 2015, EEI sold its majority interest in a Kentucky-based subsidiary.  Indirect operating expenses were $0.3 million lower during the current quarter as a result of sale of this subsidiary during the prior year.

Excluding the impact of bonuses and sale of a subsidiary noted above, total indirect operating expenses from U.S. operations was relatively unchanged during current quarter, as compared with the same quarter last year.

Subsidiaries Located in South America

Indirect operating expenses generally decreased within our South American business segment.  During fiscal year 2016, management within our foreign subsidiaries continued with its critical review of indirect staffing levels and key administrative processes, resulting in improved operating efficiency and cost reductions.  These operations also realized a full year benefit of efficiencies and cost reductions initiated in the prior fiscal year.

Income Taxes

The estimated effective tax rate decreased to a provision of 40.1% for the three months ended October 29, 2016 from a provision of 77.7% for the three months ended October 31, 2015, mainly due to significantly lower foreign income tax expense during the current quarter.

The Company periodically evaluates the likelihood of realization of deferred tax assets, and provides for a valuation allowance when necessary.  Based on available evidence, including recent cumulative operating losses, management determined during the three months ended October 31, 2015 that it was more likely than not that deferred tax assets related to net operating loss carryforwards from its Brazilian operations will not be realized.  As a result, the Company recorded a valuation allowance of $0.9 million as a reduction of deferred tax assets on the condensed consolidated balance sheet at October 31, 2015 and an addition to income tax expense on the condensed consolidated statement of operations for the three months ended October 31, 2015.  Excluding this adjustment, the effective tax rate for the three months ended October 31, 2015 would have approximated 45.0%.

Critical Accounting Policies and Use of Estimates

The Company's condensed consolidated financial statements presented in Item 1 of this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts and contract adjustments, income taxes, impairment of long-lived assets and contingencies.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2016 for a description of our critical accounting policies.

Inflation

Inflation did not have a material impact on our business during the three months ended October 29, 2016 and October 31, 2015 because a significant amount of our contracts are either cost based or contain commercial rates for services that are adjusted annually.

Off-Balance Sheet Arrangements

We had outstanding letters of credit drawn under our lines of credit to support operations of $1.9 million and $2.2 million at October 29, 2016 and July 31, 2016, respectively.  Other than these letters of credit, we did not have any off-balance sheet arrangements as of October 29, 2016 and July 31, 2016.

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

As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2016, management concluded that the Company’s internal control over financial reporting was not effective as of July 31, 2016 due to the fact that there was a material weakness in the Company’s internal control over financial reporting.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis.

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

Management has actively engaged in developing a remediation plan to address the material weakness noted above.  Specifically, the following controls have been established or will be established during the fiscal year ended July 31, 2017:

•	Enhanced training of foreign accounting staff regarding U.S. GAAP accounting and reporting requirements as they relate to their operations;
•	Enhanced training of foreign accounting staff regarding accounting and reporting risks inherent in their operations and development of internal controls developed to mitigate those risks; and
•	Enhanced review and oversight controls established for corporate finance management located in the U.S. over the accounting and financial reporting activities of subsidiaries.

Management has developed a detailed plan and timetable for the implementation of the foregoing remediation efforts.  Under the direction of the Audit Committee, management will monitor the implementation plan and continue to review and make necessary changes to the plan to improve the overall design of the Company’s internal control environment.

As of the end of the period covered by this report, our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 promulgated under the Exchange Act.  Based upon this evaluation, our chief executive officer and our chief financial officer concluded that, excluding the control deficiencies that resulted in the material weakness described above, our disclosure controls and procedures were: (1) designed to ensure that material information relating to our Company is accumulated and made known to our management, including our chief executive officer and chief financial officer, in a timely manner, particularly during the period in which this report was being prepared; and (2) effective, in that they provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management believes, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a Company have been detected.

Internal Controls

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended October 29, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company is a named defendant in legal actions arising out of the normal course of business.  The Company is not a party to any pending legal proceeding, the resolution of which the management believes will have a material adverse effect on the Company’s results of operations, financial condition or cash flows, or to any other pending legal proceedings other than ordinary, routine litigation incidental to its business.  The Company maintains liability insurance against risks arising out of the normal course of business.  The Company’s legal proceedings are disclosed in Note 15 of the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Item 2.	Changes in Securities and Use of Proceeds

(e)  Purchased Equity Securities.  In August 2010, the Company’s Board of Directors approved a 200,000 share repurchase program.  The following table summarizes the Company’s purchases of its common stock during the three months ended October 29, 2016 under this share repurchase program:

Fiscal Year 2017 Reporting Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Share Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

August 2016	---	---	---	77,082
September 2016	---	---	---	77,082
October 2016	---	---	---	77,082

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a)	31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)
Registrant filed a Current Report on Form 8-K on November 15, 2016 to announce that the tenure of Frank B. Silvestro as Chairman of the Board of Directors will be extended to the date of the Company’s Annual Meeting of Shareholders to be held on April 20, 2017.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ecology and Environment, Inc.

Date: December 13, 2016	By:	/s/ H. John Mye III
H. John Mye III
Chief Financial Officer and Treasurer Principal Financial and Accounting Officer