Form 10-Q
period 2017-01-28
ECOLOGY & ENVIRONMENT INC
filed 2017-03-14
CIK 809933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 28, 2017

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

At February 28, 2017, 3,000,956 shares of Registrant's Class A Common Stock (par value $.01) and 1,293,146 shares of Registrant’s Class B Common Stock (par value $.01) were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Ecology and Environment, Inc.
Condensed Consolidated Balance Sheets
(amounts in thousands, except share data)

	Balance at
	January 28, 2017	July 31, 2016
	(Unaudited)	(Audited)
Assets

Current assets:
Cash, cash equivalents and restricted cash	$11,860	$10,161
Investment securities available for sale	1,462	1,499
Contract receivables, net of allowance for doubtful accounts and contract adjustments of $2,047 and $6,792, respectively	31,355	34,319
Income tax receivable	3,014	916
Other current assets	2,458	2,104
Assets held for sale	1,300	-

Total current assets	51,449	48,999

Property, buildings and equipment, net of accumulated depreciation of $18,931 and $18,324, respectively	4,486	6,094
Deferred income taxes	659	2,650
Other assets	1,796	1,769

Total assets	$58,390	$59,512

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$6,756	$6,874
Lines of credit	622	312
Accrued payroll costs	5,654	6,590
Current portion of long-term debt and capital lease obligations	223	240
Billings in excess of revenue	4,317	3,297
Other accrued liabilities	2,749	3,445

Total current liabilities	20,321	20,758

Income taxes payable	107	107
Deferred income taxes	867	525
Long-term debt and capital lease obligations	78	217
Commitments and contingencies (Note 14)	-	-

Shareholders' equity:
Preferred stock, par value $.01 per share (2,000,000 shares authorized; no shares issued)	-	-
Class A common stock, par value $.01 per share (6,000,000 shares authorized; 3,035,778 shares issued)	30	30
Class B common stock, par value $.01 per share; (10,000,000 shares authorized; 1,357,947 shares issued)	14	14
Capital in excess of par value	16,595	16,606
Retained earnings	21,925	22,237
Accumulated other comprehensive loss	(2,113)	(2,143)
Treasury stock, at cost (Class A common: 34,822 and 39,272 shares; Class B common: 64,801 shares)	(1,122)	(1,172)

Total Ecology and Environment, Inc. shareholders' equity	35,329	35,572
Noncontrolling interests	1,688	2,333

Total shareholders' equity	37,017	37,905

Total liabilities and shareholders' equity	$58,390	$59,512

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ecology and Environment, Inc.
Condensed Consolidated Statements of Operations
Unaudited
(amounts in thousands, except share data)

	Three Months Ended		Six Months Ended
	January 28, 2017	January 30, 2016	January 28, 2017	January 30, 2016

Revenue, net	$24,802	$24,643	$50,407	$54,705

Cost of professional services and other direct operating expenses	9,030	9,097	18,440	19,781
Subcontract costs	5,423	4,730	9,724	10,325
Administrative and indirect operating expenses	7,478	8,233	14,860	16,201
Marketing and related costs	2,344	2,753	5,209	5,706
Depreciation and amortization	282	286	516	583

Income (loss) from operations	245	(456)	1,658	2,109
Interest income	39	22	69	34
Interest expense	(53)	(31)	(81)	(55)
(Loss) gain on sale of assets	(6)	3	3	3
Net foreign exchange (loss) gain	(60)	99	(72)	112
Other income	-	3	7	56

Income (loss) before income tax provision	165	(360)	1,584	2,259
Income tax provision	504	247	1,073	2,284

Net (loss) income	(339)	(607)	511	(25)

Net loss attributable to noncontrolling interests	21	126	59	208

Net (loss) income attributable to Ecology and Environment, Inc.	$(318)	$(481)	$570	$183

Net (loss) income per common share (basic and diluted)	$(0.07)	$(0.11)	$0.13	$0.04

Weighted average common shares outstanding (basic and diluted)	4,294,102	4,291,212	4,293,417	4,289,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ecology and Environment, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
Unaudited
(amounts in thousands)

	Three Months Ended		Six Months Ended
	January 28, 2017	January 30, 2016	January 28, 2017	January 30, 2016

Net (loss) income including noncontrolling interests	$(339)	$(607)	$511	$(25)
Foreign currency translation adjustments	70	(434)	124	(948)
Unrealized investment (losses) gains, net	(20)	10	(31)	13

Comprehensive (loss) income	(289)	(1,031)	604	(960)
Comprehensive loss (income) attributable to noncontrolling interests	4	196	(5)	422

Comprehensive (loss) income attributable to Ecology and Environment, Inc.	$(285)	$(835)	$599	$(538)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ecology and Environment, Inc.
Condensed Consolidated Statements of Cash Flows
Unaudited
(amounts in thousands)

	Six Months Ended
	January 28, 2017	January 30, 2016
Cash flows from operating activities:
Net income	$511	$(25)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	516	583
Deferred income taxes	2,351	944
Share based compensation expense	-	30
Tax impact of share-based compensation	(6)	-
Gain on sale of assets and investment securities	(3)	(3)
Net recovery of contract adjustments and project disallowance reserves	(1,154)	(482)
Net bad debt (recovery) expense	167	314
Changes in:
- contract receivables	3,108	6,444
- other current assets	(392)	(975)
- income tax receivable	(2,098)	(118)
- other non-current assets	(25)	17
- accounts payable	(149)	(2,765)
- accrued payroll costs	(971)	(861)
- income taxes payable	(3)	42
- billings in excess of revenue	942	607
- other accrued liabilities	352	(100)
Net cash provided by operating activities	3,146	3,652

Cash flows from investing activities:
Proceeds from sale of subsidiaries	75	150
Purchase of property, building and equipment	(183)	(410)
Proceeds from sale of equipment	9	3
Purchase of investment securities	(15)	(14)
Net cash used in investing activities	(114)	(271)

Cash flows from financing activities:
Dividends paid	(861)	(1,033)
Repayment of debt	(159)	(486)
Net borrowings under lines of credit	286	132
Distributions to noncontrolling interests	(673)	(136)
Net cash used in financing activities	(1,407)	(1,523)

Effect of exchange rate changes on cash and cash equivalents	74	(260)

Net increase in cash, cash equivalents and restricted cash	1,699	1,598
Cash, cash equivalents and restricted cash at beginning of period	10,161	8,703

Cash, cash equivalents and restricted cash at end of period	$11,860	$10,301

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$77	$51
Income taxes	315	1,687
Supplemental disclosure of non-cash items:
Dividends declared and not paid	859	1,034
Sale of subsidiary (loans receivable)	-	150

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ecology and Environment, Inc.
Condensed Consolidated Statements of Changes in Shareholders' Equity
(amounts in thousands, except share data)

	Class A Common Stock Shares	Class A Common Stock Amount	Class B Common Stock Shares	Class B Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares	Treasury Stock Amount	Noncontrolling Interest

Balance at July 31, 2015 (audited)	3,023,206	$30	1,370,519	$14	$16,575	$23,246	$(1,726)	107,046	$(1,224)	$3,570

Net income (loss)	-	-	-	-	-	887	-	-	-	(278)
Foreign currency translation adjustment	-	-	-	-	-	-	(438)	-	-	(119)
Cash dividends declared ($0.44 per share)	-	-	-	-	-	(1,895)	-	-	-	-
Unrealized investment gains, net	-	-	-	-	-	-	21	-	-	-
Conversion of Class B common stock to Class A common stock	12,572	-	(12,572)	-	-	-	-	-	-	-
Issuance of stock under stock award plan	-	-	-	-	(6)	-	-	(4,533)	52	-
Share-based compensation expense	-	-	-	-	37	-	-	-	-	-
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	(530)
Sale of majority-owned subsidiary	-	-	-	-	-	-	-	-	-	(310)
Stock award plan forfeitures	-	-	-	-	-	-	-	1,560	-	-

Balance at July 31, 2016 (audited)	3,035,778	$30	1,357,947	$14	$16,606	$22,238	$(2,143)	104,073	$(1,172)	$2,333

Net income (loss)	-	-	-	-	-	570	-	-	-	(59)
Foreign currency translation adjustment	-	-	-	-	-	-	61	-	-	63
Cash dividends declared ($0.20 per share)	-	-	-	-	-	(859)	-	-	-	-
Unrealized investment losses, net	-	-	-	-	-	-	(31)	-	-	-
Issuance of stock under stock award plan	-	-	-	-	(5)	-	-	(4,450)	50	-
Tax impact of share based compensation	-	-	-	-	(6)	-	-	-	-	-
Tax impact of noncontrolling interests	-	-	-	-	-	(24)	-	-	-	24
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	(673)

Balance at January 28, 2017 (unaudited)	3,035,778	$30	1,357,947	$14	$16,595	$21,925	$(2,113)	99,623	$(1,122)	$1,688

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ecology and Environment, Inc.
Notes to Condensed Consolidated Financial Statements

1.	Organization and Basis of Presentation

Ecology and Environment, Inc., (“EEI”) was incorporated in 1970 as a global broad-based environmental consulting firm whose underlying philosophy is to provide professional services worldwide so that sustainable economic and human development may proceed with acceptable impact on the environment.  Together with its subsidiaries (collectively, the “Company”), EEI has direct and indirect ownership in 7 active wholly owned and majority owned operating subsidiaries in 5 countries.  The Company’s staff is comprised of individuals representing more than 80 scientific, engineering, health, and social disciplines working together in multidisciplinary teams to provide innovative environmental solutions.  The Company has completed more than 50,000 projects for a wide variety of clients in more than 120 countries, providing environmental solutions in nearly every ecosystem on the planet.

The Company prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of such information.  All such adjustments are of a normal recurring nature.  The Company reclassified certain prior year amounts to conform to the condensed consolidated financial statement presentation for the three and six months ended January 28, 2017.

Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), including a description of significant accounting policies, have been condensed or omitted pursuant to SEC rules and regulations.  Therefore, these financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2016 filed with the Securities and Exchange Commission (the “2016 Annual Report”).  The accounting policies followed by the Company for preparation of the consolidated financial statements included in the 2016 Annual Report were also followed for this interim report.  The condensed consolidated results of operations for the three and six months ended January 28, 2017 are not necessarily indicative of the results for any subsequent period or the entire fiscal year ending July 31, 2017.

2.	Recent Accounting Pronouncements

Accounting Pronouncements Adopted During the Six Months Ended January 28, 2017

In September 2015, FASB issued ASU No. 2015-16, Business Combinations (Topic 805) – Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”).  ASU 2015-16 requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  In addition, the amendments in ASU 2015-16 require an acquirer to record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  The amendments in ASU 2015-16 also require an entity to present separately on the face of the income statement, or disclose in the notes to the financial statements, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized at the acquisition date.  The amendments in ASU 2015-16 are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, and are to be applied prospectively to adjustments to provisional amounts that occur after the effective date.  The Company adopted the provisions of ASU 2015-16 effective August 1, 2016.  Management does not expect adoption of this standard to have a material impact on the Company’s consolidated financial statements.

In May 2015, FASB issued ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities that Calculate Net Asset Value Per Share (Or its Equivalent) (“ASU 2015-07”).  ASU 2015-07 removes the requirements to: 1) categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value (“NAV”) per share practical expedient; and 2) make certain disclosures for all investments that are eligible to be measured at fair value using the NAV per share practical expedient.  The amendments in ASU 2015-07 are effective for public entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The amendment must be applied retrospectively.  The Company adopted ASU 2015-07 effective August 1, 2016.  Other than the changes to disclosures noted above, adoption of this standard did not have a material impact on the Company’s consolidated financial statements.  Refer to Note 4 of these condensed consolidated financial statements for additional disclosures regarding the Company’s investments in available for sale securities that are valued using the NAV practical expedient.

In August 2014, FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40) (“ASU 2014-15”).  ASU 2014-15 requires an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable).  ASU 2014-15 provides guidance for management’s evaluation, including guidance regarding when substantial doubt about an entity’s ability to continue as a going concern exists, and when such doubt may be alleviated by management’s plans that are intended to mitigate those relevant conditions or events.  ASU 2014-15 also provides guidance regarding appropriate financial statement disclosures regarding conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern, management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations, and management’s plans that are intended to mitigate those conditions or events.  The provisions of ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.  Earlier application is permitted.  The Company adopted ASU 2014-15 effective August 1, 2016.  Management does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements.

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

Accounting Pronouncements Not Yet Adopted as of January 28, 2017

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

During the fiscal years year ended July 31, 2017 and 2016, FASB issued six additional ASUs that provide clarification for specific aspects of ASU 2014-09.  The effective dates and transition requirements for these ASUs are the same as the effective dates and transition requirements included in ASU 2014-09 and ASU 2015-14.

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

In January 2017, FASB issued ASU No. 2017-01, Business Combinations (Topic 805) – Clarifying the Definition of a Business (“ASU 2017-01”).  The amendments included in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  The definition of a business affects many areas of accounting including acquisition, disposals, goodwill and consolidation.  Public entities are required to adopt the amendments included in ASU 2017-01 effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The Company intends to adopt the provisions of ASU 2017-01 effective August 1, 2018.  Adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

In January 2017, FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment (“ASU 2017-04”).  The amendments included in this update simplify the subsequent measurement of goodwill by revising the steps required during the registrant’s annual goodwill impairment test.  Public entities are required to adopt the amendments included in ASU 2017-04 effective for any annual or interim impairment tests in fiscal years beginning after December 15, 2020.  The Company intends to adopt the provisions of ASU 2017-01 effective August 1, 2021.  Management is currently assessing the provisions of ASU 2016-02 and has not yet estimated its impact on the Company’s consolidated financial statements.

In January 2017, FASB issued ASU No. 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 232) – Amendments to SEC Paragraphs Pursuant to staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings (“ASU 2017-03”).  The amendments included in this update expand required qualitative disclosures when registrants cannot reasonably estimate the impact that adoption of the ASU will have on the financial statements.  Such qualitative disclosures would include a comparison of the registrant’s new accounting policies, if determined, to current accounting policies, a description of the status of the registrant’s process to implement the new standard and a description of the significant implementation matters yet to be addressed by the registrant.  Other than enhancements to the qualitative disclosures regarding future adoption of new ASUs, adoption of the provisions of this standard is not expected to have any impact on the Company’s consolidated financial statements.

3.	Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash are summarized in the following table.

	Balance at
	January 28, 2017	July 31, 2016
	(in thousands)
Cash and cash equivalents	$11,542	$9,902
Restricted cash	318	259
Total cash, cash equivalents and restricted cash	$11,860	$10,161

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  The Company invests cash in excess of operating requirements in income-producing short-term investments.  Money market funds of $0.2 million and $0.3 million were included in cash and cash equivalents in the table above at January 28, 2017 and July 31, 2016, respectively.

The Company is required to maintain restricted cash on deposit in Brazil as collateral for pending lawsuits.

4.	Fair Value of Financial Instruments

The Company’s financial assets or liabilities are measured using inputs from the three levels of the fair value hierarchy.  The Company classifies assets and liabilities within the fair value hierarchy based on the lowest level of any input that is significant to the fair value measurement.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.  The Company has not elected a fair value option on any assets or liabilities. The three levels of the hierarchy are as follows:

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

The Company monitors the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy.  Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another.  In such instances, the Company reports the transfer as of the beginning of the reporting period.  The Company evaluated the significance of transfers between levels based upon the nature of the financial instrument.  There were no transfers in or out of levels 1, 2 or 3, respectively during the six months ended January 28, 2017 or the fiscal year ended July 31, 2016.

The carrying amount of cash, cash equivalents and restricted cash approximated fair value at January 28, 2017 and July 31, 2016.  These assets were classified as level 1 instruments at both dates.

Investment securities available for sale of $1.5 million at January 28, 2017 and July 31, 2016 primarily included mutual funds invested in U.S. municipal bonds, which the Company may immediately redeem without prior notice.  These mutual funds are valued at the net asset value (“NAV”) of shares held by the Company at period end as a practical expedient to estimate fair value.  These mutual funds are deemed to be actively traded, are required to publish their daily NAV and are required to transact at that price.  As a result of the Company’s adoption of ASU 2015-07 effective August 1, 2016 (refer to Note 2 above), investment securities available for sale are not reported within the fair value hierarchy noted above.

Unrealized gains or losses related to investment securities available for sale are recorded in accumulated other comprehensive income, net of applicable income taxes in the accompanying condensed consolidated balance sheets and condensed consolidated statements of changes in shareholders' equity.  The cost basis of securities sold is based on the specific identification method.  The Company had unrealized gains of less than $0.1 million recorded in accumulated other comprehensive income during the six months ended January 28, 2017 and January 30, 2016.  Reclassification adjustments out of accumulated other comprehensive income are included within gain on sale of assets on the accompanying condensed consolidated statements of operations.  The Company did not record any sales of investment securities during the six months ended January 28, 2017 or January 30, 2016.

Long-term debt consists of bank loans and capitalized equipment leases.  Lines of credit consist of borrowings for working capital requirements.  Based on the Company's assessment of the current financial market and corresponding risks associated with the debt and line of credit borrowings, management believes that the carrying amount of these liabilities approximated fair value at January 28, 2017 and July 31, 2016.  These liabilities were classified as level 2 instruments at both dates.

There were no financial instruments classified as level 3 at January 28, 2017 or July 31, 2016.

5.	Revenue and Contract Receivables, net

Revenue Recognition

The Company derives substantially all of its revenue from environmental consulting work, principally from the sale of labor hours.  The consulting work is performed under a mix of fixed price, cost-type, and time and material contracts.  Contracts are required from all customers.  The Company recognizes revenue as follows:

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

Revenues represent services rendered by employees for which the Company maintains a primary contractual relationship with its customers, as well as certain services that the Company has elected to subcontract to others.

The Company accounts for time and material contracts over the period of performance, in proportion to the costs of performance, predominately based on labor hours incurred.  Revenue earned from fixed price and cost-plus contracts is recognized using the “percentage-of-completion” method, wherein revenue is recognized as project progress occurs.  If an estimate of costs at completion on any contract indicates that the Company will incur a loss, the entire estimated loss is charged to operations in the period the loss becomes evident.

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

Change orders can occur when changes in scope are made after project work has begun, and can be initiated by either the Company or its clients.  Claims are amounts in excess of the agreed contract price which the Company seeks to recover from a client for customer delays and /or errors or unapproved change orders that are in dispute.  The Company recognizes costs related to change orders and claims as incurred.  Revenues and profit are recognized on change orders when it is probable that the change order will be approved and the amount can be reasonably estimated.  Revenues are recognized only up to the amount of costs incurred on contract claims when realization is probable, estimable and reasonable support from the customer exists.

The Company expenses all bid and proposal and other pre-contract costs as incurred.  Out of pocket expenses such as travel, meals, field supplies, and other costs billed direct to contracts are included in both revenues and cost of professional services.  Sales and cost of sales at the Company’s South American subsidiaries exclude tax assessments by governmental authorities, which the Company collects from its customers and remits to governmental authorities.

Billed contract receivables represent amounts billed to clients in accordance with contracted terms but not collected as of the end of the reporting period.  Billed contract receivables may include: (1) amounts billed for revenues from incurred costs and fees earned in accordance with contractual terms; and (2) progress billings in accordance with contractual terms that include revenue not yet earned as of the end of the reporting period.

Unbilled contract receivables result from: (i) earned revenues from incurred costs not billed as of period-end; and (ii) differences between year-to-date provisional billings and year-to-date actual contract costs incurred.

The Company reduces contract receivables by establishing an allowance for contract adjustments related to revenues that are deemed to be unrealizable, or that may become unrealizable in the future.  Management reviews contract receivables and determines allowance amounts based on the adequacy of the Company’s performance under the contract, the status of change orders and claims, historical experience with the client for settling change orders and claims, and economic, geopolitical and cultural considerations for the home country of the client.  The Company records such contract adjustments as direct adjustments to revenue in the consolidated statements of operations.

The Company also reduces contract receivables by recording an allowance for doubtful accounts to account for the estimated impact of collection issues resulting from a client’s inability or unwillingness to pay valid obligations to the Company.  The resulting provision for bad debts is recorded within administrative and indirect operating expenses on the consolidated statements of operations.

Contract Receivables, Net

Contract receivables, net are summarized in the following table.

	Balance at
	January 28, 2017	July 31, 2016
	(in thousands)
Contract Receivables:
Billed	$17,174	$20,415
Unbilled	16,228	20,696
	33,402	41,111
Allowance for doubtful accounts and contract adjustments	(2,047)	(6,792)
Total contract receivables, net	$31,355	$34,319

Billed contract receivables included contractual retainage balances of $1.0 million and $0.9 million at January 28, 2017 and July 31, 2016, respectively.  Management anticipates that the Company will substantially bill and collect the unbilled receivables and retainage balances outstanding at January 28, 2017 within one year.

Contract Receivable Concentrations

Significant concentrations of contract receivables and the allowance for doubtful accounts and contract adjustments are summarized in the following table.

	Balance at January 28, 2017		Balance at July 31, 2016
Region	Contract Receivables	Allowance for Doubtful Accounts and Contract Adjustments	Contract Receivables	Allowance for Doubtful Accounts and Contract Adjustments
	(in thousands)

United States, Canada and South America	$32,920	$2,047	$36,128	$1,897
Middle East and Africa	234	---	4,922	4,895
Asia	248	---	61	---
Totals	$33,402	$2,047	$41,111	$6,792

During the three months ended January 28, 2017, the Company wrote-off $4.9 million of aged and fully reserved contract receivable balances related to a specific project in the Middle East, based on management’s assessment that cash collections are not likely.

Prior to the write-off described above, combined contract receivables related to projects in the Middle East, Africa and Asia represented 12% of total contract receivables at July 31, 2016, while the combined allowance for doubtful accounts and contract adjustments related to these projects represented 72% of the total allowance for doubtful accounts and contract adjustments at July 31, 2016.  This allowance percentage reflects the Company’s experience of heightened operating risks (i.e., political, regulatory and cultural risks) within these foreign regions in comparison with similar risks in the United States, Canada and South America, which result in increased collection risks and the risk of the Company expending resources that it may not recover for several months, or at all.

Allowance for Doubtful Accounts and Contract Adjustments

Activity within the allowance for doubtful accounts and contract adjustments is summarized in the following table.

	Three Months Ended		Six Months Ended
	January 28, 2017	January 30, 2016	January 28, 2017	January 30, 2016
	(in thousands)

Balance at beginning of period	$6,882	6,782	$6,792	$6,817
Net increase (decrease) due to adjustments in the allowance for:
Contract adjustments (1)	(4,895)	(121)	(4,940)	(149)
Doubtful accounts (2)	60	321	195	314
Balance at end of period	$2,047	$6,982	$2,047	$6,982

(1)
Increases (decreases) to the allowance for contract adjustments on the condensed consolidated balance sheets are recorded as (decreases) increases to revenue, net on the condensed consolidated statements of operations. During the three months ended January 28, 2017, the Company reversed $4.9 million of allowance related to a specific project in the Middle East, for which a corresponding $4.9 million contract receivable balance was also written off during the period.

(2)
Increases (decreases) to the allowance for doubtful accounts on the condensed consolidated balance sheets are recorded as increases (decreases) to administrative and other indirect operating expenses on the condensed consolidated statements of operations.

6.	Assets Held for Sale

In March 2017, the Company consummated the sale of land, a vacant building, related building improvements and fixtures, and warehouse space to a non-affiliated third party for an amount that will approximate the net book value of the property.  The Company classified the $1.3 million net book value of this property as assets held for sale at January 28, 2017.

7.	Lines of Credit

Unsecured lines of credit are summarized in the following table.

	Balance at
	January 28, 2017	July 31, 2016
	(in thousands)
Outstanding cash draws, recorded as lines of credit on the accompanying condensed consolidated balance sheets	$622	$312
Outstanding letters of credit to support operations	2,641	2,187
Total amounts used under lines of credit	3,263	2,499
Remaining amounts available under lines of credit	35,778	36,496
Total approved unsecured lines of credit	$39,041	$38,995

As of January 28, 2017, contractual interest rates for lines of credit ranged from 2.75% to 3.00% for the Company’s U.S. operations and 12.00% to 14.25% for the Company’s South American operations.  The Company’s lenders have reaffirmed the lines of credit within the past twelve months.

8.	Debt and Capital Lease Obligations

Debt and capital lease obligations are summarized in the following table.

	Balance at
	January 28, 2017	July 31, 2016
	(in thousands)

Various bank loans and advances (interest rates ranging from 3.25% to 6.58% at January 28, 2017)	$135	$217
Capital lease obligations (interest rates ranging from 7.36% to 15.09% at January 28, 2017)	166	240
	301	457
Current portion of long-term debt and capital lease obligations	(223)	(240)
Long-term debt and capital lease obligations	$78	$217

The aggregate maturities of long-term debt and capital lease obligations as of January 28, 2017 are summarized in the following table.

Twelve Months Ended January 31,	Amount
(in thousands)

2018	$223
2019	47
2020	18
2021	13
Thereafter	---
Total	$301

9.	Income Taxes

The estimated effective tax rate was 67.7% and 101.1% for the six months ended January 28, 2017 and January 30, 2016, respectively.

The effective tax rate for the six months ended January 28, 2017 includes the tax impact of the Company’s portion of dividends declared by the Company’s majority owned subsidiary in Chile and reversal of a deferred tax asset previously maintained by the Company’s majority owned subsidiary in Peru.

The effective tax rate for the six months ended January 30, 2016 includes a valuation allowance of $0.9 million recorded as a reduction of deferred tax assets maintained by the Company’s majority owned subsidiary in Brazil.

10.	Other Accrued Liabilities

Other accrued liabilities are summarized in the following table.

	Balance at
	January 28, 2017	July 31, 2016
	(in thousands)

Allowance for project disallowances	$711	$1,819
Other	2,038	1,626
Total other accrued liabilities	$2,749	$3,445

Activity within the allowance for project disallowances is summarized in the following table.

	Three Months Ended		Six Months Ended
	January 28, 2017	January 30, 2016	January 28, 2017	January 30, 2016

Balance at beginning of period	$1,173	$1,819	$1,819	$2,243
Reduction of settlement estimate recorded in prior periods	(462)	---	(1,108)	(424)
Balance at end of period	$711	$1,819	$711	$1,819

The allowance for project disallowances represents potential disallowances of amounts billed and collected resulting from contract close-outs and government audits.  Allowances for project disallowances are recorded when the amounts are estimable, and may be revised during subsequent reporting periods when estimates of settlement amounts become more certain, or when actual settlements are finalized.  Settlements of certain contracts completed during prior fiscal years were finalized during the six months ended January 28, 2017 and January 30, 2016, resulting in no cash received or paid during either period.

11.	Stock Award Plan

EEI adopted the 1998 Stock Award Plan effective March 16, 1998.  This plan, together with supplemental plans that were subsequently adopted by the Company’s Board of Directors, is referred to as the “Stock Award Plan.”  The Stock Award Plan is not a qualified plan under Section 401(a) of the Internal Revenue Code.  Under the Stock Award Plan, Directors, officers and other key employees of EEI or any of its subsidiaries may be awarded Class A Common Stock as a bonus for services rendered to the Company or its subsidiaries, based upon the fair market value of the common stock at the time of the award.  The Stock Award Plan authorizes the Company’s Board of Directors to determine the vesting period and the circumstances under which the awards may be forfeited.

Under the supplemental plan in place as of July 31, 2016, which expired in October 2016, the Company issued 17,386 shares of Class A Common Stock under the Stock Award Plan, all of which were fully vested at July 31, 2016.  In October 2016, the Company’s Board of Directors adopted the current supplemental plan (the “2016 Stock Award Plan”).  The 2016 Stock Award Plan permits awards of up to 200,000 shares of Class A Common Stock for a period of up to five years until its termination in October 2021.  As of January 28, 2017, there have not been any stock awards granted under the 2016 Stock Award Plan.

EEI recorded non-cash compensation expense of $0 and less than $0.1 million during the six months ended January 28, 2017 and January 30, 2016, respectively.

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

Restrictive Shareholder Agreement

Messrs. Gerhard J. Neumaier (deceased), Frank B. Silvestro, Ronald L. Frank, and Gerald A. Strobel (the “Signatories”) entered into a Stockholders’ Agreement dated May 12, 1970, as amended January 24, 2011 (the “Stockholders’ Agreement”).  The Stockholders’ Agreement governs the sale of certain shares of Ecology and Environment, Inc. common stock (now classified as Class B Common Stock) owned by the Signatories, certain children of those individuals and any such shares subsequently transferred to their spouses and/or children outright or in trust for their benefit upon the demise of a Signatory to the Stockholders’ Agreement (“Permitted Transferees”).  The Stockholders’ Agreement provides that prior to accepting a bona fide offer to purchase some or all of their shares of Class B Common Stock governed by the Stockholders’ Agreement, that the selling party must first allow the other Signatories (not including any Permitted Transferee, as defined in the Stockholders’ Agreement) the opportunity to acquire on a pro rata basis, with right of over-allotment, all of such shares covered by the offer on the same terms and conditions proposed by the offer.

Cash Dividends

The Company declared and accrued $0.9 million and $1.0 million of cash dividends during the six months ended January 28, 2017 and January 30, 2016, respectively, which were paid in February 2017 and 2016, respectively.  The Company paid dividends of $0.9 million and $1.0 million in August 2016 and 2015, respectively, that were declared and accrued in prior periods.

Stock Repurchase Plan

 In August 2010, the Company’s Board of Directors approved a program for repurchase of 200,000 shares of Class A common stock (the “Stock Repurchase Program”).  As of January 28, 2017, the Company repurchased 122,918 shares of Class A stock, and 77,082 shares had yet to be repurchased under the Stock Repurchase Program.  The Company did not acquire any Class A shares under the Stock Repurchase Program during the six months ended January 28, 2017 or January 30, 2016.

Noncontrolling Interests

The Company discloses noncontrolling interests as a separate component of consolidated shareholders’ equity on the accompanying consolidated balance sheets.  Earnings and other comprehensive income (loss) are separately attributed to both the controlling and noncontrolling interests.  The Company calculates EPS based on net income (loss) attributable to the Company’s controlling interests.

The Company considers acquiring additional interests in majority owned subsidiaries when noncontrolling shareholders express their intent to sell their interests.  The Company settles and records acquisitions of noncontrolling interests at amounts that approximate fair value.  Purchases of noncontrolling interests are recorded as reductions of shareholders’ equity on the condensed consolidated statements of shareholders’ equity.  The Company did not acquire additional interest in any of its majority-owned subsidiaries during the six months ended January 28, 2017 or January 30, 2016.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are summarized in the following table.

	Balance at
	January 28, 2017	July 31, 2016
	(in thousands)

Unrealized net foreign currency translation losses	$(2,115)	$(2,176)
Unrealized net investment gains on available for sale investments	2	33
Total accumulated other comprehensive loss	$(2,113)	$(2,143)

13.	Earnings Per Share

The Company calculates basic and diluted EPS by dividing the net income (loss) attributable to Ecology and Environment, Inc. common shareholders by the weighted average number of common shares outstanding for the period.  After consideration of all the rights and privileges of the Class A and Class B stockholders summarized in Note 12, in particular the right of the holders of the Class B common stock to elect no less than 75% of the Board of Directors making it highly unlikely that the Company will pay a dividend on Class A common stock in excess of Class B common stock, the Company allocates undistributed earnings between the two classes of stock on a one-to-one basis when computing earnings per share.  As a result, basic and fully diluted earnings per Class A and Class B share are equal amounts.

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

The computation of earnings per share is included in the following table.

	Three Months Ended		Six Months Ended
	January 28, 2017	January 30, 2016	January 28, 2017	January 30, 2016
	(in thousands, except share and per share amounts)

Net income (loss) attributable to Ecology and Environment, Inc.	$(318)	$(481)	$570	$183
Dividends declared	(859)	(1,034)	(859)	(1,034)
Balance at end of period	$(1,177)	$1,515	$(289)	$(851)

Weighted-average common shares outstanding (basic and diluted)	4,294,102	4,291,212	4,293,417	4,289,800

Distributed earnings per share (basic and diluted)	$0.20	$0.24	$0.20	$0.24
Undistributed earnings per share (basic and diluted)	(0.27)	(0.35)	(0.07)	(0.20)
Net income (loss) per common share (basic and diluted)	$(0.07)	$(0.11)	$0.13	$0.04

14.	Segment Reporting

The Company reports segment information based on the geographic location of its customers (for revenues) and the location of its offices (for long-lived assets). Revenue by business segment is summarized in the following table.

	Three Months Ended		Six Months Ended
	January 28, 2017	January 30, 2016	January 28, 2017	January 30, 2016
	(in thousands)

EEI and its subsidiaries located in the United States	$18,959	$18,676	$39,304	$42,677
Subsidiaries located in South America	5,843	5,967	11,103	12,028

South American revenues included revenues from operations in:

•
Peru ($1.7 million and $2.9 million for the three months ended January 28, 2017 and January 30, 2016, respectively, and $2.7 million and $5.9 million for the six months ended January 28, 2017 and January 30, 2016, respectively);

•
Brazil ($2.0 million and $0.9 million for the three months ended January 28, 2017 and January 30, 2016, respectively, and $4.2 million and $2.0 million for the six months ended January 28, 2017 and January 30, 2016, respectively); and

•
Chile ($2.1 million and $2.0 million for the three months ended January 28, 2017 and January 30, 2016, respectively, and $4.1 million and $3.9 million for the six months ended January 28, 2017 and January 30, 2016, respectively).

Long-lived assets by business segment are summarized in the following table.

	Balance at
	January 28, 2017	July 31, 2016
	(in thousands)

EEI and its subsidiaries located in the United States	$3,331	$4,916
Subsidiaries located in South America	1,155	1,178

15.	Commitments and Contingencies

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

On February 4, 2011, the Chico Mendes Institute of Biodiversity Conservation of Brazil (the “Institute”) issued a Notice of Infraction to ecology and environment do brasil Ltda (“E&E Brasil”), a majority-owned subsidiary of EEI.  The Notice of Infraction concerned the taking and collecting wild animal specimens without authorization by the competent authority and imposed a fine of 520,000 Reais against E&E Brazil.   The Institute also filed Notices of Infraction against four employees of E&E Brasil alleging the same claims and imposed fines against those individuals that, in the aggregate, were equal to the fine imposed against E&E Brasil.  The Institute has not filed any claim against EEI.

E&E Brasil has filed court claims appealing the administrative decisions of the Institute for E & E Brasil’s employees that: (a) deny the jurisdiction of the Institute; (b) state that the Notice of Infraction is constitutionally vague; and (c) affirmatively state that E&E Brasil had obtained the necessary permits for the surveys and collections of specimens under applicable Brazilian regulations and that the protected conservation area is not clearly marked to show its boundaries.  The claim of violations against one of the four employees was dismissed.  The remaining three employees have fines assessed against them that are being appealed through the federal courts. Violations against E&E Brasil are pending agency determination.  At January 28, 2017, the Company maintained a reserve of approximately $0.3 million in other accrued liabilities related to these claims.

Contract Termination Provisions

Certain contracts contain termination provisions under which the customer may, without penalty, terminate the contracts upon written notice to the Company.  In the event of termination, the Company would be paid only termination costs in accordance with the particular contract.  Generally, termination costs include unpaid costs incurred to date, earned fees and any additional costs directly allocable to the termination.  The Company did not experience early termination of any material contracts during the six months ended January 28, 2017 or during the fiscal year ended July 31, 2016.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report on Form 10-Q (the “Quarterly Report”) to “EEI” refer to Ecology and Environment, Inc., a New York corporation.  References to “the Company,” “we,” “us,” “our,” or similar terms refer to EEI together with its consolidated subsidiaries.

Executive Overview

Earnings improved to a loss of $0.07 per share for the quarter ended January 28, 2017 from a loss of $0.11 per share for the same quarter of the prior fiscal year.  A net loss of $0.3 million for the current quarter reflected a slight improvement from the $0.5 million loss for the same quarter of the prior fiscal year.

Earnings improved to $0.13 per share for the six months ended January 28, 2017 from $0.04 per share for the same period of the prior fiscal year.  Consolidated net income attributable to EEI of $0.6 million for the first half of fiscal year 2017 reflected an increase of $0.4 million from the same period of the prior fiscal year.

Selected financial information by business segment is summarized in the following table.  Refer to “Results of Operations” below for further commentary regarding the Company’s revenues and expenses for the quarter and six months ended January 28, 2017.

	Three Months Ended				Six Months Ended
	January 28, 2017		January 30, 2016		January 28, 2017		January 30, 2016
	(in thousands)

EEI and its subsidiaries located in the United States:
Revenue, net		$18,959		$18,676		$39,304		$42,677
Revenue, net less subcontract costs (1)		15,181		15,444		32,628		35,076
Direct operating expenses (2)		6,939		7,050		14,345		15,372
Indirect operating expenses (3)		7,775		8,136		16,000		16,847
Income (loss) before income tax provision		244		63		1,901		2,490
Net income (loss) attributable to EEI		(92)		(136)		1,112		1,057

Subsidiaries located in South America:
Revenue, net		$5,843		$5,967		$11,103		$12,028
Revenue, net less subcontract costs (1)		4,198		4,469		8,055		9,304
Direct operating expenses (2)		2,091		2,047		4,095		4,409
Indirect operating expenses (3)		2,040		2,837		4,059		4,996
Income (loss) before income tax provision		(71)		(412)		(307)		(168)
Net income (loss) attributable to EEI		(219)		(340)		(532)		(838)

Other foreign subsidiaries:
Revenue, net	$	---	$	---	$	---	$	---
Revenue, net less subcontract costs (1)		---		---		---		---
Direct operating expenses (2)		---		---		---		---
Indirect operating expenses (3)		7		13		10		64
Income (loss) before income tax provision		(7)		(11)		(10)		(63)
Net income (loss) attributable to EEI		(7)		(5)		(10)		(36)

(1)
Revenue, net less subcontract costs, which is a key operating metric for our company, represents revenue, net less subcontract costs from the condensed consolidated statements of operations.  References to “revenues” in the following commentary refer to revenue, net less subcontract costs.

(2)	Direct operating expenses consist of cost of professional services and other direct operating expenses from the condensed consolidated statements of operations.
(3)	Indirect operating expenses consist of administrative and indirect operating expenses and marketing and related costs from the condensed consolidated statements of operations.

Liquidity and Capital Resources

Cash, cash equivalents and restricted cash increased $1.6 million during the first half of fiscal year 2017.  Excluding payment of $0.9 million of dividends to shareholders that were approved on a discretionary basis by the Company’s Board of Directors, cash generated from operations exceeded cash required to fund investing and financing activities by $2.6 million during the period.

We maintain $39.0 million of unsecured lines of credit available for working capital and letters of credit as of January 28, 2017 at contractual interest rates ranging from 2.75% to 14.25%.  Total amounts used under lines of credit were $3.3 million at January 28, 2017.  Our lenders have reaffirmed the lines of credit within the past twelve months.

We believe that available cash balances, anticipated cash flows and our available lines of credit will be sufficient to cover working capital and operating requirements of our U.S. operations during the next twelve months and the foreseeable future.

Historically, our foreign subsidiaries have generated adequate cash flow to fund their operations.  During the past several months, our Brazilian subsidiary has been adversely affected by an economic downturn.  The total scope and duration of the downturn and the ultimate impact that it will have on our Brazilian operations are uncertain.  In the event that our Brazilian subsidiary is unable to generate adequate cash flow to fund its operations, additional funding from EEI, other subsidiaries or lending institutions will be considered.

We intend to reinvest net cash generated from undistributed foreign earnings into operations and business expansion opportunities outside the U.S.  Excess cash accumulated by any foreign subsidiary, beyond that necessary to fund operations or business expansion, may be repatriated to the U.S. at the discretion of the Boards of Directors of the respective entities.  We would be required to accrue and pay taxes on any amounts repatriated to the U.S. from foreign subsidiaries.  The Company repatriated $0.2 million of dividends from foreign subsidiaries, net of local taxes, during the six months ended January 28, 2017.

Contract Receivable Concentration Risk

Significant concentrations of contract receivables and the allowance for doubtful accounts and contract adjustments are summarized in the following table.

	Balance at January 28, 2017		Balance at July 31, 2016
Region	Contract Receivables	Allowance for Doubtful Accounts and Contract Adjustments	Contract Receivables	Allowance for Doubtful Accounts and Contract Adjustments
	(in thousands)

United States, Canada and South America	$32,919	$2,047	$36,128	$1,897
Middle East and Africa	234	---	4,922	4,895
Asia	248	---	61	---
Totals	$33,401	$2,047	$41,111	$6,792

During the three months ended January 28, 2017, the Company wrote-off $4.9 million of aged and fully reserved contract receivable balances related to a specific project in the Middle East, based on management’s assessment that cash collections are not likely.

Prior to the write-off described above, combined contract receivables related to projects in the Middle East, Africa and Asia represented 12% of total contract receivables at July 31, 2016, while the combined allowance for doubtful accounts and contract adjustments related to these projects represented 72% of the total allowance for doubtful accounts and contract adjustments at July 31, 2016.  This allowance percentage reflects the Company’s experience of heightened operating risks (i.e., political, regulatory and cultural risks) within these foreign regions in comparison with similar risks in the United States, Canada and South America, which result in increased collection risks and the risk of the Company expending resources that it may not recover for several months, or at all.  Beginning in the fiscal year ended July 31, 2013, management curtailed operations and business development initiatives in the Middle East, Africa and Asia as part of a broad risk management strategy approved by our Board of Directors.

Assets Held for Sale

In March 2017, the Company consummated the sale of land, a vacant building, related building improvements and fixtures, and warehouse space to a non-affiliated third party for an amount that approximated the net book value of the property.  The Company classified the $1.3 million net book value of this property as assets held for sale at January 28, 2017.

Results of Operations

Revenue, net

We derive our revenues primarily from the professional and technical services performed by its employees or, in certain cases, by subcontractors engaged to perform on under contracts entered into with our clients. The revenues recognized, therefore, result from our ability to charge clients for those services under the contracts.  Revenue, the cost of professional services, other direct operating expenses and subcontract costs of our South American subsidiaries exclude tax assessments by governmental authorities, which we collect from our customers and then remitted to governmental authorities.

Substantially all of our revenue results from the sale of labor hours for environmental consulting services.  The consulting work is performed under a mix of fixed price, cost-type, and time and material contracts.  Contracts are required from all customers.  We recognize revenue in accordance to the terms of three types of contracts:

Contract Type	Work Type	Revenue Recognition Policy

Time and materials	Consulting	As incurred at contract rates.

Fixed price	Consulting	Percentage of completion, approximating the ratio of either total costs or Level of Effort (LOE) hours incurred to date to total estimated costs or LOE hours.

Cost-plus	Consulting	Costs as incurred plus fees. Fees are recognized as revenue using percentage of completion determined by the percentage of LOE hours incurred to total LOE hours in the respective contracts.

Revenue, net associated with these contract types are summarized in the following table.

	Three Months Ended		Six Months Ended
	January 28, 2017	January 30, 2016	January 28, 2017	January 30, 2016
	(in thousands)

Time and materials	$12,271	$11,611	$26,762	$27,223
Fixed price	8,397	10,199	15,558	21,517
Cost-plus	4,134	2,833	8,087	5,965
Total revenue by contract type	$24,802	$24,643	$50,407	$54,705

Revenue, net and revenue less subcontract costs, by business entity, are summarized in the following table.

	Three Months Ended		Six Months Ended
	January 28, 2017	January 30, 2016	January 28, 2017	January 30, 2016
	(in thousands)

Revenue, net by business segment:
EEI and its subsidiaries located in the U.S.	$18,959	$18,676	$39,304	$42,677

Subsidiaries located in South America:
Walsh Peru, S.A. Ingenieros y Cientificos Consultores (“Walsh Peru”)	1,675	2,884	2,737	5,865
Gestion Ambiental Consultores S.A. (“GAC”)	2,096	2,038	4,057	3,883
Ecology & Environment do Brasil, Ltda (“E&E Brasil”)	1,998	932	4,165	2,031
Other	74	113	144	249
	5,843	5,967	11,103	12,028

Total revenue, net	$24,802	$24,643	$50,407	$54,705

Revenue, net less subcontract costs, by business segment:
EEI and its subsidiaries located in the U.S.	$15,181	$15,444	$32,628	$35,076

Subsidiaries located in South America:
Walsh Peru	1,008	1,783	1,651	3,905
GAC	1,473	1,740	2,999	3,397
E&E Brasil	1,652	859	3,279	1,807
Other	65	87	126	195
	4,198	4,469	8,055	9,304

Total revenue, net less subcontract costs	$19,379	$19,913	$40,683	$44,380

Revenue, net represents gross revenue recognized for the services provided to our clients, adjusted for the impacts of cost overruns or settlements recorded upon completion and close out of a project.  Revenue, net less subcontract costs is a key metric utilized by management for operational monitoring and decision-making.  References to “revenues” in the following commentary refer to revenue, net less subcontract costs from the table above.

EEI and Subsidiaries Located in the U.S.

Revenues from EEI and its U.S. subsidiaries decreased $0.3 million (2%) during the current quarter and decreased $2.4 million (7%) during the first six months of fiscal year 2017, as compared with the same periods of the prior year, primarily due to a lower average selling rate per hour of service charged to our clients.  General competitive pricing pressure continues to have a negative impact on revenues for many of EEI’s market sectors.  The volume of hours charged to clients also decreased, particularly in the energy and mining market sectors.

During the six months ended January 30, 2016, we recorded $0.5 million of revenues from our Kentucky-based subsidiary that was sold near the end of the first quarter of fiscal year 2016, which also contributed to comparatively lower revenues from U.S. subsidiaries during the current fiscal year.

Subsidiaries Located in South America

Revenues from our Brazilian operations increased $0.8 million (92%) during the current quarter and increased $1.5 million (81%) during the first six months of fiscal year 2017, as compared with the same periods of the prior fiscal year, mainly due to increased project activity in the energy transmission market sector.  An economic downturn that has adversely affected our Brazilian operations for several previous reporting periods prior to fiscal year 2017 appears to have stabilized, resulting in additional business development opportunities for us.  EEI management continues to work closely with management in Brazil to implement a business development strategy that is responsive to current economic conditions while also reducing operating costs and improving operating efficiency.

Revenues from our Peruvian operations decreased $0.8 million (43%) during the current quarter and decreased $2.3 million (58%) during the first six months of fiscal year 2017, as compared with the same periods of the prior fiscal year, due to lower energy sector project activity.  Global economic trends in oil, gas and commodity prices continued to have a severe negative impact on revenues from energy and mining sectors in Peru.

Revenues from our Chilean operations decreased $0.3 million (15%) during the current quarter and decreased $0.4 million (12%) during the first six months of fiscal year 2017, as compared to the same periods of the prior fiscal year, due to lower transmission and renewable energy sector revenues.

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

	Three Months Ended		Six Months Ended
	January 28, 2017	January 30, 2016	January 28, 2017	January 30, 2016
	(in thousands)

EEI and its subsidiaries located in the U.S.	$6,939	$7,050	$14,345	$15,372

Subsidiaries located in South America:
Walsh Peru	303	613	523	1,594
GAC	734	818	1,424	1,472
E&E Brasil	1,028	561	2,073	1,233
Other	26	55	75	110
	2,091	2,047	4,095	4,409

Total direct operating expenses	$9,030	$9,097	$18,440	$19,781

Total direct operating expenses decreased $0.1 million (1%) during the current quarter and decreased $1.3 million (7%) during the first six months of fiscal year 2017, as compared with the same periods of the prior fiscal year.  Within each of the business segments noted in the table above, increases and decreases in direct expenses generally corresponded with increases or decreases in project revenues.

Indirect Operating Expenses

Administrative and indirect operating expenses and marketing and related costs represent administrative and other operating costs not directly associated with the generation of revenue.  We refer to these costs as “indirect operating expenses.”  Indirect operating expenses by business segment are summarized in the following table.

	Three Months Ended		Six Months Ended
	January 28, 2017	January 30, 2016	January 28, 2017	January 30, 2016
	(in thousands)

EEI and its subsidiaries located in the U.S.	$7,775	$8,136	$16,000	$16,847

Subsidiaries located in South America:
Walsh Peru	947	924	1,747	1,871
GAC	448	838	1,115	1,370
E&E Brasil	576	1,045	1,118	1,678
Other	69	30	79	77
	2,040	2,837	4,059	4,996

Other foreign subsidiaries	7	13	10	64

Total indirect operating expenses	$9,822	$10,986	$20,069	$21,907

EEI and Subsidiaries Located in the U.S.

EEI and its subsidiaries may, at the discretion of their respective Board of Directors, award incentive compensation to Directors, senior management and other employees in the form of cash bonuses.  Cash bonus expense may vary significantly from year to year depending on company financial performance.  EEI and its U.S. subsidiaries recorded $0.2 million and $0.1 million of bonus expense during the quarters ended January 28, 2017 and January 30, 2016, respectively, and recorded $0.3 million and $0.5 million of bonus expense during the first six months of fiscal years 2017 and 2016, respectively, in indirect operating expenses as a result of bonus expense accruals.

In October 2015, EEI sold its majority interest in a Kentucky-based subsidiary.  Indirect operating expenses were $0.3 million lower during the first six months of the current fiscal year as a result of sale of this subsidiary during the prior year.

Excluding the impact of bonuses and sale of a subsidiary noted above, total indirect operating expenses from U.S. operations increased $0.1 million (2%) during current quarter and decreased $0.5 million (3%) during the first half of fiscal year 2017, as compared with the same periods last year.  The Company’s U.S. operations continue to operate under an expense management strategy that has resulted in significant reductions in indirect operating expenses over the past three fiscal years.

Subsidiaries Located in South America

Indirect operating expenses have generally decreased within our South American business segment during fiscal year 2017, as management within our foreign subsidiaries continued with their critical review of indirect staffing levels and key administrative processes, resulting in improved operating efficiency and cost reductions.  These operations also realized a full year benefit of efficiencies and cost reductions initiated in the prior fiscal year.

Income Taxes

The Company’s estimated effective tax rate was 67.7% and 101.1% for the six months ended January 28, 2017 and January 30, 2016, respectively.

The effective tax rate for the six months ended January 28, 2017 includes the tax impact of the Company’s portion of dividends declared by the Company’s majority owned subsidiary in Chile and reversal of a deferred tax asset previously maintained by the Company’s majority owned subsidiary in Peru.

The effective tax rate for the six months ended January 30, 2016 includes a valuation allowance of $0.9 million recorded as a reduction of deferred tax assets maintained by the Company’s majority owned subsidiary in Brazil.

Critical Accounting Policies and Use of Estimates

The Company's condensed consolidated financial statements presented in Item 1 of this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts and contract adjustments, income taxes, impairment of long-lived assets and contingencies.  Management bases its estimates and judgments on historical experience and other factors that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2016 for a description of our critical accounting policies.

Inflation

Inflation did not have a material impact on our business during the three months or six months ended January 28, 2017 or January 30, 2016 because a significant amount of our contracts are either cost based or contain commercial rates for services that are adjusted annually.

Off-Balance Sheet Arrangements

We had outstanding letters of credit drawn under our lines of credit to support operations of $2.6 million and $2.2 million at January 28, 2017 and July 31, 2016, respectively.  Other than these letters of credit, we did not have any off-balance sheet arrangements as of January 28, 2017 or July 31, 2016.

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

Internal Controls

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the six months ended January 28, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

 (e)  Purchased Equity Securities.  In August 2010, the Company’s Board of Directors approved a 200,000 share repurchase program.  The following table summarizes the Company’s purchases of its common stock during the six months ended January 28, 2017 under this share repurchase program:

Fiscal Year 2017 Reporting Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

August 2016	---	---	---	77,082
September 2016	---	---	---	77,082
October 2016	---	---	---	77,082
November 2016	---	---	---	77,082
December 2016	---	---	---	77,082
January 2017	---	---	---	77,082

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a)	31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)
The Company filed a Current Report on Form 8-K on November 15, 2016 to announce that the tenure of Frank B. Silvestro as Chairman of the Board of Directors will be extended to the date of the Company’s Annual Meeting of Shareholders to be held on April 20, 2017.

(c)
The Company filed a Current Report on Form 8-K on January 13, 2017 to announce Dr. Michael R. Cellino’s decision not to stand for re-election as a Director of the Company, and that his tenure as a Director will terminate effective with the Company’s Annual Meeting of Shareholders to be held on April 20, 2017.

(d)
The Company filed a Current Report on Form 8-K on January 27, 2017 to announce Mr. Gerard A. Gallagher’s decision not to stand for re-election as a Director of the Company, and that his tenure as a Director will terminate effective with the Company’s Annual Meeting of Shareholders to be held on April 20, 2017.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ecology and Environment, Inc.

Date: March 14, 2017	By:	/s/ H. John Mye III
H. John Mye III
Chief Financial Officer and Treasurer Principal Financial and Accounting Officer