Form 10-Q
period 2017-04-29
ECOLOGY & ENVIRONMENT INC
filed 2017-06-13
CIK 809933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. -20549

FORM 10-Q

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 29, 2017

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

At May 31, 2017, 3,000,956 shares of Registrant's Class A Common Stock (par value $.01) and 1,293,146 shares of Registrant’s Class B Common Stock (par value $.01) were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Ecology and Environment, Inc.
Condensed Consolidated Balance Sheets
(amounts in thousands, except share data)

	Balance at
	April 29, 2017	July 31, 2016
	(Unaudited)	(Audited)
Assets

Current assets:
Cash, cash equivalents and restricted cash	$11,675	$10,161
Investment securities available for sale	1,481	1,499
Contract receivables, net of allowance for doubtful accounts and contract adjustments of $2,260 and $6,792, respectively	31,161	34,319
Income tax receivable	2,822	916
Other current assets	2,678	2,104

Total current assets	49,817	48,999

Property, buildings and equipment, net of accumulated depreciation of $17,857 and $18,324, respectively	4,423	6,094
Deferred income taxes	658	2,650
Other assets	1,788	1,769

Total assets	$56,686	$59,512

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$6,082	$6,874
Lines of credit	689	312
Accrued payroll costs	4,890	6,590
Current portion of long-term debt and capital lease obligations	203	240
Billings in excess of revenue	3,505	3,297
Other accrued liabilities	3,037	3,445

Total current liabilities	18,406	20,758

Income taxes payable	107	107
Deferred income taxes	870	525
Long-term debt and capital lease obligations	59	217
Commitments and contingencies (Note 16)	-	-

Shareholders' equity:
Preferred stock, par value $.01 per share (2,000,000 shares authorized; no shares issued)	-	-
Class A common stock, par value $.01 per share (6,000,000 shares authorized; 3,035,778 shares issued)	30	30
Class B common stock, par value $.01 per share; (10,000,000 shares authorized; 1,357,947 shares issued)	14	14
Capital in excess of par value	16,595	16,606
Retained earnings	22,177	22,237
Accumulated other comprehensive loss	(2,163)	(2,143)
Treasury stock, at cost (Class A common: 34,822 and 39,272 shares; Class B common: 64,801 shares)	(1,122)	(1,172)

Total Ecology and Environment, Inc. shareholders' equity	35,531	35,572
Noncontrolling interests	1,713	2,333

Total shareholders' equity	37,244	37,905

Total liabilities and shareholders' equity	$56,686	$59,512

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ecology and Environment, Inc.
Condensed Consolidated Statements of Operations
Unaudited
(amounts in thousands, except share data)

	Three Months Ended		Nine Months Ended
	April 29, 2017	April 30, 2016	April 29, 2017	April 30, 2016

Revenue, net	$24,204	$25,218	$74,611	$79,923

Cost of professional services and other direct operating expenses	9,346	9,279	27,787	29,060
Subcontract costs	3,410	3,888	13,133	14,212
Administrative and indirect operating expenses	7,588	8,223	22,447	24,424
Marketing and related costs	2,465	2,967	7,674	8,673
Depreciation and amortization	265	290	782	873

Income from operations	1,130	571	2,788	2,681
Net interest income (expense)	9	(27)	(3)	(49)
Proxy costs, net	(550)	-	(550)	-
Gain on insurance settlement	-	359	-	359
Net foreign exchange (loss) gain	(9)	(94)	(81)	17
Other (expense) income	(70)	(21)	(60)	39

Income before income tax provision	510	788	2,094	3,047
Income tax provision	246	653	1,319	2,937

Net income	264	135	775	110

Net (income) loss attributable to noncontrolling interests	(12)	40	47	247

Net income attributable to Ecology and Environment, Inc.	$252	$175	$822	$357

Net income per common share - basic and diluted	$0.06	$0.04	$0.19	$0.08

Weighted average common shares outstanding - basic and diluted	4,294,102	4,290,720	4,293,646	4,290,106

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ecology and Environment, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
Unaudited
(amounts in thousands)

	Three Months Ended		Nine Months Ended
	April 29, 2017	April 30, 2016	April 29, 2017	April 30, 2016

Net income including noncontrolling interests	$264	$135	$775	$110
Foreign currency translation adjustments	(36)	486	88	(461)
Unrealized investment (losses) gains, net	7	1	(24)	14

Comprehensive (loss) income	235	622	839	(337)
Comprehensive loss (income) attributable to noncontrolling interests	(32)	(94)	(37)	327

Comprehensive (loss) income attributable to Ecology and Environment, Inc.	$203	$528	$802	$(10)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ecology and Environment, Inc.
Condensed Consolidated Statements of Cash Flows
Unaudited
(amounts in thousands)

	Nine Months Ended
	April 29, 2017	April 30, 2016
Cash flows from operating activities:
Net income	$775	$110
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	782	873
Deferred income taxes	2,356	739
Share based compensation expense	-	53
Tax impact of share-based compensation	(6)	-
Gain on sale of assets and investment securities	(90)	(2)
Net recovery of contract adjustments and doubtful accounts	(1,178)	(910)
Net bad debt expense	399	351
Changes in:
- contract receivables	2,953	7,397
- other current assets	(607)	(827)
- income tax receivable	(1,906)	180
- other non-current assets	(18)	16
- accounts payable	49	(3,387)
- accrued payroll costs	(1,724)	(2,186)
- income taxes payable	(6)	34
- billings in excess of revenue	196	684
- other accrued liabilities	700	(108)
Net cash provided by operating activities	2,675	3,017

Cash flows from investing activities:
Proceeds from sale of subsidiaries	75	150
Purchase of property, building and equipment	(479)	(259)
Proceeds from sale of property, buildings and equipment	1,483	5
Proceeds from maturity of investments	-	26
Purchase of investment securities	(22)	(78)
Net cash provided by (used in) investing activities	1,057	(156)

Cash flows from financing activities:
Dividends paid	(1,720)	(2,066)
Proceeds from debt	-	6
Repayment of debt	(196)	(505)
Net borrowings (repayments) under lines of credit	370	(138)
Distributions to noncontrolling interests	(681)	(427)
Net cash used in financing activities	(2,227)	(3,130)

Effect of exchange rate changes on cash and cash equivalents	9	(204)

Net increase (decrease) in cash, cash equivalents and restricted cash	1,514	(473)
Cash, cash equivalents and restricted cash at beginning of period	10,161	8,703

Cash, cash equivalents and restricted cash at end of period	$11,675	$8,230

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$90	$102
Income taxes	987	1,951
Supplemental disclosure of non-cash items:
Sale of subsidiary (loans receivable)	-	75
Proceeds from capital lease obligations	-	15

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ecology and Environment, Inc.
Condensed Consolidated Statements of Changes in Shareholders' Equity
(amounts in thousands, except share data)

	Class A Common Stock Shares	Class A Common Stock Amount	Class B Common Stock Shares	Class B Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares	Treasury Stock Amount	Noncontrolling Interest

Balance at July 31, 2015 (audited)	3,023,206	$30	1,370,519	$14	$16,575	$23,246	$(1,726)	107,046	$(1,224)	$3,570

Net income (loss)	-	-	-	-	-	887	-	-	-	(278)
Foreign currency translation adjustment	-	-	-	-	-	-	(438)	-	-	(119)
Cash dividends declared ($0.44 per share)	-	-	-	-	-	(1,895)	-	-	-	-
Unrealized investment gains, net	-	-	-	-	-	-	21	-	-	-
Conversion of Class B common stock to Class A common stock	12,572	-	(12,572)	-	-	-	-	-	-	-
Issuance of stock under stock award plan	-	-	-	-	(6)	-	-	(4,533)	52	-
Share-based compensation expense	-	-	-	-	37	-	-	-	-	-
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	(530)
Sale of majority-owned subsidiary	-	-	-	-	-	-	-	-	-	(310)
Stock award plan forfeitures	-	-	-	-	-	-	-	1,560	-	-

Balance at July 31, 2016 (audited)	3,035,778	$30	1,357,947	$14	$16,606	$22,238	$(2,143)	104,073	$(1,172)	$2,333

Net income (loss)	-	-	-	-	-	822	-	-	-	(47)
Foreign currency translation adjustment	-	-	-	-	-	-	4	-	-	84
Cash dividends declared ($0.20 per share)	-	-	-	-	-	(859)	-	-	-	-
Unrealized investment losses, net	-	-	-	-	-	-	(24)	-	-	-
Issuance of stock under stock award plan	-	-	-	-	(5)	-	-	(4,450)	50	-
Tax impact of share based compensation	-	-	-	-	(6)	-	-	-	-	-
Tax impact of noncontrolling interests	-	-	-	-	-	(24)	-	-	-	24
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	(681)

Balance at April 29, 2017 (unaudited)	3,035,778	$30	1,357,947	$14	$16,595	$22,177	$(2,163)	99,623	$(1,122)	$1,713

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ecology and Environment, Inc.
Notes to Condensed Consolidated Financial Statements

1.	Organization and Basis of Presentation

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

The Company prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of such information.  All such adjustments are of a normal recurring nature.  The Company reclassified certain prior year amounts to conform to the condensed consolidated financial statement presentation for the three and nine months ended April 29, 2017.

Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), including a description of significant accounting policies, have been condensed or omitted pursuant to SEC rules and regulations.  Therefore, these financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2016 filed with the Securities and Exchange Commission (the “2016 Annual Report”).  The accounting policies followed by the Company for preparation of the consolidated financial statements included in the 2016 Annual Report were also followed for this interim report.  The condensed consolidated results of operations for the three and nine months ended April 29, 2017 are not necessarily indicative of the results for any subsequent period or the entire fiscal year ending July 31, 2017.

2.	Recent Accounting Pronouncements

Accounting Pronouncements Adopted During the Nine Months Ended April 29, 2017

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

In May 2015, FASB issued ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities that Calculate Net Asset Value Per Share (Or its Equivalent) (“ASU 2015-07”).  ASU 2015-07 removes the requirements to: 1) categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value (“NAV”) per share practical expedient; and 2) make certain disclosures for all investments that are eligible to be measured at fair value using the NAV per share practical expedient.  The amendments in ASU 2015-07 are effective for public entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The amendment must be applied retrospectively.  The Company adopted ASU 2015-07 effective August 1, 2016.  Other than the changes to disclosures noted above, adoption of this standard did not have a material impact on the Company’s consolidated financial statements.  Refer to Note 5 of these condensed consolidated financial statements for additional disclosures regarding the Company’s investments in available for sale securities that are valued using the NAV practical expedient.

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

Accounting Pronouncements Not Yet Adopted as of April 29, 2017

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

ASU 2014-09 requires retrospective application by either restating each prior period presented in the financial statements, or by recording the cumulative effect on prior reporting periods to beginning retained earnings in the year that the standard becomes effective.  The Company has begun a detailed review of contracts and comparing historical accounting policies and practices to the new standard. Management is currently assessing the provisions of ASU 2014-09 and has not yet estimated its impact or selected a transition method.

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

In August 2016, FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”).  The amendments included in this update provide guidance regarding eight specific cash flow classification issues that are not specifically addressed in previous U.S. GAAP.  For public entities, the amendments included in ASU 2016-15 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The Company intends to adopt the provisions of ASU 2016-15 effective August 1, 2018.  Management is currently assessing the provisions of ASU 2016-15 and has not yet estimated its impact on the Company’s consolidated financial statements.

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

In June 2016, FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”).  The amendments included in this update affect entities holding financial assets, including trade receivables and investment securities available for sale, that are not accounted for at fair value through net income.  ASU 2016-13 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected.  The amendments included in this update also provide guidance for measurement of expected credit losses and for presentation of increases or decreases of expected credit losses on the statement of operations.  For public entities, the amendments included in ASU 2016-13 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  The Company intends to adopt the provisions of ASU 2016-13 effective August 1, 2020.  Management is currently assessing the provisions of ASU 2016-13 and has not yet estimated its impact on the Company’s consolidated financial statements.

In January 2017, FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment (“ASU 2017-04”).  The amendments included in this update simplify the subsequent measurement of goodwill by revising the steps required during the registrant’s annual goodwill impairment test.  Public entities are required to adopt the amendments included in ASU 2017-04 effective for any annual or interim impairment tests in fiscal years beginning after December 15, 2020.  The Company intends to adopt the provisions of ASU 2017-04 effective August 1, 2021.  Management is currently assessing the provisions of ASU 2017-04 and has not yet estimated its impact on the Company’s consolidated financial statements.

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

In February 2017, FASB issued ASU No. 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20) – Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”).  The amendments included in this update clarify the scope of current U.S. GAAP and add guidance for partial sales of nonfinancial assets.  ASU 2017-05 requires retrospective application by either restating each prior period presented in the financial statements, or by recording the cumulative effect on prior reporting periods to beginning retained earnings in the year that the standard becomes effective.  For public entities, the amendments in ASU 2017-05 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted but only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  The Company intends to adopt the provisions of ASU 2017-05 effective August 1, 2018.  Management is currently assessing the provisions of ASU 2017-05 and has not yet estimated its impact or selected a transition method.

In May 2017, FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718) – Scope of Modification Accounting (“ASU 2017-09”).  The amendments included in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting.  The amendments in this update will be applied prospectively to an award modified on or after the adoption date.  The amendments in ASU 2017-09 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017.  The Company intends to adopt the provisions of ASU 2017-09 effective August 1, 2018.  Adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

3.	Proxy Costs, Net

Prior to the Company’s Annual Meeting of Shareholders held in April 2017, a significant Class A shareholder decided to contest the Company’s two nominees for Class A directors.  As a result of the ensuing election contest, which was settled amicably among the parties prior to the Annual Meeting of Shareholders, the Company recorded $0.6 million of net legal and consulting expenses during the three months ended April 29, 2017.

4.	Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash are summarized in the following table.

	Balance at
	April 29, 2017	July 31, 2016
	(in thousands)
Cash and cash equivalents	$11,376	$9,902
Restricted cash	299	259
Total cash, cash equivalents and restricted cash	$11,675	$10,161

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  The Company invests cash in excess of operating requirements in income-producing short-term investments.  Money market funds of $0.2 million and $0.3 million were included in cash and cash equivalents in the table above at April 29, 2017 and July 31, 2016, respectively.

The Company is required to maintain restricted cash on deposit in Brazil as collateral for pending litigation matters.

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

The Company monitors the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy.  Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another.  In such instances, the Company reports the transfer as of the beginning of the reporting period.  The Company evaluated the significance of transfers between levels based upon the nature of the financial instrument.  There were no transfers in or out of levels 1, 2 or 3, respectively during the nine months ended April 29, 2017 or the fiscal year ended July 31, 2016.

The carrying amount of cash, cash equivalents and restricted cash approximated fair value at April 29, 2017 and July 31, 2016.  These assets were classified as level 1 instruments at both dates.

Investment securities available for sale of $1.5 million at April 29, 2017 and July 31, 2016 primarily included mutual funds invested in U.S. municipal bonds, which the Company may immediately redeem without prior notice.  These mutual funds are valued at the net asset value (“NAV”) of shares held by the Company at period end as a practical expedient to estimate fair value.  These mutual funds are deemed to be actively traded, are required to publish their daily NAV and are required to transact at that price.  As a result of the Company’s adoption of ASU 2015-07 effective August 1, 2016 (refer to Note 2 above), investment securities available for sale are not reported within the fair value hierarchy noted above.

Unrealized gains or losses related to investment securities available for sale are recorded in accumulated other comprehensive income, net of applicable income taxes in the accompanying condensed consolidated balance sheets and condensed consolidated statements of changes in shareholders' equity.  The cost basis of securities sold is based on the specific identification method.  The Company had unrealized gains of less than $0.1 million recorded in accumulated other comprehensive income during the nine months ended April 29, 2017 and April 30, 2016.  Reclassification adjustments out of accumulated other comprehensive income are included within gain on sale of assets on the accompanying condensed consolidated statements of operations.  The Company did not record any sales of investment securities during the nine months ended April 29, 2017 or April 30, 2016.

Long-term debt consists of bank loans and capitalized equipment leases.  Lines of credit consist of borrowings for working capital requirements.  Based on the Company's assessment of the current financial market and corresponding risks associated with the debt and line of credit borrowings, management believes that the carrying amount of these liabilities approximated fair value at April 29, 2017 and July 31, 2016.  These liabilities were classified as level 2 instruments at both dates.

There were no financial instruments classified as level 3 at April 29, 2017 or July 31, 2016.

6.	Revenue and Contract Receivables, net

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

Substantially all of the Company's cost-type work is with federal governmental agencies and, as such, is subject to audits after contract completion.  Under these cost-type contracts, provisions for adjustments to accrued revenue are recognized on a quarterly basis and based on past audit settlement history.  Government audits have been completed and final rates have been negotiated through fiscal year 2011.  The Company records an allowance for project disallowances in other accrued liabilities for potential disallowances resulting from government audits (refer to Note 11 of these condensed consolidated financial statements).  Allowances for project disallowances are recorded when the amounts are estimable.  Resolution of these amounts is dependent upon the results of government audits and other formal contract close-out procedures.

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

Contract Receivables, Net

Contract receivables, net are summarized in the following table.

	Balance at
	April 29, 2017	July 31, 2016
	(in thousands)
Contract Receivables:
Billed	$15,812	$20,415
Unbilled	17,609	20,696
	33,421	41,111
Allowance for doubtful accounts and contract adjustments	(2,260)	(6,792)
Contract receivables, net	$31,161	$34,319

Billed contract receivables included contractual retainage balances of $1.1 million and $0.9 million at April 29, 2017 and July 31, 2016, respectively.  Management anticipates that the Company will substantially bill and collect the unbilled receivables and retainage balances outstanding at April 29, 2017 within one year.

Contract Receivable Concentrations

Significant concentrations of contract receivables and the allowance for doubtful accounts and contract adjustments are summarized in the following table.

	Balance at April 29, 2017		Balance at July 31, 2016
	Total Billed and Unbilled Contract Receivables	Allowance for Doubtful Accounts and Contract Adjustments	Total Billed and Unbilled Contract Receivables	Allowance for Doubtful Accounts and Contract Adjustments
	(in thousands)

EEI and its subsidiaries located in the U.S.	$21,389	$958	$29,027	$5,809
Subsidiaries located in South America	11,610	1,302	11,659	983
Other foreign subsidiaries	422	---	425	---
Totals	$33,421	$2,260	$41,111	$6,792

During the three months ended January 28, 2017, the Company wrote-off $4.9 million of aged and fully reserved contract receivable balances at EEI related to a specific project in the Middle East, based on management’s assessment that cash collections are not likely.

Prior to the write-off described above, combined contract receivables related to projects in the Middle East, Africa and Asia represented 12% of total contract receivables at July 31, 2016, while the combined allowance for doubtful accounts and contract adjustments related to these projects represented 72% of total allowance for doubtful accounts and contract adjustments at July 31, 2016.  This allowance percentage reflected the Company’s experience of heightened operating risks (i.e., political, regulatory and cultural risks) within these foreign regions in comparison with similar risks in the United States, Canada and South America, which result in increased collection risks and the risk of the Company expending resources that it may not recover for several months, or at all.

Allowance for Doubtful Accounts and Contract Adjustments

Activity within the allowance for doubtful accounts and contract adjustments is summarized in the following table.

	Three Months Ended		Nine Months Ended
	April 29, 2017	April 30, 2016	April 29, 2017	April 30, 2016
	(in thousands)

Balance at beginning of period	$2,047	$6,119	$6,792	5,954
Net increase (decrease) due to adjustments in the allowance for:
Contract adjustments (1)	---	(428)	(4,941)	(577)
Doubtful accounts (2)	213	107	409	421
Balance at end of period	$2,260	$5,798	$2,260	$5,798

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

7.	Sale of Property

In March 2017, the Company consummated the sale of land, a vacant building, related building improvements and fixtures, and warehouse space to a non-affiliated third party for approximately $1.5 million.  After closing costs, the Company recorded a gain on sale of $0.1 million from this transaction during the three months ended April 29, 2017.

8.	Lines of Credit

Unsecured lines of credit are summarized in the following table.

	Balance at
	April 29, 2017	July 31, 2016
	(in thousands)
Outstanding cash draws, recorded as lines of credit on the accompanying condensed consolidated balance sheets	$689	$312
Outstanding letters of credit to support operations	2,035	2,187
Total amounts used under lines of credit	2,724	2,499
Remaining amounts available under lines of credit	36,287	36,496
Total approved unsecured lines of credit	$39,011	$38,995

As of April 29, 2017, contractual interest rates for lines of credit ranged from 2.75% to 3.00% for the Company’s U.S. operations and 10.52% to 11.75% for the Company’s South American operations.  The Company’s lenders have reaffirmed the lines of credit within the past twelve months.

9.	Debt and Capital Lease Obligations

Debt and capital lease obligations are summarized in the following table.

	Balance at
	April 29, 2017	July 31, 2016
	(in thousands)

Various bank loans and advances (interest rates ranging from 6.00% to 6.58% at April 29, 2017)	$132	$217
Capital lease obligations (interest rates ranging from 7.36% to 15.09% at April 29, 2017)	130	240
	262	457
Current portion of long-term debt and capital lease obligations	(203)	(240)
Long-term debt and capital lease obligations	$59	$217

The aggregate maturities of long-term debt and capital lease obligations as of April 29, 2017 are summarized in the following table.

Twelve Months Ended April 30,	Amount
(in thousands)

2018	$203
2019	35
2020	13
2021	11
Thereafter	-
Total	$262

10.	Income Taxes

The estimated effective tax rate was 63.0% and 96.4% for the nine months ended April 29, 2017 and April 30, 2016, respectively.

The effective tax rate for the nine months ended April 29, 2017 includes the incremental tax impact of the Company’s portion of dividends declared by its majority owned subsidiary in Chile, which was greater than the dividends anticipated at July 31, 2016, and the write-off of a deferred tax asset previously maintained by the Company’s majority owned subsidiary in Peru.

The effective tax rate for the nine months ended April 30, 2016 includes a valuation allowance of $0.9 million recorded as a reduction of deferred tax assets maintained by the Company’s majority owned subsidiary in Brazil, and the impact of $0.7 million of taxable dividends repatriated to the U.S. from foreign subsidiaries.

11.	Other Accrued Liabilities

Other accrued liabilities are summarized in the following table.

	Balance at
	April 29, 2017	July 31, 2016
	(in thousands)

Allowance for project disallowances	$687	$1,819
Other	2,350	1,626
Total other accrued liabilities	$3,037	$3,445

Activity within the allowance for project disallowances is summarized in the following table.

	Three Months Ended		Nine Months Ended
	April 29, 2017	April 30, 2016	April 29, 2017	April 30, 2016
	(in thousands)

Balance at beginning of period	$711	$1,819	$1,819	$2,243
Reduction of settlement estimate recorded in prior periods	(24)	---	(1,132)	(424)
Balance at end of period	$687	$1,819	$687	$1,819

The allowance for project disallowances represents potential disallowances of amounts billed and collected resulting from contract close-outs and government audits.  Allowances for project disallowances are recorded when the amounts are estimable, and may be revised during subsequent reporting periods when estimates of settlement amounts become more certain, or when actual settlements are finalized.  Settlements of certain contracts completed during prior fiscal years were finalized during the nine months ended April 29, 2017 and April 30, 2016, resulting in no cash received or paid during either period.

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

Under the supplemental plan which expired in October 2016, the Company issued 21,836 shares of Class A Common Stock under the Stock Award Plan, all of which are fully vested.  In October 2016, the Company’s Board of Directors adopted the current supplemental plan (the “2016 Stock Award Plan”).  The 2016 Stock Award Plan permits awards of up to 200,000 shares of Class A Common Stock for a period of up to five years until its termination in October 2021.  As of April 29, 2017, there have not been any stock awards granted under the 2016 Stock Award Plan.

EEI recorded non-cash compensation expense of $0 and less than $0.1 million during the nine months ended April 29, 2017 and April 30, 2016, respectively.

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

Cash Dividends

The Company declared and paid $0.9 million and $1.0 million of cash dividends during the nine months ended April 29, 2017 and April 30, 2016, respectively.  The Company paid dividends of $0.9 million and $1.0 million in August 2016 and 2015, respectively, that were declared and accrued in prior periods.

Stock Repurchase Plan

In August 2010, the Company’s Board of Directors approved a program for repurchase of 200,000 shares of Class A common stock (the “Stock Repurchase Program”).  As of April 29, 2017, the Company repurchased 122,918 shares of Class A stock, and 77,082 shares had yet to be repurchased under the Stock Repurchase Program.  The Company did not acquire any Class A shares under the Stock Repurchase Program during the nine months ended April 29, 2017 or April 30, 2016.

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

The Company considers acquiring additional interests in majority owned subsidiaries when noncontrolling shareholders express their intent to sell their interests.  The Company settles and records acquisitions of noncontrolling interests at amounts that approximate fair value.  Purchases of noncontrolling interests are recorded as reductions of shareholders’ equity on the condensed consolidated statements of shareholders’ equity.  The Company did not acquire additional interest in any of its majority-owned subsidiaries during the nine months ended April 29, 2017 or April 30, 2016.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are summarized in the following table.

	Balance at
	April 29, 2017	July 31, 2016
	(in thousands)

Unrealized net foreign currency translation losses	$(2,172)	$(2,176)
Unrealized net investment gains on available for sale investments	9	33
Total accumulated other comprehensive loss	$(2,163)	$(2,143)

14.	Earnings Per Share

The Company calculates basic and diluted EPS by dividing the net income attributable to Ecology and Environment, Inc. common shareholders by the weighted average number of common shares outstanding for the period.  After consideration of all the rights and privileges of the Class A and Class B stockholders summarized in Note 13, in particular the right of the holders of the Class B common stock to elect no less than 75% of the Board of Directors making it highly unlikely that the Company will pay a dividend on Class A common stock in excess of Class B common stock, the Company allocates undistributed earnings between the two classes of stock on a one-to-one basis when computing earnings per share.  As a result, basic and fully diluted earnings per Class A and Class B share are equal amounts.

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

The computation of earnings per share is included in the following table.

	Three Months Ended				Nine Months Ended
	April 29, 2017		April 30, 2016		April 29, 2017	April 30, 2016
	(in thousands, except share and per share amounts)

Net income attributable to Ecology and Environment, Inc.		$252		$175	$822	$357
Dividends declared		---		---	(859)	(1,033)
Balance at end of period		$252		$175	$(37)	$(676)

Weighted-average common shares outstanding - basic and diluted		4,294,102		4,290,720	4,293,646	4,290,106

Distributed earnings per share - basic and diluted	$	---	$	---	$0.20	$0.24
Undistributed earnings (distributions in excess of earnings) per share - basic and diluted		0.06		0.04	(0.01)	(0.16)
Net income per common share - basic and diluted		$0.06		$0.04	$0.19	$0.08

15.	Segment Reporting

The Company reports segment information based on the geographic location of its subsidiary operations (for revenues) and the location of its offices (for long-lived assets). Revenue by business segment is summarized in the following table.

	Three Months Ended		Nine Months Ended
	April 29, 2017	April 30, 2016	April 29, 2017	April 30, 2016
	(in thousands)

EEI and its subsidiaries located in the U.S.	$18,402	$19,658	$57,706	$62,335

Subsidiaries located in South America:
Walsh Peru, S.A. Ingenieros y Cientificos Consultores (“Walsh Peru”)	1,704	2,288	4,441	8,153
Gestion Ambiental Consultores S.A. (“GAC”)	1,642	1,949	5,699	5,832
Ecology & Environment do Brasil, Ltda (“E&E Brasil”)	2,375	1,202	6,540	3,232
Other	81	121	225	371
	5,802	5,560	16,905	17,588

Total revenue, net	$24,204	$25,218	$74,611	$79,923

Long-lived assets by business segment are summarized in the following table.

	Balance at
	April 29, 2017	July 31, 2016
	(in thousands)
EEI and its subsidiaries located in the United States	$3,314	$4,916
Subsidiaries located in South America	1,109	1,178

16.	Commitments and Contingencies

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

On February 4, 2011, the Chico Mendes Institute of Biodiversity Conservation of Brazil (the “Institute”) issued a Notice of Infraction to E&E Brasil, a majority-owned subsidiary of EEI.  The Notice of Infraction concerned the taking and collecting wild animal specimens without authorization by the competent authority and imposed a fine of 520,000 Reais against E&E Brazil.   The Institute also filed Notices of Infraction against four employees of E&E Brasil alleging the same claims and imposed fines against those individuals that, in the aggregate, were equal to the fine imposed against E&E Brasil.  The Institute has not filed any claim against EEI.

E&E Brasil has filed court claims appealing the administrative decisions of the Institute for E & E Brasil’s employees that: (a) deny the jurisdiction of the Institute; (b) state that the Notice of Infraction is constitutionally vague; and (c) affirmatively state that E&E Brasil had obtained the necessary permits for the surveys and collections of specimens under applicable Brazilian regulations and that the protected conservation area is not clearly marked to show its boundaries.  The claim of violations against one of the four employees was dismissed.  The remaining three employees have fines assessed against them that are being appealed through the federal courts. Violations against E&E Brasil are pending agency determination.  At April 29, 2017, the Company maintained a reserve of approximately $0.3 million in other accrued liabilities related to these claims.

Contract Termination Provisions

Certain contracts contain termination provisions under which the customer may, without penalty, terminate the contracts upon written notice to the Company.  In the event of termination, the Company would be paid only termination costs in accordance with the particular contract.  Generally, termination costs include unpaid costs incurred to date, earned fees and any additional costs directly allocable to the termination.  The Company did not experience early termination of any material contracts during the nine months ended April 29, 2017 or during the fiscal year ended July 31, 2016.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report on Form 10-Q (the “Quarterly Report”) to “EEI” refer to Ecology and Environment, Inc., a New York corporation.  References to “the Company,” “we,” “us,” “our,” or similar terms refer to EEI together with its consolidated subsidiaries.

Executive Overview

Earnings improved to $0.06 per share for the quarter ended April 29, 2017 from $0.04 per share for the same quarter of the prior fiscal year.  Net income of $0.3 million for the current quarter reflected a slight improvement from the $0.2 million net income for the same quarter of the prior fiscal year.

Prior to the Company’s Annual Meeting of Shareholders held in April 2017, a significant Class A shareholder decided to contest the Company’s two nominees for Class A directors.  As a result of the ensuing election contest, which was settled amicably among the parties prior to the Annual Meeting of Shareholders, the Company recorded $0.6 million of net legal and consulting expenses during the three months ended April 29, 2017.

Earnings improved to $0.19 per share for the nine months ended April 29, 2017 from $0.08 for the prior fiscal year.  Net income of $0.8 million for the first nine months of fiscal year 2017 reflected an increase of $0.4 million from the same period of the prior fiscal year.

We manage our operations through two distinct reporting segments that are based on the geographic location of our parent company and subsidiary operations.  Selected financial information by business segment is summarized in the following table.  Refer to “Results of Operations” below for further commentary regarding the Company’s revenues and expenses for the quarter and nine months ended April 29, 2017.

	Three Months Ended				Nine Months Ended
	April 29, 2017		April 30, 2016		April 29, 2017		April 30, 2016
	(in thousands)

EEI and subsidiaries located in the United States:
Revenue, net		$18,402		$19,658		$57,706		$62,335
Revenue, net less subcontract costs (1)		16,053		16,992		48,682		52,068
Direct operating expenses (2)		7,054		7,230		21,399		22,601
Indirect operating expenses (3)		7,832		8,918		23,831		25,764
Income (loss) before income tax provision		490		1,040		2,391		3,529
Net income (loss) attributable to EEI		264		499		1,373		1,555

Subsidiaries located in South America:
Revenue, net		$5,802		$5,560		$16,905		$17,588
Revenue, net less subcontract costs (1)		4,741		4,338		12,796		13,643
Direct operating expenses (2)		2,292		2,049		6,388		6,459
Indirect operating expenses (3)		2,217		2,255		6,276		7,252
Income (loss) before income tax provision		24		(231)		(283)		(399)
Net income (loss) attributable to EEI		(8)		(311)		(537)		(1,148)

Other foreign subsidiaries:
Revenue, net	$	---	$	---	$	---	$	---
Revenue, net less subcontract costs (1)		---		---		---		---
Direct operating expenses (2)		---		---		---		---
Indirect operating expenses (3)		4		17		14		81
Income (loss) before income tax provision		(4)		(21)		(14)		(83)
Net income (loss) attributable to EEI		(4)		(13)		(14)		(50)

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

Liquidity and Capital Resources

Cash, cash equivalents and restricted cash increased $1.5 million during the first nine months of fiscal year 2017.  Excluding payment of $1.7 million of dividends to shareholders that were approved on a discretionary basis by the Company’s Board of Directors, cash generated from operations exceeded cash required to fund investing and financing activities by $3.2 million during the period.

We maintain $39.0 million of unsecured lines of credit available for working capital and letters of credit as of April 29, 2017 at contractual interest rates ranging from 2.75% to 11.75%.  Total amounts used under lines of credit were $2.7 million at April 29, 2017.  Our lenders have reaffirmed the lines of credit within the past twelve months.

We believe that available cash balances, anticipated cash flows and our available lines of credit will be sufficient to cover working capital and operating requirements of our U.S. operations during the next twelve months and the foreseeable future.

Historically, our foreign subsidiaries have generated adequate cash flow to fund their operations.  During fiscal years 2016 and 2017, our South American operations have been adversely affected by adverse economic conditions.  The total scope and duration of the economic downturn and the ultimate impact that it will have on our Brazilian, Peruvian and Chilean operations are uncertain.  In the event that these subsidiaries are unable to generate adequate cash flow to fund their operations, additional funding from EEI, other subsidiaries or lending institutions will be considered.

We intend to reinvest net cash generated from undistributed foreign earnings into operations and business expansion opportunities outside the U.S.  Excess cash accumulated by any foreign subsidiary, beyond that necessary to fund operations or business expansion, may be repatriated to the U.S. at the discretion of the Boards of Directors of the respective entities.  We would be required to accrue and pay taxes on any amounts repatriated to the U.S. from foreign subsidiaries.  The Company repatriated $0.2 million of dividends from foreign subsidiaries, net of local taxes, during the nine months ended April 29, 2017.

Contract Receivable Concentration Risk

Significant concentrations of contract receivables and the allowance for doubtful accounts and contract adjustments are summarized in the following table.

	Balance at April 29, 2017		Balance at July 31, 2016
	Total Billed and Unbilled Contract Receivables	Allowance for Doubtful Accounts and Contract Adjustments	Total Billed and Unbilled Contract Receivables	Allowance for Doubtful Accounts and Contract Adjustments
	(in thousands)

EEI and its subsidiaries located in the U.S.	$21,389	$958	$29,027	$5,809
Subsidiaries located in South America	11,610	1,302	11,659	983
Other foreign subsidiaries	422	---	425	---
Totals	$33,421	$2,260	$41,111	$6,792

During the three months ended January 28, 2017, the Company wrote-off $4.9 million of aged and fully reserved contract receivable balances at EEI related to a specific project in the Middle East, based on management’s assessment that cash collections are not likely.

Prior to the write-off described above, combined contract receivables related to projects in the Middle East, Africa and Asia represented 12% of total contract receivables at July 31, 2017 while the combined allowance for doubtful accounts and contract adjustments related to these projects represented 72% of the total allowance for doubtful accounts and contract adjustments at July 31, 2016.  This allowance percentage reflected the Company’s experience of heightened operating risks (i.e., political, regulatory and cultural risks) within these foreign regions in comparison with similar risks in the United States, Canada and South America, which result in increased collection risks and the risk of the Company expending resources that it may not recover for several months, or at all.  Beginning in the fiscal year ended July 31, 2013, management curtailed operations and business development initiatives in the Middle East, Africa and Asia as part of a broad risk management strategy approved by our Board of Directors.

Results of Operations

Revenue, net

We derive our revenues primarily from the professional and technical services performed by its employees or, in certain cases, by subcontractors engaged to perform on under contracts entered into with our clients. The revenues recognized, therefore, result from our ability to charge clients for those services under the contracts.  Revenue, the cost of professional services, other direct operating expenses and subcontract costs of our South American subsidiaries exclude tax assessments by governmental authorities, which we collect from our customers and then remit to governmental authorities.

Substantially all of our revenue results from the sale of labor hours for environmental consulting services.  The consulting work is performed under a mix of fixed price, cost-type, and time and material contracts.  Contracts are required from all customers.  We recognize revenue in accordance to the terms of three types of contracts:

Contract Type	Work Type	Revenue Recognition Policy

Time and materials	Consulting	As incurred at contract rates.

Fixed price	Consulting	Percentage of completion, approximating the ratio of either total costs or Level of Effort (LOE) hours incurred to date to total estimated costs or LOE hours.

Cost-plus	Consulting	Costs as incurred plus fees. Fees are recognized as revenue using percentage of completion determined by the percentage of LOE hours incurred to total LOE hours in the respective contracts.

Revenue, net associated with these contract types are summarized in the following table.

	Three Months Ended		Nine Months Ended
	April 29, 2017	April 30, 2016	April 29, 2017	April 30, 2016
	(in thousands)

Time and materials	$12,433	$12,841	$35,413	$40,065
Fixed price	8,976	9,316	28,316	30,833
Cost-plus	2,795	3,061	10,882	9,025
Total revenue by contract type	$24,204	$25,218	$74,611	$79,923

Revenue, net and revenue less subcontract costs, by business entity, are summarized in the following table.

	Three Months Ended		Nine Months Ended
	April 29, 2017	April 30, 2016	April 29, 2017	April 30, 2016
	(in thousands)

Revenue, net by business segment:
EEI and subsidiaries located in the U.S.	$18,402	$19,658	$57,706	$62,335

Subsidiaries located in South America:
Walsh Peru	1,704	2,288	4,441	8,153
GAC	1,642	1,949	5,699	5,832
E&E Brasil	2,375	1,202	6,540	3,232
Other	81	121	225	371
	5,802	5,560	16,905	17,588

Total revenue, net	$24,204	$25,218	$74,611	$79,923

Revenue, net less subcontract costs, by business segment:
EEI and subsidiaries located in the U.S.	$16,053	$16,992	$48,682	$52,068

Subsidiaries located in South America:
Walsh Peru	1,250	1,623	2,901	5,528
GAC	1,447	1,524	4,445	4,921
E&E Brasil	1,971	1,079	5,251	2,886
Other	73	112	199	308
	4,741	4,338	12,796	13,643
Total revenue, net less subcontract costs	$20,794	$21,330	$61,478	$65,711

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

EEI and Subsidiaries Located in the U.S.

Revenues from EEI and its U.S. subsidiaries decreased $0.9 million (6%) during the current quarter and decreased $3.4 million (7%) during the first nine months of fiscal year 2017, as compared with the same periods of the prior year, primarily due to a lower average selling rate per hour of service charged to our clients.  General competitive pricing pressure continues to have a negative impact on revenues for many of EEI’s market sectors.  The volume of hours charged to clients also decreased, particularly in the energy and mining market sectors.

During the nine months ended April 30, 2016, we recorded $0.5 million of revenues from our Kentucky-based subsidiary that was sold near the end of the first quarter of fiscal year 2016, which also contributed to comparatively lower revenues from U.S. subsidiaries during the current fiscal year.

Subsidiaries Located in South America

Revenues from our Brazilian operations increased $0.9 million (83%) during the current quarter and increased $2.4 million (82%) during the first nine months of fiscal year 2017, as compared with the same periods of the prior fiscal year, mainly due to increased project activity in the energy transmission sector.  An economic downturn that has adversely affected our Brazilian operations for several previous reporting periods prior to fiscal year 2017 appears to have stabilized, resulting in additional business development opportunities for us.

Revenues from our Peruvian operations decreased $0.4 million (23%) during the current quarter and decreased $2.6 million (48%) during the first nine months of fiscal year 2017, as compared with the same periods of the prior fiscal year, due to lower project activity within the energy sector.  Global economic trends in oil, gas and commodity prices continued to have a severe negative impact on revenues from energy and mining sectors in Peru.

EEI management continues to work closely with management in Brazil and Peru to implement business development strategies that are responsive to current economic conditions while also reducing operating costs and improving operating efficiency.

Revenues from our Chilean operations decreased $0.1 million (5%) during the current quarter and decreased $0.5 million (10%) during the first nine months of fiscal year 2017, as compared to the same periods of the prior fiscal year, due to lower transmission and renewable energy sector revenues.

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

	Three Months Ended		Nine Months Ended
	April 29, 2017	April 30, 2016	April 29, 2017	April 30, 2016
	(in thousands)

EEI and subsidiaries located in the U.S.	$7,054	$7,230	$21,399	$22,601

Subsidiaries located in South America:
Walsh Peru	412	722	936	2,316
GAC	716	602	2,140	2,074
E&E Brasil	1,106	674	3,179	1,908
Other	58	51	133	161
	2,292	2,049	6,388	6,459

Total direct operating expenses	$9,346	$9,279	$27,787	$29,060

Total direct operating expenses remained relatively unchanged during the third quarter, and decreased $1.3 million (4%) during the first nine months of fiscal year 2017, as compared with the same periods of the prior fiscal year.  Over the course of our fiscal year, increases and decreases in direct expenses generally correspond with increases or decreases in project revenues.

Indirect Operating Expenses

Administrative and indirect operating expenses and marketing and related costs represent administrative and other operating costs not directly associated with the generation of revenue.  We refer to these costs as “indirect operating expenses.”  Indirect operating expenses by business segment are summarized in the following table.

	Three Months Ended		Nine Months Ended
	April 29, 2017	April 30, 2016	April 29, 2017	April 30, 2016
	(in thousands)

EEI and subsidiaries located in the U.S.	$7,832	$8,918	$23,831	$25,764

Subsidiaries located in South America:
Walsh Peru	757	698	2,504	2,569
GAC	707	761	1,822	2,131
E&E Brasil	696	737	1,814	2,416
Other	57	59	136	136
	2,217	2,255	6,276	7,252

Other foreign subsidiaries	4	17	14	81

Total indirect operating expenses	$10,053	$11,190	$30,121	$33,097

EEI and Subsidiaries Located in the U.S.

EEI and its subsidiaries may, at the discretion of their respective Board of Directors, award incentive compensation to Directors, senior management and other employees in the form of cash bonuses.  Cash bonus expense may vary significantly from year to year depending on company financial performance.  EEI and its U.S. subsidiaries recorded $0.1 million and $0.2 million of bonus expense during the quarters ended April 29, 2017 and April 30, 2016, respectively, and recorded $0.5 million and $0.7 million of bonus expense during the first nine months of fiscal years 2017 and 2016, respectively, in indirect operating expenses.

In October 2015, EEI sold its majority interest in a Kentucky-based subsidiary.  Indirect operating expenses were $0.3 million lower during the first nine months of the current fiscal year as a result of sale of this subsidiary during the prior year.

Excluding the impact of bonuses and the sale of a subsidiary noted above, total indirect operating expenses from U.S. operations decreased $1.0 million (12%) during the third quarter and decreased $1.5 million (6%) during the first nine months of fiscal year 2017, as compared with the same periods last year.  The Company’s U.S. operations continue to operate under an expense management strategy that has resulted in significant reductions in indirect operating expenses over the past three fiscal years.

Subsidiaries Located in South America

Bad debt expense recorded in our South American operations increased $0.2 million during the current quarter, as compared with the prior year, due mainly to higher credit losses within our Peruvian and Chilean operations.  Excluding these bad debt losses, indirect operating expenses generally decreased within our South American business segment during fiscal year 2017, as management within our foreign subsidiaries continued with their critical review of indirect staffing levels and key administrative processes, resulting in improved operating efficiency and cost reductions.  These operations also realized a full year benefit of efficiencies and cost reductions initiated in the prior fiscal year.

Income Taxes

The Company’s estimated effective tax rate was 63.0% and 96.4% for the nine months ended April 29, 2017 and April 30, 2016, respectively.

The effective tax rate for the nine months ended April 29, 2017 includes the incremental tax impact of the Company’s portion of dividends declared by its majority owned subsidiary in Chile, which was greater than the dividends anticipated at July 31, 2016, and the write-off of a deferred tax asset previously maintained by the Company’s majority owned subsidiary in Peru.

The effective tax rate for the nine months ended April 30, 2016 includes a valuation allowance of $0.9 million recorded as a reduction of deferred tax assets maintained by the Company’s majority owned subsidiary in Brazil, and the impact of $0.7 million of taxable dividends repatriated to the U.S. from foreign subsidiaries.

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

Inflation

Inflation did not have a material impact on our business during the three months or nine months ended April 29, 2017 or April 30, 2016 because a significant amount of our contracts are either cost based or contain commercial rates for services that are adjusted annually.

Off-Balance Sheet Arrangements

We had outstanding letters of credit drawn under our lines of credit to support operations of $2.0 million and $2.2 million at April 29, 2017 and July 31, 2016, respectively.  Other than these letters of credit, we did not have any off-balance sheet arrangements as of April 29, 2017 or July 31, 2016.

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

Management has actively engaged in developing a remediation plan to address the material weakness noted above.  Specifically, the following controls have been established or will be established during the fiscal year ending July 31, 2017:
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

Internal Controls

Other than certain controls added or improved to address the material weakness described above, no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the nine months ended April 29, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company is a named defendant in legal actions arising out of the normal course of business.  The Company is not a party to any pending legal proceeding, the resolution of which the management believes will have a material adverse effect on the Company’s results of operations, financial condition or cash flows, or to any other pending legal proceedings other than ordinary, routine litigation incidental to its business.  The Company maintains liability insurance against risks arising out of the normal course of business.  The Company’s legal proceedings are disclosed in Note 16 of the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Item 2.	Changes in Securities and Use of Proceeds

(e)  Purchased Equity Securities.  In August 2010, the Company’s Board of Directors approved a 200,000 share repurchase program.  The following table summarizes the Company’s purchases of its common stock during the nine months ended April 29, 2017 under this share repurchase program:

Fiscal Year 2017 Reporting Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

August 2016	---	---	---	77,082
September 2016	---	---	---	77,082
October 2016	---	---	---	77,082
November 2016	---	---	---	77,082
December 2016	---	---	---	77,082
January 2017	---	---	---	77,082
February 2017	---	---	---	77,082
March 2017	---	---	---	77,082
April 2017	---	---	---	77,082

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a)	31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

(e)
The Company filed a Current Report on Form 8-K on March 16, 2017 to announce that it had: (i) filed its definitive proxy materials in connection with the Company’s 2017 Annual Meeting of Shareholders; (ii) mailed the proxy materials to its shareholders; and (iii) mailed a letter to shareholders urging them to vote “FOR” the Company’s highly-qualified director nominees.

(f)
The Company filed a Current Report on Form 8-K on April 19, 2017 to announce that it had reached a settlement with Mill Road Capital II, L.P. to amicably resolve a proxy contest in connection with the Company’s 2017 Annual Meeting of Shareholders.  Terms of the settlement agreement were announced in a subsequent Current Report on Form 8-K, filed on April 25, 2017.

(g)
The Company filed a Current Report on Form 8-K on June 7, 2017 to announce that the Company’s Board of Directors took the following actions at its June 1, 2017 meeting: (i) approved a revised Code of Conduct for the Company; (ii) elected Mr. Marshall A. Heinberg as Chairman of the Board of Directors; (iii) designated Mr. Michael El-Hillow as its “financial expert”; and (iv) appointed chairmen and members of its Audit Committee and its Governance, Nominating and Compensation Committee.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ecology and Environment, Inc.

Date:	June 13, 2017	By:	/s/ H. John Mye III
H. John Mye III
Chief Financial Officer and Treasurer Principal Financial and Accounting Officer