Form 10-K
period 2017-07-31
ECOLOGY & ENVIRONMENT INC
filed 2017-11-14
CIK 809933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended July 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐   No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑

Exhibit Index on Page 67.

The aggregate market value of the Class A Common Stock held by non-affiliates as of January 31, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter) was $29,925,693.  This amount is based on the closing price of the registrant’s Class A Common Stock on the National Association of Securities Dealers Automated Quotations (NASDAQ) Stock Market for that date.  Shares of Class A Common Stock held by the executive officers and directors of the registrant are not included in this computation.

As of September 29, 2017, 3,008,458 shares of the registrant's Class A Common Stock, $.01 par value (the "Class A Common Stock") were outstanding, and 1,293,146 shares of the registrant's Class B Common Stock, $.01 par value (the "Class B Common Stock") were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Registration Statement on Form S-1, as amended by Amendment Nos. 1 and 2 (Registration No. 33-11543), portions of the Company's Form 10-K for fiscal years ended July 31, 2002, 2003, 2004, 2010, 2011 and 2016, portions of the Company’s Definitive Proxy Statement (Schedule 14A) dated December 13, 2011, portions of the Company’s Definitive Proxy Statement (Schedule 14A) dated January 21, 2017, and the Company’s Current Reports on Form 8-K dated August 21, 2013 and June 1, 2017 are incorporated by reference in Part IV of this Form 10-K.

PART I

Item 1.      Business

References in this Annual Report on Form 10-K (the “Annual Report”) to “EEI” refer to Ecology and Environment, Inc., a New York corporation.  References to “the Company,” “we,” “us,” “our,” or similar terms refer to EEI together with its consolidated subsidiaries.

Organization and Background

EEI was incorporated in February 1970 as a global broad-based environmental consulting firm with an underlying philosophy to provide professional services worldwide so that sustainable economic and human development may proceed with acceptable impact on the environment.  Together with its subsidiaries, EEI has direct and indirect ownership in 8 active wholly-owned and majority-owned operating subsidiaries in 5 countries.  Our staff is comprised of individuals representing numerous scientific, engineering, health, and social disciplines working together in multidisciplinary teams to provide innovative environmental solutions.  Our consolidated group of companies have completed thousands of projects for a wide variety of clients including some of the most iconic, high-profile projects in the world.  Our revenues originate from federal, state and local governments in the United States, domestic private clients in the United States, and private and governmental international clients.

Fiscal Year 2017 Operations Overview

Consolidated net income attributable to EEI (“net income”) was $3.0 million for the fiscal year ended July 31, 2017, a more than threefold increase from $0.9 million in the prior fiscal year.  Earnings per share increased to $0.70 for fiscal year 2017, from $0.21 for the prior year.  Selected financial information by business segment is summarized in the following table.

	Fiscal Year Ended July 31,
	2017	2016	2015
	(in thousands)
EEI and its subsidiaries located in the United States:
Revenue, net	$82,094	$83,095	$88,715
Net revenue less subcontract costs (1)	69,104	69,724	73,264
Direct operating expenses (2)	29,579	30,363	32,278
Indirect operating expenses (3)	32,021	34,130	35,602
Income before income tax provision	5,831	4,652	4,592
Net income attributable to EEI	3,803	2,026	1,039

Subsidiaries located in South America:
Revenue, net	22,408	22,722	38,220
Net revenue less subcontract costs	17,019	17,543	30,344
Direct operating expenses	8,755	8,549	15,214
Indirect operating expenses	8,785	8,845	10,288
Income (loss) before income tax provision	(391)	(189)	4,444
Net income (loss) attributable to EEI	(773)	(1,081)	2,988

Other foreign subsidiaries:
Revenue, net	---	---	---
Net revenue less subcontract costs	---	---	---
Direct operating expenses	---	---	8
Indirect operating expenses	15	95	1,147
Income (loss) before income tax provision	(15)	(96)	(1,067)
Net income (loss) attributable to EEI	(15)	(59)	(631)

(1)	Net revenue less subcontract costs represents the net of revenue, net, and subcontract costs from the consolidated statements of operations.
(2)	Direct operating expenses consist of cost of professional services and other direct operating expenses from the consolidated statements of operations.
(3)	Indirect operating expenses consist of administrative and indirect operating expenses and marketing and related costs from the consolidated statements of operations.

U.S. Operations

Net income from U.S. operations nearly doubled to $1.8 million during fiscal year 2017, as lower revenues were more than offset by lower direct and indirect operating expenses. Competitive pricing pressure continued to have an impact on our ability to win new work in many of our domestic market sectors.  In addition, for the second straight year, we experienced a higher proportion of revenues from federal, state and local government projects, which are generally billed at lower rates than our commercial work.

Indirect operating expenses decreased 6% during fiscal year 2017.  We continue to improve operating efficiency within our domestic operations and operate under an expense management strategy that has resulted in significant reductions in indirect operating expenses over the past three fiscal years.

South American Operations

An economic downturn that adversely affected our Brazilian operations during previous fiscal years appeared to stabilize during fiscal year 2017, resulting in additional business development opportunities and higher revenues in Brazil.  Although improving, economic conditions continue to be challenging for certain of our clients in Brazil, resulting in continued high levels of collection risk and receivable reserves.

Global economic trends in oil, gas and commodity prices continued to have a severe negative impact on revenues and net income in Peru during fiscal year 2017.  Significant energy sector project work completed in Peru during fiscal years 2016 and 2017 has not been replaced.

Reduced volumes of work on power generation and transmission projects resulted in lower revenues and net income in Chile during fiscal year 2017.  Government and private investments in mining projects in Chile have steadily decreased since 2013.

Environmental Consulting Services Offered

We offer consulting services to commercial and government clients in a variety of service sectors, which include the following:

Government START Contract

We provide support services to the United States Environmental Protection Agency (the “EPA”) for response and site assessment activities related to the release and threat of release of oil, petroleum products, hazardous substances, weapons of mass destruction or pollutants or contaminants that pose an actual or potential threat to human health or welfare, or to the environment.  We have supported the EPA under more than 40 contracts with a total award value exceeding $1 billion spanning nearly 40 years.

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

We have extensive experience providing strategic environmental consulting services to wind energy developers and are a consulting member of the American Wind Energy Association (“AWEA”).  Our nationwide team has collectively worked on more than 475 wind energy projects in 38 states, helping clients successfully develop wind projects capable of producing more than 7,000 megawatts (“MWs”) of environmentally safe, renewable electricity.  Our direct experience with wind energy development, from initial siting studies through construction and mitigation monitoring of completed wind energy projects, allows us to anticipate potential project delays and resolve issues to keep client projects on schedule.

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

We have assisted solar developers to permit and build projects powering more than 6,540 MWs of clean, renewable energy in 31 states.  We have worked on more than 150 solar assignments, supporting all phases of solar energy development, including critical issues analyses, feasibility and siting studies, permitting and due diligence audits, environmental impact assessments, project permitting and construction monitoring and operational compliance.

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

Sustainability, Resiliency, and Climate Adaptation

E & E planning teams are working with communities around the world to develop and implement sustainable approaches for projects as varied as neighborhood-scale urban redevelopment, large-scale green city planning and design, and regional sustainability plans.   We help organizations and government agencies to become more resilient by assisting them to plan for, respond to, and recover from extreme disruptive events that can result in a wide range of cascading emergencies, with emphasis on building more resilient communities.  We are a founding corporate sponsor of the International Sea Level Institute, and are working with clients to understand the short- and long-term effects of sea level rise on their businesses and communities.

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

Regulatory Compliance

The federal governments of the U.S. and other countries where we operate have enacted numerous environmental laws governing a wide range of topics. Similarly, most U.S. state legislatures have enacted laws to prevent and correct environmental problems.  Our operations are also influenced by international laws, treaties, conventions, and regulations designed to protect the environment.  These laws and regulations help to create the demand for the multidisciplinary consulting services we offer.  The principal U.S. federal legislation that affects our business include:

•	National Environmental Policy Act
•	Comprehensive Environmental Response, Compensation, and Liability Act of 1980, As Amended
•	Resource Conservation and Recovery Act of 1976
•	Clean Air Act
•	Safe Drinking Water Act of 1996
•	Clean Water Act
•	Endangered Species Act
•	Marine Mammal Protection Act
•	Migratory Bird Treaty Act
•	Golden Eagle Protection Act
•	Atomic Energy Act
•	Oil Pollution Control Act
•	Occupational Safety and Health Act
•	Coastal Zone Management Act

Contract Backlog

At any point in time, we have a backlog of uncompleted projects and outstanding indefinite task order contracts that are expected to provide future revenue over a period of 1 to 7 years.  These projects include a substantial amount of work to be performed under contracts which contain termination provisions that may be exercised without penalty at any time by our clients upon written notice to us.  Changes in economic or market conditions or other extraordinary events, such as terrorist acts or natural disasters, could lead to delays in our ability to recognize revenue, or to us not realizing all of the potential revenue under these contracts. The likelihood of obtaining the full value under these contracts cannot be determined at this time.

The backlog of uncompleted projects and maximum potential revenues from indefinite task order contracts, by business segment, are summarized in the following table.

	Amount as of July 31,
	2017	2016
	(in thousands)

Total firm backlog of uncompleted contracts:
EEI and its subsidiaries located in the United States	$77,355	$75,146
Subsidiaries located in South America	20,744	17,237
Consolidated totals	$98,099	$92,383

Anticipated completion of firm backlog in next twelve months:
EEI and its subsidiaries located in the United States	$55,571	$49,851
Subsidiaries located in South America	14,660	8,580
Consolidated totals	$70,231	$58,431

Maximum potential revenue from task order contracts:
EEI and its subsidiaries located in the United States	$205,402	$219,695
Consolidated totals	$205,402	$219,695

Business Development

Our business development activities take place everywhere we work.  Although we have a dedicated business development group that includes sales, marketing and communications professionals, our technical staff is also active in identifying opportunities and developing business relationships.  Specific business development activities include:

•	Meeting with existing and potential clients to understand their needs and anticipate new markets;
•	Participating in professional organizations and speaking at seminars and conferences to enhance our professional knowledge and relationships;
•	Attending and participating in trade shows and professional seminars relating to our business;
•	Sponsoring a popular seminar series that targets specific markets;
•	Monitoring numerous environmental, business and other publications to identify potential clients and their needs;
•	Close tracking of government contract procurements;
•	Monitoring government regulations, environmental and social trends, and other events that may affect our clients and thereby generate new business;
•	Responding to requests for proposals, bids, and qualifications, and developing proposals to win new or repeat business; and
•	Providing specialized business development training to our staff.

Competition

We are subject to competition with respect to each of the services that we provide.  No single entity currently dominates the environmental services industry or has the capability to serve the entire market.  Some of our competitors are larger than us, have greater financial and other resources than we do, or may be more specialized in certain disciplines or locations.  Others have special status as small businesses.  We compete primarily on the basis of our reputation, quality of service, expertise, responsiveness and price.

Management Team and Employees

Our management and staff is comprised of individuals with advanced degrees representing scientific and engineering disciplines working together in multidisciplinary teams to provide innovative solutions.  The members of our executive management team have extensive experience in the environmental consulting industry.

As of July 31, 2017 we had 876 employees (705 full-time) in all of our offices, which included 552 employees (416 full-time) in domestic offices and 324 employees (289 full-time) in foreign offices.  The majority of our employees hold bachelor's and/or advanced degrees in such areas as chemical, civil, mechanical, sanitary, soil, structural and transportation engineering, biology, geology, hydrogeology, ecology, urban and regional planning and oceanography.  The employees at our majority-owned subsidiary in Brazil (116 full time employees as of July 31, 2017) are represented by a labor organization.  We believe that our relationship with the labor organization in Brazil and with all of our employees is good.

Corporate Governance and Security Exchange Rules

Our shares of Class A Common Stock are listed on the National Association of Securities Dealers Automated Quotations (NASDAQ) Stock Market.  NASDAQ requires all of its listing companies to be in compliance with NASDAQ’s standards of corporate governance set forth in the NASDAQ Marketplace Rules (NASDAQ CG Rules).  We have certified to the NASDAQ that we are in compliance with the NASDAQ CG Rules except for those NASDAQ CG Rules relating to the Director Nominations Process, the Compensation of Officers and Board Compensation.   For these items, we relied upon the “controlled company” exception found in the NASDAQ CG Rules.  A “controlled company” is a listing company where more than 50 percent of the voting power of the listing company is in the control of a group.  As of July 31, 2017, a group that holds more than 50 percent of the voting power of our Common Stock, consisting of Messrs. Frank B. Silvestro, Ronald L. Frank, Gerald A. Strobel, Gerard A. Gallagher Jr. and Michael C. Gross and members of their families, does exist.  Therefore, we are a “controlled company” for purposes of the NASDAQ CG Rules.

The Board of Directors will consider nominees for Directors recommended by shareholders.  Shareholders wishing to recommend a director candidate for consideration by the Board of Directors can do so by writing to the Secretary of Ecology and Environment, Inc., 368 Pleasant View Drive, Lancaster, New York, 14086.  Nominations must be received not later than the close of business on the 120th day prior to the first anniversary of the previous year’s annual shareholders meeting and not earlier than the close of business on the 180th day prior to the first anniversary of the preceding year’s annual shareholders meeting. In no event shall any adjournment or postponement of an annual meeting or the announcement thereof commence a new time period for the giving of a shareholder’s notice as described above.  Nominations must meet the requirements of Article II, Section 4.A.1. of the Company’s Re-stated By-Laws dated February 25, 2016.

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

The Company has revised its code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer and controller, as well as all other employees, directors, officers, subsidiaries, affiliates, consultants, representatives and agents of the Company.  The revised code of ethics, which the Company calls its Code of Conduct, was approved by the Board of Directors on June 1, 2017 and was filed as an exhibit to the Company’s current report on Form 8-K which was filed on June 6, 2017 and is posted on the Company's website at www.ene.com.  If the Company makes any substantive amendments to, or grants a waiver (including an implicit waiver) from, a provision of its code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, and that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, the Company will disclose the nature of such amendment or waiver in a current report on Form 8-K.

Item 1A. Risk Factors

In addition to other information referenced in this report, we are subject to a number of specific risks, which are outlined below. If any of these events occur, our business, financial condition, profitability and the market price of our Class A Common Stock could be materially affected.

Risks Factors Related to Our Markets and Clients

Changes in environmental laws and regulations, or fundamental changes in the operations of government agencies, could reduce demand or impact the timing for our services.

Most of our business is driven by laws and regulations related to the protection of the environment. Any relaxation or repeal of these laws, or changes in governmental policies regarding the funding or enforcement of these laws, may have an adverse impact on our revenues.  Fundamental changes in the operations of government agencies, including significant staffing reductions or changes in processes for awarding contracts, also could reduce or impact the timing of our revenues.  Also, reduced spending by governments may increase competition within our industry which may directly affect future revenue and profits.

As a government contractor, we are subject to a number of procurement laws and regulations and government agency audits.  Any violation of these laws could result in economic harm to our operations.

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

Government agencies such as EPA and the Defense Contract Audit Agency (DCAA), as well as numerous state agencies routinely audit government contractors and their performance under specific contracts to determine if a contractor’s cost structure is compliant with applicable laws and regulations.  They may question the incurrence of certain costs based on the FAR and CAS and disallow those costs on their contracts.  These audits may occur several years after payment for services has been received.  Historically, we have been able to successfully defend against the disallowance of any significant costs.  However, future audits may uncover instances of noncompliance and result in material disallowances for costs incurred in the future.  Such material disallowances could negatively affect revenue, profits and cash flow.

We depend on municipal, state and federal government work for a significant portion of our revenues.  Inability to win or renew government contracts during procurement cycles could significantly reduce our revenue and profits.

Revenues from all municipal, state and federal government contracts represented 33%, 36% and 27% of total revenues for fiscal years 2017, 2016 and 2015, respectively.

Government contracts are typically awarded through a highly regulated procurement process.  Some government contracts are awarded to multiple competitors, causing increased competition and downward pricing pressure.  Inability to win or renew government contracts could adversely affect our operations and significantly reduce our revenue and profits.  In addition, if we cannot reduce or control costs associated with these contracts, we may not be able to bid competitively, or unexpected losses on these contracts may occur.

Our clients may be acquired by other entities, or may elect to sell their interest in ongoing projects to other entities.  These transactions would subject us to increased risk of contract terminations or renegotiations.

If our clients sell their interest in ongoing projects or are acquired by other entities, we may not be able to control or influence decisions made by the acquiring company regarding the ongoing contractual relationships of our client, including decisions to terminate existing contracts or to award future contracts.  Such decisions by acquiring companies to terminate existing contracts, or to exclude us when awarding future contracts, could have an adverse impact on our revenues and results of operations.

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

Risk Factors Related to Our Management of Project Activity

We must be able to accurately estimate and control contract costs to prevent losses on contracts.

We have three basic types of contracts with our clients: time and materials, fixed price and cost-plus.  The percentage of our revenues associated with these contract types are summarized in the following table.

	Fiscal Year Ended July 31,
	2017	2016	2015

Time and materials	47%	50%	49%
Fixed price	37	39	43
Cost-plus	16	11	8
Total revenue	100%	100%	100%

We must control direct contract costs in order to maintain acceptable profit margins.  Under cost-plus contracts, which may be subject to various types of ceilings, we are reimbursed for allowable costs plus a negotiated profit.  If costs exceed ceilings or are otherwise deemed unallowable under provisions of the contract or regulations, we may not be reimbursed for all of our costs.  Under fixed price contracts, we are paid a fixed price regardless of the actual costs incurred. Consequently, a profit is realized on fixed price contracts only if we are able to control costs and avoid overruns.  Under time and material contracts, we are paid for our direct labor hours at fixed rates plus reimbursement of allocable other direct costs.  Profitability is dependent on a consistently high utilization of staff and our ability to control our overhead costs.

The use of the percentage of completion method of accounting could result in a reduction or reversal of previously recorded revenues and profits.

A portion of our revenues and profit margins are measured and recognized using the percentage of completion method of accounting which is discussed further in Note 3 of the Consolidated Financial Statements. The use of this method results in the recognition of revenues and profit margins ratably over the life of a contract. The effect of revisions to revenues and estimated costs is recorded when the amounts are known or can be reasonably estimated. Such revisions could occur in subsequent periods and their effects could be material. Although we have historically been able to make reasonably accurate estimates of work progress, the uncertainties inherent in the estimation process make it possible for actual costs to vary from estimates in a material amount, including reductions or reversals of previously recorded revenues and profits.

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

Risk Factors Related to Our Operations

International operations are subject to a number of risks.

Revenues from international operations represented 21%, 21% and 30% of total revenues for fiscal years 2017, 2016 and 2015, respectively.  International operations are subject to a number of risks, including:

•	greater counterparty risk, leading to longer collection cycles and potentially uncollectible accounts;
•	currency fluctuations;
•	logistical and language challenges that affect our ability to effectively communicate with and manage foreign employees;
•	exposure to liability and sanctions under the Foreign Corrupt Practices Act;
•	exposure to liability and sanctions under laws and regulations established by foreign jurisdictions in which we conduct business;
•	lack of developed legal systems to enforce our contractual rights;
•	volatility in economic and political conditions, particularly in our South American markets;
•	civil disturbance, unrest or violence; and
•	difficulties in staffing international operations with appropriately credentialed and trained personnel.

Failure to manage these risks effectively may result in harm to our overall operations and significantly reduce our future revenues, earnings and available liquidity.

Failure to attract and retain key employees could impair our ability to provide quality service to clients.

We provide professional and technical services that depend on our ability to attract, retain and train our professional employees to conduct our business and perform our obligations to ensure success.  The experience of our senior management team and other key employees is essential to the success of any company and our ability to retain such talent is crucial to our profitability.  Failure to effectively develop staff and complete succession planning for key senior management roles could adversely affect customer relationships, the quality of work that we complete for our clients and business development efforts.

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

We are unable to predict the total amount of all potential liabilities that could arise under contracts with our clients.  While we believe that we hold an appropriate level of coverage, insurance may be inadequate or unavailable in the future to protect us for such liabilities and risks.

Extraordinary events, including natural disasters and terrorist actions, could negatively impact the economies in which we operate or disrupt our operations.

The geographic area of our operations includes regions that have experienced hurricanes, earthquakes and forest fires.  The occurrence of extraordinary events such as these, as well as other natural disasters or terrorist actions, could cause the delay or cancellation of projects, closure of offices, and the evacuation or loss of personnel.  Such events could limit or disrupt markets and our operations, which could have a negative impact on our business, financial condition, and results of operations or cash flows.

Failure to establish and maintain effective internal controls over financial reporting could result in material misstatements in our financial statements.

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting. As reported in Item 9A of this Annual Report, management identified control deficiencies as of July 31, 2017 related to accounting for income taxes and to management’s review controls over the financial statement close process.  Although the deficiencies did not result in a material misstatement of the Company’s financial statements, management concluded that there was a reasonable possibility that, if any material misstatement had occurred, it would not have been prevented or detected on a timely basis. Therefore, management reported that material weaknesses in our internal controls over financial reporting existed as of July 31, 2017.

If the remedial measures that are designed to address these material weaknesses are insufficient to address the deficiencies, or if additional material weaknesses or significant deficiencies in our internal controls are discovered or occur in the future, our consolidated financial statements may contain material errors and misstatements, and we could be required to restate financial results reported in prior periods.

Risk Factors Related to Our Ownership and Corporate Governance

Management's voting rights could block or discourage a change in control.

Three of EEI’s current directors, one of which is also an executive officer, owned or controlled approximately 54% of the outstanding shares of Class B Common Stock as of September 29, 2017, which has one vote per share while the Class A Common Stock has one-tenth of a vote per share.  In addition, since the Company qualifies for the NASDAQ “controlled company exception” (refer to the section entitled “Corporate Governance and Security Exchange Rules” included in Part I of this Annual Report), there exists a group of holders of Class B Common Stock, composed principally of certain of the Company’s current directors and executive officers and members of their families (the “CCE Group”), that controls greater than 50% of the votes that may be cast for any proposal at a shareholders meeting.  This concentration of voting control by the CCE Group may effectively prevent any influence by the holders of Class A Common Stock over matters submitted to a vote by all shareholders.

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

Item 1B.   Unresolved Staff Comments

None to report.

Item 2.      Properties

Our corporate headquarters (60,000 square feet) is located in Lancaster, New York, a suburb of Buffalo.  The corporate headquarters building also serves as our Buffalo regional office.  We also lease twenty-nine (29) regional offices in the United States and six (6) offices in foreign locations.

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

On February 4, 2011, the Chico Mendes Institute of Biodiversity Conservation of Brazil (the “Institute”) issued a Notice of Infraction to E&E Brasil, a majority-owned subsidiary of EEI.  The Notice of Infraction concerned the taking and collecting of wild animal specimens without authorization by the competent authority and imposed a fine of 520,000 Brazilian Reais ($0.2 million as of July 31, 2017) against E&E Brazil.  The Institute also filed Notices of Infraction against four employees of E&E Brasil alleging the same claims and imposed fines against those individuals that, in the aggregate, were equal to the fine imposed against E&E Brasil.  No claim has been made against EEI.

E&E Brasil has filed court claims appealing the administrative decisions of the Institute for E & E Brasil’s employees that: (a) deny the jurisdiction of the Institute; (b) state that the Notice of Infraction is constitutionally vague; and (c) affirmatively state that E&E Brasil had obtained the necessary permits for the surveys and collections of specimens under applicable Brazilian regulations and that the protected conservation area is not clearly marked to show its boundaries.  The claim of violations against one of the four employees was dismissed.  The remaining three employees have fines assessed against them that are being appealed through the federal courts. Violations against E&E Brasil are pending agency determination.  As of July 31, 2017, the Company recorded a reserve of approximately $0.4 million in other accrued liabilities related to these claims.

Contract Termination Provisions

Certain contracts contain termination provisions under which the customer may, without penalty, terminate the contracts upon written notice to the Company.  In the event of termination, the Company would be paid only termination costs in accordance with the particular contract.  Generally, termination costs include unpaid costs incurred to date, earned fees and any additional costs directly allocable to the termination.  The Company did not experience early termination of any material contracts during fiscal years 2017 or 2016.

Item 4.      Mine Safety Disclosures

Not Applicable.

PART II

Item 5.      Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Principal Market for EEI Common Stock

The Company’s Class A Common Stock is listed on NASDAQ.  There is no separate market for the Company’s Class B Common Stock.

High and Low Stock Prices for Class A Common Stock

Quarterly high and low prices for the Company's Class A Common Stock, as reported by NASDAQ, are summarized in the following table.

	High Share Price	Low Share Price
Fiscal Year Ended July 31, 2017:
First Quarter	$10.44	$9.25
Second Quarter	10.70	8.75
Third Quarter	11.10	9.45
Fourth Quarter	13.06	10.25

Fiscal Year Ended July 31, 2016:
First Quarter	$11.99	$10.25
Second Quarter	11.53	8.51
Third Quarter	11.19	9.21
Fourth Quarter	11.20	9.70

Holders of Common Stock

As of September 29, 2017, 3,008,458 shares of the Company's Class A Common Stock were outstanding and there were 279 holders of record of the Company's Class A Common Stock.  We estimate that the Company has a significantly greater number of Class A Common Stock shareholders because a substantial number of the Company's shares are held in street name.

As of September 29, 2017, 1,293,146 shares of the Company's Class B Common Stock were outstanding and there were 52 holders of record of the Class B Common Stock.

Dividends

Including fiscal year 2017, the Company has declared semi-annual dividends for 31 consecutive years.  The Company declared dividends totaling $0.40, $0.44 and $0.48 per common share during fiscal years 2017, 2016 and 2015, respectively.

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

Equity Compensation Plan Information

EEI adopted the 1998 Stock Award Plan effective March 16, 1998.  This plan, together with supplemental plans that were subsequently adopted by the Company’s Board of Directors, is referred to as the “Stock Award Plan”.  Equity compensation plan information as of July 31, 2017 is summarized in the following table.

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance

Equity compensation plans approved by security holders:
Stock Award Plan	---	---	192,498
Total	---	---	192,498

Refer to Note 14 of the Consolidated Financial Statements, included in Item 8 of this Annual Report, for additional information regarding the Stock Award Plan.

Purchased Equity Securities

In August 2010, the Company’s Board of Directors approved a 200,000 share repurchase program.  The following table summarizes the Company's purchases of its common stock during fiscal year 2017 under this share repurchase program.

Fiscal Year 2017 Reporting Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

August	---	---	---	77,082
September	---	---	---	77,082
October	---	---	---	77,082
November	---	---	---	77,082
December	---	---	---	77,082
January	---	---	---	77,082
February	---	---	---	77,082
March	---	---	---	77,082
April	---	---	---	77,082
May	---	---	---	77,082
June	---	---	---	77,082
July	---	---	---	77,082

Item 6.      Selected Consolidated Financial Data

	Fiscal Year Ended July 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share amounts)
Operating data:
Revenues, net	$104,502	$105,817	$126,935	$128,427	$134,937
Income (loss) from operations	$5,928	$4,142	$7,604	$(507)	$(898)
Income (loss) before income tax provision	$5,425	$4,367	$7,969	$(447)	$(968)
Net income (loss) attributable to Ecology and Environment, Inc.	$3,015	$886	$3,396	$(1,383)	$(2,130)
Net income (loss) per common share - basic and diluted	$0.70	$0.21	$0.79	$(0.32)	$(0.50)
Cash dividends declared per common share	$0.40	$0.44	$0.48	$0.48	$0.48
Weighted average common shares outstanding - basic and diluted	4,294,501	4,289,993	4,287,775	4,283,984	4,247,821

	Balance at July 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share amounts)
Balance sheet data:
Working capital	$32,491	$28,241	$27,761	$26,502	$33,582
Total assets	$60,777	$59,512	$68,489	$71,708	$81,682
Outstanding advances under lines of credit	$581	$312	$672	$1,572	$6,529
Total long-term debt and capital lease obligations	$448	$457	$946	$842	$451
Ecology and Environment, Inc. shareholders’ equity	$38,106	$35,572	$36,915	$37,678	$43,544
Book value per share	$8.87	$8.29	$8.61	$8.80	$10.25

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Cash, cash equivalents and restricted cash increased $3.2 million during fiscal year 2017.  Excluding the payment of $1.7 million of cash dividends, which were approved on a discretionary basis by the Company’s Board of Directors, cash generated from operations exceeded cash required to fund investing and financing activities by $4.7 million during the year, which includes $1.5 million received from the sale of land, a vacant building, related building improvements and fixtures and warehouse space to a non-affiliated third party.

Unsecured lines of credit of $39.5 million and $39.0 million were available for working capital and letters of credit at July 31, 2017 and 2016, respectively, of which $3.3 million and $2.5 million were used at July 31, 2017 and 2016, respectively.  Contractual interest rates ranged from 3.25% to 9.75% at July 31, 2017.  Our lenders have reaffirmed the lines of credit within the past twelve months.

We believe that available cash balances in our domestic companies, anticipated cash flows from U.S. operations, and our available lines of credit will be sufficient to cover working capital requirements of our U.S. operations during the next twelve months and the foreseeable future.

Historically, our foreign subsidiaries have generated adequate cash flow to fund their operations.  During fiscal years 2016 and 2017, our South American operations have been affected by adverse economic conditions.  The total scope and duration of the economic downturn and the ultimate impact that it will have on our South American operations are uncertain.  In the event that these subsidiaries are unable to generate adequate cash flow to fund their operations, additional funding from EEI or lending institutions will be considered.

We intend to reinvest net cash generated from undistributed foreign earnings into operations and business expansion opportunities outside the U.S.  Excess cash accumulated by any foreign subsidiary, beyond that necessary to fund operations or business expansion, may be repatriated to the U.S. at the discretion of the Boards of Directors of the respective entities.  The Company is required to accrue and pay taxes on any amounts repatriated to the U.S. from foreign subsidiaries.  During fiscal year 2017, one of the Company’s majority owned subsidiaries in South America declared a total of $1.5 million of dividends to its shareholders, of which $0.2 million was paid to minority shareholders and $0.2 million was repatriated to the U.S. during fiscal year 2017.

Contract Receivable Concentrations

Significant concentrations of contract receivables and the allowance for doubtful accounts and contract adjustments are summarized in the following table.

	Balance at July 31, 2017		Balance at July 31, 2016
Region	Contract Receivables	Allowance for Doubtful Accounts and Contract Adjustments	Contract Receivables	Allowance for Doubtful Accounts and Contract Adjustments
	(in thousands)

EEI and its subsidiaries located in the U.S.	$25,528	$797	$29,027	$5,809
Subsidiaries located in South America	11,704	1,328	11,659	983
Other foreign subsidiaries	---	---	425	---
Totals	$37,232	$2,125	$41,111	$6,792

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

During fiscal year 2017, the Company wrote-off $4.9 million of aged and fully reserved contract receivable balances at EEI related to a specific project in the Middle East, based on management’s assessment that the client is unlikely to approve payment.

The allowance for doubtful accounts and contract adjustments as a percentage of contract receivables at the Company’s subsidiaries located in South America was 11% and 8% at July 31, 2017 and 2016, respectively.  During fiscal year 2017, challenging economic conditions in Brazil, Peru and Chile continued to adversely impact the operations and liquidity of certain of our local clients, resulting in increased collection risk and the risk that the Company will expend resources that it may not recover for several months, or at all.  Management is monitoring any adverse trends or events that may impact the realizability of recorded receivables from our South American clients.

Allowance for Doubtful Accounts and Contract Adjustments

Activity within the allowance for doubtful accounts and contract adjustments is summarized in the following table.

	Fiscal Year Ended July 31,
	2017	2016	2015
	(in thousands)

Balance at beginning of period	$6,792	$6,817	$7,371
Net increase (decrease) due to adjustments in the allowance for:
Contract adjustments	(4,941)	(577)	(263)
Doubtful accounts	274	552	(291)
Balance at end of period	$2,125	$6,792	$6,817

The decrease in the allowance for contract adjustments during fiscal year 2017 was primarily the result of the $4.9 million write-off of receivables related to a project in the Middle East, as described above.

Results of Operations

We report segment information based on the geographic location of EEI and its principal operating subsidiaries.  Management generally assesses operating performance and makes strategic decisions for the following groups of entities, each of which is deemed to be a business segment for financial reporting purposes:

•	EEI and its subsidiaries located in the U.S.;
•	Subsidiaries located in South America; and
•	Other foreign subsidiaries

The following tables and commentary address our results of operations within these three business segments.

Revenue, net

Revenue, net and revenue, net less subcontract costs, by business entity, are summarized in the following table.

	Fiscal Year Ended July 31,
	2017	2016	2015
	(in thousands)

Revenue, net, by business segment:
EEI and its subsidiaries located in the U.S.	$82,094	$83,095	$88,715

Subsidiaries located in South America:
Walsh Peru, S.A. Ingenieros y Cientificos Consultores (“Walsh Peru”)	6,253	9,718	22,797
Gestion Ambiental Consultores S.A. (“GAC”)	7,666	7,530	6,545
E&E Brasil	8,241	5,009	8,010
Other	248	465	868
	22,408	22,722	38,220
Total	$104,502	$105,817	$126,935
Revenue, net less subcontract costs, by business segment:
EEI and its subsidiaries located in the U.S.	$69,104	$69,724	$73,264

Subsidiaries located in South America:
Walsh Peru	4,321	6,675	16,447
GAC	5,907	6,237	5,849
E&E Brasil	6,581	4,235	7,353
Other	210	396	695
	17,019	17,543	30,344
Total	$86,123	$87,267	$103,608

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

Fiscal Year 2017 Versus 2016

The Company records an allowance for project disallowances in other accrued liabilities for potential disallowances resulting from government audits.  During fiscal year 2017, as a result of final settlements of allowances originally recorded in prior years, the Company reduced its allowance for project disallowances by $1.1 million, which was recorded as an addition to revenue, net on the consolidated statement of operations.

During fiscal year 2017, the Company completed a review of historical project activity recorded in certain subsidiaries that have been dormant for several years.  During fiscal year 2017, as a result of this review, the Company reversed $0.7 million of amounts previously recorded as reserves against contract receivables.  The resulting increases to revenue, net for fiscal year 2017 were corrections of amounts recorded prior to the fiscal years presented in the accompanying financial statements.

During fiscal year 2017, the Company reversed $0.6 million of amounts previously recorded as liabilities to subcontractors that were no longer deemed to be necessary to record on the Company’s consolidated balance sheet.  These amounts were associated with fully-reserved contract receivable balances that were written-off during fiscal year 2017.  This adjustment was recorded as a $0.6 million decrease to subcontract costs on the consolidated statement of operations for the fiscal year ended July 31, 2017.

Excluding the above adjustments, which did not result from normal, recurring operations, fiscal year 2017 revenues from EEI and its U.S. subsidiaries decreased 4% from the prior year, primarily due to a lower average selling rate per hour of service charged to our clients.  General competitive pricing pressure continues to have a negative impact on revenues for many of our domestic market sectors.  To a lesser degree, a reduction in the volume of hours charged to clients, particularly in the energy and mining market sectors, also contributed to the overall decrease in revenues.

During fiscal year 2016, we recorded $0.5 million of revenues from our Kentucky-based subsidiary that was sold during the first quarter of fiscal year 2016, which also contributed to comparatively lower revenues from U.S. subsidiaries during the current fiscal year.

Fiscal year 2017 revenues from our Brazilian operations increased 55% from the prior year, mainly due to increased project activity in the energy transmission sector.  An economic downturn that adversely affected our Brazilian operations during recent fiscal years appears to have stabilized, resulting in additional business development opportunities for E&E Brasil.

Fiscal year 2017 revenues from our Peruvian operations decreased 35% from the prior year, due to lower project activity within the energy sector.  Global economic trends in oil, gas and commodity prices continued to have a severe negative impact on revenues from energy and mining sectors in Peru.

EEI management continues to work closely with management in Brazil and Peru to implement business development strategies that are responsive to current economic conditions while also reducing operating costs and improving operating efficiency.

Fiscal year 2017 revenues from our Chilean operations decreased 5% from the prior year, due to reduced levels of work on power generation and transmission projects.  Government and private investments in mining projects in Chile have steadily decreased since 2013, which has had a stifling effect on business development opportunities in the mining sector.

Fiscal Year 2016 Versus 2015

Fiscal year 2016 revenues from EEI and its U.S. subsidiaries decreased 5% from the prior year.  As described earlier in this Annual Report, EEI sold its investment in a majority owned Kentucky-based subsidiary in October 2015, which led to a $1.8 million reduction in revenue during fiscal year 2016.  A lower selling rate per hour of service provided to our clients also contributed to lower revenue during fiscal year 2016, as EEI experienced a distinct shift of direct labor hours from commercial projects for which selling rates are openly negotiated from project to project, to government projects for which selling rates tend to be lower than commercial rates.  In addition, competitive pricing pressure continues to have a negative impact on revenues for many of EEI’s market sectors.

Global economic factors, such a depressed oil and commodities prices, had a negative impact on our Peruvian operations during fiscal year 2016.  Fiscal year 2016 revenues from our Peruvian operations decreased 59% due mainly to significantly reduced energy sector sales volume, as mining projects completed during fiscal year 2015 and early in fiscal year 2016 were not renewed or replaced.  Peruvian results were also negatively impacted by a 10% decline in the average exchange rate for the Peruvian Sol in relation to the U.S. dollar.

Fiscal year 2016 revenues from our Chilean operations increased 7% from the prior year, as higher transmission and renewable energy sector revenues were partially offset by a 12% decline in the average exchange rate for the Chilean Peso in relation to the U.S. dollar.

A broad economic downturn in Brazil had a negative impact on our Brazilian operations and earnings in fiscal year 2016.  Fiscal year 2016 revenues from our Brazilian operations decreased 42% from the prior year, mainly due to generally lower energy transmission sector revenues and a 31% decline in the average exchange rate for the Brazilian Real in relation to the U.S. dollar.

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

	Fiscal Year Ended July 31,
	2017	2016	2015
	(in thousands)

EEI and its subsidiaries located in the U.S.	$29,579	$30,363	$32,278

Subsidiaries located in South America:
Walsh Peru	1,405	2,829	6,921
GAC	2,837	2,739	3,820
E&E Brasil	4,361	2,772	4,037
Other	152	209	436
	8,755	8,549	15,214

Other foreign subsidiaries	---	---	8
Total direct operating expenses	$38,334	$38,912	$47,500

Fiscal Year 2017 Versus 2016

Total direct operating expenses for fiscal year 2017 decreased 1% from the prior year.  Comparative increases and/or decreases within business segments were generally consistent with corresponding changes in segment revenues.

Fiscal Year 2016 Versus 2015

Total direct operating expenses for fiscal year 2016 decreased 18% from the prior year.  Lower direct expenses generally resulted from lower project revenue for each of our business segments.  Our consolidated project revenue and related costs were generally lower in all of our business segments during fiscal year 2016.  The sale of the Company’s majority investment in a Kentucky-based subsidiary during the first quarter of fiscal year 2016 also contributed to lower direct operating expenses during fiscal year 2016.

Indirect Operating Expenses

Administrative and indirect operating expenses and marketing and related costs represent administrative and other operating costs not directly associated with the generation of revenue.  We refer to these costs as “indirect operating expenses.”  Indirect operating expenses by business entity are summarized in the following table.

	Fiscal Year Ended July 31,
	2017	2016	2015
	(in thousands)

EEI and its subsidiaries located in the U.S.	$32,021	$34,130	$35,602

Subsidiaries located in South America:
Walsh Peru	3,308	3,505	4,896
GAC	2,601	2,247	1,294
E&E Brasil	2,522	2,923	3,841
Other	354	170	257
	8,785	8,845	10,288

Other foreign subsidiaries	15	95	1,147
Total indirect operating expenses	$40,821	$43,070	$47,037

EEI and its subsidiaries may, at the discretion of their respective Board of Directors, award incentive compensation to senior management and other employees in the form of cash bonuses.  Cash bonuses to EEI’s Directors were also considered at the discretion of EEI’s Board of Directors prior to fiscal year 2017. During fiscal year 2017, the Board of Directors decided to discontinue cash bonuses to Directors.  Cash bonus expense may vary significantly from year to year depending on company financial performance.  The Company recorded $0.9 million, $1.0 million and $2.8 million of incentive compensation expense in indirect operating expenses during fiscal years 2017, 2016 and 2015, respectively, as a result of cash bonus awards.

In October 2015, EEI sold its majority interest in a Kentucky-based subsidiary.  Indirect operating expenses were $0.3 million lower during fiscal year 2017 as a result of sale of this subsidiary during the prior year.  EEI recognized a loss on its investment in this subsidiary of approximately $0.4 million in administrative and indirect operating expenses during the fourth quarter of fiscal year 2015.  Also during fiscal year 2015, management completed an assessment of goodwill recorded on the acquisition date of this subsidiary, and recorded $0.1 million of goodwill impairment loss in administrative and indirect operating expenses.

Fiscal Year 2017 Versus 2016

Excluding the impact of bonuses and the sale of a subsidiary noted above, total indirect operating expenses from U.S. operations decreased 6% during fiscal year 2017.  The Company’s U.S. operations continue to improve operating efficiency and operate under an expense management strategy that has resulted in significant reductions in indirect operating expenses over the past three fiscal years.

Indirect operating expenses generally decreased within our South American business segment during fiscal year 2017, as management within our foreign subsidiaries continued with their critical review of indirect staffing levels and key administrative processes, resulting in improved operating efficiency and cost reductions.  These operations also realized a full year benefit of efficiencies and cost reductions initiated in the prior fiscal year.  The increase in indirect expenses at GAC was primarily the result of higher bad debt expense.

Fiscal Year 2016 Versus 2015

Excluding the effects of bonuses and sale of a subsidiary noted above, total indirect operating expenses for fiscal year 2016 decreased 6% from the prior year, as compared with the prior fiscal year.  With the exception of our Chilean operations in South America, indirect operating expenses generally decreased within all of our operating segments.  During fiscal year 2016, management continued its critical review of indirect staffing levels and key administrative processes at EEI and all of its significant domestic and foreign subsidiaries, resulting in improved operating efficiency and cost reductions.  The Company also realized a full year benefit of efficiencies and cost reductions initiated in prior fiscal years.

Income Taxes

The income tax provision resulting from domestic and foreign operations is summarized in the following table.

	Fiscal Year Ended July 31,
	2017	2016	2015
	($ in thousands)
Income tax provision from:
Domestic operations	$2,276	$2,158	$2,119
Foreign operations	196	1,601	1,650
Consolidated operations	$2,472	$3,759	$3,769

Consolidated effective tax rate from:
Domestic operations	41.8%	46.4%	67.8%
Foreign operations	* %	* %	31.3%
Consolidated operations	45.6%	86.1%	47.3%

* percentage based on minimal pre-tax income not meaningful.

Fiscal Year 2017 Versus 2016

The consolidated effective tax rate decreased to 45.6% for fiscal year 2017 from 86.1% for the prior year, primarily due to a higher tax rate for our South American operations in fiscal 2016.

The effective tax rate fiscal year 2017 includes the incremental tax impact of the Company’s portion of dividends declared by its majority owned subsidiary in Chile, which was greater than the dividends anticipated at July 31, 2016, and the write-off of a deferred tax asset previously maintained by the Company’s majority owned subsidiary in Peru.

The effective tax rate for fiscal year 2016 includes a valuation allowance of $0.9 million recorded as a reduction of deferred tax assets maintained by the Company’s majority owned subsidiary in Brazil, and the impact of $0.7 million of taxable dividends repatriated to the U.S. from foreign subsidiaries.

Fiscal Year 2016 Versus 2015

The consolidated effective tax rate increased to 86.1% for fiscal year 2016 from 47.3% for the prior year, primarily due to a higher tax rate for our South American operations.  Despite a fiscal year 2016 operating loss, E&E Brasil recorded a significant tax provision for the year due to a valuation allowance of $0.9 million recorded as a reduction of deferred tax assets on the consolidated balance sheets and as an addition to income tax expense on the consolidated statements of operations.  In addition, operating losses were incurred by E&E Brazil during fiscal year 2016 for which no tax benefit was recognized in the Company’s consolidated tax provision.  During the previous year, the Company realized a tax benefit for operating losses in Brazil.

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

The consulting work is performed under a mix of time and materials, fixed price and cost-plus, and contracts.  Contracts are required from all customers.  Revenue is recognized as follows:

Contract Type	Work Type	Revenue Recognition Policy

Time and materials	Consulting	As incurred at contract rates.

Fixed price	Consulting	Percentage of completion, approximating the ratio of either total costs or Level of Effort (LOE) hours incurred to date to total estimated costs or LOE hours.

Cost-plus	Consulting	Costs as incurred plus fees. Fees are recognized as revenue using percentage of completion determined by the percentage of LOE hours incurred to total LOE hours in the respective contracts.

Revenue, net associated with these contract types is summarized in the following table.

	Fiscal Year Ended July 31,
	2017	2016	2015
	(in thousands)

Time and materials	$49,008	$52,741	$61,444
Fixed price	38,423	40,951	55,108
Cost-plus	17,071	12,125	10,383
Total revenue	$104,502	$105,817	$126,935

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

The Company accounts for fixed price contracts using the percentage-of-completion method, wherein revenue is recognized as project progress occurs.  Fixed-price contracts generally present the highest level of financial and performance risk, but often also provide the highest potential financial returns.

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

The percentage of completion revenue recognition method requires the use of estimates and judgment regarding a project’s expected revenues, costs and the extent of progress towards completion.  We have a history of making dependable estimates of the extent of progress towards completion, contract revenue and contract completion costs.  However, due to uncertainties inherent in the estimation process, actual completion costs may occasionally vary significantly from estimates.

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

We maintain an allowance for project disallowances in other accrued liabilities for potential cost disallowances resulting from government audits and project close-outs.  Government audits have been completed and final rates have been negotiated for fiscal years through 2014.  We have estimated our exposure based on completed audits, historical experience and discussions with the government auditors.  If these estimates or their related assumptions change, we may be required to adjust our recorded allowance for project disallowances.

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

Goodwill

We allocate goodwill to reporting units based on the reporting unit expected to benefit from the business combination. We evaluate our reporting units on an annual basis and, if necessary, reassign goodwill using a relative fair value allocation approach. Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit.

Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated primarily through the use of a discounted cash flow methodology. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital.

Based on the annual impairment assessment completed at July 31, 2017, management concluded that goodwill was not impaired at July 31, 2017.  As of July 31, 2017, the calculated fair values of the reporting units to which goodwill is assigned exceeded the book values of the respective reporting units by a minimum of 28%.  The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results, market conditions, and other factors. Should future earnings and projected cash flows of our reporting units decline and/or should general economic factors deteriorate, future impairment charges to goodwill may be required.

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

A tax position is a position in a previously filed tax filing or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions shall be recognized when, in management’s judgement, it is “more likely than not” (as defined under U.S. GAAP) that the position will be sustained.  Tax positions that meet the “more likely than not” definition shall be measured at the largest amount of tax impact that is likely to be realized upon settlement.  We recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in administrative and indirect operating expenses.  Whether the more-likely-than-not recognition threshold is met for a tax position, is a matter of judgment based on the individual facts and circumstances of that position evaluated in light of all available evidence.  The Company had approximately $0.3 million, $0.1 million and $0.1 million of uncertain tax positions at July 31, 2017, 2016 and 2015, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using enacted tax rates expected to be in effect for the year in which the temporary differences are expected to reverse.  Our policy is to establish a valuation allowance if it is “more likely than not” that the related tax benefits will not be realized.  At July 31, 2017 and 2016, we determined based on available evidence, including historical financial results for the last three years and forecasts of future results, that it is “more likely than not” that a portion of these items may not be recoverable in the future.  Accordingly, we maintain total valuation allowances of $2.0 million and $2.3 million as a reduction of deferred tax assets at July 31, 2017 and 2016, respectively.

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

Inflation

During fiscal years 2017, 2016 and 2015, inflation did not have a material impact on our business because a significant amount of our contracts are either cost based or contain commercial rates for services that are adjusted annually.

Off-Balance Sheet Arrangements

We had outstanding letters of credit drawn under our lines of credit to support operations of $2.5 million and $2.2 million at July 31, 2017 and 2016, respectively.  Other than these letters of credit, we did not have any off-balance sheet arrangements as of July 31, 2017 or 2016.

Item 8.      Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Ecology and Environment, Inc.

We have audited the accompanying consolidated balance sheets of Ecology and Environment, Inc. as of July 31, 2017, and 2016, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the years ended July 31, 2017 and 2016.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ecology and Environment, Inc. at July 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for years ended July 31, 2017 and 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Buffalo, New York
November 14, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Ecology and Environment, Inc.

We have audited the accompanying consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for the year ended July 31, 2015 of Ecology and Environment, Inc. and its subsidiaries (collectively, the Company).  The 2015 financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the 2015 consolidated statements of operations, changes in shareholders’ equity and cash flows, present fairly, in all material respects, the results of its operations and its cash flows for the year ended July 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ Schneider Downs & Co., Inc.

Pittsburgh, Pennsylvania
October 29, 2015

Ecology and Environment, Inc.
Consolidated Balance Sheets
(amounts in thousands, except share data)

	Balance at July 31,
	2017	2016

Assets

Current assets:
Cash, cash equivalents and restricted cash	$13,343	$10,161
Investment securities available for sale	1,498	1,499
Contract receivables, net of allowance for doubtful accounts and contract adjustments of $2,125 and $6,792, respectively	35,107	34,319
Income tax receivable	1,293	916
Other current assets	2,119	2,104

Total current assets	53,360	48,999

Property, buildings and equipment, net of accumulated depreciation of $16,994 and $18,324, respectively	4,428	6,094
Deferred income taxes	1,203	2,650
Other assets	1,786	1,769

Total assets	$60,777	$59,512

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$8,073	$6,874
Lines of credit	581	312
Accrued payroll costs	6,338	6,590
Current portion of long-term debt and capital lease obligations	382	240
Billings in excess of revenue	2,850	3,297
Other accrued liabilities	2,645	3,445

Total current liabilities	20,869	20,758

Income taxes payable	31	107
Deferred income taxes	3	525
Long-term debt and capital lease obligations	66	217
Commitments and contingencies (Note 20)	-	-

Shareholders' equity:
Preferred stock, par value $.01 per share (2,000,000 shares authorized; no shares issued)	-	-
Class A common stock, par value $.01 per share (6,000,000 shares authorized; 3,035,778 shares issued)	30	30
Class B common stock, par value $.01 per share; (10,000,000 shares authorized; 1,357,947 shares issued)	14	14
Capital in excess of par value	17,608	16,606
Retained earnings	23,509	22,237
Accumulated other comprehensive loss	(2,018)	(2,143)
Treasury stock, at cost (Class A common: 27,320 and 39,272 shares; Class B common: 64,801 shares)	(1,037)	(1,172)

Total Ecology and Environment, Inc. shareholders' equity	38,106	35,572
Noncontrolling interests	1,702	2,333

Total shareholders' equity	39,808	37,905

Total liabilities and shareholders' equity	$60,777	$59,512

The accompanying notes are an integral part of these consolidated financial statements.

Ecology and Environment, Inc.
Consolidated Statements of Operations
(amounts in thousands, except share data)

	Fiscal Year Ended July 31,
	2017	2016	2015

Revenue, net	$104,502	$105,817	$126,935

Cost of professional services and other direct operating expenses	38,334	38,912	47,500
Subcontract costs	18,379	18,550	23,327
Administrative and indirect operating expenses	30,576	31,769	35,604
Marketing and related costs	10,245	11,301	11,433
Depreciation and amortization	1,040	1,143	1,467

Income from operations	5,928	4,142	7,604
Interest income (expense)	17	(73)	(31)
Proxy contest costs, net	(375)	-	-
Net foreign exchange (loss) gain	(91)	44	134
Other (expense) income	(54)	(104)	262
Gain on insurance settement	-	358	-

Income before income tax provision	5,425	4,367	7,969
Income tax provision	2,472	3,759	3,769

Net income	$2,953	$608	$4,200

Net loss (income) attributable to the noncontrolling interest	62	278	(804)

Net income attributable to Ecology and Environment, Inc.	$3,015	$886	$3,396

Net income per common share: basic and diluted	$0.70	$0.21	$0.79

Weighted average common shares outstanding: basic and diluted	4,294,501	4,289,993	4,287,775

The accompanying notes are an integral part of these consolidated financial statements.

Ecology and Environment, Inc.
Consolidated Statements of Comprehensive Income
(amounts in thousands)

	Fiscal Year Ended July 31,
	2017	2016	2015

Net income including noncontrolling interests	$2,953	$608	$4,200
Foreign currency translation adjustments	230	(557)	(2,152)
Unrealized investment (losses) gains, net	(18)	21	(4)

Comprehensive income	3,165	72	2,044
Comprehensive (income) loss attributable to noncontrolling interests	(25)	397	(192)

Comprehensive income attributable to Ecology and Environment, Inc.	$3,140	$469	$1,852

The accompanying notes are an integral part of these consolidated financial statements.

Ecology and Environment, Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)

	Fiscal Year Ended July 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$2,953	$608	$4,200
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of long-lived assets	-	375	-
Impairment of goodwill	-	-	104
Impairment of Investment in ECSI	-	-	355
Depreciation and amortization	1,040	1,143	1,467
Provision for deferred income taxes	1,924	1,697	1,154
Share based compensation expense	69	37	59
Tax impact of share-based compensation	(6)	-	(92)
(Gain) loss on sale of assets and investment securities	(81)	135	(186)
Net recovery of contract adjustments and project disallowance reserves	(1,178)	(910)	(413)
Net bad debt expense (recovery)	244	453	(326)
Changes in:
- contract receivables	(686)	7,394	(934)
- other current assets	(39)	(400)	(440)
- income tax receivable	(376)	(329)	270
- other non-current assets	(14)	42	48
- accounts payable	1,160	(3,157)	1,052
- accrued payroll costs	(295)	(1,909)	1,805
- income taxes payable	(89)	40	132
- billings in excess of revenue	(498)	607	(1,909)
- other accrued liabilities	269	(29)	202
Net cash provided by operating activities	4,397	5,797	6,548

Cash flows from investing activities:
Acquisition of noncontrolling interest of subsidiaries	-	-	(50)
Proceeds from sale of subsidiaries	75	150	-
Purchase of property, building and equipment	(721)	(722)	(735)
Proceeds from sale of building and equipment	1,495	5	255
Proceeds from maturity of investments	-	26	-
Purchase of investment securities	(29)	(55)	(33)
Net cash provided by (used in) investing activities	820	(596)	(563)

Cash flows from financing activities:
Dividends paid	(1,720)	(2,066)	(2,066)
Proceeds from debt	200	6	384
Repayment of debt	(241)	(547)	(753)
Net borrowings (repayment) of lines of credit	246	(380)	(870)
Distributions to noncontrolling interests	(680)	(530)	(537)
Net cash used in financing activities	(2,195)	(3,517)	(3,842)

Effect of exchange rate changes on cash and cash equivalents	160	(226)	(329)

Net increase in cash, cash equivalents and restricted cash	3,182	1,458	1,814
Cash, cash equivalents and restricted cash at beginning of period	10,161	8,703	6,889

Cash, cash equivalents and restricted cash at end of period	$13,343	$10,161	$8,703

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$151	$151	$110
Income taxes	792	2,742	1,542
Supplemental disclosure of non-cash items:
Dividends declared and not paid	860	861	1,033
Proceeds from capital lease obligations	29	69	322
Sale of subsidiary (loans receivable)	-	75	-
Acquistion of noncontrolling interest of subsidiaries (loans receivable and stock)	-	-	233

The accompanying notes are an integral part of these consolidated financial statements.

Ecology and Environment, Inc.
Consolidated Statements of Shareholders’ Equity
(amounts in thousands, except share data)

	Class A Common Stock Shares	Class A Common Stock Amount	Class B Common Stock Shares	Class B Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares	Treasury Stock Amount	Noncontrolling Interest

Balance at July 31, 2014	2,685,151	$27	1,708,574	$17	$17,124	$21,917	$(183)	105,354	$(1,224)	$4,114

Net income	-	-	-	-	-	3,396	-	-	-	804
Foreign currency translation adjustment	-	-	-	-	-	-	(1,540)	-	-	(611)
Cash dividends declared ($0.48 per share)	-	-	-	-	-	(2,067)	-	-	-	-
Unrealized investment loss, net	-	-	-	-	-	-	(3)	-	-	-
Conversion of Class B common stock to Class A common stock	338,055	3	(338,055)	(3)	-	-	-	-	-	-
Share-based compensation expense	-	-	-	-	59	-	-	-	-	-
Tax impact of share based compensation	-	-	-	-	(92)	-	-	-	-	-
Tax impact of noncontrolling interests	-	-	-	-	(428)	-	-	-	-	-
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	(537)
Purchase of additional noncontrolling interests	-	-	-	-	(88)	-	-	-	-	(200)
Stock award plan forfeitures	-	-	-	-	-	-	-	1,692	-	-

Balance at July 31, 2015	3,023,206	$30	1,370,519	$14	$16,575	$23,246	$(1,726)	107,046	$(1,224)	$3,570

Net income (loss)	-	-	-	-	-	886	-	-	-	(278)
Foreign currency translation adjustment	-	-	-	-	-	-	(438)	-	-	(119)
Cash dividends declared ($0.44 per share)	-	-	-	-	-	(1,895)	-	-	-	-
Unrealized investment gains, net	-	-	-	-	-	-	21	-	-	-
Conversion of Class B common stock to Class A common stock	12,572	-	(12,572)	-	-	-	-	-	-	-
Issuance of stock under stock award plan	-	-	-	-	(6)	-	-	(4,533)	52	-
Share-based compensation expense	-	-	-	-	37	-	-	-	-	-
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	(530)
Sale of majority-owned subsidiary	-	-	-	-	-	-	-	-	-	(310)
Stock award plan forfeitures	-	-	-	-	-	-	-	1,560	-	-

Balance at July 31, 2016	3,035,778	$30	1,357,947	$14	$16,606	$22,237	$(2,143)	104,073	$(1,172)	$2,333

Net income (loss)	-	-	-	-	-	3,015	-	-	-	(62)
Foreign currency translation adjustment	-	-	-	-	-	-	143	-	-	87
Cash dividends declared ($0.40 per share)	-	-	-	-	-	(1,719)	-	-	-	-
Unrealized investment losses, net	-	-	-	-	-	-	(18)	-	-	-
Issuance of stock under stock award plan	-	-	-	-	4	-	-	(11,952)	135	-
Tax impact of share based compensation	-	-	-	-	(6)	-	-	-	-	-
Tax impact of noncontrolling interests	-	-	-	-	-	(24)	-	-	-	24
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	(680)
Adjustment to deferred income taxes related to acquisition of noncontrolling interests in prior years	-	-	-	-	1,004	-	-	-	-	-

Balance at July 31, 2017	3,035,778	$30	1,357,947	$14	$17,608	$23,509	$(2,018)	92,121	$(1,037)	$1,702

The accompanying notes are an integral part of these consolidated financial statements.

Ecology and Environment, Inc.
Notes to Consolidated Financial Statements

1.	Organization and Basis of Presentation

Ecology and Environment, Inc., (“EEI” or the “Parent Company”) was incorporated in 1970 as a global broad-based environmental consulting firm whose underlying philosophy is to provide professional services worldwide so that sustainable economic and human development may proceed with acceptable impact on the environment.  Together with its subsidiaries (collectively, the “Company”), EEI has direct and indirect ownership in 8 active wholly-owned and majority-owned operating subsidiaries in 5 countries.  The Company’s staff is comprised of individuals representing more than 80 scientific, engineering, health, and social disciplines working together in multidisciplinary teams to provide innovative environmental solutions.  The Company has completed more than 50,000 projects for a wide variety of clients in more than 120 countries, providing environmental solutions in nearly every ecosystem on the planet.

The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of such information.  All such adjustments are of a normal recurring nature. Restricted cash balances of $0.1 million were reclassified from investment securities available for sale to cash, cash equivalents and restricted cash at July 31, 2016 to conform to the consolidated financial statement presentation for fiscal year ended July 31, 2017.

2.	Recent Accounting Pronouncements

Accounting Pronouncements Adopted During Fiscal Year 2017

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-16, Business Combinations (Topic 805) – Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”).  ASU 2015-16 requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  In addition, the amendments in ASU 2015-16 require an acquirer to record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  The amendments in ASU 2015-16 also require an entity to present separately on the face of the income statement, or disclose in the notes to the financial statements, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized at the acquisition date.  The amendments in ASU 2015-16 are to be applied prospectively to adjustments to provisional amounts that occur after the effective date.  The Company adopted the provisions of ASU 2015-16 effective August 1, 2016.  The Company did not complete any business combination transactions during the fiscal years ended July 31, 2017, 2016 or 2015.  Therefore, adoption of this standard did not have any impact on the Company’s consolidated financial statements.

In May 2015, FASB issued ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities that Calculate Net Asset Value Per Share (Or its Equivalent) (“ASU 2015-07”).  ASU 2015-07 removes the requirements to: 1) categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value (“NAV”) per share practical expedient; and 2) make certain disclosures for all investments that are eligible to be measured at fair value using the NAV per share practical expedient.  The amendment is to be applied retrospectively.  The Company adopted ASU 2015-07 effective August 1, 2016.  Other than the changes to disclosures noted above, adoption of this standard did not have any impact on the Company’s consolidated financial statements.  Refer to Note 6 of these consolidated financial statements for additional disclosures regarding the Company’s investments in available for sale securities that are valued using the NAV practical expedient.

In August 2014, FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40) (“ASU 2014-15”).  ASU 2014-15 requires an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable).  ASU 2014-15 provides guidance for management’s evaluation, including guidance regarding when substantial doubt about an entity’s ability to continue as a going concern exists, and when such doubt may be alleviated by management’s plans that are intended to mitigate those relevant conditions or events.  ASU 2014-15 also provides guidance regarding appropriate financial statement disclosures regarding conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern, management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations, and management’s plans that are intended to mitigate those conditions or events.  The Company adopted ASU 2014-15 effective August 1, 2016.  Adoption of this standard did not have any impact on the Company’s consolidated financial statements.

In November 2016, FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230) – Restricted Cash – a consensus of the FASB Emerging Issues Task Force (“ASU 2016-18”).  The amendments included in this update require that amounts described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  The Company adopted the provisions of ASU 2016-18 effective August 1, 2016.  Adoption of this standard did not have a material impact on the Company’s consolidated financial statements.  Refer to Note 5 of these consolidated financial statements for additional disclosures regarding the Company’s cash, cash equivalents and restricted cash.

Accounting Pronouncements Not Yet Adopted as of July 31, 2017

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

Subsequent to the issuance of ASU 2014-09, FASB issued additional ASUs that provide clarification for specific aspects of ASU 2014-09.  The effective dates and transition requirements for these ASUs are the same as the effective dates and transition requirements included in ASU 2014-09 and ASU 2015-14.

ASU 2014-09 requires retrospective application by either restating each prior period presented in the financial statements, or by recording the cumulative effect on prior reporting periods to beginning retained earnings in the year that the standard becomes effective (the “modified retrospective approach”), and includes a number of optional practical expedients that entities may elect to apply.  The Company expects to adopt the revenue recognition guidance using the modified retrospective approach.

ASU 2014-09 will be effective for the Company beginning August 1, 2018.  The Company is comparing historical accounting policies and practices to the new standard, has made substantial progress on its detailed review of contracts for its operations in the United States, and has begun the evaluation at all of its foreign subsidiaries.  Management continues to assess the impact of ASU 2014-09.

In January 2016, FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”).  The amendments included in this update make targeted improvements to U.S. GAAP.  Entities are required to apply the amendments included in ASU 2016-01 by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption.  The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption.  This accounting standard update will be effective for the Company beginning August 1, 2018.  Adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2016, FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”).  The main difference between previous U.S. GAAP and ASU 2016-02 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP.  ASU 2016-02 provides specific guidance for determining whether a contractual arrangement contains a lease, lease classification by lessees and lessors, initial and subsequent measurement of leases by lessees and lessors, sale and leaseback transactions, transition, and financial statement disclosures.  ASU 2016-02 requires entities to use a modified retrospective approach to apply its guidance, and includes a number of optional practical expedients that entities may elect to apply.  ASU 2016-02 will be effective for the Company beginning August 1, 2019.  Early adoption is permitted.  Management is currently assessing the provisions of ASU 2016-02.  The Company anticipates that adoption of ASU 2016-02 will result in the addition of material right-of-use assets and lease liabilities to the Company’s consolidated balance sheet in addition to expanding required disclosures. Management has not yet estimated the impact of ASU 2016-02 on the Company's consolidated statements of operations and cash flows.

In March 2016, FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”).  The objective of ASU 2016-09 is to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  This accounting standard update was adopted by the Company effective August 1, 2017.  Management is currently assessing the provisions of ASU 2016-09 and has not yet estimated its impact on the Company’s consolidated financial statements.

In June 2016, FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”).  The amendments included in this update affect entities holding financial assets, including trade receivables and investment securities available for sale, that are not accounted for at fair value through net income.  ASU 2016-13 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected.  The amendments included in this update also provide guidance for measurement of expected credit losses and for presentation of increases or decreases of expected credit losses on the statement of operations.  ASU No. 2016-13 will be effective for the Company beginning August 1, 2020.  Early adoption is permitted for the Company beginning August 1, 2019.   Management is currently assessing the provisions of ASU 2016-13 and has not yet estimated its impact on the Company’s consolidated financial statements.

In August 2016, FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”).  The amendments included in this update provide guidance regarding eight specific cash flow classification issues that are not specifically addressed in previous U.S. GAAP.  This accounting standard update will be effective for the Company beginning August 1, 2018.  Management is currently assessing the provisions of ASU 2016-15 and has not yet estimated its impact on the Company’s consolidated financial statements.

In January 2017, FASB issued ASU No. 2017-01, Business Combinations (Topic 805) – Clarifying the Definition of a Business (“ASU 2017-01”).  The amendments included in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  The definition of a business affects many areas of accounting including acquisition, disposals, goodwill and consolidation.  This accounting standard update will be effective for the Company beginning August 1, 2018.  Adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

In January 2017, FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment (“ASU 2017-04”).  The amendments included in this update simplify the subsequent measurement of goodwill by revising the steps required during the registrant’s annual goodwill impairment test.  This accounting standard update will be effective for the Company beginning August 1, 2021.  Management is currently assessing the provisions of ASU 2017-04 and has not yet estimated its impact on the Company’s consolidated financial statements.

In February 2017, FASB issued ASU No. 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20) – Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”).  The amendments included in this update clarify the scope of current U.S. GAAP and add guidance for partial sales of nonfinancial assets.  ASU 2017-05 requires retrospective application by either restating each prior period presented in the financial statements, or by recording the cumulative effect on prior reporting periods to beginning retained earnings in the year that the standard becomes effective.  This accounting standard update will be effective for the Company beginning August 1, 2018.  Adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2017, FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718) – Scope of Modification Accounting (“ASU 2017-09”).  The amendments included in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting.  The amendments in this update will be applied prospectively to an award modified on or after the adoption date.  This accounting standard update will be effective for the Company beginning August 1, 2018.  Adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

Investment Securities Available for Sale

Investment securities available for sale are stated at fair value.  Unrealized gains or losses related to investment securities available for sale are recorded in accumulated other comprehensive income, net of applicable income taxes in the accompanying consolidated balance sheets and consolidated statements of changes in shareholders' equity.  The cost basis of securities sold is based on the specific identification method.  Reclassification adjustments out of accumulated other comprehensive income resulting from disposition of investment securities available for sale are included within other income (expense) in the consolidated statements of operations.

Investment securities available for sale include mutual funds that are valued at the NAV of shares held by the Company at period end.  Mutual funds held by the Company are open-end mutual funds that are registered with the Securities and Exchange Commission.  These funds are required to publish their daily NAV and to transact at that price.  The mutual funds held by the Company are deemed to be actively traded.

Refer to Note 6 of these consolidated financial statements for additional disclosures regarding the Company’s investment securities available for sale.

Revenue Recognition and Contract Receivables, Net

The Company derives substantially all of its revenue from environmental consulting work, principally from the sale of labor hours.  The consulting work is performed under a mix of time and materials, fixed price and cost-plus, and contracts.  Contracts are required from all customers.  Revenue is recognized as follows:

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

Revenues reflected in the Company's consolidated statements of operations represent services rendered for which the Company maintains a primary contractual relationship with its customers.  Included in revenues are certain services that the Company has elected to subcontract to other contractors.

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

Substantially all of the Company's cost-type work is with federal governmental agencies and, as such, is subject to audits after contract completion.  Under these cost-type contracts, provisions for adjustments to accrued revenue are recognized on a quarterly basis and based on past audit settlement history.  Government audits have been completed and final rates have been negotiated through fiscal year 2014.  The Company records an allowance for project disallowances in other accrued liabilities for potential disallowances resulting from government audits (refer to Note 13 of these consolidated financial statements).  Allowances for project disallowances are recorded as adjustments to revenue when the amounts are estimable.  Resolution of these amounts is dependent upon the results of government audits and other formal contract close-out procedures.

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

The Company’s deferred tax assets principally result from timing differences in the recognition of entity operating losses, contract reserves and accrued expenses.  The Company periodically evaluates the likelihood of realization of deferred tax assets, and provides for a valuation allowance when necessary.

U.S. GAAP prescribes a recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  A tax position is a position in a previously filed tax filing or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities.  Tax positions shall be recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position will be sustained. Tax positions that meet the more likely than not threshold should be measured using a probability weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. We recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in administrative and indirect operating expenses.  Whether the more-likely-than-not recognition threshold is met for a tax position, is a matter of judgment based on the individual facts and circumstances of that position evaluated in light of all available evidence.  The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in administrative and indirect operating expenses.

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

EEI also has a supplemental retirement plan that provides post-retirement health care coverage for EEI’s founders and their spouses.  As of July 31, 2017, two founders, their spouses and the spouse of a deceased founder were receiving healthcare coverage under this plan.  The annual expense associated with this plan is determined based on discounted annual cost estimates over the estimated life expectancy of the founders and their spouses.

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

Earnings per Share

Basic and diluted earnings per share (“EPS”) are computed by dividing the net income attributable to Ecology and Environment, Inc. common shareholders by the weighted average number of common shares outstanding for the period.  After consideration of all the rights and privileges of the Class A and Class B stockholders (refer to Note 14 of these consolidated financial statements), in particular the right of the holders of the Class B Common Stock to elect no less than 75% of the Board of Directors making it highly unlikely that the Company will pay a dividend on Class A Common Stock in excess of Class B Common Stock, the Company allocates undistributed earnings between the classes on a one-to-one basis when computing earnings per share.  As a result, basic and fully diluted earnings per Class A and Class B share are equal amounts.

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

Comprehensive Income

Comprehensive income represents the change in shareholders’ equity during a period, excluding changes arising from transactions with shareholders.  Comprehensive income includes net income from the consolidated statements of operations, plus other comprehensive income during a reporting period.

Other comprehensive income (loss) represents the net effect of accounting transactions that are recognized directly in shareholders’ equity, such as unrealized net income or losses resulting from currency translation adjustments from foreign operations and unrealized gains or losses on available-for-sale securities.  Refer to Note 15 of these consolidated financial statements for additional disclosures regarding accumulated other comprehensive income (loss).

Foreign Currencies and Inflation

The financial statements of foreign subsidiaries where the local currency is the functional currency are translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for results of operations.  Translation adjustments are deferred in accumulated other comprehensive income.  Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in net foreign exchange (loss) gain in the consolidated statements of operations as incurred.

The financial statements of foreign subsidiaries located in highly inflationary economies are remeasured as if the functional currency were the U.S. dollar.  The remeasurement of local currencies into U.S. dollars creates transaction adjustments which are included in net income.  The Company did not record any highly inflationary economy translation adjustments during fiscal years 2017, 2016 or 2015.

Noncontrolling Interests

Earnings and other comprehensive income (loss) are separately attributed to both the controlling and noncontrolling interests.  Purchases of noncontrolling interests are recorded as reductions of shareholders’ equity on the consolidated statements of shareholders’ equity.  EPS is calculated based on net income (loss) attributable to the Company’s controlling interests.

4.	Significant Transactions and Adjustments During Fiscal Year 2017

Reduction in Allowance for Project Disallowances

The Company records an allowance for project disallowances in other accrued liabilities for potential disallowances resulting from government audits.  During fiscal year 2017, as a result of final settlements of allowances originally recorded in prior years, the Company reduced its allowance for project disallowances by $1.1 million, which was recorded as an addition to revenue, net on the consolidated statement of operations.  The settlements resulted in cash payments of less than $0.1 million during fiscal year 2017.  Refer to Note 13 of these consolidated financial statements for additional information regarding the Company’s allowance for project disallowances.

Adjustments Related to Activities of Dormant Subsidiaries

During fiscal year 2017, the Company completed a review of historical project activity recorded in certain subsidiaries that have been dormant for several years.  During fiscal year 2017, as a result of this review, the Company reversed $0.7 million of amounts previously recorded as reserves against contract receivables.  The resulting increases to revenue, net for fiscal year 2017 were corrections of amounts recorded prior to the fiscal years presented in the accompanying financial statements.  The Company determined that these corrections were not material to the current or any prior period.

During fiscal year 2017, the Company reversed $0.6 million of amounts previously recorded as liabilities to subcontractors that were no longer deemed to be necessary to record on the Company’s consolidated balance sheet.  These amounts were associated with fully-reserved contract receivable balances that were written-off during fiscal year 2017.  This adjustment was recorded as a $0.6 million decrease to subcontract costs on the consolidated statement of operations for the fiscal year ended July 31, 2017.

Proxy Contest Costs

Prior to the Company’s Annual Meeting of Shareholders held in April 2017, a significant Class A shareholder contested the Company’s two nominees for Class A directors.  As a result of the ensuing election contest, which was settled amicably among the parties prior to the Annual Meeting of Shareholders, the Company recorded $0.4 million of net legal and consulting expenses during fiscal year 2017.

Adjustments of Deferred Taxes and Capital in Excess of Par Value Related to Purchases of Noncontrolling Interests in Prior Years

The Company identified and recorded adjustments to deferred tax assets and liabilities and capital in excess of par value related to the purchases of noncontrolling interests during periods prior to fiscal year 2016.  The Company determined that these amounts are not material to the current or any prior period.  The adjustments resulted in a $0.7 million increase in deferred tax assets, a $0.3 million decrease in deferred tax liabilities, and a $1.0 million increase in capital in excess of par value at July 31, 2017.  There was no impact to net income or cash flows as a result of these adjustments.

Adjustments Related to Prior Year Tax Filings of a South American Subsidiary

The Company identified and recorded adjustments of income tax liability related to errors in the tax filings of a South American subsidiary for calendar years 2013 through 2016.  The Company determined that these amounts are not material to the current or any prior period.  The adjustments resulted in a $0.3 million balance sheet reclassification from deferred income tax liability to current income tax liability, and $0.1 million of interest and penalties expense recorded in administrative and indirect operating expenses on the consolidated statements of operations during the fiscal year ended July 31, 2017.

5.	Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash are summarized in the following table.

	Balance at July 31,
	2017	2016
	(in thousands)
Cash and cash equivalents	$13,029	$9,902
Restricted cash	314	259
Total cash, cash equivalents and restricted cash	$13,343	$10,161

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  The Company invests cash in excess of operating requirements in income-producing short-term investments.  Money market funds of $0.2 million and $0.3 million were included in cash and cash equivalents in the table above at July 31, 2017 and 2016, respectively.

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

The Company monitors the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy.  Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another.  In such instances, the transfer is reported at the beginning of the reporting period.  There were no transfers in or out of levels 1, 2 or 3 during fiscal years 2017, 2016 or 2015.

The carrying amount of cash, cash equivalents and restricted cash approximated fair value at July 31, 2017 and 2016.  These assets were classified as level 1 instruments at both dates.

Investment securities available for sale of $1.5 million at July 31, 2017 and 2016 primarily included mutual funds invested in U.S. municipal bonds, which the Company may immediately redeem without prior notice.  These mutual funds are valued at the NAV of shares held by the Company at period end as a practical expedient to estimate fair value.  These mutual funds are deemed to be actively traded, are required to publish their daily NAV and are required to transact at that price.

The Company recorded gross unrealized gains of less than $0.1 million related to investment securities available for sale in accumulated other comprehensive loss at July 31, 2017 and 2016.  The Company did not record any sales of investment securities during the twelve months ended July 31, 2017.

Long-term debt consists of bank loans and capitalized equipment leases.  Lines of credit consist of borrowings for working capital requirements.  Based on the Company's assessment of the current financial market and corresponding risks associated with the debt and line of credit borrowings, management believes that the carrying amount of these liabilities approximated fair value at July 31, 2017 and 2016.  These liabilities were classified as level 2 instruments at both dates.  Refer to Note 10 and Note 11 of these consolidated financial statements for additional disclosures regarding the Company’s lines of credit, debt and capital lease obligations.

7.	Contract Receivables, net

Contract receivables, net are summarized in the following table.

	Balance at July 31,
	2017	2016
	(in thousands)
Contract Receivables:
Billed	$16,033	$20,415
Unbilled	21,199	20,696
	37,232	41,111
Allowance for doubtful accounts and contract adjustments	(2,125)	(6,792)
Contract receivables, net	$35,107	$34,319

Billed contract receivables included contractual retainage balances of $0.9 million at each of July 31, 2017 and 2016.  Management anticipates that unbilled contract receivables and retainage balances at July 31, 2017 will be substantially billed and collected within one year.

Contract Receivable Concentrations

Significant concentrations of contract receivables and the allowance for doubtful accounts and contract adjustments are summarized in the following table.

	Balance at July 31, 2017		Balance at July 31, 2016
Region	Contract Receivables	Allowance for Doubtful Accounts and Contract Adjustments	Contract Receivables	Allowance for Doubtful Accounts and Contract Adjustments
	(in thousands)

EEI and its subsidiaries located in the U.S.	$25,528	$797	$29,027	$5,809
Subsidiaries located in South America	11,704	1,328	11,659	983
Other foreign subsidiaries	---	---	425	---
Totals	$37,232	$2,125	$41,111	$6,792

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

The allowance for doubtful accounts and contract adjustments as a percentage of contract receivables at the Company’s subsidiaries located in South America was 11% and 8% at July 31, 2017 and 2016, respectively.  During fiscal year 2017, local South American economies continued to adversely impact certain of our local clients.  These heightened operating risks have resulted in increased collection risks and the Company expending resources that it may not recover for several months, or at all.  Management is monitoring any adverse trends or events that may impact the realizability of recorded receivables from our South American clients.

During fiscal year 2017, the Company wrote-off $4.9 million of aged and fully reserved contract receivable balances at EEI related to a specific project in the Middle East, based on management’s assessment that the client is unlikely to approve payment.

Allowance for Doubtful Accounts and Contract Adjustments

Activity within the allowance for doubtful accounts and contract adjustments is summarized in the following table.

	Fiscal Year Ended July 31,
	2017	2016	2015
	(in thousands)

Balance at beginning of period	$6,792	$6,817	$7,371
Net increase (decrease) due to adjustments in the allowance for:
Contract adjustments (1)	(4,941)	(577)	(263)
Doubtful accounts (2)	274	552	(291)
Balance at end of period	$2,125	$6,792	$6,817

(1)
Increases (decreases) to the allowance for contract adjustments on the consolidated balance sheets are recorded as (decreases) increases to revenue on the consolidated statements of operations.  During fiscal year 2017, the Company reversed $4.9 million of allowance related to a specific project in the Middle East, for which a corresponding $4.9 million contract receivable balance was also written off during the period.

(2)
Increases (decreases) to the allowance for doubtful accounts on the consolidated balance sheets are recorded as increases (decreases) to administrative and other indirect operating expenses on the consolidated statements of operations.

During fiscal year 2017, the South American economies continue to adversely impact some of our local clients.  Management is monitoring any adverse trends or events that may impact the realizability of the recorded net book value of contract receivables from our South American clients.

8.	Property, Buildings and Equipment, net

Property, buildings and equipment is summarized in the following table.

	Balance at July 31,
	2017	2016
	(in thousands)

Land and land improvements	$393	$393
Buildings and building improvements	7,338	9,700
Field equipment	2,267	2,222
Computer equipment	4,339	4,439
Computer software	3,107	3,105
Office furniture and equipment	2,264	2,683
Vehicles	1,331	1,333
Other	383	543
	21,422	24,418
Accumulated depreciation and amortization	(16,994)	(18,324)
Property, buildings and equipment, net	$4,428	$6,094

During fiscal year 2017, the Company consummated the sale of land, a vacant building, related building improvements and fixtures, and warehouse space to a non-affiliated third party for approximately $1.5 million.  After closing costs, the Company recorded a gain on sale of $0.1 million from this transaction in other (expense) income in the consolidated statements of income during fiscal year 2017.

9.	Goodwill

Goodwill of $1.1 million is included in other assets on the accompanying consolidated balance sheets at July 31, 2017 and 2016.  The Company’s most recent annual impairment assessment for goodwill was completed at July 31, 2017.  Based on this assessment, the fair values of the reporting units to which goodwill is assigned exceeded the book values of the respective reporting units.  As a result, no impairment of goodwill was identified.

10.	Lines of Credit

Unsecured lines of credit are summarized in the following table.

	Balance at July 31,
	2017	2016
	(in thousands)
Outstanding cash draws, recorded as lines of credit on the accompanying consolidated balance sheets	$581	$312
Term loan	200	---
Outstanding letters of credit to support operations	2,511	2,187
Total amounts used under lines of credit	3,292	2,499
Remaining amounts available under lines of credit	36,227	36,496
Total approved unsecured lines of credit	$39,519	$38,995

As of July 31, 2017, contractual interest rates for lines of credit ranged from 3.25% to 3.50% for the Company’s U.S. operations and 9.12% to 9.75% for the Company’s South American operations.  The Company’s lenders have reaffirmed the lines of credit within the past twelve months.

11.	Debt and Capital Lease Obligations

Debt and capital lease obligations are summarized in the following table.

	Balance at July 31,
	2017	2016
	(in thousands)

Various loans and advances (interest rates ranging from 5.75% to 6.58%)	$328	$217
Capital lease obligations (interest rates ranging from 7.36% to 15.09%)	120	240
	448	457
Current portion of long-term debt and capital lease obligations	(382)	(240)
Long-term debt and capital lease obligations	$66	$217

The aggregate maturities of long-term debt and capital lease obligations as of July 31, 2017 are summarized in the following table.

Fiscal Year Ending July 31,	Amount
(in thousands)

2018	$382
2019	37
2020	23
2021	6
Total	$448

12.	Income Taxes

Income (loss) before income tax provision is summarized in the following table.

	Fiscal Year Ended July 31,
	2017	2016	2015
	(in thousands)

Domestic	$5,432	$4,558	$3,500
Foreign	(7)	(191)	4,469
	$5,425	$4,367	$7,969

The income tax provision is summarized in the following table.

	Fiscal Year Ended July 31,
	2017	2016	2015
	(in thousands)
Current:
Federal	$(149)	$1,155	$488
State	42	177	80
Foreign	655	730	2,047
Total current	548	2,062	2,615

Deferred:
Federal	2,075	587	1,379
State	308	269	172
Foreign	(459)	841	(397)
Total deferred	1,924	1,697	1,154
Total income tax provision	$2,472	$3,759	$3,769

A reconciliation of the income tax provision using the statutory U.S. income tax rate compared with the actual income tax provision reported on the consolidated statements of operations is summarized in the following table.

	Fiscal Year Ended July 31,
	2017	2016	2015
	(in thousands)

Income tax provision at the U.S. federal statutory income tax rate	$1,845	$1,485	$2,709
Foreign dividend income	240	263	508
State taxes, net of federal benefit	200	312	166
Brazil valuation allowance	137	1,582	---
Other permanent differences	54	88	209
Peru non-deductible expenses	53	59	167
Other foreign taxes, net of federal benefit	14	153	161
International rate differences	2	(145)	(338)
Income from "pass-through" entities taxable to noncontrolling partners	(1)	(39)	31
Re-evaluation and settlements of tax contingencies	(33)	---	---
Canada and China valuation allowance	(39)	1	156
Income tax provision, as reported on the consolidated statements of operations	$2,472	$3,759	$3,769

The significant components of deferred tax assets and liabilities are summarized in the following table.

	Balance at July 31,
	2017	2016
	(in thousands)
Deferred tax assets:
Contract and other reserves	$520	$3,023
Accrued compensation and expenses	752	734
Net operating loss carryforwards	1,470	1,265
Foreign and state income taxes	17	59
Foreign tax credit	296	296
Federal benefit from foreign tax audits	---	157
Other	714	(26)
Deferred tax assets	3,769	5,508
Less: valuation allowance	(2,020)	(2,278)
Net deferred tax assets	$1,749	$3,230

Deferred tax liabilities:
Federal expense on state deferred taxes	$(73)	$(133)
Fixed assets and intangibles	(144)	(759)
Federal expense from foreign accounting differences	(332)	(213)
Net deferred tax liabilities	$(549)	$(1,105)

As of July 31, 2017, net operating losses attributable to operations in Brazil, Peru, Chili and Canada and net operating losses for U.S. federal and state income tax purposes exist.  The U.S. federal net operating loss at July 31, 2017 is approximately $0.8 million.

The Company periodically evaluates the likelihood of realization of deferred tax assets, and provides for a valuation allowance when necessary.  Activity within the deferred tax asset valuation allowance is summarized in the following table.

	Fiscal Year Ended July 31,
	2017	2016
	(in thousands)

Balance at beginning of period	$2,278	$560
Additions during the period	2	1,765
Reductions during period	(260)	(47)
Balance at end of period	$2,020	$2,278

The valuation allowance maintained by the Company primarily relates to: (i) net operating losses in Brazil and Canada, the utilization of which is dependent on future earnings; (ii) excess foreign tax credit carryforwards, the utilization of which is dependent on future foreign source income; and (iii) capital loss carryforwards, the utilization of which is dependent on future capital gains.  Additions to the valuation allowance during fiscal year 2017 primarily related to a deferred tax asset that resulted from net operating loss carryforwards from the Company’s Brazilian operations.  During fiscal year 2017, based on available evidence including recent cumulative operating losses, management determined that it is more likely than not that these deferred tax assets will not be realized.

During the fiscal years ended July 31, 2017, 2016 and 2015, the Company recorded $0.3 million, $0.1 million and $0, respectively, of income taxes applicable to undistributed earnings of foreign subsidiaries that will not be indefinitely reinvested in those operations.  At July 31, 2017, the Company’s operations in Chile, Peru and Ecuador had $7.1 million of combined undistributed earnings that were indefinitely reinvested in those operations.

The Company files numerous consolidated and separate income tax returns in U.S. federal, state and foreign jurisdictions.  The Company’s U.S. federal tax matters for fiscal years 2014 through 2017 remain subject to examination by the IRS.  The Company’s state, local and foreign tax matters  for fiscal years 2013 through 2017 remain subject to examination by the respective tax authorities.  No waivers have been executed that would extend the period subject to examination beyond the period prescribed by statute.

The Company had approximately $0.3 million, $0.1 million and $0.1 million of uncertain tax positions (“UTPs”) at July 31, 2017, 2016 and 2015, respectively.  For the year ended July 31, 2017, the company reversed a previously recorded uncertain tax position and associated penalties and interest for approximately $0.1 and recorded additional UTPs of approximately $0.3 with additional interest and penalties of $0.1 million.  It is reasonably possible that the liability associated with UTPs will increase or decrease within the next twelve months. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

The Company recognizes interest accrued related to liabilities for UTPs in other accrued liabilities on the consolidated balance sheets and in administrative and indirect operating expenses on the consolidated statements of operations.  The Company recorded interest and penalties expense related to liabilities for UTPs for $0.1 million during fiscal year ended July 31, 2017 and less than $0.1 million for fiscal years 2016 and 2015.

13.	Other Accrued Liabilities

Other accrued liabilities are summarized in the following table.

	Balance at July 31,
	2017	2016
	(in thousands)

Allowance for project disallowances	$687	$1,819
Other	1,958	1,626
Total other accrued liabilities	$2,645	$3,445

Activity within the allowance for project disallowances is summarized in the following table.

	Fiscal Year Ended July 31,
	2017	2016	2015
	(in thousands)

Balance at beginning of period	$1,819	$2,243	$2,393
Reduction of reserves recorded in prior fiscal years	(1,132)	(424)	(150)
Balance at end of period	$687	$1,819	$2,243

The reductions in the allowance for project disallowances during fiscal years 2017, 2016 and 2015, which were recorded as additions to revenue, net on the consolidated statements of operations, resulted from final settlements of allowances recorded in prior fiscal years.  The settlements resulted in cash payments of less than $0.1 million during fiscal years 2017, 2016 and 2015.

14.	Incentive Compensation

Cash Bonuses

EEI and its subsidiaries may, at the discretion of their respective Boards of Directors, award incentive compensation to Directors, senior management and other employees in the form of cash bonuses.  The Company recorded $1.1 million, $1.7 million and $3.0 million of cash bonus awards as incentive compensation expense during fiscal years 2017, 2016 and 2015, respectively.

Stock Award Plan

EEI adopted the 1998 Stock Award Plan effective March 16, 1998.  This plan, together with supplemental plans that were subsequently adopted by the Company’s Board of Directors, are referred to as the “Stock Award Plan”.  The Stock Award Plan is not a qualified plan under Section 401(a) of the Internal Revenue Code.  Under the Stock Award Plan, directors, officers and other key employees of EEI or any of its subsidiaries may be awarded Class A Common Stock as a bonus for services rendered to the Company or its subsidiaries, based upon the fair market value of the common stock at the time of the award.  The Stock Award Plan authorizes the Company’s Board of Directors to determine the vesting period and the circumstances under which the awards may be forfeited.

Under the supplemental plan which expired in October 2016, the Company issued 21,836 shares of Class A Common Stock under the Stock Award Plan, all of which are fully vested and expensed as of July 31, 2017.  In October 2016, the Company’s Board of Directors adopted the current supplemental plan, the 2016 Stock Award Plan.  This plan permits awards of up to 200,000 shares of Class A Common Stock for a period of up to five years until its termination in October 2021.

In July 2017, the Company issued a total of 7,502 Class A shares under the 2016 Stock Award Plan, valued at less than $0.1 million, to four directors as a portion of their annual compensation.  These shares will fully vest in April 2018 upon expration of certain restrictions regarding transfer of the shares.

In September 2016, EEI issued 4,450 Class A shares from the Stock Award Plan, which were valued at less than $0.1 million, to three directors as additional compensation for their roles as Chairman and members of EEI’s Audit Committee.  These stock awards vested immediately upon issuance, subject to certain restrictions regarding transfer of the shares that expire one year after issuance.

EEI recorded non-cash compensation expense of less than $0.1 million during the twelve months ended July 31, 2017, 2016 and 2015, respectively, in connection with outstanding stock compensation awards.  The "pool" of excess tax benefits accumulated in Capital in Excess of Par Value was $0.1 million at July 31, 2017 and 2016.

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

Cash Dividends

The Company declared cash dividends of $1.7 million, $1.9 million and $2.1 million during fiscal years 2017, 2016 and 2015, respectively.  The Company paid cash dividends of $1.7 million during fiscal year 2017 and $2.1 million during fiscal years 2016 and 2015.  The Company paid cash dividends of $0.9 million in August 2017 and 2016 and $1.0 million in August 2015 that were declared and accrued in prior periods.

Stock Repurchase Program

In August 2010, the Company’s Board of Directors approved a program for repurchase of 200,000 shares of Class A Common Stock (the “Stock Repurchase Program”).  As of July 31, 2017, the Company repurchased 122,918 shares of Class A stock, and 77,082 shares had yet to be repurchased under the Stock Repurchase Program.  The Company did not acquire any Class A shares under the Stock Repurchase Program during fiscal years 2017, 2016 or 2015.

Noncontrolling Interests

The Company did not purchase additional shares of any its majority owned subsidiaries during fiscal years 2017 or 2016.

During fiscal year 2015, Gustavson Associates, LLC (“Gustavson”), a majority owned indirect subsidiary of EEI, purchased an additional 7.2% of its outstanding common shares from noncontrolling shareholders for $0.3 million, paid as follows: (i) $0.1 million of cash paid on the transaction date; and (ii) $0.2 million payable in 3 annual installments during fiscal years 2016, 2017 and 2018, plus interest accrued at 6% per annum.  EEI’s indirect ownership of Gustavson increased to 83.6% as a result of this transaction.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are summarized in the following table.

	Balance at July 31,
	2017	2016
	(in thousands)

Unrealized net foreign currency translation losses	$(2,033)	$(2,176)
Unrealized net investment gains on available for sale investments	15	33
Total accumulated other comprehensive loss	$(2,018)	$(2,143)

16.	Operating Lease Commitments

The Company rents certain office facilities and equipment under non-cancelable operating leases and certain other facilities for servicing project sites over the term of the related long-term government contracts.  Lease agreements may contain step rent provisions and/or free rent concessions.   Lease payments based on a price index have rent expense recognized on a straight line or substantially equivalent basis, and are included in the calculation of minimum lease payments.  Gross rental expense associated with lease commitments was $3.4 million in fiscal year 2017 and $3.5 million in fiscal years 2016 and 2015.

Future minimum rental commitments under operating leases as of July 31, 2017 are summarized in the following table.

Fiscal Year Ending July 31,	Amount
(in thousands)

2018	$2,635
2019	1,999
2020	1,367
2021	1,209
2022	774
Thereafter	516

17.	Defined Contribution Plans

Contributions to the EEI Defined Contribution Plan and EEI Supplemental Retirement Plan are discretionary and determined annually by its Board of Directors.  The total expense under this plan was $1.5 million, $1.4 million, and $1.2 million for fiscal years 2017, 2016 and 2015, respectively.

18.	Earnings Per Share

The computation of basic and diluted EPS is included in the following table.

	Fiscal Year Ended July 31,
	2017	2016	2015
	(in thousands, except share and per share amounts)

Net income attributable to Ecology and Environment, Inc.	$3,015	$886	$3,396
Dividend declared	1,719	1,895	2,067
Undistributed earnings (distributions in excess of earnings)	$1,296	$(1,009)	$1,329

Weighted-average common shares outstanding - basic and diluted	4,294,501	4,289,993	4,287,775

Distributed earnings per share	$0.40	$0.44	$0.48
Undistributed earnings (distributions in excess of earnings) per share	0.30	(0.23)	0.31
Total earnings per share	$0.70	$0.21	$0.79

19.	Segment Reporting

The Company reports segment information based on the geographic location of EEI and its direct and indirect subsidiaries.  Revenue, net and long-lived assets by business segment are summarized in the following tables.

	Fiscal Years Ended July 31,
	2017	2016	2015
	(in thousands)
Revenue, net, by Business Segment:
EEI and its subsidiaries located in the United States	$82,094	$83,095	$88,715
Subsidiaries located in South America (1)	22,408	22,722	38,220

(1)
Significant South American revenues included revenues from subsidiaries located in Peru ($6.3 million, $9.7 million and $22.8 million for fiscal years 2017, 2016 and 2015, respectively), Brazil ($8.2 million, $5.0 million and $8.0 million for fiscal years 2017, 2016 and 2015, respectively) and Chile ($7.7 million, $7.5 million and $6.5 million for fiscal years 2017, 2016 and 2015, respectively).

	Balance at July 31,
	2017	2016
	(in thousands)
Long-lived assets by geographic location:
EEI and its subsidiaries located in the United States	$3,293	$4,916
Subsidiaries located in South America	1,135	1,178

20.	Commitments and Contingencies

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

E&E Brasil has filed court claims appealing the administrative decisions of the Institute for E & E Brasil’s employees that: (a) deny the jurisdiction of the Institute; (b) state that the Notice of Infraction is constitutionally vague; and (c) affirmatively state that E&E Brasil had obtained the necessary permits for the surveys and collections of specimens under applicable Brazilian regulations and that the protected conservation area is not clearly marked to show its boundaries.  The claim of violations against one of the four employees was dismissed.  The remaining three employees have fines assessed against them that are being appealed through the federal courts. Violations against E&E Brasil are pending agency determination.  At July 31, 2017, the Company recorded a reserve of approximately $0.4 million in other accrued liabilities related to these claims.

Contract Termination Provisions

Certain contracts contain termination provisions under which the customer may, without penalty, terminate the contracts upon written notice to the Company.  In the event of termination, the Company would be paid only termination costs in accordance with the particular contract.  Generally, termination costs include unpaid costs incurred to date, earned fees and any additional costs directly allocable to the termination.  The Company did not experience early termination of any material contracts during fiscal years 2017 or 2016.

Item 9.      Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None to report.

Item 9A.   Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.  Management believes, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a Company have been detected.

As of the end of the period covered by this report, our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 promulgated under the Exchange Act.  Notwithstanding the material weaknesses discussed below, management has concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

Other than the controls and procedures described below to address the material weaknesses disclosed in the Company’s Annual Report on Form 10-K, no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during fiscal year 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f).  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;
•
provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and that our receipts and expenditures are being made only in accordance with authorizations; and

•
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

As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2016, management concluded that the Company’s internal control over financial reporting was not effective as of July 31, 2016 due to a material weakness in the Company’s internal control over financial reporting.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis.

Specifically, management identified control deficiencies related to: (i) contingent losses that were incorrectly accrued as liabilities by certain foreign subsidiaries during fiscal years prior to 2016; and (ii) deferred income tax assets and liabilities that were incorrectly recorded by certain foreign subsidiaries during fiscal years prior to 2016.  Although the combined deficiencies did not result in a material misstatement of the Company’s financial statements for any of the periods presented in this Form 10-K, management concluded that there was a reasonable possibility that, if any material misstatement had occurred, it would not have been prevented or detected on a timely basis.

Management developed a remediation plan to address the material weakness noted above.  Specifically, the following controls were established during fiscal year 2017, and were deemed by management to be effective as of July 31, 2017:

•	Foreign accounting staff were trained regarding U.S. GAAP accounting and reporting requirements and reporting risks inherent in their balance sheets;
•	Specific controls were developed to ensure review of assets and liabilities that require significant management judgement to determine recorded values;
•	Management contracted with local tax experts in Peru, Chile and Brazil to review tax provisions and tax filings; and
•	Corporate finance management located in the U.S. developed new review controls to ensure adequate oversight and review of the accounting and reporting activities of subsidiaries.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of our internal control over financial reporting as of July 31, 2017 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (1992).  Based upon this assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of July 31, 2017 due to material weaknesses in the Company’s internal control over financial reporting.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis.

Specifically, management identified control deficiencies related to the Company’s accounting for income taxes and to management's review controls over the financial statement close process, particularly controls related to certain non-routine and estimation processes (i.e., the goodwill impairment assessment model) and review controls related to the Company's intercompany and consolidation process.  Although the deficiencies did not result in a material misstatement of the Company’s financial statements for any of the periods presented in this Form 10-K, management concluded that there was a reasonable possibility that, if any material misstatement had occurred, it would not have been prevented or detected on a timely basis.

Management has developed a remediation plan to address the material weakness noted above.  Specifically, the following controls have been established or will be established during the fiscal year ended July 31, 2018:

•
Enhancing management review controls over the financial statement close process to ensure appropriate cutoff for purposes of recording revenues and expenses, and appropriate review of the consolidation process, including intercompany elimination entries;

•
Expanding the roles of third-party tax experts for preparation and review of income tax provisions, and development of specific procedures for management to monitor and review the work of third-party tax experts; and

•
Developing a process for periodic review of specific key factors and assumptions utilized in the goodwill impairment assessment model to identify changes that potentially could result in goodwill impairment.

Management has developed a detailed plan and timetable for the implementation of the foregoing remediation efforts.  Under the direction of the Audit Committee, management will monitor the implementation plan and continue to review and make necessary changes to the plan to improve the overall design of the Company’s internal control environment.

In May 2014, COSO adopted an updated Internal Control—Integrated Framework, which includes enhancements to, and clarifications of, its original framework published in 1992.  The Company adopted COSO’s updated framework during fiscal year 2017, and intends to fully implement the updated framework during fiscal year 2018.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

By:	/s/Gerard A. Gallagher III	By:	/s/H. John Mye III
	Gerard A. Gallagher III		H. John Mye III
	Chief Executive Officer		Chief Financial and Accounting Officer

Item 9B.   Other Information

None to report.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The names, ages and positions of the executive officers and Directors of the Company are included in the following table.

Name	Age	Position

Marshall A. Heinberg	60	Chairman of the Board and Director
Ronald L. Frank	79	Executive Vice President, Secretary, and Director
Gerard A. Gallagher III	60	President and Chief Executive Officer
Fred J. McKosky	63	Senior Vice President, Chief Operating Officer
H. John Mye III	65	Vice President, Chief Financial and Accounting Officer, and Treasurer
Cheryl A. Karpowicz	66	Senior Vice President
Frank B. Silvestro	80	Director
Gerald A. Strobel	77	Director
Michael C. Gross	57	Director
Justin C. Jacobs	43	Director
Michael El-Hillow	66	Director

Each Director is elected to hold office until the next annual meeting of shareholders and until his successor is elected and qualified.  Executive officers are elected annually and serve at the discretion of the Board of Directors.  Specific experience, qualifications, attributes and skills for each Director and executive officer follow.

Mr. Marshall A. Heinberg was elected as a Director in April 2017.  He was appointed Chairman of the Board of Directors and Chairman of the Governance, Nominating and Compensation Committee in June 2017.  Mr. Heinberg began his investment banking career in 1987 in the Corporate Finance Division of Oppenheimer & Co, Inc., which was acquired by Canadian Imperial Bank of Commerce (“CIBC”) in 1997.  Mr. Heinberg served as Head of the Investment Banking Department and as a Senior Managing Director of Oppenheimer & Co. Inc. from 2008 until July 2012, and as the Head of U.S. Investment Banking at CIBC World Markets from 2001 until 2008.  During his career, he has worked on several financing and merger and acquisition transactions with many leading environmental engineering and consulting firms.  Mr. Heinberg is the founder and Managing Director of MAH Associates, LLC, which provides strategic advisory and consulting services, a director of Universal Biosensors and serves as a Senior Capital Markets Advisor to Burford Capital.  Mr. Heinberg has a B.S. in economics from the Wharton School at the University of Pennsylvania and a J.D. from Fordham Law School.  His experience managing a professional services business and in various investment banking, capital markets and advisory roles provide valuable experience and perspective to the Board of Directors.

Mr. Gerard A. Gallagher III has served as Chief Executive Officer (“CEO”) of the Company since 2015 and as President of the Company since 2014.  He has been employed by the Company for 35 years, and previously served as Senior Vice President of Environmental Sustainability, Vice President and Regional Manager for the Company’s Southern U.S. operations.  Mr. Gallagher has a B.A. in physical geography.

Mr. Fred J. McKosky has served as the Chief Operating Officer of the Company since 2014.  He has been employed by the Company for 39 years, and previously served as Senior Vice President of Corporate Operations.  Mr. McKosky has an M.S. in environmental engineering and a B.S. in environmental science, and is a registered Professional Engineer in the state of New York.

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

In October 2017, Mr Mye announced his intention to retire effective six months after his announcement date.

Ms. Cheryl A. Karpowicz has been a Senior Vice President of the Company since 2011 and was named Senior Vice President of Business Development in 2014.  Ms. Karpowicz has been employed by the Company for 39 years and previously led its energy services area.  She has a B.A. in Interdepartmental Studies and is a Certified Planner and member of the American Institute of Certified Planners.

Mr. Frank B. Silvestro is a co-founder of the Company and served as a Vice President and Director since its inception in 1970.  In 1986, he became Executive Vice President.  In 2013, he was appointed Chairman of the Board of Directors.  He also serves on the Pension Review Committee.  Mr. Silvestro retired from his positions as Executive Vice President and Chairman of the Board of Directors effective January 1, 2017.  He continues to serve as a Director of the Company and as a contracted consultant to the Company.  Mr. Silvestro has a B.A. in physics and an M.A. in biophysics.

Mr. Ronald L. Frank is a co-founder of the Company and has served as Secretary, Treasurer, Vice President of Finance and a Director since its inception in 1970.  In 1986, he became Executive Vice President of Finance.  In 2008, Mr. Frank resigned his positions as Vice President of Finance and Treasurer of the Company.  He continues in his position as Executive Vice President on a part-time basis.  He also continues to serve as a Director of the Company, as Corporation Secretary, and as Chairman of the Pension Review Committee.  Mr. Frank has a B.S. in engineering and a M.A. in Physics.

Mr. Gerald A. Strobel is a co-founder of the Company and has served as a Vice President and a Director since its inception in 1970.  In 1986, he became Executive Vice President of Technical Services.  He served as the Company’s CEO from 2013 until his retirement in 2015.  He continues to serve as a Director of the Company and as a contracted consultant to the Company.  Mr. Strobel is a registered Professional Engineer in the state of New York, and has a B.S. in civil engineering and a M.S. in sanitary engineering.

Messrs. Silvestro, Frank and Strobel each have over forty years of work experience in managing the Company and knowledge of its markets and customers, which makes them uniquely qualified to serve as Directors.

Mr. Michael C. Gross has been a Director of the Company since 2010, and currently serves on the Audit Committee, Governance, Nominating and Compensation Committee and Pension Review Committee.  Mr. Gross was employed by the Audit Division of the New York State Department of Taxation and Finance for 32 years until his retirement in March 2016.  He has a B.S. in accounting and was a licensed property and casualty insurance broker from 2003 until 2016.  Mr. Gross’ accounting and insurance experience provide valuable experience and perspective to the Board of Directors.

Mr. Justin C. Jacobs was elected as a Director in April 2017 and currently serves on the Audit Committee and the Governance, Nominating and Compensation Committee.  Mr. Jacobs is a Management Committee Director of Mill Road Capital II, L.P., an investment firm focused on investments in small, publicly traded companies, where he has worked since 2005.  From 1999 to 2004, Mr. Jacobs held various operational positions in numerous portfolio companies at LiveWire Capital, an investment and management group focused on control, operationally-intensive buyouts of small companies.  Mr. Jacobs was an investment professional in the private equity group of The Blackstone Group from 1996 to 1999.  Mr. Jacobs holds a B.S. from the McIntire School of Commerce at the University of Virginia.  His experience in various investment banking, capital markets and advisory roles provide valuable experience and perspective to the Board of Directors.

Mr. Michael El-Hillow was elected as a Director in April 2017 and was appointed Chairman of the Audit Committee in June 2017.  Mr. El-Hillow served as Chief Financial Officer of National Technical Systems, Inc., an engineering services company, from 2012 until 2017.  Mr. El-Hillow, a certified public accountant, has over two decades of experience serving as a Chief Financial Officer of public companies, including in technology and engineering environments.  He also has sixteen years’ experience working for Ernst & Young in numerous roles, including Audit Partner.  Mr. El-Hillow holds a B.S. in Accounting from the University of Massachusetts and an MBA from Babson College.

Code of Ethics

The Company has revised its code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer and controller, as well as all other employees, directors, officers, subsidiaries, affiliates, consultants, representatives and agents of the Company.  The revised code of ethics, which the Company calls its Code of Conduct, was approved by the Board of Directors on June 1, 2017 and was filed as an exhibit to the Company’s current report on Form 8-K which was filed on June 6, 2017 and is posted on the Company's website at www.ene.com.  If the Company makes any substantive amendments to, or grants a waiver (including an implicit waiver) from, a provision of its code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, and that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, the Company will disclose the nature of such amendment or waiver in a current report on Form 8-K.

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

The Board of Directors has a standing Audit Committee established in accordance with section 3 (a)(58)(A) of the Securities Exchange Act of 1934 and the requirements of NASDAQ.  Messrs. El-Hillow, Gross and Jacobs serve as members of the Audit Committee.  The Board of Directors has designated Mr. El-Hillow as the financial expert serving on its Audit Committee, as Chairman of the Audit Committee.  Messrs. El-Hillow, Gross and Jacobs are each independent, as that term is used in Item 407 (a) (as to Messrs. El-Hillow, Gross and Jacobs) and 407 (d)(5)(i)(B) (as to just Mr. El-Hillow) of Regulation S-K and Rule 5605 (a)(2) of the NASDAQ listing standards in that none of them is an employee of the Company, nor is there any family relationship of those three individuals to the Company’s other Directors or any Executive Officer of the Company.

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

The Board of Directors has a standing Governance, Nominating and Compensation Committee that functions to ensure that the Board of Directors fulfills its legal, ethical and functional responsibilities through adequate corporate and Board governance.  Messrs. Heinberg (Chairman), Jacobs and Gross serve on the Governance, Nominating and Compensation Committee.

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

Based solely on a review of the copies of such forms furnished to the Company and written representations from the Company’s Executive Officers and Directors, the Company believes that during the fiscal year ending July 31, 2017 all Section 16(a) filing requirements applicable to its Executive Officers, Directors and greater than ten percent (10%) beneficial owners were complied with by such persons, except for the following: Ronald L. Frank purchased 500 shares of Class A Common Stock on August 29, 2016 but did not file his Form 4 concerning that transaction until September 1, 2016.

Item 11.    Executive Compensation

The Company's Board of Directors, acting as a Compensation Committee of the whole, is responsible for overseeing all of the executive compensation and equity plans and programs to ensure that its officers and senior staff are compensated in a manner that is consistent with its competitively based annual and long term performance goals.

The Board of Directors is responsible for establishing and approving our policies governing the compensation of our executive officers.  The Company provides what it believes is a competitive total compensation package to our executive team through a combination of base salary, cash bonuses, equity plans (for Company officers other than its Executive Vice Presidents) and other broad-based benefit programs.  Our compensation philosophy, policies, and practices with respect to all of the Company’s officers, including the CEO and our three most highly compensated officers as of July 31, 2017, is described below.

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

Components of Our Executive Compensation Program

The primary elements of our executive compensation program are:

•	base salary;
•	cash incentive bonuses;
•	equity incentive awards;
•	severance benefits upon termination without cause; and
•	insurance and other employee benefits and compensation.

We do not have a formal or informal policy or target for allocating compensation between short-term and long-term compensation or between cash and non-cash compensation.  Salaries and bonuses of executive officers are reviewed and approved annually by the Board of Directors based primarily upon:

•	financial and operational performance of the Company as a whole, as evaluated against annual operating goals established by the Board of Directors;
•	individual performance of the executive, as evaluated against individual goals and objectives established by the Board of Directors;
•	performance of the executive management team as a whole, as evaluated against corporate goals and objectives established by the Board of Directors; and
•	informal benchmarking data, including comparison of our executive compensation to other peer companies.

Bonuses of executive officers may be in the form of cash, restricted awards of Class A Common Stock, or a combination of both.  The allocation between cash and non-cash compensation of executive officers is considered annually on a discretionary basis by the Board of Directors.

The following table provides a summary of the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended July 31, 2017 and 2016 of those persons who were at July 31, 2017: (i) the Company’s CEO and President; and (ii) the three other most highly compensated executive officers employed at July 31, 2017 with annual salary and bonus for the fiscal year ended July 31, 2017 in excess of $100,000.  In this Annual Report, the four persons named in the table below are referred to as the "Named Executives."

SUMMARY COMPENSATON TABLE

Name and Principal Position	Fiscal Year	Salary	Bonus (1)	Stock Awards (2)	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation (3)	Total

Gerard A. Gallagher III	2017	$324,000	$70,000	---	---	---	---	$10,930	$404,930
CEO and President	2016	$314,390	$30,000	---	---	---	---	$10,930	$355,320

Ronald L. Frank	2017	$213,960	---	---	---	---	---	$8,822	$222,782
Executive Vice President and Director	2016	$213,960	---	---	---	---	---	$8,822	$222,782

Fred J. McKosky	2017	$220,139	$55,000	---	---	---	---	$9,096	$284,235
Senior Vice President and Chief Operating Officer	2016	$214,870	$30,000	---	---	---	---	$8,879	$253,749

Cheryl A. Karpowicz	2017	$202,125	$35,000	---	---	---	---	$8,350	$245,475
Senior Vice President

(1)	Amounts earned for bonus compensation are determined at the discretion of the Board of Directors.
(2)	As of July 31, 2017, there were no outstanding restricted stock awards issued to Mr. Gallagher III or Mr. McKosky pursuant to the Company's Stock Award Plan.
(3)	Represents group term life insurance premiums and contributions made by the Company to its Defined Contribution Plan on behalf of the Named Executives.

Compensation Pursuant to Plans

Defined Contribution Plan

The Company maintains a Defined Contribution Plan ("the DC Plan") which is qualified under the Internal Revenue Code of 1986, as amended (“the Internal Revenue Code") pursuant to which the Company contributes an amount not in excess of 15% of the aggregate compensation of all employees who participate in the DC Plan.  All employees, including the executive officers identified under "Executive Compensation", are eligible to participate in the plan, provided that they have attained age 21 and completed one year of employment with at least 1,000 hours of service.  The amounts contributed to the plan by the Company are allocated to participants based on a ratio of each participant's points to total points of all participants determined as follows: one point per $1,000 of compensation plus two points per year of service completed prior to August 1, 1979, and one point for each year of service completed after August 1, 1979.

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

Under the supplemental plan which expired in October 2016, the Company issued 21,836 shares of Class A Common Stock, all of which are fully vested as of July 31, 2017.  In October 2016, the Company’s Board of Directors adopted the current supplemental plan, the 2016 Stock Award Plan.  This plan permits awards of up to 200,000 shares of Class A Common Stock for a period of up to five years until its termination in October 2021.  As of July 31, 2017, the Company has issued 7,502 shares of Class A Common Stock under the 2016 Stock Award Plan, all of which are fully vested.

Outstanding Equity Awards

At July 31, 2017, there were no outstanding awards for shares of Class A Common Stock that were granted and remained subject to vesting under the Stock Award Plan.

Director Compensation

Compensation earned by each employee and non-employee director for his services during fiscal year 2017 is summarized in the following table.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards	Non-Equity Incentive Plan Compensation Earnings	Nonqualified Deferred Compensation Earnings	All Other Compensation (2)	Total

Marshall A. Heinberg (3)	$12,000	$32,000	---	---	---	---	$44,000
Frank B. Silvestro	$129,167	---	---	---	---	$29,166	$158,333
Ronald L. Frank	---	---	---	---	---	---	---
Gerald A. Strobel	$50,000	---	---	---	---	$50,000	$100,000
Michael C. Gross	$35,966	$20,000	---	---	---	---	$55,966
Michael El-Hillow (3)	$8,250	$22,000	---	---	---	---	$30,250
Justin C. Jacobs (3)	$7,500	$20,000	---	---	---	---	$27,500
Gerard A. Gallagher, Jr. (3)	$37,500	---	---	---	---	$25,397	$62,897
Michael R. Cellino, M.D. (3)	$27,459	---	---	---	---	---	$27,459
Michael S. Betrus (3)	$28,984	---	---	---	---	---	$28,984

(1)
In July 2017, the Company issued 1,596 shares of Class A Common Stock to Mr. Gross and Mr. Jacobs, and 2,554 shares and 1,756 shares of Class A Common Stock to Mr. Heinberg, and Mr. El-Hillow, respectively.  These shares vested immediately upon issuance, subject to certain restrictions regarding transfer of the shares that expire one year after issuance.

(2)	Represents compensation paid under a consulting arrangement.
(3)	Mr. Gallagher Jr., Dr. Cellino and Mr. Betrus tenure as Directors were terminated effective April 20, 2017. Mr. Heinberg, Mr. El-Hillow and Mr. Jacobs were elected Directors effective April 20, 2017.

Bonuses paid to Directors are reviewed and approved by the Board of Directors based primarily upon:

•	financial and operational performance of the Company as a whole, as evaluated against annual operating goals established by the Board of Directors;
•	individual performance of each Director; and
•	performance of the Board of Directors as a whole.

As an employee Director, Mr. Frank did not receive any director fees as compensation for his services.

As an employee Director, Mr. Frank did not receive any director compensation during fiscal year 2017.  As non-employees, all other Directors in the table above received director fees during fiscal year 2017.  Messrs. Strobel, Gallagher and Silvestro also earned consulting fees during fiscal year 2017.  Cash bonuses to EEI’s Directors were considered at the discretion of EEI’s Board of Directors prior to fiscal year 2017.  During fiscal year 2017, the Board of Directors decided to discontinue cash bonuses to Directors.

On July 19, 2017, the Board of Directors determined that annual director compensation of $50,000 will be paid 60 percent in cash and 40 percent in shares of Class A Common Stock, except that Directors holding more than 100,000 shares of Common Stock (Class A and/or Class B) have the option to decline being paid 40 percent of their director compensation in Common Stock and can choose to take their compensation completely in cash. Messrs. Silvestro, Strobel and Frank choose to take their director compensation completely in cash. The Board of Directors also increased the annual director compensation for Mr. Heinberg to $75,000 for his service as Chairman of the Board of Directors plus $5,000 for also being Chair of the Governance, Nominating and Compensation Committee. In addition, Mr. Heinberg will be included in the Company's health care program. Mr. El-Hillow also received an additional $5,000 for chairing the Audit Committee for a total of $55,000 in annual director compensation.

On July 25, 2017, the Company issued 2,554 shares, 1,596 shares, 1,756 shares and 1,596 shares of Class A Common Stock to Mr. Heinberg, Mr. Jacobs, Mr. El-Hillow and Mr. Gross, respectively. These shares will fully vest in April 2018 upon expiration of certain restrictions regarding transfer of the shares.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The number of outstanding shares of Class A Common Stock and Class B Common Stock of the Company beneficially owned by each person known by the Company to be the beneficial owner of more than 5 percent of the then outstanding shares of Common Stock as of September 29, 2017 are summarized in the following table.

	Class A Common Stock		Class B Common Stock
Name and Address (1)	Nature and Amount of Beneficial Ownership (2) (3)	Percent of Class as Adjusted (3)	Nature and Amount of Beneficial Ownership (2) (3)	Percent Of Class

Frank B. Silvestro*	297,052	9.0%	292,052	22.6%
Ronald L. Frank*	224,545	7.0%	187,234	14.5%
Gerald A. Strobel*	219,604	6.8%	219,604	17.0%
Gerhard J. Neumaier Testamentary Trust U/A Fourth	97,039	3.1%	97,039	7.5%
Kirsten Shelly	115,558	3.7%	115,558	8.9%
Edward W. Wedbush (4)	363,673	12.1%	---	---
Mill Road Capital II, L.P. (5)(6)	464,668	15.4%	---	---
North Star Investment Management Corporation (7)	255,750	8.5%	---	---

*See Footnotes in the Security Ownership of Management table below.

(1)
The address for the Gerhard J. Neumaier Testamentary Trust U/A Fourth is 248 Mill Road, East Aurora, New York 14052.  The address for Kevin S. Neumaier is 340 Pleasant View Drive, Lancaster, New York 14086.  The address for Kirsten Shelly is 12 Running Brook Drive, Lancaster, New York 14086.  The address for Frank B. Silvestro, Ronald L. Frank and Gerald A. Strobel is c/o Ecology and Environment, Inc., 368 Pleasant View Drive, Lancaster, New York 14086, unless otherwise indicated.  The address for Edward W. Wedbush is P.O. Box 30014, Los Angeles, CA 90030-0014. The address for Mill Road Capital II, L.P. is 382 Greenwich Avenue, Suite One, Greenwich, CT 06830.  The address for North Star Investment Management Corporation is 20 N. Wacker Drive, Suite 1416, Chicago, Illinois 60606.

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

(3)
There are 3,008,458 shares of Class A Common Stock issued and outstanding and 1,293,146 shares of Class B Common Stock issued and outstanding as of September 29, 2017.  For each named individual, the percentage in the “Class A Common Stock — Percent of Class as Adjusted” column is based upon the total shares of Class A Common Stock outstanding, plus shares of Class B Common Stock that may be converted at any time by that holder to Class A Common Stock on a per person basis. The shares of Class B Common Stock assumed to be converted to Class A Common Stock for any named individual are not included in the calculation of the percentage of Class A Common Stock beneficially owned by any other named individual.

(4)	Includes shares owned by subsidiaries and affiliates of Edward W. Wedbush based upon a Schedule 13-G filed on February 15, 2013.
(5)
Includes shares owned by subsidiaries and affiliates of Mill Road Capital II, L.P. (“MRC”) based upon a Form 4 filed on August 1, 2017.  The shares reported are directly held by MRC; see also Footnote (6) below.  Mill Road Capital II GP LLC (the “GP”) is the sole general partner of MRC and has sole authority to vote (or direct the vote of), and to dispose (or direct the disposal) of, these shares on behalf of MRC.  Both Messrs. Thomas E. Lynch and Scott Scharfman are management committee directors of the GP and have shared authority to vote (or direct the vote of), and to dispose (or direct the disposal of), these shares on behalf of the GP.  Each of the subsidiaries and affiliates of MRC listed in the Form 4 filed on January 10, 2017 disclaims beneficial ownership of such shares except to the extent of his or its pecuniary interest therein, if any.

(6)
Includes MRC’s acquisition of an indirect pecuniary interest in 1,596 shares of restricted stock granted by the Company to Mr. Justin Jacobs in accordance with Rule 16b-3(d) as compensation for serving as a member of the Company’s board of directors.  The shares of restricted stock will vest on April 18, 2018.  Pursuant to a pre-existing contractual obligation, Mill Road Capital Management LLC, an affiliate of MRC that does not have Section 13(d) beneficial ownership of any shares of the Company, has the right to receive the economic benefit of the reported shares and, accordingly, Mr. Jacobs has no direct pecuniary interest in such shares.  Each of the subsidiaries and affiliates of MRC listed in the Form 4 filed on January 10, 2017 may be deemed to have an indirect pecuniary interest in the reported shares.  Each of the subsidiaries and affiliates of MRC listed in the Form 4 filed on January 10, 2017 disclaims beneficial ownership of such shares except to the extent of his or its pecuniary interest therein, if any.

(7)	Includes shares owned by North Star Investment Management Corporation based upon a Schedule 13-G filed on January 10, 2017.

Security Ownership of Management

Beneficial ownership of the Company's Class A Common Stock and Class B Common Stock as of September 29, 2017, by (i) each Director of the Company; and (ii) all Directors and officers of the Company as a group are summarized in the following table.

	Class A Common Stock		Class B Common Stock
Name (1)	Nature and Amount of Beneficial Ownership (2) (3)	Percent of Class as Adjusted (4)	Nature and Amount of Beneficial Ownership (2) (3)	Percent of Class

Frank B. Silvestro (8)	297,052	9.0%	292,052	22.6%
Ronald L. Frank (5)(8)	224,545	7.0%	187,234	14.5%
Gerald A. Strobel (6)(8)	219,604	6.8%	219,604	17.0%
Marshall A. Heinberg	2,554	*	---	---
Michael C. Gross (7)	28,114	*	23,449	1.8%
Justin C. Jacobs (9)	---	---	---	---
Michael El-Hillow	1,756	*	---	---
Directors and Officers Group (11 individuals)	824,754	22.1%	727,356	56.2%

* Less than 1.0%

(1)	The address of each of the above shareholders is c/o Ecology and Environment, Inc., 368 Pleasant View Drive, Lancaster, New York 14086.
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

(4)
There are 3,008,458 shares of Class A Common Stock issued and outstanding and 1,293,146 shares of Class B Common Stock issued and outstanding as of September 29, 2017.  For each named individual, the percentage in the “Class A Common Stock — Percent of Class as Adjusted” column is based upon the total shares of Class A Common Stock outstanding, plus shares of Class B Common Stock that may be converted at any time by that holder to Class A Common Stock on a per person basis. The shares of Class B Common Stock assumed to be converted to Class A Common Stock for any named individual are not included in the calculation of the percentage of Class A Common Stock beneficially owned by any other named individual.

(5)	Includes 8,640 shares of Class A Common Stock owned by Mr. Frank's individual retirement account and 6,265 shares of Class A Common Stock owned by Mr. Frank’s 401(k) plan account.
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
(9)
Mr. Jacobs is a Management Committee Director of Mill Road Capital GP II LLC (the “GP”), the sole general partner of Mill Road Capital II L.P. (“MRC”).  The GP has shared power to vote and dispose of the 463,072 shares of Class A Common Stock beneficially owned by MRC, of which 1,000 shares are held of record by MRC.  Mr. Jacobs may be deemed to be a beneficial owner of the shares of Class A Common Stock beneficially owned by MRC; however, Mr. Jacobs disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

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

Item 13.    Certain Relationships and Related Transactions

Former Director Gerard A. Gallagher, Jr.'s son, Gerard A. Gallagher, III, serves as CEO and President of the Company and received aggregate compensation of $404,930 for his services during fiscal year 2017.  The Company believes that his compensation was commensurate with his peers during fiscal year 2017 and that his relationships during the year were reasonable and in the best interest of the Company.  Gerard A. Gallagher, Jr.'s tenure as a Director terminated effective April 20, 2017.

Directors Marshall A. Heinberg, Michael El-Hillow, Michael C. Gross and Justin C. Jacobs are independent, as that term is used in Item 407(a) of Regulation S-K and Rule 5605(a)(2) of the NASDAQ listing standards, as described in their relevant business experiences set forth in Item 10 hereof in that none of them is an employee of the Company, nor is there any family relationship of those four individuals to the Company’s other three Directors or any Executive Officer of the Company.

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

Effective November 6, 2016, the Company dismissed its independent registered public accounting firm, Schneider Downs & Co. Inc. and engaged Ernst & Young LLP as the successor independent registered public accounting firm to provide audit and certain audit-related services.  The aggregate fees billed by Ernst & Young LLP to the Company for audit and audit-related services during fiscal years 2017 and 2016 are summarized in the following table.

	Fiscal Year Ended July 31,
	2017	2016
	(in thousands)

Audit fees	$445	$416
Audit-related fees	24	---
Total	$469	$416

Audit Fees

Audit fees include aggregate fees paid or accrued for the audit of the annual financial statements included in this Annual Report on Form 10-K, reviews of the financial statements included in the Company's quarterly reports on Form 10-Q, and expenses incurred related to audit services.

Audit-Related Fees

Audit-related fees include aggregate fees paid or accrued for services rendered for indirect rate audits.

PART IV

Item 15.    Exhibits, Financial Statements, Schedules

(a)	1.	Financial Statements
			Page
		Report of Independent Registered Public Accounting Firm	30 - 31
		Consolidated Balance Sheets at July 31, 2017 and 2016	32
		Consolidated Statements of Operations for the fiscal years ended July 31, 2017, 2016 and 2015	33
		Consolidated Statements of Comprehensive Income for the fiscal years ended July 31, 2017, 2016 and 2015	34
		Consolidated Statements of Cash Flows for the fiscal years ended July 31, 2017, 2016 and 2015	35
		Consolidated Statements of Changes in Shareholders Equity for the fiscal years ended July 31, 2017, 2016 and 2015	36
		Notes to Consolidated Financial Statements	37

2.	Financial Statement Schedules

All schedules are omitted because they are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

3.	Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation (1)
3.2	Certificate of Amendment of Certificate of Incorporation filed on March 23, 1970 (1)
3.3	Certificate of Amendment of Certificate of Incorporation filed on January 19, 1982 (1)
3.4	Certificate of Amendment of Certificate of Incorporation filed on January 29, 1987 (1)
3.5	Certificate of Amendment of Certificate of Incorporation filed on February 10, 1987 (1)
3.6	Restated By-Laws adopted on July 30, 1986 by Board of Directors (1)
3.7	Certificate of Change under Section 805-A of the Business Corporation Law filed August 18, 1988 (2)
3.8	Amendment to the By-Laws dated August 21, 2013 (8)
3.9	Re-stated By-Laws dated February 25, 2016 (9)
3.10	Certificate of Amendment of Certificate of Incorporation filed on March 1, 2016 (9)
4.1	Specimen Class A Common Stock Certificate (1)
4.2	Specimen Class B Common Stock Certificates (1)
10.1	Stockholders' Agreement among Gerhard J. Neumaier, Ronald L. Frank, Frank B. Silvestro and Gerald A. Strobel dated May 12, 1970 (1)
10.4	Ecology and Environment, Inc. Defined Contribution Plan Agreement dated July 25, 1980 as amended on April 28, 1981 and July 21, 1983 and restated effective August 1, 1984 (1)
10.5	Summary of Ecology and Environment Discretionary Performance Plan (3)
10.6	1998 Ecology and Environment, Inc. Stock Award Plan and Amendments (2)
10.7	2003 Ecology and Environment, Inc. Stock Award Plan (4)
10.8	2007 Ecology and Environment, Inc. Stock Award Plan (5)
10.9	2011 Ecology and Environment, Inc. Stock Award Plan (7)
10.10	2016 Ecology and Environment, Inc. Stock Award Plan (10)
10.11	Amendment No. 1 dated January 24, 2011 to the Stockholders’ Agreement among Gerhard J. Neumaier, Ronald L. Frank, Frank B. Silvestro and Gerald A. Strobel dated May 12, 1970 (6)
14.1	Code of Ethics (11)
21.5	Schedule of Subsidiaries as of July 31, 2017 (12)
23.1	Consent of Independent Registered Public Accounting Firm – Ernst & Young LLP (12)
23.2	Consent of Independent Registered Public Accounting Firm – Schneider Downs & Co., Inc. (12)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (12)
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (12)
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (12)
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (12)

Footnotes

(1)	Filed as exhibits to the Company's Registration Statement on Form S-1, as amended by Amendment Nos. 1 and 2, (Registration No. 33-11543), and incorporated herein by reference.
(2)	Filed as exhibits to the Company's Form 10-K for Fiscal Year Ending July 31, 2002, and incorporated herein by reference.
(3)	Filed as exhibits to the Company's 10-K for the Fiscal Year Ended July 31, 2003, and incorporated herein by reference.
(4)	Filed as exhibits to the Company's 10-K for the Fiscal Year Ending July 31, 2004, and incorporated herein by reference.
(5)	Filed as exhibits to the Company’s 10-K for the Fiscal Year Ending July 31, 2010, and incorporated herein by reference.
(6)	Filed as exhibits to the Company’s 10-K for the Fiscal Year Ending July 31, 2011, and incorporated herein by reference.
(7)	Filed as Appendix A to the Company’s Definitive Proxy Statement (Schedule 14A) dated December 13, 2011, and incorporated herein by reference.
(8)	Filed as an exhibit to Current Report on Form 8-K for August 21, 2013, and incorporated herein by reference.
(9)	Filed as exhibits to the Company’s 10-K for the Fiscal Year Ending July 31, 2016, and incorporated herein by reference.
(10)	Filed as Annex B to the Company’s Definitive Proxy Statement (Schedule 14A) dated March 7, 2017, and incorporated herein by reference.
(11)	Filed as an exhibit to the Company’s Form 8-K dated June 1, 2017, and incorporated herein by reference.
(12)	Filed herewith.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECOLOGY AND ENVIRONMENT, INC.

Dated: November 14, 2017	/s/ Gerard A. Gallagher III
Gerard A. Gallagher, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Gerard A. Gallagher III
Gerard A. Gallagher III	Chief Executive Officer and President	November 14, 2017

/s/ Ronald L. Frank
Ronald L. Frank	Executive Vice President, Secretary and Director	November 14, 2017

/s/ H. John Mye III
H. John Mye III	Vice President, Treasurer, Chief Financial Officer and Chief Accounting Officer	November 14, 2017

/s/ Marshall A. Heinberg
Marshall A. Heinberg	Chairman of the Board of Directors and Director	November 14, 2017

/s/ Frank B. Silvestro
Frank B. Silvestro	Director	November 14, 2017

/s/ Gerald A. Strobel
Gerald A. Strobel	Director	November 14, 2017

/s/ Michael C. Gross
Michael C. Gross	Director	November 14, 2017

/s/ Michael El-Hillow
Michael El-Hillow	Director	November 14, 2017

/s/ Justin C. Jacobs
Justin C. Jacobs	Director	November 14, 2017