Form 10-Q
period 2017-10-28
ECOLOGY & ENVIRONMENT INC
filed 2017-12-12
CIK 809933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 28, 2017
☐
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
(Registrant’s telephone number, including area code)

Not Applicable
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐    No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Exchange Act Rule 12b-2). (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No  ☑

At November 30, 2017, 3,008,829 shares of Registrant’s Class A Common Stock (par value $.01) and 1,292,775 shares of Registrant’s Class B Common Stock (par value $.01) were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Ecology and Environment, Inc.
Condensed Consolidated Balance Sheets
Unaudited
(amounts in thousands, except share data)

	Balance at
	October 28, 2017	July 31, 2017

Assets

Current assets:
Cash, cash equivalents and restricted cash	$16,221	$13,343
Investment securities available for sale	1,501	1,498
Contract receivables, net of allowance for doubtful accounts and contract adjustments of 2,127 and $2,125, respectively	30,568	35,107
Income tax receivable	324	1,293
Other current assets	2,800	2,119

Total current assets	51,414	53,360

Property, buildings and equipment, net of accumulated depreciation of $17,204 and $16,994, respectively	4,278	4,428
Deferred income taxes	1,209	1,203
Other assets	1,767	1,786

Total assets	$58,668	$60,777

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$5,895	$8,073
Lines of credit	221	581
Accrued payroll costs	5,540	6,338
Current portion of long-term debt and capital lease obligations	166	382
Billings in excess of revenue	3,626	2,850
Other accrued liabilities	2,680	2,645

Total current liabilities	18,128	20,869

Income taxes payable	31	31
Deferred income taxes	3	3
Long-term debt and capital lease obligations	73	66
Commitments and contingencies (Note 20)	-	-

Shareholders’ equity:
Preferred stock, par value $.01 per share (2,000,000 shares authorized; no shares issued)	-	-
Class A common stock, par value $.01 per share (6,000,000 shares authorized; 3,036,149 shares issued)	30	30
Class B common stock, par value $.01 per share; (10,000,000 shares authorized; 1,357,576 shares issued)	14	14
Capital in excess of par value	17,608	17,608
Retained earnings	24,042	23,509
Accumulated other comprehensive loss	(2,006)	(2,018)
Treasury stock, at cost (Class A common: 27,320 shares; Class B common: 64,801 shares)	(1,037)	(1,037)

Total Ecology and Environment, Inc. shareholders’ equity	38,651	38,106
Noncontrolling interests	1,782	1,702

Total shareholders’ equity	40,433	39,808

Total liabilities and shareholders’ equity	$58,668	$60,777

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ecology and Environment, Inc.
Condensed Consolidated Statements of Operations
Unaudited
(amounts in thousands, except share data)

	Three Months Ended
	October 28, 2017	October 29, 2016

Revenue, net	$27,082	$25,315

Cost of professional services and other direct operating expenses	9,480	9,410
Subcontract costs	5,729	4,011
Administrative and indirect operating expenses	7,458	7,382
Marketing and related costs	3,051	2,865
Depreciation and amortization	270	234

Income from operations	1,094	1,413
Net interest (expense) income	(5)	2
Net foreign exchange gain (loss)	3	(12)
Other income	-	16

Income before income tax provision	1,092	1,419
Income tax provision	444	569

Net income	648	850

Net (income) loss attributable to noncontrolling interests	(115)	38

Net income attributable to Ecology and Environment, Inc.	$533	$888

Net income per common share: basic and diluted	$0.12	$0.21

Weighted average common shares outstanding: basic and diluted	4,301,604	4,292,733

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ecology and Environment, Inc.
Condensed Consolidated Statements of Comprehensive Income
Unaudited
(amounts in thousands)

	Three Months Ended
	October 28, 2017	October 29, 2016

Net income including noncontrolling interests	$648	$850
Foreign currency translation adjustments	29	54
Unrealized investment losses, net	(3)	(11)

Comprehensive income	674	893
Comprehensive income attributable to noncontrolling interests	(129)	(8)

Comprehensive income attributable to Ecology and Environment, Inc.	$545	$885

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ecology and Environment, Inc.
Condensed Consolidated Statements of Cash Flows
Unaudited
(amounts in thousands)

	Three Months Ended
	October 28, 2017	October 29, 2016
Cash flows from operating activities:
Net income	$648	$850
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	270	234
Deferred income tax benefit	(21)	247
Tax impact of share-based compensation	-	(6)
Gain on sale of assets and investment securities	-	(9)
Net recovery of contract adjustments and doubtful accounts	-	(692)
Net bad debt expense	39	121
Changes in:
- contract receivables	4,470	1,975
- other current assets	(692)	(694)
- income tax receivable	969	261
- other non-current assets	20	(5)
- accounts payable	(1,298)	964
- accrued payroll costs	(776)	(1,823)
- income taxes payable	(7)	3
- billings in excess of revenue	836	412
- other accrued liabilities	35	(54)
Net cash provided by operating activities	4,493	1,784

Cash flows from investing activities:
Purchase of property, buildings and equipment	(104)	(128)
Proceeds from sale of equipment	-	9
Purchase of investment securities	(8)	(2)
Net cash used in investing activities	(112)	(121)

Cash flows from financing activities:
Dividends paid	(860)	(861)
Repayment of debt	(239)	(42)
Net (repayments) borrowings under lines of credit	(377)	47
Distributions to noncontrolling interests	(49)	(3)
Net cash used in financing activities	(1,525)	(859)

Effect of exchange rate changes on cash and cash equivalents	22	(15)

Net increase in cash, cash equivalents and restricted cash	2,878	789
Cash, cash equivalents and restricted cash at beginning of period	13,343	10,161

Cash, cash equivalents and restricted cash at end of period	$16,221	$10,950

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$24	$26
Income taxes	41	164
Supplemental disclosure of non-cash items:
Proceeds from capital lease obligations	33	-
Sale of subsidiary (loans receivable)	-	75

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ecology and Environment, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
 (amounts in thousands, except share data)

	Class A Common Stock Shares	Class A Common Stock Amount	Class B Common Stock Shares	Class B Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares	Treasury Stock Amount	Noncontrolling Interest

Balance at July 31, 2016 (audited)	3,035,778	$30	1,357,947	$14	$16,606	$22,237	$(2,143)	104,073	$(1,172)	$2,333

Net income (loss)	-	-	-	-	-	3,015	-	-	-	(62)
Foreign currency translation adjustment	-	-	-	-	-	-	143	-	-	87
Cash dividends declared ($0.40 per share)	-	-	-	-	-	(1,719)	-	-	-	-
Unrealized investment losses, net	-	-	-	-	-	-	(18)	-	-	-
Issuance of stock under stock award plan	-	-	-	-	4	-	-	(11,952)	135	-
Tax impact of share based compensation	-	-	-	-	(6)	-	-	-	-	-
Tax impact of noncontrolling interests	-	-	-	-	-	(24)	-	-	-	24
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	(680)
Adjustment to deferred income taxes related to acquisition of noncontrolling interests in prior years	-	-	-	-	1,004	-	-	-	-	-

Balance at July 31, 2017 (audited)	3,035,778	$30	1,357,947	$14	$17,608	$23,509	$(2,018)	92,121	$(1,037)	$1,702

Net income (loss)	-	-	-	-	-	533	-	-	-	115
Foreign currency translation adjustment	-	-	-	-	-	-	15	-	-	14
Unrealized investment losses, net	-	-	-	-	-	-	(3)	-	-	-
Conversion of Class B common stock to Class A common stock	371	-	(371)	-	-	-	-	-	-	-
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	(49)

Balance at October 28, 2017 (unaudited)	3,036,149	$30	1,357,576	$14	$17,608	$24,042	$(2,006)	92,121	$(1,037)	$1,782

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ecology and Environment, Inc.
Notes to Condensed Consolidated Financial Statements

1.	Organization and Basis of Presentation

Ecology and Environment, Inc., (“EEI”) was incorporated in 1970 as a global broad-based environmental consulting firm whose underlying philosophy is to provide professional services worldwide so that sustainable economic and human development may proceed with acceptable impact on the environment.  Together with its subsidiaries (collectively, the “Company”), EEI has direct and indirect ownership in 8 active wholly owned and majority owned operating subsidiaries in 5 countries.  The Company’s staff is comprised of individuals representing more than 80 scientific, engineering, health, and social disciplines working together in multidisciplinary teams to provide innovative environmental solutions.  The Company has completed more than 50,000 projects for a wide variety of clients in more than 120 countries, providing environmental solutions in nearly every ecosystem on the planet.

The Company prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of such information.  All such adjustments are of a normal recurring nature.

Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), including a description of significant accounting policies, have been condensed or omitted pursuant to SEC rules and regulations.  Therefore, these financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2017 filed with the Securities and Exchange Commission (the “2017 Annual Report”).  The accounting policies followed by the Company for preparation of the consolidated financial statements included in the 2017 Annual Report were also followed for this interim report.  The condensed consolidated results of operations for the three months ended October 28, 2017 are not necessarily indicative of the results for any subsequent period or the entire fiscal year ending July 31, 2018.

2.	Recent Accounting Pronouncements

Accounting Pronouncements Adopted During the Three Months Ended October 28, 2017

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”).  The objective of ASU 2016-09 is to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  This accounting standard update was adopted by the Company effective August 1, 2017.  Adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Accounting Pronouncements Not Yet Adopted as of October 28, 2017

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

In March 2016, FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”).  The main difference between previous U.S. GAAP and ASU 2016-02 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP.  ASU 2016-02 provides specific guidance for determining whether a contractual arrangement contains a lease, lease classification by lessees and lessors, initial and subsequent measurement of leases by lessees and lessors, sale and leaseback transactions, transition, and financial statement disclosures.  ASU 2016-02 requires entities to use a modified retrospective approach to apply its guidance, and includes a number of optional practical expedients that entities may elect to apply.  ASU 2016-02 will be effective for the Company beginning August 1, 2019.  Early adoption is permitted.  Management is currently assessing the provisions of ASU 2016-02.  The Company anticipates that adoption of ASU 2016-02 will result in the addition of material right-of-use assets and lease liabilities to the Company’s consolidated balance sheet in addition to expanding required disclosures.  Management has not yet estimated the impact of ASU 2016-02 on the Company’s consolidated statements of operations and cash flows.

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

3.	Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash are summarized in the following table.

	Balance at
	October 28, 2017	July 31, 2017
	(in thousands)
Cash and cash equivalents	$15,849	$13,029
Restricted cash	372	314
Total cash, cash equivalents and restricted cash	$16,221	$13,343

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  The Company invests cash in excess of operating requirements in income-producing short-term investments.  Money market funds of $0.4 million and $0.2 million were included in cash and cash equivalents in the table above at October 28, 2017 and July 31, 2017, respectively.

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

The Company monitors the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy.  Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another.  In such instances, the Company reports the transfer as of the beginning of the reporting period.  The Company evaluated the significance of transfers between levels based upon the nature of the financial instrument.  There were no transfers in or out of levels 1, 2 or 3, respectively during the three months ended October 28, 2017 or the fiscal year ended July 31, 2017.

The carrying amount of cash, cash equivalents and restricted cash approximated fair value at October 28, 2017 and July 31, 2017.  These assets were classified as level 1 instruments at both dates.

Investment securities available for sale of $1.5 million at October 28, 2017 and July 31, 2017 primarily included mutual funds invested in U.S. municipal bonds, which the Company may immediately redeem without prior notice.  These mutual funds are valued at the net asset value (“NAV”) of shares held by the Company at period end as a practical expedient to estimate fair value.  These mutual funds are deemed to be actively traded, are required to publish their daily NAV and are required to transact at that price.

Unrealized gains or losses related to investment securities available for sale are recorded in accumulated other comprehensive income, net of applicable income taxes in the accompanying condensed consolidated balance sheets and condensed consolidated statements of changes in shareholders’ equity.  The cost basis of securities sold is based on the specific identification method.  The Company had unrealized losses of less than $0.1 million recorded in accumulated other comprehensive income during the three months ended October 28, 2017 and October 29, 2016.  Reclassification adjustments out of accumulated other comprehensive income are included within gain on sale of assets on the accompanying condensed consolidated statements of operations.  The Company did not record any sales of investment securities during the three months ended October 28, 2017 and October 29, 2016.

Long-term debt consists of bank loans and capitalized equipment leases.  Lines of credit consist of borrowings for working capital requirements.  Based on the Company’s assessment of the current financial market and corresponding risks associated with the debt and line of credit borrowings, management believes that the carrying amount of these liabilities approximated fair value at October 28, 2017 and July 31, 2017.  These liabilities were classified as level 2 instruments at both dates.

There were no financial instruments classified as level 3 at October 28, 2017 and July 31, 2017.

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

Revenues reflected in the Company’s condensed consolidated statements of operations represent services rendered for which the Company maintains a primary contractual relationship with its customers.  Included in revenues are certain services that the Company has elected to subcontract to other contractors.

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

Substantially all of the Company’s cost-type work is with federal governmental agencies and, as such, is subject to audits after contract completion.  Under these cost-type contracts, provisions for adjustments to accrued revenue are recognized on a quarterly basis and based on past audit settlement history.  Government audits have been completed and final rates have been negotiated through fiscal year 2014.  The Company records an allowance for project disallowances in other accrued liabilities for potential disallowances resulting from government audits (refer to Note 9 of these condensed consolidated financial statements).  Allowances for project disallowances are recorded as adjustments to revenue when the amounts are estimable.  Resolution of these amounts is dependent upon the results of government audits and other formal contract close-out procedures.

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

Contract Receivables, Net

Contract receivables, net are summarized in the following table.

	Balance at
	October 28, 2017	July 31, 2017
	(in thousands)
Contract Receivables:
Billed	$15,405	$16,033
Unbilled	17,290	21,199
	32,695	37,232
Allowance for doubtful accounts and contract adjustments	(2,127)	(2,125)
Contract receivables, net	$30,568	$35,107

Billed contract receivables included contractual retainage balances of $1.1 million at October 28, 2017 and July 31, 2017.  Management anticipates that the Company will substantially bill and collect the unbilled receivables and retainage balances outstanding at October 28, 2017 within one year.

Contract Receivable Concentrations

Significant concentrations of contract receivables and the allowance for doubtful accounts and contract adjustments are summarized in the following table.

	Balance at October 28, 2017		Balance at July 31, 2017
	Total Billed and Unbilled Contract Receivables	Allowance for Doubtful Accounts and Contract Adjustments	Total Billed and Unbilled Contract Receivables	Allowance for Doubtful Accounts and Contract Adjustments
	(in thousands)

EEI and its subsidiaries located in the U.S.	$20,536	$811	$25,528	$797
Subsidiaries located in South America	12,159	1,316	11,704	1,328
Totals	$32,695	$2,127	$37,232	$2,125

Contract adjustments related to projects in the United States, Canada and South America typically result from cost overruns related to current or recently completed projects, or from recoveries of cost overruns recorded as contract adjustments in prior reporting periods.

The allowance for doubtful accounts and contract adjustments as a percentage of contract receivables at the Company’s subsidiaries located in South America was 11% at October 28, 2017 and July 31, 2017.  During the first quarter of fiscal year 2018, unstable local economies continued to adversely impact certain of the Company’s South American clients, resulting in increased collection risks and the Company incurring project costs that it may not recover for several months.  Management is monitoring any adverse trends or events that may impact the realizability of recorded receivables from our South American clients.

Allowance for Doubtful Accounts and Contract Adjustments

Activity within the allowance for doubtful accounts and contract adjustments is summarized in the following table.

	Three Months Ended
	October 28, 2017	October 29, 2016
	(in thousands)

Balance at beginning of period	$2,125	$5,929
Net increase (decrease) due to adjustments in the allowance for:
Contract adjustments (1)	---	(46)
Doubtful accounts (2)	2	136
Balance at end of period	$2,127	$6,019

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

6.	Lines of Credit

Unsecured lines of credit are summarized in the following table.

	Balance at
	October 28, 2017	July 31, 2017
	(in thousands)
Outstanding cash draws, recorded as lines of credit on the accompanying condensed consolidated balance sheets	$221	$581
Short-term loans issued under lines of credit	---	200
Outstanding letters of credit to support operations	1,918	2,511
Total amounts used under lines of credit	2,139	3,292
Remaining amounts available under lines of credit	37,405	36,227
Total approved unsecured lines of credit	$39,544	$39,519

As of October 28, 2017, contractual interest rates for lines of credit ranged from 3.37% to 4.12% for the Company’s U.S. operations and 9.12% to 13.42% for the Company’s South American operations.  The Company’s lenders have reaffirmed the lines of credit within the past twelve months.

7.	Debt and Capital Lease Obligations

Debt and capital lease obligations are summarized in the following table.

	Balance at
	October 28, 2017	July 31, 2017
	(in thousands)

Various bank loans and advances (interest rates ranging from 6.00% to 6.58% at October 28, 2017)	$124	$328
Capital lease obligations (interest rates ranging from 7.36% to 15.09% at October 28, 2017)	115	120
	239	448
Current portion of long-term debt and capital lease obligations	(166)	(382)
Long-term debt and capital lease obligations	$73	$66

The aggregate maturities of long-term debt and capital lease obligations as of October 28, 2017 are summarized in the following table.

Twelve Months Ended October 28,	Amount
(in thousands)

2018	$166
2019	39
2020	30
2021	4
Total	$239

8.	Income Taxes

The estimated effective tax rate was 40.7% and 40.1% for the three months ended October 28, 2017 and October 29, 2016, respectively.

During interim reporting periods, the effective tax rate may be impacted by changes in the mix of forecasted income from the U.S. and foreign jurisdictions where the Company operates, by changes in tax rates within those jurisdictions, or by significant unusual or infrequent items that could change assumptions used in the calculation of the income tax provision.  During the three months ended October 28, 2017, there were no changes in the mix of forecasted income or tax rates, and no unusual or infrequent items that had a significant impact on the income tax provision.

9.	Other Accrued Liabilities

Other accrued liabilities are summarized in the following table.

	Balance at
	October 28, 2017	July 31, 2017
	(in thousands)
Allowance for project disallowances	$687	$687
Dividends payable to noncontrolling shareholders of majority-owned subsidiaries	600	600
Other accrued expenses	1,393	1,358
Total other accrued liabilities	$2,680	$2,645

Activity within the allowance for project disallowances is summarized in the following table.

	Three Months Ended
	October 28, 2017	October 29, 2016
	(in thousands)

Balance at beginning of period	$687	$1,819
Reduction of settlement estimate recorded in prior periods	---	(646)
Balance at end of period	$687	$1,173

The allowance for project disallowances represents potential disallowances of amounts billed and collected resulting from contract close-outs and government audits.  Allowances for project disallowances are recorded when the amounts are estimable, and may be revised during subsequent reporting periods when estimates of settlement amounts become more certain, or when actual settlements are finalized.  Settlements of certain contracts completed during prior fiscal years were finalized during the three months ended October 29, 2016, resulting in no cash received or paid during the period.

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

In October 2016, the Company’s Board of Directors adopted the current supplemental plan (the “2016 Stock Award Plan”).  The 2016 Stock Award Plan permits awards of up to 200,000 shares of Class A Common Stock for a period of up to five years until its termination in October 2021.  As of October 28, 2017, the Company issued a total of 7,502 Class A shares under the 2016 Stock Award Plan, valued at less than $0.1 million, to four directors as a portion of their annual compensation.  These shares will fully vest in April 2018 upon expiration of certain restrictions regarding transfer of the shares.

EEI recorded non-cash compensation expense of less than $0.1 million during the three months ended October 28, 2017 and October 29, 2016.

11.	Shareholders’ Equity

Class A and Class B Common Stock

The relative rights, preferences and limitations of the Company’s Class A and Class B Common Stock are summarized as follows: Holders of Class A shares are entitled to elect 25% of the Board of Directors so long as the number of outstanding Class A shares is at least 10% of the combined total number of outstanding Class A and Class B common shares. Holders of Class A common shares have one-tenth the voting power of Class B common shares with respect to most other matters.

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

Cash Dividends

The Company did not declare any cash or non-cash dividends to its Class A or Class B shareholders during the three months ended October 28, 2017 or October 29, 2016.  The Company paid dividends of $0.9 million in August 2017 and 2016 that were declared and accrued in prior periods.

Stock Repurchase Plan

In August 2010, the Company’s Board of Directors approved a program for repurchase of 200,000 shares of Class A common stock (the “Stock Repurchase Program”).  As of October 28, 2017, the Company repurchased 122,918 shares of Class A stock, and 77,082 shares had yet to be repurchased under the Stock Repurchase Program.  The Company did not acquire any Class A shares under the Stock Repurchase Program during the three months ended October 28, 2017 or October 29, 2016.

Noncontrolling Interests

The Company discloses noncontrolling interests as a separate component of consolidated shareholders’ equity on the accompanying condensed consolidated balance sheets.  Earnings and other comprehensive income (loss) are separately attributed to both the controlling and noncontrolling interests.  The Company calculates earnings per share based on net income (loss) attributable to the Company’s controlling interests.

The Company considers acquiring additional interests in majority owned subsidiaries when noncontrolling shareholders express their intent to sell their interests.  The Company settles and records acquisitions of noncontrolling interests at amounts that approximate fair value.  Purchases of noncontrolling interests are recorded as reductions of shareholders’ equity on the condensed consolidated statements of shareholders’ equity.  The Company did not acquire additional interest in any of its majority-owned subsidiaries during the three months ended October 28, 2017 or October 29, 2016.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are summarized in the following table.

	Balance at
	October 28, 2017	July 31, 2017
	(in thousands)

Unrealized net foreign currency translation losses	$(2,018)	$(2,033)
Unrealized net investment gains on available for sale investments	12	15
Total accumulated other comprehensive loss	$(2,006)	$(2,018)

12.	Earnings Per Share

The Company calculates basic and diluted earnings per share by dividing the net income attributable to Ecology and Environment, Inc. common shareholders by the weighted average number of common shares outstanding for the period.  After consideration of all the rights and privileges of the Class A and Class B stockholders summarized in Note 11, in particular the right of the holders of the Class B common stock to elect no less than 75% of the Board of Directors making it highly unlikely that the Company will pay a dividend on Class A common stock in excess of Class B common stock, the Company allocates undistributed earnings between the two classes of stock on a one-to-one basis when computing earnings per share.  As a result, basic and fully diluted earnings per Class A and Class B share are equal amounts.

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

The computation of earnings per share is included in the following table.

	Three Months Ended
	October 28, 2017		October 29, 2016
	(in thousands, except share and per share amounts)
Net income attributable to Ecology and Environment, Inc.		$533		$888
Dividends declared		---		---
Balance at end of period		$533		$888

Weighted-average common shares outstanding - basic and diluted		4,301,604		4,292,733

Distributed earnings per share - basic and diluted	$	---	$	---
Undistributed earnings per share - basic and diluted		0.12		0.21
Net income per common share - basic and diluted		$0.12		$0.21

13.	Segment Reporting

The Company reports segment information based on the geographic location of EEI and its direct and indirect subsidiaries (for revenues) and the location of its offices (for long-lived assets).  Revenue, net by business segment is summarized in the following table.

	Three Months Ended
	October 28, 2017	October 29, 2016
	(in thousands)

EEI and its subsidiaries located in the U.S.	$19,699	$20,315

Subsidiaries located in South America:
Peru	2,999	1,061
Chile	2,113	1,961
Brazil	2,250	1,908
Other	21	70
	7,383	5,000

Total revenue, net	$27,082	$25,315

Long-lived assets by business segment are summarized in the following table.

	Balance at
	October 28, 2017	July 31, 2017
	(in thousands)

EEI and its subsidiaries located in the United States	$3,203	$3,293
Subsidiaries located in South America	1,075	1,135

14.	Commitments and Contingencies

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

E&E Brasil has filed court claims appealing the administrative decisions of the Institute for E & E Brasil’s employees that: (a) deny the jurisdiction of the Institute; (b) state that the Notice of Infraction is constitutionally vague; and (c) affirmatively state that E&E Brasil had obtained the necessary permits for the surveys and collections of specimens under applicable Brazilian regulations and that the protected conservation area is not clearly marked to show its boundaries.  The claim of violations against one of the four employees was dismissed.  The remaining three employees have fines assessed against them that are being appealed through the federal courts. Violations against E&E Brasil are pending agency determination.  At October 28, 2017, the Company maintained a reserve of approximately $0.4 million in other accrued liabilities related to these claims.

Contract Termination Provisions

Certain contracts contain termination provisions under which the customer may, without penalty, terminate the contracts upon written notice to the Company.  In the event of termination, the Company would be paid only termination costs in accordance with the particular contract.  Generally, termination costs include unpaid costs incurred to date, earned fees and any additional costs directly allocable to the termination.  The Company did not experience early termination of any material contracts during the three months ended October 28, 2017 or during the fiscal year ended July 31, 2017.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report on Form 10-Q (the “Quarterly Report”) to “EEI” refer to Ecology and Environment, Inc., a New York corporation.  References to “the Company,” “we,” “us,” “our,” or similar terms refer to EEI together with its consolidated subsidiaries.

Executive Overview

Earnings decreased to $0.12 per share for the quarter ended October 28, 2017 from $0.21 per share for the same quarter of the prior fiscal year.  Net income of $0.5 million for the current quarter represented a 42% decrease from $0.9 million of net income for the same quarter of the prior fiscal year.  Lower revenues and net income from our U.S. operations were partially offset by significant improvement in South American revenues and net income.

We manage our operations through distinct reporting segments that are based on the geographic location of our parent company and subsidiary operations.  The following table includes selected financial information by business segment.  Refer to “Results of Operations” below for further commentary regarding the Company’s revenues and expenses for the three months ended October 28, 2017.

	Three Months Ended
	October 28, 2017	October 29, 2016	$ Change	% Change
		($ in thousands)
EEI and subsidiaries located in the United States:
Revenue, net	$19,699	$20,315	$(616)	(3)%
Revenue, net less subcontract costs (1)	16,131	17,677	(1,546)	(9)%
Direct operating expenses (2)	7,016	7,405	(389)	(5)%
Indirect operating expenses (3)	8,311	8,228	83	1%
Income before income tax provision	507	1,654	(1,147)	(69)%
Net income attributable to EEI	233	1,104	(871)	(79)%

Subsidiaries located in South America:
Revenue, net	$7,383	$5,000	$2,383	48%
Revenue, net less subcontract costs (1)	5,222	3,627	1,595	44%
Direct operating expenses (2)	2,464	2,005	459	23%
Indirect operating expenses (3)	2,198	2,019	179	9%
Income (loss) before income tax provision	585	(235)	820	--- (4)
Net income (loss) attributable to EEI	300	(216)	516	--- (4)

Consolidated totals:
Revenue, net	$27,082	$25,315	$1,767	7%
Revenue, net less subcontract costs (1)	21,353	21,304	49	---%
Direct operating expenses (2)	9,480	9,410	70	1%
Indirect operating expenses (3)	10,509	10,247	262	3%
Income (loss) before income tax provision	1,092	1,419	(327)	(23)%
Net income (loss) attributable to EEI	533	888	(355)	(40)%

(1)
Revenue, net less subcontract costs, which is a key operating metric for our company, represents revenue, net less subcontract costs from the condensed consolidated statements of operations.  References to “revenues” in the following commentary refer to revenue, net less subcontract costs.

(2)	Direct operating expenses consist of cost of professional services and other direct operating expenses from the condensed consolidated statements of operations.
(3)	Indirect operating expenses consist of administrative and indirect operating expenses and marketing and related costs from the condensed consolidated statements of operations.
(4)	Percent change is not relevant because the prior year amount is negative.

Liquidity and Capital Resources

Cash, cash equivalents and restricted cash increased $2.9 million during the first three months of fiscal year 2018.  Excluding payment of $0.8 million of dividends to shareholders that was approved on a discretionary basis by the Company’s Board of Directors, cash generated from operations exceeded cash required to fund investing and financing activities by $3.7 million during the period.

We maintain $39.5 million of unsecured lines of credit available for working capital and letters of credit as of October 28, 2017 at contractual interest rates ranging from 3.37% to 4.12% in the U.S. and 9.12% to 13.42% in South America.  Cash advances of $0.2 million and letters of credit of $1.9 million were outstanding under our lines of credit as of October 28, 2017.  Our lenders have reaffirmed the lines of credit within the past twelve months.

We believe that available cash balances, anticipated cash flows and our available lines of credit will be sufficient to cover working capital and operating requirements of our U.S. operations during the next twelve months and the foreseeable future.

Historically, our foreign subsidiaries have generated adequate cash flow to fund their operations.  During fiscal years 2016 and 2017, our South American operations had been adversely affected by unstable economic conditions.  Although there are indications of economic recovery in certain countries, the total scope and duration of the economic downturn, and the ultimate impact that it will have on our Brazilian, Peruvian and Chilean operations, are uncertain.  In the event that these subsidiaries are unable to generate adequate cash flow to fund their operations, additional funding from EEI lending institutions will be considered.

We intend to reinvest net cash generated from undistributed foreign earnings into operations and business expansion opportunities outside the U.S.  Excess cash accumulated by any foreign subsidiary, beyond that necessary to fund operations or business expansion, may be repatriated to the U.S. at the discretion of the Boards of Directors of the respective entities.  We would be required to accrue and pay taxes on any amounts repatriated to the U.S. from foreign subsidiaries.  The Company did not repatriate any dividends from foreign subsidiaries, net of local taxes, during the three months ended October 28, 2017.

Contract Receivable Concentration Risk

Significant concentrations of contract receivables and the allowance for doubtful accounts and contract adjustments are summarized in the following table.

	Balance at October 28, 2017		Balance at July 31, 2017
	Total Billed and Unbilled Contract Receivables	Allowance for Doubtful Accounts and Contract Adjustments	Total Billed and Unbilled Contract Receivables	Allowance for Doubtful Accounts and Contract Adjustments
	(in thousands)

EEI and its subsidiaries located in the U.S.	$20,536	$811	$25,528	$797
Subsidiaries located in South America	12,159	1,316	11,704	1,328
Totals	$32,695	$2,127	$37,232	$2,125

Contract adjustments related to projects in the United States, Canada and South America typically result from cost overruns related to current or recently completed projects, or from recoveries of cost overruns recorded as contract adjustments in prior reporting periods.

The allowance for doubtful accounts and contract adjustments as a percentage of contract receivables at the Company’s subsidiaries located in South America was 11% at October 28, 2017 and July 31, 2017.  During the first quarter of fiscal year 2018, unstable local economies continued to adversely impact certain of our South American clients, resulting in increased collection risks and the Company incurring project costs that it may not recover for several months.  Although there are indications of economic recovery in certain countries, management is monitoring any adverse trends or events that may impact the realizability of recorded receivables from our South American clients.

Contract Backlog

At any point in time, we have a firm backlog of uncompleted projects that are expected to provide future revenue over a period of 1 to 2 years.  These projects include a substantial amount of work to be performed under contracts that contain termination provisions that may be exercised without penalty at any time by our clients upon written notice to us.  Changes in economic or market conditions or other extraordinary events, such as natural disasters, could lead to delays in our ability to recognize revenue, or to us not realizing all of the potential revenue under these contracts.  The likelihood of obtaining the full value under these contracts cannot be determined at this time.

Our firm backlog of uncompleted projects is summarized by business segment in the following table.

	Amount as of
	October 28, 2017	July 31, 2017	October 29, 2016
	(in thousands)
Total firm backlog of uncompleted contracts:
EEI and its subsidiaries located in the United States	$72,595	$71,642	$69,618
Subsidiaries located in South America	19,413	20,744	18,491
Consolidated totals	$92,008	$92,386	$88,109

Anticipated completion of firm backlog in next twelve months:
EEI and its subsidiaries located in the United States	$38,342	$38,814	$37,663
Subsidiaries located in South America	14,816	14,660	11,486
Consolidated totals	$53,158	$53,474	$49,149

Results of Operations

Revenue, net

Substantially all of the Company’s revenue is derived from environmental consulting work, which is principally derived from the sale of labor hours.  Revenues reflected in the Company’s condensed consolidated statements of operations represent services rendered for which the Company maintains a primary contractual relationship with its customers.  Included in revenues are certain services that the Company has elected to subcontract to other contractors.  Sales and cost of sales at our South American subsidiaries exclude tax assessments by governmental authorities, which are collected from clients and then remitted to governmental authorities.

The consulting work is performed under a mix of time and materials, fixed price and cost-plus, and contracts.  Contracts are required from all customers.  Revenue is recognized as follows:

Contract Type	Work Type	Revenue Recognition Policy

Time and materials	Consulting	As incurred at contract rates.

Fixed price	Consulting	Percentage of completion, approximating the ratio of either total costs or Level of Effort (LOE) hours incurred to date to total estimated costs or LOE hours.

Cost-plus	Consulting	Costs as incurred plus fees. Fees are recognized as revenue using percentage of completion determined by the percentage of LOE hours incurred to total LOE hours in the respective contracts.

Revenue, net associated with these contract types are summarized in the following table.

	Three Months Ended
	October 28, 2017	October 29, 2016
	(in thousands)

Time and materials	$9,860	$12,058
Fixed price	10,795	9,303
Cost-plus	6,427	3,954
Total revenue, net	$27,082	$25,315

Revenue, net and revenue less subcontract costs, by business entity, are summarized in the following table.

	Three Months Ended
	October 28, 2017	October 29, 2016	$ Change	% Change
	($ in thousands)

Revenue, net by business segment:
EEI and subsidiaries located in the U.S.	$19,699	$20,315	$(616)	(3)%

Subsidiaries located in South America:
Peru	2,999	1,061	1,938	183%
Chile	2,113	1,961	152	8%
Brazil	2,250	1,908	342	18%
Other	21	70	(49)	--- (1)
	7,383	5,000	2,383	48%

Total revenue, net	$27,082	$25,315	$1,767	7%

Revenue, net less subcontract costs, by business segment:
EEI and subsidiaries located in the U.S.	$16,131	$17,677	$(1,546)	(9)%

Subsidiaries located in South America:
Peru	1,749	642	1,107	172%
Chile	1,654	1,544	110	7%
Brazil	1,806	1,380	426	31%
Other	13	61	(48)	--- (1)
	5,222	3,627	1595	44%

Total revenue, net less subcontract costs	$21,353	$21,304	$49	---%

(1)	Percent change is not relevant because of the relatively immaterial amounts for all periods presented.

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

EEI and Subsidiaries Located in the U.S.

The Company records an allowance for project disallowances in other accrued liabilities for potential disallowances resulting from government audits.  During the quarter ended October 29, 2016, as a result of final settlements of projects completed in prior years, the Company reduced its allowance for project disallowances by $0.6 million, which was recorded as an addition to revenue, net on the consolidated statement of operations.  We did not record any similar adjustments during the quarter ended October 28, 2017.

Excluding the above settlement adjustments, revenues from U.S. operations decreased 5% during the current quarter compared with the same quarter of the prior year.  The decrease was primarily due to lower project activity resulting from the following factors:

•	We have experienced a trend of longer periods being required by various prospective commercial and federal clients to make contract award decisions;
•	We also have experienced longer periods being required by certain current clients to fund projects, define project scopes and schedule project work; and
•
Delivery of services under certain projects was temporarily disrupted by hurricanes on the gulf coast and in southern Florida that occurred early in the current quarter.  Although the disrupted projects returned to normal operations late in the quarter, delivery of services and related revenues has been delayed.

Subsidiaries Located in South America

Higher revenues from our Brazilian operations resulted from increased project activity in the energy transmission and wind sectors.  An economic downturn that adversely affected our Brazilian operations for several previous reporting periods stabilized during fiscal year 2017 and into the first quarter of fiscal year 2018, resulting in additional business development opportunities.  The mix of contract work along with changes in our pricing strategy generated a higher average selling rate for the current quarter, as compared to the same quarter last year.

Higher revenues from our Peruvian operations resulted from increased project activity within the energy sector.  Increases in mineral prices, gas demand and private and public investments in energy projects each contributed to strong revenue growth for our Peruvian operations.

Higher revenues from our Chilean operations were due to increased project activity within the energy and mining sectors.  Improved mineral prices have resulted in additional project opportunities during recent months.

EEI management continues to develop business development strategies that are responsive to local economic conditions while also providing synergies with the Company’s overall market development strategies.

Direct Operating Expenses

The cost of professional services and other direct operating expenses represents labor and other direct costs of providing services to our clients under our project agreements.  We refer to these expenses as “direct operating expenses.”  These costs, and fluctuations in these costs, generally result directly from related project work volumes and revenues.  Direct operating expenses, by business segment, are summarized in the following table.

	Three Months Ended
	October 28, 2017	October 29, 2016	$ Change	% Change
		($ in thousands)

EEI and subsidiaries located in the U.S.	$7,016	$7,405	$(389)	(5)%

Subsidiaries located in South America:
Peru	548	221	327	148%
Chile	862	690	172	25%
Brazil	1,050	1,045	5	---%
Other	4	49	(45)	--- (1)
	2,464	2,005	459	23%

Total direct operating expenses	$9,480	$9,410	$70	1%

(1)	Percent change is not relevant because of the relatively immaterial amounts for all periods presented.

Total direct operating expenses remained relatively unchanged during the current quarter, as compared with the same quarter of the prior fiscal year.  Higher direct costs in our South American operations were materially offset by lower costs in the U.S.  These fluctuations in direct operating expenses generally correspond with increases or decreases in project revenues.

Indirect Operating Expenses

Administrative and indirect operating expenses and marketing and related costs represent administrative and other operating costs not directly associated with the generation of revenue.  We refer to these costs as “indirect operating expenses.”  Indirect operating expenses by business segment are summarized in the following table.

	Three Months Ended
	October 28, 2017	October 29, 2016	$ Change	% Change
		($ in thousands)

EEI and subsidiaries located in the U.S.	$8,311	$8,228	$83	1%

Subsidiaries located in South America:
Peru	803	800	3	---%
Chile	728	668	60	9%
Brazil	646	541	105	19%
Other	21	10	11	--- (1)
	2,198	2,019	179	9%

Total indirect operating expenses	$10,509	$10,247	$262	3%

(1)	Percent change is not relevant because of the relatively immaterial amounts for all periods presented.

Subsidiaries Located in South America

Bad debt expense recorded in our South American operations increased $0.1 million during the current quarter, as compared with the same quarter of the prior fiscal year, due mainly to higher credit losses within our Chilean operations.  Business development expenses also increased as a result of improving economic conditions and increased business development opportunities in South America.  All other indirect operating expenses generally remained stable within our South American operations during the current quarter, as local management continued with their critical review of indirect staffing levels and key administrative processes, resulting in improved operating efficiency and successful cost containment.

Income Taxes

The estimated effective tax rate was 40.7% and 40.1% for the three months ended October 28, 2017 and October 29, 2016, respectively.

During interim reporting periods, the effective tax rate may be impacted by changes in the mix of forecasted income from the U.S. and foreign jurisdictions where the Company operates, by changes in tax rates within those jurisdictions, or by significant unusual or infrequent items that could change assumptions used in the calculation of the income tax provision.  During the three months ended October 28, 2017, there were no changes in the mix of forecasted income or tax rates, and no unusual or infrequent items that had a significant impact on the income tax provision.

Critical Accounting Policies and Use of Estimates

The Company’s condensed consolidated financial statements presented in Item 1 of this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts and contract adjustments, income taxes, impairment of long-lived assets and contingencies.  Management bases its estimates and judgments on historical experience and other factors that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2017 for a description of our critical accounting policies.

Inflation

Inflation did not have a material impact on our business during the three months ended October 28, 2017 or October 29, 2016 because a significant amount of our contracts are either cost based or contain commercial rates for services that are adjusted annually.

Off-Balance Sheet Arrangements

We had outstanding letters of credit drawn under our lines of credit to support operations of $1.9 million and $2.5 million at October 28, 2017 and July 31, 2017, respectively.  Other than these letters of credit, we did not have any off-balance sheet arrangements as of October 28, 2017 or July 31, 2017.

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

As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2017, management concluded that the Company’s internal control over financial reporting was not effective as of July 31, 2017 due to the fact that there were material weaknesses. in the Company’s internal control over financial reporting.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis.

Specifically, management identified control deficiencies related to the Company’s accounting for income taxes and management’s review controls over the financial statement close process, particularly controls related to certain non-routine and estimation processes (i.e., the goodwill impairment assessment model) and review controls related to the Company’s intercompany and consolidation process.  Although the deficiencies did not result in a material misstatement of the Company’s financial statements for any of the periods presented in this Form 10-K, management concluded that there was a reasonable possibility that, if any material misstatement had occurred, it would not have been prevented or detected on a timely basis.

Management has developed a remediation plan to address the material weaknesses noted above.  Specifically, the following controls have been established or will be established during the fiscal year ending July 31, 2018:

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

Internal Controls

Other than certain controls added or improved to address the material weakness described above, no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended October 28, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company is a named defendant in legal actions arising out of the normal course of business.  The Company is not a party to any pending legal proceeding, the resolution of which the management believes will have a material adverse effect on the Company’s results of operations, financial condition or cash flows, or to any other pending legal proceedings other than ordinary, routine litigation incidental to its business.  The Company maintains liability insurance against risks arising out of the normal course of business.  The Company’s legal proceedings are disclosed in Note 14 of the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Item 2.	Changes in Securities and Use of Proceeds

(e)  Purchased Equity Securities.  In August 2010, the Company’s Board of Directors approved a 200,000 share repurchase program.  The following table summarizes the Company’s purchases of its common stock during the three months ended October 28, 2017 under this share repurchase program:

Fiscal Year 2018 Reporting Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

August 2017	---	---	---	77,082
September 2017	---	---	---	77,082
October 2017	---	---	---	77,082

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a)	31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)
The Company filed a Current Report on Form 8-K on October 18, 2017 to announce Mr. H. John Mye III’s intention to retire from his position as Chief Financial Officer of Ecology and Environment, Inc., effective six months from the announcement date.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ecology and Environment, Inc

Date: December 12, 2017	By:	/s/ H. John Mye III
H. John Mye III
Chief Financial Officer and Treasurer Principal Financial and Accounting Officer