Form 10-Q
period 2018-01-27
ECOLOGY & ENVIRONMENT INC
filed 2018-03-13
CIK 809933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. -20549

FORM 10-Q

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 27, 2018
☐
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

At February 28, 2018, 3,008,829 shares of Registrant's Class A Common Stock (par value $.01) and 1,292,775 shares of Registrant’s Class B Common Stock (par value $.01) were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Ecology and Environment, Inc.
Condensed Consolidated Balance Sheets
Unaudited
(amounts in thousands, except share data)

	Balance at
	January 27, 2018	July 31, 2017
Assets

Current assets:
Cash, cash equivalents and restricted cash	$17,707	$13,343
Investment securities available for sale	1,486	1,498
Contract receivables, net of allowance for doubtful accounts and contract adjustments of $1,957 and $2,125, respectively	28,365	35,107
Income tax receivable	750	1,293
Other current assets	2,427	2,119

Total current assets	50,735	53,360

Property, buildings and equipment, net of accumulated depreciation of $17,500 and $16,994, respectively	4,361	4,428
Deferred income taxes	733	1,203
Other assets	1,729	1,786

Total assets	$57,558	$60,777

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$5,245	$8,073
Lines of credit	435	581
Accrued payroll costs	5,727	6,338
Current portion of long-term debt and capital lease obligations	61	382
Billings in excess of revenue	3,363	2,850
Other accrued liabilities	2,488	2,645

Total current liabilities	17,319	20,869

Income taxes payable	329	31
Deferred income taxes	3	3
Long-term debt and capital lease obligations	61	66
Commitments and contingencies (Note 15)	-	-

Shareholders' equity:
Preferred stock, par value $.01 per share (2,000,000 shares authorized; no shares issued)	-	-
Class A common stock, par value $.01 per share (6,000,000 shares authorized; 3,036,149 and 3,035,778 shares issued)	30	30
Class B common stock, par value $.01 per share; (10,000,000 shares authorized; 1,357,576 and 1,357,947 shares issued)	14	14
Capital in excess of par value	17,608	17,608
Retained earnings	23,274	23,509
Accumulated other comprehensive loss	(1,946)	(2,018)
Treasury stock, at cost (Class A common: 27,320 shares; Class B common: 64,801 shares)	(1,037)	(1,037)

Total Ecology and Environment, Inc. shareholders' equity	37,943	38,106
Noncontrolling interests	1,903	1,702

Total shareholders' equity	39,846	39,808

Total liabilities and shareholders' equity	$57,558	$60,777

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ecology and Environment, Inc.
Condensed Consolidated Statements of Operations
Unaudited
(amounts in thousands, except share data)

	Three Months Ended		Six Months Ended
	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017

Revenue, net	$25,083	$24,726	$52,165	$50,041

Cost of professional services and other direct operating expenses	9,078	9,030	18,559	18,440
Subcontract costs	5,769	5,347	11,498	9,358
Administrative and indirect operating expenses	7,290	7,478	14,748	14,860
Marketing and related costs	2,938	2,344	5,989	5,209
Depreciation and amortization	268	282	537	516

(Loss) income from operations	(260)	245	834	1,658
Net interest expense	(9)	(14)	(13)	(12)
Net foreign exchange loss	(29)	(60)	(26)	(72)
Other income (expense)	12	(6)	11	10

(Loss) income before income tax provision	(286)	165	806	1,584
Income tax provision	311	504	755	1,073

Net (loss) income	(597)	(339)	51	511

Net (income) loss attributable to noncontrolling interests	(171)	21	(286)	59

Net (loss) income attributable to Ecology and Environment, Inc.	$(768)	$(318)	$(235)	$570

Net (loss) income per common share: basic and diluted	$(0.18)	$(0.07)	$(0.05)	$0.13

Weighted average common shares outstanding: basic and diluted	4,301,604	4,294,102	4,301,604	4,293,417

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ecology and Environment, Inc.
Condensed Consolidated Statements of Comprehensive Income
Unaudited
(amounts in thousands)

	Three Months Ended		Six Months Ended
	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017

Net (loss) income including noncontrolling interests	$(597)	$(339)	$51	$511
Foreign currency translation adjustments	166	70	195	124
Unrealized investment losses, net	(13)	(20)	(16)	(31)

Comprehensive (loss) income	(444)	(289)	230	604
Comprehensive (income) loss attributable to noncontrolling interests	(264)	4	(393)	(5)

Comprehensive (loss) income attributable to Ecology and Environment, Inc.	$(708)	$(285)	$(163)	$599

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ecology and Environment, Inc.
Condensed Consolidated Statements of Cash Flows
Unaudited
(amounts in thousands)

	Six Months Ended
	January 27, 2018	January 28, 2017
Cash flows from operating activities:
Net income	$51	$511
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	537	516
Deferred income tax benefit	436	2,351
Tax impact of share-based compensation	-	(6)
Gain on sale of assets and investment securities	(1)	(3)
Net recovery of contract adjustments and doubtful accounts	(35)	(1,154)
Net bad debt (recovery) expense	(130)	167
Changes in:
- contract receivables	7,248	3,108
- other current assets	(300)	(392)
- income tax receivable	543	(2,098)
- other non-current assets	60	(25)
- accounts payable	(1,996)	(149)
- accrued payroll costs	(640)	(971)
- income taxes payable	294	(3)
- billings in excess of revenue	506	942
- other accrued liabilities	(250)	352
Net cash provided by operating activities	6,323	3,146

Cash flows from investing activities:
Proceeds from sale of subsidiaries	-	75
Purchase of property, buildings and equipment	(425)	(183)
Proceeds from sale of equipment	1	9
Purchase of investment securities	7	(15)
Net cash used in investing activities	(417)	(114)

Cash flows from financing activities:
Dividends paid	(860)	(861)
Repayment of debt	(358)	(159)
Net (repayments) borrowings under lines of credit	(152)	286
Distributions to noncontrolling interests	(192)	(673)
Net cash used in financing activities	(1,562)	(1,407)

Effect of exchange rate changes on cash and cash equivalents	20	74

Net increase in cash, cash equivalents and restricted cash	4,364	1,699
Cash, cash equivalents and restricted cash at beginning of period	13,343	10,161

Cash, cash equivalents and restricted cash at end of period	$17,707	$11,860

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$42	$77
Income taxes	78	315
Supplemental disclosure of non-cash items:
Dividends declared and not paid	-	859
Proceeds from capital lease obligations	33	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ecology and Environment, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
 (amounts in thousands, except share data)

	Class A Common Stock Shares	Class A Common Stock Amount	Class B Common Stock Shares	Class B Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulat ed Other Comprehe nsive Income (Loss)	Treasury Stock Shares	Treasury Stock Amount	Noncontrol ling Interest

Balance at July 31, 2016 (audited)	3,035,778	$30	1,357,947	$14	$16,606	$22,237	$(2,143)	104,073	$(1,172)	$2,333

Net income (loss)	-	-	-	-	-	3,015	-	-	-	(62)
Foreign currency translation adjustment	-	-	-	-	-	-	143	-	-	87
Cash dividends declared ($0.40 per share)	-	-	-	-	-	(1,719)	-	-	-	-
Unrealized investment losses, net	-	-	-	-	-	-	(18)	-	-	-
Issuance of stock under stock award plan	-	-	-	-	4	-	-	(11,952)	135	-
Tax impact of share based compensation	-	-	-	-	(6)	-	-	-	-	-
Tax impact of noncontrolling interests	-	-	-	-	-	(24)	-	-	-	24
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	(680)
Adjustment to deferred income taxes related to acquisition of noncontrolling interests in prior years	-	-	-	-	1,004	-	-	-	-	-

Balance at July 31, 2017 (audited)	3,035,778	$30	1,357,947	$14	$17,608	$23,509	$(2,018)	92,121	$(1,037)	$1,702

Net (loss) income	-	-	-	-	-	(235)	-	-	-	286
Foreign currency translation adjustment	-	-	-	-	-	-	88	-	-	107
Unrealized investment losses, net	-	-	-	-	-	-	(16)	-	-	-
Conversion of Class B common stock to Class A common stock	371	-	(371)	-	-	-	-	-	-	-
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	(192)

Balance at January 27, 2018 (unaudited)	3,036,149	$30	1,357,576	$14	$17,608	$23,274	$(1,946)	92,121	$(1,037)	$1,903

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ecology and Environment, Inc.
Notes to Condensed Consolidated Financial Statements

1.	Organization and Basis of Presentation

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

Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), including a description of significant accounting policies, have been condensed or omitted pursuant to SEC rules and regulations.  Therefore, these financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2017 filed with the Securities and Exchange Commission (the “2017 Annual Report”).  The accounting policies followed by the Company for preparation of the consolidated financial statements included in the 2017 Annual Report were also followed for this interim report.  The condensed consolidated results of operations for the three and six months ended January 27, 2018 are not necessarily indicative of the results for any subsequent period or the entire fiscal year ending July 31, 2018.

2.	Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) establishes changes to U.S. GAAP in the form of accounting standards updates (“ASUs”) to the FASB Accounting Standards Codification.  The Company considers the applicability and impact of all ASUs when they are issued by FASB.  ASUs listed below were either adopted by the Company during its current fiscal year, or will be adopted as each ASU becomes effective during future reporting periods.  ASUs not listed below were assessed to be not applicable to the Company’s operations or are expected to have minimal impact on the Company’s consolidated financial position or results of operations.

Accounting Pronouncements Adopted During the Six Months Ended January 27, 2018

The Company did not adopt any ASUs during the six months ended January 27, 2018 that had, or are expected to have, a material impact on its consolidated financial position or results of operations.

Accounting Pronouncements Not Yet Adopted as of January 27, 2018

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

3.	U.S. Tax Reform

On December 22, 2017, the U.S. government enacted comprehensive tax legislation referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly revised U.S. corporate income tax regulations including, among other things, lowering U.S. corporate income tax rates and implementing a territorial tax system.

The changes included in the Tax Act are broad and complex.  The tax provision recorded for the three and six months ended January 27, 2018 reflects management’s estimates of the Tax Act’s impacts.  The SEC has issued rules that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize and record the related tax impacts. Management intends to finalize and record any adjustments related to implementation of Tax Act provisions by the end of the Company’s fiscal year ending July 31, 2018.  The final transition impacts of the Tax Act may differ from current estimates due to, among other things, changes in interpretations of the Tax Act, subsequent legislative action to further revise the Tax Act, changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or updates or changes to the Company’s estimates utilized to calculate the transition impacts.

Specific impacts of the Tax Act are summarized in Note 9 of these condensed consolidated financial statements.

4.	Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash are summarized in the following table.

	Balance at
	January 27, 2018	July 31, 2017
	(in thousands)
Cash and cash equivalents	$17,412	$13,029
Restricted cash	295	314
Total cash, cash equivalents and restricted cash	$17,707	$13,343

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  The Company invests cash in excess of operating requirements in income-producing short-term investments.  Money market funds of $0.4 million and $0.2 million were included in cash and cash equivalents in the table above at January 27, 2018 and July 31, 2017, respectively.

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

The Company monitors the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy.  Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another.  In such instances, the Company reports the transfer as of the beginning of the reporting period.  The Company evaluated the significance of transfers between levels based upon the nature of the financial instrument.  There were no transfers in or out of levels 1, 2 or 3, respectively during the six months ended January 27, 2018 or the fiscal year ended July 31, 2017.

The carrying amount of cash, cash equivalents and restricted cash approximated fair value at January 27, 2018 and July 31, 2017.  These assets were classified as level 1 instruments at both dates.

Investment securities available for sale of $1.5 million at January 27, 2018 and July 31, 2017 primarily included mutual funds invested in U.S. municipal bonds, which the Company may immediately redeem without prior notice.  These mutual funds are valued at the net asset value (“NAV”) of shares held by the Company at period end as a practical expedient to estimate fair value.  These mutual funds are deemed to be actively traded, are required to publish their daily NAV and are required to transact at that price.

Unrealized gains or losses related to investment securities available for sale are recorded in accumulated other comprehensive income, net of applicable income taxes in the accompanying condensed consolidated balance sheets and condensed consolidated statements of changes in shareholders' equity.  The cost basis of securities sold is based on the specific identification method.  The Company had unrealized losses of less than $0.1 million recorded in accumulated other comprehensive income during the six months ended January 27, 2018 and January 28, 2017.  Reclassification adjustments out of accumulated other comprehensive income are included within gain on sale of assets on the accompanying condensed consolidated statements of operations.  The Company did not record any sales of investment securities during the six months ended January 27, 2018 and January 28, 2017.

Long-term debt consists of bank loans and capitalized equipment leases.  Lines of credit consist of borrowings for working capital requirements.  Based on the Company's assessment of the current financial market and corresponding risks associated with the debt and line of credit borrowings, management believes that the carrying amount of these liabilities approximated fair value at January 27, 2018 and July 31, 2017.  These liabilities were classified as level 2 instruments at both dates.

There were no financial instruments classified as level 3 at January 27, 2018 or July 31, 2017.

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

Contract Receivables, Net

Contract receivables, net are summarized in the following table.

	Balance at
	January 27, 2018	July 31, 2017
	(in thousands)
Contract Receivables:
Billed	$14,858	$16,033
Unbilled	15,464	21,199
	30,322	37,232
Allowance for doubtful accounts and contract adjustments	(1,957)	(2,125)
Contract receivables, net	$28,365	$35,107

Billed contract receivables included contractual retainage balances of $1.2 million and $1.1 million at January 27, 2018 and July 31, 2017, respectively.  Management anticipates that the Company will substantially bill and collect the unbilled receivables and retainage balances outstanding at January 27, 2018 within one year.

Contract Receivable Concentrations

Significant concentrations of contract receivables and the allowance for doubtful accounts and contract adjustments are summarized in the following table.

	Balance at January 27, 2018		Balance at July 31, 2017
	Total Billed and Unbilled Contract Receivables	Allowance for Doubtful Accounts and Contract Adjustments	Total Billed and Unbilled Contract Receivables	Allowance for Doubtful Accounts and Contract Adjustments
	(in thousands)

EEI and its subsidiaries located in the U.S.	$17,375	$595	$25,528	$797
Subsidiaries located in South America	12,947	1,362	11,704	1,328
Totals	$30,322	$1,957	$37,232	$2,125

Contract adjustments related to projects in the United States, Canada and South America typically result from cost overruns related to current or recently completed projects, or from recoveries of cost overruns recorded as contract adjustments in prior reporting periods.

The allowance for doubtful accounts and contract adjustments as a percentage of contract receivables at the Company’s subsidiaries located in South America was 11% at January 27, 2018 and July 31, 2017.  During the first six months of fiscal year 2018, unstable local economies continued to adversely impact certain of the Company’s South American clients, resulting in increased collection risks and the Company incurring project costs that it may not recover for several months.  Management is monitoring any adverse trends or events that may impact the realizability of recorded receivables from our South American clients.

Allowance for Doubtful Accounts and Contract Adjustments

Activity within the allowance for doubtful accounts and contract adjustments is summarized in the following table.

	Three Months Ended		Six Months Ended
	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017
	(in thousands)
Balance at beginning of period	$2,127	$6,882	$2,125	$6,792
Net increase (decrease) due to adjustments in the allowance for:
Contract adjustments (1)	(35)	(4,895)	(35)	(4,940)
Doubtful accounts (2)	(135)	60	(133)	195
Balance at end of period	$1,957	$2,047	$1,957	$2,047

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

During the three months ended January 28, 2017, the Company wrote-off $4.9 million of aged and fully reserved contract receivable balances related to a specific project in the Middle East, based on management’s assessment that cash collections were not likely.

7.	Lines of Credit

Unsecured lines of credit are summarized in the following table.

	Balance at
	January 27, 2018	July 31, 2017
	(in thousands)
Outstanding cash draws, recorded as lines of credit on the accompanying condensed consolidated balance sheets	$435	$581
Short-term loans issued under lines of credit	---	200
Outstanding letters of credit to support operations	1,908	2,511
Total amounts used under lines of credit	2,343	3,292
Remaining amounts available under lines of credit	37,783	36,529
Total approved unsecured lines of credit	$40,126	$39,821

As of January 27, 2018, contractual interest rates for lines of credit ranged from 3.37% to 4.12% for the Company’s U.S. operations and 9.12% to 13.42% for the Company’s South American operations.  The Company’s lenders have reaffirmed the lines of credit within the past twelve months.

8.	Debt and Capital Lease Obligations

Debt and capital lease obligations are summarized in the following table.

	Balance at
	January 27, 2018	July 31, 2017
	(in thousands)

Bank loan (interest rate 2.94% at January 27, 2018)	$39	$328
Capital lease obligations (interest rates ranging from 7.36% to 15.09% at January 27, 2018)	83	120
	122	448
Current portion of long-term debt and capital lease obligations	(61)	(382)
Long-term debt and capital lease obligations	$61	$66

The aggregate maturities of long-term debt and capital lease obligations as of January 27, 2018 are summarized in the following table.

Twelve Months Ended January 27,	Amount
(in thousands)

2019	$61
2020	37
2021	24
Total	$122

9.	Income Taxes

The estimated effective tax rate was 93.7% and 67.7% for the six months ended January 27, 2018 and January 28, 2017, respectively.  During interim reporting periods, the effective tax rate may be impacted by changes in the mix of forecasted income from the U.S. and foreign jurisdictions where the Company operates, by changes in tax rates within those jurisdictions, or by significant unusual or infrequent items that could change assumptions used in the calculation of the income tax provision.

The Tax Act (refer to Note 3 of these condensed consolidated financial statements) lowered the Company’s statutory federal tax rate from 34% (effective through December 31, 2017) to 21% (effective January 1, 2018).  As the Company has a July 31 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in an average statutory federal tax rate of approximately 26% for the fiscal year ending July 31, 2018, and 21% for subsequent fiscal years.  Due to the Company’s minimal loss from U.S. operations, the reduction in the statutory federal tax rate did not have a material impact on the income tax provision related to pre-tax income during the three months ended January 27, 2018.

The reduction of the statutory federal tax rate also resulted in revaluation of the Company’s U.S. deferred tax assets and liabilities.  Revaluation is based on the tax rates at which the deferred tax assets and liabilities are expected to reverse in the future, which is generally 21%.  The Company recorded an estimated net deferred tax expense of $0.3 million during the three months ended January 27, 2018 as a result of revaluation of deferred tax assets and liabilities.

The Tax Act includes provisions for a territorial federal tax system that:
•
imposes a U.S. federal tax on historical cumulative earnings of foreign subsidiaries, replacing the previous system of taxing the earnings of foreign subsidiaries only as they were repatriated to the U.S. in the form of dividends;

•	eliminates or reduces the ability to utilize certain foreign tax credits that existed prior to enactment of the Tax Act; and
•	provides for a deduction for dividends received from foreign subsidiaries.

The Company recorded net estimated federal tax expense of $0.1 million related to these territorial tax provisions during the three months ended January 27, 2018, representing the net of a one-time transition tax of $0.3 million on cumulative earnings of foreign subsidiaries, offset by $0.2 million of benefit from outstanding unpaid dividends from a foreign subsidiary.  As of January 27, 2018, the Company recorded the $0.3 million transition tax as a non-current income tax liability, which management expects to pay over an eight year period allowed in the Tax Act.

There are other transitional impacts of the Tax Act, certain of which were estimated to have an immaterial impact on the income tax provision for the three and six months ended January 27, 2018, and certain of which will become effective during future fiscal years.

The effective tax rate for the six months ended January 28, 2017 includes the tax impact of the Company’s portion of dividends declared by its majority owned subsidiary in Chile and reversal of a deferred tax asset previously maintained by the Company’s majority owned subsidiary in Peru.

10.	Other Accrued Liabilities

Other accrued liabilities are summarized in the following table.

	Balance at
	January 27, 2018	July 31, 2017
	(in thousands)

Allowance for project disallowances	$687	$687
Dividends payable to noncontrolling shareholders of majority-owned subsidiaries	557	517
Other accrued expenses	1,244	1,441
Total other accrued liabilities	$2,488	$2,645

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

	Three Months Ended		Six Months Ended
	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017
	(in thousands)
Balance at beginning of period	$687	$1,173	$687	$1,819
Reduction of settlement estimate recorded in prior periods	---	(462)	---	(1,108)
Balance at end of period	$687	$711	$687	$711

Settlements of certain contracts completed during prior fiscal years were finalized during the six months ended January 28, 2017, resulting in no cash received or paid during the period.

Dividends payable to noncontrolling shareholders of majority-owned subsidiaries includes dividends declared by a subsidiary in South America during the first half of fiscal year 2017.  As of January 28, 2018, management anticipates that these dividends payable will be paid within one year.

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

In October 2016, the Company’s Board of Directors adopted the current supplemental plan (the “2016 Stock Award Plan”).  The 2016 Stock Award Plan permits awards of up to 200,000 shares of Class A Common Stock for a period of up to five years until its termination in October 2021.  As of January 27, 2018, the Company issued a total of 7,502 Class A shares under the 2016 Stock Award Plan, valued at less than $0.1 million, to four directors as a portion of their annual compensation.  These shares will fully vest in April 2018 upon expiration of certain restrictions regarding transfer of the shares.

EEI recorded non-cash compensation expense of less than $0.1 million during the six months ended January 27, 2018 and January 28, 2017.

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

Cash Dividends

The Company declared and accrued $0.9 million of cash dividends in January 2017, which were paid in February 2017. The Company paid dividends of $0.9 million in August 2017 and 2016 that were declared and accrued in prior periods.

The Company declared and paid $0.9 million of cash dividends in February 2018.

Stock Repurchase Plan

In August 2010, the Company’s Board of Directors approved a program for repurchase of 200,000 shares of Class A common stock (the “Stock Repurchase Program”).  As of January 27, 2018, the Company repurchased 122,918 shares of Class A stock, and 77,082 shares had yet to be repurchased under the Stock Repurchase Program.  The Company did not acquire any Class A shares under the Stock Repurchase Program during the six months ended January 27, 2018 or January 28, 2017.

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

The Company considers acquiring additional interests in majority owned subsidiaries when noncontrolling shareholders express their intent to sell their interests.  The Company settles and records acquisitions of noncontrolling interests at amounts that approximate fair value.  Purchases of noncontrolling interests are recorded as reductions of shareholders’ equity on the condensed consolidated statements of shareholders’ equity.  The Company did not acquire additional interest in any of its majority-owned subsidiaries during the six months ended January 27, 2018 or January 28, 2017.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are summarized in the following table.

	Balance at
	January 27, 2018	July 31, 2017
	(in thousands)

Unrealized net foreign currency translation losses	$(1,945)	$(2,033)
Unrealized net investment (losses) gains on available for sale investments	(1)	15
Total accumulated other comprehensive loss	$(1,946)	$(2,018)

13.	Earnings Per Share

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

The computation of earnings per share is included in the following table.

	Three Months Ended			Six Months Ended
	January 27, 2018		January 28, 2017	January 27, 2018		January 28, 2017
	(in thousands, except share and per share amounts)

Net (loss) income attributable to Ecology and Environment, Inc.		$(768)	$(318)		$(235)	$570
Dividends declared		---	(859)		---	(859)
Balance at end of period		$(768)	$(1,177)		$(235)	$(289)

Weighted-average common shares outstanding - basic and diluted		4,301,604	4,294,102		4,301,604	4,293,417

Distributed earnings per share - basic and diluted	$	---	$0.20	$	---	$0.20
Undistributed earnings (distributions in excess of earnings) per share - basic and diluted		(0.18)	(0.27)		(0.05)	(0.07)
Net income per common share - basic and diluted		$(0.18)	$(0.07)		$(0.05)	$0.13

14.	Segment Reporting

The Company reports segment information based on the geographic location of EEI and its direct and indirect subsidiaries (for revenues) and the location of its offices (for long-lived assets).  Revenue, net by business segment is summarized in the following table.

	Three Months Ended		Six Months Ended
	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017
	(in thousands)

EEI and its subsidiaries located in the U.S.	$17,050	$18,950	$36,748	$39,265

Subsidiaries located in South America:
Peru	2,690	1,675	5,689	2,737
Chile	3,128	2,096	5,242	4,057
Brazil	2,145	1,931	4,395	3,838
Other	70	74	91	144
	8,033	5,776	15,417	10,776

Total revenue, net	$25,083	$24,726	$52,165	$50,041

Long-lived assets by business segment are summarized in the following table.

	Balance at
	January 27, 2018	July 31, 2017
	(in thousands)

EEI and its subsidiaries located in the United States	$3,095	$3,293
Subsidiaries located in South America	1,266	1,135

15.	Commitments and Contingencies

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

On February 4, 2011, the Chico Mendes Institute of Biodiversity Conservation of Brazil (the “Institute”) issued a Notice of Infraction to ecology and environment do Brasil Ltda. ("E&E Brasil"), a majority-owned subsidiary of EEI.  The Notice of Infraction concerned the taking and collecting wild animal specimens without authorization by the competent authority and imposed a fine of 520,000 Reais against E&E Brasil.   The Institute also filed Notices of Infraction against four employees of E&E Brasil alleging the same claims and imposed fines against those individuals that, in the aggregate, were equal to the fine imposed against E&E Brasil.  No claim has been made against EEI.

E&E Brasil has filed court claims appealing the administrative decisions of the Institute for E & E Brasil’s employees that: (a) deny the jurisdiction of the Institute; (b) state that the Notice of Infraction is constitutionally vague; and (c) affirmatively state that E&E Brasil had obtained the necessary permits for the surveys and collections of specimens under applicable Brazilian regulations and that the protected conservation area is not clearly marked to show its boundaries.  The claim of violations against one of the four employees was dismissed.  The remaining three employees have fines assessed against them that are being appealed through the federal courts. Violations against E&E Brasil are pending agency determination.  At January 27, 2018, the Company maintained a reserve of approximately $0.4 million in other accrued liabilities related to these claims.

Contract Termination Provisions

Certain contracts contain termination provisions under which the customer may, without penalty, terminate the contracts upon written notice to the Company.  In the event of termination, the Company would be paid only termination costs in accordance with the particular contract.  Generally, termination costs include unpaid costs incurred to date, earned fees and any additional costs directly allocable to the termination.  The Company did not experience early termination of any material contracts during the six months ended January 27, 2018 or during the fiscal year ended July 31, 2017.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report on Form 10-Q (the “Quarterly Report”) to “EEI” refer to Ecology and Environment, Inc., a New York corporation.  References to “the Company,” “we,” “us,” “our,” or similar terms refer to EEI together with its consolidated subsidiaries.

Executive Overview

The Company reported a consolidated loss of $0.18 per share for the three months ended January 27, 2018, $0.11 lower than the loss of $0.07 per share reported for the same quarter last year.  A consolidated loss of $0.05 per share for the six months ended January 27, 2018 was $0.18 lower than income of $0.13 per share reported for the prior year.  Lower net income before income tax provision during the second quarter and first half of fiscal year 2018 primarily resulted from lower revenues from our U.S. operations, which were partially offset by significant improvement in South American revenues and net income.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly revised U.S. corporate income tax regulations including, among other things, lowering U.S. corporate income tax rates and implementing a territorial tax system.  Enactment of the Tax Act resulted in net adjustments that increased our income tax provision by approximately $0.4 million, and effectively reduced earnings by $0.10 per share during the current quarter.  Specific impacts of the Tax Act are summarized below in the income taxes commentary.

We manage our operations through distinct reporting segments that are based on the geographic location of our parent company and subsidiary operations.  The following tables include selected financial information by business segment for the three and six months ended January 27, 2018 and January 28, 2017.  Refer to “Results of Operations” below for further commentary regarding the Company’s revenues and expenses for the three and six months ended January 27, 2018.

	Three Months Ended
	January 27, 2018	January 28, 2017	$ Change	% Change
	($ in thousands)

EEI and subsidiaries located in the United States:
Revenue, net	$17,050	$18,950	$(1,900)	(10)%
Revenue, net less subcontract costs (1)	13,634	15,240	(1,606)	(11)%
Direct operating expenses (2)	6,395	6,939	(544)	(8)%
Indirect operating expenses (3)	7,745	7,782	(37)	---%
(Loss) income before income tax provision	(782)	236	(1,018)	(431)%
Net (loss) attributable to EEI	(950)	(5)	(945)	--- (4)

Subsidiaries located in South America:
Revenue, net	$8,033	$5,776	$2,257	39%
Revenue, net less subcontract costs (1)	5,680	4,139	1,541	37%
Direct operating expenses (2)	2,683	2,091	592	28%
Indirect operating expenses (3)	2,483	2,040	443	22%
Income (loss) before income tax provision	496	(71)	567	--- (4)
Net income (loss) attributable to EEI	182	(313)	495	--- (4)

Consolidated totals:
Revenue, net	$25,083	$24,726	$357	1%
Revenue, net less subcontract costs (1)	19,314	19,379	(65)	---%
Direct operating expenses (2)	9,078	9,030	48	1%
Indirect operating expenses (3)	10,228	9,822	406	4%
(Loss) income before income tax provision	(286)	165	(451)	(273)%
Net (loss) attributable to EEI	(768)	(318)	(450)	--- (4)

(1)	Revenue, net less subcontract costs, which is a key operating metric for our company, represents revenue, net less subcontract costs from the condensed consolidated statements of operations.
(2)	Direct operating expenses consist of cost of professional services and other direct operating expenses from the condensed consolidated statements of operations.
(3)	Indirect operating expenses consist of administrative and indirect operating expenses and marketing and related costs from the condensed consolidated statements of operations.
(4)	Percent change is not relevant because the prior year amount is negative.

	Six Months Ended
	January 27, 2018	January 28, 2017	$ Change	% Change
	($ in thousands)

EEI and subsidiaries located in the United States:
Revenue, net	$36,748	$39,265	$(2,517)	(6)%
Revenue, net less subcontract costs (1)	29,767	32,917	(3,150)	(10)%
Direct operating expenses (2)	13,413	14,345	(932)	(6)%
Indirect operating expenses (3)	16,056	16,010	46	---%
(Loss) income before income tax provision	(275)	1,891	(2,166)	(115)%
Net (loss) income attributable to EEI	(719)	1,101	(1,820)	(165)%

Subsidiaries located in South America:
Revenue, net	$15,417	$10,776	$4,641	43%
Revenue, net less subcontract costs (1)	10,900	7,766	3,134	40%
Direct operating expenses (2)	5,146	4,095	1,051	26%
Indirect operating expenses (3)	4,681	4,059	622	15%
Income (loss) before income tax provision	1,081	(307)	1,388	--- (4)
Net income (loss) attributable to EEI	484	(531)	1,015	--- (4)

Consolidated totals:
Revenue, net	$52,165	$50,041	$2,124	4%
Revenue, net less subcontract costs (1)	40,667	40,683	(16)	---%
Direct operating expenses (2)	18,559	18,440	119	1%
Indirect operating expenses (3)	20,737	20,069	668	3%
Income before income tax provision	806	1,584	(778)	(49)%
Net income attributable to EEI	(235)	570	(805)	(141)%

(1)	Revenue, net less subcontract costs, which is a key operating metric for our company, represents revenue, net less subcontract costs from the condensed consolidated statements of operations.
(2)	Direct operating expenses consist of cost of professional services and other direct operating expenses from the condensed consolidated statements of operations.
(3)	Indirect operating expenses consist of administrative and indirect operating expenses and marketing and related costs from the condensed consolidated statements of operations.
(4)	Percent change is not relevant because the prior year amount is negative.

Liquidity and Capital Resources

Cash, cash equivalents and restricted cash increased $4.3 million during the first six months of fiscal year 2018.  Excluding payment of $0.9 million of dividends to shareholders that was approved on a discretionary basis by the Company’s Board of Directors, cash generated from operations exceeded cash required to fund investing and financing activities by $5.2 million during the period.

We maintain $40.1 million of unsecured lines of credit available for working capital and letters of credit as of January 27, 2018 at contractual interest rates ranging from 3.37% to 4.12% in the U.S. and 9.12% to 13.42% in South America.  Cash advances of $0.4 million and letters of credit of $1.9 million were outstanding under our lines of credit as of January 27, 2018.  Our lenders have reaffirmed the lines of credit within the past twelve months.

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

We intend to reinvest net cash generated from undistributed foreign earnings into operations and business expansion opportunities outside the U.S.  Excess cash accumulated by any foreign subsidiary, beyond that necessary to fund operations or business expansion, may be repatriated to the U.S. at the discretion of the Boards of Directors of the respective entities.  The Company repatriated $0.4 million of dividends from foreign subsidiaries, net of local taxes, during the six months ended January 27, 2018.

During fiscal year 2017, one of the Company’s majority owned subsidiaries in South America declared a total of $1.5 million of dividends to its shareholders, of which $0.2 million was paid to minority shareholders and $0.2 million was repatriated to the U.S., net of local taxes, as of January 27, 2018.  As of January 27, 2018, management anticipates that these dividends payable will be paid within one year.

The Tax Act resulted in a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries of approximately $0.3 million which will be paid, without incurring interest, over a period of up to eight years.

Contract Receivable Concentration Risk

Significant concentrations of contract receivables and the allowance for doubtful accounts and contract adjustments are summarized in the following table.

	Balance at January 27, 2018		Balance at July 31, 2017
	Total Billed and Unbilled Contract Receivables	Allowance for Doubtful Accounts and Contract Adjustments	Total Billed and Unbilled Contract Receivables	Allowance for Doubtful Accounts and Contract Adjustments
	(in thousands)

EEI and its subsidiaries located in the U.S.	$17,375	$595	$25,528	$797
Subsidiaries located in South America	12,947	1,362	11,704	1,328
Totals	$30,322	$1,957	$37,232	$2,125

Contract adjustments related to projects in the United States, Canada and South America typically result from cost overruns related to current or recently completed projects, or from recoveries of cost overruns recorded as contract adjustments in prior reporting periods.

The allowance for doubtful accounts and contract adjustments as a percentage of contract receivables at the Company’s subsidiaries located in South America was 11% at January 27, 2018 and July 31, 2017.  During the first quarter of fiscal year 2018, unstable local economies continued to adversely impact certain of our South American clients, resulting in increased collection risks and the Company incurring project costs that it may not recover for several months.  Although there are indications of economic recovery in certain countries, management is monitoring any adverse trends or events that may impact the realizability of recorded receivables from our South American clients.

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

Our firm backlog of uncompleted projects is summarized by business segment in the following table.

	Amount as of
	January 27, 2018	July 31, 2017	January 28, 2017
	(in thousands)

Total firm backlog of uncompleted contracts:
EEI and its subsidiaries located in the United States	$66,613	$71,642	$62,023
Subsidiaries located in South America	21,123	20,744	21,939
Consolidated totals	$87,736	$92,386	$83,962

Anticipated completion of firm backlog in next twelve months:
EEI and its subsidiaries located in the United States	$35,888	$38,814	$37,525
Subsidiaries located in South America	14,782	14,660	15,663
Consolidated totals	$50,670	$53,474	$53,188

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

The consulting work is performed under a mix of time and materials, fixed price and cost-plus, and contracts.  Contracts are required from all customers.  Revenue is recognized as follows:

Contract Type	Work Type	Revenue Recognition Policy

Time and materials	Consulting	As incurred at contract rates.

Fixed price	Consulting	Percentage of completion, approximating the ratio of either total costs or Level of Effort (LOE) hours incurred to date to total estimated costs or LOE hours.

Cost-plus	Consulting	Costs as incurred plus fees. Fees are recognized as revenue using percentage of completion determined by the percentage of LOE hours incurred to total LOE hours in the respective contracts.

Revenue, net associated with these contract types are summarized in the following table.

	Three Months Ended		Six Months Ended
	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017
	(in thousands)
Time and materials	$9,337	$10,587	$19,195	$22,646
Fixed price	11,013	10,005	21,810	19,308
Cost-plus	4,733	4,134	11,160	8,087
Total revenue, net	$25,083	$24,726	$52,165	$50,041

Revenue, net and revenue less subcontract costs, by business entity, are summarized in the following tables.

	Three Months Ended
	January 27, 2018	January 28, 2017	$ Change	% Change
	($ in thousands)
Revenue, net by business segment:
EEI and subsidiaries located in the U.S.	$17,050	$18,950	$(1,900)	(10)%

Subsidiaries located in South America:
Peru	2,690	1,675	1,015	61%
Chile	3,128	2,096	1,032	49%
Brazil	2,145	1,931	214	11%
Other	70	74	(4)	--- (1)
	8,033	5,776	2,257	39%

Total revenue, net	$25,083	$24,726	$357	1%

Revenue, net less subcontract costs, by business segment:
EEI and subsidiaries located in the U.S.	$13,634	$15,240	$(1,606)	(11)%

Subsidiaries located in South America:
Peru	1,506	1,008	498	49%
Chile	2,397	1,473	924	63%
Brazil	1,747	1,593	154	10%
Other	30	65	(35)	--- (1)
	5,680	4,139	1,541	37%

Total revenue, net less subcontract costs	$19,314	$19,379	$(65)	---%

	Six Months Ended
	January 27, 2018	January 28, 2017	$ Change	% Change
	($ in thousands)
Revenue, net by business segment:
EEI and subsidiaries located in the U.S.	$36,748	$39,265	$(2,517)	(6)%

Subsidiaries located in South America:
Peru	5,689	2,737	2,952	108%
Chile	5,242	4,057	1,185	29%
Brazil	4,395	3,838	557	15%
Other	91	144	(53)	--- (1)
	15,417	10,776	4,641	43%

Total revenue, net	$52,165	$50,041	$2,124	4%

Revenue, net less subcontract costs, by business segment:
EEI and subsidiaries located in the U.S.	$29,767	$32,917	$(3,150)	(10)%

Subsidiaries located in South America:
Peru	3,254	1,651	1,603	97%
Chile	4,051	3,017	1,034	34%
Brazil	3,552	2,972	580	20%
Other	43	126	(83)	--- (1)
	10,900	7,766	3,134	40%

Total revenue, net less subcontract costs	$40,667	$40,683	$(16)	---%

(1)	Percent change is not relevant because of the relatively immaterial amounts for all periods presented.

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

Consolidated revenues decreased slightly during the current quarter and the first half of fiscal year 2018, as lower revenues from U.S. operations were offset by significantly higher revenues from subsidiary operations in South America.

EEI and Subsidiaries Located in the U.S.

The Company records an allowance for project disallowances in other accrued liabilities for potential disallowances resulting from government audits.  During the quarter and six months ended January 28, 2017, as a result of final settlements of projects completed in prior years, the Company reduced its allowance for project disallowances by $0.5 million and $1.1 million, respectively, which was recorded as an addition to revenue, net on the consolidated statement of operations.  We did not record any similar adjustments during the quarter or six months ended January 27, 2018.

Excluding the above settlement adjustments, revenues from U.S. operations decreased 8% during the current quarter and decreased 4% during the first half of fiscal year 2018, compared with the same periods of the prior year.  Lower revenues were primarily due to lower project activity resulting from the following factors:
•	We have experienced a trend of longer periods being required by various prospective commercial and federal clients to make contract award decisions;
•	We have also experienced a trend of longer periods being required by certain current clients to fund projects, define project scopes and schedule project work; and
•	Weather related delays also impacted work delivery schedules for certain federal and state projects.

Subsidiaries Located in South America

Higher revenues from our Brazilian operations resulted from increased project activity in the energy transmission and wind sectors.  An economic downturn that adversely affected our Brazilian operations for several previous reporting periods stabilized during fiscal year 2017 and the first half of fiscal year 2018, resulting in additional business development opportunities.  The mix of contract work along with changes in our pricing strategy generated a higher average selling rate for the first half of this year, as compared to the same period last year.

Higher revenues from our Peruvian operations resulted from increased project activity within the energy sector.  Increases in mineral prices, gas demand and private and public investments in energy projects each contributed to strong revenue growth in Peru.

Higher revenues from our Chilean operations were due to increased project activity within the transmission, industrial and mining sectors.  Improved mineral prices continued to result in additional project opportunities during fiscal year 2018.

EEI and local subsidiary management continue to develop business development strategies that are responsive to local economic conditions while also providing synergies with the Company’s overall market development strategies.

Direct Operating Expenses

The cost of professional services and other direct operating expenses represents labor and other direct costs of providing services to our clients under our project agreements.  We refer to these expenses as “direct operating expenses.”  These costs, and fluctuations in these costs, generally result directly from related project work volumes and revenues.  Direct operating expenses, by business segment, are summarized in the following tables.

	Three Months Ended
	January 27, 2018	January 28, 2017	$ Change	% Change
	($ in thousands)

EEI and subsidiaries located in the U.S.	$6,395	$6,939	$(544)	(8	) %

Subsidiaries located in South America:
Peru	540	303	237	78%
Chile	1,113	734	379	52%
Brazil	1,006	1,028	(22)	(2)%
Other	24	26	(2)	---	(1)
	2,683	2,091	592	28%

Total direct operating expenses	$9,078	$9,030	$48	1%

	Six Months Ended
	January 27, 2018	January 28, 2017	$ Change	% Change
	($ in thousands)

EEI and subsidiaries located in the U.S.	$13,413	$14,345	$(932)	(6	) %

Subsidiaries located in South America:
Peru	1,088	523	565	108%
Chile	1,975	1,424	551	39%
Brazil	2,055	2,073	(18)	(1	) %
Other	28	75	(47)	---	(1)
	5,146	4,095	1,051	26%

Total direct operating expenses	$18,559	$18,440	$119	1%

(1)	Percent change is not relevant because of the relatively immaterial amounts for all periods presented.

Consolidated direct operating expenses were slightly higher during the current quarter and first half of fiscal year 2018, as compared with the same periods last year.  Higher direct costs in our South American operations were materially offset by lower costs in the U.S.  These fluctuations in direct operating expenses generally correspond with increases or decreases in project revenues.

Indirect Operating Expenses

Administrative and indirect operating expenses and marketing and related costs represent administrative and other operating costs not directly associated with the generation of revenue.  We refer to these costs as “indirect operating expenses.”  Indirect operating expenses by business segment are summarized in the following tables.

	Three Months Ended
	January 27, 2018	January 28, 2017	$ Change	% Change
	($ in thousands)

EEI and subsidiaries located in the U.S.	$7,745	$7,782	$(37)	---%

Subsidiaries located in South America:
Peru	857	947	(90)	(10)%
Chile	745	448	297	66%
Brazil	861	576	285	49%
Other	20	69	(49)	--- (1)
	2,483	2,040	443	22%

Total indirect operating expenses	$10,228	$9,822	$406	4%

	Six Months Ended
	January 27, 2018	January 28, 2017	$ Change	% Change
	($ in thousands)

EEI and subsidiaries located in the U.S.	$16,056	$16,010	$46	---%

Subsidiaries located in South America:
Peru	1,660	1,747	(87)	(5)%
Chile	1,473	1,115	358	32%
Brazil	1,507	1,118	389	35%
Other	41	79	(38)	--- (1)
	4,681	4,059	622	15%

Total indirect operating expenses	$20,737	$20,069	$668	3%

(1)	Percent change is not relevant because of the relatively immaterial amounts for all periods presented.

Subsidiaries Located in the U.S.

Indirect operating expenses in our U.S operations remained relatively unchanged during the second quarter and first half of fiscal year 2018, as compared with the same periods last year.  Business development related expenses were significantly higher throughout the first half of fiscal year 2018 due to focus on specific expanded marketing initiatives and proposal activity.  Higher business development related expenses were partially offset by:
•	Lower bad debt expenses, primarily due to reversal of specific reserves that had been recorded during the prior fiscal year; and
•	Lower cash bonus expense resulting from lower 2018 year-to-date earnings.

Subsidiaries Located in South America

Indirect operating expenses in our South American operations were 22% and 15% higher during the second quarter and first half of fiscal year 2018, respectively, as compared with the same periods last year.  Business development related expenses were significantly higher during fiscal year 2018, mainly during the second quarter, as improved economic conditions within our South American markets have led to increased investment in environmental projects and increased opportunities for our subsidiaries to obtain new work.  We also recorded higher cash bonus expense accruals during the first half of fiscal year 2018 due to improved earnings.  Higher business development and bonus expenses were partially offset by lower bad debt and staff severance expenses, which reflect improved economic conditions and expanded workforces necessary to provide services for new projects.

Income Taxes

Our estimated effective tax rate was 93.7% and 67.7% for the six months ended January 27, 2018 and January 28, 2017, respectively.  The effective tax rate may be impacted by changes in tax rates and other tax regulations in U.S. and foreign jurisdictions where the Company operates, changes in the mix of forecasted income from those jurisdictions, or by significant unusual or infrequent items that could change assumptions used in the calculation of the income tax provision.

The Tax Act lowered the Company’s statutory federal tax rate from 34% (effective through December 31, 2017) to 21% (effective January 1, 2018).  As the Company has a July 31 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in an average statutory federal tax rate of approximately 26% for the fiscal year ending July 31, 2018, and 21% for subsequent fiscal years.  Due to the Company’s minimal loss from U.S. operations, the reduction in the statutory federal tax rate did not have a material impact on the income tax provision related to pre-tax income during the three months ended January 27, 2018.

The reduction of the statutory federal tax rate also resulted in revaluation of the Company’s U.S. deferred tax assets and liabilities.  Revaluation is based on the tax rates at which the deferred tax assets and liabilities are expected to reverse in the future, which is generally 21%.  The Company recorded an estimated net deferred tax expense of $0.3 million during the three months ended January 27, 2018 as a result of revaluation of deferred tax assets and liabilities.

The Tax Act includes provisions for a territorial federal tax system that:
•
imposes a U.S. federal tax on historical cumulative earnings of foreign subsidiaries, replacing the previous system of taxing the earnings of foreign subsidiaries only as they were repatriated to the U.S. in the form of dividends;

•	eliminates or reduces the ability to utilize certain foreign tax credits that existed prior to enactment of the Tax Act; and
•	provides for a deduction for dividends received from foreign subsidiaries.

The Company recorded net estimated federal tax expense of $0.1 million related to these territorial tax provisions during the three months ended January 27, 2018, representing the net of a one-time transition tax of $0.3 million on cumulative earnings of foreign subsidiaries, offset by $0.2 million of benefit from outstanding unpaid dividends from a foreign subsidiary.  As of January 27, 2018, the Company recorded the $0.3 million transition tax as a non-current income tax liability, which management expects to pay over an eight year period allowed in the Tax Act.

There are other transitional impacts of the Tax Act, certain of which were estimated to have an immaterial impact on our income tax provision for the three and six months ended January 27, 2018, and certain of which will become effective during future fiscal years.

The changes included in the Tax Act are broad and complex.  The tax provision recorded for the three and six months ended January 27, 2018 reflects management’s estimates of the Tax Act’s impacts.  The Securities and Exchange Commission has issued rules that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize and record the related tax impacts. Management currently anticipates finalizing and recording any resulting adjustments by the end of the Company’s fiscal year ending July 31, 2018.  The final transition impacts of the Tax Act may differ from these estimates due to, among other things, changes in interpretations of the Tax Act, subsequent legislative action to further revise the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to our estimates utilized to calculate the transition impacts.

The effective tax rate for the six months ended January 28, 2017 includes the tax impact of the Company’s portion of dividends declared by its majority owned subsidiary in Chile and reversal of a deferred tax asset previously maintained by the Company’s majority owned subsidiary in Peru.

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

Inflation

Inflation did not have a material impact on our business during the six months ended January 27, 2018 or January 28, 2017 because a significant amount of our contracts are either cost based or contain commercial rates for services that are adjusted annually.

Off-Balance Sheet Arrangements

We had outstanding letters of credit drawn under our lines of credit to support operations of $1.9 million and $2.5 million at January 27, 2018 and July 31, 2017, respectively.  Other than these letters of credit, we did not have any off-balance sheet arrangements as of January 27, 2018 or July 31, 2017.

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

Internal Controls

Other than certain controls added or improved to address the material weakness described above, no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended January 27, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(e)  Purchased Equity Securities.  In August 2010, the Company’s Board of Directors approved a 200,000 share repurchase program.  The following table summarizes the Company’s purchases of its common stock during the six months ended January 27, 2018 under this share repurchase program:

Fiscal Year 2018 Reporting Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

August 2017	---	---	---	77,082
September 2017	---	---	---	77,082
October 2017	---	---	---	77,082
November 2017	---	---	---	77,082
December 2017	---	---	---	77,082
January 2018	---	---	---	77,082

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a)	31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

Ecology and Environment, Inc.

Date: March 13, 2018	By:	/s/ H. John Mye III
H. John Mye III
Chief Financial Officer and Treasurer Principal Financial and Accounting Officer