Form 10-Q
period 2018-04-28
ECOLOGY & ENVIRONMENT INC
filed 2018-06-12
CIK 809933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. -20549

FORM 10-Q

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 28, 2018
☐
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

At May 31, 2018, 3,025,226 shares of Registrant's Class A Common Stock (par value $.01) and 1,287,909 shares of Registrant’s Class B Common Stock (par value $.01) were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Ecology and Environment, Inc.
Condensed Consolidated Balance Sheets
Unaudited
(amounts in thousands, except share data)

	Balance at
	April 28, 2018	July 31, 2017

Assets

Current assets:
Cash, cash equivalents and restricted cash	$15,407	$13,343
Investment securities available for sale	1,478	1,498
Contract receivables, net of allowance for doubtful accounts and contract adjustments of $1,693 and $2,125, respectively	27,303	35,107
Income tax receivable	1,018	1,293
Other current assets	2,148	2,119

Total current assets	47,354	53,360

Property, buildings and equipment, net of accumulated depreciation of $17,410 and $16,994, respectively	4,313	4,428
Deferred income taxes	789	1,203
Other assets	1,843	1,786

Total assets	$54,299	$60,777

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$4,396	$8,073
Lines of credit	-	581
Accrued payroll costs	4,895	6,338
Current portion of long-term debt and capital lease obligations	60	382
Billings in excess of revenue	3,227	2,850
Other accrued liabilities	2,072	2,645

Total current liabilities	14,650	20,869

Income taxes payable	329	31
Deferred income taxes	-	3
Long-term debt and capital lease obligations	67	66
Commitments and contingencies (Note 15)	-	-

Shareholders' equity:
Preferred stock, par value $.01 per share (2,000,000 shares authorized; no shares issued)	-	-
Class A common stock, par value $.01 per share (6,000,000 shares authorized; 3,037,915 and 3,035,778 shares issued)	30	30
Class B common stock, par value $.01 per share; (10,000,000 shares authorized; 1,355,810 and 1,357,947 shares issued)	14	14
Capital in excess of par value	17,608	17,608
Retained earnings	22,578	23,509
Accumulated other comprehensive loss	(1,923)	(2,018)
Treasury stock, at cost (Class A common: 27,320 shares; Class B common: 64,801 shares)	(1,037)	(1,037)

Total Ecology and Environment, Inc. shareholders' equity	37,270	38,106
Noncontrolling interests	1,983	1,702

Total shareholders' equity	39,253	39,808

Total liabilities and shareholders' equity	$54,299	$60,777

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ecology and Environment, Inc.
Condensed Consolidated Statements of Operations
Unaudited
(amounts in thousands, except share data)

	Three Months Ended		Nine Months Ended
	April 28, 2018	April 29, 2017	April 28, 2018	April 29, 2017

Revenue, net	$23,728	$24,052	$75,892	$74,094

Cost of professional services and other direct operating expenses	8,793	9,346	27,352	27,787
Subcontract costs	3,585	3,258	15,082	12,616
Administrative and indirect operating expenses	7,657	7,588	22,405	22,447
Marketing and related costs	3,043	2,465	9,033	7,674
Depreciation and amortization	291	265	827	782

Income from operations	359	1,130	1,193	2,788
Net interest (expense) income	52	9	39	(3)
Proxy contest costs, net	-	(550)	-	(550)
Net foreign exchange gain (loss)	15	(9)	(12)	(81)
Other income (expense)	24	(70)	36	(60)

Income before income tax provision	450	510	1,256	2,094
Income tax provision	43	246	797	1,319

Net income	407	264	459	775

Net (income) loss attributable to noncontrolling interests	(243)	(12)	(530)	47

Net income (loss) attributable to Ecology and Environment, Inc.	$164	$252	$(71)	$822

Net income (loss) per common share: basic and diluted	$0.04	$0.06	$(0.02)	$0.19

Weighted average common shares outstanding: basic and diluted	4,301,604	4,294,102	4,301,604	4,293,646

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ecology and Environment, Inc.
Condensed Consolidated Statements of Comprehensive Income
Unaudited
(amounts in thousands)

	Three Months Ended		Nine Months Ended
	April 28, 2018	April 29, 2017	April 28, 2018	April 29, 2017

Net income including noncontrolling interests	$407	$264	$459	$775
Foreign currency translation adjustments	(1)	(36)	194	88
Unrealized investment (losses) gains, net	(10)	7	(26)	(24)

Comprehensive income	396	235	627	839
Comprehensive (income) attributable to noncontrolling interests	(209)	(32)	(603)	(37)

Comprehensive income attributable to Ecology and Environment, Inc.	$187	$203	$24	$802

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ecology and Environment, Inc.
Condensed Consolidated Statements of Cash Flows
Unaudited
(amounts in thousands)

	Nine Months Ended
	April 28, 2018	April 29, 2017
Cash flows from operating activities:
Net income	$459	$775
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	827	782
Deferred income tax benefit	380	2,356
Tax impact of share-based compensation	-	(6)
Gain on sale of assets and investment securities	(19)	(90)
Net recovery of contract adjustments	(60)	(1,178)
Net bad debt (recovery) expense	(96)	399
Changes in:
- contract receivables	8,063	2,953
- other current assets	(46)	(607)
- income tax receivable	275	(1,906)
- other non-current assets	(54)	(18)
- accounts payable	(2,784)	49
- accrued payroll costs	(1,409)	(1,724)
- income taxes payable	285	(6)
- billings in excess of revenue	505	196
- other accrued liabilities	(601)	700
Net cash provided by operating activities	5,725	2,675

Cash flows from investing activities:
Proceeds from sale of subsidiaries	-	75
Purchase of property, buildings and equipment	(702)	(479)
Proceeds from sale of property, buildings and equipment	19	1,483
Purchase of investment securities	(23)	(22)
Net cash (used in) provided by investing activities	(706)	1,057

Cash flows from financing activities:
Dividends paid	(1,721)	(1,720)
Repayment of long-term debt and capital lease obligations	(373)	(196)
Net (repayments) borrowings under lines of credit	(577)	370
Distributions to noncontrolling interests	(322)	(681)
Net cash used in financing activities	(2,993)	(2,227)

Effect of exchange rate changes on cash and cash equivalents	38	9

Net increase in cash, cash equivalents and restricted cash	2,064	1,514
Cash, cash equivalents and restricted cash at beginning of period	13,343	10,161

Cash, cash equivalents and restricted cash at end of period	$15,407	$11,675

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$52	$90
Income taxes	175	987
Supplemental disclosure of non-cash items:
Capital lease obligations incurred	59	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ecology and Environment, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
 (amounts in thousands, except share data)

	Class A Common Stock Shares	Class A Common Stock Amount	Class B Common Stock Shares	Class B Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulat ed Other Comprehe nsive Income (Loss)	Treasury Stock Shares	Treasury Stock Amount	Noncontrol ling Interest

Balance at July 31, 2016 (audited)	3,035,778	$30	1,357,947	$14	$16,606	$22,237	$(2,143)	104,073	$(1,172)	$2,333

Net income (loss)	-	-	-	-	-	3,015	-	-	-	(62)
Foreign currency translation adjustment	-	-	-	-	-	-	143	-	-	87
Cash dividends declared ($0.40 per share)	-	-	-	-	-	(1,719)	-	-	-	-
Unrealized investment losses, net	-	-	-	-	-	-	(18)	-	-	-
Issuance of stock under stock award plan	-	-	-	-	4	-	-	(11,952)	135	-
Tax impact of share based compensation	-	-	-	-	(6)	-	-	-	-	-
Tax impact of noncontrolling interests	-	-	-	-	-	(24)	-	-	-	24
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	(680)
Adjustment to deferred income taxes related to acquisition of noncontrolling interests in prior years	-	-	-	-	1,004	-	-	-	-	-

Balance at July 31, 2017 (audited)	3,035,778	$30	1,357,947	$14	$17,608	$23,509	$(2,018)	92,121	$(1,037)	$1,702

Net (loss) income	-	-	-	-	-	(71)	-	-	-	530
Foreign currency translation adjustment	-	-	-	-	-	-	121	-	-	73
Cash dividends declared ($0.20 per share)	-	-	-	-	-	(860)	-	-	-	-
Unrealized investment losses, net	-	-	-	-	-	-	(26)	-	-	-
Conversion of Class B common stock to Class A common stock	2,137	-	(2,137)	-	-	-	-	-	-	-
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	(322)
Balance at April 28, 2018 (unaudited)	3,037,915	$30	1,355,810	$14	$17,608	$22,578	$(1,923)	92,121	$(1,037)	$1,983

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ecology and Environment, Inc.
Notes to Condensed Consolidated Financial Statements

1.	Organization and Basis of Presentation

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

Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), including a description of significant accounting policies, have been condensed or omitted pursuant to SEC rules and regulations.  Therefore, these financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2017 filed with the Securities and Exchange Commission (the “2017 Annual Report”).  The accounting policies followed by the Company for preparation of the consolidated financial statements included in the 2017 Annual Report were also followed for this interim report.  The condensed consolidated results of operations for the three and nine months ended April 28, 2018 are not necessarily indicative of the results for any subsequent period or the entire fiscal year ending July 31, 2018.

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

Accounting Pronouncements Adopted During the Nine Months Ended April 28, 2018

The Company did not adopt any ASUs during the nine months ended April 28, 2018 that had, or are expected to have, a material impact on its consolidated financial position or results of operations.

Accounting Pronouncements Not Yet Adopted as of April 28, 2018

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

ASU 2014-09 will be effective for the Company beginning August 1, 2018. The Company is comparing historical accounting policies and practices to the new standard, and has made substantial progress on its detailed review of contracts for its U.S. and foreign operations. Management continues to assess the impact of ASU 2014-09.

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

The changes included in the Tax Act are broad and complex.  The tax provision recorded for the nine months ended April 28, 2018 reflects management’s estimates of the Tax Act’s impacts.  The SEC has issued rules that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize and record the related tax impacts. Management intends to finalize and record any adjustments related to implementation of Tax Act provisions by the end of the Company’s fiscal year ending July 31, 2018.  The final transition impacts of the Tax Act may differ from current estimates due to, among other things, changes in interpretations of the Tax Act, subsequent legislative action to further revise the Tax Act, changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or updates or changes to the Company’s estimates utilized to calculate the transition impacts.

Specific impacts of the Tax Act are summarized in Note 9 of these condensed consolidated financial statements.

4.	Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash are summarized in the following table.

	Balance at
	April 28, 2018	July 31, 2017
	(in thousands)
Cash and cash equivalents	$15,121	$13,029
Restricted cash	286	314
Total cash, cash equivalents and restricted cash	$15,407	$13,343

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  The Company invests cash in excess of operating requirements in income-producing short-term investments.  Money market funds of $0.7 million and $0.2 million were included in cash and cash equivalents in the table above at April 28, 2018 and July 31, 2017, respectively.

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
The Company monitors the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy.  Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another.  In such instances, the Company reports the transfer as of the beginning of the reporting period.  The Company evaluated the significance of transfers between levels based upon the nature of the financial instrument.  There were no transfers in or out of levels 1, 2 or 3, respectively during the nine months ended April 28, 2018 or the fiscal year ended July 31, 2017.

The carrying amount of cash, cash equivalents and restricted cash approximated fair value at April 28, 2018 and July 31, 2017.  These assets were classified as level 1 instruments at both dates.

Investment securities available for sale of $1.5 million at April 28, 2018 and July 31, 2017 primarily included mutual funds invested in U.S. municipal bonds, which the Company may immediately redeem without prior notice.  These mutual funds are valued at the net asset value (“NAV”) of shares held by the Company at period end as a practical expedient to estimate fair value.  These mutual funds are deemed to be actively traded, are required to publish their daily NAV and are required to transact at that price.

Unrealized gains or losses related to investment securities available for sale are recorded in accumulated other comprehensive income, net of applicable income taxes in the accompanying condensed consolidated balance sheets and condensed consolidated statements of changes in shareholders' equity.  The cost basis of securities sold is based on the specific identification method.  The Company had unrealized losses of less than $0.1 million recorded in accumulated other comprehensive income during the nine months ended April 28, 2018 and April 29, 2017.  Reclassification adjustments out of accumulated other comprehensive income are included within gain on sale of assets on the accompanying condensed consolidated statements of operations.  The Company did not record any sales of investment securities during the nine months ended April 28, 2018 and April 29, 2017.

Long-term debt consists of bank loans and capitalized equipment leases.  Lines of credit consist of borrowings for working capital requirements.  Based on the Company's assessment of the current financial market and corresponding risks associated with the debt and line of credit borrowings, management believes that the carrying amount of these liabilities approximated fair value at April 28, 2018 and July 31, 2017.  These liabilities were classified as level 2 instruments at both dates.

There were no financial instruments classified as level 3 at April 28, 2018 or July 31, 2017.

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

Contract Receivables, Net

Contract receivables, net are summarized in the following table.

	Balance at
	April 28, 2018	July 31, 2017
	(in thousands)
Contract Receivables:
Billed	$13,404	$16,033
Unbilled	15,592	21,199
	28,996	37,232
Allowance for doubtful accounts and contract adjustments	(1,693)	(2,125)
Contract receivables, net	$27,303	$35,107

Billed contract receivables included contractual retainage balances of $1.3 million and $0.9 million at April 28, 2018 and July 31, 2017, respectively.  Management anticipates that the Company will substantially bill and collect the unbilled receivables and retainage balances outstanding at April 28, 2018 within one year.

Contract Receivable Concentrations

Significant concentrations of contract receivables and the allowance for doubtful accounts and contract adjustments are summarized in the following table.

	Balance at April 28, 2018		Balance at July 31, 2017
	Total Billed and Unbilled Contract Receivables	Allowance for Doubtful Accounts and Contract Adjustments	Total Billed and Unbilled Contract Receivables	Allowance for Doubtful Accounts and Contract Adjustments
	(in thousands)

EEI and its subsidiaries located in the U.S.	$18,258	$555	$25,528	$797
Subsidiaries located in South America	10,738	1,138	11,704	1,328
Totals	$28,996	$1,693	$37,232	$2,125

Contract adjustments related to projects in the United States and South America typically result from cost overruns related to current or recently completed projects, or from recoveries of cost overruns recorded as contract adjustments in prior reporting periods.

The allowance for doubtful accounts and contract adjustments for the Company’s South American subsidiaries represented 11% of related contract receivables at April 28, 2018 and July 31, 2017.  During the first nine months of fiscal year 2018, unstable local economies continued to adversely impact certain of the Company’s South American clients, resulting in increased collection risks and the Company incurring project costs that it may not recover for several months.  Management is monitoring any adverse trends or events that may impact the realizability of recorded receivables from our South American clients.

Allowance for Doubtful Accounts and Contract Adjustments

Activity within the allowance for doubtful accounts and contract adjustments is summarized in the following table.

	Three Months Ended		Nine Months Ended
	April 28, 2018	April 29, 2017	April 28, 2018	April 29, 2017
	(in thousands)

Balance at beginning of period	$1,957	$2,047	$2,125	$6,792
Net increase (decrease) due to adjustments in the allowance for:
Contract adjustments (1)	(25)	---	(60)	(4,941)
Doubtful accounts (2)	(239)	213	(372)	409
Balance at end of period	$1,693	$2,260	$1,693	$2,260

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

During the nine months ended April 29, 2017, the Company wrote-off $4.9 million of aged and fully reserved contract receivable balances related to a specific project in the Middle East, based on management’s assessment that cash collections were not likely.

7.	Lines of Credit

Unsecured lines of credit are summarized in the following table.

	Balance at
	April 28, 2018		July 31, 2017
	(in thousands)
Outstanding cash draws, recorded as lines of credit on the accompanying condensed consolidated balance sheets	$	---	$581
Short-term loans issued under lines of credit included in current portion of long-term debt		---	200
Outstanding letters of credit to support operations		2,337	2,511
Total amounts used under lines of credit		2,337	3,292
Remaining amounts available under lines of credit		37,792	36,529
Total approved unsecured lines of credit		$40,129	$39,821

As of April 28, 2018, contractual interest rates for lines of credit ranged from 3.37% to 4.12% for the Company’s U.S. operations and 9.12% to 13.42% for the Company’s South American operations.  The Company’s lenders have reaffirmed the lines of credit within the past twelve months.

8.	Debt and Capital Lease Obligations

Debt and capital lease obligations are summarized in the following table.

	Balance at
	April 28, 2018	July 31, 2017
	(in thousands)

Bank loans (interest rate 2.94% at April 28, 2018)	$33	$328
Capital lease obligations (interest rates ranging from 7.36% to 17.07% at April 28, 2018)	94	120
	127	448
Current portion of long-term debt and capital lease obligations	(60)	(382)
Long-term debt and capital lease obligations	$67	$66

The aggregate maturities of long-term debt and capital lease obligations as of April 28, 2018 are summarized in the following table.

Twelve Months Ended April 28,	Amount
(in thousands)

2019	$60
2020	46
2021	21
Total	$127

9.	Income Taxes

The estimated effective tax rate was 63.5% and 63.0% for the nine months ended April 28, 2018 and April 29, 2017, respectively.  During interim reporting periods, the effective tax rate may be impacted by changes in the mix of forecasted income from the U.S. and foreign jurisdictions where the Company operates, by changes in tax rates within those jurisdictions, or by significant unusual or infrequent items that could change assumptions used in the calculation of the income tax provision.

The Tax Act (refer to Note 3 of these condensed consolidated financial statements) lowered the Company’s statutory federal tax rate from 34% (effective through December 31, 2017) to 21% (effective January 1, 2018).  As the Company has a July 31 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in an average statutory federal tax rate of approximately 26% for the fiscal year ending July 31, 2018, and 21% for subsequent fiscal years.  Due to the Company’s minimal loss from U.S. operations, the reduction in the statutory federal tax rate did not have a material impact on the income tax provision related to pre-tax income during the nine months ended April 28, 2018.

The reduction of the statutory federal tax rate also resulted in revaluation of the Company’s U.S. deferred tax assets and liabilities.  Revaluation is based on the tax rates at which the deferred tax assets and liabilities are expected to reverse in the future, which is generally 21%.  The Company recorded an estimated net deferred tax expense of $0.3 million during the nine months ended April 28, 2018 as a result of this revaluation of deferred tax assets and liabilities.

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

The Company recorded net estimated federal tax expense of $0.1 million related to these territorial tax provisions during the nine months ended April 28, 2018, representing the net of a one-time transition tax of $0.3 million on cumulative earnings of foreign subsidiaries, offset by $0.2 million of benefit from outstanding unpaid dividends declared by a foreign subsidiary.  As of April 28, 2018, the Company recorded the $0.3 million transition tax as a non-current income tax liability, which management expects to pay over an eight year period allowed in the Tax Act.

There are other transitional impacts of the Tax Act, certain of which were estimated to have an immaterial impact on the income tax provision for the nine months ended April 28, 2018, and certain of which will become effective during future fiscal years.

The effective tax rate for the nine months ended April 29, 2017 includes the tax impact of the Company’s portion of dividends declared by its majority owned subsidiary in Chile and reversal of a deferred tax asset previously maintained by the Company’s majority owned subsidiary in Peru.

10.	Other Accrued Liabilities

Other accrued liabilities are summarized in the following table.

	Balance at
	April 28, 2018	July 31, 2017
	(in thousands)

Allowance for project disallowances	$687	$687
Dividends payable to noncontrolling shareholders of majority-owned subsidiaries	410	517
Other accrued expenses	975	1,441
Total other accrued liabilities	$2,072	$2,645

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

	Three Months Ended		Nine Months Ended
	April 28, 2018	April 29, 2017	April 28, 2018	April 29, 2017
	(in thousands)

Balance at beginning of period	$687	$711	$687	$1,819
Reduction of settlement estimate recorded in prior periods	---	(24)	---	(1,132)
Balance at end of period	$687	$687	$687	$687

Settlements of certain contracts completed during prior fiscal years were finalized during the nine months ended April 29, 2017, resulting in no cash received or paid during the period.

Dividends payable to noncontrolling shareholders of majority-owned subsidiaries includes dividends declared by a subsidiary in South America during the first nine months of fiscal year 2017.  As of April 28, 2018, management anticipates that these dividends payable will be paid within one year.

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

In October 2016, the Company’s Board of Directors adopted the current supplemental plan (the “2016 Stock Award Plan”).  The 2016 Stock Award Plan permits awards of up to 200,000 shares of Class A Common Stock for a period of up to five years until its termination in October 2021.  As of April 28, 2018, the Company issued a total of 7,502 Class A shares under the 2016 Stock Award Plan, valued at less than $0.1 million, to four directors as a portion of their annual compensation.  These shares fully vested in April 2018 upon expiration of certain restrictions regarding transfer of the shares.

EEI recorded non-cash compensation expense of less than $0.1 million during the nine months ended April 28, 2018 and April 29, 2017.

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

Cash Dividends

The Company paid $1.7 million of cash dividends during the nine months ended April 28, 2018 and April 29, 2017, approximately half of which were dividends declared during the nine months ended April 28, 2018 and April 29, 2017, with the remainder representing dividends declared and accrued in prior periods.

Stock Repurchase Plan

In August 2010, the Company’s Board of Directors approved a program for repurchase of 200,000 shares of Class A common stock (the “Stock Repurchase Program”).  As of April 28, 2018, the Company repurchased 122,918 shares of Class A stock, and 77,082 shares had yet to be repurchased under the Stock Repurchase Program.  The Company did not acquire any Class A shares under the Stock Repurchase Program during the nine months ended April 28, 2018 or April 29, 2017.

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

The Company considers acquiring additional interests in majority owned subsidiaries when noncontrolling shareholders express their intent to sell their interests.  The Company settles and records acquisitions of noncontrolling interests at amounts that approximate fair value.  Purchases of noncontrolling interests are recorded as reductions of shareholders’ equity on the condensed consolidated statements of shareholders’ equity.  The Company did not acquire additional interest in any of its majority-owned subsidiaries during the nine months ended April 28, 2018 or April 29, 2017.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are summarized in the following table.

	Balance at
	April 28, 2018	July 31, 2017
	(in thousands)

Unrealized net foreign currency translation losses	$(1,912)	$(2,033)
Unrealized net investment (losses) gains on available for sale investments	(11)	15
Total accumulated other comprehensive loss	$(1,923)	$(2,018)

13.	Earnings Per Share

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

The computation of earnings per share is included in the following table.

	Three Months Ended			Nine Months Ended
	April 28, 2018	April 29, 2017		April 28, 2018	April 29, 2017
	(in thousands, except share and per share amounts)

Net income (loss) attributable to Ecology and Environment, Inc.	$164		$252	$(71)	$822
Dividends declared	(860)		---	(860)	(859)
Undistributed earnings (distributions in excess of earnings)	$(696)		$252	$(931)	$(37)

Weighted-average common shares outstanding - basic and diluted	4,301,604		4,294,102	4,301,604	4,293,646

Distributed earnings per share - basic and diluted	$0.20	$	---	$0.20	$0.20
Undistributed earnings (distributions in excess of earnings) per share - basic and diluted	(0.16)		0.06	(0.22)	(0.01)
Net income (loss) per common share - basic and diluted	$0.04		$0.06	$(0.02)	$0.19

14.	Segment Reporting

The Company reports segment information based on the geographic location of EEI and its direct and indirect subsidiaries (for revenues) and the location of its offices (for long-lived assets).  Revenue, net by reporting segment is summarized in the following table.

	Three Months Ended		Nine Months Ended
	April 28, 2018	April 29, 2017	April 28, 2018	April 29, 2017
	(in thousands)

EEI and its subsidiaries located in the U.S.	$16,789	$18,394	$53,535	$57,660

Subsidiaries located in South America:
Peru	1,655	1,704	7,344	4,441
Chile	2,828	1,642	8,070	5,699
Brazil	2,317	2,231	6,713	6,069
Other	139	81	230	225
	6,939	5,658	22,357	16,434

Total revenue, net	$23,728	$24,052	$75,892	$74,094

Long-lived assets by reporting segment are summarized in the following table.

	Balance at
	April 28, 2018	July 31, 2017
	(in thousands)

EEI and its subsidiaries located in the United States	$2,929	$3,293
Subsidiaries located in South America	1,384	1,135

15.	Commitments and Contingencies

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

On February 4, 2011, the Chico Mendes Institute of Biodiversity Conservation of Brazil (the “Institute”) issued a Notice of Infraction to ecology and environment do Brasil Ltda (“E&E Brasil”), a majority-owned subsidiary of EEI.  The Notice of Infraction concerned the taking and collecting wild animal specimens without authorization by the competent authority and imposed a fine of 520,000 Reais against E&E Brasil.   The Institute also filed Notices of Infraction against four employees of E&E Brasil alleging the same claims and imposed fines against those individuals that, in the aggregate, were equal to the fine imposed against E&E Brasil.  Including additional amounts calculated in accordance with government and court economic indices, these aggregate claims total approximately 2.4 million Reais ($0.7 million) as of April 28, 2018.   No claim has been made against EEI.

E&E Brasil has filed court claims appealing the administrative decisions of the Institute for E & E Brasil’s employees that: (a) deny the jurisdiction of the Institute; (b) state that the Notice of Infraction is constitutionally vague; and (c) affirmatively state that E&E Brasil had obtained the necessary permits for the surveys and collections of specimens under applicable Brazilian regulations and that the protected conservation area is not clearly marked to show its boundaries.  The claim of violations against one of the four employees was dismissed.  The remaining three employees have fines assessed against them that are being appealed through the federal courts. Violations against E&E Brasil are pending agency determination.  At April 28, 2018, the Company maintained a reserve of approximately $0.4 million in other accrued liabilities related to these claims.

Contract Termination Provisions

Certain contracts contain termination provisions under which the customer may, without penalty, terminate the contracts upon written notice to the Company.  In the event of termination, the Company would be paid only termination costs in accordance with the particular contract.  Generally, termination costs include unpaid costs incurred to date, earned fees and any additional costs directly allocable to the termination.  The Company did not experience early termination of any material contracts during the nine months ended April 28, 2018 or during the fiscal year ended July 31, 2017.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report on Form 10-Q (the “Quarterly Report”) to “EEI” refer to Ecology and Environment, Inc., a New York corporation.  References to “the Company,” “we,” “us,” “our,” or similar terms refer to EEI together with its consolidated subsidiaries.

Executive Overview

The Company reported consolidated income of $0.04 per share for the three months ended April 28, 2018, $0.02 lower than the $0.06 per share reported for the same quarter last year.  A consolidated loss of $0.02 per share for the nine months ended April 28, 2018 was $0.21 lower than income of $0.19 per share reported for the prior year.  Lower revenues and net income and higher indirect costs from our U.S. operations were partially offset by significant improvement in South American revenues and net income.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly revised U.S. corporate income tax regulations including, among other things, lowering U.S. corporate income tax rates and implementing a territorial tax system.  Enactment of the Tax Act resulted in net adjustments that increased our income tax provision by approximately $0.4 million and effectively reduced earnings by $0.10 per share during the first nine months of the fiscal year 2018.  Specific impacts of the Tax Act are summarized in Note 9 of the accompanying condensed consolidated financial statements.

Prior to the Company’s Annual Meeting of Shareholders held in April 2017, a significant Class A shareholder decided to contest the Company’s two nominees for Class A directors.  As a result of the ensuing election contest, which was settled amicably among the parties prior to the Annual Meeting of Shareholders, the Company recorded legal and consulting expenses of approximately $0.6 million that, net of taxes, effectively reduced earnings by $0.08 per share during the three and nine months ended April 29, 2017.

Reportable segments have been determined based on internal profitability reporting, which is based on the geographic location of our parent company and subsidiary operations.  The following tables include selected financial information by reporting segment for the three and nine months ended April 28, 2018 and April 29, 2017.  Refer to “Results of Operations” below for further commentary regarding the Company’s revenues and expenses for the three and nine months ended April 28, 2018.

	Three Months Ended
	April 28, 2018	April 29, 2017	$ Change	% Change
	($ in thousands)

EEI and subsidiaries located in the United States:
Revenue, net	$16,789	$18,394	$(1,605)	(9)%
Revenue, net less subcontract costs (1)	14,736	16,190	(1,454)	(9)%
Direct operating expenses (2)	6,438	7,054	(616)	(9)%
Indirect operating expenses (3)	8,439	7,836	603	8%
(Loss) income before income tax provision	(324)	486	(810)	(167)%
Net (loss) income attributable to EEI	(272)	260	(532)	(205)%

Subsidiaries located in South America:
Revenue, net	$6,939	$5,658	$1,281	23%
Revenue, net less subcontract costs (1)	5,407	4,604	803	17%
Direct operating expenses (2)	2,355	2,292	63	3%
Indirect operating expenses (3)	2,261	2,217	44	2%
Income before income tax provision	774	24	750	--- (4)
Net income (loss) attributable to EEI	436	(8)	444	--- (4)

Consolidated totals:
Revenue, net	$23,728	$24,052	$(324)	(1)%
Revenue, net less subcontract costs (1)	20,143	20,794	(651)	(3)%
Direct operating expenses (2)	8,793	9,346	(553)	(6)%
Indirect operating expenses (3)	10,700	10,053	647	6%
Income before income tax provision	450	510	(60)	(12)%
Net income attributable to EEI	164	252	(88)	(35)%

(1)	Revenue, net less subcontract costs, which is a key operating metric for our company, represents revenue, net less subcontract costs from the condensed consolidated statements of operations.
(2)	Direct operating expenses consist of cost of professional services and other direct operating expenses from the condensed consolidated statements of operations.
(3)	Indirect operating expenses consist of administrative and indirect operating expenses and marketing and related costs from the condensed consolidated statements of operations.
(4)	Percent change is not relevant because the prior year amount is insignificant or negative.

	Nine Months Ended
	April 28, 2018	April 29, 2017	$ Change	% Change
	($ in thousands)

EEI and subsidiaries located in the United States:
Revenue, net	$53,535	$57,660	$(4,125)	(7)%
Revenue, net less subcontract costs (1)	44,502	49,107	(4,605)	(9)%
Direct operating expenses (2)	19,851	21,399	(1,548)	(7)%
Indirect operating expenses (3)	24,497	23,845	652	3%
(Loss) income before income tax provision	(599)	2,377	(2,976)	(125)%
Net (loss) income attributable to EEI	(990)	1,359	(2,349)	(173)%

Subsidiaries located in South America:
Revenue, net	$22,357	$16,434	$5,923	36%
Revenue, net less subcontract costs (1)	16,308	12,371	3,937	32%
Direct operating expenses (2)	7,501	6,388	1,113	17%
Indirect operating expenses (3)	6,941	6,276	665	11%
Income (loss) before income tax provision	1,855	(283)	2,138	--- (4)
Net income (loss) attributable to EEI	919	(537)	1,456	--- (4)

Consolidated totals:
Revenue, net	$75,892	$74,094	$1,798	2%
Revenue, net less subcontract costs (1)	60,810	61,478	(668)	(1)%
Direct operating expenses (2)	27,352	27,787	(435)	(2)%
Indirect operating expenses (3)	31,438	30,121	1,317	4%
Income before income tax provision	1,256	2,094	(838)	(40)%
Net income attributable to EEI	(71)	822	(893)	(109)%

(1)	Revenue, net less subcontract costs, which is a key operating metric for our company, represents revenue, net less subcontract costs from the condensed consolidated statements of operations.
(2)	Direct operating expenses consist of cost of professional services and other direct operating expenses from the condensed consolidated statements of operations.
(3)	Indirect operating expenses consist of administrative and indirect operating expenses and marketing and related costs from the condensed consolidated statements of operations.
(4)	Percent change is not relevant because the prior year amount is negative.

Liquidity and Capital Resources

Cash, cash equivalents and restricted cash increased $2.1 million during the first nine months of fiscal year 2018.  Excluding payment of $1.7 million of dividends to shareholders that was approved on a discretionary basis by the Company’s Board of Directors, cash generated from operations exceeded cash required to fund investing and financing activities by $3.8 million during the period.

We maintain $40.1 million of unsecured lines of credit available for working capital and letters of credit as of April 28, 2018 at contractual interest rates ranging from 3.37% to 4.12% in the U.S. and 9.12% to 13.42% in South America.  There were no cash advances under our lines of credit as of April 28, 2018.  Letters of credit of $2.3 million were outstanding under our lines of credit as of April 28, 2018.  Our lenders have reaffirmed the lines of credit within the past twelve months.

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

We intend to reinvest net cash generated from undistributed foreign earnings into operations and business expansion opportunities outside the U.S.  Excess cash accumulated by any foreign subsidiary, beyond that necessary to fund operations or business expansion, may be repatriated to the U.S. at the discretion of the Boards of Directors of the respective entities.  The Company repatriated $0.8 million of dividends from foreign subsidiaries, net of local taxes, during the nine months ended April 28, 2018.

During fiscal year 2017, one of the Company’s majority owned subsidiaries in South America declared a total of $1.5 million of dividends to its shareholders, of which $0.3 million was paid to minority shareholders and $0.4 million was repatriated to the U.S., net of local taxes, as of April 28, 2018.  As of April 28, 2018, management anticipates that these dividends payable will be paid within one year.

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

	Balance at April 28, 2018		Balance at July 31, 2017
	Total Billed and Unbilled Contract Receivables	Allowance for Doubtful Accounts and Contract Adjustments	Total Billed and Unbilled Contract Receivables	Allowance for Doubtful Accounts and Contract Adjustments
	(in thousands)

EEI and its subsidiaries located in the U.S.	$18,258	$555	$25,528	$797
Subsidiaries located in South America	10,738	1,138	11,704	1,328
Totals	$28,996	$1,693	$37,232	$2,125

Contract adjustments related to projects in the United States, Canada and South America typically result from cost overruns related to current or recently completed projects, or from recoveries of cost overruns recorded as contract adjustments in prior reporting periods.

The allowance for doubtful accounts and contract adjustments for the Company’s South American subsidiaries represented 11% of related contract receivables at April 28, 2018 and July 31, 2017.  During the first nine months of fiscal year 2018, unstable local economies continued to adversely impact certain of the Company’s South American clients, resulting in increased collection risks and the Company incurring project costs that it may not recover for several months.  Management is monitoring any adverse trends or events that may impact the realizability of recorded receivables from our South American clients.

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

Our firm backlog of uncompleted projects is summarized by reporting segment in the following table.

	Amount as of
	April 28, 2018	July 31, 2017	April 29, 2017
	(in thousands)

Total firm backlog of uncompleted contracts:
EEI and its subsidiaries located in the United States	$63,725	$71,642	$64,624
Subsidiaries located in South America	16,790	20,744	21,393
Consolidated totals	$80,515	$92,386	$86,017

Anticipated completion of firm backlog in next twelve months:
EEI and its subsidiaries located in the United States	$40,315	$38,814	$34,294
Subsidiaries located in South America	12,713	14,660	15,626
Consolidated totals	$53,028	$53,474	$49,920

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

The consulting work is performed under a mix of time and materials, fixed price and cost-plus, and contracts.  Contracts are required from all customers.  Revenue is recognized as follows:

Contract Type	Work Type	Revenue Recognition Policy

Time and materials	Consulting	As incurred at contract rates.

Fixed price	Consulting	Percentage of completion, approximating the ratio of either total costs or Level of Effort (LOE) hours incurred to date to total estimated costs or LOE hours.

Cost-plus	Consulting	Costs as incurred plus fees. Fees are recognized as revenue using percentage of completion determined by the percentage of LOE hours incurred to total LOE hours in the respective contracts.

Revenue, net associated with these contract types are summarized in the following table.

	Three Months Ended		Nine Months Ended
	April 28, 2018	April 29, 2017	April 28, 2018	April 29, 2017
	(in thousands)

Time and materials	$10,162	$12,288	$29,356	$34,935
Fixed price	10,151	8,969	31,960	28,277
Cost-plus	3,415	2,795	14,576	10,882
Total revenue, net	$23,728	$24,052	$75,892	$74,094

Revenue, net and revenue less subcontract costs, by business entity, are summarized in the following tables.

	Three Months Ended
	April 28, 2018	April 29, 2017	$ Change	% Change
	($ in thousands)
Revenue, net by reporting segment:
EEI and subsidiaries located in the U.S.	$16,789	$18,394	$(1,605)	(9)%

Subsidiaries located in South America:
Peru	1,655	1,704	(49)	(3)%
Chile	2,828	1,642	1,186	72%
Brazil	2,317	2,231	86	4%
Other	139	81	58	--- (1)
	6,939	5,658	1,281	23%

Total revenue, net	$23,728	$24,052	$(324)	(1)%

Revenue, net less subcontract costs, by reporting segment:
EEI and subsidiaries located in the U.S.	$14,736	$16,190	$(1,454)	(9)%

Subsidiaries located in South America:
Peru	1,218	1,250	(32)	(3)%
Chile	2,095	1,447	648	45%
Brazil	2,062	1,834	228	12%
Other	32	73	(41)	--- (1)
	5,407	4,604	803	17%

Total revenue, net less subcontract costs	$20,143	$20,794	$(651)	(3)%

	Nine Months Ended
	April 28, 2018	April 29, 2017	$ Change	% Change
	($ in thousands)
Revenue, net by reporting segment:
EEI and subsidiaries located in the U.S.	$53,535	$57,660	$(4,125)	(7)%

Subsidiaries located in South America:
Peru	7,344	4,441	2,903	65%
Chile	8,070	5,699	2,371	42%
Brazil	6,713	6,069	644	11%
Other	230	225	5	--- (1)
	22,357	16,434	5,923	36%

Total revenue, net	$75,892	$74,094	$1,798	2%

Revenue, net less subcontract costs, by reporting segment:
EEI and subsidiaries located in the U.S.	$44,502	$49,107	$(4,605)	(9)%

Subsidiaries located in South America:
Peru	4,472	2,901	1,571	54%
Chile	6,146	4,463	1,683	38%
Brazil	5,615	4,808	807	17%
Other	75	199	(124)	--- (1)
	16,308	12,371	3,937	32%

Total revenue, net less subcontract costs	$60,810	$61,478	$(668)	(1)%

(1)	Percent change is not relevant because of the relatively immaterial amounts for all periods presented.

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

Consolidated revenues decreased slightly during the current quarter and the first nine months of fiscal year 2018, as lower revenues from U.S. operations were offset by significantly higher revenues from subsidiary operations in South America.

EEI and Subsidiaries Located in the U.S.

The Company records an allowance for project disallowances in other accrued liabilities for potential disallowances resulting from government audits.  During the nine months ended April 29, 2017, as a result of final settlements of projects completed in prior years, the Company reduced its allowance for project disallowances by $1.1 million, which was recorded as an addition to revenue, net on the consolidated statement of operations.  We did not record any similar adjustments during the nine months ended April 28, 2018.

Excluding the impact of the above settlement adjustments, revenues from U.S. operations decreased 9% during the current quarter and decreased 7% during the first nine months of fiscal year 2018, compared with the same periods of the prior year.  Lower revenues were primarily due to lower project activity resulting from the following factors:

•	We have experienced a trend of longer periods being required by various prospective commercial and federal clients to make contract award decisions;
•	We have also experienced a trend of longer periods being required by certain current clients to fund projects, define project scopes and schedule project work; and

Subsidiaries Located in South America

Higher revenues from our Brazilian operations resulted from increased project activity in the energy transmission and wind sectors.  An economic downturn that adversely affected our Brazilian operations for several previous reporting periods stabilized during fiscal year 2017 and the first nine months of fiscal year 2018, resulting in additional business development opportunities.  The mix of contract work along with changes in our pricing strategy generated a higher average selling rate for the first nine months of this year, as compared to the same period last year.

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

Direct Operating Expenses

The cost of professional services and other direct operating expenses represents labor and other direct costs of providing services to our clients under our project agreements.  We refer to these expenses as “direct operating expenses.”  These costs, and fluctuations in these costs, generally result directly from related project work volumes and revenues.  Direct operating expenses, by reporting segment, are summarized in the following tables.

	Three Months Ended
	April 28, 2018	April 29, 2017	$ Change	% Change
	($ in thousands)

EEI and subsidiaries located in the U.S.	$6,438	$7,054	$(616)	(9	) %

Subsidiaries located in South America:
Peru	425	412	13	3%
Chile	883	716	167	23%
Brazil	1,025	1,106	(81)	(7)%
Other	22	58	(36)	---	(1)
	2,355	2,292	63	3%

Total direct operating expenses	$8,793	$9,346	$(553)	(6)%

	Nine Months Ended
	April 28, 2018	April 29, 2017	$ Change	% Change
	($ in thousands)

EEI and subsidiaries located in the U.S.	$19,851	$21,399	$(1,548)	(7	) %

Subsidiaries located in South America:
Peru	1,513	936	577	62%
Chile	2,857	2,140	717	34%
Brazil	3,080	3,179	(99)	(3	) %
Other	51	133	(82)	---	(1)
	7,501	6,388	1,113	17%

Total direct operating expenses	$27,352	$27,787	$(435)	(2)%

(1)	Percent change is not relevant because of the relatively immaterial amounts for all periods presented.

Consolidated direct operating expenses decreased 6% and 2% during the current quarter and first nine months of fiscal year 2018, respectively, as compared with the same periods last year.  Higher direct costs in our South American operations were more than offset by lower costs in the U.S.  These fluctuations in direct operating expenses generally correspond with increases or decreases in project revenues.

Indirect Operating Expenses

Administrative and indirect operating expenses and marketing and related costs represent administrative and other operating costs not directly associated with the generation of revenue.  We refer to these costs as “indirect operating expenses.”  Indirect operating expenses by reporting segment are summarized in the following tables.

	Three Months Ended
	April 28, 2018	April 29, 2017	$ Change	% Change
	($ in thousands)

EEI and subsidiaries located in the U.S.	$8,439	$7,836	$603	8%

Subsidiaries located in South America:
Peru	713	757	(44)	(6)%
Chile	752	707	45	6%
Brazil	780	696	84	12%
Other	16	57	(41)	--- (1)
	2,261	2,217	44	2%

Total indirect operating expenses	$10,700	$10,053	$647	6%

	Nine Months Ended
	April 28, 2018	April 29, 2017	$ Change	% Change
	($ in thousands)

EEI and subsidiaries located in the U.S.	$24,497	$23,845	$652	3%

Subsidiaries located in South America:
Peru	2,373	2,504	(131)	(5)%
Chile	2,224	1,822	402	22%
Brazil	2,287	1,814	473	26%
Other	57	136	(79)	--- (1)
	6,941	6,276	665	11%

Total indirect operating expenses	$31,438	$30,121	$1,317	4%

(1)	Percent change is not relevant because of the relatively immaterial amounts for all periods presented.

Subsidiaries Located in the U.S.

Indirect operating expenses in our U.S operations were 8% and 3% higher during the third quarter and first nine months of fiscal year 2018, as compared with the same periods last year.  Business development related expenses were significantly higher throughout the first nine months of fiscal year 2018 due to focus on specific expanded marketing initiatives and proposal activity.  Higher business development related expenses during the first nine months of fiscal year 2018 were partially offset by:

•	Lower bad debt expenses, primarily due to reversal of specific reserves that had been recorded during the prior fiscal year; and
•	Lower cash bonus expense resulting from lower earnings during fiscal year 2018.

Subsidiaries Located in South America

Indirect operating expenses in our South American operations were 2% and 11% higher during the third quarter and first nine months of fiscal year 2018, respectively, as compared with the same periods last year.  The increase in indirect operating expenses for fiscal 2018 is mainly attributed to increased bonus expense resulting from more profitable operations and net changes in foreign exchange rates as compared to the prior year.

Income Taxes

The estimated effective tax rate was 63.5% and 63.0% for the nine months ended April 28, 2018 and April 29, 2017, respectively.

The effective tax rate for the nine months ended April 28, 2018 includes the effect of the enactment of the Tax Act.  Specific impacts of the Tax Act are summarized in Note 9 of the accompanying condensed consolidated financial statements.

The changes included in the Tax Act are broad and complex.  The tax provision recorded for the nine months ended April 28, 2018 reflects management’s estimates of the Tax Act’s impacts.  The Securities and Exchange Commission has issued rules that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize and record the related tax impacts. Management currently anticipates finalizing and recording any resulting adjustments by the end of the Company’s fiscal year ending July 31, 2018.  The final transition impacts of the Tax Act may differ from these estimates due to, among other things, changes in interpretations of the Tax Act, subsequent legislative action to further revise the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to our estimates utilized to calculate the transition impacts.

The effective tax rate for the nine months ended April 29, 2017 includes the tax impact of the Company’s portion of dividends declared by its majority owned subsidiary in Chile and reversal of a deferred tax asset previously maintained by the Company’s majority owned subsidiary in Peru.

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

Inflation

Inflation did not have a material impact on our business during the nine months ended April 28, 2018 or April 29, 2017 because a significant amount of our contracts are either cost based or contain commercial rates for services that are adjusted annually.

Off-Balance Sheet Arrangements

We had outstanding letters of credit drawn under our lines of credit to support operations of $2.3 million and $2.5 million at April 28, 2018 and July 31, 2017, respectively.  Other than these letters of credit, we did not have any off-balance sheet arrangements as of April 28, 2018 or July 31, 2017.

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

As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2017, management concluded that the Company’s internal control over financial reporting was not effective as of July 31, 2017 due to the fact that there were material weaknesses in the Company’s internal control over financial reporting.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis.

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

Internal Controls

Other than certain controls added or improved to address the material weakness described above, no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended April 28, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(e)  Purchased Equity Securities.  In August 2010, the Company’s Board of Directors approved a 200,000 share repurchase program.  The following table summarizes the Company’s purchases of its common stock during the nine months ended April 28, 2018 under this share repurchase program:

Fiscal Year 2018 Reporting Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

August 2017	---	---	---	77,082
September 2017	---	---	---	77,082
October 2017	---	---	---	77,082
November 2017	---	---	---	77,082
December 2017	---	---	---	77,082
January 2018	---	---	---	77,082
February 2018	---	---	---	77,082
March 2018	---	---	---	77,082
April 2018	---	---	---	77,082

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a)	31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

(c)	The Company filed a Current Report on Form 8-K on April 13, 2018 to announce that Peter F. Sorci has been appointed Acting Chief Financial Officer.

(d)
Registrant filed a Current Report on Form 8-K on April 23, 2018 to report submission of matters to a vote of security holders.  At the Company’s Annual Meeting of Stockholders held on April 18, 2018, shareholders: (a) elected two (2) Class A nominees and five (5) Class B nominees for election as Directors of the Company; (b) approved, on an advisory basis, the compensation paid to the Company’s Named Executives; and (c) ratified the appointment of Ernst & Young LLP as Auditors for fiscal year 2018.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ecology and Environment, Inc.

Date: June 12, 2018	By:	/s/ Peter F. Sorci
Peter F. Sorci
Acting Chief Financial Officer
Principal Financial and Accounting Officer