Form 10-K
period 2018-07-31
ECOLOGY & ENVIRONMENT INC
filed 2019-05-31
CIK 809933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended July 31, 2018

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to __________

Commission File Number 1-9065

ECOLOGY AND ENVIRONMENT INC.
(Exact name of registrant as specified in its charter)

New York	16-0971022
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

368 Pleasant View Drive, Lancaster, NY	14086
(Address of principal executive offices)	(Zip code)

716-684-8060
(Registrant's telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock par value $.01 per share	EEI	Nasdaq Stock Market

Securities registered pursuant to section 12(g) of the Act:

None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☐ No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the Class A Common Stock held by non-affiliates as of January 31, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter) was $31,405,579.  This amount is based on the closing price of the registrant’s Class A Common Stock on the Nasdaq Stock Market and 2,907,924 shares of Class A Common Stock held by non-affiliates on that date.  Shares of Class A Common Stock held by the executive officers and directors of the registrant are not included in this computation.

As of April 30, 2019, 3,110,130 shares of the registrant's Class A Common Stock, $.01 par value (the "Class A Common Stock") were outstanding, and 1,205,005 shares of the registrant's Class B Common Stock, $.01 par value (the "Class B Common Stock") were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

 EXPLANATORY NOTE REGARDING RESTATEMENTS

As previously disclosed in the Current Report on Form 8-K filed by Ecology and Environment Inc. (“EEI” or the “Company”) with the U.S. Securities and Exchange Commission (the “SEC”) on December 12, 2018, the Audit Committee of the Board of Directors (the “Audit Committee”) determined that the Company’s previously issued financial statements for annual and quarterly periods prior to July 31, 2018 can no longer be relied upon.  As a result, the financial statements included in Item 8 of this Annual Report on Form 10-K (the “Annual Report”) include a restated consolidated balance sheet at July 31, 2017, and restated consolidated statements of operations, comprehensive income, cash flows and shareholders’ equity for the fiscal years ended July 31, 2017 and 2016 (the “Restatement Periods”).  The Company intends to prospectively amend financial statements for the quarters ended October 28, 2017, January 27, 2018 and April 28, 2018 when it files its Quarterly Reports on Form     10-Q relating to the corresponding quarter for fiscal year 2019.

Restatement Background

The Audit Committee concluded that the Company’s consolidated financial statements and related reports filed with the SEC for periods ended prior to July 31, 2018 should no longer be relied upon due to errors related to accounting for EEI’s investment in Gestion Ambiental Consultores S.A. (“GAC”) since 1999.  The Company had previously included the results of GAC’s operations in consolidated financial statements filed with the SEC prior to July 31, 2018.  In December 2018, the Company determined that, although it had a majority ownership interest in GAC, it did not have a controlling interest in GAC’s operations due to lack of continuous control over the activities of GAC’s board of directors and senior management team.  As a result, the Company’s net investment in GAC should have been accounted for using the equity method of accounting.  Collectively, the adjustments necessary to deconsolidate GAC’s unaudited financial statements and correctly account for the Company’s investment in GAC under the equity method of accounting are referred to as the “GAC Deconsolidation Adjustments.”

For the fiscal years ended July 31, 2017 and 2016, the GAC Deconsolidation Adjustments resulted in decreases of $7.6 million and $7.5 million, respectively, of consolidated gross revenue, decreases of $0.1 million and $0.8 million, respectively, of income before income tax provision, and increases of less than $0.1 million of net income attributable to EEI for both years.  The GAC Deconsolidation Adjustments resulted in decreases of $2.3 million of consolidated total assets and $0.5 million of consolidated total shareholders’ equity at July 31, 2017.

In addition to the GAC Deconsolidation Adjustments, previously filed financial statements were also adjusted for the correction of other errors in the financial statements and disclosures that were deemed to be immaterial, on an individual basis and in the aggregate, for the fiscal years during which the errors were originally identified (the “Out of Period Adjustments”).  For the fiscal years ended July 31, 2017 and 2016, the Out of Period Adjustments resulted in decreases of $0.8 million and less than $0.1 million, respectively, of consolidated gross revenue, decreases of $0.7 million and $0.2 million, respectively, of income before income tax provision, and decreases of $0.3 million and $0.2 million, respectively, of net income attributable to EEI.  The Out of Period Adjustments resulted in decreases of $0.5 million of both consolidated total assets and consolidated total shareholders’ equity at July 31, 2017.

Specific impacts of the GAC Deconsolidation Adjustments and Out of Period Adjustments on various financial statement line items are summarized in Note 2 of the consolidated financial statements included in Item 8 of this Annual Report.

Internal Controls and Disclosure Controls Considerations

In connection with control deficiencies related to the errors outlined above, and other control deficiencies identified by management, our Acting Principal Executive Officer (“Acting PEO”) and Acting Chief Financial Officer (“Acting CFO”) determined that there were deficiencies in our internal control over financial reporting that, in the aggregate, represented material weaknesses in controls at July 31, 2018.  Accordingly, our Acting PEO and Acting CFO have concluded that the Company’s disclosure controls and procedures and internal control over financial reporting were not effective at July 31, 2018.  Refer to Item 9A of this Annual Report for a description of the control deficiencies identified by management, as well as management’s plan to remediate those deficiencies.

Items Affected

The following disclosures in this Annual Report have been affected as a result of the restatements:

•	Item 1. Business – GAC backlog has been removed from the consolidated backlog table.
•	Item 2. Properties – GAC’s leased properties are excluded from the properties commentary.
•
Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – tables and textual disclosures related to revenue, operating expenses, income taxes, liquidity and critical accounting policies have been amended for the fiscal years ended July 31, 2017 and 2016.

•
Item 8.  Financial Statements and Supplementary Data – the following financial statements and related footnote disclosures have been restated: (i) consolidated balance sheet at July 31, 2017; and (ii) consolidated statements of operations, statements of comprehensive income, statements of cash flows and statements of shareholders’ equity for the fiscal years ended July 31, 2017 and 2016.

For additional disclosures regarding the restatement adjustments described above, refer to Note 2 of the consolidated financial statements included in Item 8 of this Annual Report.

PART I

Item 1. Business

References in this Annual Report to “EEI” refer to Ecology and Environment Inc., a New York corporation.  References to “the Company,” “we,” “us,” “our,” or similar terms refer to EEI together with its consolidated subsidiaries.

Organization and Background

EEI was incorporated in February 1970 as a global broad-based environmental consulting firm with an underlying philosophy of providing professional services in the regions it serves so that sustainable economic and human development may proceed with acceptable impact on the environment.  During fiscal year 2018, EEI had direct and indirect ownership in six active wholly-owned and majority-owned operating subsidiaries in four countries (the United States of America, Brazil, Peru and Ecuador), and one majority-owned equity investment in Chile.

Management generally assesses operating performance and makes strategic decisions based on the geographic regions in which we do business.  We report separate operating segment information for our U.S. and South American operations.

Our active subsidiaries during the fiscal year ended July 31, 2018 are listed in the following table.

Name	Percentage of Subsidiary Capital Stock Owned by the Company	Operating Segment

Consolidated Subsidiaries:
Ecology & Environment Engineering, Inc.	100.00%	United States
Walsh Environmental, LLC	100.00%	United States
Gustavson Associates, LLC	83.60%	United States
Lowham-Walsh Engineering & Environment Services, LLC (“Lowham”)	100.00%	United States
Walsh Peru, S.A. Ingenieros y Cientificos Consultores (“Walsh Peru”)	74.78%	South America
ecology and environment do brasil Ltda. (“E&E Brazil”)	72.00%	South America
Servicios Ambientales Walsh, S.A. (“Walsh Ecuador”) (a)	51.00%	South America

Majority-Owned Equity Investment (b):
Gestión Ambiental Consultores S.A. (“GAC”)	55.10%	South America

(a)	The Company’s investment in Walsh Ecuador was sold to minority shareholders effective February 1, 2019.
(b)
EEI’s equity investment in GAC is reported as an “equity method investment” on the consolidated balance sheets, and as a component of the South American operating segment.  EEI’s share of GAC’s earnings is reported as “income from equity method investment” on the consolidated statements of operations.

Environmental Consulting Services Offered

We are an environmental and engineering consulting firm employing professionals in scientific, engineering, and planning disciplines. Our staff is comprised of individuals representing numerous scientific, engineering, health, and social disciplines working together in multidisciplinary teams to provide innovative environmental solutions.  The majority of our employees hold bachelor's and/or advanced degrees in such areas as chemical, civil, mechanical, sanitary, soil, structural and transportation engineering, biology, geology, hydrogeology, ecology, urban and regional planning and oceanography.  Our client list includes governments, industries, multinational corporations, organizations, and private companies.  Major markets that we participate in, and the services we provide to clients within those markets, are described below.

Energy

Our energy market includes projects related to fossil fuels (oil and gas, pipelines, liquid natural gas, offshore), renewables (onshore and offshore wind, solar, geothermal, storage), and electric transmission.  We also provide third-party energy advisory work for state and federal agencies.  Our core energy development services span the entire energy project lifecycle and include:

•	Feasibility studies, siting analyses, and critical flaw analyses;
•	Environmental/biological surveys and assessments;
•	Federal, state, and local agency consultation and permitting applications;
•	National Environmental Policy Act (“NEPA”) compliance;
•	Geographic Information Systems (“GIS”) data management and mapping;
•	Community outreach, stakeholder engagement, and tribal consultation; and
•	Environmental monitoring during project construction, restoration and mitigation.

Offshore Resources

For our offshore energy clients, we provide environmental risk advisory services, critical issues analyses, and project siting support.  We help clients obtain federal, state, and local permits and conduct agency and tribal consultation.  We develop environmental/biological/marine studies, surveys, and modeling and provide GIS-based data management and mapping services.  We also have teams of public outreach experts that provide stakeholder engagement and community outreach services for clients.  We provide environmental monitoring/ compliance services during construction as well as post-construction.

Pipelines and Liquefied Natural Gas (“LNG”)

This market includes onshore pipelines and domestic upstream (exploration and production) oil and gas development and permitting projects, offshore and onshore LNG import and export terminals and associated pipelines, and deep water ports for exporting crude oil.  Our extensive suite of pipeline services includes route selection, evaluation of alternatives, field surveys, regulatory compliance and permit support, preparation of environmental monitoring and restoration plans, and environmental inspection, including development of quality assurance specifications.

The rapid development of shale gas resources has advanced the U.S. from having to import natural gas to now producing natural gas in excess of domestic needs. This has transformed the U.S. LNG marketplace from permitting and constructing LNG import terminals to permitting and constructing LNG export terminals.  We have also worked with clients to develop offshore and onshore LNG import and export terminals and associated pipelines.

Renewables

The renewable market includes solar energy and onshore and offshore wind energy projects. This is a very dynamic market, where increasingly favorable economics of renewables and changing regulations are leading to new regional markets and the frequent emergence of new market entrants.  We have extensive experience providing strategic environmental consulting services to wind energy developers.  We also support solar energy developers during all phases of solar projects and have supported these projects in more than 30 states.  We conduct critical issues analyses, feasibility and siting studies, permitting and due diligence audits, environmental impact assessments, project permitting and construction monitoring and operational compliance.

Electric Transmission

This market includes projects associated with underwater and underground transmission lines, urban rebuilds, and renewable generation interconnections in the U.S. and South America.  We prepare feasibility studies, evaluate alternative routes, analyze environmental impacts, and acquire utility certificates, approvals, and permits for electric transmission facilities to bring electric power from its source to regional population centers as well as to upgrade aging infrastructure.

Site Assessment and Remediation (“SAR”)

Within our SAR market, we provide a variety of services related to environmental liabilities from hazardous waste sites, including due diligence, site assessment, risk assessment, preliminary assessment/site inspection, remedial investigation and feasibility study, corrective/remedial action planning, remedial design, construction oversight, brownfield and property redevelopment, and searches for potentially responsible parties.  We provide services to commercial clients, federal government agencies and various state agencies and municipalities located within the states of New York, Florida, Illinois, South Carolina, and Washington.  Our significant federal SAR clients and services include the Environmental Protection Agency (“EPA”), the U.S. Army Corps of Engineers, the U.S. Forest Service, and the Bureau of Land Management (“BLM”).

Armed Services

Our U.S. Department of Defense (“DOD”) clients include the Army, Navy, Marines, Air Force, and other branches of the DOD.  We provide real property master planning, military programming, geospatial data and systems support, database management, encroachment planning and water resources planning services at DOD air stations and bases, weapons ranges, and onshore and offshore range complexes in the U.S. and internationally.  We develop technologically advanced military master planning tools by leveraging the latest in GIS and information technology.  We assist DOD installations with incorporating renewable energy and reducing their environmental footprint while sustaining mission requirements and maintaining positive relationships with the surrounding communities.

Federal Lands and Waters

Our federal lands and waters work includes planning/NEPA and other non-SAR work for federal clients including the U.S. Forest Service, the National Oceanic and Atmospheric Administration, the Bureau of Ocean Energy Management, and BLM.

International and Communications

Our International and Communications work encompasses international project development for telecommunications and offshore activities such as oil and gas, as well as joint opportunities with our Latin American subsidiaries and ongoing telecommunications work.

Resilient Communities

We help clients in building community resilience, emergency management planning, and disaster preparedness and recovery with an emphasis on planning, adaptation, and mitigating impacts of sea level rise and climate change.  We also help organizations and government agencies to become more resilient by assisting them to plan for, respond to, and recover from extreme disruptive events that can result in a wide range of cascading emergencies, with emphasis on building more resilient communities.  Our strength in meeting the challenges of disaster management, mitigation, prevention and recovery lies in the breadth of our multidisciplinary staff and resources and our rapid deployment capability.

Water and Ecosystem Restoration

Our Restoration team provides invasive species management, stream and shoreline habitat restoration, bank stabilization, fish passage, and other services to clients and is focused on expanding our 20 years of experience in these areas to new clients and geographies. Funding for water and ecosystem restoration projects flows from Natural Resource Damage Assessment funds, federal programs, local agency contracts, and non-government organization and other grant-funded projects.

Contract Backlog

Firm backlog represents an estimate of gross revenue expected to be recognized over the remaining life of projects under contracts that are awarded, funded and in progress.  These projects include work to be performed under contracts which contain termination provisions that may be exercised without penalty at any time by our clients upon written notice to us, in which case the client would only be obligated to pay us for services provided through the termination date.  A significant portion of our revenue is generated through projects awarded under Master Service Agreements with our clients.  In these instances, only the current unfinished projects are included in our backlog.

Firm backlog by operating segment is summarized in the following table.

	January 31, 2019	July 31, 2018
	(in thousands)
Total firm backlog of uncompleted contracts:
U.S. operations	$51,744	$49,081
South American operations	14,721	9,465
Consolidated totals	$66,465	$58,546

Anticipated completion of firm backlog in next twelve months:
U.S. operations	$43,716	$42,991
South American operations	8,909	8,325
Consolidated totals	$52,625	$51,316

For our U.S. operations, new orders reported as additions to firm backlog kept pace with work delivered on projects during the first six months of fiscal year 2019.   The increase in firm backlog for our South American operations during the same period was the result of significant new orders that outpaced completion of projects.

In addition to the firm backlog summarized in the table above, we also have been awarded contracts that are partially or entirely unfunded, but which are expected to be partially or entirely funded during the remaining life of the associated projects.  Total unfunded backlog approximated $24.0 million and $23.0 million at January 31, 2019 and July 31, 2018, respectively.  Until these projects are funded, we cannot be certain regarding the value of gross revenue that we will recognize under these contracts.

Backlog is not a measure defined by generally accepted accounting principles in the United States (“U.S. GAAP”) and is not a measure of profitability. Our method for calculating backlog may not be comparable to methodologies used by other companies.  In addition, we have revised our methodology for calculating backlog from that used for backlog disclosures included in Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q filed with the SEC prior to July 31, 2018.

Competition

We are subject to competition with respect to each of the services that we provide.  No single entity currently dominates the environmental services industry or has the capability to serve the entire market.  Some of our competitors are larger than us, have greater financial and other resources than we do, or may be more specialized in certain disciplines or locations.  Other U.S. competitors have special status as small businesses which allows them to compete for U.S. government contracts set-aside to be awarded exclusively to small business concerns.  We compete primarily on the basis of our reputation, quality of service, expertise, responsiveness and price.

Management Team and Employees

Our management and staff are comprised of individuals with advanced degrees representing scientific and engineering disciplines working together in multidisciplinary teams to provide innovative solutions.  The members of our executive management team have extensive experience in the environmental consulting industry.

As of July 31, 2018, we had 779 employees (602 full-time) in all of our offices, which included 532 employees (393 full-time) in domestic offices and 247 employees (209 full-time) in foreign offices of consolidated subsidiaries.

In March 2019, we initiated specific staff reduction initiatives pursuant to a plan to restructure the Company’s U.S. operations.  Refer to Item 7 of this Annual Report for additional disclosure regarding the Corporate Restructuring Plan and related Staff Reduction Programs.

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

Most of our business is driven by laws and regulations related to the protection of the environment. The current U.S. government administration has declined to enforce some environmental laws and has repealed certain regulations, adversely impacting our ability to generate revenue.  Any further relaxation or repeal of these laws, or changes in governmental policies regarding the funding or enforcement of these laws, may have additional adverse impacts on our revenue.  Fundamental changes in the operations of government agencies (i.e., significant agency staff reductions, changes or delays in processes for awarding contracts, and decisions to shutdown portions of the U.S. federal government) also could impact the amount or timing of our revenue.  Also, reduced spending by governmental agencies may increase competition within our industry which may directly affect future revenue and profits.

As a federal government contractor, we are subject to a number of procurement laws and regulations and government agency audits.  Any violation of these laws could result in economic harm to our operations.

Revenue from federal government contracts represented 17%, 23% and 26% of total revenue for fiscal years 2018, 2017 and 2016, respectively.

We must comply with federal laws relating to the procurement and administration of government contracts.  Federal laws include the Federal Acquisition Regulation (“FAR”), the Truth in Negotiations Act, the Cost Accounting Standards (“CAS”), and the Service Contract Act.  These laws impact how we do business with government clients and can increase the cost of doing business.  In addition, in recent years, government agencies have mandated that their primary contractors utilize a higher portion of small and disadvantaged businesses as subcontractors.

Certain federal government agencies, such as EPA and the Defense Contract Audit Agency (“DCAA”), as well as numerous state agencies, routinely audit government contractors and their performance under specific contracts to determine if a contractor’s cost structure is compliant with applicable laws and regulations.  They may question the incurrence of certain costs based on the FAR and CAS and disallow those costs on their contracts.  These audits may occur several years after payment for services has been received.  Historically, we have been able to successfully defend against the disallowance of any significant costs.  However, future audits may uncover instances of noncompliance and result in material disallowances for costs previously incurred.  Such material disallowances could negatively affect revenue, profits and cash flow.

We depend on municipal, state and federal government work for a significant portion of our revenue.  Inability to win or renew government contracts during procurement cycles could significantly reduce our revenue and profits.

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

Our commercial clients may be acquired by other entities or may elect to sell their interest in ongoing projects to other entities.  These transactions would subject us to increased risk of contract terminations or renegotiations.

If our commercial clients sell their interest in ongoing projects or are acquired by other entities, we may not be able to control or influence decisions made by the acquiring company regarding the ongoing contractual relationships of our client, including decisions to modify contracts to mitigate conflict of interest, terminate existing contracts or to award future contracts.  Such decisions by acquiring companies to terminate existing contracts, or to exclude us when awarding future contracts, could have an adverse impact on our revenues and results of operations. Additionally, poor global and domestic economic conditions could impact the availability of funding for certain private environmental projects causing significant delay or cancellation of projects.

Failure to retain or renew significant contracts with certain government and key commercial clients.

Our failure to maintain contracts that contribute a material amount to our annual revenue could significantly reduce our income and profits if we are unable to enter into more or other contracts with new clients for similar values within the fiscal year.

Risk Factors Related to Our Operations

Our South American operations are subject to a number of risks.

Gross revenue from our South American operations represented 21%, 16% and 16% of consolidated gross revenue for fiscal years 2018, 2017 and 2016, respectively.  Compared with our U.S. operations, our South American operations are subject to a number of heightened risks, including:

•	foreign currency exchange rate fluctuations;
•	exposure to liability and sanctions under the Foreign Corrupt Practices Act;
•	exposure to liability and sanctions under laws and regulations established by foreign jurisdictions in which we conduct business; and
•	volatility in economic and political conditions.

Failure to manage these risks effectively may result in a negative impact on our future revenue, earnings, financial position and liquidity.

Failure to attract and retain key employees during our current corporate reorganization could impair our ability to provide quality service to our clients.

We provide professional and technical services that depend on our ability to attract, retain and train our professional employees to conduct our business and perform our obligations to ensure success.  Impacts from the Staff Reduction Programs (as defined in Item 7 of this Annual Report) may impair the corporate experience of our senior management team and other key employees that are essential to our profitability and success.  Failure to effectively develop staff and complete succession planning for key senior management roles could adversely affect customer relationships, the quality of work that we complete for our clients and business development efforts.

Failure to appoint a permanent chief executive officer in a timely manner could have a detrimental impact on our corporate strategy and success.

Failure to appoint a permanent chief executive officer with the desired level of experience and expertise, versus an executive chairman and operating committee leading the Company, in a timely manner may impact employee, client and shareholder confidence in the Company’s ability to have and implement a consistent strategic plan to perform and prosper, which could have an adverse impact on our business, results of operations and financial condition.

Extraordinary events, including natural disasters and terrorist actions, could negatively impact the economies in which we operate or disrupt our operations.

The geographic areas of our operations include regions that have experienced hurricanes, earthquakes and forest fires.  The occurrence of extraordinary events such as these, as well as other natural disasters or terrorist actions, could cause the delay or cancellation of projects, closure of offices, and the evacuation or loss of personnel.  Such events could limit or disrupt markets and our operations, which could have a negative impact on our business, financial condition, and results of operations or cash flows.

Failure to establish and maintain effective internal controls over financial reporting has resulted in, and may in the future result in, material misstatements in our financial statements.

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting. As reported in Item 9A of this Annual Report, management identified control deficiencies as of July 31, 2018 related to the Company’s accounting for its majority investment in GAC, income taxes and the financial statement close process.  Management concluded that material weaknesses in our internal controls over financial reporting existed as of July 31, 2018, and that consolidated financial statements for annual and quarterly reporting periods prior to July 31, 2018 were materially misstated.  Our management has also concluded that our disclosure controls and procedures were not effective as of July 31, 2018.  We are in the process of developing and implementing a remediation plan to address the material weaknesses.  Implementation of measures to remediate these material weaknesses may prove to be ineffective or inadequate and the Company may still be exposed to risk of misstatements in its financial statements.  Investors and other users of the Company’s financial statements could lose confidence in the reliability of the Company’s financial information.  The Company could be obligated to incur additional costs to improve the Company’s internal controls, which may adversely affect the Company’s reputation and its operating prospects.  Further, if additional material weaknesses or significant deficiencies in our internal controls are discovered or occur in the future, our consolidated financial statements may contain material errors and misstatements, and we could be required to restate financial results reported in prior periods.

Internal information technology systems or service failures could disrupt our business and impair our ability to effectively provide our services and products to our clients, which could damage our reputation and adversely affect our revenue, profitability and operating results.

Our information technology systems are subject to failures, including network, software or hardware failures, whether caused by us, third-party service providers, intruders or hackers, computer viruses, natural disasters, power shortages or terrorist attacks. Any such failures could cause loss of data and interruptions or delays in our business, cause us to incur remediation costs, subject us to claims and damage our reputation. Failure or disruption of our communications or utilities could cause us to interrupt or suspend our operations or otherwise adversely affect our business. Any system or service disruptions if not anticipated and appropriately mitigated could have a material adverse effect on our business including, among other things, an adverse effect on our ability to bill our clients for work performed on our contracts, collect the amounts that have been billed and produce accurate financial statements in a timely manner. Our property and business interruption insurance may be inadequate to compensate us for all losses that may occur as a result of any system or operational failure or disruption and, as a result, our results of operations could be materially and adversely affected. We have invested and will continue to pursue further investments in systems that will allow us to achieve and remain in compliance with the regulations governing our business; however, there can be no assurance that such systems will be effective at achieving and maintaining compliance or that we will not incur additional costs in order to make such systems effective.

Risk Factors Related to Ownership and Corporate Governance

Voting rights of an executive officer and certain directors could block or discourage a change in control.

Two of EEI’s current directors, one of whom is also an executive officer, owned or controlled approximately 40% of the outstanding shares of Class B Common Stock as of March 31, 2019, which has one vote per share, while the Class A Common Stock has one-tenth of a vote per share.  In addition, since the Company qualifies for the Nasdaq “controlled company exception,” there exists a group of holders of Class B Common Stock, composed principally of certain of the Company’s current directors and executive officers and members of their families (the “CCE Group”), that controls greater than 50% of the votes that may be cast for any proposal at a shareholders meeting.  This concentration of voting control by the CCE Group may effectively prevent any influence by other holders of Class A or Class B Common Stock over matters submitted to a vote by all shareholders.

As a result, the CCE Group has effective control over the outcome of votes on all matters requiring approval by our shareholders, including significant corporate transactions such as mergers, tender offers and the sale of all or substantially all of our assets. The interests of the CCE Group could conflict with or differ from the Company’s interests or the interests of other shareholders. For example, the concentration of ownership held by the CCE Group could discourage, delay, defer or prevent a change of control of the Company or impede a merger, takeover or other business combination which may otherwise be favorable for us or the Company’s other shareholders.

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

We own our corporate headquarters (60,000 square feet), which is located in Lancaster, New York, a suburb of Buffalo, New York.  The corporate headquarters building also serves as our Buffalo regional office.  As of July 31, 2018, we also operated in 23 leased regional offices in the United States and six leased offices in foreign locations.

Item 3.  Legal Proceedings

From time to time, the Company is a named defendant in legal actions arising out of the normal course of business.  The Company is not a party to any pending legal proceeding, the resolution of which management believes will have a material adverse effect on the Company’s results of operations, financial condition or cash flows, or to any other pending legal proceedings other than ordinary, routine litigation incidental to its business.  The Company maintains liability insurance against risks arising out of the normal course of business.  The Company’s legal proceedings are disclosed in Note 21 of the Consolidated Financial Statements, included in Item 8 of this Annual Report.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Principal Market for EEI Common Stock

The Company’s Class A Common Stock is listed on the Nasdaq Stock Market under the symbol “EEI”.  There is no separate market for the Company’s Class B Common Stock.

Holders of Common Stock

As of March 31, 2019, 3,088,865 shares of the Company's Class A Common Stock were outstanding and there were 257 holders of record of the Company's Class A Common Stock.  We estimate that the Company has a significantly greater number of Class A Common Stock shareholders because a substantial number of the Company's shares are held in street name.

As of March 31, 2019, 1,226,270 shares of the Company's Class B Common Stock were outstanding and there were 43 holders of record of the Class B Common Stock.

Dividends

Including fiscal year 2018, the Company has declared semi-annual dividends for 32 consecutive years.  The Company declared dividends totaling $0.40 per common share during fiscal years 2018 and 2017, and $0.44 per common share during fiscal year 2016.

The Company's Certificate of Incorporation provides that any cash or property dividend paid on Class A Common Stock must be at least equal to the cash or property dividend paid on Class B Common Stock on a per share basis.  The amount, if any, of future dividends is at the discretion of the Company's Board of Directors and will depend upon the Company's future earnings, financial condition, liquidity requirements and other factors as determined by the Board of Directors.

Equity Compensation Plan Information

EEI adopted the 1998 Stock Award Plan effective March 16, 1998.  This plan, together with supplemental plans that were subsequently adopted by the Company’s Board of Directors and ratified by the Company’s shareholders, the latest being effective April 20, 2017, is referred to as the “Stock Award Plan”.  Equity compensation plan information as of July 31, 2018 is summarized in the following table.

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance

Equity compensation plans approved by security holders:
Stock Award Plan	---	---	180,967
Total	---	---	180,967

Refer to Note 15 of the Consolidated Financial Statements, included in Item 8 of this Annual Report, for additional information regarding the Stock Award Plan.

Purchased Equity Securities

In August 2010, the Company’s Board of Directors approved a 200,000 share repurchase program.  The following table summarizes the Company's purchases of its common stock during fiscal year 2018 under this share repurchase program.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Fiscal Year 2018 Operations Overview

Selected financial information by operating segment is summarized in the following table.

	Fiscal Year Ended July 31,			Fiscal Year 2018 Increase (Decrease)		Fiscal Year 2017 Increase (Decrease)
	2018	2017 (Restated)	2016 (Restated)	$	%	$	%
	($ in thousands)
U.S. operations:
Gross revenue	$71,882	$80,659	$82,794	$(8,777)	(11)%	$(2,135)	(3)%
Gross revenue less subcontract costs	59,895	68,314	69,574	(8,419)	(12)%	(1,260)	(2)%
Cost of professional services and other direct operating expenses	26,972	29,579	30,364	(2,607)	(9)%	(785)	(3)%
Gross margin	32,923	38,735	39,210	(5,812)	(15)%	(475)	(1)%
Selling, general and administrative expenses	32,802	31,955	34,225	847	3%	(2,270)	(7)%

South American operations:
Gross revenue	18,802	15,424	15,454	3,378	22%	(30)	---%
Gross revenue less subcontract costs	13,598	11,794	11,568	1,804	15%	226	2%
Cost of professional services and other direct operating expenses	6,883	6,600	6,072	283	4%	528	9%
Gross margin	6,715	5,194	5,496	1,521	29%	(302)	(5)%
Selling, general and administrative expenses	6,455	6,184	6,745	271	4%	(561)	(8)%
Income from equity method investment	595	368	363	227	62%	5	1%

Consolidated totals:
Gross revenue	90,684	96,083	98,248	(5,399)	(6)%	(2,165)	(2)%
Gross revenue less subcontract costs	73,493	80,108	81,142	(6,615)	(8)%	(1,034)	(1)%
Cost of professional services and other direct operating expenses	33,855	36,179	36,436	(2,324)	(6)%	(257)	(1)%
Gross margin	39,638	43,929	44,706	(4,291)	(10)%	(777)	(2)%
Selling, general and administrative expenses	39,257	38,139	40,970	1,118	3%	(2,831)	(7)%
Income from equity method investment	595	368	363	227	62%	5	1%

We reported a consolidated net loss of $0.3 million ($0.07 per share) for the fiscal year ended July 31, 2018, compared with net income of $2.8 million ($0.66 per share) from the prior fiscal year.  Net (loss) income by operating segment is summarized in the following table.

	Fiscal Year Ended July 31,
	2018	2017 (Restated)	2016 (Restated)
	(in thousands)
Net (loss) income attributable to EEI:
U.S. operations	$(651)	$3,688	$2,473
South American operations	343	(865)	(1,732)
Consolidated net (loss) income attributable to EEI	$(308)	$2,823	$741

Gross margin represents gross revenue less cost of professional services and other direct operating expenses and subcontract costs.  As a percentage of gross revenue, the consolidated gross margin percentage decreased to 43.7% for fiscal year 2018 from 45.7% for the prior fiscal year, primarily due to the change in revenue mix between the operating segments.  Our South American operations, which has a higher utilization of subcontractors in relation to total project costs and produces a lower gross margin percentage than our U.S. operations, contributed 21% of consolidated gross revenue in fiscal year 2018 compared to 16% in fiscal year 2017.

U.S. Operations Overview

The Tax Cuts and Jobs Act (the “Tax Act”) enacted by the U.S. government in December 2017 lowered our federal corporate income tax rate from 34.0% to 26.5%, which effectively lowered the income tax benefit on our pre-tax loss by $0.1 million for fiscal year 2018.  Other one-time net adjustments resulted in net income tax expense of $0.4 million for fiscal year 2018.  Additional disclosures regarding impacts of the Tax Act are included in the “Income Taxes” section below and in Note 13 of the Consolidated Financial Statements included in Item 8 of this Annual Report.

Certain nonrecurring transactions and adjustments recorded during fiscal year 2017, including the reduction of reserves related to project disallowances and costs associated with a shareholder’s contest of the Company’s two Class A director nominees, resulted in a net $0.4 million increase to net income and effectively increased earnings by approximately $0.08 per share during fiscal year 2017.  No comparable transactions were recorded during fiscal year 2018.

Excluding the impact of the unusual activity noted above, net income from U.S. operations decreased during fiscal year 2018 as a result of lower project revenue.  Throughout most of fiscal year 2018, we experienced a trend of longer periods being required by various prospective commercial and federal clients to make contract award decisions, fund projects, define project scopes and schedule project work.

South American Operations Overview

Net income from South American operations increased primarily as a result of higher revenue at each of our significant subsidiaries in South America.  Economic downturns that adversely affected our South American operations during previous fiscal years stabilized during fiscal years 2017 and 2018, resulting in additional business development opportunities and higher revenue across multiple market sectors.

Selling, general and administrative expenses generally increased within our South American operating segment to support the increased volume of business development activity and the 22% increase in gross revenue during fiscal year 2018 as compared to fiscal year 2017.

As defined for the purposes of this commentary, South American operations excludes the operations of GAC, EEI’s majority-owned equity investment in Chile.  EEI’s portion of GAC’s earnings is reported as income from equity method investment on the consolidated statements of operations.  Refer to the “Income from Equity Method Investment” section below for disclosures and commentary regarding EEI’s investment in GAC.

Corporate Reorganization and Staff Reduction Programs Initiated in Fiscal Year 2019

In response to a lack of revenue growth and erosion of profits during recent fiscal years, we implemented a restructuring plan for our U.S. operations during the quarter ended January 31, 2019, with the overall objective of achieving profitable growth (the “Corporate Restructuring Plan”).  The Corporate Restructuring Plan includes work streams to address the following broad objectives for U.S. operations:

•	Simplifying the business organizational structure;
•	Improving the efficiency of the technical organization and delivery model;
•	Developing an improved marketing and sales strategy; and
•	Reducing operating expenses.

In December 2018, we began a process for notifying affected employees of voluntary retirement and involuntary separation programs (collectively, the “Staff Reduction Programs”) being implemented in connection with the Corporate Restructuring Plan.  We expect to reduce our U.S. operations workforce by more than 10% by July 31, 2019 as a direct result of the Staff Reduction Programs, resulting in approximately $6 million of anticipated annual reduction of salary and fringe expenses.  We also expect these actions to result in approximately $1.0 million of pre-tax charges and cash expenditures recorded during the second half of fiscal year 2019, consisting primarily of employee severance and termination benefits.

Gross Revenue less Subcontract Costs

Gross revenue less subcontract costs is a key metric utilized by management for operational monitoring and decision-making.  References to “revenue” in the following commentary refers to gross revenue less subcontract costs, which is summarized by operating segment in the following table.

	Fiscal Year Ended July 31,			Fiscal Year 2018 Increase (Decrease)		Fiscal Year 2017 Increase (Decrease)
Operating Segment	2018	2017 (Restated)	2016 (Restated)	$	%	$	%
	($ in thousands)
U.S. operations	$59,895	$68,314	$69,574	$(8,419)	(12)%	$(1,260)	(2)%

South American operations:
Peru	5,523	4,321	6,675	1,202	28%	(2,354)	(35)%
E & E Brazil	8,098	7,263	4,497	835	11%	2,766	62%
Other	(23)	210	396	(233)	--- (a)	(186)	--- (a)
	13,598	11,794	11,568	1,804	15%	226	2%

Total gross revenue less subcontract costs	$73,493	$80,108	$81,142	$(6,615)	(8)%	$(1,034)	(1)%

(a)	Percent change is not relevant because of the relatively immaterial amounts for all periods presented.

Fiscal Year 2018 Versus 2017

Lower revenue from our U.S. operations during fiscal year 2018 primarily resulted from depressed activity in our core markets, particularly energy and federal government sectors.  We have experienced a trend of longer periods being required for current or potential clients to make contract award decisions, particularly within liquid natural gas and transmission markets.  We have also experienced a trend of longer periods required for clients to release contract scopes and delivery schedules, particularly within our energy, international cable and federal DOD markets.

In addition, final settlements of project disallowances resulted in a $1.1 million increase in gross revenue during fiscal year 2017.  We did not record any similar activity during fiscal year 2018.

Higher revenue from our Brazilian operations during fiscal year 2018 resulted from increased project activity in the energy transmission, seismic, and wind sectors.  An economic downturn that adversely affected our Brazilian operations for several previous reporting periods stabilized during fiscal year 2017 and fiscal year 2018, resulting in additional business development opportunities.  The mix of contract work along with changes in our pricing strategy generated a higher average selling rate in fiscal year 2018, as compared to fiscal year 2017.

Higher revenue from our Peruvian operations during fiscal year 2018 resulted from increased project activity within the energy sector.  Increases in mineral prices, gas demand and private and public investments in energy projects each contributed to strong revenue growth in Peru.

Fiscal Year 2017 Versus 2016

Lower revenue from our U.S. operations during fiscal year 2017 primarily resulted from a lower average selling rate per hour of service charged to our clients.  General competitive pricing pressure continues to have a negative impact on revenue for many of our domestic market sectors.  To a lesser degree, a reduction in the volume of hours charged to clients, particularly in the energy and mining market sectors, also contributed to the overall decrease in revenue.

In addition to the normal operating activity noted above, our fiscal year 2016 sale of a Kentucky-based subsidiary resulted in a reduction of $0.5 million of consolidated revenue during fiscal year 2017.

Offsetting the reductions in revenue noted above were final settlements of project disallowances, which resulted in $1.1 million and $0.4 million increases in gross revenue during fiscal years 2017 and 2016, respectively.

Higher revenue from our Brazilian operations were mainly due to increased project activity in the energy transmission sector.  Brazil experienced economic stabilization during fiscal 2017 after a period of economic downturn that adversely affected our Brazilian operations, resulting in additional business development opportunities for E & E Brazil.

Lower revenue from our Peruvian operations resulted from lower project activity within the energy sector.  Global economic trends in oil, gas and commodity prices continued to have a severe negative impact on revenue from energy and mining sectors in Peru.

Cost of Professional Services and Other Direct Operating Expenses

The direct cost of services represents labor and other direct costs of providing services to our clients under our project agreements.  These costs, and fluctuations in these costs, generally correlate directly with related project work volumes and revenue.  Direct cost of services, by operating segment, are summarized in the following table.

	Fiscal Year Ended July 31,			Fiscal Year 2018 Increase (Decrease)		Fiscal Year 2017 Increase (Decrease)
Operating Segment	2018	2017 (Restated)	2016 (Restated)	$	%	$	%
	($ in thousands)

U.S. operations	$26,972	$29,579	$30,364	$(2,607)	(9)%	$(785)	(3)%

South American operations:
Peru	1,992	1,405	2,829	587	42%	(1,424)	(50)%
E & E Brazil	4,780	5,043	3,034	(263)	(5)%	2,009	66%
Other	111	152	209	(41)	--- (a)	(57)	--- (b)
	6,883	6,600	6,072	283	4%	528	9%

Total cost of professional services and other direct operating expenses	$33,855	$36,179	$36,436	$(2,324)	(6)%	$(257)	(1)%

(a)	Percent change is not relevant because of the relatively immaterial amounts for all periods presented.

Comparative increases and/or decreases in cost of professional services and other direct operating expenses within operating segments were generally consistent with corresponding changes in reporting operating segment revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses represent operating costs not directly associated with the generation of revenue.  Selling, general and administrative expenses by operating segment are summarized in the following table.

	Fiscal Year Ended July 31,			Fiscal Year 2018 Increase (Decrease)		Fiscal Year 2017 Increase (Decrease)
Operating Segment	2018	2017 (Restated)	2016 (Restated)	$	%	$	%
	($ in thousands)

U.S. operations	$32,802	$31,955	$34,225	$847	3%	$(2,270)	(7)%

South American operations:
Peru	3,351	3,308	3,608	43	(4)%	(300)	(8)%
E & E Brazil	3,050	2,522	2,967	528	21%	(445)	(15)%
Other	54	354	170	(300)	--- (a)	184	--- (a)
	6,455	6,184	6,745	271	4%	(561)	(8)%

Total selling, general and administrative expenses	$39,257	$38,139	$40,970	$1,118	3%	$(2,831)	(7)%

(a)	Percent change is not relevant because of the relatively immaterial amounts for all periods presented.

Fiscal Year 2018 Versus 2017

The increase in selling, general and administrative expenses from U.S. operations during fiscal year 2018 was a result of higher business development related expenses due to focus on specific expanded marketing initiatives and proposal activity.  Higher business development related expenses were partially offset by lower bad debt expenses, primarily due to the collection of a previously reserved account receivable.

Selling, general and administrative expenses increased within our Brazilian operations to support the increases in the volume of business development activity and gross revenue during fiscal year 2018 as compared to fiscal year 2017.

Fiscal Year 2017 Versus 2016

During fiscal year 2017, the Company’s U.S. operations continued to operate under an expense management strategy that resulted in significant reductions in selling, general and administrative expenses, consistent with the trend over the previous three fiscal years.  Additionally, $0.3 million of selling, general and administrative expenses were recorded during fiscal year 2016 by a majority owned subsidiary that was sold during fiscal year 2016.

Selling, general and administrative expenses generally decreased within our South American operating segment during fiscal year 2017, as management within our foreign subsidiaries continued with their critical review of indirect staffing levels and key administrative processes, resulting in improved operating efficiency and cost reductions.  These operations also realized a full year benefit of efficiencies and cost reductions initiated in the prior fiscal year.

Income from Equity Method Investment

The Company recorded the following activity for its equity method investment in GAC during fiscal years 2018, 2017 and 2016:

	Fiscal Year Ended July 31,
	2018	2017 (Restated)	2016 (Restated)
	(in thousands)

Equity investment carrying value at beginning of period	$1,463	$1,944	$1,793
GAC net income attributable to EEI	595	368	363
EEI’s portion of dividends declared by GAC	---	(849)	(212)
Equity investment carrying value at end of period	$2,058	$1,463	$1,944

GAC net income attributable to EEI is reported as income from equity method investment on the Company’s consolidated statements of operations.  The results of GAC’s operations for fiscal years 2018, 2017 and 2016 are summarized in the following table.

	Summary Statement of Operations Information For the Fiscal Year Ended July 31,
	2018	2017	2016
	(in thousands)

Gross revenue	$11,987	$7,737	$7,530
Direct cost of services and subcontract costs	(7,286)	(4,633)	(4,632)
Income from operations	1,381	568	727
Net income	1,079	668	659
Net income attributable to EEI	595	368	363

Higher revenue and operating expenses for GAC during fiscal year 2018 were due to expanded business development activities and increased project volumes within the transmission, industrial and mining sectors.  Improved mineral prices continued to result in additional project opportunities during fiscal year 2018.

Income Taxes

The income tax provision resulting from domestic and foreign operations is summarized in the following table.

	Fiscal Year Ended July 31,
	2018	2017 (Restated)	2016 (Restated)
	($ in thousands)
Income tax provision from:
U.S. operations	$178	$1,854	$2,264
Foreign operations (primarily South American operations)	80	313	882
Consolidated operations	$258	$2,167	$3,146

Consolidated effective tax rate from:
U.S. operations	(a )	39.6%	68.6%
Foreign operations (primarily South American operations)	52.0%	(a )	(a )
Consolidated operations	167.5%	46.3%	95.3%

(a)	percentage not meaningful because the Company recorded income tax expense despite reporting a pre-tax loss.

Impact of the Tax Act

On December 22, 2017, the U.S. government enacted the Tax Act, which significantly revised U.S. corporate income tax regulations including, among other things, lowering U.S. corporate income tax rates and implementing a territorial tax system.  The Tax Act lowered our statutory federal tax rate from 34.0% (effective through December 31, 2017) to 21.0% (effective January 1, 2018).  As we have a July 31 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in an average statutory federal tax rate of approximately 26.5% for the fiscal year ending July 31, 2018, and 21.0% for subsequent fiscal years.  The change in the statutory federal tax rate resulted in a $0.1 million reduction to the income tax benefit related to our pre-tax loss from U.S. operations during fiscal year 2018.

Enactment of the Tax Act also resulted in one-time net adjustments that increased our income tax provision by approximately $0.4 million during fiscal year 2018, including the following:

•
The revaluation of our U.S. deferred tax assets and liabilities, based on the tax rates at which the deferred tax assets and liabilities are expected to reverse in the future, which is generally expected to be 21.0%.  We recorded a net federal tax expense of $0.3 million during fiscal year 2018, representing the one-time effect to deferred taxes in the U.S. as a result of the rate change.

•
Pertaining to the international provisions of the Tax Act, we recorded net federal tax expense of $0.1 million during fiscal year 2018, representing the net of a one-time transition tax of $0.5 million on cumulative earnings of foreign subsidiaries, offset by $0.4 million of benefit from outstanding unpaid dividends declared by a foreign subsidiary.  The increase in the tax on cumulative earnings of foreign subsidiaries from the original estimated amount was due to a foreign tax credit limitation not previously applicable based on forecasted earnings.

Refer to Note 13 of the consolidated financial statements included in Item 8 of this Annual Report for additional disclosures regarding income taxes and the impact of the Tax Act.

Fiscal Year 2018 Versus 2017

The consolidated effective tax rate increased to 167.5% for fiscal year 2018 from 46.3% for the prior year, primarily due to the impact of the Tax Act, partially offset by a lower tax rate for our South American operations in fiscal year 2018.

Despite reporting a pre-tax loss of $1.0 million for fiscal year 2018, which normally would result in a tax benefit, our domestic operations recorded income tax expense of $0.2 million mainly due to the one-time adjustments related to the enactment of the Tax Act.  Excluding these one-time adjustments, domestic operations would have reported a tax benefit and an effective tax rate of 28.5%.  The lower tax rate for our South American operations was the result of the use of a valuation allowance to reduce income tax expense on income at our Brazilian operations.

The effective tax rate for fiscal year 2017 included the incremental tax impact of the Company’s portion of undistributed earnings in Chile and the write-off of a deferred tax asset previously maintained by the Company’s majority owned subsidiary in Peru.

Fiscal Year 2017 Versus 2016

The consolidated effective tax rate decreased to 46.6% for fiscal year 2017 from 92.5% for the prior year, primarily due to a higher tax rate for our South American operations in fiscal 2016.

The effective tax rate for fiscal year 2017 included the incremental tax impact of the Company’s portion of undistributed earnings in Chile, and the write-off of a deferred tax asset previously maintained by the Company’s majority owned subsidiary in Peru.

The effective tax rate for fiscal year 2016 included a valuation allowance of $1.6 million recorded as a reduction of deferred tax assets maintained by E & E Brazil, and the impact of $0.3 million of taxable dividends repatriated to the U.S. from foreign subsidiaries.

Liquidity and Capital Resources

Cash, cash equivalents and restricted cash increased $0.6 million during fiscal year 2018 to $13.7 million at July 31, 2018.  Our Board of Directors considers the approval of dividends to our shareholders based on various operating parameters, including available cash balances, results of current operations and projections of future operating results and cash flows.  Excluding the payment of $1.7 million of cash dividends, which were approved on a discretionary basis by the Company’s Board of Directors, cash generated from operations exceeded cash required to fund investing and financing activities by $2.3 million during the year.

Our U.S. operations had $32.5 million of unsecured lines of credit available for working capital and letters of credit at July 31, 2018, of which less than $0.1 million of letters of credit were outstanding at July 31, 2018.  Our lenders have reaffirmed these lines of credit within the past twelve months.  We believe that available cash balances in our domestic companies, anticipated cash flows from U.S. operations, and our available lines of credit will be sufficient to cover working capital requirements of our U.S. operations during the next twelve months and the foreseeable future.

Our South American operations had $6.0 million of unsecured lines of credit available for working capital and letters of credit at July 31, 2018, of which $1.7 million of letters of credit were outstanding at July 31, 2018.  Our lenders have reaffirmed these lines of credit within the past twelve months.  During fiscal years 2016 and 2017, our South American operations were affected by adverse global and local economic conditions.  Although there were indications of economic recovery during fiscal year 2018, there is continual risk that economic uncertainty will have an impact on our South American operations.  Although we currently believe that available cash balances, anticipated cash flows, and available lines of credit will be sufficient to cover working capital requirements of our South American operations in the near future, economic uncertainty and volatility may again challenge our liquidity position in the longer term.  In the event that these subsidiaries are unable to generate adequate cash flow to fund their operations, additional funding from EEI or lending institutions will be considered.

Excess cash accumulated by any foreign subsidiary, beyond that necessary to fund operations or business expansion, may be repatriated to the U.S. at the discretion of the Boards of Directors of the respective entities.  The Company repatriated $0.8 million of dividends from foreign subsidiaries, net of local taxes, during fiscal year 2018.

During fiscal year 2017, GAC declared a total of $1.5 million of dividends to its shareholders, of which $0.3 million was paid to minority shareholders and $0.4 million was paid to EEI and repatriated to the U.S., net of local taxes, as of July 31, 2018.  As of July 31, 2018, management anticipates that the remaining declared but unpaid dividends will be paid within one year.

The Tax Act resulted in a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries of approximately $0.5 million, which is expected to be paid, without incurring interest, by July 31, 2019.

Contract Receivable Concentrations

Significant concentrations of current contract receivables and the related allowance for doubtful accounts are summarized in the following table.

	July 31, 2018		July 31, 2017
Region	Current Contract Receivables	Current Allowance for Doubtful Accounts	Current Contract Receivables (Restated)	Current Allowance for Doubtful Accounts (Restated)
	($ in thousands)

U.S. operations	$21,580	$569	$25,472	$797
South American operations	5,319	715	7,521	1,247
Totals	$26,899	$1,284	$32,993	$2,044

The current allowance for doubtful accounts for the Company’s South American operations represented 13% and 17% of related contract receivables at July 31, 2018 and 2017, respectively.  Unstable local economies that adversely impacted certain of our South American clients in recent years demonstrated signs of stabilizing during fiscal year 2018.  Management continues to monitor trends and events that may adversely impact the realizability of recorded receivables from our South American clients.

Recent Accounting Pronouncements

A summary of recent accounting pronouncements is provided in Note 3 of the Consolidated Financial Statements, included in Item 8 of this Annual Report.

Critical Accounting Policies

The preceding discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States.  The significant accounting policies used in the preparation of our consolidated financial statements are more fully described in Note 4 of the Consolidated Financial Statements, included in Item 8 of this Annual Report.

Certain of our significant accounting policies require complex judgments to estimate values of assets and liabilities.  In making these judgments, management must make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses.  Because changes in such estimates and assumptions could significantly affect our reported financial position and results of operations, detailed policies and control procedures have been established to ensure that valuation methods, including judgments made as part of such methods, are well controlled, independently reviewed, and are applied consistently from period to period.

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

Revenue Recognition

Substantially all of the Company's revenue is derived from environmental consulting work, which is principally derived from the sale of labor hours.  Revenue reflected in the Company's consolidated statements of operations represent services rendered for which the Company maintains a primary contractual relationship with its customers.  Included in revenue are certain services outside the Company's normal operations which the Company has elected to subcontract to other contractors.

The consulting work is performed under a mix of time and materials, fixed price and cost-plus contracts.  Contracts are required from all customers.  Gross revenue associated with these contract types is summarized in the following table.

	Fiscal Year Ended July 31,
	2018		2017 (Restated)		2016 (Restated)
	$	%	$	%	$	%
		(in thousands)

Time and materials	$38,562	43%	$47,732	50%	$50,730	52%
Fixed price	33,262	36%	31,773	33%	34,958	36%
Cost-plus	18,860	21%	16,578	17%	12,560	12%
Total revenue	$90,684	100%	$96,083	100%	$98,248	100%

The increase in revenue generated from fixed price contracts and the decrease in revenue generated from time and material contracts during fiscal year 2018 was primarily the result of the change in revenue mix between the reporting segments.  Gross revenue from our South American operations, which predominantly generates revenue from fixed price contracts, increased $3.4 million in fiscal year 2018, while gross revenue from our U.S. operations decreased $8.7 million in fiscal year 2018.

The Company accounts for time and material contracts over the period of performance, predominately based on labor hours incurred.  Under these types of contracts, there is no predetermined fee.  Instead, the Company negotiates hourly billing rates and charges the clients based upon actual hours expended on a project.  In addition, any direct project expenditures are passed through to the client and are typically reimbursed.  Time and materials contracts may contain “not to exceed” provisions that effectively cap the amount of revenue that the Company can bill to the client.  In order to record revenue that exceeds the billing cap, the Company must obtain approval from the client for expanded scope or increased pricing.

The Company accounts for fixed price contracts using the proportional performance method, under which progress is determined based on the ratio of efforts expended to date in proportion to total efforts expected to be expended over the life of a contract. The proportional performance revenue recognition method requires the use of estimates and judgment regarding a project’s expected revenue and the extent of progress towards completion.  The Company makes periodic estimates of progress towards project completion by analyzing efforts expended to date, plus an estimate of the amount of efforts to expend that we expect to incur until the completion of the project.  Revenue is then calculated on a cumulative basis (project-to-date) as the proportion of efforts-expended.  The revenue for the current period is calculated as cumulative revenue less project revenue already recognized.  If an estimate of efforts expended at completion on any contract indicates that a loss will be incurred, the entire estimated loss is charged to operations in the period the loss becomes evident.

The recognition of revenue and profit on fixed price contracts under the proportional performance method is dependent upon estimates of revenue and progress towards completion, which can be difficult to accurately determine until a project is significantly underway.  We have a history of making dependable estimates of the extent of revenue and progress towards completion.  However, due to uncertainties inherent in the estimation process, actual revenue recorded over the life of a contract may occasionally vary significantly from estimates.

Cost-plus contracts provide for payment of allowable incurred efforts expended, to the extent prescribed in the contract, plus fees that are recorded as revenue.  These contracts establish an estimate of total efforts to be expended and an invoicing ceiling that the contractor may not exceed without the approval of the client.  Revenue earned from cost-plus contracts is recognized over the period of performance.

Substantially all of the Company's cost-plus contracts are with federal governmental agencies and, as such, are subject to audits after contract completion.  Government audits have been completed and final rates have been negotiated through fiscal year 2014.  The Company records an allowance for project disallowances in other accrued liabilities for potential disallowances resulting from government audits.  Allowances for project disallowances are recorded as adjustments to revenue when the amounts are estimable.  Resolution of these amounts is dependent upon the results of government audits and other formal contract close-out procedures.

Federal government contracts are subject to the FAR and some state and local governmental agencies require audits, which are performed for the most part by the DCAA.  The DCAA audits project proposals, incurred costs used to calculate overhead rates, direct costs incurred on government contracts, and internal control systems.  During the course of its audits, the DCAA may question incurred costs if it believes our accounting for such costs is inconsistent with the requirements of the FAR or CAS and recommend that our U.S. government financial administrative contracting officer disallow such costs.  Historically, we have not experienced significant disallowed costs as a result of such audits.  However, we can provide no assurance that such audits will not result in material disallowances of incurred costs in the future.

Change orders can occur when changes in scope are made after project work has begun and can be initiated by either the Company or its clients.  Claims are amounts in excess of the agreed contract price which the Company seeks to recover from a client for customer delays and/or errors or unapproved change orders that are in dispute.  The Company recognizes costs related to change orders and claims as incurred.  Revenue and profit are recognized on change orders when it is probable that the change order will be approved and the amount can be reasonably estimated.  Revenue is recognized only up to the amount of costs incurred on contract claims when realization is probable, estimable and reasonable support from the customer exists.

The Company expenses all bid and proposal and other pre-contract costs as incurred.  Out of pocket expenses such as travel, meals, field supplies, and other costs billed direct to contracts are included in both revenue and cost of professional services.  Sales and cost of sales within the Company’s South American operations exclude value added tax (VAT) assessments by governmental authorities, which the Company collects from its customers and remits to governmental authorities.

The Company reduces contract receivables by recording an allowance for doubtful accounts to account for the estimated impact of collection issues resulting from a client’s inability or unwillingness to pay valid obligations to the Company.  The resulting provision for doubtful accounts is recorded within selling, general and administrative expenses on the consolidated statements of operations.

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

Application of the goodwill impairment test requires judgment regarding the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit.  The fair value of each reporting unit is estimated through the use of a discounted cash flow methodology.  The goodwill impairment test model also requires significant judgments regarding assumptions used in the model, including estimation of future cash flows that is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the life over which cash flows will occur, and determination of our weighted average cost of capital.  The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results, market conditions, and other factors. Should future earnings and projected cash flows of our reporting units decline and/or should general economic factors deteriorate, future impairment charges to goodwill may be recognized.

The Company has assigned goodwill of $0.9 million to a single reporting unit.  Based on the annual impairment assessment completed at July 31, 2018, the calculated fair value of the reporting unit to which goodwill is assigned exceeded its book value by approximately 40%, indicating no impairment of goodwill.

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

A tax position is a position in a previously filed tax filing or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions shall be recognized when, in management’s judgement, it is “more likely than not” (as defined under U.S. GAAP) that the position will be sustained.  Tax positions that meet the “more likely than not” definition shall be measured at the largest amount of tax impact that is likely to be realized upon settlement.  We recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in selling, general and administrative expenses.  Whether the more-likely-than-not recognition threshold is met for a tax position, is a matter of judgment based on the individual facts and circumstances of that position evaluated in light of all available evidence.  The Company had no uncertain tax positions at July 31, 2018 and less than $0.1 million of uncertain tax positions at July 31, 2017.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using enacted tax rates expected to be in effect for the year in which the temporary differences are expected to reverse.  Our policy is to establish a valuation allowance if it is “more likely than not” that the related tax benefits will not be realized.  At July 31, 2018 and 2017, we determined based on available evidence, including historical financial results for the last three years and forecasts of future results, that it is “more likely than not” that a portion of these items may not be recoverable in the future.  Accordingly, we maintain total valuation allowances of $2.0 million as a reduction of deferred tax assets at July 31, 2018 and 2017.

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

Inflation

During fiscal years 2018, 2017 and 2016, inflation did not have a material impact on our business because a significant amount of our contracts are either cost based or contain commercial rates for services that are adjusted annually.

Off-Balance Sheet Arrangements

We had outstanding letters of credit to support operations of $1.7 million and $2.2 million drawn under our lines of credit at July 31, 2018 and 2017, respectively.  Other than these letters of credit, we did not have any off-balance sheet arrangements as of July 31, 2018 or 2017.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Ecology and Environment Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ecology and Environment Inc. (the Company) as of July 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended July 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at July 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2018, in conformity with U.S. generally accepted accounting principles.

Restatement of 2017 and 2016 Financial Statements

As discussed in Note 2 to the consolidated financial statements, the 2017 and 2016 consolidated financial statements have been restated to correct a misstatement.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.

Buffalo, New York
May 31, 2019

Ecology and Environment Inc.
Consolidated Balance Sheets
(amounts in thousands, except share data)

	July 31,
	2018	2017 (Restated)
Assets

Current assets:
Cash and cash equivalents	$13,496	$12,858
Investment securities available for sale	1,497	1,498
Contract receivables, net	25,615	30,949
Income tax receivable	1,230	1,601
Other current assets	1,752	2,078

Total current assets	43,590	48,984

Property, buildings and equipment, net	3,870	4,277
Deferred income taxes	789	853
Equity method investment	2,058	1,463
Other assets	2,522	2,340
Total assets	$52,829	$57,917

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$5,635	$7,771
Lines of credit	-	372
Accrued payroll costs	6,066	5,976
Current portion of long-term debt and capital lease obligations	54	382
Billings in excess of revenue	3,191	2,607
Other accrued liabilities	1,382	1,974

Total current liabilities	16,328	19,082

Income taxes payable	-	31
Deferred income taxes	-	4
Long-term debt and capital lease obligations	54	66
Commitments and contingencies (Note 21)	-	-

Shareholders' equity:
Preferred stock, par value $.01 per share (2,000,000 shares authorized; no shares issued)	-	-
Class A common stock, par value $.01 per share (6,000,000 shares authorized; 3,041,911 and 3,035,778 shares issued, respectively)	30	30
Class B common stock, par value $.01 per share; (10,000,000 shares authorized; 1,351,814 and 1,357,947 shares issued, respectively)	14	14
Capital in excess of par value	17,558	17,570
Retained earnings	20,973	23,005
Accumulated other comprehensive loss	(1,885)	(1,795)
Treasury stock, at cost (Class A common: 15,789 and 27,320 shares, respectively; Class B common: 64,801 shares at both dates)	(907)	(1,037)

Total Ecology and Environment Inc. shareholders' equity	35,783	37,787
Noncontrolling interests	664	947

Total shareholders' equity	36,447	38,734

Total liabilities and shareholders' equity	$52,829	$57,917

The accompanying notes are an integral part of these consolidated financial statements.

Ecology and Environment Inc.
Consolidated Statements of Operations
(amounts in thousands, except share data)

	Fiscal Year Ended July 31,
	2018	2017 (Restated)	2016 (Restated)

Gross revenue	$90,684	$96,083	$98,248

Cost of professional services and other direct operating expenses	33,855	36,179	36,436
Subcontract costs	17,191	15,975	17,106
Selling, general and administrative expenses	39,257	38,139	40,970
Depreciation and amortization	1,083	994	1,042

(Loss) income from operations	(702)	4,796	2,694

Income from equity method investment	595	368	363
Interest income (expense)	114	29	(55)
Net foreign exchange (loss) gain	(11)	(86)	44
Proxy contest costs, net	-	(375)	-
Gain on insurance settement	-	-	358
Other income (expense)	158	(54)	(104)

Income before income tax provision	154	4,678	3,300
Income tax provision	258	2,167	3,146

Net (loss) income	(104)	2,511	154

Net (income) loss attributable to noncontrolling interests	(204)	312	587

Net (loss) income attributable to Ecology and Environment Inc.	$(308)	$2,823	$741

Net (loss) income per common share: basic and diluted	$(0.07)	$0.66	$0.17

Weighted average common shares outstanding: basic and diluted	4,304,574	4,294,501	4,289,993

The accompanying notes are an integral part of these consolidated financial statements.

Ecology and Environment Inc.
Consolidated Statements of Comprehensive Income
(amounts in thousands)

	Fiscal Year Ended July 31,
	2018	2017 (Restated)	2016 (Restated)

Net (loss) income including noncontrolling interests	$(104)	$2,511	$154
Foreign currency translation adjustments	(85)	174	(607)
Unrealized investment (losses) gains, net	(20)	(18)	21

Comprehensive (loss) income	(209)	2,667	(432)
Comprehensive (income) loss attributable to noncontrolling interests	(189)	290	753

Comprehensive (loss) income attributable to Ecology and Environment Inc.	$(398)	$2,957	$321

The accompanying notes are an integral part of these consolidated financial statements.

Ecology and Environment Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)

	Fiscal Year Ended July 31,
	2018	2017 (Restated)	2016 (Restated)
Cash flows from operating activities:
Net income	$(104)	$2,511	$154
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of long-lived assets	-	-	375
Depreciation and amortization	1,083	994	1,042
Provision for deferred income taxes	66	1,992	1,237
Share based compensation expense	127	69	28
Tax impact of share-based compensation	-	(6)	-
(Gain) loss on sale of assets and investment securities	17	(81)	135
Net recovery of contract adjustments	(830)	(1,178)	(910)
Net bad debt expense (recovery)	1,034	164	453
Changes in:
- contract receivables	5,266	572	7,723
- other current assets	155	(178)	(626)
- income tax receivable	353	134	(390)
- equity method investment	(595)	(158)	(150)
- other non-current assets	(822)	(485)	(5)
- accounts payable	(2,023)	259	(2,789)
- accrued payroll costs	228	(110)	(1,430)
- income taxes payable	(44)	(86)	38
- billings in excess of revenue	807	(78)	145
- other accrued liabilities	(490)	(43)	109
Net cash provided by operating activities	4,228	4,292	5,139

Cash flows from investing activities:
Acquisition of noncontrolling interest of subsidiaries	(27)	-	-
Purchase of property, building and equipment	(772)	(669)	(692)
Proceeds from sale of subsidiaries	-	75	150
Proceeds from sale of building and equipment	43	1,495	5
Proceeds from maturity of investments	-	-	26
Purchase of investment securities	(31)	(30)	(55)
Net cash (used in) provided by investing activities	(787)	871	(566)

Cash flows from financing activities:
Dividends paid	(1,721)	(1,720)	(2,066)
Proceeds from debt	-	200	6
Repayment of debt	(389)	(241)	(547)
Net borrowings (repayment) of lines of credit	(342)	39	(162)
Distributions to noncontrolling interests	(454)	(8)	(345)
Net cash used in financing activities	(2,906)	(1,730)	(3,114)

Effect of exchange rate changes on cash and cash equivalents	76	(228)	(232)

Net increase in cash, cash equivalents and restricted cash	611	3,205	1,227
Cash, cash equivalents and restricted cash at beginning of period	13,135	9,930	8,703

Cash, cash equivalents and restricted cash at end of period	$13,746	$13,135	$9,930

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$38	$139	$133
Income taxes	140	715	2,668
Supplemental disclosure of non-cash items:
Dividends declared and not paid	863	860	861
Proceeds from capital lease obligations	59	29	69
Sale of subsidiary (loans receivable)	-	-	75
Acquisition of noncontrolling interest of subsidiaries (equipment)	26	-	-

The accompanying notes are an integral part of these consolidated financial statements.

Ecology and Environment Inc.
Consolidated Statements of Shareholders’ Equity
(amounts in thousands, except share data)

	Class A Common Stock		Class B Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests
	Shares	Amount	Shares	Amount				Shares	Amount

Balance at July 31, 2015 (as previously reported)	3,023,206	$30	1,370,519	$14	$16,575	$23,246	$(1,726)	107,046	$(1,224)	$3,571
Cumulative effect of restatement adjustments (Note 2)	-	-	-	-	1,069	(167)	217	-	-	(942)
Balance at July 31, 2015 (Restated)	3,023,206	30	1,370,519	14	17,644	23,079	(1,509)	107,046	(1,224)	2,629

Net income (loss)	-	-	-	-	-	741	-	-	-	(587)
Foreign currency translation adjustments	-	-	-	-	-	-	(441)	-	-	(166)
Cash dividends declared ($0.44 per share)	-	-	-	-	-	(1,895)	-	-	-	-
Unrealized investment gains, net	-	-	-	-	-	-	21	-	-	-
Conversion of Class B common stock to Class A common stock	12,572	-	(12,572)	-	-	-	-	-	-	-
Issuance of stock under stock award plan	-	-	-	-	(6)	-	-	(4,533)	52	-
Share-based compensation expense	-	-	-	-	28	-	-	-	-	-
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	(345)
Sale of majority-owned subsidiary	-	-	-	-	-	-	-	-	-	(310)
Stock award plan forfeitures	-	-	-	-	-	-	-	1,560	-	-

Balance at July 31, 2016 (Restated)	3,035,778	$30	1,357,947	$14	$17,666	$21,925	$(1,929)	104,073	$(1,172)	$1,221

Net income (loss)	-	-	-	-	-	2,823	-	-	-	(312)
Foreign currency translation adjustments	-	-	-	-	-	-	152	-	-	22
Cash dividends declared ($0.40 per share)	-	-	-	-	-	(1,719)	-	-	-	-
Unrealized investment losses, net	-	-	-	-	-	-	(18)	-	-	-
Issuance of stock under stock award plan	-	-	-	-	(90)	-	-	(11,952)	135	-
Tax impact of share based compensation	-	-	-	-	(6)	-	-	-	-	-
Tax impact of noncontrolling interests	-	-	-	-	-	(24)	-	-	-	24
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	(8)

Balance at July 31, 2017 (Restated)	3,035,778	$30	1,357,947	$14	$17,570	$23,005	$(1,795)	92,121	$(1,037)	$947

Net income (loss)	-	-	-	-	-	(308)	-	-	-	204
Foreign currency translation adjustments	-	-	-	-	-	-	(70)	-	-	(15)
Cash dividends declared ($0.40 per share)	-	-	-	-	-	(1,724)	-	-	-	-
Unrealized investment losses, net	-	-	-	-	-	-	(20)	-	-	-
Conversion of Class B common stock to Class A common stock	6,133	-	(6,133)	-	-	-	-	-	-	-
Issuance of stock under stock award plan	-	-	-	-	(130)	-	-	(11,531)	130	-
Share-based compensation expense	-	-	-	-	127	-	-	-	-	-
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	(455)
Sale of majority-owned subsidiary	-	-	-	-	(9)	-	-	-	-	-
Purchase of additional noncontrolling interests	-	-	-	-	-	-	-	-	-	(17)

Balance at July 31, 2018	3,041,911	$30	1,351,814	$14	$17,558	$20,973	$(1,885)	80,590	$(907)	$664

The accompanying notes are an integral part of these consolidated financial statements.

Ecology and Environment Inc.
Notes to Consolidated Financial Statements

1.	Organization and Basis of Presentation

Ecology and Environment Inc., (“EEI” or the “Parent Company”) was incorporated in 1970 as a global broad-based environmental consulting firm whose underlying philosophy is to provide professional services worldwide so that sustainable economic and human development may proceed with acceptable impact on the environment.  During fiscal year 2018, EEI and its subsidiaries (collectively, the “Company”) included six active wholly-owned and majority-owned operating subsidiaries in four countries (the United States of America, Brazil, Peru and Ecuador), and one majority-owned equity investment in Chile.  The Company’s staff is comprised of individuals representing numerous scientific, engineering, health, and social disciplines working together in multidisciplinary teams to provide innovative environmental solutions.  The majority of employees hold bachelor's and/or advanced degrees in such areas as chemical, civil, mechanical, sanitary, soil, structural and transportation engineering, biology, geology, hydrogeology, ecology, urban and regional planning and oceanography.  The Company’s client list includes governments, industries, multinational corporations, organizations, and private companies.

The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of such information.  All such adjustments are of a normal recurring nature.  Certain prior year amounts were reclassified to conform to the consolidated financial statement presentation for the fiscal year ended July 31, 2018.  Specifically, amounts reported as administrative and indirect operating expenses, and marketing and related costs in the prior reporting periods have been combined and are reported as selling, general and administrative expenses on the consolidated statements of operations.

2.	Restatement of Consolidated Financial Statements

As previously disclosed in the Current Report on Form 8-K filed by EEI with the SEC on December 12, 2018, the Audit Committee of the Board of Directors (the “Audit Committee”) determined that the Company’s previously issued financial statements for annual and quarterly periods prior to July 31, 2018 can no longer be relied upon.  As a result, the accompanying consolidated financial statements include a restated consolidated balance sheet at July 31, 2017, and restated consolidated statements of operations, comprehensive income, cash flows and shareholders’ equity for the fiscal years ended July 31, 2017 and 2016 (the “Restatement Periods”).  The Company intends to prospectively amend financial statements for the quarters ended October 28, 2017, January 27, 2018 and April 28, 2018 when it files its Quarterly Reports on Form 10-Q for the corresponding quarters of the fiscal year ending July 31, 2019.

The Audit Committee concluded that the Company’s consolidated financial statements and related reports filed with the SEC for periods ended prior to July 31, 2018 should no longer be relied upon due to errors related to accounting for EEI’s investment in Gestion Ambiental Consultores S.A. (“GAC”) since 1999.  The Company had previously included the results of GAC’s operations in consolidated financial statements filed with the SEC prior to July 31, 2018. In December 2018, the Company determined that, although it had a majority ownership interest in GAC, it did not have a controlling interest in GAC’s operations due to lack of continuous control over the activities of GAC’s board of directors and senior management team.  As a result, the Company’s net investment in GAC should have been accounted for using the equity method of accounting.  Collectively, the adjustments necessary to deconsolidate GAC’s unaudited financial statements and correctly account for the Company’s investment in GAC under the equity method of accounting are referred to as the “GAC Deconsolidation Adjustments.”

For the fiscal years ended July 31, 2017 and 2016, the GAC Deconsolidation Adjustments resulted in decreases of $7.6 million and $7.5 million, respectively, of consolidated gross revenue, decreases of $0.1 million and $0.8 million, respectively, of income before income tax provision, and increases of less than $0.1 million of net income attributable to EEI for both years.  The GAC Deconsolidation Adjustments resulted in decreases of $2.3 million of consolidated total assets and $0.5 million of consolidated total shareholders’ equity at July 31, 2017.

In addition to the GAC Deconsolidation Adjustments, previously filed financial statements were also adjusted for the correction of other errors in the financial statements and disclosures that were deemed to be immaterial, on an individual basis and in the aggregate, for the fiscal years during which the errors were identified (the “Out of Period Adjustments”).  For the fiscal years ended July 31, 2017 and 2016, the Out of Period Adjustments resulted in decreases of $0.8 million and less than $0.1 million, respectively, of consolidated gross revenue, decreases of $0.7 million and $0.2 million, respectively, of income before income tax provision, and decreases of $0.3 million and $0.2 million, respectively, of net income attributable to EEI.  The Out of Period Adjustments resulted in decreases of $0.5 million of both consolidated total assets and consolidated total shareholders’ equity at July 31, 2017.  In addition, disclosure errors related to revenue recognition within the notes to the financial statements have been corrected.

The “As Previously Reported” amounts in the tables below represent the amounts reported in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2017, filed with the SEC on November 14, 2017.

Ecology and Environment Inc.
Consolidated Balance Sheet
(amounts in thousands, except share data)

	July 31, 2017
	As Previously Reported	GAC Deconsolidation Adjustments	Out of Period Adjustments	Restated
Assets
Current assets:
Cash and cash equivalents	$13,343	$(208)	$(277)	$12,858
Investment securities available for sale	1,498	-	-	1,498
Contract receivables, net	35,107	(4,066)	(92)	30,949
Income tax receivable	1,293	308	-	1,601
Other current assets	2,119	113	(154)	2,078
Total current assets	53,360	(3,853)	(523)	48,984

Property, buildings and equipment, net	4,428	(151)	-	4,277
Deferred income taxes	1,203	-	(350)	853
Equity method investment	-	1,272	191	1,463
Other assets	1,786	408	146	2,340
Total assets	$60,777	$(2,324)	$(536)	$57,917

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$8,073	$(361)	$59	$7,771
Lines of credit	581	(209)	-	372
Accrued payroll costs	6,338	(362)	-	5,976
Current portion of long-term debt and capital lease obligations	382	-	-	382
Billings in excess of revenue	2,850	(243)	-	2,607
Other accrued liabilities	2,645	(671)	-	1,974
Total current liabilities	20,869	(1,846)	59	19,082

Income taxes payable	31	-	-	31
Deferred income taxes	3	56	(55)	4
Long-term debt and capital lease obligations	66	-	-	66

Shareholders' equity:
Preferred stock	-	-	-	-
Class A common stock	30	-	-	30
Class B common stock	14	-	-	14
Capital in excess of par value	17,608	(9)	(29)	17,570
Retained earnings	23,509	7	(511)	23,005
Accumulated other comprehensive loss	(2,018)	223	-	(1,795)
Treasury stock, at cost	(1,037)	-	-	(1,037)

Total Ecology and Environment Inc. shareholders' equity	38,106	221	(540)	37,787
Noncontrolling interests	1,702	(755)	0	947

Total shareholders' equity	39,808	(534)	(540)	38,734

Total liabilities and shareholders' equity	$60,777	$(2,324)	$(536)	$57,917

Ecology and Environment Inc.
Consolidated Statement of Operations
(amounts in thousands, except share data)

	Fiscal Year Ended July 31, 2017
	As Previously Reported	GAC Deconsolidation Adjustments	Out of Period Adjustments	Restated

Gross revenue	$104,502	$(7,629)	$(790)	$96,083

Cost of professional services and other direct operating expenses	38,334	(2,837)	682	36,179
Subcontract costs	18,379	(1,687)	(717)	15,975
Selling, general and administrative expenses	40,821	(2,601)	(81)	38,139
Depreciation and amortization	1,040	(46)	-	994

Income (loss) from operations	5,928	(458)	(674)	4,796
Income from equity method investment	-	368	-	368
Interest income (expense)	17	12	-	29
Net foreign exchange (loss) gain	(91)	5	-	(86)
Proxy contest costs, net	(375)	-	-	(375)
Other income (expense)	(54)	-	-	(54)

Income before income tax provision	5,425	(73)	(674)	4,678
Income tax provision	2,472	117	(422)	2,167

Net income (loss)	2,953	(190)	(252)	2,511

Net loss attributable to noncontrolling interests	62	250	-	312

Net income (loss) attributable to Ecology and Environment Inc.	$3,015	$60	$(252)	$2,823

Net income per common share: basic and diluted	$0.70			$0.66

Weighted average common shares outstanding: basic and diluted	4,294,501			4,294,501

Ecology and Environment Inc.
Consolidated Statement of Operations
(amounts in thousands, except share data)

	Fiscal Year Ended July 31, 2016
	As Previously Reported	GAC Deconsolidation Adjustments	Out of Period Adjustments	Restated

Gross revenue	$105,817	$(7,530)	$(39)	$98,248

Cost of professional services and other direct operating expenses	38,912	(3,339)	863	36,436
Subcontract costs	18,550	(1,293)	(151)	17,106
Selling, general and administrative expenses	43,070	(1,647)	(453)	40,970
Depreciation and amortization	1,143	(31)	(70)	1,042

Income (loss) from operations	4,142	(1,220)	(228)	2,694
Income from equity method investment	-	363	-	363
Interest (expense) income	(73)	18	-	(55)
Net foreign exchange (loss) gain	44	-	-	44
Gain on insurance settlement	358	-	-	358
Other income (expense)	(104)	-	-	(104)

Income (loss) before income tax provision	4,367	(839)	(228)	3,300
Income tax provision	3,759	(587)	(26)	3,146

Net income (loss)	608	(252)	(202)	154

Net (Income) loss attributable to noncontrolling interests	278	276	33	587

Net income (loss) attributable to Ecology and Environment Inc.	$886	$24	$(169)	$741

Net income per common share: basic and diluted	$0.21			$0.17

Weighted average common shares outstanding: basic and diluted	4,289,993			4,289,993

Ecology and Environment Inc.
Consolidated Statements of Comprehensive Income
(amounts in thousands)

	Fiscal Year Ended July 31, 2017
	As Previously Reported	GAC Deconsolidation Adjustments	Out of Period Adjustments	Restated

Net income (loss) including noncontrolling interests	$2,953	$(190)	$(252)	$2,511
Foreign currency translation adjustments	230	(56)	-	174
Unrealized investment losses	(18)	-	-	(18)

Comprehensive income (loss)	3,165	(246)	(252)	2,667
Comprehensive (income) loss attributable to noncontrolling interests	(25)	315	-	290

Comprehensive income (loss) attributable to Ecology and Environment Inc.	$3,140	$69	$(252)	$2,957

	Fiscal Year Ended July 31, 2016
	As Previously Reported	GAC Deconsolidation Adjustments	Out of Period Adjustments	Restated

Net income (loss) including noncontrolling interests	$608	$(252)	$(202)	$154
Foreign currency translation adjustments	(557)	(50)	-	(607)
Unrealized investment (losses) gains, net	21	-	-	21

Comprehensive income (loss)	72	(302)	(202)	(432)
Comprehensive (income) loss attributable to noncontrolling interests	397	323	33	753

Comprehensive income (loss) attributable to Ecology and Environment Inc.	$469	$21	$(169)	$321

Ecology and Environment Inc.
Consolidated Statement of Cash Flows
(amounts in thousands)

	Fiscal Year Ended July 31, 2017
	As Previously Reported	GAC Deconsolidation Adjustments	Out of Period Adjustments	Restated

Cash flows from operating activities:
Net income (loss)	$2,953	$(190)	$(252)	$2,511
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,040	(46)	-	994
Provision for deferred income taxes	1,924	498	(430)	1,992
Share based compensation expense	69	-	-	69
Tax impact of share-based compensation	(6)	-	-	(6)
Gain on sale of assets and investment securities	(81)	-	-	(81)
Net recovery of contract adjustments	(1,178)	-	-	(1,178)
Net bad debt expense (recovery)	244	(80)	-	164
Changes in:
- contract receivables	(686)	131	1,127	572
- other current assets	(39)	(168)	29	(178)
- income tax receivable	(376)	(503)	1,013	134
- equity method investment	-	(158)	-	(158)
- other non-current assets	(14)	(471)	-	(485)
- accounts payable	1,160	(185)	(716)	259
- accrued payroll costs	(295)	266	(81)	(110)
- income taxes payable	(89)	3	-	(86)
- billings in excess of revenue	(498)	420	-	(78)
- other accrued liabilities	269	(629)	317	(43)
Net cash provided by (used in) operating activities	4,397	(1,112)	1,007	4,292

Cash flows from investing activities:
Purchase of property, building and equipment	(721)	52	-	(669)
Proceeds from sale of subsidiaries	75	-	-	75
Proceeds from sale of building and equipment	1,495	-	-	1,495
Purchase of investment securities	(29)	(1)	-	(30)
Net cash provided by (used in) investing activities	820	51	-	871

Cash flows from financing activities:
Dividends paid	(1,720)	-	-	(1,720)
Proceeds from debt	200	-	-	200
Repayment of debt	(241)	-	-	(241)
Net borrowings (repayment) of lines of credit	246	(207)	-	39
Distributions to noncontrolling interests	(680)	672	-	(8)
Net cash (used in) provided by financing activities	(2,195)	465	-	(1,730)

Effect of exchange rate changes on cash and cash equivalents	160	(30)	(357)	(228)

Net increase (decrease) in cash, cash equivalents and restricted cash	3,182	(626)	650	3,205
Cash, cash equivalents and restricted cash at beginning of period	10,161	(219)	(12)	9,930

Cash, cash equivalents and restricted cash at end of period	$13,343	$(845)	$638	$13,135

Ecology and Environment Inc.
Consolidated Statement of Cash Flows
(amounts in thousands)

	Fiscal Year Ended July 31, 2016
	As Previously Reported	GAC Deconsolidation Adjustments	Out of Period Adjustments	Restated

Cash flows from operating activities:
Net income (loss)	$608	$(252)	$(202)	$154
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of long-lived assets	375	-	-	375
Depreciation and amortization	1,143	(31)	(70)	1,042
Provision for deferred income taxes	1,697	(434)	(26)	1,237
Share based compensation expense	37	-	(9)	28
Loss on sale of assets and investment securities	135	-	-	135
Net recovery of contract adjustments	(910)	-	-	(910)
Net bad debt expense (recovery)	453	-	-	453
Changes in:
- contract receivables	7,394	303	26	7,723
- other current assets	(400)	19	(245)	(626)
- income tax receivable	(329)	-	(61)	(390)
- equity method investment	-	(150)	-	(150)
- other non-current assets	42	(47)	-	(5)
- accounts payable	(3,157)	27	341	(2,789)
- accrued payroll costs	(1,909)	333	146	(1,430)
- income taxes payable	40	(62)	60	38
- billings in excess of revenue	607	(462)	-	145
- other accrued liabilities	(29)	110	28	109
Net cash provided by (used in) operating activities	5,797	(646)	(12)	5,139

Cash flows from investing activities:
Purchase of property, building and equipment	(722)	30	-	(692)
Proceeds from sale of subsidiaries	150	-	-	150
Proceeds from sale of building and equipment	5	-	-	5
Proceeds from maturity of investments	26	-	-	26
Purchase of investment securities	(55)	-	-	(55)
Net cash (used in) provided by investing activities	(596)	30	-	(566)

Cash flows from financing activities:
Dividends paid	(2,066)	-	-	(2,066)
Proceeds from debt	6	-	-	6
Repayment of debt	(547)	-	-	(547)
Net borrowings (repayment) of lines of credit	(380)	218	-	(162)
Distributions to noncontrolling interests	(530)	185	-	(345)
Net cash (used in) provided by financing activities	(3,517)	403	-	(3,114)

Effect of exchange rate changes on cash and cash equivalents	(226)	(6)	-	(232)

Net increase (decrease) in cash, cash equivalents and restricted cash	1,458	(219)	(12)	1,227
Cash, cash equivalents and restricted cash at beginning of period	8,703	-	-	8,703

Cash, cash equivalents and restricted cash at end of period	$10,161	$(219)	$(12)	$9,930

3.	Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) establishes changes to U.S. GAAP in the form of accounting standards updates (“ASUs”) to the FASB Accounting Standards Codification.  The Company considers the applicability and impact of all ASUs when they are issued by FASB.  ASUs listed below were either adopted by the Company during fiscal year 2018, or will be adopted as each ASU becomes effective during future reporting periods.  ASUs not listed below were assessed to be not applicable to the Company’s operations or are expected to have minimal impact on the Company’s consolidated financial position or results of operations.

Accounting Pronouncements Adopted During Fiscal Year 2018

The Company did not adopt any ASUs during fiscal year 2018 that had, or are expected to have, a material impact on its consolidated financial position or results of operations.

Accounting Pronouncements Not Yet Adopted as of July 31, 2018

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

Subsequent to the issuance of ASU 2014-09, FASB issued additional ASUs that provided clarification for specific aspects of, and deferred the effective date of, ASU 2014-09.

ASU 2014-09 requires retrospective application by either restating each prior period presented in the financial statements, or by recording the cumulative effect on prior reporting periods to beginning retained earnings in the year that the standard becomes effective (the “modified retrospective approach”), and includes a number of optional practical expedients that entities may elect to apply.  The Company adopted ASU 2014-09 effective August 1, 2018 utilizing the modified retrospective approach, and did not record any cumulative effect adjustment to retained earnings upon adoption of the standard.

Management performed a detailed review of the contract portfolios of EEI and each of its significant operating subsidiaries and compared historical accounting policies and practices to the new standard.  The adoption of ASU 2014-09 did not have a material impact on the Company's results of operations or financial position subsequent to adoption effective August 1, 2018.

In January 2016, FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”).  The amendments in ASU 2016-01 address certain aspects of recognition, measurement, presentation and disclosure of financial instruments.  In February 2018, FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments – Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities, which clarified certain aspects of the guidance issued in ASU 2016-01.  Under the new guidance, entities are no longer able to classify equity investments as either trading or available for sale (“AFS”), and may no longer recognize unrealized holding gains and losses in other comprehensive income on equity securities that were classified as AFS under previous U.S. GAAP.  The Company intends to adopt the applicable provisions of ASU 2016-01 effective August 1, 2018.   The Company does not expect that adoption of ASU 2016-01 will have a material impact on its results of operations or financial position subsequent to adoption effective August 1, 2018.

In March 2016, FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”).  The main difference between previous U.S. GAAP and ASU 2016-02 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP.  ASU 2016-02 provides specific guidance for determining whether a contractual arrangement contains a lease, lease classification by lessees and lessors, initial and subsequent measurement of leases by lessees and lessors, sale and leaseback transactions, transition, and financial statement disclosures.  ASU 2016-02 requires entities to use a modified retrospective approach to apply its guidance and includes a number of optional practical expedients that entities may elect to apply.  ASU 2016-02 will be effective for the Company beginning August 1, 2019.  Early adoption is permitted.  Management is currently assessing the provisions of ASU 2016-02.  The Company anticipates that adoption of ASU 2016-02 will result in the addition of material right-of-use assets and lease liabilities to the Company’s consolidated balance sheet in addition to expanding required disclosures.  Management has not yet estimated the impact of ASU 2016-02 on the Company’s consolidated statements of operations and cash flows.

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

In January 2017, FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment (“ASU 2017-04”).  The amendments included in this update simplify the subsequent measurement of goodwill by revising the steps required during the registrant’s annual goodwill impairment test.  This accounting standard update will be effective for the Company beginning August 1, 2020.  Management is currently assessing the provisions of ASU 2017-04 and has not yet estimated its impact on the Company’s consolidated financial statements.

4.	Summary of Significant Accounting Policies

Consolidation, Variable Interest Entities and Equity Method Investment

The consolidated financial statements include the accounts of EEI and its consolidated wholly owned and majority owned subsidiaries.  All intercompany transactions and balances have been eliminated.

Variable Interest Entities (“VIE”)

The Company’s majority owned subsidiaries are deemed to be VIEs when, on a stand-alone basis, they lack sufficient capital to finance the activities of the VIE.  The Company consolidates investments in VIEs if the Company is the primary beneficiary of the VIE.  The Company uses a qualitative approach to determine if the Company is the primary beneficiary of the VIE, which considers factors that indicate the Company has significant influence and control over the activities that most significantly impact the VIE’s economic performance.  These factors include representation on the investee’s board of directors, management representation, authority to make decisions, substantive participating rights of the minority shareholders and ownership interest.

Equity Method Investments

VIEs for which the Company is not the primary beneficiary, and other investee companies over which the Company does not influence or control the activities that most significantly impact the investee company’s economic performance, are not consolidated and are accounted for under the equity method of accounting.  Under the equity method of accounting, an investee company's accounts are not reflected within the Company's consolidated balance sheets and statements of operations.  The Company's share of the earnings of the investee company is reported as earnings from equity method investment in the Company's consolidated statements of operations.   The Company's carrying value in an equity method investee is reported as equity method investment on the Company's consolidated balance sheets.  The Company's carrying value in an equity method investee is reduced by the Company’s share of dividends declared by an investee company.

If the Company's carrying value in an equity method investee company is reduced to zero, no further losses are recorded in the Company's consolidated financial statements unless the Company guaranteed obligations of the investee company or has committed additional funding.  When the investee company subsequently reports income, the Company will not record its share of such income until it equals the amount of its share of losses not previously recognized.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions as of the date of the financial statements, which affect the reported values of assets and liabilities and revenue and expenses and disclosures of contingent assets and liabilities.  Actual results may differ from those estimates.

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

Investment securities available for sale include mutual funds that are valued at the net asset value (“NAV”) of shares held by the Company at period end.  Mutual funds held by the Company are open-end mutual funds that are registered with the SEC.  These funds are required to publish their daily NAV and to transact at that price.  The mutual funds held by the Company are deemed to be actively traded.

Revenue Recognition and Contract Receivables

Substantially all of the Company's revenue is derived from environmental consulting work, which is principally derived from the sale of labor hours.  Revenue reflected in the Company's consolidated statements of operations represent services rendered for which the Company maintains a primary contractual relationship with its customers.  Included in revenue are certain services outside the Company's normal operations which the Company has elected to subcontract to other contractors.

The Company’s consulting work is performed under a mix of time and materials, fixed price and cost-plus contracts.
The Company accounts for time and material contracts over the period of performance, predominately based on labor hours incurred.  Under these types of contracts, there is no predetermined fee.  Instead, the Company negotiates hourly billing rates and charges the clients based upon actual hours expended on a project.  In addition, any direct project expenditures are passed through to the client and are typically reimbursed.  Time and materials contracts may contain “not to exceed” provisions that effectively cap the amount of revenue that the Company can bill to the client.  In order to record revenue that exceeds the billing cap, the Company must obtain approval from the client for expanded scope or increased pricing.

The Company accounts for fixed price contracts using the proportional performance method, under which progress is determined based on the ratio of efforts expended to date in proportion to total efforts expected to be expended over the life of a contract. The proportional performance revenue recognition method requires the use of estimates and judgment regarding a project’s expected revenue and the extent of progress towards completion.  The Company makes periodic estimates of progress towards project completion by analyzing efforts expended to date, plus an estimate of the amount of efforts to expend that we expect to incur until the completion of the project.  Revenue is then calculated on a cumulative basis (project-to-date) as the proportion of efforts-expended.  The revenue for the current period is calculated as cumulative revenue less project revenue already recognized.  If an estimate of efforts expended at completion on any contract indicates that a loss will be incurred, the entire estimated loss is charged to operations in the period the loss becomes evident.

Cost-plus contracts provide for payment of allowable incurred efforts expended, to the extent prescribed in the contract, plus fees that are recorded as revenue.  These contracts establish an estimate of total efforts to be expended and an invoicing ceiling that the contractor may not exceed without the approval of the client.  Revenue earned from cost-plus contracts is recognized over the period of performance.

Substantially all of the Company's cost-plus contracts are with federal governmental agencies and, as such, are subject to audits after contract completion.  Government audits have been completed and final rates have been negotiated through fiscal year 2014.  The Company records an allowance for project disallowances in other accrued liabilities for potential disallowances resulting from government audits (refer to Note 14 of these consolidated financial statements).  Allowances for project disallowances are recorded as adjustments to revenue when the amounts are estimable.  Resolution of these amounts is dependent upon the results of government audits and other formal contract close-out procedures.

Change orders can occur when changes in scope are made after project work has begun and can be initiated by either the Company or its clients.  Claims are amounts in excess of the agreed contract price which the Company seeks to recover from a client for customer delays and/or errors or unapproved change orders that are in dispute.  The Company recognizes costs related to change orders and claims as incurred.  Revenue and profit are recognized on change orders when it is probable that the change order will be approved and the amount can be reasonably estimated.  Revenue is recognized only up to the amount of costs incurred on contract claims when realization is probable, estimable and reasonable support from the customer exists.

The Company expenses all bid and proposal and other pre-contract costs as incurred.  Out of pocket expenses such as travel, meals, field supplies, and other costs billed direct to contracts are included in both revenue and cost of professional services.  Sales and cost of sales within the Company’s South American operations exclude value added tax (VAT) assessments by governmental authorities, which the Company collects from its customers and remits to governmental authorities.

Billed contract receivables represent amounts billed to clients in accordance with contracted terms but not collected as of the end of the reporting period.  Billed contract receivables may include: (i) amounts billed for revenue from efforts expended and fees that have been earned in accordance with contractual terms; and (ii) progress billings in accordance with contractual terms that include revenue not yet earned as of the end of the reporting period.

Unbilled contract receivables represent revenue from efforts expended and fees earned that are not billed as of period-end.  Unbilled contract receivables not expected to be billed within one year from the balance sheet date are reported in other assets on the consolidated balance sheets.

The Company reduces contract receivables by recording an allowance for doubtful accounts to account for the estimated impact of collection issues resulting from a client’s inability or unwillingness to pay valid obligations to the Company.  The resulting provision for doubtful accounts is recorded within selling, general and administrative expenses on the consolidated statements of operations.

Property, Buildings and Equipment, Depreciation and Amortization

Property, buildings and equipment are stated at the lower of depreciated or amortized cost or fair value.  Land and land improvements are not depreciated or amortized.  Methods of depreciation or amortization and useful lives for all other long-lived assets are summarized in the following table.

	Depreciation / Amortization Method	Useful Lives

Buildings	Straight-line	32-40 Years
Building Improvements	Straight-line	7-15 Years
Field Equipment	Straight-line	3-7 Years
Computer equipment	Straight-line	3-7 Years
Computer software	Straight-line	3-10 Years
Office furniture and equipment	Straight-line	3-7 Years
Vehicles	Straight-line	3-5 Years
Leasehold improvements	Straight-line	(a)

(a)	Leasehold improvements are amortized for book purposes over the terms of the leases or the estimated useful lives of the assets, whichever is shorter.

Expenditures for maintenance and repairs are charged to expense as incurred.  Expenditures for improvements are capitalized when either the value or useful life of the related asset have been increased.  When property or equipment is retired or sold, any gain or loss on the transaction is reflected in the current year's earnings.

The Company capitalizes costs of software acquisition and development projects, including costs related to software design, configuration, coding, installation, testing and parallel processing. Capitalized software costs are recorded in fixed assets, net of accumulated amortization, on the consolidated balance sheets.  Capitalized software costs are evaluated for recoverability/impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.

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

Goodwill

Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized.  Goodwill is included in other assets on the accompanying consolidated balance sheets.  Goodwill is subject to an annual assessment for impairment by comparing the estimated fair values of reporting units to which goodwill has been assigned to the recorded book value of the respective reporting units.  The Company estimates the fair value of reporting units using a discounted cash flows methodology that includes assumptions for future cash flows that are dependent on internal forecasts, the long-term rate of growth for the Company’s business, the life over which cash flows will occur, and the Company’s weighted average cost of capital.  Goodwill is also assessed for impairment between annual assessments whenever events or circumstances make it more likely than not that an impairment may have occurred.

Impairment of Long-Lived Assets

The Company assesses recoverability of the carrying value of long-lived assets when events occur, or circumstances change that would more likely than not impair the value of the asset.  Recoverability is assessed by estimating the future net cash flows (undiscounted) expected to result from the asset, including eventual disposition, and comparing the resulting future cash flows to the carrying value of the asset.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value.

Income Taxes

The Company follows the asset and liability approach to account for income taxes.  This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities except for the enactment of changes in tax laws or rates.  Although realization is not assured, management believes it is more likely than not that the recorded net deferred tax assets will be realized.  Since in some cases management has utilized estimates, the amount of the net deferred tax asset considered realizable could be reduced in the near term.

Income tax expense includes U.S. and international income taxes, determined using the applicable statutory rates.  A deferred tax asset is recognized for all deductible temporary differences and net operating loss carryforwards, and a deferred tax liability is recognized for all taxable temporary differences.

The Company’s deferred tax assets principally result from timing differences in the recognition of entity operating losses, contract reserves and accrued expenses.  The Company periodically evaluates the likelihood of realization of deferred tax assets and provides for a valuation allowance when necessary.

U.S. GAAP prescribes a recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  A tax position is a position in a previously filed tax filing or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities.  Tax positions shall be recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position will be sustained. Tax positions that meet the more likely than not threshold should be measured using a probability weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. We recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in selling, general and administrative expenses.  Whether the more-likely-than-not recognition threshold is met for a tax position, is a matter of judgment based on the individual facts and circumstances of that position evaluated in light of all available evidence.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation referred to as the Tax Cuts and Jobs Act (the “Tax Act”).  The Tax Act significantly revised U.S. corporate income tax regulations including, among other things, lowering U.S. corporate income tax rates and implementing a territorial tax system.

Defined Contribution Plans

EEI has a non-contributory defined contribution plan providing deferred benefits for substantially all of its U.S. employees (the “EEI Defined Contribution Plan”).  The annual expense of the EEI Defined Contribution Plan is based on a percentage of eligible wages as authorized by EEI’s Board of Directors.

EEI also has a supplemental retirement plan that provides post-retirement health care coverage for EEI’s founders and their spouses.  As of July 31, 2018, two founders, their spouses and the spouse of a deceased founder were receiving healthcare coverage under this plan.  The annual expense associated with this plan is determined based on discounted annual cost estimates over the estimated life expectancy of the founders and their spouses.

Earnings per Share

Basic and diluted earnings per share (“EPS”) are computed by dividing the net income attributable to EEI common shareholders by the weighted average number of common shares outstanding for the period.  After consideration of all the rights and privileges of the Class A and Class B stockholders (defined in Note 15 of these consolidated financial statements), the Company allocates undistributed earnings between the classes on a one-to-one basis when computing earnings per share.  As a result, basic and fully diluted earnings per Class A and Class B share are equal amounts.

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

Foreign Currencies and Inflation

The financial statements of foreign subsidiaries where the local currency is the functional currency are translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for results of operations.  Translation adjustments are deferred in accumulated other comprehensive income until the related assets and liabilities are settled or otherwise disposed of.  Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in net foreign exchange (loss) gain in the consolidated statements of operations as incurred.

The financial statements of foreign subsidiaries located in highly inflationary economies are remeasured as if the functional currency were the U.S. dollar.  The remeasurement of local currencies into U.S. dollars creates transaction adjustments which are included in net income.  The Company did not record any highly inflationary economy adjustments during fiscal years 2018, 2017 or 2016.

Noncontrolling Interests

Earnings and other comprehensive income (loss) are separately attributed to both the controlling and noncontrolling interests.  Purchases of noncontrolling interests are recorded as reductions of shareholders’ equity on the consolidated statements of shareholders’ equity.  EPS is calculated based on net income (loss) attributable to the Company’s controlling interests.

5.	Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash are summarized in the following table.

	July 31,
	2018	2017 (Restated)
	(in thousands)

Cash and cash equivalents	$13,496	$12,858
Restricted cash included in other assets	250	277
Total cash, cash equivalents and restricted cash	$13,746	$13,135

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  Money market funds of $0.4 million and $0.2 million were included in cash and cash equivalents at July 31, 2018 and 2017, respectively.

Restricted cash included in other assets represents collateral for pending litigation matters in Brazil that are not expected to be resolved within one year from the balance sheet date.

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

The Company monitors the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy.  Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another.  In such instances, the transfer is reported at the beginning of the reporting period.  There were no transfers in or out of levels 1, 2 or 3 during fiscal years 2018, 2017 or 2016.

The carrying amount of cash, cash equivalents and restricted cash approximated fair value at July 31, 2018 and 2017.  These assets were classified as level 1 instruments at both dates.

Investment securities available for sale of $1.5 million at July 31, 2018 and 2017 primarily included mutual funds invested in U.S. municipal bonds, which the Company may immediately redeem without prior notice.  These mutual funds are valued at the NAV of shares held by the Company at period end as a practical expedient to estimate fair value.  These mutual funds are deemed to be actively traded, are required to publish their daily NAV and are required to transact at that price.

The Company recorded unrealized investment losses or gains of less than $0.1 million in accumulated other comprehensive loss at July 31, 2018, 2017 and 2016.  The Company did not record any sales of investment securities during the twelve months ended July 31, 2018 or 2017.

Long-term debt consists of bank loans and capitalized equipment leases.  Lines of credit consist of borrowings for working capital requirements.  Based the relative immateriality of consolidated debt and line of credit borrowings, management believes that the carrying amount of these liabilities approximated fair value at July 31, 2018 and 2017.  These liabilities were classified as level 2 instruments at both dates.  Refer to Note 11 and Note 12 of these consolidated financial statements for additional disclosures regarding the Company’s lines of credit, debt and capital lease obligations.

7.	Contract Receivables, net

Contract receivables, net are summarized in the following table.

	July 31,
	2018	2017 (Restated)
	(in thousands)
Contract receivables:
Billed	$12,905	$15,003
Unbilled	13,994	17,990
	26,899	32,993
Allowance for doubtful accounts	(1,284)	(2,044)
Contract receivables, net	$25,615	$30,949

Billed contract receivables included contractual retainage balances of $1.4 million and $0.9 million at July 31, 2018 and 2017, respectively.  Management anticipates that the unbilled contract receivables and retainage balances at July 31, 2018, included in the table above, will be substantially billed and collected within one year.

At July 31, 2018, management identified $0.5 million of contract receivables, net that are not expected to be collected within one year.  These net receivables represent long-term assets that are included in other assets on the consolidated balance sheet at July 31, 2018.

Contract Receivable Concentrations

Significant concentrations of contract receivables and the allowance for doubtful accounts are summarized in the following table.

	July 31, 2018		July 31, 2017
Region	Contract Receivables	Allowance for Doubtful Accounts	Contract Receivables (Restated)	Allowance for Doubtful Accounts (Restated)
	(in thousands)

U.S. operations	$21,580	$569	$25,472	$797
South American operations	5,319	715	7,521	1,247
Totals	$26,899	$1,284	$32,993	$2,044

The allowance for doubtful accounts for the Company’s South American operations represented 13% and 17% of related contract receivables at July 31, 2018 and 2017, respectively.  Unstable local economies that adversely impacted certain of our South American clients in recent years demonstrated signs of stabilizing during fiscal year 2018.  Management continues to monitor trends and events that may adversely impact the realizability of recorded receivables from our South American clients.

Allowance for Doubtful Accounts

Activity within the allowance for doubtful accounts is summarized in the following table.

	Fiscal Year Ended July 31,
	2018	2017 (Restated)	2016 (Restated)
	(in thousands)

Balance at beginning of period	$2,044	$6,792	$6,817
Provision for doubtful accounts during the period	813	682	1,164
Write-offs and recoveries of allowance recorded in prior periods	(943)	(5,430)	(1,189)
Reclassification of allowance from current to noncurrent	(630)	---	---
Balance at end of period	$1,284	$2,044	$6,792

During fiscal year 2017, the Company reversed $4.9 million of allowance related to a specific project in the Middle East, for which a corresponding $4.9 million contract receivable balance was also written off during the period.

8.	Variable Interest Entities and Equity Method Investment

Variable Interest Entities

As of July 31, 2018 and 2017, the Company’s consolidated one majority owned subsidiary that was deemed to be a VIE.  The financial position of this VIE as of July 31, 2018 and 2017 is summarized in the following table.

	July 31, 2018	July 31, 2017
	(in thousands)

Current assets	$2,359	$3,217
Noncurrent assets	878	483
Total assets	$3,237	$3,700

Current liabilities	$5,408	$6,193
Noncurrent liabilities	32	36
Total liabilities	5,440	6,229
Total Ecology and Environment Inc. shareholder’s equity	(1,051)	(1,321)
Noncontrolling interests shareholders’ equity	(1,152)	(1,208)
Total shareholders’ equity	(2,203)	(2,529)
Total liabilities and shareholders’ equity	$3,237	$3,700

Total gross revenue of the consolidated VIE was $10.0 million, $8.9 million and $5.0 million for the fiscal years ended July 31, 2018, 2017 and 2016, respectively.  With the exception of restricted cash of $0.3 million included in noncurrent assets at July 31, 2018 and 2017 (refer to Note 5), all assets of the VIE were available for the general operations of the VIE.

Equity Method Investment

The Company’s equity method investment in GAC had a carrying value of $2.1 million and $1.5 million at July 31, 2018 and 2017, respectively.  The Company’s ownership percentage was 55.1% at both dates.  The equity method investment in GAC is included within the Company’s South American operating segment.

Activity recorded for the Company’s equity method investment during the fiscal years ended July 31, 2018, 2017 and 2016 is summarized in the following table.

	Fiscal Year Ended July 31,
	2018	2017 (Restated)	2016 (Restated)
	(in thousands)

Equity investment carrying value at beginning of period	$1,463	$1,944	$1,793
GAC net income attributable to EEI	595	368	363
EEI’s portion of dividends declared by GAC	---	(849)	(212)
Equity investment carrying value at end of period	$2,058	$1,463	$1,944

GAC’s financial position as of July 31, 2018 and 2017 is summarized in the following table.

	July 31, 2018	July 31, 2017
	(in thousands)

Current assets	$5,713	$4,383
Noncurrent assets	501	167
Total assets	$6,214	$4,550

Current liabilities	$2,620	$2,643
Noncurrent liabilities	593	10
Total liabilities	3,213	2,653
Total Ecology and Environment Inc. shareholder’s equity	1,678	1,175
Noncontrolling interests shareholders’ equity	1,323	722
Total shareholders’ equity	3,001	1,897
Total liabilities and shareholders’ equity	$6,214	$4,550

The results of GAC’s operations for fiscal years 2018, 2017 and 2016 are summarized in the following table.

	Fiscal Year Ended July 31,
	2018	2017	2016
	(in thousands)

Gross revenue	$11,987	$7,737	$7,530
Direct cost of services and subcontract costs	(7,286)	(4,633)	(4,632)
Income from operations	1,381	568	727
Net income	1,079	668	659
Net income attributable to EEI	595	368	363

9.	Property, Buildings and Equipment, net

Property, buildings and equipment is summarized in the following table.

	July 31,
	2018	2017 (Restated)
	(in thousands)

Land and land improvements	$393	$393
Buildings and building improvements	7,455	7,338
Field equipment	1,970	2,153
Computer equipment	4,156	4,166
Computer software	2,940	3,041
Office furniture and equipment	2,142	2,138
Vehicles	1,134	1,331
Other	479	383
	20,669	20,943
Accumulated depreciation and amortization	(16,799)	(16,666)
Property, buildings and equipment, net	$3,870	$4,277

10.	Goodwill

Goodwill of $0.9 million is included in other assets on the accompanying consolidated balance sheets at July 31, 2018 and 2017.  The Company completed its annual goodwill impairment assessment at July 31, 2018 and 2017, and determined that the fair value of the reporting unit to which goodwill is assigned exceeded its book value at both dates.  As a result, no impairment of goodwill was identified as of July 31, 2018 or 2017.

11.	Lines of Credit

Unsecured lines of credit are summarized in the following table.

	July 31,
	2018		2017 (Restated)
	(in thousands)
Outstanding cash advances, recorded as lines of credit on the accompanying consolidated balance sheets	$	---	$372
Short-term loan issued under lines of credit included in current portion of long-term debt		---	200
Outstanding letters of credit to support operations		1,668	2,193
Total amounts used under lines of credit		1,668	2,765
Remaining amounts available under lines of credit		33,932	35,735
Total unsecured lines of credit		$35,600	$38,500

The Company’s U.S. operations are supported by two line of credit arrangements:
•
$19.0 million available line of credit at July 31, 2018; no outstanding cash advances as of July 31, 2018 or 2017; letters of credit of less than $0.1 million were outstanding at July 31, 2018 and 2017; interest rate based on LIBOR plus 275 basis points; and

•
$13.5 million available line of credit at July 31, 2018; no outstanding cash advances as of July 31, 2018 or 2017; letters of credit of  less than $0.1 million outstanding at July 31, 2018 and 2017; interest rate based on LIBOR plus 200 basis points.

The Company’s South American operations are supported by two line of credit arrangements:
•
$2.0 million available line of credit at July 31, 2018 to support operations in Peru; no outstanding cash advances as of July 31, 2018 or 2017; letters of credit of $1.0 million and $1.6 million were outstanding at July 31, 2018 and 2017, respectively; interest rate is affirmed by or negotiated with the lender annually; and

•
$1.1 million available line of credit at July 31, 2018 to support operations in Brazil; combined balance of outstanding cash advances and short-term loan of $0 and $0.6 million as of July 31, 2018 and 2017, respectively; letters of credit of $0.6 million and $0.5 million were outstanding at July 31, 2018 and 2017, respectively; interest rate based on a Brazilian government economic index.

12.	Debt and Capital Lease Obligations

Debt and capital lease obligations are summarized in the following table.

	July 31,
	2018		2017 (Restated)
	(in thousands)

Short-term loan issued under lines of credit (Note 11)	$	---	$200
Bank loan (interest rate of 2.94% at July 31, 2018)		28	128
Capital lease obligations (interest rates ranging from 4.25% to 17.07% at July 31, 2018)		80	120
		108	448
Current portion of long-term debt and capital lease obligations		(54)	(382)
Long-term debt and capital lease obligations		$54	$66

The aggregate maturities of long-term debt and capital lease obligations as of July 31, 2018 are summarized in the following table.

Fiscal Year Ending July 31,	Amount
(in thousands)

2019	$54
2020	43
2021	11
Total	$108

13.	Income Taxes

On December 22, 2017, the U.S. government enacted the Tax Act, which significantly revised U.S. corporate income tax regulations including, among other things, lowering U.S. corporate income tax rates and implementing a territorial tax system.

The Tax Act lowered the Company's statutory federal tax rate from 34% (effective through December 31, 2017) to 21% (effective January 1, 2018).  As the Company has a July 31 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in an average statutory federal tax rate of approximately 26.5% for the fiscal year ending July 31, 2018 and 21% for subsequent fiscal years.

The reduction of the statutory federal tax rate also resulted in revaluation of the Company's U.S. deferred tax assets and liabilities.  Revaluation is based on the tax rates at which the deferred tax assets and liabilities are expected to reverse in the future, which is generally 21%.  The Company recorded a net federal tax expense of $0.3 million during fiscal year 2018, representing the one-time effect to deferred taxes in the U.S. because of the rate change.

The Tax Act includes provisions for a territorial federal tax system that:
•
imposes a U.S. federal tax on historical cumulative earnings of foreign subsidiaries, replacing the previous system of taxing the earnings of foreign subsidiaries only as they were repatriated to the U.S. in the form of dividends;

•	eliminates or reduces the ability to utilize certain foreign tax credits that existed prior to enactment of the Tax Act; and
•	provides for a deduction for dividends received from foreign subsidiaries

Pertaining to the international provisions of the Tax Act, the Company recorded net federal tax expense of $0.1 million during fiscal year 2018, representing the net of a one-time transition tax of $0.5 million on cumulative earnings of foreign subsidiaries, offset by $0.4 million of benefit from outstanding unpaid dividends declared by a foreign subsidiary, and previously recorded at a higher federal income tax rate.  The increase in the tax on cumulative earnings of foreign subsidiaries from the original estimated amount was due to a foreign tax credit limitation not previously applicable based on forecasted earnings.

There are other transitional impacts of the Tax Act, certain of which had an immaterial impact on the income tax provision for fiscal year ended July 31, 2018, and certain of which will become effective during future fiscal years.

While the Tax Act provided for a territorial tax system, beginning in 2018, it included two new U.S. tax base erosion provisions, the global intangible low-taxed income (“GILTI”) provisions and the base-erosion and anti-abuse tax (“BEAT”) provisions.

The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company expects that it will be subject to incremental U.S. tax on GILTI income beginning in fiscal year 2019, with a partial or complete foreign tax credit offset.  The Company has elected to account for GILTI tax in the period in which it is incurred, and therefore has not provided any deferred tax impacts of GILTI in its consolidated financial statements for the fiscal year ended July 31, 2018.

The BEAT provisions in the Tax Act eliminated the deduction of certain base-erosion payments made to related foreign corporations and impose a minimum tax if greater than regular tax. The Company does not expect it will be subject to this tax.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The Company recorded final adjustments for the tax effects of the Tax Act during the fourth quarter of fiscal year 2019, and all tax effects of the Tax Act were recorded in its consolidated financial statements for the fiscal year ended July 31, 2018.

Income before income tax provision is summarized in the following table.

	Fiscal Year Ended July 31,
	2018	2017 (Restated)	2016 (Restated)
	(in thousands)

U.S. operations	$(948)	$4,758	$4,478
Foreign operations (primarily South American operations)	1,102	(80)	(1,178)
Income before income tax provision	$154	$4,678	$3,300

The income tax provision is summarized in the following table.

	Fiscal Year Ended July 31,
	2018	2017 (Restated)	2016 (Restated)
	(in thousands)
Current:
Federal	$(62)	$(149)	$1,155
State	26	42	177
Foreign	228	282	577
Total current	192	175	1,909

Deferred:
Federal	289	1,653	663
State	(75)	308	270
Foreign	(148)	31	304
Total deferred	66	1,992	1,237
Total income tax provision	$258	$2,167	$3,146

The statutory U.S. income tax rate was 26.5%, 34% and 34% during fiscal years 2018, 2017 and 2016, respectively.  A reconciliation of the income tax provision using the statutory U.S. income tax rate compared with the actual income tax provision reported on the consolidated statements of operations is summarized in the following table.

	Fiscal Year Ended July 31,
	2018	2017 (Restated)	2016 (Restated)
	(in thousands)

Income tax provision (benefit) at the U.S. federal statutory income tax rate	$41	$1,590	$1,122
Tax on Foreign Earnings	129	---	---
Change in Tax Rates under Tax Act	322	---	---
International rate differences	27	33	(10)
Peru non-deductible expenses	14	53	59
Foreign dividend income	---	240	263
Income from "pass-through" entities taxable to noncontrolling partners	---	(1)	(39)
Re-evaluation and settlements of tax contingencies	---	(33)	---
Change in valuation allowance	(19)	98	1,582
State taxes, net of federal benefit	(32)	200	312
Other foreign taxes, net of federal benefit	(95)	(111)	(277)
Other permanent differences	(129)	98	134
Income tax provision, as reported on the consolidated statements of operations	$258	$2,167	$3,146

The significant components of deferred tax assets and liabilities are summarized in the following table.

	July 31,
	2018	2017 (Restated)
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$1,081	$1,470
Accrued compensation and expenses	611	752
Federal benefit from foreign accounting differences	460	435
Contract and other reserves	311	463
Foreign tax credit	296	296
Capital loss carryforwards	143	217
Foreign and state income taxes	---	17
Other	202	376
Deferred tax assets	3,104	4,026
Less: valuation allowance	(2,006)	(2,020)
Net deferred tax assets	$1,098	$2,006

Deferred tax liabilities:
Fixed assets and intangibles	$(39)	$(102)
Federal expense on state deferred taxes	(60)	(74)
Federal expense from foreign accounting differences	(7)	(332)
Unremitted foreign earnings	(206)	(623)
Other	3	(26)
Net deferred tax liabilities	$(309)	$(1,157)

As of July 31, 2018, net operating losses attributable to operations in Brazil and Peru and net operating losses for U.S. state income tax purposes exist.  The foreign and U.S. state net operating losses at July 31, 2018 are approximately $2.8 million and $2.0 million, respectively.  The foreign net operating losses may be carried forward indefinitely and the state net operating losses have expiration dates in various years starting in fiscal year 2023 through indefinite carryforward periods.

The Company periodically evaluates the likelihood of realization of deferred tax assets and provides for a valuation allowance when necessary.  Activity within the deferred tax asset valuation allowance is summarized in the following table.

	Fiscal Year Ended July 31,
	2018	2017 (Restated)
	(in thousands)

Balance at beginning of period	$2,020	$2,278
Additions during the period	60	2
Reductions during period	(74)	(260)
Balance at end of period	$2,006	$2,020

The valuation allowance maintained by the Company primarily relates to: (i) net operating losses in Brazil, the utilization of which is dependent on future earnings; (ii) excess foreign tax credit carryforwards, the utilization of which is dependent on future foreign source income; and (iii) capital loss carryforwards, the utilization of which is dependent on future capital gains.  Additions to the valuation allowance during fiscal year 2018 primarily related to additional deferred tax assets accumulated from the Company’s Brazilian operations.  During fiscal year 2018, based on available evidence including recent cumulative operating losses, management determined that it is more likely than not that these deferred tax assets will not be realized.

During the fiscal years ended July 31, 2018, 2017 and 2016, the Company recorded $0.2 million, $0.6 million and $0.7 million, respectively, of income taxes applicable to undistributed earnings of foreign subsidiaries that will not be indefinitely reinvested in those operations.  As part of Tax Act, all foreign earnings were taxed in the U.S. through December 31, 2017.  At December 31, 2017, the Company had $5.6 million of taxed, but undistributed foreign earnings.   At July 31, 2018, the Company had $1.0 million of foreign earnings, occurring after January 1, 2018, that will be subject to a full dividend received deduction when distributed.

The Company files numerous consolidated and separate income tax returns in U.S. federal, state and foreign jurisdictions.  The Company’s U.S. federal tax matters for fiscal years 2015 through 2018 remain subject to examination by the IRS.  The Company’s state, local and foreign tax matters for fiscal years 2014 through 2017 remain subject to examination by the respective tax authorities.  No waivers have been executed that would extend the period subject to examination beyond the period prescribed by statute.

The Company had less than $0.1 million of uncertain tax positions (“UTPs”) at July 31, 2018, 2017 and 2016.

The Company recognizes interest accrued related to liabilities for UTPs in other accrued liabilities on the consolidated balance sheets and in selling, general and administrative expenses on the consolidated statements of operations. The Company recorded $0.1 million or less in each of the fiscal years ending July 31, 2018, 2017 and 2016.

14.	Other Accrued Liabilities

Other accrued liabilities are summarized in the following table.

	July 31,
	2018	2017 (Restated)
	(in thousands)

Allowance for project disallowances	$687	$687
Other	695	1,287
Total other accrued liabilities	$1,382	$1,974

Activity within the allowance for project disallowances is summarized in the following table.

	Fiscal Year Ended July 31,
	2018	2017	2016
	(in thousands)

Balance at beginning of period	$687	$1,819	$2,243
Reduction of reserves recorded in prior fiscal years	---	(1,132)	(424)
Balance at end of period	$687	$687	$1,819

The reductions in the allowance for project disallowances during fiscal years 2017 and 2016, which were recorded as additions to gross revenue on the consolidated statements of operations, resulted from final settlements of allowances recorded in prior fiscal years.  The settlements resulted in cash payments of less than $0.1 million during fiscal years 2017 and 2016.

15.	Incentive Compensation

Stock Award Plan

EEI adopted the 1998 Stock Award Plan effective March 16, 1998.  This plan, together with supplemental plans that were subsequently adopted by the Company’s Board of Directors, are referred to as the “Stock Award Plan”.  The Stock Award Plan is not a qualified plan under Section 401(a) of the Internal Revenue Code.  Under the Stock Award Plan, directors, officers and other key employees of EEI or any of its subsidiaries may be awarded Class A Common Stock as compensation for services rendered to the Company or its subsidiaries, based upon the fair market value of the common stock at the time of the award.  The Stock Award Plan authorizes the Company’s Board of Directors to determine the vesting period and the circumstances under which the awards may be forfeited.  In October 2016, the Company’s Board of Directors adopted the current supplemental plan, the 2016 Stock Award Plan.  This plan permits awards of up to 200,000 shares of Class A Common Stock for a period of up to five years until its termination in October 2021.

During fiscal year 2018, EEI issued a total of 11,531 Class A shares under the 2016 Stock Award Plan, valued at $0.1 million, to five directors as a portion of their annual compensation.  These shares will vest upon expiration of certain restrictions regarding transfer of the shares that expire in April 2019.

During fiscal years 2017 and 2016, EEI issued a combined total of 11,952 Class A shares, valued at $0.1 million under the Stock Award Plan to certain directors as a portion of their annual compensation.  These shares were fully vested as of July 31, 2018.

16.	Shareholders' Equity

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

Restrictive Shareholder Agreement

Messrs. Gerhard J. Neumaier (deceased), Frank B. Silvestro, Ronald L. Frank, and Gerald A. Strobel entered into a Stockholders’ Agreement dated May 12, 1970, as amended January 24, 2011, which governs the sale of certain shares of EEI common stock (now classified as Class B Common Stock) owned by them, certain children of those individuals and any such shares subsequently transferred to their spouses and/or children outright or in trust for their benefit upon the demise of a signatory to the Agreement (“Permitted Transferees”).  The Agreement provides that prior to accepting a bona fide offer to purchase some or all of their shares of Class B Common Stock governed by the Agreement, that the selling party must first allow the other signatories to the Agreement (not including any Permitted Transferee) the opportunity to acquire on a pro rata basis, with right of over-allotment, all of such shares covered by the offer on the same terms and conditions proposed by the offer.

Cash Dividends

The Company declared cash dividends of $1.7 million during fiscal years 2018 and 2017, and $1.9 million during fiscal year 2016.  The Company paid cash dividends of $1.7 million during fiscal years 2018 and 2017, and $2.1 million during fiscal year 2016.  The Company had dividends declared but unpaid of $0.9 million as of July 31, 2018, 2017 and 2016.

Stock Repurchase Program

In August 2010, the Company’s Board of Directors approved a program for repurchase of 200,000 shares of Class A Common Stock (the “Stock Repurchase Program”).  As of July 31, 2018, the Company had repurchased 122,918 shares of Class A stock, and 77,082 shares had yet to be repurchased under the Stock Repurchase Program.  The Company did not acquire any Class A shares under the Stock Repurchase Program during fiscal years 2018, 2017 or 2016.

Noncontrolling Interests

During fiscal year 2018, the Company purchased one of the noncontrolling member’s interest in Lowham-Walsh Engineering & Environment Services, LLC (“Lowham”) for less than $0.1 million, increasing its ownership interest in the subsidiary from 80.56% to 87.88%.  The Company did not purchase additional shares of any of its majority owned subsidiaries during fiscal years 2017 or 2016.

In November 2018, the Company purchased all remaining noncontrolling interests in Lowham for less than $0.1 million, thereby increasing its ownership interest in Lowham to 100%.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are summarized in the following table.

	July 31,
	2018	2017 (Restated)
	(in thousands)

Unrealized net foreign currency translation losses	$(1,880)	$(1,810)
Unrealized net investment (losses) gains on available for sale investments	(5)	15
Total accumulated other comprehensive loss	$(1,885)	$(1,795)

17.	Operating Lease Commitments

The Company rents certain office facilities and equipment under non-cancelable operating leases and certain other facilities for servicing project sites over the term of the related long-term government contracts.  Lease agreements may contain step rent provisions and/or free rent concessions.   Lease payments based on a price index result in rent expense recognized on a straight line or substantially equivalent basis and are included in the calculation of minimum lease payments.  Gross rental expense associated with lease commitments was $3.2 million, $3.3 million (restated) and $3.4 million (restated) in fiscal years 2018, 2017 and 2016, respectively.

Future minimum rental commitments under operating leases as of July 31, 2018 are summarized in the following table.

Fiscal Year Ending July 31,	Amount
(in thousands)

2019	$2,546
2020	1,954
2021	1,596
2022	1,185
2023	870
Thereafter	524
Total	$8,675

18.	Defined Contribution Plans

Contributions to the EEI Defined Contribution Plan and EEI Supplemental Retirement Plan are discretionary and determined annually by its Board of Directors.  The total expense under these plans was $1.3 million, $1.5 million, and $1.4 million for fiscal years 2018, 2017 and 2016, respectively.

19.	Earnings Per Share

The computation of basic and diluted EPS is included in the following table.

	Fiscal Year Ended July 31,
	2018	2017 (Restated)	2016 (Restated)
	(in thousands, except share and per share amounts)

Net (loss) income attributable to Ecology and Environment Inc.	$(308)	$2,823	$741
Less: Dividend declared	1,724	1,719	1,895
Undistributed earnings (distributions in excess of earnings)	$(2,032)	$1,104	$(1,154)

Weighted-average common shares outstanding - basic and diluted	4,304,574	4,294,501	4,289,993

Distributed earnings per share	$0.40	$0.40	$0.44
Undistributed earnings (distributions in excess of earnings) per share	(0.47)	0.26	(0.27)
Total (loss) earnings per share	$(0.07)	$0.66	$0.17

20.	Segment Reporting

Management generally assesses operating performance and makes strategic decisions based on the geographic regions in which the Company does business.  The Company reports separate operating segment information for its U.S. and South American operations.  Gross revenue, net income (loss) attributable to EEI and total assets by operating segment are summarized in the following tables.

	Fiscal Year Ended July 31,
	2018	2017 (Restated)	2016 (Restated)
	(in thousands)
Gross revenue:
U.S. operations	$71,882	$80,659	$82,794
South American operations	18,802	15,424	15,454
Consolidated gross revenue	$90,684	$96,083	$98,248

Gross revenue from U.S. federal government contracts were $15.8 million, $21.9 million and $25.3 million for fiscal years 2018, 2017 and 2016, respectively.

	Fiscal Year Ended July 31,
	2018	2017 (Restated)	2016 (Restated)
	(in thousands)
Net (loss) income attributable to EEI:
U.S. operations (a)	$(651)	$3,688	$2,473
South American operations (b)	343	(865)	(1,732)
Consolidated net (loss) income attributable to EEI	$(308)	$2,823	$741

(a)	Includes depreciation and amortization expense of $0.8 million, $0.8 million and $0.9 million for fiscal years 2018, 2017 and 2016, respectively.
(b)	Includes depreciation and amortization expense of $0.3 million, $0.2 million and $0.1 million for fiscal years 2018, 2017 and 2016, respectively.

	July 31,
	2018	2017 (Restated)
	(in thousands)
Total Assets:
U.S. operations	$43,823	$48,011
South American operations	9,006	9,906
Consolidated total assets	$52,829	$57,917

21.	Commitments and Contingencies

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

On February 4, 2011, the Chico Mendes Institute of Biodiversity Conservation of Brazil (the “Institute”) issued a Notice of Infraction to ecology and environment do brasil Ltda. (“E&E Brazil”), a majority-owned consolidated subsidiary of EEI.  The Notice of Infraction concerned the taking and collecting of wild animal specimens without authorization by the competent authority and imposed a fine of approximately 0.5 million Reais against E&E Brazil.   The Institute also filed Notices of Infraction against four employees of E&E Brazil alleging the same claims and imposed fines against those individuals that, in the aggregate, were equal to the fine imposed against E&E Brazil.  No claim has been made against EEI.

E&E Brazil has filed court claims appealing the administrative decisions of the Institute for E&E Brazil’s employees that: (a) deny the jurisdiction of the Institute; (b) state that the Notice of Infraction is constitutionally vague; and (c) affirmatively state that E&E Brazil had obtained the necessary permits for the surveys and collections of specimens under applicable Brazilian regulations and that the protected conservation area is not clearly marked to show its boundaries.  The claim of violations against one of the four employees was dismissed.  The remaining three employees have fines assessed against them that are being appealed through the federal courts. Violations against E&E Brazil are pending agency determination.  At July 31, 2018, the Company recorded a reserve of approximately $0.4 million in other accrued liabilities related to these claims.

22.	Related Party Transactions

Assets, liabilities and expenses associated with related party transactions are summarized in the following tables.

	July 31,
	2018		2017 (Restated)
	(in thousands)
Related party assets:
Loans to minority shareholders of E&E Brazil		$276	$276

Related party liabilities:
Notes payable	$	---	$85
Accounts payable		22	56
Total related party liabilities		$22	$141

	Fiscal Year Ended July 31,
	2018	2017 (Restated)	2016 (Restated)
	(in thousands)

Rent expense	$234	$251	$250
Interest expense	2	7	15
Total related party expenses	$236	$258	$265

Loans to minority shareholders of E&E Brazil consist of loans to senior managers of E&E Brazil, which were used to acquire noncontrolling financial interests in E&E Brazil.  These loans are classified as long-term and are included in other assets on the consolidated balance sheets.  Notes payable and interest expense relate to prior year acquisitions of minority interests of a U.S. subsidiary.  Accounts payable and rent expense relate to obligations for rental of office space owned by employees of South American subsidiaries, which are also minority shareholders of the subsidiaries.

23.	Subsequent Events

Staff Reduction Programs

In December 2018, the Company began to notify affected employees of a voluntary retirement program. In February 2019, the Company began to notify affected employees of an involuntary separation program. These programs (collectively, the “Staff Reduction Programs”) are being implemented in connection with a corporate restructuring plan.  Company management anticipates that the combined effect of the Staff Reduction Programs and other expense reduction initiatives will result in annual pre-tax cost savings of greater than $6.0 million.  These activities are expected to result in pre-tax charges and cash expenditures of approximately $1.0 million during the second half of fiscal year ending July 31, 2019, consisting primarily of employee severance and termination benefits.  The Company expects these initiatives to be completed by July 31, 2019.

Sale of Majority Owned Subsidiary

In February 2019, the Company consummated the sale of its majority interest in a consolidated subsidiary located in Ecuador.  The cash proceeds and loss from the sale to noncontrolling shareholders, both recorded in February 2019, were less than $0.1 million and $0.1 million, respectively.  The sold subsidiary did not represent a material portion of the Company’s consolidated assets, shareholders’ equity, gross revenue or net income attributable to EEI for any previously reported period, and management does not expect that the sale of this subsidiary will have a material impact on the Company’s results of operations, financial position or cash flows for future reporting periods.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None to report.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, our management, with the participation of our Acting Principal Executive Officer and Acting Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 promulgated under the Exchange Act.  As a consequence of the material weaknesses discussed below, our Acting Principal Executive Officer and Acting Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective at July 31, 2018.

Notwithstanding the material weaknesses discussed below, our management, including our Acting Principal Executive Officer and Acting Chief Financial Officer, has concluded that the consolidated financial statements included in this annual report on form 10-K present fairly, in all material aspects, our financial position as at the end of, and the results of operations and cash flows for, the periods presented in conformity with accounting principles generally accepted in the United States.

Management’s Annual Report on Internal Control over Financial Reporting

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation with our management, including our Acting Principal Executive Officer and Acting Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Management concluded that the Company’s internal control over financial reporting was not effective as of July 31, 2018 because of material weaknesses in the Company’s internal control over financial reporting as described below.  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis.  The material weaknesses arise from deficiencies relating to:

•
determining the appropriate application of accounting standards when assessing whether the Company’s investments in subsidiaries should be consolidated or accounted for under the equity method of accounting;

•	ascertaining and disclosing the appropriate accounting policies, including the effects of non-standard provisions, for revenue recognition related to the Company’s fixed-price service contracts;
•	establishing appropriate cutoff procedures for appropriate revenue and expense recognition.

As described in Note 2 of the Consolidated Financial Statements included in Item 8 of this Annual Report, management determined that an error in accounting for EEI’s investment in GAC resulted in a material misstatement of the Company’s consolidated financial statements reported prior to July 31, 2018.  Management identified deficiencies related to determining the appropriate application of accounting when assessing whether the Company’s investments in subsidiaries should be consolidated or accounted for under the equity method of accounting.  Specifically, the deficiencies relate to its process to review all factors necessary to assess its influence and control over the operations of its subsidiaries, and to assess the proper accounting for its investments in subsidiaries.  The financial statements for the fiscal years ended July 31, 2017 and 2016 have been restated to correct this error.

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

Changes in Internal Control Over Financial Reporting

Other than the material weaknesses previously described and changes to controls and procedures to address material weaknesses identified as of July 31, 2017, no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during fiscal year 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During fiscal year 2018 the Company remediated previously reported material weakness as of July 31, 2017 relating to accounting for income taxes, review controls related to its goodwill assessment model and its financial statement consolidation process.

Remediation of Material Weaknesses

With input from the Audit Committee, management developed, and is in the process of implementing, a remediation plan to address the material weaknesses as of July 31, 2018 noted above.  Specifically, the following controls and procedures will be established or strengthened to address the material weaknesses:

•
We will assess our current accounting staff and identify the need to train existing staff resources regarding technical accounting topics and related disclosure requirements that are pertinent to the Company’s operations, including those relating to consolidation, equity method and revenue recognition standards.  We will also consider adding new staff resources and/or engaging third-party advisors that have adequate expertise and experience with pertinent U.S. GAAP requirements.

•
We will assess our policies and processes to determine controls required to appropriately address technical accounting topics and establish cutoff for recognition of revenues and expenses.  Once determined, we will implement any needed enhancements and/or additional procedures and controls.

•	The design and execution of any new or enhanced controls noted above will be periodically tested by the Company’s Internal Auditor.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

By:	/s/Marshall A. Heinberg	By:	/s/Peter F. Sorci
	Marshall A. Heinberg		Peter F. Sorci
	Acting Principal Executive Officer		Acting Chief Financial Officer

Item 9B. Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The names, ages and positions of the executive officers and Directors of the Company are included in the following table.

Name	Age	Position

Marshall A. Heinberg	62	Chairman of the Board, Director and Executive Chairman
Ronald L. Frank	80	Executive Vice President, Secretary, and Director
Frank B. Silvestro	82	Director
Michael C. Gross	59	Director
Justin C. Jacobs	44	Director
Michael El-Hillow	67	Director
Stephanie W. Abramson	74	Director (until May 2019)
Gerard A. Gallagher III	62	President and Chief Executive Officer (until December 2018)
Fred J. McKosky	65	Senior Vice President, Technical Operations Director
Todd M. Musterait	47	President of United States Operations
JoAnn Shea	54	Chief Administrative Officer
Peter F. Sorci	59	Acting Chief Financial Officer
Cheryl A. Karpowicz	68	Senior Vice President (until March 2019)

Each Director is elected to hold office until the next annual meeting of shareholders and until his or her successor is elected and qualified.  Executive officers are elected annually and serve at the discretion of the Board of Directors.  Specific experience, qualifications, attributes and skills for each Director and executive officer follow.

In September 2018, the Board of Directors appointed Mr. Heinberg, as Executive Chairman, a provisional office presiding over the principal officers of the Corporation responsible for the performance of the Company’s global business in accordance with the Board of Directors’ strategic initiatives.  In furtherance of these initiatives, the Board of Directors also promoted Mr. Musterait, as President of United States Operations to provide focused leadership, development and management of the Company’s domestic operations.

In December 2018, the Company announced that Mr. Gallagher, who had served as the Company’s Chief Executive Officer (“CEO”) since 2015, left the Company.  Mr. Gallagher’s responsibilities for oversight of international operations were assigned to Mr. McKosky, and the remainder of Mr. Gallagher’s duties were assumed by the newly formed Operations Committee, which consists of Mr. Heinberg, Mr. Musterait and Ms. Shea.

Mr. Marshall A. Heinberg was elected as a Director in April 2017.  He was appointed Chairman of the Board of Directors and Chairman of the Governance, Nominating and Compensation Committee in June 2017.  On September 18, 2018, the Board of Directors appointed Mr. Heinberg as Executive Chairman, a provisional office presiding over the principal officers of the Company responsible for the performance of the Company’s global business in accordance with the Board of Directors’ strategic initiatives.  Mr. Heinberg began his investment banking career in 1987 in the Corporate Finance Division of Oppenheimer & Co., Inc., which was acquired by Canadian Imperial Bank of Commerce (“CIBC”) in 1997.  Mr. Heinberg served as Head of the Investment Banking Department and as a Senior Managing Director of Oppenheimer & Co. Inc. from 2008 until July 2012, and as the Head of U.S. Investment Banking at CIBC World Markets from 2001 until 2008.  Mr. Heinberg is the founder and Managing Director of MAH Associates, LLC, which provides strategic advisory and consulting services, a director of Universal Biosensors, a director of Galmed Pharmaceuticals, and serves as a Senior Advisor to Burford Capital.  Mr. Heinberg has a B.S. in Economics from the Wharton School at the University of Pennsylvania and a J.D. from Fordham Law School.  During his career, he has worked on several financing and merger and acquisition transactions with many leading environmental engineering and consulting firms.  His experience managing a professional services business and in various investment banking, capital markets and advisory roles provide valuable experience and perspective to the Board of Directors.

Mr. Ronald L. Frank is a co-founder of the Company and has served at various times as Secretary, Treasurer, Vice President of Finance, Executive Vice President and a Director since its inception in 1970.   He currently serves as Executive Vice President on a part-time basis.  He also continues to serve as a Director of the Company, as Corporation Secretary, and as Chairman of the Pension Review Committee.  Mr. Frank has a B.S. in Engineering and a M.A. in Physics.  With over forty years of work experience in managing the Company and knowledge of its markets and customers, Mr. Frank is uniquely qualified to serve as Director.

Mr. Frank B. Silvestro is a co-founder of the Company and served as a Vice President and Director since its inception in 1970.  In 1986, he became Executive Vice President.  In 2013, he was appointed Chairman of the Board of Directors.  He also serves on the Pension Review Committee.  Mr. Silvestro retired from his positions as Executive Vice President and Chairman of the Board of Directors effective January 1, 2017.  He continues to serve as a Director of the Company and as a contracted consultant to the Company.  Mr. Silvestro has a B.A. in Physics and an M.A. in Biophysics.  With over forty years of work experience in managing the Company and knowledge of its markets and customers, Mr. Silvestro is uniquely qualified to serve as Director.

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

Mr. Michael El-Hillow was elected as a Director in April 2017 and was appointed Chairman of the Audit Committee in June 2017.  Mr. El-Hillow served as Chief Financial Officer of Lignetics, Inc., a manufacturer of heating wood pellets, from March 2018 until April 2019.  He served as Chief Financial Officer of National Technical Systems, Inc., an engineering services company, from 2012 until 2017.  Mr. El-Hillow, a certified public accountant, has over two decades of experience serving as a Chief Financial Officer of public companies, including in technology and engineering environments.  He also has sixteen years’ experience working for Ernst & Young in numerous roles, including Audit Partner.  Mr. El-Hillow holds a B.S. in Accounting from the University of Massachusetts and an MBA from Babson College.  His experience in various senior auditing, accounting and finance roles provides valuable financial expertise and perspective to the Board of Directors.

Ms. Stephanie W. Abramson served as a Director from April 2018 until her death in May 2019, and served on the Audit Committee during her tenure as a Director.  Prior to her passing, Ms. Abramson directed the Business Law Transactions Clinic (from 2010 through May 2019) and Law and Business Experiential Classes (from 2013 through May 2019) at the NYU School of Law.  From May 2011 through May 2013, Ms. Abramson served as Dean of Graduate Professional and Executive Education Programs for NYU Shanghai.  She was a director of National Financial Partners Corp. from 2003 until July 2013. From July 2005 to July 2008, she was an Executive Vice President, General Counsel and Secretary of DoubleClick Inc. and its Chief Privacy Officer.  Ms. Abramson graduated with honors from Harvard University and from New York University School of Law. Her experience as outside and general counsel to financial institutions and publicly traded companies and as a director of a public company provided valuable experience and perspective to the Board.

Mr. Gerard A. Gallagher III served as CEO from 2015 until his departure from the Company in December 2018.  He also served as President of the Company since 2014, and previously served as Senior Vice President of Environmental Sustainability, Vice President and Regional Manager for the Company’s Southern U.S. operations.  At the time of his departure, Mr. Gallagher had been employed by the Company for 36 years.  Mr. Gallagher had a B.A. in Physical Geography.

Mr. Fred J. McKosky was named Technical Operations Director in November 2018.  Mr. McKosky previously served as the Chief Operating Officer from 2014 until November 2018.  He has been employed by the Company for 40 years, and previously served as Senior Vice President of Corporate Operations.  Mr. McKosky has an M.S. in Environmental Engineering and a B.S. in Environmental Science, and is a registered Professional Engineer in the State of New York.

Mr. Todd M. Musterait was named President of United States Operations in September 2018.  Prior to that, Mr. Musterait served as Senior Vice President of Corporate Development from September 2017 to September 2018.  Prior to joining the Company, he served as Vice President and Director of Environment for WSP Global Inc. from 2014 to 2017; Program Manager for HDR from 2013 to 2014; and Director for Rich Products Corporation related to environmental matters from 2010 to 2013.  With 25 years of experience and over a year as an officer of the Company, Mr. Musterait has led U.S. environmental business lines and served on various leadership teams for global integrated consulting environmental and engineering firms. Mr. Musterait holds a Masters of Engineering, Civil Engineering, from Clarkson University and a B.S. in Civil Engineering from the University of New Hampshire.

Ms. JoAnn Shea joined the Company as Chief Administrative Officer in August 2018. Ms. Shea is a certified public accountant in the State of Colorado and she most recently served as Vice President of Finance at CH2M HILL, where she worked for 20 years until December 2017.  During her tenure at CH2M HILL, she served as Acting Chief Financial Officer twice and Chief Accounting Officer for over 15 years.

Mr. Peter F. Sorci was appointed Acting Chief Financial Officer in April 2018.  Mr. Sorci had been the Company’s Corporate Controller since 2013.  During his career, Mr. Sorci has gained extensive experience in management of various finance and accounting functions, including: Senior Audit Manager for HSBC Bank USA, N.A., a financial institution located in Buffalo, New York from 2011 to 2013; Director of External Reporting for MX Energy Holdings Inc., a retail energy company located in Stamford, Connecticut from 2007 to 2011; and Senior Manager of SEC Reporting for HSBC Bank USA, N.A. from 2005 to 2007.  Mr. Sorci also has previous experience as a Controller and in other senior finance roles.

Ms. Cheryl A. Karpowicz was a Senior Vice President from 2011 until her departure from the Company in March 2019.  She was named Senior Vice President of Business Development in 2014.  At the time of her departure, Ms. Karpowicz had been employed by the Company for 40 years and previously led its energy services area.  She had a B.A. in Interdepartmental Studies and is a Certified Planner and member of the American Institute of Certified Planners.

Code of Ethics

The Company has a code of ethics that applies to its principal executive officer, principal financial officer and principal accounting officer, as well as all other employees, directors, officers, subsidiaries, affiliates, consultants, representatives and agents of the Company.  The code of ethics, which the Company calls its Code of Conduct, was last revised and approved by the Board of Directors on June 1, 2017, and is posted on the Company's website at www.ene.com.  If the Company makes any substantive amendments to, or grants a waiver (including an implicit waiver) from, a provision of its code of ethics that applies to its principal executive officer, principal financial officer or principal accounting officer, and that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, the Company will disclose the nature of such amendment or waiver in a current report on Form 8-K.

Board of Directors Leadership, Structure and Risk Oversight

The Board of Directors operates under the leadership of its Chairman.  The Board of Directors may appoint a Director as Executive Chairman as an interim position presiding over the Executive Officers responsible for the performance of the Corporation’s business, as dictated by the overall strategy agreed by EEI’s Board of Directors. EEI believes the current leadership structure provides the appropriate balance of oversight, independence, administration and hands-on involvement in activities of the Board of Directors that are required for the efficient conduct of corporate governance activities.

The Board of Directors has a standing Audit Committee established in accordance with section 3(a)(58)(A) of the Securities Exchange Act and the requirements of Nasdaq.  Messrs. El-Hillow and Gross and Ms. Abramson serve as members of the Audit Committee.  The Board of Directors has designated Mr. El-Hillow as the audit committee financial expert serving on its Audit Committee and as Chairman of the Audit Committee.  Messrs. El-Hillow and Gross and Ms. Abramson are each independent, as that term is used in Item 407(a) (as to Messrs. El-Hillow and Gross and Ms. Abramson) and Item 407(d)(5)(i)(B) (as to just Mr. El-Hillow) of Regulation S-K and Rule 5605(a)(2) of the Nasdaq listing standards.

The Board of Directors is responsible for overseeing the Company’s risk profile and management’s processes for managing risk.  This oversight is conducted primarily through the Audit Committee.  The Audit Committee focuses on financial risks, including those that could arise from accounting and financial reporting processes, as well as review of the overall risk function and senior management’s establishment of appropriate systems and processes for managing areas of material risk to the Company, including, but not limited to, operational, financial, legal, regulatory and strategic risks.

The Board of Directors has a standing Governance, Nominating and Compensation Committee that functions to ensure that the Board of Directors fulfills its legal, ethical and functional responsibilities through adequate corporate and Board governance.  Messrs. Heinberg (Chairman), Jacobs and Gross serve on the Governance, Nominating and Compensation Committee.

The Board of Directors considers nominees for Directors recommended by shareholders.  Shareholders wishing to recommend a director candidate for consideration by the Board of Directors can do so by writing to the Secretary of Ecology and Environment Inc., 368 Pleasant View Drive, Lancaster, New York, 14086.  Nominations must be received not later than the close of business on the 120th day prior to the first anniversary of the previous year’s annual shareholders meeting and not earlier than the close of business on the 180th day prior to the first anniversary of the preceding year’s annual shareholders meeting. In no event shall any adjournment or postponement of an annual meeting or the announcement thereof commence a new time period for the giving of a shareholder’s notice as described above.  Nominations must meet the requirements of Article II, Section 4.A.1. of the Company’s Re-stated By-Laws dated February 25, 2016, as amended September 18, 2018 and May 28, 2019.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires the Company’s Executive Officers and Directors, and persons who beneficially own more than ten percent (10%) of the Company’s stock, to file initial reports of ownership and reports of changes in ownership with the SEC.  Executive Officers, Directors and greater than ten percent (10%) beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on a review of the copies of such forms furnished to the Company and written representations from the Company’s Executive Officers and Directors, the Company believes that during the fiscal year ended July 31, 2018 all Section 16(a) filing requirements applicable to its Executive Officers, Directors and greater than ten percent (10%) beneficial owners were complied with by such persons.

Item 11. Executive Compensation

The Company's Board of Directors has a Governance, Nominating and Compensation Committee, which among other matters, is responsible for providing oversight, and recommendations to the entire Board, regarding executive compensation and equity plans and programs to ensure that its officers and senior staff are compensated in a manner that is consistent with its competitively based annual and long-term performance goals.

The Board of Directors as a whole is responsible for establishing and approving our policies governing the compensation of our executive officers.  The Company provides what it believes is a competitive total compensation package to our executive team through a combination of base salary, cash bonuses, equity plan awards and other broad-based benefit programs.  Our compensation philosophy, policies, and practices with respect to all of the Company’s officers, including the CEO and our three most highly compensated officers as of July 31, 2018, is described below.

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

We do not have a specific policy or target for allocating compensation between short-term and long-term compensation or between cash and non-cash compensation.  Salaries and bonuses of executive officers are reviewed and approved annually by the Board of Directors based primarily upon:

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

Bonuses of executive officers may be in the form of cash, awards of Class A Common Stock, or a combination of both.  The allocation between cash and non-cash compensation of executive officers is considered annually on a discretionary basis by the Board of Directors.

The following table provides a summary of the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended July 31, 2018 and 2017 of those persons who were at July 31, 2018: (i) the Company’s CEO and President; and (ii) the two other most highly compensated executive officers employed at July 31, 2018 with annual salary and bonus for the fiscal year ended July 31, 2018 in excess of $100,000.  In this Annual Report, the three persons named in the table below are referred to as the "Named Executive Officers."

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary	Bonus (1)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation (2)	Total

Gerard A. Gallagher III	2018	$324,000	---	---	---	---	---	$11,165	$335,165
CEO and President	2017	$324,000	$70,000	---	---	---	---	$10,930	$404,930

Ronald L. Frank	2018	$213,960	---	---	---	---	---	$8,631	$222,591
Executive Vice President and Director	2017	$213,960	---	---	---	---	---	$8,822	$222,782

Fred J. McKosky	2018	$220,150	---	---	---	---	---	$9,127	$229,277
Senior Vice President and Technical Operations Director	2017	$220,139	$55,000	---	---	---	---	$9,096	$284,235

(1)	Amounts earned for bonus compensation are determined at the discretion of the Board of Directors.
(2)	Represents group term life insurance premiums and contributions made by the Company to its Defined Contribution Plan on behalf of the Named Executives.

Compensation Pursuant to Plans

Defined Contribution Plan

The Company maintains a Defined Contribution Plan ("the DC Plan") which is qualified under the Internal Revenue Code of 1986, as amended (“the Internal Revenue Code") pursuant to which the Company contributes an amount not in excess of 15% of the aggregate compensation of all employees who participate in the DC Plan.  All employees, including the Named Executives, are eligible to participate in the DC Plan, provided that they have attained age 21 and completed one year of employment with at least 1,000 hours of service.  The amounts contributed to the DC Plan by the Company are allocated to participants based on a ratio of each participant's points to total points of all participants determined as follows: one point per $1,000 of compensation plus two points per year of service completed prior to August 1, 1979, and one point for each year of service completed after August 1, 1979.

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

In October 2016, the Company’s Board of Directors adopted the current supplemental plan, the 2016 Stock Award Plan.  This plan permits awards of up to 200,000 shares of Class A Common Stock until its termination in October 2021.

Outstanding Equity Awards

As of July 31, 2018, the Company has issued 19,033 shares of Class A Common Stock under the 2016 Stock Award Plan, including 7,502 shares that are fully vested and 11,531 shares that will vest upon expiration of certain restrictions regarding transfer of the shares in April 2019.

Director Compensation

Compensation earned by each employee and non-employee director for his or her services during fiscal year 2018 is summarized in the following table.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards	Non-Equity Incentive Plan Compensation Earnings	Nonqualified Deferred Compensation Earnings	All Other Compensation (2)	Total

Marshall A. Heinberg	$55,555	$50,000	---	---	---	---	$105,555
Frank B. Silvestro	$50,000	---	---	---	---	$50,000	$100,000
Ronald L. Frank	---	---	---	---	---	---	---
Gerald A. Strobel (3)	$36,125	---	---	---	---	$29,167	$65,292
Michael C. Gross	$30,000	$20,000	---	---	---	---	$50,000
Michael El-Hillow	$33,843	$24,000	---	---	---	---	$57,843
Justin C. Jacobs	$30,000	$20,000	---	---	---	---	$50,000
Stephanie W. Abramson (3)	$8,325	$20,000	---	---	---	---	$28,325

(1)
In May 2018, the Company issued 4,303 shares of Class A Common Stock to Mr. Heinberg, 2,065 Shares of Class A Common Stock to Mr. El-Hillow, and 1,721 shares of Class A Common Stock to Mr. Gross, Mr. Jacobs, and Ms. Abramson.  These shares will vest upon expiration of certain restrictions regarding transfer of the shares that expire in April 2019.

(2)	Represents compensation paid under a consulting arrangement.
(3)	Mr. Strobel’s tenure as a Director was terminated effective April 18, 2018. Ms. Abramson was elected a Director effective April 18, 2018.

As an employee Director, Mr. Frank did not receive any director compensation during fiscal year 2018.  As non-employees, all other Directors in the table above received director fees during fiscal year 2018.  Messrs. Strobel and Silvestro also earned consulting fees during fiscal year 2018.

In May 2018, the Board of Directors approved, retroactive to April 18, 2018, annual director compensation for the twelve months ending April 17, 2019, as follows:
•	Each non-employee director will receive a base annual director fee of $50,000;
•
Mr. Heinberg will receive additional fees of $65,000 and $10,000 for his roles as Chairman of the Board of Directors and Chairman of the Governance, Nominating and Compensation Committee, respectively.

•	Mr. El-Hillow will receive an additional fee of $10,000 for his role as Chairman of the Audit Committee;
•
Total director fees payable to Messrs. Heinberg, El-Hillow, Jacobs and Gross and Ms. Abramson are payable 60 percent in cash and 40 percent in shares of Class A Common Stock.  In May 2018, the Company issued 1,721 shares of Class A Common Stock to Mr. Gross, Mr. Jacobs, and Ms. Abramson, and 4,303 shares and 2,065 shares of Class A Common Stock to Mr. Heinberg, and Mr. El-Hillow, respectively.  These shares will vest upon expiration of certain restrictions regarding transfer of the shares that expire in April 2019.

•	As an employee Director, Mr. Frank will not receive any compensation for his role as Director;
•
Directors holding more than 100,000 shares of Common Stock (Class A and/or Class B) have the option to decline being paid 40 percent of their director compensation in Common Stock and can choose to take their compensation completely in cash.  Mr. Silvestro elected to take his director compensation completely in cash;

•	Mr. Heinberg will also be included in the Company’s health care program.

In October 2018, the Board of Directors approved an additional fee of $75,000 to be paid to Mr. Heinberg for his newly appointed role as Executive Chairman of the Company, to be paid ratably over a 12 month period beginning in September 2018.  Similar to other fees paid to non-employee directors, this additional fee is payable 60 percent in cash and 40 percent in shares of Class A Common Stock.  Mr. Heinberg will only be paid this additional compensation for those months that he actually serves as Executive Chairman.  In October 2018, the Board of Directors also approved a cash bonus of $65,000 to be paid immediately to Mr. Heinberg.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The number of outstanding shares of Class A Common Stock and Class B Common Stock of the Company beneficially owned by each person known by the Company to be the beneficial owner of more than 5 percent of the then outstanding shares of Common Stock as of March 31, 2019 are summarized in the following table.

	Class A Common Stock		Class B Common Stock
Name and Address (1)	Nature and Amount of Beneficial Ownership (2) (3)	Percent of Class as Adjusted (3)	Nature and Amount of Beneficial Ownership (2) (3)	Percent Of Class

Frank B. Silvestro*	297,052	8.8%	292,052	23.8%
Ronald L. Frank*	233,602	7.1%	196,291	16.0%
Gerald A. Strobel (4)	219,604	6.6%	219,604	17.9%
Gerhard J. Neumaier Testamentary Trust U/A Fourth	97,039	3.0%	97,039	7.9%
Kirsten Shelly	115,558	3.6%	115,558	9.4%
Edward W. Wedbush (5)	188,039	6.1%	---	---
Mill Road Capital II, L.P. (6)(7)	466,389	15.1%	---	---
North Star Investment Management Corporation (8)	285,855	9.3%	---	---
Harbert Discovery Fund, LP (9)	278,009	9.0%	---	---
*See Footnotes in the Security Ownership of Management table below.

(1)
The address for Frank B. Silvestro, Ronald L. Frank and Gerald A. Strobel is c/o Ecology and Environment Inc., 368 Pleasant View Drive, Lancaster, New York 14086, unless otherwise indicated.  The address for the Gerhard J. Neumaier Testamentary Trust U/A Fourth is 248 Mill Road, East Aurora, New York 14052.  The address for Kirsten Shelly is 12 Running Brook Drive, Lancaster, New York 14086.  The address for Edward W. Wedbush is P.O. Box 30014, Los Angeles, CA 90030-0014. The address for Mill Road Capital II, L.P. is 382 Greenwich Avenue, Suite One, Greenwich, CT 06830.  The address for North Star Investment Management Corporation is 20 N. Wacker Drive, Suite 1416, Chicago, Illinois 60606.  The address for Harbert Discovery Fund, LP is 2100 Third Avenue North, Suite 600, Birmingham, AL 35203.

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

(3)
There are 3,088,865 shares of Class A Common Stock issued and outstanding and 1,226,270 shares of Class B Common Stock issued and outstanding as of March 31, 2019.  For each named individual, the percentage in the “Class A Common Stock — Percent of Class as Adjusted” column is based upon the total shares of Class A Common Stock outstanding, plus shares of Class B Common Stock that may be converted at any time by that holder to Class A Common Stock on a per person basis. The shares of Class B Common Stock assumed to be converted to Class A Common Stock for any named individual are not included in the calculation of the percentage of Class A Common Stock beneficially owned by any other named individual.

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
(6)
Includes shares owned by subsidiaries and affiliates of Mill Road Capital II, L.P. (“MRC”) based upon a Form 4 filed on May 18, 2018.  The shares reported are directly held by MRC; see also Footnote (7) below.  Mill Road Capital II GP LLC (the “GP”) is the sole general partner of MRC and has sole authority to vote (or direct the vote of), and to dispose (or direct the disposal) of, these shares on behalf of MRC.  Both Messrs. Thomas E. Lynch and Scott Scharfman are management committee directors of the GP and have shared authority to vote (or direct the vote of), and to dispose (or direct the disposal of), these shares on behalf of the GP.  Each of the subsidiaries and affiliates of MRC listed in the Form 4 filed on May 18, 2018 disclaims beneficial ownership of such shares except to the extent of his or its pecuniary interest therein, if any.

(7)
Includes MRC’s acquisition of an indirect pecuniary interest in 1,721 shares of restricted stock granted by the Company to Mr. Justin Jacobs in accordance with Rule 16b-3(d) as compensation for serving as a member of the Company’s board of directors.  The shares of restricted stock will vest on April 18, 2019.  Pursuant to a pre-existing contractual obligation, Mill Road Capital Management LLC, an affiliate of MRC that does not have Section 13(d) beneficial ownership of any shares of the Company, has the right to receive the economic benefit of the reported shares and, accordingly, Mr. Jacobs has no direct pecuniary interest in such shares.  Each of the subsidiaries and affiliates of MRC listed in the Form 4 filed on May 18, 2018 may be deemed to have an indirect pecuniary interest in the reported shares.  Each of the subsidiaries and affiliates of MRC listed in the Form 4 filed on May 18, 2018 disclaims beneficial ownership of such shares except to the extent of his or its pecuniary interest therein, if any.

(8)	Includes shares owned by North Star Investment Management Corporation based upon a Schedule 13-G filed on January 8, 2018.
(9)	Includes shares owned by Harbert Discovery Fund, LP based upon a Schedule 13-D/A filed on December 18, 2018.

Security Ownership of Management

Beneficial ownership of the Company's Class A Common Stock and Class B Common Stock as of March 31, 2019, by (i) each Director of the Company; (ii) the Named Executive Officers; and (iii) all Directors and officers of the Company as a group are summarized in the following table.

	Class A Common Stock		Class B Common Stock
Name (1)	Nature and Amount of Beneficial Ownership (2) (3)	Percent of Class as Adjusted (4)	Nature and Amount of Beneficial Ownership (2) (3)	Percent of Class

Frank B. Silvestro (7)	297,052	8.8%	292,052	23.8%
Ronald L. Frank (5)(7)	233,602	7.1%	196,291	16.0%
Marshall A. Heinberg	6,857	*	---	---
Michael C. Gross (6)	29,835	1.0%	23,449	1.9%
Justin C. Jacobs (8)	---	---	---	---
Michael El-Hillow	3,821	*	---	---
Stephanie W. Abramson	1,721	*	---	---
Fred J. McKosky	16,515	*	---	---
Gerard A. Gallagher III	12,315	*	4,270	*
Directors and Officers as a Group (13 individuals)	619,002	17.2%	516,809	42.1%

* Less than 1.0%

(1)	The address of each of the above shareholders is c/o Ecology and Environment Inc., 368 Pleasant View Drive, Lancaster, New York 14086.
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

(4)
There are 3,088,865 shares of Class A Common Stock issued and outstanding and 1,226,270 shares of Class B Common Stock issued and outstanding as of March 31, 2019.  For each named individual, the percentage in the “Class A Common Stock — Percent of Class as Adjusted” column is based upon the total shares of Class A Common Stock outstanding, plus shares of Class B Common Stock that may be converted at any time by that holder to Class A Common Stock on a per person basis. The shares of Class B Common Stock assumed to be converted to Class A Common Stock for any named individual are not included in the calculation of the percentage of Class A Common Stock beneficially owned by any other named individual.

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

(7)	Subject to the terms of the Restrictive Agreement. See "Security Ownership of Certain Beneficial Owners-Restrictive Agreement."
(8)
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

Restrictive Agreement

Messrs. Gerhard J. Neumaier (deceased), Frank B. Silvestro, Ronald L. Frank, and Gerald A. Strobel entered into a Stockholders’ Agreement dated May 12, 1970, as amended January 24, 2011, which governs the sale of certain shares of EEI common stock (now classified as Class B Common Stock) owned by them, certain children of those individuals and any such shares subsequently transferred to their spouses and/or children outright or in trust for their benefit upon the demise of a signatory to the Agreement (“Permitted Transferees”).  The Agreement provides that prior to accepting a bona fide offer to purchase some or all of their shares of Class B Common Stock governed by the Agreement, that the selling party must first allow the other signatories to the Agreement (not including any Permitted Transferee) the opportunity to acquire on a pro rata basis, with right of over-allotment, all of such shares covered by the offer on the same terms and conditions proposed by the offer.

Item 13.  Certain Relationships and Related Transactions

Directors Marshall A. Heinberg, Michael El-Hillow, Michael C. Gross, Justin C. Jacobs and Stephanie W. Abramson are independent, as that term is used in Item 407(a) of Regulation S-K and Rule 5605(a)(2) of the Nasdaq listing standards, as described in their relevant business experiences set forth in Item 10 hereof in that none of them is an employee of the Company, nor is there any family relationship of those five individuals to the Company’s other two Directors or any Executive Officer of the Company.

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

The aggregate fees billed by Ernst & Young LLP to the Company for audit and audit-related services related to fiscal years 2018 and 2017 are summarized in the following table.

	Fiscal Year Ended July 31,
	2018	2017
	(in thousands)

Audit fees	$1,172	$445
Audit-related fees	25	24
Total	$1,197	$469

Audit Fees

Audit fees include aggregate fees billed for the audit of the annual financial statements included in this Annual Report, reviews of the financial statements included in the Company's quarterly reports on Form 10-Q, and expenses incurred related to audit services.

Audit-Related Fees

Audit-related fees include aggregate fees billed for services rendered for indirect rate audits.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)	1.	Financial Statements
			Page
		Report of Independent Registered Public Accounting Firm	26
		Consolidated Balance Sheets at July 31, 2018 and 2017 (Restated)	27
		Consolidated Statements of Operations for the fiscal years ended July 31, 2018, 2017 (Restated) and 2016 (Restated)	28
		Consolidated Statements of Comprehensive Income for the fiscal years ended July 31, 2018, 2017 (Restated) and 2016 (Restated)	29
		Consolidated Statements of Cash Flows for the fiscal years ended July 31, 2018, 2017 (Restated) and 2016 (Restated)	30
		Consolidated Statements of Changes in Shareholders’ Equity for the fiscal years ended July 31, 2018, 2017 (Restated) and 2016 (Restated)	31
		Notes to Consolidated Financial Statements	32

	2.	Financial Statement Schedules

		All schedules are omitted because they are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

	3.	Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation (1)
3.2	Certificate of Amendment of Certificate of Incorporation filed on March 23, 1970 (1)
3.3	Certificate of Amendment of Certificate of Incorporation filed on January 19, 1982 (1)
3.4	Certificate of Amendment of Certificate of Incorporation filed on January 29, 1987 (1)
3.5	Certificate of Amendment of Certificate of Incorporation filed on February 10, 1987 (1)
3.6	Certificate of Change under Section 805-A of the Business Corporation Law filed August 18, 1988 (2)
3.7	Re-stated By-Laws dated February 25, 2016 (9)
3.8	Certificate of Amendment of Certificate of Incorporation filed on March 1, 2016 (5)
4.1	Specimen Class A Common Stock Certificate (1)
4.2	Specimen Class B Common Stock Certificates (1)
10.1	Stockholders' Agreement among Gerhard J. Neumaier, Ronald L. Frank, Frank B. Silvestro and Gerald A. Strobel dated May 12, 1970 (1)
10.2	Ecology and Environment Inc. Defined Contribution Plan Agreement dated July 25, 1980 as amended on April 28, 1981 and July 21, 1983 and restated effective August 1, 1984 (1)
10.3	1998 Ecology and Environment Inc. Stock Award Plan and Amendments (3)
10.4	2016 Ecology and Environment Inc. Stock Award Plan (6)
10.5	Amendment No. 1 dated January 24, 2011 to the Stockholders’ Agreement among Gerhard J. Neumaier, Ronald L. Frank, Frank B. Silvestro and Gerald A. Strobel dated May 12, 1970 (4)
14.1	Code of Ethics (7)
21.1	Schedule of Subsidiaries as of July 31, 2018 (8)
23.1	Consent of Independent Registered Public Accounting Firm – Ernst & Young LLP (8)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (8)
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (8)
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (8)
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (8)

Footnotes

(1)	Filed as exhibits to the Company's Registration Statement on Form S-1, as amended by Amendment Nos. 1 and 2, (Registration No. 33-11543), and incorporated herein by reference.
(2)	Filed as exhibits to the Company's Form 10-K for Fiscal Year Ending July 31, 1988, and incorporated herein by reference.
(3)	Filed as exhibits to the Company's Form 10-K for Fiscal Year Ending July 31, 2002, and incorporated herein by reference.
(4)	Filed as exhibits to the Company’s 10-K for the Fiscal Year Ending July 31, 2011, and incorporated herein by reference.
(5)	Filed as exhibits to the Company’s 10-K for the Fiscal Year Ending July 31, 2016, and incorporated herein by reference.
(6)	Filed as Annex B to the Company’s Definitive Proxy Statement (Schedule 14A) dated March 7, 2017, and incorporated herein by reference.
(7)	Filed as an exhibit to the Company’s Form 8-K dated June 1, 2017, and incorporated herein by reference.
(8)	Filed herewith.

Item 16.  Form 10-K Summary

Not Applicable.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECOLOGY AND ENVIRONMENT INC.

Dated: May 31, 2019	/s/ Marshall A. Heinberg
Marshall A. Heinberg
Acting Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Marshall A. Heinberg
Marshall A. Heinberg	Chairman of the Board, Director, Executive Chairman, and Acting Principal Executive Officer	May 31, 2019

/s/ Ronald L. Frank
Ronald L. Frank	Executive Vice President, Secretary and Director	May 31, 2019

/s/ Peter F. Sorci
Peter F. Sorci	Acting Chief Financial Officer and Chief Accounting Officer	May 31, 2019

/s/ Frank B. Silvestro
Frank B. Silvestro	Director	May 31, 2019

/s/ Michael C. Gross
Michael C. Gross	Director	May 31, 2019

/s/ Michael El-Hillow
Michael El-Hillow	Director	May 31, 2019

/s/ Justin C. Jacobs
Justin C. Jacobs	Director	May 31, 2019