Form 10-Q
period 2018-10-27
ECOLOGY & ENVIRONMENT INC
filed 2019-05-31
CIK 809933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. -20549

FORM 10-Q

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 27, 2018
☐
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

At April 30, 2019, 3,110,130 shares of Registrant's Class A Common Stock (par value $.01) and 1,205,005 shares of Registrant’s Class B Common Stock (par value $.01) were outstanding.

EXPLANATORY NOTE REGARDING RESTATEMENTS

As previously disclosed in the Current Report on Form 8-K filed by Ecology and Environment Inc. (“EEI” or the “Company”) with the Securities and Exchange Commission (the “SEC”) on December 12, 2018, the Audit Committee of the Board of Directors (the “Audit Committee”) concluded that the Company’s consolidated financial statements and related reports filed with the SEC for periods ended prior to July 31, 2018 should no longer be relied upon due to errors related to accounting for EEI’s investment in Gestion Ambiental Consultores S.A. (“GAC”) since 1999.  The Company had previously included GAC’s financial statements in consolidated financial statements filed with the SEC prior to July 31, 2018.  In December 2018, the Company determined that, although it had a majority ownership interest in GAC, it did not have a controlling interest in GAC’s operations due to lack of continuous control over the activities of GAC’s board of directors and senior management team.  As a result, the Company’s net investment in GAC should have been accounted for using the equity method of accounting.

The financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2018 included a restated consolidated balance sheet at July 31, 2017, and restated consolidated statements of operations, comprehensive income, cash flows and shareholders’ equity for the fiscal years ended July 31, 2017 and 2016.  This Quarterly Report on Form 10-Q includes restated unaudited condensed consolidated statements of operations, comprehensive income and cash flows for the three months ended October 28, 2017.  In addition, tables related to revenues, operating expenses and income taxes for the quarter ended October 28, 2017 included in Item 2 of this Quarterly Report on Form 10-Q have also been restated.

Collectively, the adjustments necessary to deconsolidate GAC’s unaudited financial statements and correctly account for the Company’s investment in GAC under the equity method of accounting are referred to as the “GAC Deconsolidation Adjustments.”  In addition to the GAC Deconsolidation Adjustments, previously filed financial statements for the quarter ended October 28, 2017 were also adjusted for correction of other errors in the financial statements and disclosures that were deemed to be immaterial on an individual basis and in the aggregate for the quarter (the “Out of Period Adjustments”).  Specific impacts of the GAC Deconsolidation Adjustments and Out of Period Adjustments on various financial statement line items are summarized in Note 2 of the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Internal Controls and Disclosure Controls Considerations

In connection with control deficiencies related to the errors outlined above, and other control deficiencies identified by management, our Acting Principal Executive Officer (the “Acting PEO”) and Acting Chief Financial Officer (the “Acting CFO”) determined that there were deficiencies in our internal control over financial reporting that, in the aggregate, represented material weaknesses at July 31, 2018.  Accordingly, our Acting PEO and Acting CFO have concluded that the Company’s disclosure controls and procedures and internal control over financial reporting were not effective at July 31, 2018.  Refer to Part I, Item 4 of this Quarterly Report on Form 10-Q for a description of the control deficiencies identified by management and management’s plan to remediate those deficiencies.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Ecology and Environment Inc.
Condensed Consolidated Balance Sheets
Unaudited
(amounts in thousands, except share data)

	October 27, 2018	July 31, 2018

Assets

Current assets:
Cash and cash equivalents	$12,628	$13,496
Investment securities available for sale	1,505	1,497
Contract receivables, net	26,741	25,615
Income tax receivable	1,146	1,230
Other current assets	2,561	1,752

Total current assets	44,581	43,590

Property, buildings and equipment, net of accumulated depreciation of $16,999 and $16,799, respectively	3,720	3,870
Deferred income taxes	763	789
Equity method investment	2,118	2,058
Other assets	2,229	2,522

Total assets	$53,411	$52,829

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$6,774	$5,635
Accrued payroll costs	5,445	6,066
Current portion of long-term debt and capital lease obligations	49	54
Customer deposits	3,417	3,191
Other accrued liabilities	1,421	1,382

Total current liabilities	17,106	16,328

Long-term debt and capital lease obligations	44	54
Commitments and contingencies (Note 13)	-	-

Shareholders' equity:
Preferred stock, par value $.01 per share (2,000,000 shares authorized; no shares issued)	-	-
Class A common stock, par value $.01 per share (6,000,000 shares authorized; 3,102,654 and 3,041,911 shares issued, respectively)	31	30
Class B common stock, par value $.01 per share; (10,000,000 shares authorized; 1,291,071 and 1,351,814 shares issued, respectively)	13	14
Capital in excess of par value	17,595	17,558
Retained earnings	20,848	20,973
Accumulated other comprehensive loss	(1,947)	(1,885)
Treasury stock, at cost (Class A common: 13,789 and 15,789 shares, respectively; Class B common: 64,801 shares at both dates)	(884)	(907)

Total Ecology and Environment Inc. shareholders' equity	35,656	35,783
Noncontrolling interests	605	664

Total shareholders' equity	36,261	36,447

Total liabilities and shareholders' equity	$53,411	$52,829

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ecology and Environment Inc.
Condensed Consolidated Statements of Operations
Unaudited
(amounts in thousands, except share data)

	Three Months Ended
	October 27, 2018	October 28, 2017 (Restated)

Gross revenue	$21,752	$26,105

Cost of professional services and other direct operating expenses	8,134	8,618
Subcontract costs	4,574	6,349
Selling, general and administrative expenses	9,200	9,782
Depreciation and amortization	277	260

(Loss) income from operations	(433)	1,096

Income from equity method investment	60	18
Net interest income	54	2
Net foreign exchange gain	23	5
Other income	26	-

(Loss) income before income tax provision	(270)	1,121
Income tax (benefit) provision	(155)	433

Net (loss) income	(115)	688

Net income attributable to noncontrolling interests	(5)	(100)

Net (loss) income attributable to Ecology and Environment Inc.	$(120)	$588

Net (loss) income per common share: basic and diluted	$(0.03)	$0.14

Weighted average common shares outstanding: basic and diluted	4,313,930	4,301,604

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ecology and Environment Inc.
Condensed Consolidated Statements of Comprehensive Income
Unaudited
(amounts in thousands)

	Three Months Ended
	October 27, 2018	October 28, 2017 (Restated)

Net (loss) income including noncontrolling interests	$(115)	$688
Foreign currency translation adjustments	(127)	(14)
Unrealized investment losses, net	-	(3)

Comprehensive (loss) income	(242)	671
Comprehensive loss (income) attributable to noncontrolling interests	55	(94)
Comprehensive (loss) income attributable to Ecology and Environment Inc.	$(187)	$577

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ecology and Environment Inc.
Condensed Consolidated Statements of Cash Flows
Unaudited
(amounts in thousands)

	Three Months Ended
	October 27, 2018	October 28, 2017 (Restated)
Cash flows from operating activities:
Net (loss) income	$(115)	$688
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	277	260
Deferred income tax provision (benefit)	32	(278)
Share based compensation expense	153	47
Gain on sale of assets and investment securities	(1)	-
Net provision for contract adjustments	23	-
Net bad debt (recovery) expense	(19)	28
Changes in:
- contract receivables	(1,204)	2,666
- other current assets	(945)	(508)
- income tax receivable	84	1,244
- equity method investment	(60)	(18)
- other non-current assets	282	14
- accounts payable	1,999	(168)
- accrued payroll costs	(624)	(784)
- income taxes payable	3	(5)
- customer deposits	226	1,002
- other accrued liabilities	43	35
Net cash provided by operating activities	154	4,223

Cash flows from investing activities:
Purchase of property, buildings and equipment	(140)	(100)
Proceeds from sale of property, buildings and equipment	2	-
Purchase of investment securities	(41)	(8)
Net cash used in investing activities	(179)	(108)

Cash flows from financing activities:
Dividends paid	(863)	(860)
Repayment of long-term debt and capital lease obligations	(15)	(239)
Net borrowings (repayments) under lines of credit	1	(162)
Distributions to noncontrolling interests	(4)	(49)
Net cash used in financing activities	(881)	(1,310)

Effect of exchange rate changes on cash and cash equivalents	35	10

Net (decrease) increase in cash, cash equivalents and restricted cash	(871)	2,815
Cash, cash equivalents and restricted cash at beginning of period	13,746	13,135

Cash, cash equivalents and restricted cash at end of period	$12,875	$15,950

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$4	$17
Income taxes	30	13
Supplemental disclosure of non-cash items:
Capital lease obligations incurred	-	33

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ecology and Environment Inc.
Notes to Condensed Consolidated Financial Statements

1.	Organization and Basis of Presentation

Ecology and Environment Inc., (“EEI”) was incorporated in 1970 as a global broad-based environmental consulting firm whose underlying philosophy is to provide professional services worldwide so that sustainable economic and human development may proceed with acceptable impact on the environment.  During the quarter ended October 27, 2018, EEI and its subsidiaries (collectively, the “Company”) included six active wholly-owned and majority-owned operating subsidiaries located in four countries (the United States of America (the “U.S.”), Brazil, Peru, and Ecuador), and one majority-owned equity investment in Chile.  The Company’s staff is comprised of individuals representing numerous scientific, engineering, health, and social disciplines working together in multidisciplinary teams to provide innovative environmental solutions.  The majority of employees hold bachelor’s and/or advanced degrees in such areas as chemical, civil, mechanical, sanitary, soil, structural and transportation engineering, biology, geology, hydrogeology, ecology, urban and regional planning and oceanography.  The Company’s client list includes governments, industries, multinational corporations, organizations, and private companies.

The Company prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).  The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of such information.  All such adjustments are of a normal recurring nature.

Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), including a description of significant accounting policies, have been condensed or omitted pursuant to SEC rules and regulations.  Therefore, these financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2018 filed with the SEC (the “2018 Annual Report”).  Other than new or revised accounting policies resulting from the adoption of new accounting pronouncements described in Note 3 of these condensed consolidated financial statements, the accounting policies followed by the Company for preparation of the consolidated financial statements included in the 2018 Annual Report were also followed for this quarterly report.  The condensed consolidated results of operations for the three months ended October 27, 2018 are not necessarily indicative of the results for any subsequent period or the entire fiscal year ending July 31, 2019.

2.	Restatement of Unaudited Condensed Consolidated Financial Statements

As previously disclosed in the Current Report on Form 8-K filed by the “Company with the SEC on December 12, 2018, the Audit Committee of the Board of Directors (the “Audit Committee”) determined that the Company’s previously issued financial statements for quarterly periods prior to July 31, 2018 can no longer be relied upon due to errors related to accounting for EEI’s investment in Gestion Ambiental Consultores S.A. (“GAC”) since 1999.  The Company intends to prospectively amend financial statements for the quarters ended October 28, 2017, January 27, 2018 and April 28, 2018 when it files its Quarterly Reports on Form 10-Q for the corresponding quarters during the fiscal year ending July 31, 2019.  As a result, the accompanying unaudited condensed consolidated financial statements include restated unaudited condensed consolidated statements of operations, comprehensive income, cash flows and shareholders’ equity for the fiscal quarter ended October 28, 2017.

The Company had previously included GAC’s financial statements in consolidated financial statements filed with the SEC prior to July 31, 2018.  In December 2018, the Company determined that, although it had a majority ownership interest in GAC, it did not have a controlling interest in GAC’s operations due to lack of continuous control over the activities of GAC’s board of directors and senior management team.  As a result, the Company’s net investment in GAC should have been accounted for using the equity method of accounting.

Collectively, the adjustments necessary to deconsolidate GAC’s unaudited financial statements and correctly account for the Company’s investment in GAC under the equity method of accounting are referred to as the “GAC Deconsolidation Adjustments.”  For the quarter ended October 28, 2017, the GAC Deconsolidation Adjustments resulted in decreases of $2.1 million and less than $0.1 million in consolidated gross revenue and income before income tax provision, and had no impact on net income attributable to EEI.

In addition to the GAC Deconsolidation Adjustments, previously filed financial statements for the quarter ended October 28, 2017 were also adjusted for correction of other errors in the financial statements and disclosures that were deemed to be immaterial on an individual basis and in the aggregate for the quarter (the “Out of Period Adjustments”).  For the quarter ended October 28, 2017, the Out of Period Adjustments resulted in increases of $1.1 million of consolidated gross revenue and $0.1 million of consolidated income before income tax provision and net income attributable to EEI.

The “As Previously Reported” amounts in the tables below represent the amounts reported in the Company’s Quarterly Report on Form 10-Q for the quarter year ended October 28, 2017, filed with the SEC on December 12, 2017.

Ecology and Environment Inc.
Condensed Consolidated Statement of Operations
(amounts in thousands, except share data)

	Three Months Ended October 28, 2017
	As Previously Reported	GAC Deconsolidation Adjustments	Out of Period Adjustments	Restated

Gross revenue	$27,082	$(2,112)	$1,135	$26,105

Direct cost of services	9,480	(862)	-	8,618
Subcontract costs	5,729	(459)	1,079	6,349
Selling, general and administrative expenses	10,509	(727)	-	9,782
Depreciation and amortization	270	(10)	-	260

Income from operations	1,094	(54)	56	1,096

Income from equity method investment	-	18	-	18
Net interest income (expense)	(5)	7	-	2
Net foreign exchange (loss) gain	3	2	-	5

Income before income tax provision	1,092	(27)	56	1,121
Income tax provision	444	(12)	1	433

Net income	648	(15)	55	688

(Income) loss attributable to noncontrolling interests	(115)	15	-	(100)

Net income attributable to Ecology and Environment, Inc.	$533	$-	$55	$588

Net income per common share: basic and diluted	$0.12			$0.14

Weignted average common shares outstanding:basic and diluted	4,301,604			4,301,604

Ecology and Environment Inc.
Condensed Consolidated Statement of Comprehensive Income
(amounts in thousands)

	Three Months Ended October 28, 2017
	As Previously Reported	GAC Deconsolidation Adjustments	Out of Period Adjustments	Restated

Net income including noncontrolling interests	$648	$(15)	$55	$688
Foreign currency translation adjustments	29	(43)	-	(14)
Unrealized investment (losses) gains, net	(3)	-	-	(3)

Comprehensive income	674	(58)	55	671
Comprehensive (income) loss attributable to noncontrolling interests	(129)	35	-	(94)

Comprehensive income attributable to EEI	$545	$(23)	$55	$577

Ecology and Environment Inc.
Condensed Consolidated Statement of Cash Flows
(amounts in thousands)

	Three Months Ended October 28, 2017
	As Previously Reported	Impact of GAC Deconsolidation	Other Adjustments	Restated

Cash flows from operating activities:
Net income	$648	$(15)	$55	$688
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	270	(10)	-	260
Provision for deferred income taxes	(21)	(269)	12	(278)
Share based compensation expense	-	-	47	47
Net bad debt expense (recovery)	39	(11)	-	28
Changes in:
- contract receivables	4,470	(489)	(1,315)	2,666
- other current assets	(692)	16	168	(508)
- income tax receivable	969	286	(11)	1,244
- equity method investment	-	(18)	-	(18)
- other non-current assets	20	(9)	3	14
- accounts payable	(1,298)	(8)	1,138	(168)
- accrued payroll costs	(776)	(8)	-	(784)
- income taxes payable	(7)	2	-	(5)
- customer deposits	836	166	-	1,002
- other accrued liabilities	35	-	-	35
Net cash provided by (used in) operating activities	4,493	(367)	97	4,223

Cash flows from investing activities:
Purchase of property, building and equipment	(104)	4	-	(100)
Purchase of investment securities	(8)	-	-	(8)
Net cash (used in) provided by investing activities	(112)	4	-	(108)

Cash flows from financing activities:
Dividends paid	(860)	-	-	(860)
Repayment of debt	(239)	-	-	(239)
Net borrowings (repayment) of lines of credit	(377)	215	-	(162)
Distributions to noncontrolling interests	(49)	-	-	(49)
Net cash (used in) provided by financing activities	(1,525)	215	-	(1,310)

Effect of exchange rate changes on cash and cash equivalents	22	(10)	(2)	10

Net increase (decrease) in cash, cash equivalents and restricted cash	2,878	(158)	95	2,815
Cash, cash equivalents and restricted cash at beginning of period	13,343	(208)	-	13,135

Cash, cash equivalents and restricted cash at end of period	$16,221	$(366)	$95	$15,950

3.	Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) establishes changes to U.S. GAAP in the form of accounting standards updates (“ASUs”) to the FASB Accounting Standards Codification (“ASC”).  The Company considers the applicability and impact of all ASUs when they are issued by FASB.  ASUs listed below were either adopted by the Company during its current fiscal year, or will be adopted as each ASU becomes effective during future reporting periods.  ASUs not listed below were assessed to be not applicable to the Company’s operations or are expected to have minimal impact on the Company’s consolidated financial position or results of operations.

Accounting Pronouncements Adopted During the Three Months Ended October 27, 2018

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”).  ASU 2014-09, as amended by subsequent ASUs that amended and clarified the guidance in ASU 2014-09, forms the basis for FASB ASC Topic 606 (“ASC Topic 606”), which superseded previous authoritative U.S. GAAP guidance regarding revenue recognition.  The Company adopted ASC Topic 606 effective August 1, 2018.  Refer to Note 6 of these condensed consolidated financial statements for additional disclosures regarding the Company’s adoption of ASC Topic 606.

In January 2016, FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”).  The amendments in ASU 2016-01 address certain aspects of recognition, measurement, presentation and disclosure of financial instruments.  In February 2018, FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments – Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities, which clarified certain aspects of the guidance issued in ASU 2016-01.  Under the new guidance, entities are no longer able to classify equity investments as either trading or available for sale (“AFS”) and may no longer recognize unrealized holding gains and losses in other comprehensive income on equity securities that were classified as AFS under previous U.S. GAAP.  The Company adopted the applicable provisions of ASU 2016-01 effective August 1, 2018 by recording a cumulative effect adjustment of less than $0.1 million to beginning retained earnings and beginning accumulated other comprehensive income on the condensed consolidated balance sheets.  The cumulative effect adjustment is also separately reported on the condensed consolidated statements of shareholders’ equity.

In August 2016, FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”).  The amendments included in this update provide guidance regarding eight specific cash flow classification issues that are not specifically addressed in previous U.S. GAAP, only one of which was deemed applicable to the Company’s cash flow reporting.  Issue 6 of ASU 2016-15 requires that reporting entities elect an accounting policy to classify distributions received from equity method investees using one of two possible approaches:

•
the “cumulative earnings approach,” under which, subject to certain limitations, distributions received from equity investees are considered returns on investment and classified as cash inflows from operating activities; or

•
the “nature of the distribution approach,” under which distributions received from equity investees should be classified on the basis of the nature of the activity or activities of the investee that generated the distribution as either a return on investment (classified as a cash inflow from operating activities) or a return of investment (classified as a cash inflow from investing activities).

The Company adopted the provisions of ASU 2016-15 effective August 1, 2018 and elected the “cumulative earnings approach”.  The Company received $0.2 million of dividends from its equity method investee during the three months ended October 27, 2018 that are included in cash flows from operating activities.

Accounting Pronouncements Not Yet Adopted as of October 27, 2018

In March 2016, FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”).  The main difference between previous U.S. GAAP and ASU 2016-02, as amended by subsequent ASUs, is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP.  ASU 2016-02 provides specific guidance for determining whether a contractual arrangement contains a lease, lease classification by lessees and lessors, initial and subsequent measurement of leases by lessees and lessors, sale and leaseback transactions, transition, and financial statement disclosures.  ASU 2016-02 requires entities to use a modified retrospective approach to apply its guidance and includes a number of optional practical expedients that entities may elect to apply.  ASU 2016-02 will be effective for the Company beginning August 1, 2019.  Management is currently assessing the provisions of ASU 2016-02.  The Company anticipates that adoption of ASU 2016-02 will result in the addition of material right-of-use assets and lease liabilities to the Company’s consolidated balance sheet in addition to expanding required disclosures.  Management has not yet estimated the impact of ASU 2016-02 on the Company’s consolidated statements of operations and cash flows.

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

4.	Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash are summarized in the following table.

	October 27, 2018	July 31, 2018
	(in thousands)

Cash and cash equivalents	$12,628	$13,496
Restricted cash included in other assets	247	250
Total cash, cash equivalents and restricted cash	$12,875	$13,746

The Company considers all liquid instruments purchased with a maturity of three months or less to be cash equivalents.  Money market funds of $0.6 million and $0.4 million were included in cash and cash equivalents at October 27, 2018 and July 31, 2018, respectively.  Restricted cash included in other assets represents collateral for pending litigation matters in Brazil that are not expected to be resolved within one year from the balance sheet date.

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

The Company monitors the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy.  Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another.  In such instances, the Company reports the transfer as of the beginning of the reporting period.   There were no transfers in or out of levels 1, 2 or 3, respectively during the three months ended October 27, 2018 or the fiscal year ended July 31, 2018.

The carrying amount of cash, cash equivalents and restricted cash approximated fair value at October 27, 2018 and July 31, 2018.  These assets were classified as level 1 instruments at both dates.

Investment securities available for sale of $1.5 million at October 27, 2018 and July 31, 2018 primarily included mutual funds invested in U.S. municipal bonds, which the Company may immediately redeem without prior notice.  These mutual funds are valued at the net asset value (“NAV”) of shares held by the Company at period end as a practical expedient to estimate fair value.  These mutual funds are deemed to be actively traded, are required to publish their daily NAV and are required to transact at that price.

Prior to August 1, 2018, unrealized gains or losses related to investment securities available for sale were recorded in the consolidated balance sheets and statements of comprehensive income.  Subsequent to adoption of ASU 2016-01 effective August 1, 2018 (refer to Note 3 of these condensed consolidated financial statements), unrealized gains or losses related to investment securities available for sale are recorded in the consolidated statements of operations.  The cost basis of securities sold is based on the specific identification method.  The Company did not record any sales of investment securities during the six months ended January 26, 2019 and January 27, 2018.

Long-term debt consists of bank loans and capitalized equipment leases.  Lines of credit consist of borrowings for working capital requirements.  Based on the relative immateriality of consolidated debt and line of credit borrowings, management believes that the carrying amount of these liabilities approximated fair value at October 27, 2018 and July 31, 2018.  These liabilities were classified as level 2 instruments at both dates.

There were no financial instruments classified as level 3 at October 27, 2018 and July 31, 2018.

6.	Revenue and Contract Receivables, net

Adoption of ASC Topic 606

The Company adopted ASC Topic 606 effective August 1, 2019.  Gross revenue for reporting periods beginning after July 31, 2018 is recognized under ASC Topic 606.  Gross revenue for previous reporting periods was recognized in accordance with historic accounting under U.S. GAAP, as summarized in revenue recognition policies included in the Company’s 2018 Annual Report.

The Company adopted ASC Topic 606 using the modified retrospective method.  As a practical expedient allowed under ASC Topic 606, the Company applied the new guidance only to contracts that were not completed as of the date of initial application.  The Company did not record any cumulative effect adjustment to retained earnings as of August 1, 2019 and did not record any material adjustment to gross revenue for the three months ended October 27, 2018 as a result of applying the guidance in ASC Topic 606.

Revenue Recognition under ASC Topic 606

The Company recognizes substantially all of its revenue from the sale of labor hours under environmental consulting contracts.  Revenue reflected in the Company's consolidated statements of operations represents services rendered for which the Company maintains a primary contractual relationship with its customers.  Included in revenue are certain services outside the Company's normal operations that the Company has elected to subcontract to other contractors.

In accordance with ASC Topic 606, the Company identifies a contract with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to each performance obligation in the contract and recognizes revenue when (or as) the Company satisfies a performance obligation.  The Company recognizes the vast majority of its contractual revenue over time, as services are rendered and performance obligations are satisfied, because of the continuous transfer of control to the customer, and because the Company generally maintains the right to remuneration for efforts already expended under its contracts even if a customer terminates the contract. The Company's contracts with customers generally include payment terms that range from 30-90 days from the billing date.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account for revenue recognition.  The Company allocates a contract’s transaction price to each distinct performance obligation and recognizes revenue when, or as, the performance obligation is satisfied.  Predominantly, the Company’s contracts have a single performance obligation because the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts.

The Company performs its consulting work under a mix of time and materials, fixed price and cost-plus contracts.  The Company accounts for time and material contracts over the period of performance, predominately based on labor hours incurred.  Under these types of contracts, there is no predetermined fee.  Instead, the Company negotiates hourly billing rates and charges the clients based upon actual hours expended on a project.  In addition, any direct project expenditures are passed through to the client and are typically reimbursed.  Time and materials contracts may contain “not to exceed” provisions that effectively cap the amount of revenue that the Company can bill to the client.  In order to record revenue that exceeds the billing cap, the Company must obtain approval from the client for expanded scope or increased pricing.

The Company recognizes revenue under fixed price contracts using the proportional performance method, under which progress is determined based on the ratio of efforts expended to date in proportion to total efforts expected to be expended over the life of a contract.  The proportional performance method requires the use of estimates and judgment regarding a project’s expected revenue and the extent of progress towards completion.  The Company makes periodic estimates of progress towards project completion by analyzing efforts expended to date, plus an estimate of the amount of efforts to expend that we expect to incur until the completion of the project.  Revenue is then calculated on a cumulative basis (project-to-date) as the proportion of efforts-expended.  The revenue for the current period is calculated as cumulative revenue less project revenue already recognized.  If an estimate of efforts expended at completion on any contract indicates that a loss will be incurred, the entire estimated loss is charged to operations in the period the loss becomes evident.

Cost-plus contracts provide for payment of allowable incurred costs, to the extent prescribed in the contract, plus fees that we record as revenue.  These contracts establish an estimate of total cost and an invoicing ceiling that the contractor may not exceed without the approval of the client.  Revenue earned from cost-plus contracts is recognized over the period of performance.

Substantially all of the Company's cost-plus contracts are with federal governmental agencies and, as such, are subject to audits after contract completion.  Government audits have been completed and final rates have been negotiated through fiscal year 2014.  The Company recorded an allowance for potential disallowances resulting from government audits of $0.7 million in other accrued liabilities at October 27, 2018 and July 31, 2018.  Adjustments to allowances for project disallowances are recorded as adjustments to revenue when the amounts are estimable.  Resolution of these amounts is dependent upon the results of government audits and other formal contract closeout procedures.

Contract modifications are common in the performance the Company’s contracts, and typically result from changes in scope, specifications, design, performance, sites, or period of completion.  In most cases, contract modifications are for services that are not distinct, and, therefore, are accounted for as part of the existing contract.  Revenue is recognized on contract modifications when it is probable that the modification will be approved and the amount can be reasonably estimated.

Cost of professional services and other direct operating expenses, which includes employee labor and fringe expenses and out of pocket expenses such as travel, meals and field supplies, represent costs incurred in connection with revenue recognized under client contracts. Sales and cost of sales recognized by the Company’s South American operations exclude value added tax (VAT) assessments by governmental authorities, which the Company collects from its customers and remits to governmental authorities.

The Company expenses all bid and proposal and other pre-contract costs as incurred.

Contract Receivables, net and Contract Assets

Contract receivables, net are summarized in the following table.

	October 27, 2018	July 31, 2018
	(in thousands)
Contract Receivables:
Billed	$12,068	$12,905
Unbilled	15,973	13,994
Total contract receivables	28,041	26,899
Allowance for doubtful accounts	(1,300)	(1,284)
Contract receivables, net	$26,741	$25,615

Billed contract receivables represent amounts billed to clients in accordance with contracted terms but not collected as of the end of the reporting period.  Billed contract receivables may include: (i) amounts billed for revenue from efforts expended and fees that have been earned in accordance with contractual terms; and (ii) progress billings in accordance with contractual terms that include revenue not yet earned as of the end of the reporting period.  The Company anticipates that substantially all billed contract receivables will be collected over the next twelve months.  Billed contract receivables included contractual retainage balances of $0.8 million and $1.4 million at October 27, 2018 and July 31, 2018, respectively.

Unbilled contract receivables, which represent an unconditional right to payment subject only to the passage of time, represent amounts billable to clients in accordance with contracted terms that have not been billed as of the end of the reporting period.  Unbilled contract receivables that are not expected to be billed and collected within one year from the balance sheet date are reported in other assets on the condensed consolidated balance sheets.

The Company reduces contract receivables by recording an allowance for doubtful accounts to account for the estimated impact of collection issues resulting from a client’s inability or unwillingness to pay valid obligations to the Company.  The resulting provision for doubtful accounts is recorded within selling, general and administrative expenses on the condensed consolidated statements of operations.

The Company may record contract assets for the right to receive consideration from customers when that right is conditional based on future performance under a contract.  Contract assets are transferred to billed contract receivables when the right to consideration becomes unconditional.  The Company did not record any contract assets at October 27, 2018 or July 31, 2018.

At October 27, 2018 and July 31, 2018, management identified $0.4 million and $0.5 million, respectively, of contract receivables, net of related allowance for doubtful accounts, which are not expected to be collected within one year.  These receivable balances are included in other assets on the accompanying consolidated balance sheets.

Allowance for Doubtful Accounts

Activity within the allowance for doubtful accounts is summarized in the following table.

	Three Months Ended
	October 27, 2018	October 28, 2017 (Restated)
	(in thousands)

Balance at beginning of period	$1,284	$2,044
Provision for doubtful accounts during the period	27	33
Write-offs and recoveries of allowance recorded in prior periods	(11)	(44)
Balance at end of period	$1,300	$2,033

Contract Receivable Concentrations

Contract receivables and the allowance for doubtful accounts are summarized in the following table.

	October 27, 2018		July 31, 2018
	Total Billed and Unbilled Contract Receivables	Allowance for Doubtful Accounts	Total Billed and Unbilled Contract Receivables	Allowance for Doubtful Accounts
	(in thousands)

U.S. operations	$22,915	$581	$21,580	$569
South American operations	5,126	719	5,319	715
Totals	$28,041	$1,300	$26,899	$1,284

The allowance for doubtful accounts for the Company’s South American operations represented 14% and 13% of related contract receivables at October 27, 2018 and July 31, 2018, respectively, compared to 3% at both dates for the Company’s U.S. operations.  Unstable local economies that adversely impacted certain of our South American clients in recent years demonstrated signs of stabilizing during fiscal year 2018.  Management continues to monitor trends and events that may adversely impact the realizability of recorded receivables from our South American clients.

Disaggregation of Revenues

The following table provides a summary of the Company’s gross revenue, disaggregated by operating segment and contract type.

	Three Months Ended
	October 27, 2018	October 28, 2017 (Restated)
Gross revenue from time and materials contracts:
U.S. operations	$9,257	$9,951
South American operations	---	---
Total	$9,267	$9,951

Gross revenue from fixed price contracts:
U.S. operations	$3,612	$4,330
South American operations	3,741	5,270
Total	$7,353	$9,600

Gross revenue from cost-plus contracts:
U.S. operations	$5,142	$6,554
South American operations	---	---
Total	$5,142	$6,554

Gross revenue from all contracts:
U.S. operations	$18,011	$20,835
South American operations	3,741	5,270
Consolidated gross revenue	$21,752	$26,105

Customer Deposits

Customer deposits represent cash advances received from customers to be applied to future services.

Remaining Performance Obligations

The Company’s remaining performance obligations under its current contracts, also known as firm backlog, represent a measure of the total dollar value of work be performed on contracts that are awarded, funded and in progress. The Company had approximately $67.6 million in remaining performance obligations as of October 27, 2018, of which it expects to recognize $56.0 million (83%) within the next twelve months.

The projects included in firm backlog are subject to cancellations, scope adjustments, foreign exchange fluctuations and project deferrals that may affect the volume or expected timing of revenue recognition.  A significant portion of the Company’s revenue is generated from projects awarded under master service agreements with clients.  In these instances, only the current unfinished projects are included in our backlog.

7.	Variable Interest Entities and Equity Method Investment

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

As of October 27, 2018 and July 31, 2018, the Company consolidated one majority owned subsidiary that was deemed to be a VIE.  The financial position of this VIE as of October 27, 2018 and July 31, 2018 is summarized in the following table.

	October 27, 2018	July 31, 2018
	(in thousands)

Current assets	$2,580	$2,359
Noncurrent assets	682	878
Total assets	$3,262	$3,237

Current liabilities	$5,279	$5,408
Noncurrent liabilities	27	32
Total liabilities	5,306	5,440
Total Ecology and Environment Inc. shareholder’s equity	(937)	(1,051)
Noncontrolling interests shareholders’ equity	(1,107)	(1,152)
Total shareholders’ equity	(2,044)	(2,203)
Total liabilities and shareholders’ equity	$3,262	$3,237

Total gross revenue of the consolidated VIE was $2.4 million for the three months ended October 27, 2018 and October 28, 2017.  With the exception of restricted cash of $0.2 million and $0.3 million included in noncurrent assets at October 27, 2018 and July 31, 2018, respectively (refer to Note 4), all assets of the VIE were available for the general operations of the VIE.

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

The Company’s equity method investment in GAC had a carrying value of $2.1 million at October 27, 2018 and July 31, 2018.  The Company’s ownership percentage was 55.1% at both dates.  The equity method investment in GAC is included within the Company’s South American operating segment.  Activity recorded for the Company’s equity method investment during the three months ended October 27, 2018 and October 28, 2017 is summarized in the following table.

	Three Months Ended
	October 27, 2018	October 28, 2017 (Restated)
	(in thousands)
Equity investment carrying value at beginning of period	$2,058	$1,464
GAC net income attributable to EEI	60	18
Equity investment carrying value at end of period	$2,118	$1,482

GAC’s financial position as of October 27, 2018 and July 31, 2018 is summarized in the following table.

	October 27, 2018	July 31, 2018
	(in thousands)

Current assets	$5,469	$5,713
Noncurrent assets	348	501
Total assets	$5,817	$6,214

Current liabilities	$2,113	$2,620
Noncurrent liabilities	928	593
Total liabilities	3,041	3,213
Total Ecology and Environment Inc. shareholder’s equity	1,658	1,678
Noncontrolling interests shareholders’ equity	1,118	1,323
Total shareholders’ equity	2,776	3,001
Total liabilities and shareholders’ equity	$5,817	$6,214

The results of GAC’s operations for the three months ended October 27, 2018 and October 28, 2017 are summarized in the following table.

	Three Months Ended
	October 27, 2018	October 28, 2017
	(in thousands)

Gross revenue	$2,852	$2,113
Direct cost of services and subcontract costs	1,974	1,321
Income from operations	157	54
Net income	109	33
Net income attributable to EEI	60	18

8.	Lines of Credit

Unsecured lines of credit are summarized in the following table.

	October 27, 2018	July 31, 2018
	(in thousands)

Outstanding letters of credit	$1,482	$1,668
Remaining amounts available under lines of credit	34,118	36,832
Total approved unsecured lines of credit	$35,600	$38,500

The Company’s U.S. operations are supported by two line of credit arrangements:
•
$19.0 million available line of credit at October 27, 2018; no outstanding cash advances as of October 27, 2018 or July 31, 2018; letters of credit of less than $0.1 million were outstanding at October 27, 2018 and July 31, 2018; interest rate on cash advances is based on LIBOR plus 275 basis points; and

•
$13.5 million available line of credit at October 27, 2018; no outstanding cash advances as of October 27, 2018 or July 31, 2018; letters of credit of less than $0.1 million were outstanding at October 27, 2018 and July 31, 2018; interest rate on cash advances is based on LIBOR plus 200 basis points.

The Company’s South American operations are supported by two line of credit arrangements:
•
$2.0 million available line of credit to support operations in Peru; no outstanding cash advances as of October 27, 2018 or July 31, 2018; letters of credit of $0.8 million and $1.0 million were outstanding at October 27, 2018 and July 31, 2018, respectively; interest rate on cash advances is affirmed or negotiated annually; and

•
$1.1 million available line of credit to support operations in Brazil; no outstanding cash advances as of October 27, 2018 or July 31, 2018, respectively; letters of credit of $0.6 million were outstanding at October 27, 2018 and July 31, 2018; interest rate on cash advances is based on a Brazilian government economic index.

9.	Income Taxes

During interim reporting periods, the effective tax rate may be impacted by changes in the mix of forecasted income from the U.S. and foreign jurisdictions where the Company operates, by changes in tax rates within those jurisdictions, or by significant unusual or infrequent items that could change assumptions used in the calculation of the income tax provision.

The estimated effective tax rate was 57.4% and 38.6% for the three months ended October 27, 2018 and October 28, 2017, respectively.    On December 22, 2017, the U.S. government enacted comprehensive tax legislation referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly revised U.S. corporate income tax regulations including, among other things, lowering U.S. corporate income tax rates (from 34% for the three months ended October 28, 2017 to 21% for the three months ended October 27, 2018) and implementing a territorial tax system.  As a result, pretax income from U.S. operations for the three months ended October 27, 2018 was taxed at that reduced rate.  However, the pretax income from the Company’s foreign operations, mainly in South America, are now taxed at a rate higher than the U.S. statutory rate, which increased the overall effective tax rate.  Additionally, with the small amount of worldwide pretax income for the three months ended October 27, 2018, permanent tax adjustments from foreign operations resulted in a significant increase in the estimated effective tax rate.

10.	Shareholders' Equity

The following table provides a reconciliation of the changes in consolidated shareholders’ equity for the three months ended October 27, 2018.

	Three Months Ended October 27, 2018
	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Accumulated Income (Loss)	Treasury Stock	Noncontrolling Interests

Balance at July 31, 2018	$30	$14	$17,558	$20,973	$(1,885)	$(907)	$664
Cumulative effect of adoption of ASU 2016-01	-	-	-	(5)	5	-	-
Balance at July 31, 2018 (Adjusted)	30	14	17,558	20,968	(1,880)	(907)	664

Net (loss) income	-	-	-	(120)	-	-	5
Foreign currency translation adjustment	-	-	-	-	(67)	-	(60)
Conversion of Class B common stock to Class A common stock	1	(1)	-	-	-	-	-
Issuance of stock under stock award plan	-	-	4	-	-	23	-
Share-based compensation expense	-	-	33	-	-	-	-
Distributions to noncontrolling interests	-	-	-	-	-	-	(4)

Balance at October 27, 2018	$31	$13	$17,595	$20,848	$(1,947)	$(884)	$605

The following table provides a reconciliation of the changes in consolidated shareholders’ equity, as restated for the GAC Deconsolidation Adjustments and Out of Period Adjustments described in Note 2, for the three months ended October 28, 2017.

	Three Months Ended October 28, 2017
	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Accumulated Income (Loss)	Treasury Stock	Noncontrolling Interests

Balance at July 31, 2017 (Restated)	$30	$14	$17,570	$23,005	$(1,795)	$(1,037)	$947

Net income	-	-	-	588	-	-	100
Foreign currency translation adjustment	-	-	-	-	(8)	-	(6)
Unrealized investment losses, net	-	-	-	-	(3)	-	-
Share-based compensation expense	-	-	47	-	-	-	-
Distributions to noncontrolling interests	-	-	-	-	-	-	(49)

Balance at October 28, 2017 (Restated)	$30	$14	$17,617	$23,593	$(1,806)	$(1,037)	$992

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

Restrictive Shareholder Agreement

Messrs. Gerhard J. Neumaier (deceased), Frank B. Silvestro, Ronald L. Frank, and Gerald A. Strobel entered into a Stockholders’ Agreement dated May 12, 1970, as amended January 24, 2011, which governs the sale of certain shares of EEI.s common stock (now classified as Class B Common Stock) owned by them, certain children of those individuals and any such shares subsequently transferred to their spouses and/or children outright or in trust for their benefit upon the demise of a signatory to the Agreement (“Permitted Transferees”).  The Agreement provides that prior to accepting a bona fide offer to purchase some or all of their shares of Class B Common Stock governed by the Agreement, that the selling party must first allow the other signatories to the Agreement (not including any Permitted Transferee) the opportunity to acquire on a pro rata basis, with right of over-allotment, all of such shares covered by the offer on the same terms and conditions proposed by the offer.

Cash Dividends

The Company paid $0.9 million of cash dividends during the three months ended October 27, 2018 and October 28, 2017 that were declared and accrued in prior periods.

Stock Repurchase Plan

In August 2010, the Company’s Board of Directors approved a program for repurchase of 200,000 shares of Class A common stock (the “Stock Repurchase Program”).  As of October 27, 2018, the Company repurchased 122,918 shares of Class A stock, and 77,082 shares had yet to be repurchased under the Stock Repurchase Program.  The Company did not acquire any Class A shares under the Stock Repurchase Program during the three months ended October 27, 2018 or October 28, 2017.

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

The Company considers acquiring additional interests in majority owned subsidiaries when noncontrolling shareholders express their intent to sell their interests.  The Company settles and records acquisitions of noncontrolling interests at amounts that approximate fair value.  Purchases of noncontrolling interests are recorded as reductions of shareholders’ equity on the condensed consolidated statements of shareholders’ equity.  The Company did not acquire additional interest in any of its majority-owned subsidiaries during the three months ended October 27, 2018 or October 28, 2017.

As of July 31, 2018, the Company held an 87.88% ownership interest in Lowham-Walsh Engineering & Environment Services, LLC (“Lowham”).  In November 2018, the Company purchased all remaining noncontrolling interest in Lowham for less than $0.1 million, thereby increasing its ownership interest in Lowham to 100%.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are summarized in the following table.

	October 27, 2018	July 31, 2018
	(in thousands)

Unrealized net foreign currency translation losses	$(1,947)	$(1,880)
Unrealized net investment (losses) gains on available for sale investments	---	(5)
Total accumulated other comprehensive loss	$(1,947)	$(1,885)

11.	Earnings Per Share

The Company calculates basic and diluted earnings per share by dividing the net income attributable to Ecology and Environment Inc. common shareholders by the weighted average number of common shares outstanding for the period.  After consideration of all the rights and privileges of the Class A and Class B stockholders summarized in Note 10, in particular the right of the holders of the Class B common stock to elect no less than 75% of the Board of Directors making it highly unlikely that the Company will pay a dividend on Class A common stock in excess of Class B common stock, the Company allocates undistributed earnings between the two classes of stock on a one-to-one basis when computing earnings per share.  As a result, basic and fully diluted earnings per Class A and Class B share are equal amounts.

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

	Three Months Ended
	October 27, 2018		October 28, 2017 (Restated)
	(in thousands, except share and per share amounts)

Net income attributable to Ecology and Environment Inc.		$(120)		$588
Dividends declared		---		---
Balance at end of period		$(120)		$588

Weighted-average common shares outstanding - basic and diluted		4,313,930		4,301,604

Distributed earnings per share - basic and diluted	$	---	$	---
Undistributed (losses) earnings per share - basic and diluted		(0.03)		0.14
Net income per common share - basic and diluted		$(0.03)		$0.14

12.	Segment Reporting

Management generally assesses operating performance and makes strategic decisions based on the geographic regions in which the Company does business.  The Company reports separate operating segment information for its U.S. and South American operations.  Gross revenue, net income (loss) attributable to EEI and total assets by operating segment are summarized in the following tables.

	Three Months Ended
	October 27, 2018	October 28, 2017 (Restated)
	(in thousands)

Gross revenue:
U.S. operations	$18,011	$20,835
South American operations	3,741	5,270
Total	$21,752	$26,105

Net income (loss) attributable to EEI:
U.S. operations (a)	$(107)	$306
South American operations (b)	(13)	282
Total	$(120)	$588

(a)	Includes depreciation and amortization expense of $0.2 million for the three months ended October 27, 2018 and October 28, 2017.
(b)	Includes depreciation and amortization expense of $0.1 million for the three months ended October 27, 2018 and October 28, 2017.

	October 27, 2018	July 31, 2018
	(in thousands)

Total assets:
U.S. operations	$44,485	$43,823
South American operations	8,926	9,006
Total	$53,411	$52,829

Gross revenue from U.S. federal government contracts was $3.1 million and $4.0 million for the quarters ended October 27, 2018 and October 28, 2017, respectively.

13.	Commitments and Contingencies

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

E&E Brazil has filed court claims appealing the administrative decisions of the Institute for E&E Brazil’s employees that: (a) deny the jurisdiction of the Institute; (b) state that the Notice of Infraction is constitutionally vague; and (c) affirmatively state that E&E Brazil had obtained the necessary permits for the surveys and collections of specimens under applicable Brazilian regulations and that the protected conservation area is not clearly marked to show its boundaries.  The claim of violations against one of the four employees was dismissed.  The remaining three employees have fines assessed against them that are being appealed through the federal courts. Violations against E&E Brazil are pending agency determination.  At October 27, 2018, the Company recorded a reserve of approximately $0.4 million in other accrued liabilities related to these claims.

14.	Subsequent Events

Staff Reduction Programs

In December 2018, the Company began to notify affected employees of a voluntary retirement program. In February 2019, the Company began to notify affected employees of an involuntary separation program. These programs (collectively, the “Staff Reduction Programs”) are being implemented in connection with a corporate restructuring plan.  Company management anticipates that the combined effect of the Staff Reduction Programs and other expense reduction initiatives will result in annual pre-tax cost savings of greater than $6.0 million.  These activities are expected to result in pre-tax charges and cash expenditures of approximately $1.0 million during the fiscal year ending July 31, 2019, consisting primarily of employee severance and termination benefits.  These initiatives were substantially completed by April 30, 2019 and are expected to be completed by July 31, 2019.

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

References in this Quarterly Report on Form 10-Q (the “Quarterly Report”) to “EEI” refer to Ecology and Environment Inc., a New York corporation.  References to “the Company,” “we,” “us,” “our,” or similar terms refer to EEI together with its consolidated subsidiaries.

Executive Overview

Management generally assesses operating performance and makes strategic decisions based on the geographic regions in which we do business.  We report separate operating segment information for our United States (“U.S.”) and South American operations.  Our active subsidiaries during the quarter ended October 27, 2018 are listed in the following table.

Name	Percentage of Subsidiary Capital Stock Owned by the Company	Operating Segment

Consolidated Subsidiaries:
Ecology & Environment Engineering, Inc.	100.00%	United States
Walsh Environmental, LLC	100.00%	United States
Gustavson Associates, LLC	83.60%	United States
Walsh Peru, S.A. Ingenieros y Cientificos Consultores (“Walsh Peru”)	74.78%	South America
ecology and environment do brasil Ltda. (“E&E Brazil”)	72.00%	South America
Servicios Ambientales Walsh, S.A. (“Walsh Ecuador”) (a)	51.00%	South America

Majority-Owned Equity Investment:
Gestión Ambiental Consultores S.A. (“GAC”) (b)	55.10%	South America

(a)	The Company’s investment in Walsh Ecuador was sold to minority shareholders effective February 1, 2019
(b)
EEI’s equity investment in GAC is reported as an “equity method investment” on the consolidated balance sheets, and as a component of the South American operating segment.  EEI’s share of GAC’s earnings is reported as “income from equity method investment” on the consolidated statements of operations.

The following table includes selected financial information by operating segment for the three months ended October 27, 2018 and October 28, 2017 (the first quarters of fiscal years 2019 and 2018, respectively).  Refer to “Results of Operations” below for additional commentary regarding the Company’s revenues and expenses for these reporting periods.

	Three Months Ended
	October 27, 2018	October 28, 2017 (Restated)	$ Change	% Change
		($ in thousands)
U.S. operations:
Gross revenue	$18,011	$20,835	$(2,824)	(14)%
Gross revenue less subcontract costs	14,200	16,188	(1,988)	(12)%
Direct cost of professional services and other direct operating expenses	6,496	7,016	(520)	(7)%
Gross margin	7,704	9,172	(1,468)	(16)%
Selling, general and administrative expenses	7,836	8,312	(476)	(6)%

South American operations:
Gross revenue	$3,741	$5,270	$(1,529)	(29)%
Gross revenue less subcontract costs	2,978	3,568	(590)	(17)%
Direct cost of professional services and other direct operating expenses	1,638	1,602	36	2%
Gross margin	1,340	1,966	(626)	(32)%
Selling, general and administrative expenses	1,364	1,470	(106)	(7)%
Income from equity method investment	60	18	42	233%

Consolidated totals:
Gross revenue	$21,752	$26,105	$(4,353)	(17)%
Gross revenue less subcontract costs	17,178	19,756	(2,578)	(13)%
Direct cost of professional services and other direct operating expenses	8,134	8,618	(484)	(6)%
Gross margin	9,044	11,138	(2,094)	(19)%
Selling, general and administrative expenses	9,200	9,782	(582)	(6)%
Income from equity method investment	60	18	42	233%

We reported a consolidated net loss of $0.1 million ($0.03 per share) for the quarter ended October 27, 2018, compared with net income of $0.6 million ($0.13 per share) for the first quarter of the prior fiscal year.  Net (loss) income by operating segment is summarized in the following table.

Net income (loss) attributable to EEI:
U.S. operations (a)	$(107)	$306
South American operations (b)	(13)	282
Total	$(120)	$588

Gross margin represents gross revenue less subcontract costs and direct cost of services.  As a percentage of gross revenue, the consolidated gross margin percentage of 41.6% for the first quarter of fiscal year 2019 decreased slightly from the first quarter of the prior year, as current period decreases in gross revenue (as a percentage of prior year gross revenue) exceeded decreases in project related expenses in both our U.S. and South American operating segments.

Results of Operations

Gross Revenue and Gross Revenue less Subcontract Costs

Gross revenue by contract type is summarized in the following table.

	Three Months Ended
	October 27, 2018	October 28, 2017 (Restated)
	(in thousands)

Time and materials	$9,267	$9,931
Fixed price	7,343	9,620
Cost-plus	5,142	6,554
Consolidated gross revenue	$21,752	$26,105

Gross revenue less subcontract costs is a key metric utilized by management for operational monitoring and decision-making.  References to “revenue” in the following commentary refer to gross revenue less subcontract costs, which is summarized by operating segment in the following table.

	Three Months Ended
Operating Segment	October 27, 2018	October 28, 2017 (Restated)	$ Change	% Change

U.S. operations	$14,200	$16,188	$(1,988)	(12)%

South American operations:
Peru	912	1,749	(837)	(48)%
Brazil	2,028	1,806	222	12%
Other	38	13	25	--- (a)
Total South American operations	2,978	3,568	(590)	(17)%

Consolidated gross revenue less subcontract costs	$17,178	$19,756	$(2,578)	(13)%

(a)	Percent change is not relevant because of the relatively immaterial amounts for all periods presented.

U.S. Operations

Revenue from our U.S. operations decreased 12% during the first quarter of fiscal year 2019 compared with the first quarter of the prior year.  Since the first quarter of 2018, we completed several pipeline and U.S. Navy planning projects that were not replaced with new work of comparable size.  We also experienced a reduction of several federal and state agency site investigation and remediation assignments, as well as weather-related delays with ongoing projects in the southeast.  Revenue from the renewal energy market also decreased, particularly within the wind market segment, due to project completions, increased local opposition to renewal projects that affected survey and assessment schedules, and transition in client interest from wind to solar projects.

Partially offsetting these decreases was revenue growth in our liquid natural gas and solar markets due to increased development interest, water and ecosystem restoration services, and impact assessment, planning and survey work within various local and federal governmental markets.

South American Operations

Revenue from our Brazilian operations increased 12% during the first quarter of fiscal year 2019 compared with the first quarter of the prior year.  In local currency, revenue from our Brazilian operations increased 30% due mainly to increased project volumes with commercial clients in the transmission, energy and mining sectors.  Strengthening of the U.S. dollar compared to the Brazilian Real significantly offset the positive impact of higher project volumes.

Revenue from our Peruvian operations decreased 48% during the first quarter of fiscal year 2019 compared with the first quarter of the prior year, due to lower project volumes with commercial clients in the energy sector.

Cost of Professional Services and Other Direct Operating Expenses

Cost of professional services and other direct operating expenses represents labor and other direct costs of providing services to our clients under our project agreements.  These costs, and fluctuations in these costs, generally correlate directly with related project work volumes and revenues.  Cost of professional services and other direct operating expenses by operating segment is summarized in the following table.

	Three Months Ended
Operating Segment	October 27, 2018	October 28, 2017 (Restated)	$ Change	% Change
	($ in thousands)

U.S. operations	$6,496	$7,016	$(520)	(7	) %

South American operations:
Peru	400	548	(148)	(27	) %
Brazil	1,225	1,050	175	17%
Other	13	4	9	---	(a)
Total South American operations	1,638	1,602	36	2%

Consolidated cost of professional services and other direct operating expenses	$8,134	$8,618	$(484)	(6	) %

(a)	Percent change is not relevant because of the relatively immaterial amounts for all periods presented.

Consolidated cost of professional services and other direct operating expenses decreased 6% during the current quarter compared with the same period last year.  Slightly higher direct costs in our Brazilian operations were more than offset by lower costs in the U.S. and Peru.  These fluctuations in direct operating expenses generally correspond with increases or decreases in project revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses represent operating costs not directly associated with the generation of revenue.  Selling, general and administrative expenses by operating segment are summarized in the following table.

	Three Months Ended
Operating Segment	October 27, 2018	October 28, 2017 (Restated)	$ Change	% Change
	($ in thousands)

U.S. operations	$7,836	$8,312	$(476)	(6	) %

South American operations:
Peru	665	803	(138)	(17	) %
Brazil	669	646	23	4%
Other	30	21	9	---	(a)
Total South American operations	1,364	1,470	(106)	(7	) %

Consolidated selling, general and administrative expenses	$9,200	$9,782	$(582)	(6	) %

(a)	Percent change is not relevant because of the relatively immaterial amounts for all periods presented.

U.S. Operations

Selling, general and administrative expenses decreased 6% during the first quarter of fiscal year 2019 compared with the same quarter last year.  In response to the trend of lower revenues that continued during fiscal year 2018, management continued with various cost control initiatives begun prior to fiscal year 2019 intended to reduce staffing levels and other administrative costs.

South American Operations

Selling, general and administrative expenses in our Peruvian operations decreased 17% during the first quarter of fiscal year 2019 compared with the same quarter last year.  Management implemented targeted cost reductions in response to lower project volumes and lower expectations for future work.

Selling, general and administrative expenses in our Brazilian operations increased 4% during the first quarter of fiscal year 2019 compared with the same quarter last year.  In local currency, staff and other costs increased 28% due to increased project proposal activity and increased general and administrative costs to support higher project volumes and expanded operations.  Strengthening of the U.S. dollar compared to the Brazilian Real significantly offset the increases in expenses due to expanded operations.

Income from Equity Method Investment

The Company’s equity method investment in GAC had a carrying value of $2.1 million at October 27, 2018 and July 31, 2018.  The Company’s ownership percentage was 55.1% at both dates.  The equity method investment in GAC is included within the Company’s U.S. operations operating segment.

Activity recorded for the Company’s equity method investment during the quarters ended October 27, 2018 and October 28, 2017 is summarized in the following table.
	Three Months Ended
	October 27, 2018	October 28, 2017
	(in thousands)

Equity investment carrying value at beginning of period	$2,058	$1,464
GAC net income attributable to EEI	60	18
Equity investment carrying value at end of period	$2,118	$1,482

The results of GAC’s operations for the quarters ended October 27, 2018 and October 28, 2017 are summarized in the following table.

	Three Months Ended
	October 27, 2018	October 28, 2017
	(in thousands)

Gross revenue	$2,852	$2,113
Direct cost of services and subcontract costs	1,974	1,321
Income from operations	157	54
Net income	109	33
Net income attributable to EEI	60	18

Income Taxes

The estimated effective tax rate was 57.4% and 38.6% for the three months ended October 27, 2018 and October 28, 2017, respectively.    On December 22, 2017, the U.S. government enacted comprehensive tax legislation referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly revised U.S. corporate income tax regulations including, among other things, lowering U.S. corporate income tax rates (from 34% for the three months ended October 28, 2017 to 21% for the three months ended October 27, 2018) and implementing a territorial tax system.  As a result, pretax income from our U.S. operations for the three months ended October 27, 2018 was taxed at that reduced rate.  However, the pretax income from our foreign operations, mainly in South America, are now taxed at a rate higher than the U.S. statutory rate, which increased the overall effective tax rate.  Additionally, with the small amount of worldwide pretax income for the three months ended October 27, 2018, permanent tax adjustments from our foreign operations resulted in a significant increase in the estimated effective tax rate.

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

In December 2018, we began a process for notifying affected employees of voluntary retirement and involuntary separation programs (collectively, the “Staff Reduction Programs”) being implemented in connection with the Corporate Restructuring Plan.  We expect to reduce our U.S. operations workforce by more than 10% by July 31, 2019 as a direct result of the Staff Reduction Programs, resulting in approximately $6 million of anticipated annual reduction of salary and fringe expenses.  We also expect these actions to result in approximately $1.0 million of pre-tax charges and cash expenditures recorded during the second half of fiscal year 2019, consisting primarily of employee severance and termination benefits.  These initiatives were substantially completed by April 30, 2019 and are expected to be completed by July 31, 2019.

Liquidity and Capital Resources

Cash, cash equivalents and restricted cash decreased $0.9 million during the first quarter of fiscal year 2019.  Historically, cash generated from our operating activities has exceeded cash required for investing and financing activities.  However, recent declines in revenue and profits from our U.S. and Peruvian operations have had a detrimental impact on cash generated from operating activities.  In addition, higher revenue from our Brazilian operations during recent reporting periods represented initial resource outlays on new projects that have not yet been billed to and collected from our clients.  After initial outlays of cash for employee severance and termination benefits, the Corporate Restructuring Plan and Staff Reduction Programs described above are expected to have a significant positive impact on our cash and liquidity position during the fourth quarter of fiscal year 2019 and future reporting periods.

Our Board of Directors considers the approval dividends to our shareholders based on various operating parameters, including available cash balances, results of current operations and projections of future operating results and cash flows.  Excluding the payment of $0.9 million of dividends to shareholders that our Board of Directors approved on a discretionary basis, cash generated from operations was equivalent to cash required to fund investing and financing activities during the period.

Our U.S. operations had $32.5 million of unsecured lines of credit available to fund working capital requirements.  There were no cash advances and less than $0.1 million of letters of credit outstanding under these lines of credit at October 27, 2018.  Our lenders have reaffirmed the lines of credit within the past twelve months.  We believe that available cash balances, anticipated cash flows and our available lines of credit will be sufficient to cover working capital requirements of our U.S. operations during the next twelve months and the foreseeable future.

Our South American operations had $3.1 million of unsecured lines of credit available to fund working capital requirements.  There were no cash advances and $1.4 million of letters of credit outstanding under these lines of credit at October 27, 2018.  Our lenders have reaffirmed the lines of credit within the past twelve months.  Our South American operations are located in countries where local economies have historically had volatile reactions to changing global and local economic conditions.  There is continual risk that economic uncertainty will have an impact on our operations and liquidity position in South America.  Although we currently believe that available cash balances, anticipated cash flows, and available lines of credit will be sufficient to cover working capital requirements of our South American operations in the near future, economic uncertainty and volatility may challenge our liquidity position in the longer term.  In the event that these subsidiaries are unable to generate adequate cash flow to fund their operations, additional funding from EEI or lending institutions will be considered.

Excess cash accumulated by any foreign subsidiary, beyond that necessary to fund operations or business expansion, may be repatriated to the U.S. at the discretion of the Boards of Directors of the respective entities.  The Company repatriated $0.2 million of dividends from foreign subsidiaries, net of local taxes, during the first quarter of fiscal year 2019.

The Tax Act resulted in a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries of approximately $0.5 million, which will be paid, without incurring interest, by July 31, 2019.

Contract Backlog

Firm backlog represents an estimate of gross revenue that will be recognized over the remaining life of the projects under contracts that are awarded, funded and in progress.  These projects include work to be performed under contracts which contain termination provisions that may be exercised without penalty at any time by our clients upon written notice to us, in which case the client would only be obligated to pay us for services provided through the termination date.  A significant portion of our revenue is generated through projects awarded under Master Service Agreements with our clients.  In these instances, only the current unfinished projects are included in our backlog.

Firm backlog by operating segment is summarized in the following table.

	October 27, 2018	July 31, 2018
	(in thousands)
Total firm backlog of uncompleted contracts:
U.S. operations	$57,935	$49,081
South American operations	9,624	9,465
Consolidated totals	$67,559	$58,546

Anticipated completion of firm backlog in next twelve months:
U.S. operations	$48,939	$42,991
South American operations	7,028	8,325
Consolidated totals	$55,967	$51,316

New orders reported as additions to firm backlog outpaced work delivered on projects during the first three months of fiscal year 2019 for our U.S. and South American operations.

In addition to the firm backlog summarized in the table above, we also have been awarded contracts that are partially or entirely unfunded, but which are expected to be partially or entirely funded during the remaining life of the associated projects.  Total unfunded backlog approximated $26.6 million and $23.0 million at October 27, 2018 and July 31, 2018, respectively.  Until these projects are funded, we cannot be certain regarding the value of gross revenue that we will recognize under these contracts.

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

The Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2018 includes descriptions of our critical accounting policies related to revenue recognition, allowance for doubtful accounts, goodwill and income taxes.

The Financial Accounting Standards Board (“FASB”) establishes changes to U.S. GAAP in the form of accounting standards updates (“ASUs”) to the FASB Accounting Standards Codification (“ASC”).  The Company considers the applicability and impact of all ASUs when they are issued by FASB.

Update to Revenue Recognition Accounting Policy

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”).  ASU 2014-09, as amended by subsequent ASUs that amended and clarified the guidance in ASU 2014-09, forms the basis for FASB ASC Topic 606 (“ASC Topic 606”), which superseded previous authoritative U.S. GAAP guidance regarding revenue recognition.  The Company adopted ASC Topic 606 effective August 1, 2018. Refer to Notes 3 and 6 of the condensed consolidated financial statements included in Item 1 of this Form 10-Q for additional disclosures regarding the adoption of ASU 2014-09 and our revenue recognition accounting policy.

Inflation

Inflation did not have a material impact on our business during the quarters ended October 27, 2018 or October 28, 2017 because a significant amount of our contracts are either cost based or contain commercial rates for services that are adjusted annually.

Off-Balance Sheet Arrangements

We had outstanding letters of credit drawn under our lines of credit to support operations of $1.5 million and $1.7 million at October 27, 2018 and July 31, 2018, respectively.  Other than these letters of credit, we did not have any off-balance sheet arrangements as of October 27, 2018 or July 31, 2018.

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

As of the end of the period covered by this report, our management, with the participation of our Acting Principal Executive Officer and Acting Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 promulgated under the Exchange Act.  As a consequence of the material weaknesses discussed below, our Acting Principal Executive Officer and Acting Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective at October 27, 2018.

As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2018, management concluded that the Company’s internal control over financial reporting was not effective as of July 31, 2018 because of material weaknesses in the Company’s internal control over financial reporting as described below.  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis.  The material weaknesses arise from deficiencies relating to:

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

As described in Note 2 of the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, management determined that an error in accounting for EEI’s investment in GAC resulted in a material misstatement of the Company’s consolidated financial statements reported prior to July 31, 2018.  Management identified deficiencies related to determining the appropriate application of accounting when assessing whether the Company’s investments in subsidiaries should be consolidated or accounted for under the equity method of accounting.  Specifically, the deficiencies relate to its process to review all factors necessary to assess its influence and control over the operations of its subsidiaries, and to assess the proper accounting for its investments in subsidiaries.  The financial statements for the three months ended October 28, 2017 have been restated to correct this error.

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

As of the end of the period covered by this report, our management, with the participation of our acting principal executive officer and acting chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 promulgated under the Exchange Act.  Based upon this evaluation, our acting principal executive officer and our acting chief financial officer concluded that, excluding the control deficiencies that resulted in the material weaknesses described above, our disclosure controls and procedures were: (1) designed to ensure that material information relating to our Company is accumulated and made known to our management, including our acting principal executive officer and acting chief financial officer, in a timely manner, particularly during the period in which this report was being prepared; and (2) effective, in that they provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management believes, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a Company have been detected.

Internal Controls

Other than certain controls added or improved to address the material weaknesses described above, no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended October 27, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company is a named defendant in legal actions arising out of the normal course of business.  The Company is not a party to any pending legal proceeding, the resolution of which the management believes will have a material adverse effect on the Company’s results of operations, financial condition or cash flows, or to any other pending legal proceedings other than ordinary, routine litigation incidental to its business.  The Company maintains liability insurance against risks arising out of the normal course of business.  The Company’s legal proceedings are disclosed in Note 13 of the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Item 2.	Changes in Securities and Use of Proceeds

(e)  Purchased Equity Securities.  In August 2010, the Company’s Board of Directors approved a 200,000 share repurchase program.  The following table summarizes the Company’s purchases of its common stock during the nine months ended April 28, 2018 under this share repurchase program:

Fiscal Year 2018 Reporting Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

August 2018	---	---	---	77,082
September 2018	---	---	---	77,082
October 2018	---	---	---	77,082

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a)	31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)
The Company filed a Current Report on Form 8-K on September 19, 2018 to announce the appointment of the Company’s Chairman of the Board, Marshall A. Heinberg, as Interim Executive Chairman, and the appointment of Todd Musterait as President of United States Operations.

(c)
The Company filed a Current Report on Form 8-K on November 2, 2018 to announce compensation arrangements for Marshall A. Heinberg, Interim Executive Chairman, and Todd Musterait, President of United States Operations.

(d)
The Company filed a Current Report on Form 8-K on November 16, 2018 to announce that the Company received, as expected, a formal notification from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) stating that the Company is not in compliance with the requirements for continued listing under Nasdaq Listing Rule 5250(c)(1) because it did not file its 2018 Annual Report on a timely basis.

(e)
The Company filed a Current Report on Form 8-K on December 12, 2018 to announce: (i) development and rollout of an organizational restructuring plan, which includes a reduction of workforce, that is expected to result in $5.0 million to $6.5 million of annual pre-tax cost savings: and (ii) the conclusion reached by the Company’s Audit Committee that the Company’s consolidated financial statements and related reports filed with the Securities and Exchange Commission (the “SEC”) for periods ended prior to July 31, 2018 should no longer be relied upon due to errors related to accounting for an investment in an entity in which the Company holds a majority economic interest.

(f)
The Company filed a Current Report on Form 8-K on December 14, 2018 to announce that the Company had received, as expected, a formal notification from the Listing Qualifications Department of Nasdaq stating that the Company is not in compliance with the requirements for continued listing under Nasdaq Listing Rule 5250(c)(1) because it did not file its Quarterly Report on Form 10-Q for the period ended October 27, 2018, and because the Company remains delinquent in filing its Annual Report on Form 10-K for the fiscal year ended July 31, 2018.  The Company was given 60 calendar days from the due date for the 2018 Annual Report, or until January 14, 2019, either to file the Delinquent Filings with the SEC or to submit a plan to regain compliance.

(g)
The Company filed a Current Report on Form 8-K on December 16, 2018 to announce that Gerard A. Gallagher III, who served as the Company’s Chief Executive Officer since 2015, was leaving the Company effective December 17, 2018.

(h)
The Company filed a Current Report on Form 8-K on January 16, 2019 to announce that the Company submitted a compliance plan to Nasdaq to support its request for an extension of time to regain compliance with the Nasdaq continued listing requirements.

(i)
The Company filed a Current Report on Form 8-K on February 7, 2019 to announce that the Company received a letter from Nasdaq granting the Company’s request for an exception to Nasdaq Listing Rule 5250(c)(1) (the “Rule”) in order to allow the Company to regain compliance with the Rule.  Under the terms of the exception, the Company must file its outstanding annual and quarterly reports with the SEC, as well as any future delinquent quarterly SEC reports, on or before May 13, 2019.

(j)
The Company filed a Current Report on Form 8-K on March 26, 2019 to announce that the Company had received, as expected, of a formal notification from the Listing Qualifications Department of Nasdaq stating that the Company continues not to be in compliance with the requirements for continued listing under Nasdaq Listing Rule 5250(c)(1) because it did not file its Quarterly Report on Form 10-Q for the period ended January 26, 2019.

(k)
The Company filed a Current Report on Form 8-K on April 1, 2019 to announce that the Company submitted a letter to Nasdaq reaffirming its intention to take all necessary steps to achieve compliance with Nasdaq continued listing requirements no later than May 13, 2019.

(l)
The Company filed a Current Report on Form 8-K on April 16, 2019 to announce that: (i) Fred J. McKosky, Technical Operations Director, declared his intention to retire shortly after the end of the Company’s fiscal year ending July 31, 2019; and (ii) Kurt Zmich was promoted to Senior Vice President of Operations effective April 11, 2019, replacing Mr. McKosky as the Company’s principal operating officer.

(m)
The Company filed a Current Report on Form 8-K on May 14, 2019 to announce that: (i) the Company was unable to meet the May 13, 2019 extended deadline granted by Nasdaq to file its Annual Report on Form 10-K for the fiscal year ended July 31, 2018 and its Quarterly Reports on Form 10-Q for the periods ended October 27, 2018 and January 26, 201; and (ii) the Company’s Chief Administrative Officer, JoAnn Shea, resigned her position effective May 17, 2019.

(n)
The Company filed a Current Report on Form 8-K on May 16, 2019 to announce that the Company received on May 13, 2019, as expected, a formal determination letter from Nasdaq stating that the Company did not meet the terms of the exception that was previously granted by Nasdaq in order to allow the Company to regain compliance with Nasdaq Listing Rule 5250(c)(1).

(o)
The Company filed a Current Report on Form 8-K on May 20, 2019 to announce that, in response to the May 13, 2019 formal determination letter received from Nasdaq, the Company timely submitted a request for a hearing before the Nasdaq hearings panel, including an additional request for a stay of delisting pending the hearing.  Also on May 20, 2019 the company received a letter from Nasdaq notifying the Company that the Nasdaq hearings panel has scheduled the Company’s hearing for June 27, 2019, and that any delisting action that may be taken by Nasdaq against the Company has been stayed for 15 calendar days, or until June 4, 2019.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECOLOGY AND ENVIRONMENT INC.

Date:	May 31, 2019	/s/ Peter F. Sorci
Peter F. Sorci Acting Chief Financial Officer