Form 10-Q
period 2019-01-26
ECOLOGY & ENVIRONMENT INC
filed 2019-05-31
CIK 809933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. -20549

FORM 10-Q

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 26, 2019
☐
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

The financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2018 included a restated consolidated balance sheet at July 31, 2017, and restated consolidated statements of operations, comprehensive income, cash flows and shareholders’ equity for the fiscal years ended July 31, 2017 and 2016.  This Quarterly Report on Form 10-Q includes restated unaudited condensed consolidated statements of operations, comprehensive income and cash flows for the three and six months ended January 27, 2018.  In addition, tables related to revenues, operating expenses and income taxes for the three and six  months ended January 27, 2018 included in Item 2 of this Quarterly Report on Form 10-Q have also been restated.

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

Ecology and Environment Inc.
Condensed Consolidated Balance Sheets
Unaudited
(amounts in thousands, except share data)

	January 26, 2019	July 31, 2018

Assets

Current assets:
Cash and cash equivalents	$11,017	$13,496
Investment securities available for sale	1,512	1,497
Contract receivables, net	25,946	25,615
Income tax receivable	1,627	1,230
Other current assets	2,539	1,752

Total current assets	42,641	43,590

Property, buildings and equipment, net of accumulated depreciation of $17,250 and $16,799, respectively	3,589	3,870
Deferred income taxes	788	789
Equity method investment	2,289	2,058
Other assets	2,222	2,522

Total assets	$51,529	$52,829

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$6,108	$5,635
Lines of credit	222	-
Accrued payroll costs	4,915	6,066
Current portion of long-term debt and capital lease obligations	45	54
Customer deposits	2,851	3,191
Other accrued liabilities	1,435	1,382

Total current liabilities	15,576	16,328

Income taxes payable	-	-
Deferred income taxes	-	-
Long-term debt and capital lease obligations	34	54
Commitments and contingencies (Note 13)	-	-

Shareholders' equity:
Preferred stock, par value $.01 per share (2,000,000 shares authorized; no shares issued)	-	-
Class A common stock, par value $.01 per share (6,000,000 shares authorized; 3,102,654 and 3,041,911 shares issued, respectively)	31	30
Class B common stock, par value $.01 per share; (10,000,000 shares authorized; 1,291,071 and 1,351,814 shares issued, respectively)	13	14
Capital in excess of par value	17,629	17,558
Retained earnings	20,539	20,973
Accumulated other comprehensive loss	(1,893)	(1,885)
Treasury stock, at cost (Class A common: 13,789 and 15,789 shares, respectively; Class B common: 64,801 shares at both dates)	(884)	(907)

Total Ecology and Environment, Inc. shareholders' equity	35,435	35,783
Noncontrolling interests	484	664

Total shareholders' equity	35,919	36,447

Total liabilities and shareholders' equity	$51,529	$52,829

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ecology and Environment Inc.
Condensed Consolidated Statements of Operations
Unaudited
(amounts in thousands, except share data)

	Three Months Ended		Six Months Ended
	January 26, 2019	January 27, 2018 (Restated)	January 26, 2019	January 27, 2018 (Restated)

Gross revenue	$20,252	$21,289	$42,004	$47,394

Cost of professional services and other direct operating expenses	7,774	7,966	15,908	16,584
Subcontract costs	3,619	4,429	8,193	10,778
Selling, general and administrative expenses	9,452	9,483	18,652	19,265
Depreciation and amortization	264	259	541	519

(Loss) income from operations	(857)	(848)	(1,290)	248

Income from equity method investment	171	221	231	239
Net interest income (expense)	45	(4)	98	(2)
Net foreign exchange gain (loss)	(15)	(25)	8	(20)
Other income (expense)	(19)	12	9	12

(Loss) income before income tax provision	(675)	(644)	(944)	477
Income tax (benefit) provision	(365)	(116)	(519)	317

Net (loss) income	(310)	(528)	(425)	160

Net loss (income) attributable to noncontrolling interests	1	9	(4)	(91)

Net (loss) income attributable to Ecology and Environment Inc.	$(309)	$(519)	$(429)	$69

Net (loss) income per common share: basic and diluted	$(0.07)	$(0.12)	$(0.10)	$0.02

Weighted average common shares outstanding: basic and diluted	4,315,135	4,301,604	4,314,543	4,301,604

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ecology and Environment Inc.
Condensed Consolidated Statements of Comprehensive Income
Unaudited
(amounts in thousands)

	Three Months Ended		Six Months Ended
	January 26, 2019	January 27, 2018 (Restated)	January 26, 2019	January 27, 2018 (Restated)

Net (loss) income including noncontrolling interests	$(310)	$(528)	$(425)	$160
Foreign currency translation adjustments	47	51	(80)	37
Unrealized investment losses, net	-	(13)	-	(16)

Comprehensive (loss) income	(263)	(490)	(505)	181

Comprehensive (income) loss attributable to noncontrolling interests	8	(29)	63	(123)

Comprehensive (loss) income attributable to Ecology and Environment, Inc.	$(255)	$(519)	$(442)	$58

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ecology and Environment Inc.
Condensed Consolidated Statements of Cash Flows
Unaudited
(amounts in thousands)

	Six Months Ended
	January 26, 2019	January 27, 2018 (Restated)
Cash flows from operating activities:
Net (loss) income	$(425)	$160
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	541	519
Provision for deferred income taxes	(6)	(92)
Share based compensation expense	127	70
Gain on sale of assets and investment securities	(2)	(1)
Net provision for (recovery of) contract adjustments	137	(35)
Net bad debt (recovery) expense	(187)	(98)
Changes in:
- contract receivables	(247)	6,823
- other current assets	(916)	(150)
- income tax receivable	(381)	668
- equity method investment	(231)	(239)
- other non-current assets	277	36
- accounts payable	1,322	(1,485)
- accrued payroll costs	(1,162)	(740)
- income taxes payable	-	302
- customer deposits	(345)	558
- other accrued liabilities	43	(216)
Net cash (used in) provided by operating activities	(1,455)	6,080

Cash flows from investing activities:
Purchase of property, buildings and equipment	(259)	(415)
Proceeds from sale of equipment	2	1
(Purchase) sale of investment securities	(16)	7
Net cash used in investing activities	(273)	(407)

Cash flows from financing activities:
Dividends paid	(863)	(860)
Repayment of debt	(29)	(358)
Net borrowings under lines of credit	210	66
Distributions to noncontrolling interests	(116)	(192)
Net cash used in financing activities	(798)	(1,344)

Effect of exchange rate changes on cash and cash equivalents	49	5

Net (decrease) increase in cash, cash equivalents and restricted cash	(2,477)	4,334
Cash, cash equivalents and restricted cash at beginning of period	13,746	13,135

Cash, cash equivalents and restricted cash at end of period	$11,269	$17,469

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$8	$31
Income taxes	300	12
Supplemental disclosure of non-cash items:
Proceeds from capital lease obligations	-	33

The accompanying notes are an integral part of these condensed consolidated financial statements.

 Ecology and Environment Inc.
Notes to Condensed Consolidated Financial Statements

1.	Organization and Basis of Presentation

Ecology and Environment Inc., (“EEI”) was incorporated in 1970 as a global broad-based environmental consulting firm whose underlying philosophy is to provide professional services worldwide so that sustainable economic and human development may proceed with acceptable impact on the environment.  During the six months ended January 26, 2019, EEI and its subsidiaries (collectively, the “Company”) included six active wholly-owned and majority-owned operating subsidiaries located in four countries (the United States of America (the “U.S.”), Brazil, Peru, and Ecuador), and one majority-owned equity investment in Chile.  The Company’s staff is comprised of individuals representing numerous scientific, engineering, health, and social disciplines working together in multidisciplinary teams to provide innovative environmental solutions.  The majority of employees hold bachelor’s and/or advanced degrees in such areas as chemical, civil, mechanical, sanitary, soil, structural and transportation engineering, biology, geology, hydrogeology, ecology, urban and regional planning and oceanography.  The Company’s client list includes governments, industries, multinational corporations, organizations, and private companies.

The Company prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).  The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of such information.  All such adjustments are of a normal recurring nature.

Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), including a description of significant accounting policies, have been condensed or omitted pursuant to SEC rules and regulations.  Therefore, these financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2018 filed with the SEC (the “2018 Annual Report”).  Other than new or revised accounting policies resulting from the adoption of new accounting pronouncements described in Note 3 of these condensed consolidated financial statements, the accounting policies followed by the Company for preparation of the consolidated financial statements included in the 2018 Annual Report were also followed for this quarterly report.  The condensed consolidated results of operations for the three and six months ended January 26, 2019 are not necessarily indicative of the results for any subsequent period or the entire fiscal year ending July 31, 2019.

2.	Restatement of Unaudited Condensed Consolidated Financial Statements

As previously disclosed in the Current Report on Form 8-K filed by the Company with the SEC on December 12, 2018, the Audit Committee of the Board of Directors (the “Audit Committee”) determined that the Company’s previously issued financial statements for quarterly periods prior to July 31, 2018 can no longer be relied upon due to errors related to accounting for EEI’s investment in Gestion Ambiental Consultores S.A. (“GAC”) since 1999.  The Company intends to prospectively amend financial statements for the quarters ended October 28, 2017, January 27, 2018 and April 28, 2018 when it files its Quarterly Reports on Form 10-Q for the corresponding quarters during the fiscal year ending July 31, 2019.  As a result, the accompanying unaudited condensed consolidated financial statements include restated unaudited condensed consolidated statements of operations, comprehensive income, cash flows and shareholders’ equity for the fiscal quarter and six months ended January 27, 2018.

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

Collectively, the adjustments necessary to deconsolidate GAC’s unaudited financial statements and correctly account for the Company’s investment in GAC under the equity method of accounting are referred to as the “GAC Deconsolidation Adjustments.”  For the three months ended January 27, 2018, the GAC Deconsolidation Adjustments resulted in decreases of $3.2 million and $0.3 million in consolidated gross revenue and income before income tax provision, respectively, and had no impact on net income attributable to EEI.  For the six months ended January 27, 2018, the GAC Deconsolidation Adjustments resulted in decreases of $5.3 million and $0.4 million in consolidated gross revenue and income before income tax provision, and had no impact on net income attributable to EEI.

In addition to the GAC Deconsolidation Adjustments, previously filed financial statements for the quarter and six months ended October 28, 2017 were also adjusted for correction of other errors in the financial statements and disclosures that were deemed to be immaterial on an individual basis and in the aggregate for those reporting periods (the “Out of Period Adjustments”).  For the three months ended January 27, 2018, the Out of Period Adjustments resulted in decreases of $0.6 million and less than $0.1 million of consolidated gross revenue and income before income tax provision, respectively, and an increase of $0.2 million of net income attributable to EEI.  For the six months ended January 27, 2018, the Out of Period Adjustments resulted in increases of $0.5 million, less than $0.1 million and $0.3 million of consolidated gross revenue, income before income tax provision and net income attributable to EEI, respectively.

The “As Previously Reported” amounts in the tables below represent the amounts reported in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 26, 2018, filed with the SEC on March 13, 2018.

Ecology and Environment Inc.
Condensed Consolidated Statements of Operations
(amounts in thousands, except share data)

	Three Months Ended January 27, 2018
	As Previously Reported	GAC Deconsolidation Adjustments	Out of Period Adjustments	Restated

Gross revenue	$25,083	$(3,154)	$(640)	$21,289

Direct cost of professional services and other direct operating expenses	9,078	(1,112)	-	7,966
Subcontract costs	5,769	(731)	(609)	4,429
Selling, general and administrative expenses	10,228	(745)	-	9,483
Depreciation and amortization	268	(9)	-	259

Income (loss) from operations	(260)	(557)	(31)	(848)

Income from equity method investment	-	221	-	221
Net interest income (expense)	(9)	5	-	(4)
Net foreign exchange (loss) gain	(29)	4	-	(25)
Other income (expense)	12	-	-	12

Income (loss) before income tax provision	(286)	(327)	(31)	(644)
Income tax provision	311	(148)	(279)	(116)

Net (loss) income	(597)	(179)	248	(528)

(Income) loss attributable to noncontrolling interests	(171)	179	1	9

Net (loss) income attributable to Ecology and Environment Inc.	$(768)	$-	$249	$(519)

Net (loss) income per common share: basic and diluted	$(0.18)			$(0.12)

Weighted average common shares outatanding: basic and diluted	4,301,604			4,301,604

	Six Months Ended January 27, 2018
	As Previously Reported	GAC Deconsolidation Adjustments	Out of Period Adjustments	Restated

Gross revenue	$52,165	$(5,266)	$495	$47,394

Direct cost of professional services and other direct operating expenses	18,559	(1,975)	-	16,584
Subcontract costs	11,498	(1,190)	470	10,778
Selling, general and administrative expenses	20,737	(1,472)	-	19,265
Depreciation and amortization	537	(18)	-	519

Income (loss) from operations	834	(611)	25	248

Income from equity method investment	-	239	-	239
Net interest income (expense)	(14)	12	-	(2)
Net foreign exchange (loss) gain	(26)	6	-	(20)
Other income (expense)	12	-	-	12

Income (loss) before income tax provision	806	(354)	25	477
Income tax provision	755	(160)	(278)	317

Net (loss) income	51	(194)	303	160

(Income) loss attributable to noncontrolling interests	(286)	194	1	(91)

Net (loss) income attributable to Ecology and Environment Inc.	$(235)	$-	$304	$69

Net (loss) income per common share: basic and diluted	$(0.05)			$0.02

Weighted average common shares outatanding: basic and diluted	4,301,604			4,301,604

Ecology and Environment Inc.
Condensed Consolidated Statements of Comprehensive Income
(amounts in thousands)

	Three Months Ended January 27, 2018
	As Previously Reported	GAC Deconsolidation Adjustments	Out of Period Adjustments	Restated

Net income including noncontrolling interests	$(597)	$(179)	$248	$(528)
Foreign currency translation adjustments	166	(115)	-	51
Unrealized investment (losses) gains, net	(13)	-	-	(13)

Comprehensive income	(444)	(294)	248	(490)
Comprehensive (income) loss attributable to noncontrolling interests	(264)	235	-	(29)

Comprehensive income attributable to EEI	$(708)	$(59)	$248	$(519)

	Six Months Ended January 27, 2018
	As Previously Reported	GAC Deconsolidation Adjustments	Out of Period Adjustments	Restated

Net income including noncontrolling interests	$51	$(194)	$303	$160
Foreign currency translation adjustments	195	(158)	-	37
Unrealized investment (losses) gains, net	(16)	-	-	(16)

Comprehensive income	230	(352)	303	181
Comprehensive (income) loss attributable to noncontrolling interests	(393)	270	-	(123)

Comprehensive income attributable to EEI	$(163)	$(82)	$303	$58

Ecology and Environment Inc.
Condensed Consolidated Statement of Cash Flows
(amounts in thousands)

	Six Months Ended January 27, 2018
	As Previously Reported	Impact of GAC Deconsolidation	Other Adjustments	Restated

Cash flows from operating activities:
Net income	$51	$(194)	$303	$160
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	537	(18)	-	519
Provision for deferred income taxes	436	(266)	(262)	(92)
Share based compensation expense	-	-	70	70
(Gain) loss on sale of assets and investment securities	(1)	-	-	(1)
Net recovery of contract adjustments	(35)	-	-	(35)
Net bad debt (recovery) expense	(130)	32	-	(98)
Changes in:
- contract receivables	7,248	261	(686)	6,823
- other current assets	(300)	5	145	(150)
- income tax receivable	543	142	(17)	668
- equity method investment	-	(239)	-	(239)
- other non-current assets	60	(13)	(11)	36
- accounts payable	(1,996)	69	442	(1,485)
- accrued payroll costs	(640)	(100)	-	(740)
- income taxes payable	294	8	-	302
- customer deposits	506	52	-	558
- other accrued liabilities	(250)	34	-	(216)
Net cash provided by (used in) operating activities	6,323	(227)	(16)	6,080

Cash flows from investing activities:
Purchase of property, building and equipment	(425)	10	-	(415)
Proceeds from sale of building and equipment	1	-	-	1
Purchase of investment securities	7	-	-	7
Net cash (used in) provided by investing activities	(417)	10	-	(407)

Cash flows from financing activities:
Dividends paid	(860)	-	-	(860)
Repayment of debt	(358)	-	-	(358)
Net borrowings (repayment) of lines of credit	(152)	218	-	66
Distributions to noncontrolling interests	(192)	-	-	(192)
Net cash (used in) provided by financing activities	(1,562)	218	-	(1,344)

Effect of exchange rate changes on cash and cash equivalents	20	(24)	9	5

Net increase (decrease) in cash, cash equivalents and restricted cash	4,364	(23)	(7)	4,334
Cash, cash equivalents and restricted cash at beginning of period	13,343	(208)	-	13,135

Cash, cash equivalents and restricted cash at end of period	$17,707	$(231)	$(7)	$17,469

3.	Recent Accounting Pronouncements

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

Accounting Pronouncements Adopted During the Six Months Ended January 26, 2019

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

The Company adopted the provisions of ASU 2016-15 effective August 1, 2018 and elected the “cumulative earnings approach.”
The Company received $0.2 million of dividends from its equity method investee during the six months ended January 26, 2019 that are included in cash flows from operating activities.

Accounting Pronouncements Not Yet Adopted as of January 26, 2019

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

4.	Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash are summarized in the following table.

	Balance at
	January 26, 2019	July 31, 2018
	(in thousands)
Cash and cash equivalents	$11,017	$13,496
Restricted cash included in other assets	252	250
Total cash, cash equivalents and restricted cash	$11,269	$13,746

The Company considers all liquid instruments purchased with a maturity of three months or less to be cash equivalents.  Money market funds of less than $0.1 million and $0.4 million were included in cash and cash equivalents at January 26, 2019 and July 31, 2018, respectively.  Restricted cash included in other assets represents collateral for pending litigation matters in Brazil that are not expected to be resolved within one year from the balance sheet date.

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

The carrying amount of cash, cash equivalents and restricted cash approximated fair value at January 26, 2019 and July 31, 2018.  These assets were classified as level 1 instruments at both dates.

Investment securities available for sale of $1.5 million at January 26, 2019 and July 31, 2018 primarily included mutual funds invested in U.S. municipal bonds, which the Company may immediately redeem without prior notice.  These mutual funds are valued at the net asset value (“NAV”) of shares held by the Company at period end as a practical expedient to estimate fair value. These mutual funds are deemed to be actively traded, are required to publish their daily NAV and are required to transact at that price.

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

Long-term debt consists of bank loans and capitalized equipment leases.  Lines of credit consist of borrowings for working capital requirements.  Based on the relative immateriality of consolidated debt and line of credit borrowings, management believes that the carrying amount of these liabilities approximated fair value at January 26, 2019 and July 31, 2018.  These liabilities were classified as level 2 instruments at both dates.

There were no financial instruments classified as level 3 at January 26, 2019 and January 27, 2018.

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

The Company adopted ASC Topic 606 using the modified retrospective method.  As a practical expedient allowed under ASC Topic 606, the Company applied the new guidance only to contracts that were not completed as of the date of initial application.  The Company did not record any cumulative effect adjustment to retained earnings as of August 1, 2019, and did not record any material adjustment to gross revenue for the three or six months ended January 26, 2019 as a result of applying the guidance in ASC Topic 606.

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

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account for revenue recognition.  The Company allocates a contract’s transaction price to each distinct performance obligation and recognizes revenue when, or as, the performance obligation is satisfied.  Predominantly, the Company’s contracts have a single performance obligation because the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts.

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

Substantially all of the Company's cost-plus contracts are with federal governmental agencies and, as such, are subject to audits after contract completion.  Government audits have been completed and final rates have been negotiated through fiscal year 2014.  The Company recorded an allowance for potential disallowances resulting from government audits of $0.7 million in other accrued liabilities at January 26, 2019 and July 31, 2018.  Adjustments to allowances for project disallowances are recorded as adjustments to revenue when the amounts are estimable.  Resolution of these amounts is dependent upon the results of government audits and other formal contract closeout procedures.

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

The Company expenses all bid and proposal and other pre-contract costs as incurred.

Contract Receivables, net and Contract Assets

Contract receivables, net are summarized in the following table.

	January 26, 2019	July 31, 2018
	(in thousands)
Contract Receivables:
Billed	$12,578	$12,905
Unbilled	14,602	13,994
Total contract receivables	27,180	26,899
Allowance for doubtful accounts	(1,234)	(1,284)
Contract receivables, net	$25,946	$25,615

Billed contract receivables represent amounts billed to clients in accordance with contracted terms but not collected as of the end of the reporting period.  Billed contract receivables may include: (i) amounts billed for revenue from efforts expended and fees earned in accordance with contractual terms; and (ii) progress billings in accordance with contractual terms that include revenue not yet earned as of the end of the reporting period.  The Company anticipates that substantially all billed contract receivables will be collected over the next twelve months.  Billed contract receivables included contractual retainage balances of $0.8 million and $1.4 million at January 26, 2019 and July 31, 2018, respectively.

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

The Company may record contract assets for the right to receive consideration from customers when that right is conditional based on future performance under a contract.  Contract assets are transferred to billed contract receivables when the right to consideration becomes unconditional.  The Company did not record any contract assets at January 26, 2019 or July 31, 2018.

At January 26, 2019 and July 31, 2018, management identified $0.3 million and $0.5 million, respectively, of contract receivables, net of related allowance for doubtful accounts, which are not expected to be collected within one year.  These receivable balances are included in other assets on the accompanying condensed consolidated balance sheets.

Allowance for Doubtful Accounts

Activity within the allowance for doubtful accounts is summarized in the following table.

	Three Months Ended		Six Months Ended
	January 26, 2019	January 27, 2018 (Restated)	January 26, 2019	January 27, 2018 (Restated)
	(in thousands)

Balance at beginning of period	$1,300	$2,033	$1,284	$2,044
Provision for doubtful accounts during the period	54	59	70	92
Write-offs and recoveries of allowance recorded in prior periods	(120)	(190)	(120)	(234)
Balance at end of period	$1,234	$1,902	$1,234	$1,902

Contract Receivable Concentrations

Contract receivables and the allowance for doubtful accounts are summarized in the following table.

	January 26, 2019		July 31, 2018
	Total Billed and Unbilled Contract Receivables	Allowance for Doubtful Accounts	Total Billed and Unbilled Contract Receivables	Allowance for Doubtful Accounts
	(in thousands)

U.S. operations	$22,171	$539	$21,580	$569
South American operations	5,009	695	5,319	715
Totals	$27,180	$1,234	$26,899	$1,284

The allowance for doubtful accounts for the Company’s South American operations represented 14% of related contract receivables at January 26, 2019 compared to 2% for the Company’s U.S. operations.  Unstable local economies that adversely impacted certain of our South American clients in recent years demonstrated signs of stabilizing during fiscal year 2018.  Management continues to monitor trends and events that may adversely impact the realizability of recorded receivables from our South American clients.

Disaggregation of Revenues

The following table provides a summary of the Company’s gross revenue, disaggregated by operating segment and contract type.

	Three Months Ended		Six Months Ended
	January 26, 2019	January 27, 2018 (Restated)	January 26, 2019	January 27, 2018 (Restated)

Gross revenue from time and materials contracts:
U.S. operations	$9,732	$8,837	$18,988	$18,788
South American operations	-	-	-	-
Total gross revenue from time and materials contracts	$9,732	$8,837	$18,988	$18,788

Gross revenue from fixed price contracts:
U.S. operations	$5,803	$2,758	$9,415	$7,088
South American operations	1,091	4,905	4,832	10,175
Total gross revenue from fixed price contracts	$6,894	$7,663	$14,247	$17,263

Gross revenue from cost-plus contracts:
U.S. operations	$3,626	$4,789	$8,768	$11,343
South American operations	-	-	1	-
Total gross revenue from cost-plus contracts	$3,626	$4,789	$8,769	$11,343

Gross revenue from all contracts:
U.S. operations	$19,161	$16,384	$37,171	$37,219
South American operations	1,091	4,905	4,833	10,175
Consolidated gross revenue	$20,252	$21,289	$42,004	$47,394

Customer Deposits

Customer deposits represent cash advances received from customers to be applied to future services.
Remaining Performance Obligations

The Company’s remaining performance obligations under its current contracts, also known as firm backlog, represent a measure of the total dollar value of work be performed on contracts that are awarded, funded, and in progress. The Company had approximately $66.5 million in remaining performance obligations as of January 26, 2019, of which it expects to recognize $52.6 million (79%) within the next twelve months.

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

As of January 26, 2019 and July 31, 2018, the Company consolidated one majority owned subsidiary that was deemed to be VIE.  The financial position of this VIE as of January 26, 2019 and July 31, 2018 is summarized in the following table.

	January 26, 2019	July 31, 2018
	(in thousands)

Current assets	$2,525	$2,359
Noncurrent assets	696	878
Total assets	$3,221	$3,237

Current liabilities	$5,168	$5,408
Noncurrent liabilities	23	32
Total liabilities	5,191	5,440
Total Ecology and Environment Inc. shareholder’s equity	(864)	(1,051)
Noncontrolling interests shareholders’ equity	(1,106)	(1,152)
Total shareholders’ equity	(1,970)	(2,203)
Total liabilities and shareholders’ equity	$3,221	$3,237

Total gross revenue of the consolidated VIE was $5.0 million and $4.6 million for the six months ended January 26, 2019 and January 27, 2018, respectively.  With the exception of restricted cash of $0.3 million included in noncurrent assets at January 26, 2019 and July 31, 2018 (refer to Note 4), all assets of the VIE were available for the general operations of the VIE.

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

The Company’s equity method investment in GAC had a carrying value of $2.3 million and $2.1 million at January 26, 2019 and July 31, 2018, respectively.  The Company’s ownership percentage was 55.1% at both dates.  The equity method investment in GAC is included within the Company’s South American operating segment.  Activity recorded for the Company’s equity method investment during the six months ended January 26, 2019 and January 27, 2018 is summarized in the following table.

	Six Months Ended
	January 26, 2019	January 27, 2018 (Restated)
	(in thousands)

Equity investment carrying value at beginning of period	$2,058	$1,464
GAC net income attributable to EEI	231	239
Equity investment carrying value at end of period	$2,289	$1,703

GAC’s financial position as of January 26, 2019 and July 31, 2018 is summarized in the following table.

	January 26, 2019	July 31, 2018
	(in thousands)

Current assets	$5,017	$5,713
Noncurrent assets	755	501
Total assets	$5,772	$6,214

Current liabilities	$1,631	$2,620
Noncurrent liabilities	939	593
Total liabilities	2,570	3,213
Total Ecology and Environment Inc. shareholder’s equity	1,840	1,678
Noncontrolling interests shareholders’ equity	1,362	1,323
Total shareholders’ equity	3,202	3,001
Total liabilities and shareholders’ equity	$5,772	$6,214

The results of GAC’s operations for the six months ended January 26, 2019 and January 27, 2018 are summarized in the following table.

	Six Months Ended
	January 26, 2019	January 27, 2018
	(in thousands)

Gross revenue	$6,147	$5,267
Direct cost of services and subcontract costs	3,682	3,165
Income from operations	597	611
Net income	419	434
Net income attributable to EEI	231	239

8.	Lines of Credit

Unsecured lines of credit are summarized in the following table.

	January 26, 2019	July 31, 2018
	(in thousands)

Outstanding cash advances	$222	$	---
Outstanding letters of credit	1,697		1,668
Total amounts used under lines of credit	1,919		1,668
Remaining amounts available under lines of credit	33,988		36,832
Total approved unsecured lines of credit	$35,907		$38,500

The Company’s U.S. operations are supported by two line of credit arrangements:
•
$19.0 million available line of credit at October 27, 2018; no outstanding cash advances as of January 26, 2019 or July 31, 2018; letters of credit of less than $0.1 million were outstanding at January 26, 2019 and July 31, 2018; interest rate on cash advances is based on LIBOR plus 275 basis points; and

•
$13.5 million available line of credit at January 26. 2019; no outstanding cash advances as of January 26, 2019 or July 31, 2018; letters of credit of less than $0.1 million were outstanding at January 26, 2019 and July 31, 2018, respectively; interest rate on cash advances is based on LIBOR plus 200 basis points.

The Company’s South American operations are supported by two line of credit arrangements:
•
$2.0 million available line of credit to support operations in Peru; no outstanding cash advances as of January 26, 2019 or July 31, 2018; letters of credit of $1.1 million and $1.0 million were outstanding at January 26, 2019 and July 31, 2018, respectively; interest rate on cash advances is affirmed or negotiated annually; and

•
$1.4 million available line of credit to support operations in Brazil; $0.2 million of cash advances were outstanding as of January 26. 2019; letters of credit of $0.6 million were outstanding at January 26, 2019 and July 31, 2018; interest rate on cash advances is based on a Brazilian government economic index.

9.	Income Taxes

During interim reporting periods, the effective tax rate may be impacted by changes in the mix of forecasted income from the U.S. and foreign jurisdictions where the Company operates, by changes in tax rates within those jurisdictions, or by significant unusual or infrequent items that could change assumptions used in the calculation of the income tax provision.

The estimated effective tax rate decreased to 55.0% for the six months ended January 26, 2019 from 66.5% for the six months ended January 27, 2018.  The decrease in the estimated effective tax rate resulted mainly from changes in U.S. corporate income tax regulations included in the Tax Cuts and Jobs Act enacted in December 2017 (the “Tax Act”), which included:

•	A reduction in the Company’s U.S. corporate income tax rate to 21% for the six months ended January 26, 2019, compared with a blended rate of 26% for the six months ended January 27, 2018.
•
Certain one-time tax items, including revaluation of deferred tax assets and liabilities and the effect of a new territorial tax system, that increased the Company’s federal income tax expense by a combined $0.4 million for the six-months ended January 27, 2018.  The Company did not record any similar or other unusual adjustments to federal income tax expense during the six months ended January 26, 2019.

10.	Shareholders' Equity

The following tables provide reconciliations of changes in consolidated shareholders’ equity for the three months ended January 26, 2019 and January 27, 2018.  Amounts for the three months ended January 27, 2018 have been restated for the GAC Deconsolidation Adjustments and Out of Period Adjustments described in Note 2.

	Three Months Ended January 26, 2019
	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Accumulated Income (Loss)	Treasury Stock	Noncontrolling Interests

Balance at October 27, 2018	$31	$13	$17,595	$20,848	$(1,947)	$(884)	$605

Net income	-	-	-	(309)	-	-	(1)
Foreign currency translation adjustment	-	-	-	-	54	-	(7)
Share-based compensation expense	-	-	34	-	-	-	-
Distributions to noncontrolling interests	-	-	-	-	-	-	(112)
Purchase of additional noncontrolling interests	-	-	-	-	-	-	(1)

Balance at January 26, 2019	$31	$13	$17,629	$20,539	$(1,893)	$(884)	$484

	Three Months Ended January 27, 2018
	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Accumulated Income (Loss)	Treasury Stock	Noncontrolling Interests

Balance at October 28, 2017 (Restated)	$30	$14	$17,617	$23,593	$(1,806)	$(1,037)	$992

Net loss	-	-	-	(519)	-	-	(9)
Foreign currency translation adjustment	-	-	-	-	13	-	38
Unrealized investment losses, net	-	-	-	-	(13)	-	-
Share-based compensation expense	-	-	24	-	-	-	-
Distributions to noncontrolling interests	-	-	-	-	-	-	(143)

Balance at January 27, 2018 (Restated)	$30	$14	$17,641	$23,074	$(1,806)	$(1,037)	$878

The following tables provide reconciliations of changes in consolidated shareholders’ equity for the six months ended January 26, 2019 and January 27, 2018. Amounts for the six months ended January 27, 2018 have been restated for the GAC Deconsolidation Adjustments and Out of Period Adjustments described in Note 2.

	Six Months Ended January 26, 2019
	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Accumulated Income (Loss)	Treasury Stock	Noncontrolling Interests

Balance at July 31, 2018	$30	$14	$17,558	$20,973	$(1,885)	$(907)	$664
Cumulative effect of adoption of ASU 2016-01	-	-	-	(5)	5	-	-
Balance at July 31, 2018 (Adjusted)	30	14	17,558	20,968	(1,880)	(907)	664

Net income	-	-	-	(429)	-	-	4
Foreign currency translation adjustment	-	-	-	-	(13)	-	(67)
Conversion of Class B common stock to Class A common stock	1	(1)	-	-	-	-	-
Issuance of stock under stock award plan	-	-	4	-	-	23	-
Share-based compensation expense	-	-	67	-	-	-	-
Distributions to noncontrolling interests	-	-	-	-	-	-	(116)
Purchase of additional noncontrolling interests	-	-	-	-	-	-	(1)

Balance at January 26, 2019	$31	$13	$17,629	$20,539	$(1,893)	$(884)	$484

	Six Months Ended January 27, 2018
	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Accumulated Income (Loss)	Treasury Stock	Noncontrolling Interests

Balance at July 31, 2017 (Restated)	$30	$14	$17,570	$23,005	$(1,795)	$(1,037)	$947

Net income	-	-	-	69	-	-	91
Foreign currency translation adjustment	-	-	-	-	5	-	32
Unrealized investment losses, net	-	-	-	-	(16)	-	-
Share-based compensation expense	-	-	71	-	-	-	-
Distributions to noncontrolling interests	-	-	-	-	-	-	(192)

Balance at January 27, 2018 (Restated)	$30	$14	$17,641	$23,074	$(1,806)	$(1,037)	$878

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

Restrictive Shareholder Agreement

Messrs. Gerhard J. Neumaier (deceased), Frank B. Silvestro, Ronald L. Frank, and Gerald A. Strobel entered into a Stockholders’ Agreement dated May 12, 1970, as amended January 24, 2011, which governs the sale of certain shares of EEI’s common stock (now classified as Class B Common Stock) owned by them, certain children of those individuals and any such shares subsequently transferred to their spouses and/or children outright or in trust for their benefit upon the demise of a signatory to the Agreement (“Permitted Transferees”).  The Agreement provides that prior to accepting a bona fide offer to purchase some or all of their shares of Class B Common Stock governed by the Agreement, that the selling party must first allow the other signatories to the Agreement (not including any Permitted Transferee) the opportunity to acquire on a pro rata basis, with right of over-allotment, all of such shares covered by the offer on the same terms and conditions proposed by the offer.

Cash Dividends

The Company paid $0.9 million of cash dividends during the six months ended January 26, 2019 and January 27, 2018 that were declared and accrued in prior periods.

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

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are summarized in the following table.

	January 26, 2019	July 31, 2018
	(in thousands)

Unrealized net foreign currency translation losses	$(1,893)	$(1,880)
Unrealized net investment (losses) gains on available for sale investments	---	(5)
Total accumulated other comprehensive loss	$(1,893)	$(1,885)

11.	Earnings Per Share

The Company calculates basic and diluted earnings per share by dividing the net income attributable to EEI’s common shareholders by the weighted average number of common shares outstanding for the period.  After consideration of all the rights and privileges of the Class A and Class B stockholders summarized in Note 11, in particular the right of the holders of the Class B common stock to elect no less than 75% of the Board of Directors making it highly unlikely that the Company will pay a dividend on Class A common stock in excess of Class B common stock, the Company allocates undistributed earnings between the two classes of stock on a one-to-one basis when computing earnings per share.  As a result, basic and fully diluted earnings per Class A and Class B share are equal amounts.

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

	Three Months Ended				Six Months Ended
	January 26, 2019		January 27, 2018 (Restated)		January 26, 2019		January 27, 2018 (Restated)
	(in thousands, except share and per share amounts)

Net (loss) income attributable to Ecology and Environment Inc.		$(309)		$(519)		$(429)		$69
Dividends declared		---		---		---		---
Balance at end of period		$(309)		$(519)		$(429)		$69

Weighted-average common shares outstanding - basic and diluted		4,315,135		4,301,604		4,314,543		4,301,604

Distributed earnings per share - basic and diluted	$	---	$	---	$	---	$	---
Undistributed losses per share - basic and diluted		(0.07)		(0.12)		(0.10)		0.02
Net loss per common share - basic and diluted		$(0.07)		$(0.12)		$(0.10)		$0.02

12.	Segment Reporting

Management generally assesses operating performance and makes strategic decisions based on the geographic regions in which the Company does business.  The Company reports separate operating segment information for its U.S. and South American operations.  Gross revenue, net income (loss) attributable to EEI and total assets by operating segment are summarized in the following tables.

	Three Months Ended		Six Months Ended
	January 26, 2019	January 27, 2018 (Restated)	January 26, 2019	January 27, 2018 (Restated)
	(in thousands)

Gross revenue:
U.S. operations	$16,303	$16,384	$34,313	$37,219
South American operations	3,949	4,905	7,691	10,175
Total	$20,252	$21,289	$42,004	$47,394

Gross revenue from U.S. federal government contracts was $2.9 million and $4.4 million for the three months ended January 26, 2019 and January 27, 2018, respectively, and $6.0 million and $8.0 million for the six months ended January 26, 2019 and January 27, 2018, respectively.

	Three Months Ended		Six Months Ended
	January 26, 2019	January 27, 2018 (Restated)	January 26, 2019	January 27, 2018 (Restated)
	(in thousands)

Net income (loss) attributable to EEI:
U.S. operations (a)	$(294)	$(480)	$(402)	$(176)
South American operations (b)	(15)	(39)	(27)	245
Total	$(309)	$(519)	$(429)	$69

(a)
Includes depreciation and amortization expense of $0.2 million for the three months ended January 26, 2019 and January 27, 2018, and $0.4 million for the six months ended January 26, 2019 and January 27, 2018.

(b)
Includes depreciation and amortization expense of $0.1 million three months ended January 26, 2019 and January 27, 2018, and $0.2 million and $0.1million for the six months ended January 26, 2019 and January 27, 2018, respectively.

	January 26, 2019	July 31, 2018
	(in thousands)

Total assets:
U.S. operations	$43,991	$43,823
South American operations	7,538	9,006
Total	$51,529	$52,829

13.	Commitments and Contingencies

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

E&E Brazil has filed court claims appealing the administrative decisions of the Institute for E&E Brazil’s employees that: (a) deny the jurisdiction of the Institute; (b) state that the Notice of Infraction is constitutionally vague; and (c) affirmatively state that E&E Brazil had obtained the necessary permits for the surveys and collections of specimens under applicable Brazilian regulations and that the protected conservation area is not clearly marked to show its boundaries.  The claim of violations against one of the four employees was dismissed.  The remaining three employees have fines assessed against them that are being appealed through the federal courts. Violations against E&E Brazil are pending agency determination.  At January 26, 2019, the Company recorded a reserve of approximately $0.4 million in other accrued liabilities related to these claims.

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

Executive Overview

Management generally assesses operating performance and makes strategic decisions based on the geographic regions in which we do business.  We report separate operating segment information for our United States (“U.S.”) and South American operations.  Our active subsidiaries during the six months ended January 26, 2019 are listed in the following table.

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

	Three Months Ended
	January 26, 2019	January 27, 2018 (Restated)	$ Change	% Change
	($ in thousands)
U.S. operations:
Gross revenue	$16,303	$16,384	$(81)	---%
Gross revenue less subcontract costs	13,400	13,577	(177)	(1)%
Cost of professional services and other direct operating expenses	6,145	6,396	(251)	(4)%
Gross margin	7,255	7,181	74	1%
Selling, general and administrative expenses	7,835	7,745	89	1%

South American operations:
Gross revenue	$3,949	$4,905	$(956)	(19)%
Gross revenue less subcontract costs	3,233	3,283	(50)	(2)%
Cost of professional services and other direct operating expenses	1,629	1,570	59	4%
Gross margin	1,604	1,713	(109)	(6)%
Selling, general and administrative expenses	1,617	1,738	(121)	(7)%
Income from equity method investment	171	221	(50)	(23)%

Consolidated totals:
Gross revenue	$20,252	$21,289	$(1,037)	(5)%
Gross revenue less subcontract costs	16,633	16,860	(227)	(1)%
Cost of professional services and other direct operating expenses	7,774	7,966	(192)	(2)%
Gross margin	8,859	8,894	(35)	---%
Selling, general and administrative expenses	9,452	9,483	(32)	---%
Income from equity method investment	171	221	(50)	(23)%

	Six Months Ended
	January 26, 2019	January 27, 2018 (Restated)	$ Change	% Change
	($ in thousands)

U.S. operations:
Gross revenue	$34,313	$37,219	$(2,906)	(8)%
Gross revenue less subcontract costs	27,599	29,767	(2,168)	(7)%
Cost of professional services and other direct operating expenses	12,641	13,413	(772)	(6)%
Gross margin	14,958	16,354	(1,396)	(9)%
Selling, general and administrative expenses	15,673	16,057	(384)	(2)%

South American operations:
Gross revenue	$7,691	$10,175	$(2,484)	(24)%
Gross revenue less subcontract costs	6,212	6,849	(637)	(9)%
Cost of professional services and other direct operating expenses	3,267	3,171	96	3%
Gross margin	2,945	3,678	(733)	(20)%
Selling, general and administrative expenses	2,979	3,208	(229)	(7)%
Income from equity method investment	231	239	(8)	(3)%

Consolidated totals:
Gross revenue	$42,004	$47,394	$(5,390)	(11)%
Gross revenue less subcontract costs	33,811	36,616	(2,805)	(8)%
Cost of professional services and other direct operating expenses	15,908	16,584	(676)	(4)%
Gross margin	17,903	20,032	(2,129)	(11)%
Selling, general and administrative expenses	18,652	19,265	(613)	(3)%
Income from equity method investment	231	239	(8)	(3)%

We reported a consolidated net loss of $0.3 million ($0.07 per share) for the quarter ended January 26, 2019, compared with a consolidated net loss of $0.5 million ($0.12 per share) for the second quarter of the prior fiscal year.  For the six months ended January 26, 2019 and January 27, 2018, we reported a consolidated net loss of $0.4 million ($0.10 per share) and consolidated net income of $0.1 million, respectively.  Net (loss) income by operating segment is summarized in the following table.

	Three Months Ended		Six Months Ended
	January 26, 2019	January 27, 2018 (Restated)	January 26, 2019	January 27, 2018 (Restated)
	(in thousands)

Net (loss) income attributable to EEI:
U.S. operations (a)	$(294)	$(480)	$(402)	$(176)
South American operations (b)	(15)	(39)	(27)	245
Total	$(309)	$(519)	$(429)	$69

Gross margin represents gross revenue less subcontract costs and cost of professional services and other direct operating expenses.  The Company generally earns a higher gross margin from its U.S. operations than gross margin earned from its South American operations.  As a percentage of gross revenue, the consolidated gross margin percentage of 43.7% and 42.6% for the quarter and six months ended January 26, 2019, respectively, increased slightly from the same periods of the prior fiscal year, due mainly to a higher percentage of consolidated gross revenue being generated from U.S. operations.

Results of Operations

Gross Revenue and Gross Revenue less Subcontract Costs

Gross revenue by contract type is summarized in the following table.

	Three Months Ended		Six Months Ended
	January 26, 2019	January 27, 2018 (Restated)	January 26, 2019	January 27, 2018 (Restated)
	(in thousands)

Time and materials	$9,629	$8,833	$18,897	$18,765
Fixed price	6,997	7,667	14,339	17,286
Cost-plus	3,626	4,789	8,768	11,343
Consolidated gross revenue	$20,252	$21,289	$42,004	$47,394

Gross revenue less subcontract costs is a key metric utilized by management for operational monitoring and decision-making.  References to “revenue” in the following commentary refer to gross revenue less subcontract costs, which is summarized by operating segment in the following tables.

	Three Months Ended
Operating Segment	January 26, 2019	January 27, 2018 (Restated)	$ Change	% Change
	($ in thousands)

U.S. operations	$13,400	$13,577	$(177)	(1)%

South American operations:
Chile	1,082	1,506	(424)	(28)%
Brazil	2,197	1,747	450	26%
Other	(46)	30	(76)	--- (a)
Total South American operations	3,233	3,283	(50)	(2)%

Consolidated gross revenue less subcontract costs	$16,633	$16,860	$(227)	(1)%

	Six Months Ended
Operating Segment	January 26, 2019	January 27, 2018 (Restated)	$ Change	% Change
	($ in thousands)

U.S. operations	$27,599	$29,767	$(2,168)	(7)%

South American operations:
Peru	1,995	3,254	(1,259)	(39)%
Brazil	4,225	3,552	673	19%
Other	(8)	43	(51)	--- (a)
Total South American operations	6,212	6,849	(637)	(9)%

Consolidated gross revenue less subcontract costs	$33,811	$36,616	$(2,805)	(8)%

(a)	Percent change is not relevant because of the relatively immaterial amounts for all periods presented.

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

U.S. Operations

Revenue from U.S. operations decreased 1% during the second quarter and decreased 7% during first six months of fiscal year 2019 compared with the same periods of the prior fiscal year.

During the second quarter and first six months of 2019, the Company recognized revenue growth from survey, impact assessment, planning and data management services provided to clients in the LNG, offshore resources and resilient communities markets.  However, this revenue growth was more than offset by decreases in revenue from the pipeline, onshore renewables, armed services and site assessment and remediation markets, as projects completed during fiscal year 2018 and the first quarter of fiscal year 2019 were not replaced with new work of comparable size.  In addition, the federal government shutdown that occurred during the second quarter of fiscal year 2019 delayed new work authorizations, affected ongoing project schedules and postponed revenue delivery on various federal government contracts.

South American Operations

Revenue from our Brazilian operations increased 26% and 19% during the second quarter and first six months of fiscal year 2019, respectively, compared with the same periods of the prior year.  In local currency, revenue from our Brazilian operations increased 30% due mainly to increased project volumes with commercial clients in the transmission, energy and mining sectors.  Strengthening of the U.S. dollar compared to the Brazilian Real significantly offset the positive impact of higher project volumes.

Revenue from our Peruvian operations decreased 28% and 39% during the second quarter and first six months of fiscal year 2019, respectively, compared with the same periods of the prior year, due to lower project volumes with commercial clients in the energy sector.

Cost of Professional Services and Other Direct Operating Expenses

Cost of professional services and other direct operating expenses represents labor and other direct costs of providing services to our clients under our project agreements.  These costs, and fluctuations in these costs, generally correlate directly with related project work volumes and revenues.  Cost of professional services and other direct operating expenses by operating segment are summarized in the following tables.

	Three Months Ended
Operating Segment	January 26, 2019	January 27, 2018 (Restated)	$ Change	% Change
	($ in thousands)

U.S. operations	$6,145	$6,396	$(251)	(4)%

South American operations:
Peru	319	540	(221)	(41)%
Brazil	1,302	1,006	296	29%
Other	8	24	(16)	--- (a)
Total South American operations	1,629	1,570	59	4%

Consolidated cost of professional services and other direct operating expenses	$7,774	$7,966	$(192)	2%

	Six Months Ended
Operating Segment	January 26, 2019	January 27, 2018 (Restated)	$ Change	% Change
	($ in thousands)

U.S. operations	$12,641	$13,413	$(772)	(6)%

South American operations:
Peru	720	1,088	(368)	(34)%
Brazil	2,526	2,055	471	23%
Other	21	28	(7)	--- (a)
Total South American operations	3,267	3,171	96	3%

Consolidated cost of professional services and other direct operating expenses	$15,908	$16,584	$(676)	(4)%

(a)	Percent change is not relevant because of the relatively immaterial amounts for all periods presented.

Consolidated Cost of professional services and other direct operating expenses increased 2% and decreased 4% during the second quarter and first six months of fiscal year 2019, respectively, compared with the same periods of the prior year.  Higher direct costs in our Brazilian operations were more than offset by lower costs in the U.S. and Peru.  These fluctuations in direct operating expenses generally correspond with increases or decreases in project revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses represent operating costs not directly associated with the generation of revenue.  Selling, general and administrative expenses by operating segment are summarized in the following tables.

	Three Months Ended
Operating Segment	January 26, 2019	January 27, 2018 (Restated)	$ Change	% Change
	($ in thousands)

U.S. operations	$7,835	$7,745	$89	1%

South American operations:
Peru	728	857	(129)	(15)%
Brazil	841	861	(20)	(2)%
Other	48	20	28	--- (a)
Total South American operations	1,617	1,738	(121)	(7)%

Consolidated selling, general and administrative expenses	$9,452	$9,483	$(32)	---%

	Six Months Ended
Operating Segment	January 26, 2019	January 27, 2018 (Restated)	$ Change	% Change
	($ in thousands)

U.S. operations	$15,673	$16,057	$(384)	(2)%

South American operations:
Peru	1,393	1,660	(267)	(16)%
Brazil	1,509	1,507	2	---%
Other	77	41	36	--- (a)
Total South American operations	2,979	3,208	(229)	(7)%

Consolidated selling, general and administrative expenses	$18,652	$19,265	$(613)	(3)%

(a)	Percent change is not relevant because of the relatively immaterial amounts for all periods presented.

U.S. Operations

Selling, general and administrative expenses increased 1% and decreased 2% during the second quarter and first six months of fiscal year 2019, respectively, compared with the same periods of the prior year.  In response to the trend of lack of revenue growth and erosion of profits during recent fiscal years, management implemented a restructuring plan that includes a reduction in workforce and other expense reductions during the second half of fiscal year 2019.  Refer to “Corporate Reorganization and Staff Reduction Programs Initiated in Fiscal Year 2019” below for additional commentary.

South American Operations

Selling, general and administrative expenses in our Peruvian operations decreased 15% and 16% second quarter and first six months of fiscal year 2019, respectively, compared with the same periods of the prior year.  Management implemented targeted cost reductions in response to lower project volumes and lower expectations for future work.

Selling, general and administrative expenses in our Brazilian operations decreased 2% during the second quarter of fiscal year 2019 and was relatively unchanged during the first six months of fiscal year 2019, compared with the same periods of the prior year.  In local currency, staff and other costs increased 28% due to increased project proposal activity and increased general and administrative costs to support higher project volumes and expanded operations.  Strengthening of the U.S. dollar compared to the Brazilian Real significantly offset the increases in expenses due to expanded operations.

Income from Equity Method Investment

The Company’s equity method investment in GAC had a carrying value of $2.3 million and $2.1 million at January 26, 2019 and July 31, 2018, respectively.  The Company’s ownership percentage was 55.1% at both dates.  The equity method investment in GAC is included within the Company’s South American operating segment.  Activity recorded for the Company’s equity method investment during the six months ended January 26, 2019 and January 27, 2018 is summarized in the following table.

	Six Months Ended
	January 26, 2019	January 27, 2018 (Restated)
	(in thousands)

Equity investment carrying value at beginning of period	$2,058	$1,464
GAC net income attributable to EEI	231	239
Equity investment carrying value at end of period	$2,289	$1,703

The results of GAC’s operations for the six months ended January 26, 2019 and January 27, 2018 are summarized in the following table.

	Six Months Ended
	January 26, 2019	January 27, 2018
	(in thousands)

Gross revenue	$6,147	$5,267
Direct cost of services and subcontract costs	3,682	3,165
Income from operations	597	611
Net income	419	434
Net income attributable to EEI	231	239

Income Taxes

During interim reporting periods, the effective tax rate may be impacted by changes in the mix of forecasted income from the U.S. and foreign jurisdictions where the Company operates, by changes in tax rates within those jurisdictions, or by significant unusual or infrequent items that could change assumptions used in the calculation of the income tax provision.

The estimated effective tax rate decreased to 55.0% for the six months ended January 26, 2019 from 66.5% for the six months ended January 27, 2018.  The decrease in the estimated effective tax rate resulted mainly from changes in U.S. corporate income tax regulations included in the Tax Cuts and Jobs Act enacted in December 2017 (the “Tax Act”), which included:

•	A reduction our in the U.S. corporate income tax rate to 21% for the six months ended January 26, 2019, compared with a blended rate of 26% for the six months ended January 27, 2018.
•
Certain one-time tax items, including revaluation of deferred tax assets and liabilities and the effect of a new territorial tax system, that increased our federal income tax expense by a combined $0.4 million for the six-months ended January 27, 2018.  We did not record any similar or other unusual adjustments to federal income tax expense during the six months ended January 26, 2019.

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

Liquidity and Capital Resources

Cash, cash equivalents and restricted cash decreased $2.5 million during the first six months of fiscal year 2019.  Historically, cash generated from our operating activities has exceeded cash required for investing and financing activities.  However, recent declines in revenue and profits from our U.S. and Peruvian operations have had a detrimental impact on cash generated from operating activities.  In addition, higher revenue from our Brazilian operations during recent reporting periods represented initial resource outlays on new projects that have not yet been billed to and collected from our clients.  After initial outlays of cash for employee severance and termination benefits, the Corporate Restructuring Plan and Staff Reduction Programs described above are expected to have a significant positive impact on our cash and liquidity position during the fourth quarter of fiscal year 2019 and future reporting periods.

Our Board of Directors considers the approval dividends to our shareholders based on various operating parameters, including available cash balances, results of current operations and projections of future operating results and cash flows.  Excluding the payment of $0.9 million of dividends to shareholders that our Board of Directors approved on a discretionary basis, cash decreased $1.6 million during the period.

Our U.S. operations had $32.5 million of unsecured lines of credit available to fund working capital requirements.  There were no cash advances and less than $0.1 million of letters of credit outstanding under these lines of credit at January 26, 2019.  Our lenders have reaffirmed the lines of credit within the past twelve months.  We believe that available cash balances, anticipated cash flows and our available lines of credit will be sufficient to cover working capital requirements of our U.S. operations during the next twelve months and the foreseeable future.

Our South American operations had $3.4 million of unsecured lines of credit available to fund working capital requirements.  There were $0.2 million of cash advances and $1.7 million of letters of credit outstanding under these lines of credit at January 26, 2019.  Our lenders have reaffirmed the lines of credit within the past twelve months.  Our South American operations are located in countries where local economies have historically had volatile reactions to changing global and local economic conditions.  There is continual risk that economic uncertainty will have an impact on our operations and liquidity position in South America.  Although we currently believe that available cash balances, anticipated cash flows, and available lines of credit will be sufficient to cover working capital requirements of our South American operations in the near future, economic uncertainty and volatility may challenge our liquidity position in the longer term.  In the event that these subsidiaries are unable to generate adequate cash flow to fund their operations, additional funding from EEI or lending institutions will be considered.

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

Firm backlog by operating segment is summarized in the following table.

	January 26, 2019	July 31, 2018
	(in thousands)
Total firm backlog of uncompleted contracts:
U.S. operations	$51,744	$49,081
South American operations	14,721	9,465
Consolidated totals	$66,465	$58,546

Anticipated completion of firm backlog in next twelve months:
U.S. operations	$43,716	$42,991
South American operations	8,909	8,325
Consolidated totals	$52,625	$51,316

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

Inflation

Inflation did not have a material impact on our business during the six months ended January 26, 2019 or January 27, 2018 because a significant amount of our contracts are either cost based or contain commercial rates for services that are adjusted annually.

Off-Balance Sheet Arrangements

We had outstanding letters of credit drawn under our lines of credit to support operations of $1.7 million at January 26, 2019 and July 31, 2018.  Other than these letters of credit, we did not have any off-balance sheet arrangements as of January 26, 2019 or July 31, 2018.

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

As of the end of the period covered by this report, our management, with the participation of our Acting Principal Executive Officer and Acting Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 promulgated under the Exchange Act.  As a consequence of the material weaknesses discussed below, our Acting Principal Executive Officer and Acting Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective at January 26, 2018.

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

As described in Note 2 of the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, management determined that an error in accounting for EEI’s investment in GAC resulted in a material misstatement of the Company’s consolidated financial statements reported prior to July 31, 2018.  Management identified deficiencies related to determining the appropriate application of accounting when assessing whether the Company’s investments in subsidiaries should be consolidated or accounted for under the equity method of accounting.  Specifically, the deficiencies relate to its process to review all factors necessary to assess its influence and control over the operations of its subsidiaries, and to assess the proper accounting for its investments in subsidiaries.  The financial statements for the three and six months ended January 27, 2018 have been restated to correct this error.

With input from the Audit Committee, management developed, and is in the process of implementing, a remediation plan to address the material weaknesses as of July 31, 2018 noted above.  Specifically, the following controls and procedures will be established or strengthened to address the material weaknesses.

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

Internal Controls

Other than certain controls added or improved to address the material weaknesses described above, no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended January 26, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(e)  Purchased Equity Securities.  In August 2010, the Company’s Board of Directors approved a 200,000 share repurchase program.  The following table summarizes the Company’s purchases of its common stock during the six months ended January 26, 2019 under this share repurchase program:

Fiscal Year 2018 Reporting Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

August 2018	---	---	---	77,082
September 2018	---	---	---	77,082
October 2018	---	---	---	77,082
November 2018	---	---	---	77,082
December 2018	---	---	---	77,082
January 2019	---	---	---	77,082

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a)	31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

(l)
The Company filed a Current Report on Form 8-K on April 16, 2019 to announce that : (i) Fred J. McKosky, Technical Operations Director, declared his intention to retire shortly after the end of the Company’s fiscal year ending July 31, 2019; and (ii) Kurt Zmich was promoted to Senior Vice President of Operations effective April 11, 2019, replacing Mr. McKosky as the Company’s principal operating officer.

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

Ecology and Environment Inc.

Date:	May 31, 2019	By:	/s/ Peter F. Sorci
Peter F. Sorci
Acting Chief Financial Officer