Form 10-Q
period 2019-04-27
ECOLOGY & ENVIRONMENT INC
filed 2019-06-17
CIK 809933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 27, 2019

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

Securities registered pursuant to section 12(b) of the Act

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

At May 31, 2019, 3,114,400 shares of Registrant’s Class A Common Stock (par value $.01) and 1,200,735 shares of Registrant’s Class B Common Stock (par value $.01) were outstanding.

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

The financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2018, as filed with the Securities and Exchange Commission on May 31, 2019,  included a restated consolidated balance sheet at July 31, 2017, and restated consolidated statements of operations, comprehensive income, cash flows and shareholders’ equity for the fiscal years ended July 31, 2017 and 2016.  The unaudited condensed consolidated financial statements included in the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 27, 2018 filed on May 31, 2019 included restated unaudited condensed consolidated statements of operations, comprehensive income and cash flows for the three months ended October 28, 2017.  The unaudited condensed consolidated financial statements included in the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 26, 2019 filed on May 31, 2019 included restated unaudited condensed consolidated statements of operations and comprehensive income for the three and six months ended January 27, 2018 and a restated unaudited condensed consolidated statement of cash flows for the six months ended January 27, 2018.  This Quarterly Report on Form 10-Q includes restated unaudited condensed consolidated statements of operations and comprehensive income for the three and nine months ended April 28, 2018 and a restated unaudited condensed consolidated statement of cash flows for the nine months ended April 28, 2018.  Tables related to revenues, operating expenses and income taxes for the three and nine months ended April 28, 2018 included in Item 2 of this Quarterly Report on Form 10-Q have also been restated.

Collectively, the adjustments necessary to deconsolidate GAC’s unaudited financial statements and correctly account for the Company’s investment in GAC under the equity method of accounting are referred to as the “GAC Deconsolidation Adjustments.”  In addition to the GAC Deconsolidation Adjustments, previously filed financial statements for the three and nine months ended April 28, 2018 were also adjusted to correct other errors in the financial statements and disclosures that were deemed to be immaterial on an individual basis and in the aggregate for the quarter (the “Out of Period Adjustments”).  Specific impacts of the GAC Deconsolidation Adjustments and Out of Period Adjustments on various financial statement line items are summarized in Note 2 of the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

Ecology and Environment Inc.
Condensed Consolidated Balance Sheets
Unaudited
(amounts in thousands, except share data)

	April 27, 2019	July 31, 2018
Assets
Current assets:
Cash and cash equivalents	$9,646	$13,496
Investment securities available for sale	1,545	1,497
Contract receivables, net	24,769	25,615
Income tax receivable	1,560	1,230
Other current assets	1,825	1,752

Total current assets	39,345	43,590

Property, buildings and equipment, net of accumulated depreciation of $16,967 and $16,799, respectively	3,397	3,870
Deferred income taxes	831	789
Equity method investment	2,005	2,058
Other assets	2,491	2,522

Total assets	$48,069	$52,829
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,929	$5,635
Lines of credit	620	-
Accrued payroll costs	5,097	6,066
Current portion of long-term debt and capital lease obligations	39	54
Customer deposits	2,818	3,191
Other accrued liabilities	1,561	1,382

Total current liabilities	14,064	16,328

Income taxes payable	-	-
Deferred income taxes	-	-
Long-term debt and capital lease obligations	23	54
Commitments and contingencies (Note 13)	-	-

Shareholders’ equity:
Preferred stock, par value $.01 per share (2,000,000 shares authorized; no shares issued)	-	-
Class A common stock, par value $.01 per share (6,000,000 shares authorized; 3,188,720 and 3,041,911 shares issued, respectively)	32	30
Class B common stock, par value $.01 per share; (10,000,000 shares authorized; 1,205,005 and 1,351,814 shares issued, respectively)	12	14
Capital in excess of par value	17,662	17,558
Retained earnings	18,645	20,973
Accumulated other comprehensive loss	(1,879)	(1,885)
Treasury stock, at cost (Class A common: 78,590 shares and 15,789 shares, respectively; Class B common: 0 shares and 64,801 shares, respectively)	(884)	(907)

Total Ecology and Environment Inc. shareholders’ equity	33,588	35,783
Noncontrolling interests	394	664

Total shareholders’ equity	33,982	36,447

Total liabilities and shareholders’ equity	$48,069	$52,829

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ecology and Environment Inc.
Condensed Consolidated Statements of Operations
Unaudited
(amounts in thousands, except share data)

	Three Months Ended		Nine Months Ended
	April 27, 2019	April 28, 2018 (Restated)	April 27, 2019	April 28, 2018 (Restated)

Gross revenue	$21,775	$20,677	$63,780	$68,071

Cost of professional services and other direct operating expenses	8,810	7,910	24,718	24,494
Subcontract costs	2,992	2,640	11,185	13,418
Selling, general and administrative expenses	10,504	9,949	29,156	29,213
Depreciation and amortization	243	282	784	801

(Loss) income from operations	(774)	(104)	(2,063)	145

Income from equity method investment	64	137	295	376
Net interest income (expense)	32	58	130	56
Net foreign exchange gain (loss)	(7)	11	2	(10)
Other income (expense)	(42)	25	(35)	37

(Loss) income before income tax provision	(727)	127	(1,671)	604
Income tax provision (benefit)	227	(38)	(292)	279

Net (loss) income	(954)	165	(1,379)	325

Net income attributable to noncontrolling interests	(76)	(96)	(80)	(187)

Net (loss) income attributable to Ecology and Environment Inc.	$(1,030)	$69	$(1,459)	$138

Net (loss) income per common share: basic and diluted	$(0.24)	$0.02	$(0.34)	$0.03

Weighted average common shares outstanding: basic and diluted	4,315,135	4,301,604	4,314,742	4,301,604

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ecology and Environment Inc.
Condensed Consolidated Statements of Comprehensive Income
Unaudited
(amounts in thousands)

	Three Months Ended		Nine Months Ended
	April 27, 2019	April 28, 2018 (Restated)	April 27, 2019	April 28, 2018 (Restated)

Net (loss) income including noncontrolling interests	$(954)	$165	$(1,379)	$325
Foreign currency translation adjustments	11	(37)	(69)	-
Unrealized investment losses, net	-	(10)	-	(26)
Comprehensive (loss) income	(943)	118	(1,448)	299
Comprehensive (income) loss attributable to noncontrolling interests	(73)	(62)	(10)	(185)

Comprehensive (loss) income attributable to Ecology and Environment Inc.	$(1,016)	$56	$(1,458)	$114

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ecology and Environment Inc.
Condensed Consolidated Statements of Cash Flows
Unaudited
(amounts in thousands)

	Nine Months Ended
	April 27, 2019	April 28, 2018 (Restated)
Cash flows from operating activities:
Net (loss) income	$(1,379)	$325
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	784	801
Provision for deferred income taxes	(53)	(61)
Share based compensation expense	127	94
Gain on sale of assets and investment securities	(40)	(19)
Net recoveries of contract adjustments	(2)	(60)
Net bad debt recoveries	(96)	(63)
Changes in:
- contract receivables	795	7,773
- other current assets	(216)	72
- income tax receivable	(342)	266
- equity method investment	53	(376)
- other non-current assets	3	254
- accounts payable	(809)	(2,668)
- accrued payroll costs	(921)	(1,539)
- income taxes payable	-	286
- customer deposits	(331)	636
- other accrued liabilities	210	(295)
Net cash (used in) provided by operating activities	(2,217)	5,426

Cash flows from investing activities:
Purchase of property, buildings and equipment	(371)	(654)
Proceeds from sale of equipment	69	19
(Purchase) sale of investment securities	(24)	(23)
Net cash used in investing activities	(326)	(658)

Cash flows from financing activities:
Dividends paid	(1,726)	(1,721)
Repayment of debt	(43)	(373)
Net borrowings (repayments) under lines of credit	632	(356)
Distributions to noncontrolling interests	(177)	(322)
Net cash used in financing activities	(1,314)	(2,772)

Effect of exchange rate changes on cash and cash equivalents	(3)	(46)

Net (decrease) increase in cash, cash equivalents and restricted cash	(3,860)	1,950
Cash, cash equivalents and restricted cash at beginning of period	13,746	13,135

Cash, cash equivalents and restricted cash at end of period	$9,886	$15,085

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$21	$36
Income taxes	331	87
Supplemental disclosure of non-cash items:
Proceeds from capital lease obligations	-	59

The accompanying notes are an integral part of these condensed consolidated financial statements.

 Ecology and Environment Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited

1.	Organization and Basis of Presentation

Ecology and Environment Inc., (“EEI”) was incorporated in 1970 as a global broad-based environmental consulting firm whose underlying philosophy is to provide professional services worldwide so that sustainable economic and human development may proceed with acceptable impact on the environment.  During the nine months ended April 27, 2019, EEI and its subsidiaries (collectively, the “Company”) included six active wholly-owned and majority-owned operating subsidiaries located in four countries (the United States of America (the “U.S.”), Brazil, Peru, and Ecuador), and one majority-owned equity investment in Chile.  During the three months ended April 26, 2019, the Company sold its majority interest in its subsidiary in Ecuador, which is not expected to have a material impact on its consolidated results of operations, financial position or cash flows for future reporting periods.  The Company’s staff is comprised of individuals representing numerous scientific, engineering, health, and social disciplines working together in multidisciplinary teams to provide innovative environmental solutions.  The majority of employees hold bachelor’s and/or advanced degrees in such areas as chemical, civil, mechanical, sanitary, soil, structural and transportation engineering, biology, geology, hydrogeology, ecology, urban and regional planning and oceanography.  The Company’s client list includes governments, industries, multinational corporations, organizations, and private companies.

The Company prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).  The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of such information.  All such adjustments are of a normal recurring nature.

Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), including a description of significant accounting policies, have been condensed or omitted pursuant to SEC rules and regulations.  Therefore, these financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2018 filed with the SEC (the “2018 Annual Report”).  Other than new or revised accounting policies resulting from the adoption of new accounting pronouncements described in Note 3 of these condensed consolidated financial statements, the accounting policies followed by the Company for preparation of the consolidated financial statements included in the 2018 Annual Report were also followed for this quarterly report.  The condensed consolidated results of operations for the three and nine months ended April 27, 2019 are not necessarily indicative of the results for any subsequent period or the entire fiscal year ending July 31, 2019.

2.	Restatement of Unaudited Condensed Consolidated Financial Statements

As previously disclosed in the Current Report on Form 8-K filed by the Company with the SEC on December 12, 2018, the Audit Committee of the Board of Directors (the “Audit Committee”) determined that the Company’s previously issued financial statements for quarterly periods prior to July 31, 2018 can no longer be relied upon due to errors related to accounting for EEI’s investment in Gestion Ambiental Consultores S.A. (“GAC”) since 1999.  The financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2018 included a restated consolidated balance sheet at July 31, 2017, and restated consolidated statements of operations, comprehensive income, cash flows and shareholders’ equity for the fiscal years ended July 31, 2017 and 2016 (the “Restated Annual Financial Statements”).  The Company’s Quarterly Reports on Forms 10-Q for the periods ended October 27, 2018 and January 26, 2019 included restated unaudited condensed consolidated statements of operations, comprehensive income and cash flows for the three months ended October 28, 2017 and the three and six months ended January 27, 2018 (the “Restated Unaudited Condensed Consolidated Financial Statements”).  This Quarterly Report on Form 10-Q includes restated unaudited condensed consolidated statements of operations, comprehensive income and cash flows for the three and nine months ended April 28, 2018.  Tables related to revenues, operating expenses and income taxes for the three and nine months ended April 28, 2018 included in Item 2 of this Quarterly Report on Form 10-Q have also been restated.

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

Collectively, the adjustments necessary to deconsolidate GAC’s unaudited financial statements and correctly account for the Company’s investment in GAC under the equity method of accounting are referred to as the “GAC Deconsolidation Adjustments.”  For the three months ended April 28, 2018, the GAC Deconsolidation Adjustments resulted in decreases of $2.8 million, $0.3 million and less than $0.1 million in consolidated gross revenue, income before income tax provision and net income attributable to EEI, respectively.  For the nine months ended April 28, 2018, the GAC Deconsolidation Adjustments resulted in decreases of $8.1 million, $0.7 million and less than $0.1 million in consolidated gross revenue, income before income tax provision and net income attributable to EEI, respectively.

In addition to the GAC Deconsolidation Adjustments, previously filed financial statements for the three and nine months ended April 28, 2018 were also adjusted to correct other errors in the financial statements and disclosures that were deemed to be immaterial on an individual basis and in the aggregate for those reporting periods (the “Out of Period Adjustments”).  For the three months ended April 28, 2018, the Out of Period Adjustments resulted in decreases of $0.2 million, less than $0.1 million and $0.1 million of consolidated gross revenue, income before income tax provision and net income attributable to EEI, respectively.  For the nine months ended April 28, 2018, the Out of Period Adjustments resulted in increases of $0.3 million, less than $0.1 million and $0.3 million of consolidated gross revenue, income before income tax provision and net income attributable to EEI, respectively.

The “As Previously Reported” amounts in the tables below represent the amounts reported in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 28, 2018, filed with the SEC on June 12, 2018.

Ecology and Environment Inc.
Condensed Consolidated Statements of Operations
(amounts in thousands, except share data)

	Three Months Ended April 28, 2018
	As Previously Reported	GAC Deconsolidation Adjustments	Out of Period Adjustments	Restated

Gross revenue	$23,728	$(2,828)	$(223)	$20,677

Direct cost of professional services and other direct operating expenses	8,793	(883)	-	7,910
Subcontract costs	3,585	(733)	(212)	2,640
Selling, general and administrative expenses	10,700	(751)	-	9,949
Depreciation and amortization	291	(9)	-	282

Income (loss) from operations	359	(452)	(11)	(104)

Income from equity method investment	-	137	-	137
Net interest income (expense)	52	6	-	58
Net foreign exchange (loss) gain	15	(4)	-	11
Other income (expense)	24	1	-	25

Income (loss) before income tax provision	450	(312)	(11)	127
Income tax provision	43	(121)	40	(38)

Net (loss) income	407	(191)	(51)	165

(Income) loss attributable to noncontrolling interests	(243)	147	-	(96)

Net (loss) income attributable to Ecology and Environment Inc.	$164	$(44)	$(51)	$69

Net (loss) income per common share: basic and diluted	$0.04			$0.02

Weighted average common shares outatanding: basic and diluted	4,301,604			4,301,604

	Nine Months Ended April 28, 2018
	As Previously Reported	GAC Deconsolidation Adjustments	Out of Period Adjustments	Restated

Gross revenue	$75,892	$(8,093)	$272	$68,071

Direct cost of professional services and other direct operating expenses	27,352	(2,858)	-	24,494
Subcontract costs	15,082	(1,921)	257	13,418
Selling, general and administrative expenses	31,438	(2,225)	-	29,213
Depreciation and amortization	827	(26)	-	801

Income (loss) from operations	1,193	(1,063)	15	145

Income from equity method investment	-	376	-	376
Net interest income (expense)	39	17	-	56
Net foreign exchange (loss) gain	(12)	2	-	(10)
Other income (expense)	36	1	-	37

Income (loss) before income tax provision	1,256	(667)	15	604
Income tax provision	797	(280)	(238)	279

Net (loss) income	459	(387)	253	325

(Income) loss attributable to noncontrolling interests	(530)	342	1	(187)

Net (loss) income attributable to Ecology and Environment Inc.	$(71)	$(45)	$254	$138

Net (loss) income per common share: basic and diluted	$(0.02)			$0.03

Weighted average common shares outatanding: basic and diluted	4,301,604			4,301,604

Ecology and Environment Inc.
Condensed Consolidated Statements of Comprehensive Income
(amounts in thousands)

	Three Months Ended April 28, 2018
	As Previously Reported	GAC Deconsolidation Adjustments	Out of Period Adjustments	Restated

Net income including noncontrolling interests	$407	$(191)	$(51)	$165
Foreign currency translation adjustments	(1)	(36)	-	(37)
Unrealized investment (losses) gains, net	(10)	-	-	(10)

Comprehensive income	396	(227)	(51)	118
Comprehensive (income) loss attributable to noncontrolling interests	(209)	147	-	(62)

Comprehensive income attributable to EEI	$187	$(80)	$(51)	$56

	Nine Months Ended April 28, 2018
	As Previously Reported	GAC Deconsolidation Adjustments	Out of Period Adjustments	Restated

Net income including noncontrolling interests	$459	$(387)	$253	$325
Foreign currency translation adjustments	194	(194)	-	-
Unrealized investment (losses) gains, net	(26)	-	-	(26)

Comprehensive income	627	(581)	253	299
Comprehensive (income) loss attributable to noncontrolling interests	(603)	418	-	(185)

Comprehensive income attributable to EEI	$24	$(163)	$253	$114

Ecology and Environment Inc.
Condensed Consolidated Statement of Cash Flows
(amounts in thousands)

	Nine Months Ended April 28, 2018
	As Previously Reported	Impact of GAC Deconsolidation	Other Adjustments	Restated
Cash flows from operating activities:
Net income	$459	$(387)	$253	$325
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	827	(26)	-	801
Provision for deferred income taxes	380	(599)	158	(61)
Share based compensation expense	-	-	94	94
Gain on sale of assets and investment securities	(19)	-	-	(19)
Net recoveries of contract adjustments	(60)	-	-	(60)
Net bad debt recoveries	(96)	33	-	(63)
Changes in:
- contract receivables	8,063	175	(465)	7,773
- other current assets	(46)	(5)	123	72
- income tax receivable	275	387	(396)	266
- equity method investment	-	(376)	-	(376)
- other non-current assets	(54)	296	12	254
- accounts payable	(2,784)	(117)	233	(2,668)
- accrued payroll costs	(1,409)	(130)	-	(1,539)
- income taxes payable	285	1	-	286
- customer deposits	505	131	-	636
- other accrued liabilities	(601)	306	-	(295)
Net cash provided by used in operating activities	5,725	(311)	12	5,426

Cash flows from investing activities:
Purchase of property, building and equipment	(702)	48	-	(654)
Proceeds from sale of building and equipment	19	-	-	19
Purchase of investment securities	(23)	-	-	(23)
Net cash used in investing activities	(706)	48	-	(658)

Cash flows from financing activities:
Dividends paid	(1,721)	-	-	(1,721)
Repayment of debt	(373)	-	-	(373)
Net borrowings (repayment) of lines of credit	(577)	221	-	(356)
Distributions to noncontrolling interests	(322)	-	-	(322)
Net cash used in financing activities	(2,993)	221	-	(2,772)

Effect of exchange rate changes on cash and cash equivalents	38	(71)	(13)	(46)

Net increase in cash, cash equivalents and restricted cash	2,064	(113)	(1)	1,950
Cash, cash equivalents and restricted cash at beginning of period	13,343	(208)	-	13,135

Cash, cash equivalents and restricted cash at end of period	$15,407	$(321)	$(1)	$15,085

3.	Recent Accounting Pronouncements

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

Accounting Pronouncements Adopted During the Nine Months Ended April 27, 2019

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”).  ASU 2014-09, as amended by subsequent ASUs that amended and clarified the guidance in ASU 2014-09, forms the basis for FASB ASC Topic 606 (“ASC Topic 606”), which superseded previous authoritative U.S. GAAP guidance regarding revenue recognition.  The Company adopted ASC Topic 606 effective August 1, 2018.  Refer to Note 7 of these condensed consolidated financial statements for additional disclosures regarding the Company’s adoption of ASC Topic 606.

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
The Company received $0.2 million of dividends from its equity method investee during the nine months ended April 27, 2019 that are included in cash flows from operating activities.

Accounting Pronouncements Not Yet Adopted as of April 27, 2019

In March 2016, FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”).  The main difference between previous U.S. GAAP and ASU 2016-02, as amended by subsequent ASUs that amended and clarified the guidance in ASU 2016-02, is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP.  ASU 2016-02 provides specific guidance for determining whether a contractual arrangement contains a lease, lease classification by lessees and lessors, initial and subsequent measurement of leases by lessees and lessors, sale and leaseback transactions, transition, and financial statement disclosures.  ASU 2016-02 requires entities to use a modified retrospective approach to apply its guidance, and includes a number of optional practical expedients that entities may elect to apply.  ASU 2016-02 will be effective for the Company beginning August 1, 2019.  Management is currently assessing the provisions of ASU 2016-02.  The Company anticipates that adoption of ASU 2016-02 will result in the addition of material right-of-use assets and lease liabilities to the Company’s consolidated balance sheet in addition to expanding required disclosures.  Management has not yet estimated the impact of ASU 2016-02 on the Company’s consolidated statements of operations and cash flows.

In June 2016, FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”).  The amendments included in this update affect entities holding financial assets, including trade receivables and investment securities available for sale, that are not accounted for at fair value through net income.  ASU 2016-13, as amended by subsequent updates that amended and clarified the guidance in ASU 2016-13, requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected.  The amendments included in this update also provide guidance for measurement of expected credit losses and for presentation of increases or decreases of expected credit losses on the statement of operations.  ASU No. 2016-13 will be effective for the Company beginning August 1, 2020.  Early adoption is permitted for the Company beginning August 1, 2019.  Management is currently assessing the provisions of ASU 2016-13 and has not yet estimated its impact on the Company’s consolidated financial statements.

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

4.	Significant Transactions During the Three Months Ended April 27, 2019

Staff Reduction Programs

In December 2018, the Company began to notify employees of a voluntary retirement program.  In February 2019, the Company began to notify affected employees of an involuntary separation program.  These programs (collectively, the “Staff Reduction Programs”), which are being implemented in connection with a corporate restructuring plan within the Company’s U.S. operating segment, were substantially completed by April 27, 2019 and are expected to be completed by July 31, 2019. Company management anticipates that the combined effect of the Staff Reduction Programs and other expense reduction initiatives will result in annual pre-tax cost savings of greater than $6.0 million.  During the three months ended April 27, 2019, the Company recorded and paid approximately $0.8 million of employee severance and termination expenses related to the Staff Reduction Programs, which was reported in selling, general and administrative expenses on the condensed consolidated statements of operations.  The Company expects to record additional severance expense of approximately $0.1 million during the three months ended July 31, 2019 in connection with the Staff Reduction Programs.

Expenses Associated with Restatements of Financial Statements

As described above, the Company restated its audited consolidated financial statements for the fiscal years ended July 31, 2016 and 2017 and unaudited condensed consolidated financial statements for the quarters ended October 28, 2017, January 27, 2018 and April 28, 2018.  Financial data included in tables and various accounting policies and commentaries included in the Company’s Restated 2019 Annual Report and Restated 2019 Quarterly Reports were also restated or otherwise revised.  These restatements required extensive internal and external resources to complete, including significant incremental fees paid to the Company’s independent auditors, tax consultants and external legal counsel.  The Company’s U.S. operating segment recorded incremental audit, tax and legal expenses of $0.9 million in selling, general and administrative expenses on the condensed consolidated statements of operations during the nine months ended April 27, 2019, $0.6 million of which was recorded during the three months ended April 27, 2019.

5.	Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash balances are summarized in the following table.

	April 27, 2019	July 31, 2018
	(in thousands)

Cash and cash equivalents	$9,646	$13,496
Restricted cash included in other assets	240	250
Total cash, cash equivalents and restricted cash	$9,886	$13,746

The Company considers all liquid instruments purchased with a maturity of three months or less to be cash equivalents.  Money market funds of less than $0.1 million and $0.4 million were included in cash and cash equivalents at April 27, 2019 and July 31, 2018, respectively.  Restricted cash included in other assets represents collateral for pending litigation matters in Brazil that are not expected to be resolved within one year from the balance sheet date.

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

The Company monitors the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy.  Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another.  In such instances, the Company reports the transfer as of the beginning of the reporting period.  The Company evaluated the significance of transfers between levels based upon the nature of the financial instrument.  There were no transfers in or out of levels 1, 2 or 3, respectively, during the nine months ended April 27, 2019 or the fiscal year ended July 31, 2018.

The carrying amount of cash, cash equivalents and restricted cash approximated fair value at April 27, 2019 and July 31, 2018.  These assets were classified as level 1 instruments at both dates.

Investment securities available for sale of $1.5 million at April 27, 2019 and July 31, 2018 primarily included mutual funds invested in U.S. municipal bonds, which the Company may immediately redeem without prior notice.  These mutual funds are valued at the net asset value (“NAV”) of shares held by the Company at period end as a practical expedient to estimate fair value.  These mutual funds are deemed to be actively traded, are required to publish their daily NAV and are required to transact at that price.

Prior to August 1, 2018, unrealized gains or losses related to investment securities available for sale were recorded in the consolidated balance sheets and statements of comprehensive income.  Subsequent to adoption of ASU 2016-01 effective August 1, 2018 (refer to Note 3 of these condensed consolidated financial statements), unrealized gains or losses related to investment securities available for sale are recorded in the consolidated statements of operations.  The cost basis of securities sold is based on the specific identification method.  The Company did not record any sales of investment securities during the nine months ended April 27, 2019 and April 28, 2018.

Long-term debt consists of bank loans and capitalized equipment leases.  Lines of credit consist of borrowings for working capital requirements.  Based on the relative immateriality of consolidated debt and line of credit borrowings, management believes that the carrying amount of these liabilities approximated fair value at April 27, 2019 and July 31, 2018.  These liabilities were classified as level 2 instruments at both dates.

There were no financial instruments classified as level 3 at April 27, 2019 and July 31, 2018.

7.	Revenue and Contract Receivables, net

Adoption of ASC Topic 606

The Company adopted ASC Topic 606 effective August 1, 2018.  Gross revenue for reporting periods beginning after July 31, 2018 is recognized under ASC Topic 606.  Gross revenue for previous reporting periods was recognized in accordance with historic accounting under U.S. GAAP, as summarized in revenue recognition policies included in the Company’s 2018 Annual Report.

The Company adopted ASC Topic 606 using the modified retrospective method.  As a practical expedient allowed under ASC Topic 606, the Company applied the new guidance only to contracts that were not completed as of the date of initial application.  The Company did not record any cumulative effect adjustment to retained earnings as of August 1, 2018, and did not record any material adjustment to gross revenue for the three or nine months ended April 27, 2019 as a result of applying the guidance in ASC Topic 606.

Revenue Recognition under ASC Topic 606

The Company recognizes substantially all of its revenue from the sale of labor hours under environmental consulting contracts.  Revenue reflected in the Company’s consolidated statements of operations represents services rendered for which the Company maintains a primary contractual relationship with its customers.  Included in revenue are certain services outside the Company’s normal operations that the Company has elected to subcontract to other contractors.

In accordance with ASC Topic 606, the Company identifies a contract with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to each performance obligation in the contract and recognizes revenue when (or as) the Company satisfies a performance obligation.  The Company recognizes the vast majority of its contractual revenue over time, as services are rendered and performance obligations are satisfied, because of the continuous transfer of control to the customer, and because the Company generally maintains the right to remuneration for efforts already expended under its contracts even if a customer terminates the contract.  The Company’s contracts with customers generally include payment terms that range from 30-90 days from the billing date.

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

Substantially all of the Company’s cost-plus contracts are with federal governmental agencies and, as such, are subject to audits after contract completion.  Government audits have been completed and final rates have been negotiated through fiscal year 2014.  The Company recorded an allowance for potential disallowances resulting from government audits of $0.7 million in other accrued liabilities at April 27, 2019 and July 31, 2018.  Adjustments to allowances for project disallowances are recorded as adjustments to revenue when the amounts are estimable.  Resolution of these amounts is dependent upon the results of government audits and other formal contract closeout procedures.

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

The Company expenses all bid and proposal and other pre-contract costs as incurred.

Contract Receivables, net and Contract Assets

Contract receivables, net are summarized in the following table.

	April 27, 2019	July 31, 2018
	(in thousands)
Contract Receivables:
Billed	$12,616	$12,905
Unbilled	13,324	13,994
Total contract receivables	25,940	26,899
Allowance for doubtful accounts	(1,171)	(1,284)
Contract receivables, net	$24,769	$25,615

Billed contract receivables represent amounts billed to clients in accordance with contracted terms but not collected as of the end of the reporting period.  Billed contract receivables may include: (i) amounts billed for revenue from efforts expended and fees earned in accordance with contractual terms; and (ii) progress billings in accordance with contractual terms that include revenue not yet earned as of the end of the reporting period.  The Company anticipates that substantially all billed contract receivables will be collected over the next twelve months.  Billed contract receivables included contractual retainage balances of $0.8 million and $1.4 million at April 27, 2019 and July 31, 2018, respectively.

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

The Company may record contract assets for the right to receive consideration from customers when that right is conditional based on future performance under a contract.  Contract assets are transferred to billed contract receivables when the right to consideration becomes unconditional.  The Company did not record any contract assets at April 27, 2019 or July 31, 2018.

At April 27, 2019 and July 31, 2018, management identified $0.3 million and $0.5 million, respectively, of contract receivables, net of related allowance for doubtful accounts, which are not expected to be collected within one year.  These receivable balances are included in other assets on the accompanying condensed consolidated balance sheets.

Allowance for Doubtful Accounts

Activity within the allowance for doubtful accounts is summarized in the following table.

	Three Months Ended		Nine Months Ended
	April 27, 2019	April 28, 2018 (Restated)	April 27, 2019	April 28, 2018 (Restated)
	(in thousands)

Balance at beginning of period	$1,234	$1,902	$1,284	$2,044
Provision for doubtful accounts during the period	89	154	159	246
Write-offs and recoveries of allowance recorded in prior periods	(152)	(444)	(272)	(678)
Balance at end of period	$1,171	$1,612	$1,171	$1,612

Contract Receivable Concentrations

Contract receivables and the allowance for doubtful accounts are summarized in the following table.

	April 27, 2019		July 31, 2018 Restated
	Total Billed and Unbilled Contract Receivables	Allowance for Doubtful Accounts	Total Billed and Unbilled Contract Receivables	Allowance for Doubtful Accounts
	(in thousands)

U.S. operations	$20,340	$505	$21,580	$569
South American operations	5,600	666	5,319	715
Totals	$25,940	$1,171	$26,899	$1,284

The allowance for doubtful accounts for the Company’s South American operations represented 12% of related contract receivables at April 27, 2019 compared to 2% for the Company’s U.S. operations.  Unstable local economies that adversely impacted certain of our South American clients in recent years demonstrated signs of stabilizing during fiscal year 2018.  Management continues to monitor trends and events that may adversely impact the realizability of recorded receivables from our South American clients.

Disaggregation of Revenues

The following table provides a summary of the Company’s gross revenue, disaggregated by operating segment and contract type.

	Three Months Ended		Nine Months Ended
	April 27, 2019	April 28, 2018 (Restated)	April 27, 2019	April 28, 2018 (Restated)
Gross revenue from time and materials contracts:
U.S. operations	$10,699	$10,038	$29,689	$28,826
South American operations	-	-	-	-
Total gross revenue from time and materials contracts	$10,699	$10,038	$29,689	$28,826

Gross revenue from fixed price contracts:
U.S. operations	$2,888	$3,248	$9,445	$10,336
South American operations	4,840	4,112	12,530	14,287
Total gross revenue from fixed price contracts	$7,728	$7,360	$21,975	$24,623

Gross revenue from cost-plus contracts:
U.S. operations	$3,348	$3,279	$12,116	$14,622
South American operations	-	-	-	-
Total gross revenue from cost-plus contracts	$3,348	$3,279	$12,116	$14,622

Gross revenue from all contracts:
U.S. operations	$16,935	$16,565	$51,250	$53,784
South American operations	4,840	4,112	12,530	14,287
Consolidated gross revenue	$21,775	$20,677	$63,780	$68,071

Customer Deposits

Customer deposits of $2.8 million and $3.2 million at April 27, 2019 and July 31, 2018, respectively, represent cash advances received from customers for future services.

8.	Variable Interest Entities and Equity Method Investment

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

As of April 27, 2019 and July 31, 2018, the Company consolidated one majority owned subsidiary that was deemed to be VIE.  The financial position of this VIE as of April 27, 2019 and July 31, 2018 is summarized in the following table.

	April 27, 2019	July 31, 2018
	(in thousands)

Current assets	$3,269	$2,359
Noncurrent assets	766	878
Total assets	$4,035	$3,237

Current liabilities	$5,753	$5,408
Noncurrent liabilities	16	32
Total liabilities	5,769	5,440
Total Ecology and Environment Inc. shareholder’s equity	(688)	(1,051)
Noncontrolling interests shareholders’ equity	(1,046)	(1,152)
Total shareholders’ equity	(1,734)	(2,203)
Total liabilities and shareholders’ equity	$4,035	$3,237

Total gross revenue of the consolidated VIE was $9.5 million and $8.1 million for the nine months ended April 27, 2019 and April 28, 2018, respectively.  With the exception of restricted cash of $0.2 million and $0.3 million included in noncurrent assets at April 27, 2019 and July 31, 2018, respectively (refer to Note 5), all assets of the VIE were available for the general operations of the VIE.

Equity Method Investment

VIEs for which the Company is not the primary beneficiary, and other investee companies over which the Company does not influence or control the activities that most significantly impact the investee company’s economic performance, are not consolidated and are accounted for under the equity method of accounting.  Under the equity method of accounting, an investee company’s accounts are not reflected within the Company’s consolidated balance sheets and statements of operations.  The Company’s share of the earnings of the investee company is reported as earnings from equity method investment in the Company’s consolidated statements of operations.   The Company’s carrying value in an equity method investee is reported as equity method investment on the Company’s consolidated balance sheets.  The Company’s carrying value in an equity method investee is reduced by the Company’s share of dividends declared by an investee company.

If the Company’s carrying value in an equity method investee company is reduced to zero, no further losses are recorded in the Company’s consolidated financial statements unless the Company guaranteed obligations of the investee company or has committed additional funding.  When the investee company subsequently reports income, the Company will not record its share of such income until it equals the amount of its share of losses not previously recognized.

The Company’s equity method investment in GAC had a carrying value of $2.0 million and $2.1 million at April 27, 2019 and July 31, 2018, respectively.  In April 2019, GAC issued additional shares to two of its senior employees, which effectively reduced the Company’s ownership percentage to 52.48% as of April 27, 2019 from 55.10% at July 31, 2018.

The equity method investment in GAC is included within the Company’s South American operating segment.  Activity recorded for the Company’s equity method investment during the nine months ended April 27, 2019 and April 28, 2018 is summarized in the following table.

	Nine Months Ended
	April 27, 2019	April 28, 2018 (Restated)
	(in thousands)

Equity investment carrying value at beginning of period	$2,058	$1,464
GAC net income attributable to EEI	295	376
Dividends declared and paid during the period	(348)	---
Equity investment carrying value at end of period	$2,005	$1,840

GAC’s financial position as of April 27, 2019 and July 31, 2018 is summarized in the following table.

	April 27, 2019	July 31, 2018
	(in thousands)

Current assets	$5,495	$5,713
Noncurrent assets	1,032	501
Total assets	$6,527	$6,214

Current liabilities	$2,832	$2,620
Noncurrent liabilities	900	593
Total liabilities	3,732	3,213
Total Ecology and Environment Inc. shareholder’s equity	1,487	1,678
Minority interests shareholders’ equity	1,308	1,323
Total shareholders’ equity	2,795	3,001
Total liabilities and shareholders’ equity	$6,527	$6,214

The results of GAC’s operations for the nine months ended April 27, 2019 and April 28, 2018 are summarized in the following table.

	Nine Months Ended
	April 27, 2019	April 28, 2018
	(in thousands)

Gross revenue	$9,456	$8,095
Direct cost of services and subcontract costs	6,053	4,781
Income from operations	775	951
Net income	538	681
Net income attributable to EEI	295	376

9.	Lines of Credit

Unsecured lines of credit are summarized in the following table.

	April 27, 2019	July 31, 2018
	(in thousands)

Outstanding cash advances	$620	$	---
Outstanding letters of credit	1,570		1,668
Total amounts used under lines of credit	2,190		1,668
Remaining amounts available under lines of credit	33,668		36,832
Total approved unsecured lines of credit	$35,858		$38,500

The Company’s U.S. operations are supported by two line of credit arrangements:
•
$19.0 million available line of credit at April 27, 2019; no outstanding cash advances as of April 27, 2019 or July 31, 2018; letters of credit of less than $0.1 million were outstanding at April 27, 2019 and July 31, 2018; interest rate on cash advances is based on LIBOR plus 275 basis points; and

•
$13.5 million available line of credit at April 27, 2019; no outstanding cash advances as of April 27, 2019 or July 31, 2018; letters of credit of less than $0.1 million were outstanding at April 27, 2019 and July 31, 2018, respectively; interest rate on cash advances is based on LIBOR plus 200 basis points.

The Company’s South American operations are supported by two line of credit arrangements:
•
$2.0 million available line of credit to support operations in Peru; no outstanding cash advances as of April 27, 2019 or July 31, 2018; letters of credit of $1.0 million were outstanding at April 27, 2019 and July 31, 2018, respectively; interest rate on cash advances is affirmed or negotiated annually; and

•
$1.4 million available line of credit to support operations in Brazil; $0.6 million of cash advances were outstanding as of April 27, 2019; $0.6 million of letters of credit were outstanding at April 27, 2019 and July 31, 2018; interest rate on cash advances is based on a Brazilian government economic index.

10.	Income Taxes

During interim reporting periods, the effective tax rate may be impacted by changes in the mix of forecasted pre-tax income or losses from the U.S. and foreign jurisdictions where the Company operates, by changes in tax rates within those jurisdictions, or by significant unusual or infrequent items that could change assumptions used in the calculation of the income tax provision.

The estimated effective tax rate decreased to 17.5% for the nine months ended April 27, 2019 from 46.2% for the nine months ended April 28, 2018. Unfavorable permanent adjustments related to forecasted losses in the U.S. resulted in an effective tax rate that was lower than the statutory rate for the nine months ended April 27, 2019. The decrease in the estimated effective tax rate for the nine months ended April 27, 2019 resulted mainly from changes in the pre-tax earnings of the Company’s U.S. operations in the current fiscal year and from the impact of changes in U.S. corporate income tax regulations included in the Tax Cuts and Jobs Act enacted in December 2017, which included:

•	A reduction in the U.S. statutory corporate income tax rate to 21% for the nine months ended April 27, 2019, compared with a blended rate of 26% for the nine months ended April 28, 2018.
•
Certain one-time tax items, including revaluation of deferred tax assets and liabilities and the effect of a new territorial tax system, that increased the Company’s federal income tax expense by a combined $0.4 million for the nine-months ended April 28, 2018.  The Company did not record any similar or other unusual adjustments to federal income tax expense during the nine months ended April 27, 2019.

11.	Shareholders’ Equity

The following tables provide reconciliations of changes in consolidated shareholders’ equity for the three months ended April 27, 2019 and April 28, 2018.  Amounts for the three months ended April 28, 2018 have been restated for the GAC Deconsolidation Adjustments and Out of Period Adjustments described in Note 2.

	Three Months Ended April 27, 2019
	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Accumulated Income (Loss)	Treasury Stock	Noncontrolling Interests

Balance at January 26, 2019	$31	$13	$17,629	$20,539	$(1,893)	$(884)	$484

Net (loss) income	-	-	-	(1,030)	-	-	76
Cash dividends declared ($0.20 per share)	-	-	-	(864)	-	-	-
Conversion of Class B common stock to Class A common stock	1	(1)	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	14	-	(3)
Share-based compensation expense	-	-	33	-	-	-	-
Distributions to noncontrolling interests	-	-	-	-	-	-	(61)
Purchase of additional noncontrolling interests	-	-	-	-	-	-	(102)

Balance at April 27, 2019	$32	$12	$17,662	$18,645	$(1,879)	$(884)	$394

	Three Months Ended April 28, 2018
	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Accumulated Income (Loss)	Treasury Stock	Noncontrolling Interests

Balance at January 27, 2018	$30	$14	$17,641	$23,074	$(1,806)	$(1,037)	$878

Net income	-	-	-	69	-	-	96
Cash dividends declared ($0.20 per share)	-	-	-	(860)	-	-	-
Foreign currency translation adjustment	-	-	-	-	(3)	-	(34)
Conversion of Class B common stock to Class A common stock	-	-	-	-	-	-	-
Unrealized investment losses, net	-	-	-	-	(10)	-	-
Share-based compensation expense	-	-	24	-	-	-	-
Distributions to noncontrolling interests	-	-	-	-	-	-	(129)

Balance at April 28, 2018 (Restated)	$30	$14	$17,665	$22,283	$(1,819)	$(1,037)	$811

The following tables provide reconciliations of changes in consolidated shareholders’ equity for the nine months ended April 27, 2019 and April 28, 2018. Amounts for the nine months ended April 28, 2018 have been restated for the GAC Deconsolidation Adjustments and Out of Period Adjustments described in Note 2.

	Nine Months Ended April 27, 2019
	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Accumulated Income (Loss)	Treasury Stock	Noncontrolling Interests

Balance at July 31, 2018	$30	$14	$17,558	$20,973	$(1,885)	$(907)	$664
Cumulative effect of adoption of ASU 2016-01	-	-	-	(5)	5	-	-
Balance at July 31, 2018 (Adjusted)	30	14	17,558	20,968	(1,880)	(907)	664

Net (loss) income	-	-	-	(1,459)	-	-	80
Cash dividends declared ($0.20 per share)	-	-	-	(864)	-	-	-
Foreign currency translation adjustment	-	-	-	-	1	-	(70)
Conversion of Class B common stock to Class A common stock	2	(2)	-	-	-	-	-
Issuance of stock under stock award plan	-	-	4	-	-	23	-
Share-based compensation expense	-	-	100	-	-	-	-
Distributions to noncontrolling interests	-	-	-	-	-	-	(177)
Purchase of additional noncontrolling interests	-	-	-	-	-	-	(103)

Balance at April 27, 2019	$32	$12	$17,662	$18,645	$(1,879)	$(884)	$394

	Nine Months Ended April 28, 2018
	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Accumulated Income (Loss)	Treasury Stock	Noncontrolling Interests

Balance at July 31, 2017	$30	$14	$17,570	$23,005	$(1,795)	$(1,037)	$947

Net income	-	-	-	138	-	-	187
Cash dividends declared ($0.20 per share)	-	-	-	(860)	-	-	-
Foreign currency translation adjustment	-	-	-	-	2	-	(2)
Conversion of Class B common stock to Class A common stock	-	-	-	-	-	-	-
Unrealized investment losses, net	-	-	-	-	(26)	-	-
Share-based compensation expense	-	-	95	-	-	-	-
Distributions to noncontrolling interests	-	-	-	-	-	-	(321)

Balance at April 28, 2018 (Restated)	$30	$14	$17,665	$22,283	$(1,819)	$(1,037)	$811

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

During the nine months ended April 27, 2019, holders of 82,008 shares of Class B common stock converted their shares to Class A common stock and the Company converted 64,801 shares of Class B common stock held in treasury to Class A common stock.

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

Cash Dividends

The Company paid $1.7 million of cash dividends during the nine months ended April 27, 2019 and April 28, 2018, approximately half of which were declared and accrued in prior periods.

Stock Repurchase Plan

In August 2010, the Company’s Board of Directors approved a program for repurchase of 200,000 shares of Class A common stock (the “Stock Repurchase Program”).  As of April 28, 2018, the Company repurchased 122,918 shares of Class A stock, and 77,082 shares had yet to be repurchased under the Stock Repurchase Program.  The Company did not acquire any Class A shares under the Stock Repurchase Program during the three or nine months ended April 27, 2019 or the three or nine months ended April 28, 2018.

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

As of July 31, 2018, the Company held an 87.88% ownership interest in Lowham-Walsh Engineering & Environmental Services, LLC (“Lowham”).  In November 2018, the Company purchased all remaining noncontrolling interest in Lowham for less than $0.1 million, thereby increasing its ownership interest in Lowham to 100%.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are summarized in the following table.

	April 27, 2019	July 31, 2018
	(in thousands)

Unrealized net foreign currency translation losses	$(1,879)	$(1,880)
Unrealized net investment (losses) gains on available for sale investments	---	(5)
Total accumulated other comprehensive loss	$(1,879)	$(1,885)

12.	Earnings Per Share

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

The computation of earnings per share is included in the following table.

	Three Months Ended		Nine Months Ended
	April 27, 2019	April 28, 2018 (Restated)	April 27, 2019	April 28, 2018 (Restated)
	(in thousands, except share and per share amounts)

Net (loss) income attributable to Ecology and Environment Inc.	$(1,030)	$69	$(1,459)	$138
Dividends declared	(864)	(860)	(864)	(860)
Distributions in excess of earnings	$(1,894)	$(791)	$(2,323)	$(722)

Weighted-average common shares outstanding - basic and diluted	4,315,135	4,301,604	4,314,742	4,301,604

Distributed earnings per share - basic and diluted	$0.20	$0.20	$0.20	$0.20
Distributions in excess of earnings per share - basic and diluted	(0.44)	(0.18)	(0.54)	(0.17)
Net (loss) income per common share - basic and diluted	$(0.24)	$0.02	$(0.34)	$0.03

13.	Segment Reporting

Management generally assesses operating performance and makes strategic decisions based on the geographic regions in which the Company does business.  The Company reports separate operating segment information for its U.S. and South American operations.  Gross revenue, net income (loss) attributable to EEI and total assets by operating segment are summarized in the following tables.

	Three Months Ended		Nine Months Ended
	April 27, 2019	April 28, 2018 (Restated)	April 27, 2019	April 28, 2018 (Restated)
	(in thousands)
Gross revenue:
U.S. operations	$16,934	$16,566	$51,250	$53,784
South American operations	4,841	4,111	12,530	14,287
Total	$21,775	$20,677	$63,780	$68,071

Gross revenue from U.S. federal government contracts was $3.2 million and $3.9 million for the three months ended April 27, 2019 and April 28, 2018, respectively, and $9.2 million and $11.9 million for the nine months ended April 27, 2019 and April 28, 2018, respectively.

	Three Months Ended		Nine Months Ended
	April 27, 2019	April 28, 2018 (Restated)	April 27, 2019	April 28, 2018 (Restated)
	(in thousands)
Net income (loss) attributable to EEI:
U.S. operations (a)	$(1,136)	$(186)	$(1,538)	$(362)
South American operations (b)	106	255	79	500
Total	$(1,030)	$69	$(1,459)	$138

(a)
Includes depreciation and amortization expense of $0.2 million for the three months ended April 27, 2019 and April 28, 2018, and $0.5 million for the nine months ended April 27, 2019 and April 28, 2018.

(b)
Includes depreciation and amortization expense of $0.1 million three months ended April 27, 2019 and April 28, 2018, and $0.3 million and $0.2 million for the nine months ended April 27, 2019 and April 28, 2018, respectively.

	April 27, 2019	July 31, 2018
	(in thousands)
Total assets:
U.S. operations	$39,664	$43,823
South American operations	8,405	9,006
Total	$48,069	$52,829

14.	Commitments and Contingencies

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

E&E Brazil has filed court claims appealing the administrative decisions of the Institute for E&E Brazil’s employees that: (a) deny the jurisdiction of the Institute; (b) state that the Notice of Infraction is constitutionally vague; and (c) affirmatively state that E&E Brazil had obtained the necessary permits for the surveys and collections of specimens under applicable Brazilian regulations and that the protected conservation area is not clearly marked to show its boundaries.  The claim of violations against one of the four employees was dismissed.  The remaining three employees have fines assessed against them that are being appealed through the federal courts. Violations against E&E Brazil are pending agency determination.  At April 27, 2019, the Company recorded a reserve of approximately $0.4 million in other accrued liabilities related to these claims.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report on Form 10-Q (the “Quarterly Report”) to “EEI” refer to Ecology and Environment Inc., a New York corporation.  References to “the Company,” “we,” “us,” “our,” or similar terms refer to EEI together with its consolidated subsidiaries.

Executive Overview

We reported a consolidated net loss attributable to EEI of $1.0 million ($0.24 per share) for the quarter ended April 27, 2019, compared with consolidated net income attributable to EEI of $0.1 million ($0.02 per share) for the third quarter of the prior fiscal year.  For the nine months ended April 27, 2019, we reported a consolidated net loss attributable to EEI of $1.5 million ($0.34 per share), compared with consolidated net income attributable to EEI of $0.1 million ($0.03 per share) for the first nine months of the prior year.

Our operating results for the three months and nine months ended April 27, 2019 were significantly impacted by $0.8 million of employee severance costs and $0.9 million of incremental expenses associated with restatements of our prior year consolidated financial statements.  These incremental expenses are described more fully below in commentary related to our results of operations.

Management generally assesses operating performance and makes strategic decisions based on the geographic regions in which we do business.  We report separate operating segment information for our United States (“U.S.”) and South American operations.  Our active subsidiaries during the nine months ended April 27, 2019 are listed in the following table.

Name	Percentage of Subsidiary Capital Stock Owned by the Company	Operating Segment

Consolidated Subsidiaries:
Ecology & Environment Engineering, Inc.	100.00%	United States
Walsh Environmental, LLC	100.00%	United States
Gustavson Associates, LLC	83.60%	United States
Walsh Peru, S.A. Ingenieros y Cientificos Consultores (“Walsh Peru”)	74.78%	South America
ecology and environment do brasil Ltda. (“E&E Brazil”)	72.00%	South America
Servicios Ambientales Walsh, S.A. (“Walsh Ecuador”) (a)	51.00%	South America

Majority-Owned Equity Investment:
Gestión Ambiental Consultores S.A. (“GAC”) (b)	52.48%	South America

(a)
The Company’s investment in Walsh Ecuador was sold to minority shareholders effective February 1, 2019. The sale of Walsh Ecuador is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows for future reporting periods.

(b)
EEI’s equity investment in GAC is reported as an “equity method investment” on the consolidated balance sheets, and as a component of the South American operating segment.  EEI’s share of GAC’s earnings is reported as “income from equity method investment” on the consolidated statements of operations.

Net (loss) income by operating segment is summarized in the following table.

	Three Months Ended		Nine Months Ended
	April 27, 2019	April 28, 2018 (Restated)	April 27, 2019	April 28, 2018 (Restated)
	(in thousands)
Net (loss) income attributable to EEI:
U.S. operations	$(1,136)	$(186)	$(1,538)	$(362)
South American operations	106	255	79	500
Consolidated net (loss) income	$(1,030)	$69	$(1,459)	$138

The following table includes selected financial information by operating segment for the three months ended April 27, 2019 and April 28, 2018 (the third quarters of fiscal years 2019 and 2018, respectively).  Refer to “Results of Operations” below for additional commentary regarding the Company’s revenues and expenses for these reporting periods.

	Three Months Ended
	April 27, 2019	April 28, 2018 (Restated)	$ Change	% Change
	($ in thousands)
U.S. operations:
Gross revenue	$16,934	$16,566	$368	2%
Gross revenue less subcontract costs	14,839	14,725	114	1%
Cost of professional services and other direct operating expenses	6,773	6,438	335	5%
Gross margin	8,066	8,287	(221)	(3)%
Selling, general and administrative expenses	8,780	8,440	340	(113)%

South American operations:
Gross revenue	$4,841	$4,111	$730	18%
Gross revenue less subcontract costs	3,944	3,312	632	19%
Cost of professional services and other direct operating expenses	2,037	1,472	565	38%
Gross margin	1,907	1,840	67	4%
Selling, general and administrative expenses	1,724	1,509	215	14%
Income from equity method investment	64	137	(73)	(53)%

Consolidated totals:
Gross revenue	$21,775	$20,677	$1,098	5%
Gross revenue less subcontract costs	18,783	18,037	746	4%
Cost of professional services and other direct operating expenses	8,810	7,910	900	11%
Gross margin	9,973	10,127	(154)	(2)%
Selling, general and administrative expenses	10,504	9,949	555	6%
Income from equity method investment	64	137	(73)	(53)%

	Nine Months Ended
	April 27, 2019	April 28, 2018 (Restated)	$ Change	% Change
	($ in thousands)
U.S. operations:
Gross revenue	$51,250	$53,784	$(2,534)	(5)%
Gross revenue less subcontract costs	42,440	44,491	(2,051)	(5)%
Cost of professional services and other direct operating expenses	19,414	19,850	(436)	(2)%
Gross margin	23,026	24,641	(1,615)	(7)%
Selling, general and administrative expenses	24,453	24,496	(43)	---%

South American operations:
Gross revenue	$12,530	$14,287	$(1,757)	(12)%
Gross revenue less subcontract costs	10,155	10,162	(7)	---%
Cost of professional services and other direct operating expenses	5,304	4,644	660	14%
Gross margin	4,851	5,518	(667)	(12)%
Selling, general and administrative expenses	4,703	4,717	(14)	---%
Income from equity method investment	295	376	(81)	(22)%

Consolidated totals:
Gross revenue	$63,780	$68,071	$(4,291)	(6)%
Gross revenue less subcontract costs	52,595	54,653	(2,058)	(4)%
Cost of professional services and other direct operating expenses	24,718	24,494	224	1%
Gross margin	27,877	30,159	(2,282)	(8)%
Selling, general and administrative expenses	29,156	29,213	(57)	---%
Income from equity method investment	295	376	(81)	(22)%

Gross margin represents gross revenue less subcontract costs and cost of professional services and other direct operating expenses.  The Company generally earns a higher gross margin from its U.S. operations than gross margin earned from its South American operations.  As a percentage of gross revenue, consolidated gross margin decreased to 45.8% for the three months ended April 27, 2019 from 49.0% for the same period of the prior year, due mainly to a higher percentage of consolidated gross revenue being generated from South American operations.

Results of Operations

Gross Revenue and Gross Revenue less Subcontract Costs

Gross revenue by contract type is summarized in the following table.

	Three Months Ended		Nine Months Ended
	April 27, 2019	April 28, 2018 (Restated)	April 27, 2019	April 28, 2018 (Restated)
	(in thousands)

Time and materials	$10,712	$10,000	$29,610	$28,765
Fixed price	7,715	7,398	22,054	24,684
Cost-plus	3,348	3,279	12,116	14,622
Consolidated gross revenue	$21,775	$20,677	$63,780	$68,071

Gross revenue less subcontract costs is a key metric utilized by management for operational monitoring and decision-making.  References to “revenue” in the following commentary refer to gross revenue less subcontract costs, which is summarized by operating segment in the following tables.

	Three Months Ended
Operating Segment	April 27, 2019	April 28, 2018 (Restated)	$ Change	% Change
	($ in thousands)

U.S. operations	$14,839	$14,725	$114	1%

South American operations:
Chile	973	1,218	(245)	(20)%
Brazil	2,971	2,062	909	44%
Other	---	32	(32)	(100)%
Total South American operations	3,944	3,312	632	19%

Consolidated gross revenue less subcontract costs	$18,783	$18,037	$746	4%

	Nine Months Ended
Operating Segment	April 27, 2019	April 28, 2018 (Restated)	$ Change	% Change
	($ in thousands)

U.S. operations	$42,440	$44,491	$(2,051)	(5)%

South American operations:
Peru	2,968	4,472	(1,504)	(34)%
Brazil	7,195	5,615	1,580	28%
Other	(8)	75	(83)	--- (a)
Total South American operations	10,155	10,162	(7)	---%

Consolidated gross revenue less subcontract costs	$52,595	$54,653	$(2,058)	(4)%

(a)	Percent change is not relevant because of the relatively immaterial amounts for all periods presented.

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

Consolidated revenues increased 4% during the third quarter of 2019, driven mainly by higher revenues from subsidiary operations in South America.  Consolidated revenues decreased 4% for the first nine months of 2019, mainly due to lower revenues from U.S. operations.

U.S. Operations

Revenue from U.S. operations increased 1% during the third quarter and decreased 5% during first nine months of fiscal year 2019 compared with the same periods of the prior fiscal year.

During the third quarter and first nine months of 2019, the Company experienced continued revenue growth from survey, impact assessment, planning and data management services provided to clients in the LNG, offshore resources and resilient communities markets.  However, for the first nine months of 2019, this revenue growth was more than offset by decreases in revenue from the pipeline, onshore renewables, armed services and site assessment and remediation markets, as projects completed during fiscal year 2018 and the first and second quarters of fiscal year 2019 were not replaced with new work of comparable size.  In addition, the federal government shutdown that occurred during the second quarter of fiscal year 2019 delayed new work authorizations, affected ongoing project schedules and postponed revenue delivery on various federal government contracts into the third quarter of fiscal year 2019.

South American Operations

Revenue from our Brazilian operations increased 44% and 28% during the third quarter and first nine months of fiscal year 2019, respectively, compared with the same periods of the prior year.  In local currency, revenue from our Brazilian operations increased 62% for the third quarter and 47% for the first nine months of 2019 due mainly to increased project volumes with commercial clients in the transmission, energy and mining sectors.  Strengthening of the U.S. dollar compared to the Brazilian Real during the first nine months of fiscal year 2019 significantly offset the positive impact of higher project volumes.

Revenue from our Peruvian operations decreased 20% and 34% during the third quarter and first nine months of fiscal year 2019, respectively, compared with the same periods of the prior year, due to lower project volumes with commercial clients in the energy sector.

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

	Three Months Ended
Operating Segment	April 27, 2019	April 28, 2018 (Restated)	$ Change	% Change
	($ in thousands)

U.S. operations	$6,773	$6,438	$335	5%

South American operations:
Peru	385	425	(40)	(9)%
Brazil	1,652	1,025	627	61%
Other	---	22	(22)	(100)%
Total South American operations	2,037	1,472	565	38%

Consolidated cost of professional services and other direct operating expenses	$8,810	$7,910	$900	11%

	Nine Months Ended
Operating Segment	April 27, 2019	April 28, 2018 (Restated)	$ Change	% Change
		($ in thousands)

U.S. operations	$19,414	$19,850	$(436)	(2)%

South American operations:
Peru	1,104	1,513	(409)	(27)%
Brazil	4,179	3,080	1,099	36%
Other	21	51	(30)	--- (a)
Total South American operations	5,304	4,644	660	14%

Consolidated cost of professional services and other direct operating expenses	$24,718	$24,494	$224	1%

(a)	Percent change is not relevant because of the relatively immaterial amounts for all periods presented.

Consolidated Cost of professional services and other direct operating expenses increased 11% and decreased 1% during the third quarter and first nine months of fiscal year 2019, respectively, compared with the same periods of the prior year.  During the three and nine months ended April 27, 2019, fluctuations in direct costs for U.S. and South American operations, generally corresponded with fluctuations in revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses represent operating costs not directly associated with the generation of revenue.  Selling, general and administrative expenses by operating segment are summarized in the following tables.

	Three Months Ended
Operating Segment	April 27, 2019	April 28, 2018 (Restated)	$ Change	% Change
		($ in thousands)

U.S. operations	$8,780	$8,440	$340	4%

South American operations:
Peru	744	713	31	4%
Brazil	980	780	200	26%
Other	---	16	(16)	(100)%
Total South American operations	1,724	1,509	215	14%

Consolidated selling, general and administrative expenses	$10,504	$9,949	$555	6%

	Nine Months Ended
Operating Segment	April 27, 2019	April 28, 2018 (Restated)	$ Change	% Change
		($ in thousands)

U.S. operations	$24,453	$24,496	$(43)	---%

South American operations:
Peru	2,137	2,373	(236)	(10)%
Brazil	2,489	2,287	202	9%
Other	77	57	20	--- (a)
Total South American operations	4,703	4,717	(14)	---%

Consolidated selling, general and administrative expenses	$29,156	$29,213	$(57)	---%

(a)	Percent change is not relevant because of the relatively immaterial amounts for all periods presented.

U.S. Operations

Selling, general and administrative expenses increased 4% during the third quarter and were relatively unchanged during first nine months of fiscal year 2019 compared with the same periods of the prior year.

In December 2018, the Company began to notify employees of a voluntary retirement program.  In February 2019, the Company began to notify affected employees of an involuntary separation program.  These programs (collectively, the “Staff Reduction Programs”) are being implemented in connection with a corporate restructuring plan.  These initiatives were substantially completed by April 27, 2019 and are expected to be completed by July 31, 2019. Company management anticipates that the combined effect of the Staff Reduction Programs and other expense reduction initiatives will result in annual pre-tax cost savings of greater than $6.0 million.  The Company recorded approximately $0.8 million of pre-tax charges and cash expenditures related to the Staff Reduction Programs, consisting primarily of employee severance and termination benefits, during the three months ended April 27, 2019.

As described in Note 2 of the accompanying condensed consolidated financial statements, the Company restated its audited consolidated financial statements for the fiscal years ended July 31, 2016 and 2017 and unaudited condensed consolidated financial statements for the quarters ended October 28, 2017, January 27, 2018 and April 27, 2018.  Financial data included in tables and various accounting policies and commentaries included in the Delinquent Reports were also restated or otherwise revised.  These restatements required extensive internal and external resources to complete, including significant incremental fees paid to the Company’s independent auditors, tax consultants and external legal counsel.  The Company recorded incremental audit, tax and legal expenses of $0.9 million as a result of these restatements during the nine months ended April 27, 2019, $0.6 million of which was recorded during the three months ended April 27, 2019.

Excluding the incremental expenses associated with employee severance costs and restatements of financial statements described above, selling, general and administrative expenses from our U.S. operations decreased $1.0 million (12%) and $1.7 million (7%) during the three and nine months ended April 27, 2019 compared with the same periods of the prior year.  These decreases primarily resulted from a concerted effort by management to reduce operating expenses, including initial impacts of the Staff Reduction Programs described above.

South American Operations

Selling, general and administrative expenses in our Peruvian operations increased 4% for the third quarter and decreased 10% for the first nine months of fiscal year 2019, respectively, compared with the same periods of the prior year.  Management implemented targeted cost reductions in response to lower project volumes and lower expectations for future work.

Selling, general and administrative expenses in our Brazilian operations increased 26% and 9% during the third quarter and the first nine months of fiscal year 2019, respectively, compared with the same periods of the prior year.  In local currency, staff and other costs increased 28% during the first nine months of 2019 due to increased project proposal activity and increased general and administrative costs to support higher project volumes and expanded operations.  Strengthening of the U.S. dollar compared to the Brazilian Real significantly offset the increases in expenses due to expanded operations.

Income from Equity Method Investment

The Company’s equity method investment in GAC had a carrying value of $2.4 million and $2.1 million at April 27, 2019 and July 31, 2018, respectively.  In April 2019, GAC issued additional shares to two of its senior employees, which effectively reduced the Company’s ownership percentage to 52.48% as of April 27, 2019 from 55.10% at July 31, 2018.

The equity method investment in GAC is included within the Company’s South American operating segment.  Activity recorded for the Company’s equity method investment during the nine months ended April 27, 2019 and April 28, 2018 is summarized in the following table.

	Nine Months Ended
	April 27, 2019	April 28, 2018 (Restated)
	(in thousands)

Equity investment carrying value at beginning of period	$2,058	$1,464
GAC net income attributable to EEI	295	376
Dividends declared and paid during the period	(348)	---
Equity investment carrying value at end of period	$2,005	$1,840

The results of GAC’s operations for the nine months ended April 27, 2019 and April 28, 2018 are summarized in the following table.

	Nine Months Ended
	April 27, 2019	April 28, 2018
	(in thousands)

Gross revenue	$9,456	$8,095
Direct cost of services and subcontract costs	6,053	4,781
Income from operations	775	951
Net income	538	681
Net income attributable to EEI	295	376

Income Taxes

During interim reporting periods, the effective tax rate may be impacted by changes in the mix of forecasted pre-tax income or losses from the U.S. and foreign jurisdictions where we operate, by changes in tax rates within those jurisdictions, or by significant unusual or infrequent items that could change assumptions used in the calculation of the income tax provision.

Our estimated effective tax rate decreased to 17.5% for the nine months ended April 27, 2019 from 46.2% for the nine months ended April 28, 2018. Unfavorable permanent adjustments related to forecasted losses in the U.S. resulted in an effective tax rate that was lower than the statutory rate for the nine months ended April 27, 2019. The decrease in the estimated effective tax rate for the nine months ended April 27, 2019 resulted mainly from changes in the pre-tax earnings of our U.S. operations in the current fiscal year and from the impact of changes in U.S. corporate income tax regulations included in the Tax Cuts and Jobs Act enacted in December 2017, which included:

•	A reduction in the U.S. statutory corporate income tax rate to 21% for the nine months ended April 27, 2019, compared with a blended rate of 26% for the nine months ended April 28, 2018.
•
Certain one-time tax items, including revaluation of deferred tax assets and liabilities and the effect of a new territorial tax system, that increased our federal income tax expense by a combined $0.4 million for the nine-months ended April 28, 2018.  We did not record any similar or other unusual adjustments to federal income tax expense during the nine months ended April 27, 2019.

Liquidity and Capital Resources

Cash, cash equivalents and restricted cash decreased $3.9 million during the first nine months of fiscal year 2019.  Historically, cash generated from our operating activities has exceeded cash required for investing and financing activities.  However, recent declines in revenue and profits from our U.S. and Peruvian operations have had a detrimental impact on cash generated from operating activities.  In addition, higher revenue from our Brazilian operations during recent reporting periods represented initial resource outlays on new projects that have not yet been billed to and collected from our clients.  Cash outlays resulting from the Staff Reduction Programs and restatements of prior year financial statements also had a detrimental impact on cash flows from operations.  After initial outlays of cash for employee severance and termination benefits, the Staff Reduction Programs are expected to have a positive impact on our earnings and liquidity position during the fourth quarter of fiscal year 2019 and future reporting periods.

Our Board of Directors considers the approval of dividends to our shareholders based on various operating parameters, including available cash balances, results of current operations and projections of future operating results and cash flows.  Excluding the payment of $1.7 million of dividends to shareholders that our Board of Directors approved on a discretionary basis, cash decreased $2.2 million during the period.

Our U.S. operations had $32.5 million of unsecured lines of credit available to fund working capital requirements.  There were no cash advances and less than $0.1 million of letters of credit outstanding under these lines of credit at April 27, 2019.  Our lenders have reaffirmed the lines of credit within the past twelve months.  We believe that available cash balances, anticipated cash flows and our available lines of credit will be sufficient to cover working capital requirements of our U.S. operations during the next twelve months and the foreseeable future.

Our South American operations had $3.4 million of unsecured lines of credit available to fund working capital requirements.  There were $0.6 million of cash advances and $1.6 million of letters of credit outstanding under these lines of credit at April 27, 2019.  Our lenders have reaffirmed the lines of credit within the past twelve months.  Our South American operations are located in countries where local economies have historically had volatile reactions to changing global and local economic conditions.  There is continual risk that economic uncertainty will have an impact on our operations and liquidity position in South America.  Although we currently believe that available cash balances, anticipated cash flows, and available lines of credit will be sufficient to cover working capital requirements of our South American operations in the near future, economic uncertainty and volatility may challenge our liquidity position in the longer term.  In the event that these subsidiaries are unable to generate adequate cash flow to fund their operations, additional funding from EEI or lending institutions will be considered.

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

During fiscal year 2019, the Company revised its methodology for determining the contract values to be included in firm backlog.  Under this revised methodology, certain backlog amounts that previously were classified and reported as firm backlog are now reported as soft backlog (as defined below).  For comparative purposes, management recalculated firm backlog retroactively as of April 28, 2018 using project funding data contemporaneous with that reporting period and other project status information known at the time.   Although management believes that the data are generally comparable by using a more consistent methodology, there can be no assurance that the methodologies are entirely comparable for all backlog balances reported as of April 27, 2019 and April 28, 2018.

Firm backlog by operating segment is summarized in the following table.

	April 27, 2019	April 28, 2018
	(in thousands)
Total firm backlog of uncompleted contracts:
U.S. operations	$35,725	$45,981	(a)
South American operations	14,204	11,479
Consolidated totals	$49,929	$57,460

Anticipated completion of firm backlog in next twelve months:
U.S. operations	$28,209	$32,934	(a)
South American operations	12,187	9,265
Consolidated totals	$40,395	$42,199

(a)
In the Company’s Quarterly Report on Form 10-Q filed for the quarterly period ended April 28, 2018, the Company reported firm backlog from U.S. operations of $63.7 million, of which $40.3 million was expected to be completed within the subsequent twelve month period.

Total firm backlog from U.S. operations decreased 22% over the twelve month period preceding April 27, 2019, as new orders reported as additions to firm backlog have not kept pace with work delivered on active projects.  The increase in firm backlog for our South American operations during the twelve months preceding April 27, 2019 was the result of significant new orders that outpaced completion of projects.

In addition to the firm backlog summarized in the table above, we also have been awarded contracts in our U.S. operations that are partially or entirely unfunded, but which are expected to be partially or entirely funded during the remaining life of the associated projects.  Total unfunded backlog approximated $31.5 million and $15.0 million for our U.S. operations at April 27, 2019 and April 28, 2018, respectively.  Until these projects are funded, we cannot be certain regarding the value of gross revenue that we will recognize under these contracts.

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

Update to Revenue Recognition Accounting Policy

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”).  ASU 2014-09, as amended by subsequent ASUs that amended and clarified the guidance in ASU 2014-09, forms the basis for FASB ASC Topic 606 (“ASC Topic 606”), which superseded previous authoritative U.S. GAAP guidance regarding revenue recognition.  The Company adopted ASC Topic 606 effective August 1, 2018.  Refer to Notes 3 and 7 of the unaudited condensed consolidated financial statements included in Item 1 of this Form 10-Q for additional disclosures regarding the adoption of ASU 2014-09 and our revenue recognition accounting policy.

Inflation

Inflation did not have a material impact on our business during the nine months ended April 27, 2019 or April 28, 2018 because a significant amount of our contracts are either cost based or contain commercial rates for services that are adjusted annually.

Off-Balance Sheet Arrangements

We had outstanding letters of credit drawn under our lines of credit of $1.6 million and $1.7 million at April 27, 2019 and July 31, 2018, respectively.  Other than these letters of credit, we did not have any off-balance sheet arrangements as of April 27, 2019 or July 31, 2018.

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

As of the end of the period covered by this report, our management, with the participation of our Acting Principal Executive Officer and Acting Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 promulgated under the Exchange Act.  As a consequence of the material weaknesses discussed below, our Acting Principal Executive Officer and Acting Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective at April 27, 2019.

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

As described in Note 2 of the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, management determined that an error in accounting for EEI’s investment in GAC resulted in a material misstatement of the Company’s consolidated financial statements reported prior to July 31, 2018.  Management identified deficiencies related to determining the appropriate application of accounting when assessing whether the Company’s investments in subsidiaries should be consolidated or accounted for under the equity method of accounting.  Specifically, the deficiencies relate to its process to review all factors necessary to assess its influence and control over the operations of its subsidiaries, and to assess the proper accounting for its investments in subsidiaries.  The financial statements for the three and nine months ended April 28, 2018 have been restated to correct this error.

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

Internal Controls

Other than certain controls added or improved to address the material weaknesses described above, no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended April 27, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company is a named defendant in legal actions arising out of the normal course of business.  The Company is not a party to any pending legal proceeding, the resolution of which the management believes will have a material adverse effect on the Company’s results of operations, financial condition or cash flows, or to any other pending legal proceedings other than ordinary, routine litigation incidental to its business.  The Company maintains liability insurance against risks arising out of the normal course of business.  The Company’s legal proceedings are disclosed in Note 14 of the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Item 2.	Changes in Securities and Use of Proceeds

(e)  Purchased Equity Securities.  In August 2010, the Company’s Board of Directors approved a 200,000 share repurchase program.  The following table summarizes the Company’s purchases of its common stock during the nine months ended April 27, 2019 under this share repurchase program:

Fiscal Year 2018 Reporting Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

August 2018	---	---	---	77,082
September 2018	---	---	---	77,082
October 2018	---	---	---	77,082
November 2018	---	---	---	77,082
December 2018	---	---	---	77,082
January 2019	---	---	---	77,082
February 2019	---	---	---	77,082
March 2019	---	---	---	77,082
April 2019	---	---	---	77,082

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a)	31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

(m)
The Company filed a Current Report on Form 8-K on May 14, 2019 to announce that: (i) the Company was unable to meet the May 13, 2019 extended deadline granted by Nasdaq to file its Annual Report on Form 10-K for the fiscal year ended July 31, 2018 and its Quarterly Reports on Form 10-Q for the periods ended October 27, 2018 and January 26, 2019; and (ii) the Company’s Chief Administrative Officer, JoAnn Shea, resigned her position effective May 17, 2019.

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

(p)
The Company filed a Current Report on Form 8-K on May 31, 2019 to announce that the Company’s Board of Directors took the following actions: (i) the Company’s Re-Stated By-Laws were amended; (ii) independent director Justin C. Jacobs was appointed to the Audit Committee; and (iii) the minimum number of directors was reduced from seven to six.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ecology and Environment Inc.

Date: June 17, 2019	By:	/s/ Peter F. Sorci
Peter F. Sorci
Acting Chief Financial Officer