Form 10-K
period 2019-07-31
ECOLOGY & ENVIRONMENT INC
filed 2019-10-30
CIK 809933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended July 31, 2019

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to __________

Commission File Number 1-9065

ECOLOGY AND ENVIRONMENT INC.
(Exact name of registrant as specified in its charter)

New York	16-0971022
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

368 Pleasant View Drive, Lancaster, NY	14086
(Address of principal executive offices)	(Zip code)

716-684-8060
(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock par value $.01 per share	EEI	Nasdaq Stock Market

Securities registered pursuant to section 12(g) of the Act: None.

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

The aggregate market value of the Class A Common Stock held by non-affiliates as of January 31, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter) was $36,355,884.  This amount is based on the closing price of the registrant’s Class A Common Stock on the Nasdaq Stock Market and 3,029,657 shares of Class A Common Stock held by non-affiliates on that date.  Shares of Class A Common Stock held by the executive officers and directors of the registrant are not included in this computation.

As of October 4, 2019, 3,138,323 shares of the registrant’s Class A Common Stock, $.01 par value (the “Class A Common Stock”) were outstanding, and 1,191,678 shares of the registrant’s Class B Common Stock, $.01 par value (the “Class B Common Stock”) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

PART I

Item 1. Business

In this Annual Report on Form 10-K (the “Annual Report”), references to “EEI” refer to Ecology and Environment Inc., a New York corporation.  References to “the Company,” “we,” “us,” “our,” or similar terms refer to EEI together with its consolidated subsidiaries.

Organization and Background

EEI was incorporated in February 1970 as a global broad-based environmental consulting firm with an underlying philosophy of providing professional services in the regions it serves so that sustainable economic and human development may proceed with acceptable impact on the environment.  During fiscal year 2019, EEI had direct and indirect ownership in four significant active wholly-owned and majority-owned operating subsidiaries in three countries (the United States of America, Brazil and Peru), and one majority-owned equity investment in Chile.

Management generally assesses operating performance and makes strategic decisions based on the geographic regions in which we do business.  We report separate operating segment information for our U.S. and South American operations.

Our significant active subsidiaries as of July 31, 2019 are listed in the following table.

Name	Percentage of Subsidiary Capital Stock Owned by the Company	Operating Segment

Consolidated Subsidiaries:
Ecology & Environment Engineering, Inc.	100.00%	United States
Walsh Environmental, LLC	100.00%	United States
Gustavson Associates, LLC	83.60%	United States
Walsh Peru, S.A. Ingenieros y Cientificos Consultores (“Walsh Peru”)	74.78%	South America
ecology and environment do brasil Ltda. (“E&E Brazil”)	72.00%	South America

Majority-Owned Equity Investment (a):
Gestión Ambiental Consultores S.A. (“GAC”)	52.48%	South America

(a)
EEI’s equity investment in GAC is reported as an “equity method investment” on the consolidated balance sheets.  EEI’s share of GAC’s earnings is reported as “income from equity method investment” on the consolidated statements of operations, and as a component of the South American operating segment.

Agreement and Plan of Merger

On August 28, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with WSP Global Inc., a Canadian corporation ( “WSP”), and Everest Acquisition Corp., a New York corporation and an indirect wholly owned subsidiary of WSP (“Merger Sub”).  Pursuant to the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation.

At the effective time of the Merger (the “Effective Time”), each share of the Company’s Class A common stock, $0.01 par value per share (the “Class A Common Stock”), and Class B common stock, $0.01 par value per share (the “Class B Common Stock” and, together with the Class A Common Stock, the “Company Shares”), issued and outstanding immediately prior to the Effective Time (other than shares (i) held by the Company (or held in the Company’s treasury), (ii) held by any wholly owned subsidiary of the Company, (iii) held by WSP, Merger Sub or any other wholly owned subsidiary of WSP or (iv) held by holders of Class B common stock who have made a proper demand for appraisal of the shares in accordance with Section 623 of the New York Business Corporation Law) but including shares that are, as of the Effective Time, unvested and subject to restrictions, will be converted into the right to receive $15.00 in cash (the “Per Share Merger Consideration”), without interest and subject to any required tax withholding. In addition, the Merger Agreement provides that record holders of Company Shares as of the close of business on the last business day prior to the Effective Time, including any shares that are then unvested and subject to restrictions, will receive a one-time special dividend (the “Special Dividend”) from the Company of up to $0.50 in cash per share to be paid shortly after closing.  The amount of the Special Dividend is subject to pro rata reduction if certain expenses incurred by the Company in connection with the Merger exceed $3.05 million in the aggregate, as further described in the Merger Agreement.

The consummation of the Merger is subject to the satisfaction or waiver of specified closing conditions, including (i) the approval of the Merger at a stockholders meeting by the affirmative vote of the holders of two-thirds of the Company Shares outstanding on the record date for the stockholders meeting, voting as a single class (the “Company Stockholder Approval”), (ii) the absence of an order, injunction or law issued by a court or governmental authority of competent jurisdiction that makes the consummation of the Merger illegal, (iii) the absence of legal proceedings brought by a governmental authority of competent jurisdiction seeking to restrain or prohibit the Merger, (iv) the clearance of the Merger by the Committee on Foreign Investment in the United States (without the imposition of any Burdensome Condition (as defined in the Merger Agreement) and (v) subject to certain materiality qualifications, the continued accuracy of the Company’s representations and warranties and continued compliance by the Company with covenants and obligations (to be performed at or prior to the closing of the Merger).

The Merger Agreement provides WSP and the Company with certain termination rights and, under certain circumstances, may require the Company to pay a termination fee. The Merger Agreement provides that the Company will be required to pay to WSP a termination fee of $4 million (i) if (A) the Merger Agreement is terminated by WSP or the Company because of a failure to obtain the Company Stockholder Approval, (B) at or prior to termination, a third-party acquisition proposal to acquire the Company has been publicly made and not publicly withdrawn and (C) within 12 months after the date of the termination, the Company has consummated a transaction with a third party or has entered into a definitive agreement with a third party contemplating a transaction, and the transaction is subsequently consummated, in each case relating to an acquisition of the Company; (ii) the Merger Agreement is terminated by the Company prior to receipt of the Company Stockholder Approval in order to enter into a definitive agreement with respect to a Superior Offer (as defined in the Merger Agreement); and (iii) the Merger Agreement is terminated by WSP prior to receipt of the Company Stockholder Approval because the Company’s Board of Directors, among other things, (A) withdraws its recommendation with respect to the Merger or modifies its recommendation in a manner adverse to WSP, (B) had failed to include its recommendation in the proxy statement with respect to the Merger or (C) fails to issue a press release reaffirming its recommendation of the Merger within 10 business days following the public announcement of a third-party acquisition proposal. Additionally, the Merger Agreement provides that the Company will be required to reimburse WSP for certain transaction expenses in an amount of up to $1.75 million if the Merger Agreement is terminated by WSP (i) because of inaccuracies in the Company’s representations or warranties in the Merger Agreement or breaches by the Company of its covenants or other agreements in the Merger Agreement, in each case, in certain circumstances and the Company has failed to cure such inaccuracies or breaches within a certain period or (ii) because a Material Adverse Effect (as defined in the Merger Agreement) has occurred and remains uncured for a certain period.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, which is attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 28, 2019. Additional information about the Merger and the Merger Agreement is set forth in the Company’s definitive proxy statement filed with the SEC on October 8, 2019.

Environmental Consulting Services Offered

We are an environmental and engineering consulting firm employing professionals in scientific, engineering, and planning disciplines. Our staff is comprised of individuals representing numerous scientific, engineering, health, and social disciplines working together in multidisciplinary teams to provide innovative environmental solutions.  Our employees generally hold bachelor’s and/or advanced degrees in such areas as chemical, civil, mechanical, sanitary, soil, structural and transportation engineering, biology, geology, hydrogeology, ecology, environmental science, urban and regional planning and oceanography.  Our client list includes governments, industries, multinational corporations, organizations, and private companies.  Major markets that we participate in, and the services we provide to clients within those markets, are described below.

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

Offshore Resources

For our offshore energy clients, we provide environmental risk advisory services, critical issues analyses, and project siting support.  We help clients obtain federal, state, and local permits and conduct agency and tribal consultation.  We develop environmental/biological/marine studies, surveys, and modeling and provide GIS-based data management and mapping services.  We also have teams of public outreach experts that provide stakeholder engagement and community outreach services for clients.  We provide environmental monitoring and compliance services during construction as well as post-construction.

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

Armed Services

We provide services to various branches of the U.S. Department of Defense (“DOD”).  We provide real property master planning, military programming, geospatial data and systems support, database management, encroachment planning and water resources planning services at DOD air stations and bases, weapons ranges, and onshore and offshore range complexes in the U.S. and internationally.  We develop technologically advanced military master planning tools by leveraging the latest in GIS and information technology.  We assist DOD installations with incorporating renewable energy and reducing their environmental footprint while sustaining mission requirements and maintaining positive relationships with the surrounding communities.

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

Water and Ecosystem Restoration

Our restoration team provides invasive species management, stream and shoreline habitat restoration, bank stabilization, fish passage, and other services to clients and is focused on expanding over 20 years of experience in these areas to new clients and geographies. Funding for water and ecosystem restoration projects comes from Natural Resource Damage Assessment funds, federal programs, local agency contracts, and non-government organization and other grant-funded projects.

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

Firm backlog by operating segment is summarized in the following table.

	July 31, 2019	July 31, 2018
	(in thousands)
Total firm backlog of uncompleted contracts:
U.S. operations	$47,795	$42,878	(a)
South American operations	13,057	9,462
Consolidated totals	$60,852	$52,340

Anticipated completion of firm backlog in next twelve months:
U.S. operations	$32,472	$19,083	(a)
South American operations	11,262	8,322
Consolidated totals	$43,734	$27,405

(a)
During fiscal year 2019, the Company revised its methodology for determining the contract values to be included in firm backlog within its U.S. operations.  Under this revised methodology, certain backlog amounts that previously were classified and reported as firm backlog are now reported as soft backlog (as defined below).  In the Company’s Annual Report on Form 10-K filed for the fiscal year ended July 31, 2018, the Company reported firm backlog from U.S. operations of $49.1 million, of which $43.0 million was expected to be completed within the subsequent twelve-month period.  For comparative purposes, management recalculated firm backlog retroactively as of July 31, 2018 using project funding data contemporaneous with that reporting period and other project status information known at the time.  Although management believes that the data is generally comparable by using a more consistent methodology, there can be no assurance that the methodologies are entirely comparable for all backlog balances reported as of July 31, 2019 and 2018.

As of the end of fiscal year 2019, total firm backlog from U.S. and South American operations increased 11% and 38%, respectively, as compared to the end of the prior fiscal year, as new orders reported as additions to firm backlog exceeded work delivered on active projects.

In addition to the firm backlog summarized in the table above, we also have been awarded contracts in our U.S. operations that are partially or entirely unfunded, but which are expected to be partially or entirely funded during the remaining life of the associated projects.  Total unfunded backlog approximated $16.8 million and $10.5 million for our U.S. operations at July 31, 2019 and 2018, respectively.  Until these projects are funded, we cannot be certain regarding the value of gross revenue that we will recognize under these contracts.

Backlog is not a measure defined by generally accepted accounting principles in the United States (“U.S. GAAP”) and is not a measure of profitability. Our method for calculating backlog may not be comparable to methodologies used by other companies.

Competition

We are subject to competition with respect to each of the services that we provide.  We believe that no single entity currently dominates the environmental services industry or has the capability to serve the entire market.  Some of our competitors are larger than us, have greater financial and other resources than we do, or may be more specialized in certain disciplines or locations.  Other U.S. competitors have special status as small businesses, which allows them to compete for U.S. government contracts set-aside to be awarded exclusively to small business concerns.  We compete primarily on the basis of our reputation, quality of service, expertise, responsiveness and price.

Management Team and Employees

Our management and staff are comprised of individuals with advanced degrees representing scientific and engineering disciplines working together in multidisciplinary teams to provide innovative solutions.  The members of our executive management team have extensive experience in the environmental consulting industry.

As of July 31, 2019, we had 748 employees (644 full-time) in all of our offices, which included 434 employees (337 full-time) in domestic offices and 314 employees (307 full-time) in foreign offices of consolidated subsidiaries.

In March 2019, we initiated specific staff reduction initiatives pursuant to a plan to restructure the Company’s U.S. operations.  Refer to Item 7 of this Annual Report for additional commentary regarding the Staff Reduction Programs.

Item 1A. Risk Factors

In addition to other information referenced in this report, we are subject to a number of specific risks, which are outlined below. If any of these events occur, our business, financial condition, profitability and the market price of our Class A Common Stock could be materially affected.

Risk Factors Related to the Pending Merger

Our business may be subject to uncertainties and other operating restrictions until completion of the Merger.

In connection with the pending Merger with WSP, our business may experience disruptions as customers, suppliers, and others may attempt to negotiate changes in existing business relationships or consider entering into business relationships with other parties.  Additionally, the Merger Agreement requires us to operate our business in the ordinary course pending consummation of the Merger and restricts us, subject to certain exceptions, including with WSP’s consent (not to be unreasonably withheld, conditioned or delayed), from taking certain specified actions until the Merger is completed.  These restrictions may affect our ability to execute our business strategies and attain our financial and other goals and may impact our financial condition, results of operations and cash flows.

We may have difficulty attracting, motivating and retaining key employees during the pendency of the Merger.

In connection with the pending Merger, current and prospective employees may experience uncertainty about their future roles with us following the Merger, which may adversely affect our ability to attract and retain key personnel while the Merger is pending.  Key employees may depart because of the uncertainty or potential difficulty of integration or a desire not to remain with the combined company following the Merger.

Although we are targeting completing the Merger in the fourth quarter of calendar year 2019, the expected timing for completion of the Merger could change and is uncertain.

We are targeting completing the Merger in the fourth quarter of calendar year 2019.  However, the completion of the Merger remains subject to the satisfaction or waiver of specified closing conditions, including the Company Stockholder Approval and applicable regulatory approvals.  In addition, certain other events that we do not have the ability to control, such as legal actions taken by or on behalf of our shareholders, may also affect the timing and/or likelihood of closing.  While we believe we will receive the requisite approvals, there can be no assurance that these and other conditions to closing will be satisfied on the proposed terms and schedules as contemplated by the parties or at all.  These and other conditions to the completion of the Merger may delay or preclude our ability to consummate the Merger.  As a result, the Merger may not be completed until after that time, or at all, and the effect of the risks and constraints relating to the pending Merger may be increased if the timing for the completion of the Merger is extended or becomes more uncertain.

If the Merger is not completed, the Company will have incurred substantial costs that will adversely affect the Company’s financial results and operations.

The Company has incurred and will continue to incur substantial costs in connection with the Merger.  The Company could be subject to litigation related to the Merger, which could result in significant costs and expenses. In addition to litigation-related expenses, the Company has incurred and will continue to incur costs and fees for professional services rendered in connection with the Merger.  In addition, the Company has diverted significant management resources in an effort to complete the Merger and continues to do so.  The Company is also subject to restrictions contained in the Merger Agreement on the conduct of the Company’s business during the pendency of the Merger.  If the Merger is not completed, the Company will have received little or no benefit with respect to such costs incurred and the restrictions on the Company’s conduct during the pendency of the Merger.  Moreover, the views of clients, vendors, employees and the financial markets as to the Company’s business and prospects may be adversely impacted if the Merger is not completed, even if the reason for the failure of the Merger to be completed did not relate to the Company’s business and prospects.  Finally, matters relating to the pending Merger will require substantial commitment of time and resources by our management, which would otherwise have been devoted to day-to-day operations and developing opportunities that may have been beneficial to us as an independent company.

If the Merger Agreement is terminated, we may, under certain circumstances, be obligated to pay a termination fee to WSP.

If the Merger Agreement is terminated in certain circumstances, we may be required to pay WSP a termination fee of $4.0 million or reimburse WSP for certain expenses of up to $1.75 million.  If the Merger Agreement is terminated, we may decide to pay the termination fee or the expense reimbursement from available cash that we would have otherwise used for general corporate purposes.  For these and other reasons, a failed Merger could materially adversely affect our business, operating results, financial condition, and cash flows, or the price per share of our Class A Common Stock.

Risk Factors Related to Our Markets and Clients

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

Revenue from U.S. government contracts represented 16%, 17% and 23% of total revenue for fiscal years 2019, 2018 and 2017, respectively.

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

Several factors can impact our ability to retain or renew significant contracts, including completion of projects in the normal course of business, transfers of ownership of our clients or their projects and client acceptance of novation of our contracts if we are acquired by, or merged with, another company.  Our failure to maintain contracts that contribute a material amount to our annual revenue could significantly reduce our income and profits if we are unable to enter into more or other contracts with new clients for similar values within the fiscal year.

Risk Factors Related to Our Operations

Our South American operations are subject to a number of risks.

Gross revenue from our South American operations represented 20%, 21% and 16% of consolidated gross revenue for fiscal years 2019, 2018 and 2017, respectively.  Compared with our U.S. operations, our South American operations are subject to a number of heightened risks, including:

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

Failure to attract and retain key employees due to our current corporate reorganization and to our planned Merger with WSP could impair our ability to provide quality service to our clients.

We provide professional and technical services that depend on our ability to attract, retain and train our professional employees to conduct our business and perform our obligations to ensure success.  Impacts from the Staff Reduction Programs (as defined in Item 7 of this Annual Report) and from our planned Merger with WSP may result in our senior management team and other key employees that are essential to our profitability and success leaving the Company, leaving us with insufficient experienced personnel to service our clients and run our operations.  Failure to effectively develop staff and complete succession planning for key senior management roles could adversely affect customer relationships, the quality of work that we complete for our clients and business development efforts.

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

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting. Management concluded that our controls over financial reporting were not effective as of July 31, 2018 due to material weaknesses related to the Company’s accounting for its majority investment in GAC, income taxes and the financial statement close process.  Although we believe that we effectively remediated these material weaknesses during fiscal year 2019, implementation of measures to remediate these material weaknesses may prove to be ineffective or inadequate and the Company may still be exposed to risk of misstatements in its financial statements.  Investors and other users of the Company’s financial statements could lose confidence in the reliability of the Company’s financial information.  The Company could be obligated to incur additional costs to improve the Company’s internal controls, which may adversely affect the Company’s reputation and its operating prospects.  Further, if additional material weaknesses or significant deficiencies in our internal controls are discovered or occur in the future, our consolidated financial statements may contain material errors and misstatements, and we could be required to restate financial results reported in prior periods.

Internal information technology systems or service failures could disrupt our business and impair our ability to effectively provide our services and products to our clients, which could damage our reputation and adversely affect our revenue, profitability and operating results.

Our information technology systems are subject to potential failures, including network, software or hardware failures, whether caused by us, third-party service providers, intruders or hackers, computer viruses, natural disasters, power shortages or terrorist attacks. Any such failures could cause loss of data and interruptions or delays in our business, cause us to incur remediation costs, subject us to claims and damage our reputation. Failure or disruption of our communications or utilities could cause us to interrupt or suspend our operations or otherwise adversely affect our business. Any system or service disruptions if not anticipated and appropriately mitigated could have a material adverse effect on our business including, among other things, an adverse effect on our ability to bill our clients for work performed on our contracts, collect the amounts that have been billed and produce accurate financial statements in a timely manner. Our property and business interruption insurance may be inadequate to compensate us for all losses that may occur as a result of any system or operational failure or disruption and, as a result, our results of operations could be materially and adversely affected. We have invested and will continue to pursue further investments in systems that will allow us to achieve and remain in compliance with the regulations governing our business; however, there can be no assurance that such systems will be effective at achieving and maintaining compliance or that we will not incur additional costs in order to make such systems effective.

Risk Factors Related to Ownership and Corporate Governance

Voting rights of certain directors could block or discourage a change in control.

Two of EEI’s current directors owned or controlled approximately 41% of the outstanding shares of Class B Common Stock as of October 4, 2019.  Each share of EEI’s outstanding Class B Common Stock has one vote, while each share of Class A Common Stock is equivalent to one-tenth of a vote.  In addition, since the Company qualifies for the Nasdaq “controlled company exception,” there exists a group of holders of Class B Common Stock, composed principally of certain of the Company’s current directors and executive officers and members of their families (the “CCE Group”), that controls greater than 50% of the votes that may be cast for any proposal at a shareholders meeting.  This concentration of voting control by the CCE Group may effectively prevent any influence by other holders of Class A or Class B Common Stock over matters submitted to a vote by all shareholders.

As a result, the CCE Group has effective control over the outcome of votes on all matters requiring approval by a majority of the outstanding shares of stock held by our shareholders, including significant corporate transactions such as mergers, tender offers and the sale of all or substantially all of our assets. The interests of the CCE Group could conflict with or differ from the Company’s interests or the interests of other shareholders. For example, the concentration of ownership held by the CCE Group could discourage, delay, defer or prevent a change of control of the Company or impede a merger, takeover or other business combination which may otherwise be favorable for us or the Company’s other shareholders.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We own our corporate headquarters (60,000 square feet), which is located in Lancaster, New York, a suburb of Buffalo, New York.  The corporate headquarters building also serves as our Buffalo regional office.  As of July 31, 2019, we also operated in 24 leased regional offices in the United States and four leased offices in foreign locations.

Item 3. Legal Proceedings

From time to time, the Company is a named defendant in legal actions arising out of the normal course of business.  The Company is party to certain pending legal proceedings, the resolution of which management believes may have a material adverse effect on the Company’s results of operations, financial condition or cash flows.  The Company maintains liability insurance against risks arising out of the normal course of business.  The Company’s legal proceedings are disclosed in Note 21 of the Consolidated Financial Statements, which are included in Item 8 of this Annual Report.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Principal Market for EEI Common Stock

The Company’s Class A Common Stock is listed on the Nasdaq Stock Market under the symbol “EEI”.  There is no separate market for the Company’s Class B Common Stock.

Holders of Common Stock

As of October 4, 2019, 3,138,323 shares of the Company’s Class A Common Stock were outstanding and there were 243 holders of record of the Company’s Class A Common Stock.  We estimate that the Company has a significantly greater number of Class A Common Stock shareholders because a substantial number of the Company’s shares are held in street name.

As of October 4, 2019, 1,191,678 shares of the Company’s Class B Common Stock were outstanding and there were 40 holders of record of the Class B Common Stock.

Dividends

The Company’s Certificate of Incorporation provides that any cash or property dividend paid on Class A Common Stock must be at least equal to the cash or property dividend paid on Class B Common Stock on a per share basis.  The amount, if any, of future dividends is determined at the discretion of the Company’s Board of Directors and depends upon the Company’s future earnings, financial condition, liquidity requirements and other factors as determined by the Board of Directors.

Including fiscal year 2019, the Company has declared semi-annual dividends for 33 consecutive years.  The Company declared dividends totaling $0.40 per common share during fiscal years 2019, 2018 and 2017.

The Merger Agreement described in Item 1 of this Annual Report provides that record holders of Company Shares as of the close of business on the last business day prior to the effective date of the Merger, including any shares that are then unvested and subject to restrictions, will receive the Special Dividend to be paid shortly after the Closing of the Merger.  The payment of the Special Dividend is conditioned on completion of the Merger, and the Special Dividend will be paid without interest and subject to applicable tax withholding.  The amount of the Special Dividend is subject to pro rata reduction if certain expenses incurred by the Company in connection with the Merger exceed $3.05 million in the aggregate, as further described in the Merger Agreement.

Equity Compensation Plan Information

EEI adopted the 1998 Stock Award Plan effective March 16, 1998.  This plan, together with supplemental plans that were subsequently adopted by the Company’s Board of Directors and ratified by the Company’s shareholders, the latest being approved by the Company’s shareholders in April 2017, is referred to as the “Stock Award Plan”.  Equity compensation plan information as of July 31, 2019 is summarized in the following table.

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance

Equity compensation plans approved by security holders (Stock Award Plan)	---	---	164,544
Equity compensation plans not approved by security holders	---	---	---
Total	---	---	164,544

Refer to Note 15 of the Consolidated Financial Statements, included in Item 8 of this Annual Report, for additional information regarding the Stock Award Plan.

Purchased Equity Securities

In August 2010, the Company’s Board of Directors approved a 200,000 share repurchase program.  The following table summarizes the Company’s purchases of its common stock during the fourth quarter of fiscal year 2019 under this share repurchase program.

Fiscal Year 2019 Reporting Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

May	---	---	---	77,082
June	---	---	---	77,082
July	---	---	---	77,082

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Fiscal Year 2019 Operations Overview

Selected financial information by operating segment is summarized in the following table.

	Fiscal Year Ended July 31,			Fiscal Year 2019 Increase (Decrease)		Fiscal Year 2018 Increase (Decrease)
	2019	2018	2017	$	%	$	%
	($ in thousands)
U.S. operations:
Gross revenue	$70,622	$71,882	$80,659	$(1,260)	(7)%	$(8,777)	(11)%
Gross revenue less subcontract costs	58,029	59,895	68,314	(1,866)	(3)%	(8,419)	(12)%
Cost of professional services and other direct operating expenses	26,535	26,972	29,579	(437)	(2)%	(2,607)	(9)%
Gross margin	31,494	32,923	38,735	(1,429)	(4)%	(5,812)	(15)%
Selling, general and administrative expenses	32,317	32,802	31,955	(485)	(1)%	847	3%
Net income (loss) attributable to EEI	(543)	(651)	3,688	108	17%	(4,399)	(118)%

South American operations:
Gross revenue	17,888	18,802	15,424	(914)	(5)%	3,378	22%
Gross revenue less subcontract costs	14,622	13,598	11,794	1,024	8%	1,804	15%
Cost of professional services and other direct operating expenses	7,693	6,883	6,600	810	12%	283	4%
Gross margin	6,929	6,715	5,194	214	3%	1,521	29%
Selling, general and administrative expenses	6,503	6,455	6,184	48	1%	271	4%
Income from equity method investment	346	595	368	(149)	(25)%	227	62%
Net income (loss) attributable to EEI	(11)	343	(865)	(354)	(103)%	1,208	(140)%

Consolidated totals:
Gross revenue	88,510	90,684	96,083	(2,174)	(2)%	(5,399)	(6)%
Gross revenue less subcontract costs	72,651	73,493	80,108	(842)	(1)%	(6,615)	(8)%
Cost of professional services and other direct operating expenses	34,228	33,855	36,179	373	1%	(2,324)	(6)%
Gross margin	38,423	39,638	43,929	(1,215)	(3)%	(4,291)	(10)%
Selling, general and administrative expenses	38,820	39,257	38,139	(437)	(1)%	1,118	3%
Income from equity method investment	346	595	368	(149)	(25)%	227	62%
Net income (loss) attributable to EEI	(554)	(308)	2,823	(246)	(80)%	(3,131)	(111)%

Gross margin represents gross revenue less cost of professional services and other direct operating expenses and subcontract costs.  As a percentage of gross revenue, consolidated gross margin increased to 43.9% for fiscal year 2019 from 43.7% for the prior fiscal year.  Higher combined gross margin from our South American subsidiaries was offset by lower gross margin from U.S. operations.

U.S. Operations – Significant Activity and Transactions during Fiscal Year 2019

Expenses Associated with Staff Reduction Programs

In December 2018, the Company began to notify employees of a voluntary retirement program.  In February 2019, the Company began to notify affected employees of an involuntary separation program.  These programs (collectively, the “Staff Reduction Programs”), which were being implemented in connection with a corporate restructuring plan within the Company’s U.S. operating segment, were substantially completed by July 31, 2019 and are expected to be completed by December 31, 2019. Company management anticipates that the combined effect of the Staff Reduction Programs and other expense reduction initiatives will result in annual pre-tax expense reductions of greater than $6.0 million.  Management is considering re-investing a portion of these expense reductions into specific strategies and programs intended to expand business opportunities and increase revenues.  During the second half of fiscal year 2019, the Company’s U.S. operating segment recorded and paid approximately $1.0 million of employee severance and termination expenses related to the Staff Reduction Programs.  These expenses were reported in selling, general and administrative expenses on the consolidated statements of operations.  The Company expects to record additional severance expense of less than $0.1 million during the three months ended October 26, 2019 in connection with the Staff Reduction Programs.

Expenses Associated with Restatements of Financial Statements

During fiscal year 2019, the Company restated audited consolidated financial statements for the fiscal years ended July 31, 2016 and 2017 and unaudited condensed consolidated financial statements for the quarters ended October 28, 2017, January 27, 2018 and April 28, 2018 (the “Financial Statement Restatements”).  Financial data included in tables and various accounting policies and commentaries included in the Company’s fiscal year 2018 Annual Report and quarterly reports for the 2019 fiscal quarters were also restated or otherwise revised.  These restatements required extensive internal and external resources to complete, including significant incremental fees paid to the Company’s independent auditors, tax consultants and external legal counsel.  During the second half of fiscal year 2019, the Company’s U.S. operating segment recorded and paid incremental audit, tax and legal expenses of approximately $1.0 million as a result of the restatements described above.  These expenses were reported as selling, general and administrative expenses on the consolidated statements of operations.

Expenses Associated with the Merger Agreement

The Company accrued approximately $0.3 million of expenses in its U.S. operating segment during the fourth quarter of fiscal year 2019 related to the Merger Agreement described in Item 1 of this Annual Report.  These expenses were reported in selling, general and administrative expenses on the consolidated statements of operations.

South American Operations – Significant Activity and Transactions during Fiscal Year 2019

Realizability of Deferred Tax Assets

The Company periodically evaluates the likelihood of realization of deferred tax assets and provides for a valuation allowance if it is “more likely than not” that the related tax benefits will not be realized.  In July 2019, we recorded the following transactions related to our evaluation of the realization of deferred tax assets recorded in our South American operations:

•
During the fourth quarter of fiscal year 2019, as a result of three consecutive years of profitability and projected profits for the near future, a valuation allowance previously recorded by our Brazilian subsidiary was reversed, resulting in $1.6 million of tax benefit during fiscal year 2019.

•
During the fourth quarter of fiscal year 2019, as a result of multiple consecutive years of operating losses and uncertainty regarding future earnings, a valuation allowance against deferred tax assets was recorded by our Peruvian subsidiary, resulting in $0.3 million of tax expense during fiscal year 2019.

Gross Revenue and Gross Revenue less Subcontract Costs

Gross revenue represents revenue recognized for the services provided to our clients, adjusted for the impacts of cost overruns or settlements recorded upon completion and close out of a project.  Gross revenue less subcontract costs is a key metric utilized by management for operational monitoring and decision-making.  References to “revenue” in the following commentary refers to gross revenue less subcontract costs, which is summarized by operating segment in the following table.

	Fiscal Year Ended July 31,			Fiscal Year 2019 Increase (Decrease)		Fiscal Year 2018 Increase (Decrease)
Operating Segment	2019	2018	2017	$	%	$	%
	($ in thousands)
U.S. operations	$58,029	$59,895	$68,314	$(1,866)	(3)%	$(8,419)	(12)%

South American operations:
Peru	3,979	5,523	4,321	(1,544)	(28)%	1,202	28%
E & E Brazil	10,651	8,098	7,263	2,553	32%	835	11%
Other	(8)	(23)	210	15	--- (a)	(233)	--- (a)
	14,622	13,598	11,794	1,024	8%	1,804	15%

Total gross revenue less subcontract costs	$72,651	$73,493	$80,108	$(842)	(1)%	$(6,615)	(8)%

(a)	Percent change is not relevant because of the relatively immaterial amounts for all periods presented.

Fiscal Year 2019 Versus 2018

Consolidated revenues decreased 1% during fiscal year 2019, 8% revenue growth from operations in South America were offset by 3% lower revenue from U.S. operations.

Our U.S. operations experienced continued revenue growth from survey, impact assessment, planning and data management services provided to clients in the LNG, offshore resources and resilient communities markets.  However, this revenue growth was more than offset by combined decreases in revenue from the pipeline, onshore renewables, armed services and site assessment and remediation markets, as projects completed during fiscal year 2018 and the first nine months of fiscal year 2019 were not replaced with new work of comparable size.  In addition, the federal government shutdown that occurred during the second quarter of fiscal year 2019 delayed new work authorizations, affected ongoing project schedules and postponed revenue delivery on various federal government contracts into the fourth quarter of fiscal year 2019.

Revenue from our Peruvian operations decreased 28% during fiscal year 2019, due mainly to lower project volumes with commercial clients in the energy sector.

Revenue from our Brazilian operations increased 32% during fiscal year 2019, compared with the prior year. In local currency, revenue from our Brazilian operations increased 38% fiscal year 2019 due mainly to increased project volumes with commercial clients in the transmission, energy and mining sectors.  Strengthening of the U.S. dollar compared to the Brazilian Real during fiscal year 2019 significantly offset the positive impact of higher project volumes.

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
	Fiscal Year Ended July 31,			Fiscal Year 2019 Increase (Decrease)		Fiscal Year 2018 Increase (Decrease)
Operating Segment	2019	2018	2017	$	%	$	%
	($ in thousands)

U.S. operations	$26,535	$26,972	$29,579	$(437)	(2)%	$(2,607)	(9)%

South American operations:
Peru	1,432	1,992	1,405	(560)	(28)%	587	42%
E & E Brazil	6,240	4,780	5,043	1,460	31%	(263)	(5)%
Other	21	111	152	(90)	--- (a)	(41)	--- (a)
	7,693	6,883	6,600	810	12%	283	4%
Total cost of professional services and other direct operating expenses	$34,228	$33,855	$36,179	$373	1%	$(2,324)	(6)%

(a)	Percent change is not relevant because of the relatively immaterial amounts for all periods presented.

Comparative increases and/or decreases in cost of professional services and other direct operating expenses within operating segments were generally consistent with corresponding changes in operating segment revenue.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses represent operating costs not directly associated with the generation of revenue.  Selling, general and administrative expenses by operating segment are summarized in the following table.
	Fiscal Year Ended July 31,			Fiscal Year 2019 Increase (Decrease)		Fiscal Year 2018 Increase (Decrease)
Operating Segment	2019	2018	2017	$	%	$	%
	($ in thousands)

U.S. operations	$32,317	$32,802	$31,955	$(485)	(1)%	$847	3%

South American operations:
Peru	2,924	3,351	3,308	(427)	(13)%	43	1%
E & E Brazil	3,502	3,050	2,522	452	15%	528	21%
Other	77	54	354	23	--- (a)	(300)	--- (a)
	6,503	6,455	6,184	48	1%	271	4%

Total selling, general and administrative expenses	$38,820	$39,257	$38,139	$(437)	(1)%	$1,118	3%

(a)	Percent change is not relevant because of the relatively immaterial amounts for all periods presented.

Fiscal Year 2019 Versus 2018

Consolidated SG&A expenses decreased 1% during fiscal year 2019, as 1% lower expenses from our U.S. operations were partially offset by slightly higher expenses from South America operations.

Expenses associated with the Staff Reduction Programs, Financial Statement Restatements and Merger Agreement (as summarized above) were a combined $2.3 million, all of which were recorded as SG&A expenses in our U.S. operations.  Excluding these incremental nonrecurring expenses, SG&A expenses in our U.S. operating segment would have decreased $3.2 million (10%) during fiscal year 2019.  These decreases primarily resulted from a concerted effort by management to reduce operating expenses, including initial impacts of the Staff Reduction Programs described above.

SG&A expenses in our Peruvian operations decreased 13% during fiscal year 2019.  Management in Peru implemented targeted expense reductions in response to lower project volumes and lower expectations for future work.

SG&A expenses in our Brazilian operations increased 15% during fiscal year 2019.  In local currency, staff and other costs increased 31% during fiscal year 2019 due to increased project proposal activity and increased general and administrative costs to support higher project volumes and expanded operations.  Strengthening of the U.S. dollar compared to the Brazilian Real significantly offset the increases in expenses due to expanded operations.

Fiscal Year 2018 Versus 2017

The increase in SG&A expenses from U.S. operations during fiscal year 2018 was a result of higher business development related expenses due to focus on specific expanded marketing initiatives and proposal activity.  Higher business development related expenses were partially offset by lower bad debt expenses, primarily due to the collection of a previously reserved account receivable.

SG&A expenses increased within our Brazilian operations to support the increases in the volume of business development activity and gross revenue during fiscal year 2018 as compared to fiscal year 2017.

Income from Equity Method Investment

The following table provides a summary of the Company’s equity method investment in GAC.

Activity recorded for the Company’s equity method investment in GAC is summarized in the following table.

	Fiscal Year Ended July 31,
	2019	2018	2017
	(in thousands)

Equity investment carrying value at beginning of period	$2,058	$1,463	$1,944
GAC net income attributable to EEI	346	595	368
EEI’s portion of other comprehensive loss recorded by GAC	(414)	---	---
Gain on dilution of investment in GAC	17	---	---
EEI’s portion of dividends declared by GAC	(349)	---	(849)
Equity investment carrying value at end of period	$1,658	$2,058	$1,463

GAC net income attributable to EEI is reported as income from equity method investment on the Company’s consolidated statements of operations.  The results of GAC’s operations for fiscal years 2019, 2018 and 2017 are summarized in the following table.

	Summary Statement of Operations Information For the Fiscal Year Ended July 31,
	2019	2018	2017
	(in thousands)

Gross revenue	$12,912	$11,987	$7,737
Direct cost of services and subcontract costs	(8,353)	(7,286)	(4,633)
Income from operations	924	1,381	568
Net income	637	1,079	668
Net income attributable to EEI	346	595	368

Higher revenue and operating expenses for GAC during fiscal year 2019 were due to expanded business development activities and increased project volumes within the transmission, industrial and mining sectors.  Improved mineral prices continued to result in additional project opportunities during fiscal year 2019.

Income Taxes

The income tax (benefit) provision resulting from domestic and foreign operations is summarized in the following table.

	Fiscal Year Ended July 31,
	2019	2018	2017
	($ in thousands)
Income tax (benefit) provision from:
U.S. operations	$145	$178	$1,854
Foreign operations (primarily South American operations)	(809)	80	313
Consolidated operations	$(664)	$258	$2,167

Consolidated effective tax rate from:
U.S. operations	(a)	(a)	39.6%
Foreign operations (primarily South American operations)	(a)	7.3%	(a)
Consolidated operations	85.8%	167.5%	46.3%

(a)	Percentage not meaningful because the Company recorded income tax expense despite reporting a pre-tax loss or income tax benefit despite reporting pre-tax income.

On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the “Tax Act”), which significantly revised U.S. corporate income tax regulations including, among other things, lowering U.S. corporate income tax rates and implementing a territorial tax system.  The Tax Act lowered our statutory federal tax rate from 34.0% (effective through December 31, 2017) to 21.0% (effective January 1, 2018).  As we have a July 31 fiscal year-end, the lower corporate income tax rate was phased in, resulting in an average statutory federal tax rate of approximately 26.5% for the fiscal year ending July 31, 2018, and 21.0% for subsequent fiscal years.

A reconciliation between the statutory U.S. income tax rate and the income tax (benefit) provision reported on the consolidated statements of operations is summarized in the following table.  The table also provides comparisons of the significant components of our income tax (benefit) provision for fiscal years 2019, 2018 and 2017.

	Fiscal Year Ended July 31,
	2019	2018	2017
	(in thousands)

Income tax (benefit) provision at the U.S. federal statutory income tax rate	$(163)	$41	$1,590
Tax on Foreign Earnings	138	129	---
Change in Tax Rates under Tax Act	16	322	---
International rate differences	80	27	33
Peru non-deductible expenses	---	14	53
Foreign dividend income	---	---	240
Income from “pass-through” entities taxable to noncontrolling partners	(16)	---	(1)
Re-evaluation and settlements of tax contingencies	---	---	(33)
Transaction costs	69	---	---
Change in valuation allowance	(1,241)	(19)	98
State taxes, net of federal benefit	75	(32)	200
Other foreign taxes, net of federal benefit	109	(95)	(111)
Other permanent differences	269	(129)	98
Income tax (benefit) provision, as reported	$(664)	$258	$2,167

Fiscal Year 2019 Consolidated Tax Benefit

Despite reporting a $1.3 million pre-tax loss, which normally would result in an income tax benefit, our U.S. operations recorded income tax expense of $0.1 million for fiscal year 2019, due to the following significant factors:

•	Income tax provision to tax return adjustments for fiscal year 2019;
•	Deferred tax expenses resulting from our investments in GAC and Peru, which are not deemed to be permanently reinvested;
•	State income taxes assessed regardless of taxable income or based on gross income with limited deductions;
•	Unfavorable permanent adjustments, including meals and entertainment;
•	The Global Intangible Low-Taxed Income inclusion and non-deductible transaction costs; and
•	A deferred tax expense related to the capital loss recognized on the sale of the Company’s Ecuador subsidiary.

Despite reporting $0.5 million of pre-tax earnings, which normally would result in income tax expense, our South American operations recorded an income tax benefit of $0.8 million for fiscal year 2019.  The income tax benefit was primarily driven by reversal of a $1.6 million valuation allowance against deferred tax assets recognized in Brazil, which was partially offset by a new valuation allowance against deferred tax assets recognized in Peru.

Fiscal Year 2018 Consolidated Tax Provision

Despite reporting a pre-tax loss of $0.9 million for fiscal year 2018, which normally would result in a tax benefit, our U.S. operations recorded income tax expense of $0.2 million mainly due to the one-time adjustments related to the enactment of the Tax Act.  Excluding these one-time adjustments, our domestic operations would have reported a tax benefit and an effective tax rate of approximately 28.5%.

Our South American operations reported income tax expense of $0.1 million on $1.1 million of pre-tax earnings, resulting in an effective tax rate of approximately 7.3%.  The lower effective tax rate of our South American operations in Brazil was a result of the utilization of net operating losses for which a full valuation allowance was previously recorded.  As a result, only current tax expense was recorded for fiscal year 2018, as usage of those net operating losses were limited.

Liquidity and Capital Resources

Cash, cash equivalents and restricted cash decreased $0.2 million during fiscal year 2019 to $13.6 million at July 31, 2019.

Our Board of Directors considers the approval of dividends to our shareholders based on various operating parameters, including available cash balances, results of current operations and projections of future operating results and cash flows.  Excluding the payment of $1.7 million of cash dividends, which were approved on a discretionary basis by the Company’s Board of Directors, cash generated from operations exceeded cash required to fund investing and financing activities by $1.5 million during fiscal year 2019, a decrease of $0.8 million from $2.3 million for the prior fiscal year.

Our U.S. operations had $32.5 million of unsecured lines of credit available for working capital and letters of credit at July 31, 2019, of which less than $0.1 million of letters of credit were outstanding at July 31, 2019.  Our lenders have reaffirmed these lines of credit within the past twelve months.  We believe that available cash balances in our domestic companies, anticipated cash flows from U.S. operations, and our available lines of credit will be sufficient to cover working capital requirements of our U.S. operations during the next twelve months and the foreseeable future.

Our South American operations had $3.1 million of unsecured lines of credit available for working capital and letters of credit at July 31, 2018, of which $1.6 million of letters of credit were outstanding at July 31, 2019.  Our lenders have reaffirmed these lines of credit within the past twelve months.  During fiscal years 2016 and 2017, our South American operations were affected by adverse global and local economic conditions.  Although we currently believe that available cash balances, anticipated cash flows, and available lines of credit will be sufficient to cover working capital requirements of our South American operations in the near future, economic uncertainty and volatility is an ongoing risk for our South American operations, which may challenge our liquidity position in the longer term.  In the event that these subsidiaries are unable to generate adequate cash flow to fund their operations, additional funding from EEI or lending institutions will be considered.

Excess cash accumulated by any foreign subsidiary, beyond that necessary to fund operations or business expansion, may be repatriated to the U.S. at the discretion of the Boards of Directors of the respective entities.  The Company repatriated $0.8 million of dividends from foreign subsidiaries, net of local taxes, during fiscal year 2019.

Contract Receivable Concentrations

Significant concentrations of current contract receivables and the related allowance for doubtful accounts are summarized in the following table.

	July 31, 2019		July 31, 2018
Region	Current Contract Receivables	Current Allowance for Doubtful Accounts	Current Contract Receivables	Current Allowance for Doubtful Accounts
	($ in thousands)

U.S. operations	$20,411	$489	$21,580	$569
South American operations	5,880	515	5,319	715
Totals	$26,291	$1,004	$26,899	$1,284

The current allowance for doubtful accounts for the Company’s South American operations represented 9% and 13% of related contract receivables at July 31, 2019 and 2018, respectively.  Unstable local economies that adversely impacted certain of our South American clients in recent years demonstrated signs of stabilizing during fiscal years 2018 and 2019.  Management continues to monitor trends and events that may adversely impact the realizability of recorded receivables from our South American clients.

Recent Accounting Pronouncements

A summary of recent accounting pronouncements is provided in Note 2 of the Consolidated Financial Statements, included in Item 8 of this Annual Report.

Critical Accounting Policies

The preceding discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States.  The significant accounting policies used in the preparation of our consolidated financial statements are more fully described in Note 3 of the Consolidated Financial Statements, included in Item 8 of this Annual Report.

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

Revenue Recognition

Substantially all of the Company’s revenue is derived from environmental consulting work, which is principally derived from the sale of labor hours.  Revenue reflected in the Company’s consolidated statements of operations represent services rendered for which the Company maintains a primary contractual relationship with its customers.  Included in revenue are certain services outside the Company’s normal operations which the Company has elected to subcontract to other contractors.

Contracts are required from all customers within our U.S. and South American operations.  Consulting work within our U.S. operations is performed under a mix of time and materials, fixed price and cost-plus contracts.  Consulting work within our South American operations is conducted primarily under fixed price contracts.  Gross revenue associated with these contract types is summarized in the following table.

	Fiscal Year Ended July 31,
	2019		2018		2017
	$	%	$	%	$	%
		(in thousands)

Time and materials	$40,505	46%	$38,562	43%	$47,732	50%
Fixed price	30,974	35%	33,262	36%	31,773	33%
Cost-plus	17,031	19%	18,860	21%	16,578	17%
Total gross revenue	$88,510	100%	$90,684	100%	$96,083	100%

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

The Company accounts for fixed price contracts over time, based on progress determined by the ratio of efforts expended to date in proportion to total efforts expected to be expended over the life of a contract. This revenue recognition method requires the use of estimates and judgment regarding a project’s expected revenue and the extent of progress towards completion.  The Company makes periodic estimates of progress towards project completion by analyzing efforts expended to date, plus an estimate of the amount of efforts to expend that we expect to incur until the completion of the project.  Revenue is then calculated on a cumulative basis (project-to-date) as the proportion of efforts-expended.  The revenue for the current period is calculated as cumulative revenue less project revenue already recognized.  If an estimate of efforts expended at completion on any contract indicates that a loss will be incurred, the entire estimated loss is charged to operations in the period the loss becomes evident.

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

Change orders can occur when changes in scope are made after project work has begun and can be initiated by either the Company or its clients.  Claims are amounts in excess of the agreed contract price which the Company seeks to recover from a client for customer delays and/or errors or unapproved change orders that are in dispute.  The Company recognizes costs related to change orders and claims as incurred.  Revenue and profit are recognized on change orders when it is probable that the change order will be approved by both the client and the Company, and the amount can be reasonably estimated.  Revenue is recognized only up to the amount of costs incurred on contract claims when realization is probable, estimable and reasonable support from the customer exists.

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

Goodwill

We allocate goodwill to reporting units based on the reporting unit expected to benefit from the business combination. We evaluate our reporting units at least annually and, if necessary, reassign goodwill using a relative fair value allocation approach. Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit.

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

The Company has assigned goodwill of $0.9 million to a single reporting unit.  Based on the annual impairment assessment completed at July 31, 2019, the calculated fair value of the reporting unit to which goodwill is assigned exceeded its book value by approximately 28%, indicating no impairment of goodwill.

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

A tax position is a position in a previous tax filing or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions shall be recognized when, in management’s judgement, it is “more likely than not” (as defined under U.S. GAAP) that the position will be sustained.  Tax positions that meet the “more likely than not” definition shall be measured at the largest amount of tax impact that is likely to be realized upon settlement.  We recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in selling, general and administrative expenses.  Whether the more-likely-than-not recognition threshold is met for a tax position, is a matter of judgment based on the individual facts and circumstances of that position evaluated in light of all available evidence.  The Company had no uncertain tax positions at July 31, 2019 and 2018.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using enacted tax rates expected to be in effect for the year in which the temporary differences are expected to reverse.  Our policy is to establish a valuation allowance if it is “more likely than not” that the related tax benefits will not be realized.  At July 31, 2019 and 2018, we determined based on available evidence, including historical financial results for the last three years and forecasts of future results, that it is “more likely than not” that a portion of these items may not be recoverable in the future.  Accordingly, we maintained total valuation allowances of $0.8 million and $2.0 million as a reduction of deferred tax assets at July 31, 2019 and 2018, respectively.  The decrease in the valuation allowance mainly resulted from reversal of a $1.6 million valuation allowance previously established in Brazil, which was partially offset by establishment of a valuation allowance in Peru.

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

Inflation

During fiscal years 2019, 2018 and 2017, inflation did not have a material impact on our business because a significant amount of our contracts are either cost based or contain commercial rates for services that are adjusted annually.

Off-Balance Sheet Arrangements

We had outstanding letters of credit drawn under our lines of credit of $1.6 million and $1.7 million at July 31, 2019 and 2018, respectively.  Other than these letters of credit, we did not have any off-balance sheet arrangements as of July 31, 2019 or 2018.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Ecology and Environment Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ecology and Environment Inc. (the Company) as of July 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended July 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at July 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2019, in conformity with U.S. generally accepted accounting principles.

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

Buffalo, New York
October 29, 2019

Ecology and Environment Inc.
Consolidated Balance Sheets
(amounts in thousands, except share data)

	Balance at
	July 31, 2019	July 31, 2018
Assets

Current assets:
Cash and cash equivalents	$13,344	$13,496
Investment securities available for sale	1,577	1,497
Contract receivables, net of allowance for doubtful accounts and contract adjustments of $1,004 and $1,284, respectively	25,087	25,615
Income tax receivable	912	1,230
Other current assets	2,078	1,752

Total current assets	42,998	43,590

Property, buildings and equipment, net of accumulated depreciation of $17,066 and $16,799, respectively	3,253	3,870
Deferred income taxes	2,130	789
Equity method investment	1,658	2,058
Other assets	1,771	2,522

Total assets	$51,810	$52,829

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$6,099	$5,635
Lines of credit	284	-
Accrued payroll costs	6,661	6,066
Current portion of long-term debt and capital lease obligations	41	54
Customer deposits	3,551	3,191
Other accrued liabilities	1,386	1,382

Total current liabilities	18,022	16,328

Long-term debt and capital lease obligations	13	54
Commitments and contingencies (Note 20)	-	-

Shareholders’ equity:
Preferred stock, par value $.01 per share (2,000,000 shares authorized; no shares issued)	-	-
Class A common stock, par value $.01 per share (6,000,000 shares authorized; 3,192,990 and 3,041,911 shares issued, respectively)	32	30
Class B common stock, par value $.01 per share; (10,000,000 shares authorized; 1,200,735 and 1,351,814 shares issued, respectively)	12	14
Capital in excess of par value	16,964	17,558
Retained earnings	18,687	20,973
Accumulated other comprehensive loss	(2,098)	(1,885)
Treasury stock, at cost (Class A common: 64,823 and 15,789 shares, respectively; Class B common: 0 and 64,801 shares, respectively)	(729)	(907)

Total Ecology and Environment Inc. shareholders’ equity	32,868	35,783
Noncontrolling interests	907	664

Total shareholders’ equity	33,775	36,447

Total liabilities and shareholders’ equity	$51,810	$52,829

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ecology and Environment Inc.
Consolidated Statements of Operations
(amounts in thousands, except share data)

	Fiscal Year Ended July 31,
	2019	2018	2017

Revenue, net	$88,510	$90,684	$96,083

Cost of professional services and other direct operating expenses	34,228	33,855	36,179
Subcontract costs	15,859	17,191	15,975
Selling, general and administrative expenses	38,820	39,257	38,139
Depreciation and amortization	1,022	1,083	994

(Loss) income from operations	(1,419)	(702)	4,796

Equity investment income	346	595	368
Net interest income	237	114	29
Net foreign exchange gain (loss)	4	(11)	(86)
Proxy contest costs, net	-	-	(375)
Other income (expense)	58	158	(54)

(Loss) Income before income tax provision	(774)	154	4,678
Income tax (benefit) provision	(664)	258	2,167

Net income (loss)	(110)	(104)	2,511

Net (income) loss attributable to the noncontrolling interest	(444)	(204)	312

Net (loss) income attributable to Ecology and Environment Inc.	$(554)	$(308)	$2,823

Net (loss) income per common share: basic and diluted	$(0.13)	$(0.07)	$0.66

Weighted average common shares outstanding: basic and diluted	4,316,316	4,304,574	4,294,501

The accompanying notes are an integral part of these consolidated financial statements.

Ecology and Environment Inc.
Consolidated Statements of Comprehensive Income
(amounts in thousands)

	Fiscal Year Ended July 31,
	2019	2018	2017

Net income (loss) including noncontrolling interests	$(110)	$(104)	$2,511
Foreign currency translation adjustments	(273)	(85)	174
Unrealized investment losses, net	-	(20)	(18)

Comprehensive (loss) income	(383)	(209)	2,667
Comprehensive (income) loss attributable to noncontrolling interests	(389)	(189)	290

Comprehensive (loss) income attributable to Ecology and Environment Inc.	$(772)	$(398)	$2,957

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ecology and Environment Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)

	Fiscal Year Ended
	July 31, 2019	July 31, 2018	July 31, 2017
Cash flows from operating activities:
Net income (loss)	$(110)	$(104)	$2,511
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,022	1,083	994
Provision for deferred income taxes	(1,326)	66	1,992
Share-based compensation expense	100	127	69
Tax impact of share-based compensation	-	-	(6)
(Gain) loss on sale of assets and investment securities	-	17	(81)
Net recovery of contract adjustments	(745)	(830)	(1,178)
Net bad debt expense	92	1,034	164
Changes in:
- contract receivables	806	5,266	572
- other current assets	(431)	155	(178)
- income tax receivable	337	353	134
- equity method investment	(15)	(595)	(158)
- other non-current assets	661	(822)	(485)
- accounts payable	468	(2,023)	259
- accrued payroll costs	590	228	(110)
- income taxes payable	-	(44)	(86)
- billings in excess of revenue	365	807	(78)
- other accrued liabilities	204	(490)	(43)
Net cash provided by operating activities	2,018	4,228	4,292

Cash flows from investing activities:
Acquisition of noncontrolling interest of subsidiaries	-	(27)	-
Proceeds from sale of subsidiaries	-	-	75
Purchase of property, building and equipment	(482)	(772)	(669)
Proceeds from sale of building and equipment	69	43	1,495
Purchase of investment securities	(33)	(31)	(30)
Net cash (used in) provided by investing activities	(446)	(787)	871

Cash flows from financing activities:
Dividends paid	(1,726)	(1,721)	(1,720)
Proceeds from debt	-	-	200
Repayment of debt	(53)	(389)	(241)
Net borrowings (repayment) of lines of credit	277	(342)	39
Distributions to noncontrolling interests	(299)	(454)	(8)
Net cash used in financing activities	(1,801)	(2,906)	(1,730)

Effect of exchange rate changes on cash and cash equivalents	75	76	(228)

Net (decrease) increase in cash, cash equivalents and restricted cash	(154)	611	3,205
Cash, cash equivalents and restricted cash at beginning of period	13,746	13,135	9,930

Cash, cash equivalents and restricted cash at end of period	$13,592	$13,746	$13,135

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$5	$38	$139
Income taxes	(50)	140	715
Supplemental disclosure of non-cash items:
Dividends declared and not paid	865	863	860
Proceeds from capital lease obligations	-	59	29
Acquistion of noncontrolling interest of subsidiaries (equipment)	(153)	26	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ecology and Environment Inc.
Consolidated Statements of Changes in Shareholders Equity
(amounts in thousands, except share data)

					Capital in		Accumulated Other
	Class A Common Stock		Class B Common Stock		Excess of	Retained	Comprehensive	Treasury Stock		Noncontrolling
	Shares	Amount	Shares	Amount	Par Value	Earnings	Income (Loss)	Shares	Amount	Interest

Balance at July 31, 2016 (Audited)	3,035,778	$30	1,357,947	$14	$17,666	$21,925	$(1,929)	104,073	$(1,172)	$1,221

Net income (loss)	-	-	-	-	-	2,823	-	-	-	(312)
Foreign currency translation adjustment	-	-	-	-	-	-	152	-	-	22
Cash dividends declared ($0.40 per share)	-	-	-	-	-	(1,719)	-	-	-	-
Unrealized investment losses, net	-	-	-	-	-	-	(18)	-	-	-
Issuance of stock under stock award plan	-	-	-	-	(90)	-	-	(11,952)	135	-
Tax impact of share based compensation	-	-	-	-	(6)	-	-	-	-	-
Tax impact of noncontrolling interests	-	-	-	-	-	(24)	-	-	-	24
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	(8)

Balance at July 31, 2017 (Audited)	3,035,778	$30	1,357,947	$14	$17,570	$23,005	$(1,795)	92,121	$(1,037)	$947

Net income (loss)	-	-	-	-	-	(308)	-	-	-	204
Foreign currency translation adjustment	-	-	-	-	-	-	(70)	-	-	(15)
Cash dividends declared ($0.40 per share)	-	-	-	-	-	(1,724)	-	-	-	-
Unrealized investment losses, net	-	-	-	-	-	-	(20)	-	-	-
Conversion of Class B common stock to Class A common stock	6,133	-	(6,133)	-	-	-	-	-	-	-
Issuance of stock under stock award plan	-	-	-	-	(130)	-	-	(11,531)	130	-
Share-based compensation expense	-	-	-	-	127	-	-	-	-	-
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	(455)
Sale of majority-owned subsidiary	-	-	-	-	(9)	-	-	-	-	-
Purchase of additional noncontrolling interests	-	-	-	-	-	-	-	-	-	(17)

Balance at July 31, 2018 (Audited)	3,041,911	$30	1,351,814	$14	$17,558	$20,973	$(1,885)	80,590	$(907)	$664
Cumulative effect of adoption of ASU 2016-01	-	-	-	-	-	(5)	5	-	-	-
Balance at July 31, 2018 (Audited)	3,041,911	$30	1,351,814	$14	$17,558	$20,968	$(1,880)	80,590	$(907)	$664

Net income (loss)	-	-	-	-	-	(554)	-	-	-	444
Foreign currency translation adjustment	-	-	-	-	-	-	(218)	-	-	(55)
Conversion of Class B common stock to Class A common stock	151,079	2	(151,079)	(2)	-	-	-	-	-	-
Cash dividends declared ($0.40 per share)	-	-	-	-	-	(1,727)	-	-	-	-
Issuance of stock under stock award plan	-	-	-	-	(102)	-	-	(15,767)	178	-
Share-based compensation expense	-	-	-	-	100	-	-	-	-	-
Sale of subsidiary shares to noncontrolling interests	-	-	-	-	(598)	-	-	-	-	-
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	(299)
Adjustment to investment in Brazil	-	-	-	-	(240)	-	-	-	-	-
Purchase of additional noncontrolling interests	-	-	-	-	246	-	-	-	-	153

Balance at July 31, 2019 (Audited)	3,192,990	$32	1,200,735	$12	$16,964	$18,687	$(2,098)	64,823	$(729)	$907

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ecology and Environment Inc.
Notes to Consolidated Financial Statements

1.	Organization and Basis of Presentation

Ecology and Environment Inc., (“EEI” or the “Parent Company”) was incorporated in 1970 as a global broad-based environmental consulting firm whose underlying philosophy is to provide professional services worldwide so that sustainable economic and human development may proceed with acceptable impact on the environment.  During fiscal year 2019, EEI and its subsidiaries (collectively, the “Company”) included six active wholly-owned and majority-owned operating subsidiaries in four countries (the United States of America, Brazil, Peru and Ecuador), and one majority-owned equity investment in Chile.  The Company’s staff is comprised of individuals representing numerous scientific, engineering, health, and social disciplines working together in multidisciplinary teams to provide innovative environmental solutions.  The majority of employees hold bachelor’s and/or advanced degrees in such areas as chemical, civil, mechanical, sanitary, soil, structural and transportation engineering, biology, geology, hydrogeology, ecology, urban and regional planning and oceanography.  The Company’s client list includes governments, industries, multinational corporations, organizations, and private companies.

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

The Financial Accounting Standards Board (“FASB”) establishes changes to U.S. GAAP in the form of accounting standards updates (“ASUs”) to the FASB Accounting Standards Codification.  The Company considers the applicability and impact of all ASUs when they are issued by FASB.  ASUs listed below were either adopted by the Company during fiscal year 2019 or will be adopted as each ASU becomes effective during future reporting periods.  ASUs not listed below were assessed to be not applicable to the Company’s operations or are expected to have minimal impact on the Company’s consolidated financial position or results of operations.

Accounting Pronouncements Adopted During the Fiscal Year Ended July 31, 2019

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”).  ASU 2014-09, as amended by subsequent ASUs that amended and clarified the guidance in ASU 2014-09, forms the basis for FASB ASC Topic 606 (“ASC Topic 606”), which superseded previous authoritative U.S. GAAP guidance regarding revenue recognition.  The Company adopted ASC Topic 606 effective August 1, 2018.  Refer to Note 7 of these consolidated financial statements for additional disclosures regarding the Company’s adoption of ASC Topic 606.

In January 2016, FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”).  The amendments in ASU 2016-01 address certain aspects of recognition, measurement, presentation and disclosure of financial instruments.  In February 2018, FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments – Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities, which clarified certain aspects of the guidance issued in ASU 2016-01.  Under the new guidance, entities are no longer able to classify equity investments as either trading or available for sale (“AFS”) and may no longer recognize unrealized holding gains and losses in other comprehensive income on equity securities that were classified as AFS under previous U.S. GAAP.  The Company adopted the applicable provisions of ASU 2016-01 effective August 1, 2018 by recording a cumulative effect adjustment of less than $0.1 million to beginning retained earnings and beginning accumulated other comprehensive income on the consolidated balance sheets.  The cumulative effect adjustment is also separately reported on the consolidated statements of shareholders’ equity.

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

The Company adopted the provisions of ASU 2016-15 effective August 1, 2018 and elected the “cumulative earnings approach.”  The Company received $0.2 million of dividends from its equity method investee during the fiscal year ended July 31, 2019 that are included in cash flows from operating activities.

Accounting Pronouncements Not Yet Adopted as of July 31, 2019

In March 2016, FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”).  The main difference between previous U.S. GAAP and ASU 2016-02 (together with subsequent ASUs that amended and clarified the guidance in ASU 2016-02) is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP.  ASU 2016-02 provides specific guidance for determining whether a contractual arrangement contains a lease, lease classification by lessees and lessors, initial and subsequent measurement of leases by lessees and lessors, sale and leaseback transactions, transition, and financial statement disclosures.  The Company adopted the provisions of ASU 2016-02 effective August 1, 2019, using the modified retrospective approach.  Management will apply the transition method which does not require adjustments to comparative periods or require modified disclosures for those comparative periods for fiscal year 2020.  ASU 2016-02 provides several optional practical expedients for transition.  Management elected all available transition practical expedients, other than the use-of-hindsight.  ASU 2016-02 also provides practical expedients for ongoing accounting after transition.  Management elected the short-term lease recognition exemption which allows non-recognition of right-of-use assets and lease liabilities for operating leases with an initial term of 12 months or less.  Management has also elected the practical expedient to not separate lease and non-lease components for arrangements that contain leases.

Management is finalizing the Company’s implementation of the guidance in ASU 2016-02, including changes to accounting policies, systems and controls, and implementing new software capable of producing the required data for accounting and disclosure purposes.  The adoption of this guidance did not have a material impact on the Company’s results of operations or liquidity.  The Company expects to recognize new right-of-use assets and lease liabilities associated with operating leases of approximately $5.9 million to $6.5 million in the first quarter of fiscal year 2020.

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

Investment Securities

Prior to August 1, 2018, unrealized gains or losses related to investment securities were recorded in the consolidated balance sheets and statements of comprehensive income.  Subsequent to adoption of ASU 2016-01 effective August 1, 2018 (refer to Note 2 of these consolidated financial statements), unrealized gains or losses related to investment securities are recorded in the consolidated statements of operations.  The cost basis of securities sold is based on the specific identification method.  Reclassification adjustments out of accumulated other comprehensive income resulting from disposition of investment securities are included within other income (expense) in the consolidated statements of operations.

Investment securities include mutual funds that are valued at the net asset value (“NAV”) of shares held by the Company at period end.  Mutual funds held by the Company are open-end mutual funds that are registered with the SEC.  These funds are required to publish their daily NAV and to transact at that price.  The mutual funds held by the Company are deemed to be actively traded.

Revenue Recognition and Contract Receivables

Substantially all of the Company’s revenue is derived from environmental consulting work, which is principally derived from the sale of labor hours.  Revenue reflected in the Company’s consolidated statements of operations represent services rendered for which the Company maintains a primary contractual relationship with its customers.  Included in revenue are certain services outside the Company’s normal operations which the Company has elected to subcontract to other contractors.

The Company’s consulting work is performed under a mix of time and materials, fixed price and cost-plus contracts. The Company accounts for time and material contracts over the period of performance, predominately based on labor hours incurred.  Under time and materials contracts, there is no predetermined fee.  Instead, the Company negotiates hourly billing rates and charges the clients based upon actual hours expended on a project.  In addition, any direct project expenditures are passed through to the client and are typically reimbursed.  Time and materials contracts may contain “not to exceed” provisions that effectively cap the amount of revenue that the Company can bill to the client.  In order to record revenue that exceeds the billing cap, the Company must obtain approval from the client for expanded scope or increased pricing.

The Company accounts for fixed price contracts over time, based on progress determined by the ratio of efforts expended to date in proportion to total efforts expected to be expended over the life of a contract. This revenue recognition method requires the use of estimates and judgment regarding a project’s expected revenue and the extent of progress towards completion.  The Company makes periodic estimates of progress towards project completion by analyzing efforts expended to date, plus an estimate of the amount of effort expected to be incurred until the completion of the project.  Revenue is then calculated on a cumulative basis (project-to-date) as the proportion of efforts-expended.  The revenue for the current period is calculated as cumulative revenue less project revenue already recognized.  If an estimate of efforts expended at completion on any contract indicates that a loss will be incurred, the entire estimated loss is charged to operations in the period the loss becomes evident.

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

Change orders can occur when changes in scope are made after project work has begun and can be initiated by either the Company or its clients.  Claims are amounts in excess of the agreed contract price which the Company seeks to recover from a client for customer delays and/or errors or unapproved change orders that are in dispute.  The Company recognizes costs related to change orders and claims as incurred.  Revenue and profit are recognized on change orders when it is probable that the change order will be approved, and the amount can be reasonably estimated.  Revenue is recognized only up to the amount of costs incurred on contract claims when realization is probable, estimable and reasonable support from the customer exists.

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

Expenditures for maintenance and repairs are charged to expense as incurred.  Expenditures for improvements are capitalized when either the value or useful life of the related asset have been increased.  When property or equipment is retired or sold, any gain or loss on the transaction is reflected in the current year’s earnings.

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

Impairment of Long-Lived Assets

The Company assesses recoverability of the carrying value of long-lived assets when events occur, or circumstances change that would more likely than not impair the value of the asset.  Recoverability is assessed by estimating the future net cash flows (undiscounted) expected to result from the asset, including eventual disposition, and comparing the resulting future cash flows to the carrying value of the asset.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value.

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

EEI also has a supplemental retirement plan that provides post-retirement health care coverage for EEI’s founders and their spouses.  As of July 31, 2019, two founders, their spouses and the spouse of a deceased founder were receiving healthcare coverage under this plan.  The annual expense associated with this plan is determined based on discounted annual cost estimates over the estimated life expectancy of the founders and their spouses.

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

Comprehensive Income (Loss)

Comprehensive income (loss) represents the change in shareholders’ equity during a period, excluding changes arising from transactions with shareholders.  Comprehensive income includes net income from the consolidated statements of operations, plus other comprehensive income during a reporting period.  Other comprehensive income (loss) represents the net effect of accounting transactions that are recognized directly in shareholders’ equity, such as unrealized net income or losses resulting from currency translation adjustments from foreign operations and unrealized gains or losses on available-for-sale securities.

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

The financial statements of foreign subsidiaries located in highly inflationary economies are remeasured as if the functional currency were the U.S. dollar.  The remeasurement of local currencies into U.S. dollars creates transaction adjustments which are included in net income.  The Company did not record any highly inflationary economy adjustments during fiscal years 2019, 2018 or 2017.

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

4.    Significant Transactions During the Fiscal Year Ended July 31, 2019

Staff Reduction Programs

In December 2018, the Company began to notify employees of a voluntary retirement program.  In February 2019, the Company began to notify affected employees of an involuntary separation program.  These programs (collectively, the “Staff Reduction Programs”), which were being implemented in connection with a corporate restructuring plan within the Company’s U.S. operating segment, were substantially completed by July 31, 2019 and will be completed by December 31, 2019.  During the fiscal year 2019, the Company’s U.S. operating segment recorded and paid approximately $1.0 million of employee severance and termination expenses related to the Staff Reduction Programs, which was reported in selling, general and administrative expenses on the consolidated statements of operations.

Expenses Associated with Restatements of Financial Statements

During fiscal year 2019, the Company restated audited consolidated financial statements for the fiscal years ended July 31, 2016 and 2017 and unaudited condensed consolidated financial statements for the quarters ended October 28, 2017, January 27, 2018 and April 28, 2018.  Comparative prior year financial data included in tables and various accounting policies and commentaries included in the Company’s 2018 Annual Report on Form 10-K and 2019 Quarterly Reports on Form 10-Q was also restated or otherwise revised.  These restatements required extensive internal and external resources to complete, including significant incremental fees paid to the Company’s independent auditors, tax consultants and external legal counsel.  During fiscal year 2019, the Company’s U.S. operating segment recorded and paid incremental audit, tax and legal expenses of approximately $1.0 million as a result of the restatements described above, which were reported as selling, general and administrative expenses on the consolidated statements of operations.

Agreement and Plan of Merger

On August 28, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with WSP Global Inc., a Canadian corporation (“WSP”), and Everest Acquisition Corp., a New York corporation and an indirect wholly owned subsidiary of WSP (“Merger Sub”).  Pursuant to the Merger Agreement, the Company will merge with the Merger Sub (the “Merger”) with the Company continuing as the surviving corporation.

At the Effective Time (as defined in the Merger Agreement), each share of the Company’s Class A common stock, $0.01 par value per share and Class B common stock, $0.01 par value per share (collectively, the “Company Shares”), issued and outstanding immediately prior to the Effective Time, (other than shares (i) held by the Company (or held in the Company’s treasury), (ii) held by any wholly owned subsidiary of the Company, (iii) held by WSP, Merger Sub or any other wholly owned subsidiary of WSP or (iv) held by holders of Class B common stock who have made a proper demand for appraisal of the shares in accordance with Section 623 of the New York Business Corporation Law) but including shares that are, as of the Effective Time, unvested and subject to restrictions, will be converted into the right to receive $15.00 in cash, without interest and subject to any required tax withholding. In addition, the Merger Agreement provides that record holders of Company Shares as of the close of business on the last business day prior to the Effective Time, including any shares that are then unvested and subject to restrictions, will receive a one-time special dividend from the Company of up to $0.50 in cash per share to be paid shortly after closing (the “Special Dividend”). The amount of the Special Dividend is subject to pro rata reduction if certain expenses incurred by the Company in connection with the Merger exceed $3.05 million in the aggregate, as further described in the Merger Agreement.

The consummation of the Merger is subject to the satisfaction or waiver of specified closing conditions, including: (i) the approval of the Merger at a meeting of the Company’s shareholders, currently scheduled to occur on November 20, 2019, by the affirmative vote of the holders of two-thirds of the Company Shares that are issued and outstanding on the record date for the shareholders meeting, with Class A and Class B shareholders voting as a single class; (ii) the absence of an order, injunction or law issued by a court or governmental authority of competent jurisdiction that makes the consummation of the Merger illegal; (iii) the absence of legal proceedings brought by a governmental authority of competent jurisdiction seeking to restrain or prohibit the Merger; (iv) the clearance of the Merger by the Committee on Foreign Investment in the United States without the imposition of any burdensome conditions, as defined in the Merger Agreement; and (v) subject to certain materiality qualifications, the continued accuracy of the Company’s representations and warranties and continued compliance by the Company with covenants and obligations (to be performed at or prior to the closing of the Merger).

If the Merger Agreement is terminated in certain circumstances, the Company may be required to pay WSP a termination fee of $4.0 million or reimburse WSP for certain expenses up to $1.75 million.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, which is attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 28, 2019. Additional information about the Merger and the Merger Agreement is set forth in the Company’s definitive proxy statement filed with the SEC on October 8, 2019.

The Company accrued approximately $0.3 million of expenses during the fourth quarter of fiscal year 2019 related to the Merger Agreement.

5.	Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash are summarized in the following table.

	July 31,
	2019	2018
	(in thousands)

Cash and cash equivalents	$13,344	$13,496
Restricted cash included in other assets	248	250
Total cash, cash equivalents and restricted cash	$13,592	$13,746

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  Money market funds of $0 and $0.4 million were included in cash and cash equivalents at July 31, 2019 and 2018, respectively.

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

The Company monitors the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy.  Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another.  In such instances, the transfer is reported at the beginning of the reporting period.  There were no transfers in or out of levels 1, 2 or 3 during fiscal years 2019, 2018 or 2017.

The carrying amount of cash, cash equivalents and restricted cash approximated fair value at July 31, 2019 and 2018.  These assets were classified as level 1 instruments at both dates.

Investment securities of $1.6 million and $1.5 million at July 31, 2019 and 2018, respectively, primarily included mutual funds invested in U.S. municipal bonds, which the Company may immediately redeem without prior notice.  These mutual funds are valued at the NAV of shares held by the Company at period end as a practical expedient to estimate fair value.  These mutual funds are deemed to be actively traded, are required to publish their daily NAV and are required to transact at that price.

The Company recorded unrealized investment losses or gains of less than $0.1 million in other income on the consolidated statement of operations for fiscal year 2019 and in accumulated other comprehensive loss at July 31, 2018 and 2017.  The Company did not record any sales of investment securities during the twelve months ended July 31, 2019 or 2018.

Long-term debt consists of bank loans and capitalized equipment leases.  Lines of credit consist of borrowings for working capital requirements.  The carrying amount of these liabilities approximated fair value at July 31, 2019 and 2018.  These liabilities were classified as level 2 instruments at both dates.  Refer to Note 11 and Note 12 of these consolidated financial statements for additional disclosures regarding the Company’s lines of credit, debt and capital lease obligations.

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

The Company adopted ASC Topic 606 using the modified retrospective method.  As a practical expedient allowed under ASC Topic 606, the Company applied the new guidance only to contracts that were not completed as of the date of initial application.  The Company did not record any cumulative effect adjustment to retained earnings as of August 1, 2018 and did not record any material adjustment to gross revenue for the fiscal year ended July 31, 2019 as a result of applying the guidance in ASC Topic 606.

Contract Receivables, net and Contract Assets

Contract receivables, net are summarized in the following table.

	July 31,
	2019	2018
	(in thousands)
Contract receivables:
Billed	$12,405	$12,905
Unbilled	13,686	13,994
	26,091	26,899
Allowance for doubtful accounts	(1,004)	(1,284)
Contract receivables, net	$25,087	$25,615

The Company anticipates that substantially all billed contract receivables will be collected over the next twelve months.  Billed contract receivables included contractual retainage balances of $0.8 million and $1.4 million at July 31, 2019 and 2018, respectively.  Management anticipates that the unbilled contract receivables and retainage balances at July 31, 2019, will be substantially billed and collected within one year.

Management identified contract receivables, net of allowance for doubtful accounts, of less than $0.1 million and $0.5 million as of July 31, 2019 and July 31, 2018, respectively, that are not expected to be collected within one year.  These net receivables represent long-term assets that are included in other assets on the consolidated balance sheets.

The Company may record contract assets for the right to receive consideration from customers when that right is conditional based on future performance under a contract.  Contract assets are transferred to billed contract receivables when the right to consideration becomes unconditional.  The Company did not record any contract assets at July 31, 2019 or 2018.

Allowance for Doubtful Accounts

Activity within the allowance for doubtful accounts is summarized in the following table.

	Fiscal Year Ended July 31,
	2019	2018	2017
	(in thousands)

Balance at beginning of period	$1,284	$2,044	$6,792
Provision for doubtful accounts during the period	182	813	682
Write-offs and recoveries of allowance recorded in prior periods	(676)	(943)	(5,430)
Reclassification of allowance (to) from noncurrent assets	214	(630)	---
Balance at end of period	$1,004	$1,284	$2,044

Contract Receivable Concentrations

Significant concentrations of contract receivables and the allowance for doubtful accounts are summarized in the following table.

	July 31, 2019		July 31, 2018
Region	Contract Receivables	Allowance for Doubtful Accounts	Contract Receivables	Allowance for Doubtful Accounts
	(in thousands)

U.S. operations	$20,211	$489	$21,580	$569
South American operations	5,880	515	5,319	715
Totals	$26,091	$1,004	$26,899	$1,284

The allowance for doubtful accounts for the Company’s South American operations represented 9% and 13% of related contract receivables at July 31, 2019 and 2018, respectively.  Unstable local economies that adversely impacted certain of our South American clients in recent years demonstrated signs of stabilizing during fiscal year 2019.  Management continues to monitor trends and events that may adversely impact the realizability of recorded receivables from our South American clients.

Disaggregation of Revenues

The following table provides a summary of the Company’s gross revenue, disaggregated by operating segment and contract type.

	Fiscal Year Ended July 31,
	2019	2018	2017

Gross revenue from time and materials contracts:
U.S. operations	$40,478	$38,562	$47,732
South American operations	27	-	-
Total gross revenue from time and materials contracts	$40,505	$38,562	$47,732

Gross revenue from fixed price contracts:
U.S. operations	$13,113	$14,313	$16,232
South American operations	17,861	18,949	15,541
Total gross revenue from fixed price contracts	$30,974	$33,262	$31,773

Gross revenue from cost-plus contracts:
U.S. operations	$17,031	$18,860	$16,578
South American operations	-	-	-
Total gross revenue from cost-plus contracts	$17,031	$18,860	$16,578

Gross revenue from all contracts:
U.S. operations	$70,622	$71,735	$80,542
South American operations	17,888	18,949	15,541
Consolidated gross revenue	$88,510	$90,684	$96,083

Customer Deposits

Customer deposits of $3.6 million and $3.2 million at July 31, 2019 and 2018, respectively, represent cash advances received from customers for future services.

8.	Variable Interest Entities and Equity Method Investment

Variable Interest Entities

As of July 31, 2019 and 2018, the Company consolidated one majority owned subsidiary that was deemed to be a VIE.  The financial position of this VIE as of July 31, 2019 and 2018 is summarized in the following table.

	July 31, 2019	July 31, 2018
	(in thousands)

Current assets	$3,549	$2,359
Noncurrent assets	781	878
Total assets	$4,330	$3,237

Current liabilities	$5,728	$5,408
Noncurrent liabilities	12	32
Total liabilities	5,740	5,440
Total Ecology and Environment Inc. shareholder’s equity	(708)	(1,051)
Noncontrolling interests shareholders’ equity	(702)	(1,152)
Total shareholders’ equity	(1,410)	(2,203)
Total liabilities and shareholders’ equity	$4,330	$3,237

Total gross revenue of the consolidated VIE was $12.1 million, $10.0 million and $8.9 million for the fiscal years ended July 31, 2019, 2018 and 2017, respectively.  With the exception of restricted cash of $0.3 million included in noncurrent assets at July 31, 2019 and 2018 (refer to Note 5), all assets of the VIE were available for the general operations of the VIE.

Equity Method Investment

The Company’s equity method investment in GAC had a carrying value of $1.7 Million and $2.1 million at July 31, 2019 and 2018, respectively.  The Company’s ownership percentage was 52.48% and 55.10% at July 31, 2019 and 2018.  The equity method investment in GAC is included within the Company’s South American operating segment.

Activity recorded for the Company’s equity method investment in GAC is summarized in the following table.

	Fiscal Year Ended July 31,
	2019	2018	2017
	(in thousands)

Equity investment carrying value at beginning of period	$2,058	$1,463	$1,944
GAC net income attributable to EEI	346	595	368
EEI’s portion of other comprehensive loss recorded by GAC	(414)	---	---
Gain on dilution of investment in GAC	17	---	---
EEI’s portion of dividends declared by GAC	(349)	---	(849)
Equity investment carrying value at end of period	$1,658	$2,058	$1,463

GAC’s financial position is summarized in the following table.

	July 31, 2019	July 31, 2018
	(in thousands)

Current assets	$5,671	$5,713
Noncurrent assets	1,215	501
Total assets	$6,886	$6,214

Current liabilities	$3,232	$2,620
Noncurrent liabilities	847	593
Total liabilities	4,079	3,213
Total Ecology and Environment Inc. shareholder’s equity	1,806	1,678
Noncontrolling interest in shareholders’ equity	1,001	1,323
Total shareholders’ equity	2,807	3,001
Total liabilities and shareholders’ equity	$6,886	$6,214

GAC’s results of operations are summarized in the following table.

	Fiscal Year Ended July 31,
	2019	2018	2017
	(in thousands)

Gross revenue	$12,912	$11,987	$7,737
Direct cost of services and subcontract costs	(8,353)	(7,286)	(4,633)
Income from operations	924	1,381	568
Net income	637	1,079	668
Net income attributable to EEI	346	595	368

9.	Property, Buildings and Equipment, net

Property, buildings and equipment is summarized in the following table.

	July 31,
	2019	2018
	(in thousands)

Land and land improvements	$393	$393
Buildings and building improvements	7,471	7,455
Field equipment	1,949	1,970
Computer equipment	4,015	4,156
Computer software	2,981	2,940
Office furniture and equipment	1,964	2,142
Vehicles	884	1,134
Other	662	479
	20,319	20,669
Accumulated depreciation and amortization	(17,066)	(16,799)
Property, buildings and equipment, net	$3,253	$3,870

10.	Goodwill

Goodwill of $0.9 million is included in other assets on the accompanying consolidated balance sheets at July 31, 2019 and 2018.  The Company completed its annual goodwill impairment assessment at July 31, 2019 and 2018, and determined that the fair value of the reporting units to which goodwill is assigned exceeded its book value at both dates.  As a result, no impairment of goodwill was identified as of July 31, 2019 or 2018.

11.	Lines of Credit

Unsecured lines of credit are summarized in the following table.

	July 31,
	2019	2018
	(in thousands)

Outstanding cash advances reported as lines of credit	$284	$	---
Outstanding letters of credit to support operations	1,635		1,668
Total amounts used under lines of credit	1,919		1,668
Remaining amounts available under lines of credit	33,681		33,932
Total unsecured lines of credit	$35,600		$35,600

The Company’s U.S. operations are supported by two line of credit arrangements:
•
$19.0 million available line of credit at July 31, 2019; no outstanding cash advances as of July 31, 2019 or 2018; letters of credit of less than $0.1 million were outstanding at July 31, 2019 and 2018; interest rate based on LIBOR plus 275 basis points; and

•
$13.5 million available line of credit at July 31, 2019; no outstanding cash advances as of July 31, 2019 or 2018; letters of credit of less than $0.1 million outstanding at July 31, 2019 and 2018; interest rate based on LIBOR plus 200 basis points.

The Company’s South American operations are supported by two line of credit arrangements:
•
$2.0 million available line of credit at July 31, 2019 to support operations in Peru; no outstanding cash advances as of July 31, 2019 or 2018; letters of credit of $1.0 million was outstanding as of July 31, 2019 and 2018, respectively; interest rate is affirmed by or negotiated with the lender annually; and

•
$1.1 million available line of credit at July 31, 2019 to support operations in Brazil; combined balance of outstanding cash advances of $ 0.3 million and $0 as of July 31, 2019 and 2018, respectively; letters of credit of $0.6 million were outstanding as of July 31, 2019 and 2018, respectively; interest rate based on a Brazilian government economic index.

12.	Debt and Capital Lease Obligations

Debt and capital lease obligations are summarized in the following table.

	July 31,
	2019	2018
	(in thousands)

Bank loan (interest rate of 3.86% at July 31, 2019)	17	28
Capital lease obligations (interest rates ranging from 4.8% to 17.07% at July 31, 2019)	37	80
	54	108
Current portion of long-term debt and capital lease obligations	(41)	(54)
Long-term debt and capital lease obligations	$13	$54

The aggregate maturities of long-term debt and capital lease obligations as of July 31, 2019 are summarized in the following table.

Fiscal Year Ending July 31,	Amount
(in thousands)

2020	$41
2021	13
Total	$54

13.	Income Taxes

Income before income tax provision is summarized in the following table.

	Fiscal Year Ended July 31,
	2019	2018	2017
	(in thousands)

U.S. operations	$(1,302)	$(948)	$4,758
Foreign operations (primarily South American operations)	528	1,102	(80)
(Loss) income before income tax provision	$(774)	$154	$4,678

The Company’s income tax (benefit) provision is summarized in the following table.

	Fiscal Year Ended July 31,
	2019	2018	2017
	(in thousands)
Current income tax provision (benefit):
Federal	$78	$(62)	$(149)
State	90	26	42
Foreign	494	228	282
Total current	662	192	175

Deferred income tax provision (benefit):
Federal	(24)	289	1,653
State	1	(75)	308
Foreign	(1,303)	(148)	31
Total deferred	(1,326)	66	1,992
Total income tax (benefit) provision	$(664)	$258	$2,167

On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the “Tax Act”), which significantly revised U.S. corporate income tax regulations including, among other things, lowering U.S. corporate income tax rates and implementing a territorial tax system.  The Tax Act lowered our statutory federal tax rate from 34.0% (effective through December 31, 2017) to 21.0% (effective January 1, 2018).  As the Company has a July 31 fiscal year-end, the lower corporate income tax rate was phased in, resulting in an average statutory federal tax rate of approximately 26.5% for the fiscal year ending July 31, 2018, and 21.0% for subsequent fiscal years.

The statutory U.S. income tax rate was 21.0%, 26.5% and 34% during fiscal years 2019, 2018 and 2017, respectively.  A reconciliation of the income tax provision using the statutory U.S. income tax rate compared with the actual income tax provision reported on the consolidated statements of operations is summarized in the following table.

	Fiscal Year Ended July 31,
	2019	2018	2017
	(in thousands)
Income tax (benefit) provision at the U.S. federal statutory income tax rate	$(163)	$41	$1,590
Tax on Foreign Earnings	138	129	---
Change in Tax Rates under Tax Act	16	322	---
International rate differences	80	27	33
Peru non-deductible expenses	---	14	53
Foreign dividend income	---	---	240
Income from “pass-through” entities taxable to noncontrolling partners	(16)	---	(1)
Re-evaluation and settlements of tax contingencies	---	---	(33)
Transaction Costs	69	---	---
Change in valuation allowance	(1,241)	(19)	98
State taxes, net of federal benefit	75	(32)	200
Other foreign taxes, net of federal benefit	109	(95)	(111)
Other permanent differences	269	(129)	98
Income tax (benefit) provision, as reported on the consolidated statements of operations	$(664)	$258	$2,167

The significant components of deferred tax assets and liabilities are summarized in the following table.

	July 31,
	2019		2018
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards		$1,413	$1,081
Accrued compensation and expenses		623	611
Federal benefit from foreign accounting differences		448	460
Contract and other reserves		253	311
Foreign tax credit		296	296
Capital loss carryforwards		234	143
Fixed assets and intangibles		57	---
Other		155	202
Deferred tax assets		3,479	3,104
Less: valuation allowance		(859)	(2,006)
Net deferred tax assets		$2,620	$1,098

Deferred tax liabilities:
Fixed assets and intangibles	$	---	$(39)
Federal expense on state deferred taxes		(62)	(60)
Federal expense from foreign accounting differences		(2)	(7)
Unremitted foreign earnings		(417)	(206)
Other		(9)	3
Net deferred tax liabilities		$(490)	$(309)

As of July 31, 2019, the Company has net operating losses attributable to operations in the U.S., Brazil and Peru. Foreign and U.S. net operating losses at July 31, 2019 were approximately $3.0 million and $1.4 million, respectively. Net operating losses in Brazil and U.S. federal net operating losses may be carried forward indefinitely and a portion of the net operating losses in Peru expire in four years, while the remainder have an indefinite life.  U.S. state net operating losses have expiration dates in various years starting in fiscal year 2023 through and including a portion with an indefinite life.

The Global Intangible Low-Taxed Income (“GILTI”) provisions of the Tax Act require the Company to include in the U.S. income from foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets.  During fiscal year 2019, its first year of applicability, the Company included $0.6 million of GILTI income in the U.S.  The Company has elected to account for GILTI in the period in which it is incurred, and therefore has not provided any deferred tax impacts of GILTI in its consolidated financial statements for fiscal year 2019.

The Company periodically evaluates the likelihood of realization of deferred tax assets and provides for a valuation allowance when necessary.  Activity within the deferred tax asset valuation allowance is summarized in the following table.

	Fiscal Year Ended July 31,
	2019	2018
	(in thousands)

Balance at beginning of period	$2,006	$2,020
Additions during the period	420	60
Reductions during period	(1,567)	(74)
Balance at end of period	$859	$2,006

As of July 31, 2019, the valuation allowance maintained by the Company primarily related to: (i) net operating losses related to operations in Peru, the utilization of which is dependent on future earnings; (ii) excess foreign tax credit carryforwards, the utilization of which is dependent on future foreign source income; and (iii) capital loss carryforwards, the utilization of which is dependent on future capital gains.  Additions to the valuation allowance during fiscal year 2019 primarily related to the establishment of a valuation allowance recorded on deferred tax assets related to operating losses from operations in Peru and a capital loss incurred on the sale of operations in Ecuador.  During the fiscal year 2019, based on available evidence including recent cumulated losses, management determined that it is more likely than not that the deferred tax assets in Peru will not be realized and therefore established a valuation allowance.

During fiscal year 2016, the Company recorded a valuation allowance against deferred tax assets related to net operating losses in Brazil.  During fiscal year 2019, based on available evidence including recent cumulative operating income, management determined that it is more likely than not that the deferred tax assets in Brazil will be realized and therefore reversed the related $1.6 million valuation allowance.

During the fiscal years ended July 31, 2019, 2018 and 2017, the Company recorded $0.2 million $0.2 million and $0.6 million, respectively, of income taxes applicable to undistributed earnings of foreign subsidiaries in Chile and Peru that will not be indefinitely reinvested in those operations.  The Company intends to recover the undistributed earnings through future dividend repatriations.  As part of Tax Act, all foreign earnings were taxed in the U.S. through December 31, 2017.  The Company had $4.1 million, $6.3 million and $5.6 million of taxed, but undistributed foreign earnings at July 31, 2019, 2018 and 2017, respectively.  At July 31, 2019 and 2018, the Company had $2.3 million and $1.0 million of foreign earnings, occurring after January 1, 2018, that will be subject to a full dividend received deduction when distributed.

The Company files numerous consolidated and separate income tax returns in U.S. federal, state and foreign jurisdictions.  The Company’s U.S. federal tax matters for fiscal years 2016 through 2019 remain subject to examination by the IRS.  The Company’s state, local and foreign tax matters for fiscal years 2015 through 2019 remain subject to examination by the respective tax authorities.  No waivers have been executed that would extend the period subject to examination beyond the period prescribed by statute.

The Company had no uncertain tax positions (“UTPs”) at July 31, 2019 and 2018.

The Company recognizes interest accrued related to liabilities for UTPs in other accrued liabilities on the consolidated balance sheets and in selling, general and administrative expenses on the consolidated statements of operations. The Company recorded $0.1 million or less in each of the fiscal years ending July 31, 2019, 2018 and 2017.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The Company recorded final adjustments for the tax effects of the Tax Act during the fourth quarter of fiscal year 2018, and all tax effects of the Tax Act were recorded in its consolidated financial statements for the fiscal year ended July 31, 2018.

14.	Other Accrued Liabilities

Other accrued liabilities are summarized in the following table.

	July 31,
	2019	2018
	(in thousands)

Allowance for project disallowances	$490	$687
Other	896	695
Total other accrued liabilities	$1,386	$1,382

Activity within the allowance for project disallowances is summarized in the following table.

	Fiscal Year Ended July 31,
	2019	2018	2017
	(in thousands)

Balance at beginning of period	$687	$687	$1,819
Reduction of reserves recorded in prior fiscal years	(197)	---	(1,132)
Balance at end of period	$490	$687	$687

The reductions in the allowance for project disallowances during fiscal years 2019, 2018 and 2017, which were recorded as additions to gross revenue on the consolidated statements of operations, resulted from final settlements of allowances recorded in prior fiscal years.  The settlements resulted in cash payments of $0.2 million during fiscal year 2019 and less than $0.1 million during fiscal year 2017.

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

During fiscal year 2019, EEI awarded a total of 15,767 shares of Class A Common Stock under the 2016 Stock Award Plan, valued at $0.2 million, under the following compensation arrangements:

•
10,367 shares of Class A Common Stock valued at $0.1 million were awarded to certain Directors as a portion of their annual compensation.  These shares will vest upon expiration of certain restrictions regarding transfer of the shares that expire in April 2020.

•
3,400 shares of Class A Common Stock valued at less than $0.1 million were awarded to the Company’s Executive Chairman, Marshall Heinberg in accordance with the terms of a compensation agreement approved by the Board of Directors.  These shares vested immediately upon issuance.

•
2,000 shares of Class A Common Stock valued at less than $0.1 million were awarded to the Company’s former Chief Administrative Officer, in accordance with the terms of her compensation agreement.  These shares vested immediately upon issuance.

16.	Shareholders’ Equity

Class A and Class B Common Stock

The relative rights, preferences and limitations of the Company’s Class A and Class B Common Stock are summarized as follows: Holders of Class A Common Stock are entitled to elect 25% of the Board of Directors so long as the number of outstanding Class A Common Stock is at least 10% of the combined total number of outstanding Class A and Class B Common Stock. Holders of Class A common shares have one-tenth the voting power of Class B Common Stock with respect to most other matters.

In addition, holders of Class A Common Stock are eligible to receive dividends in excess of (and not less than) those paid to holders of Class B Common Stock. Holders of Class B Common Stock have the option to convert at any time, each share of Class B Common Stock into one share of Class A Common Stock. Upon sale or transfer, shares of Class B Common Stock will automatically convert into an equal number of shares of Class A Common Stock, except that sales or transfers of Class B Common Stock to an existing holder of Class B Common Stock or to an immediate family member will not cause such shares to automatically convert into Class A Common Stock.

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

Concurrently with the execution and delivery of the Merger Agreement, Frank B. Silvestro, Ronald L. Frank, Gerald A. Strobel, Marshall A. Heinberg, Michael C. Gross, Michael El-Hillow, the Gerhard J. Neumaier Testamentary Trust, Justin C. Jacobs and Mill Road Capital II, L.P. (the “Supporting Stockholders”) entered into voting and support agreements with WSP (the “Voting Agreements”) with respect to all Company Shares and other Subject Securities (as defined in the Voting Agreements) beneficially owned or owned of record by the Supporting Stockholders (the “Voting Agreement Shares”).  Upon the closing of the transaction contemplated by the Merger Agreement, the Shareholders’ Agreement and the Voting Agreements shall terminate.

Cash Dividends

The Company declared and paid cash dividends of $1.7 million during fiscal years 2019, 2018 and 2017.  The Company recorded declared but unpaid dividends of $0.9 million as of July 31, 2019, 2018 and 2017.

Stock Repurchase Program

In August 2010, the Company’s Board of Directors approved a program for repurchase of 200,000 shares of Class A Common Stock (the “Stock Repurchase Program”).  As of July 31, 2019, the Company had repurchased 122,918 shares of Class A Common Stock, and 77,082 shares had yet to be repurchased under the Stock Repurchase Program.  The Company did not acquire any shares of Class A Common Stock under the Stock Repurchase Program during fiscal years 2019, 2018 or 2017.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are summarized in the following table.

	July 31,
	2019	2018
	(in thousands)

Unrealized net foreign currency translation losses	$(2,098)	$(1,880)
Unrealized net investment (losses) gains on available for sale investments	-	(5)
Total accumulated other comprehensive loss	$(2,098)	$(1,885)

17.	Operating Lease Commitments

The Company rents certain office facilities and equipment under non-cancelable operating leases and certain other facilities for servicing project sites over the term of the related long-term government contracts.  Lease agreements may contain step rent provisions and/or free rent concessions.   Lease payments based on a price index result in rent expense recognized on a straight line or substantially equivalent basis and are included in the calculation of minimum lease payments.  Gross rental expense associated with lease commitments was $3.1 million, $3.2 million and $3.3 million during fiscal years 2019, 2018 and 2017, respectively.

Future minimum rental commitments under operating leases as of July 31, 2019 are summarized in the following table.

Fiscal Year Ending July 31,	Amount
(in thousands)

2020	$2,139
2021	1,635
2022	1,156
2023	1,005
2024	647
Thereafter	96
Total	$6,678

18.	Defined Contribution Plans

Contributions to the EEI Defined Contribution Plan and EEI Supplemental Retirement Plan are discretionary and determined annually by its Board of Directors.  The total expense under these plans was $1.2 million, $1.3 million, and $1.5 million for fiscal years 2019, 2018 and 2017, respectively.

19.	Earnings Per Share

The computation of basic and diluted EPS is included in the following table.

	Fiscal Year Ended July 31,
	2019	2018	2017
	(in thousands, except share and per share amounts)

Net (loss) income attributable to Ecology and Environment Inc.	$(554)	$(308)	$2,823
Less: Dividend declared	1,728	1,724	1,719
Undistributed earnings (distributions in excess of earnings)	$(2,282)	$(2,032)	$1,104

Weighted-average common shares outstanding - basic and diluted	4,316,316	4,304,574	4,294,501

Distributed earnings per share	$0.40	$0.40	$0.40
Undistributed earnings (distributions in excess of earnings) per share	(0.53)	(0.47)	0.26
Total (loss) earnings per share	$(0.13)	$(0.07)	$0.66

20.	Segment Reporting

Management generally assesses operating performance and makes strategic decisions based on the geographic regions in which the Company does business.  The Company reports separate operating segment information for its U.S. and South American operations.  Gross revenue, net income (loss) attributable to EEI and total assets by operating segment are summarized in the following tables.

	Fiscal Year Ended July 31,
	2019	2018	2017
	(in thousands)
Gross revenue:
U.S. operations	$70,622	$71,882	$80,659
South American operations	17,888	18,802	15,424
Consolidated gross revenue	$88,510	$90,684	$96,083

Gross revenue from U.S. federal government contracts were $14.1 million, $15.8 million and $21.9 million for fiscal years 2019, 2018 and 2017, respectively.

	Fiscal Year Ended July 31,
	2019	2018	2017
	(in thousands)
Net (loss) income attributable to EEI:
U.S. operations (a)	$(543)	$(651)	$3,688
South American operations (b)	(11)	343	(865)
Consolidated net (loss) income attributable to EEI	$(554)	$(308)	$2,823

(a)	Includes depreciation and amortization expense of $0.8 million, $0.8 million and $0.8 million for fiscal years 2019, 2018 and 2017, respectively.
(b)	Includes depreciation and amortization expense of $0.2 million, $0.3 million and $0.2 million for fiscal years 2019, 2018 and 2017, respectively.

	July 31,
	2019	2018
	(in thousands)
Total Assets:
U.S. operations	$43,842	$43,823
South American operations	7,968	9,006
Consolidated total assets	$51,810	$52,829

21.	Commitments and Contingencies

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

On February 4, 2011, the Chico Mendes Institute of Biodiversity Conservation of Brazil (the “Institute”) issued a Notice of Infraction to ecology and environment do brasil Ltda. (“E&E Brazil”), a majority-owned consolidated subsidiary of EEI.  The Notice of Infraction concerned the taking and collecting of wild animal specimens without authorization by the competent authority and imposed a fine of approximately 0.5 million Reals against E&E Brazil.   The Institute also filed Notices of Infraction against four employees of E&E Brazil alleging the same claims and imposed fines against those individuals that, in the aggregate, were equal to the fine imposed against E&E Brazil.  No claim has been made against EEI.

E&E Brazil has filed court claims appealing the administrative decisions of the Institute for E&E Brazil’s employees that: (a) deny the jurisdiction of the Institute; (b) state that the Notice of Infraction is constitutionally vague; and (c) affirmatively state that E&E Brazil had obtained the necessary permits for the surveys and collections of specimens under applicable Brazilian regulations and that the protected conservation area is not clearly marked to show its boundaries.  The claim of violations against one of the four employees was dismissed.  The remaining three employees have fines assessed against them that are being appealed through the federal courts. Violations against E&E Brazil are pending agency determination.  At July 31, 2019, the Company recorded a reserve of approximately $0.4 million in other accrued liabilities related to these claims.

On October 8 and 14, 2019, two complaints challenging the Merger were filed in the United States District Court for the Southern District of New York, captioned Jordan Rosenblatt v. Ecology & Environment, Inc., et al. and Randall Meidenbauer. v. Ecology & Environment Inc. et al., respectively. The Rosenblatt complaint was filed as a putative class action on behalf of the public shareholders of the Company, while the Meidenbauer complaint was filed as an individual action on behalf of the named plaintiff only. Both complaints name as defendants the Company and the members of the Company’s Board of Directors. The Rosenblatt complaint generally alleges violations of federal securities laws with respect to purported disclosure deficiencies in the preliminary proxy statement for the Merger that the Company filed with the SEC on September 26, 2019, and the Meidenbauer complaint generally alleges violations of federal securities laws with respect to purported disclosure deficiencies in the definitive proxy statement for the Merger that the Company filed with the SEC on October 8, 2019. The complaints seek various forms of relief, including a preliminary injunction preventing the Company from proceeding with the stockholders meeting or the consummation of the Merger until the alleged material information omitted from the proxy statement is disclosed, rescission of the Merger if it is consummated, damages, attorneys’ fees and expenses. The defendants have not yet responded to the complaints but believe that the claims asserted against them are without merit.

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

As of the end of the period covered by this report, our management, with the participation of our Acting Principal Executive Officer and Acting Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 promulgated under the Exchange Act.  Our Acting Principal Executive Officer and Acting Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at July 31, 2019.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f).  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets; (ii) provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and that our receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Under the supervision and with the participation with our management, including our Acting Principal Executive Officer and Acting Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based upon this assessment, management concluded that our internal control over financial reporting was effective as of July 31, 2019.

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

Remediation of Material Weaknesses

With input from the Audit Committee, management developed and implemented a remediation plan to address the material weaknesses that were reported in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2018.  Specifically, the following controls were established during fiscal year 2019 and were deemed by management to be effective at July 31, 2019:

•
Management has documented its assessment regarding ownership and control of all subsidiaries, as well as its conclusions regarding appropriate accounting for investments in subsidiaries (i.e., consolidation versus equity method accounting);

•	Management has enhanced its procedures, accounting and disclosure of accounting policies for revenue recognition related to its contracts with customers;
•	Third-party advisors with adequate expertise and experience were engaged as part of reaching conclusions around more technical accounting topics such as ASC 842, Leases; and
•
Management has enhanced its procedures and accounting to ensure appropriate cutoff of revenue and expenses at reported balance sheet dates.  These enhancements included the implementation of a formal communication process with operational personnel to ensure all subcontract costs were properly identified and accrued.

Changes in Internal Control Over Financial Reporting

Other than the remediation efforts identified above to address the prior year material weaknesses, there were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of the fiscal year ended July 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

By:	/s/Marshall A. Heinberg	By:	/s/Peter F. Sorci
	Marshall A. Heinberg Acting Principal Executive Officer		Peter F. Sorci Acting Chief Financial Officer

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The names, ages and positions of the executive officers and Directors of the Company are included in the following table.

Name	Age	Position

Marshall A. Heinberg	62	Chairman of the Board, Director and Executive Chairman
Ronald L. Frank	81	Director
Frank B. Silvestro	82	Director
Michael C. Gross	59	Director
Justin C. Jacobs	45	Director
Michael El-Hillow	68	Director
Todd M. Musterait	48	President of United States Operations
Kurt Zmich	50	Senior Vice President, U.S. Operations (resigned effective November 2, 2019)
Peter F. Sorci	59	Acting Chief Financial Officer

Each Director is elected to hold office until the next annual meeting of shareholders and until his or her successor is elected and qualified.  Executive officers are elected annually and serve at the discretion of the Board of Directors.  Specific experience, qualifications, attributes and skills for each Director and executive officer follow.

Mr. Marshall A. Heinberg was elected as a Director in April 2017.  He was appointed Chairman of the Board of Directors and Chairman of the Governance, Nominating and Compensation Committee in June 2017.  On September 18, 2018, the Board of Directors appointed Mr. Heinberg as Executive Chairman, a provisional office presiding over the principal officers of the Company responsible for the performance of the Company’s global business in accordance with the Board of Directors’ strategic initiatives.  In September 2019, the Board of Directors reappointed Mr. Heinberg as Executive Chairman.  Mr. Heinberg began his investment banking career in 1987 in the Corporate Finance Division of Oppenheimer & Co., Inc., which was acquired by Canadian Imperial Bank of Commerce (“CIBC”) in 1997.  Mr. Heinberg served as Head of the Investment Banking Department and as a Senior Managing Director of Oppenheimer & Co. Inc. from 2008 until July 2012, and as the Head of U.S. Investment Banking at CIBC World Markets from 2001 until 2008.  Mr. Heinberg is the founder and Managing Director of MAH Associates, LLC, which provides strategic advisory and consulting services, a director of Union Carbide Corporation, Universal Biosensors and Galmed Pharmaceuticals and serves as a Senior Advisor to Burford Capital.  Mr. Heinberg has a B.S. in Economics from the Wharton School at the University of Pennsylvania and a J.D. from Fordham Law School.  During his career, he has worked on several financing and merger and acquisition transactions with many leading environmental engineering and consulting firms.  His experience managing a professional services business and in various investment banking, capital markets and advisory roles provide valuable experience and perspective to the Board of Directors.

Mr. Ronald L. Frank is a co-founder of the Company and has served at various times as Corporate Secretary, Treasurer, Vice President of Finance, Executive Vice President and a Director since the Company’s inception in 1970.   He retired from his positions as Executive Vice President and Secretary effective August 1, 2019.  He continues to serve as a Director of the Company, Chairman of the Pension Review Committee, Trustee to the Defined Contribution Plan and as a contracted consultant to the Company.  Mr. Frank has a B.S. in Engineering and a M.A. in Physics.  With over forty years of work experience in managing the Company and knowledge of its markets and customers, Mr. Frank is uniquely qualified to serve as Director.

Mr. Frank B. Silvestro is a co-founder of the Company and has served at various times as a Vice President, Executive Vice President and Director since the Company’s inception in 1970.  He became Executive Vice President in 1986 and was appointed Chairman of the Board of Directors in 2013.  Mr. Silvestro retired from his positions as Executive Vice President effective January 1, 2017 and as Chairman of the Board of Directors effective April 18, 2017.  He continues to serve as a Director of the Company, a member of the Pension Review Committee, Trustee to the Defined Contribution Plan and as a contracted consultant to the Company.  Mr. Silvestro has a B.A. in Physics and an M.A. in Biophysics.  With over forty years of work experience in managing the Company and knowledge of its markets and customers, Mr. Silvestro is uniquely qualified to serve as Director.

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

Under the terms of a Settlement Agreement dated April 19, 2017 between the Company and Mill Road Capital II GP LLC (“Mill Road”), Mill Road is entitled to designate two individuals to serve as Directors on the Company’s Board of Directors (the “Mill Road Designees”).  Messrs. Jacobs and El-Hillow are currently serving as the Mill Road Designees on the Board of Directors.

Mr. Justin C. Jacobs was elected as a Director in April 2017 and currently serves on the Audit Committee and the Governance, Nominating and Compensation Committee.  Mr. Jacobs is a Management Committee Director of Mill Road Capital II, L.P., an investment firm focused on investments in small, publicly traded companies, where he has worked since 2005.  From 1999 to 2004, Mr. Jacobs held various operational positions in numerous portfolio companies at LiveWire Capital, an investment and management group focused on control, operationally-intensive buyouts of small companies.  Mr. Jacobs was an investment professional in the private equity group of The Blackstone Group from 1996 to 1999.  Mr. Jacobs holds a B.S. with dual concentrations in Finance and Accounting from the McIntire School of Commerce at the University of Virginia.  His experience in various investment banking, capital markets and advisory roles provide valuable experience and perspective to the Board of Directors.

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

Mr. Todd M. Musterait was named President of United States Operations in September 2018.  Prior to that, Mr. Musterait served as Senior Vice President of Corporate Development from September 2017 to September 2018.  Prior to joining the Company, he served as Vice President and Director of Environment for WSP Global Inc. from 2014 to 2017; Program Manager for HDR from 2013 to 2014; and Director for Rich Products Corporation related to environmental matters from 2010 to 2013.  With 25 years of experience and over a year as an officer of the Company, Mr. Musterait has led U.S. environmental business lines and served on various leadership teams for global integrated consulting environmental and engineering firms. Mr. Musterait holds a Masters degree in Engineering, Civil Engineering, from Clarkson University and a B.S. in Civil Engineering from the University of New Hampshire.

Mr. Kurt Zmich, age 50, joined the Company as Director of Commercial and Industrial Services in May 2018.  He was promoted to Business Operations Director in November 2018 and to Senior Vice President, U.S. Operations in April 2019.  On October 16, 2019, the Company announced that Mr. Zmich resigned from his position as Senior Vice President, U.S. Operations, effective November 2, 2019.  He is a licensed professional civil engineer with 28 years of experience in environmental and civil engineering, specializing in project management, site investigation and remediation, risk assessment, and environmental due diligence. Prior to joining the Company, he served in several high-level operational positions at WSP USA from January 2014 to May 2018, including Director of Operations – Water and Environment, Director of Operations – Environment, and Senior Vice President West Region – Environment. Mr. Zmich holds a B.S. in Civil Engineering from Virginia Polytechnic Institute and State University (Virginia Tech) and is a licensed professional engineer in Georgia, Indiana, Kansas, Kentucky, Michigan, Minnesota, North Carolina, Washington, and Wisconsin.

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

Code of Ethics

The Company has a code of ethics that applies to its principal executive officer, principal financial officer and principal accounting officer, as well as all other employees, directors, officers, subsidiaries, affiliates, consultants, representatives and agents of the Company.  The code of ethics, which the Company calls its Code of Conduct, was last revised and approved by the Board of Directors on June 1, 2017 and is posted on the Company’s website at www.ene.com.  If the Company makes any substantive amendments to, or grants a waiver (including an implicit waiver) from, a provision of its code of ethics that applies to its principal executive officer, principal financial officer or principal accounting officer, and that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, the Company will disclose the nature of such amendment or waiver in a Current Report on Form 8-K.

Board of Directors Leadership, Structure and Risk Oversight

The Board of Directors operates under the leadership of its Chairman.  The Board of Directors may appoint a Director as Executive Chairman as an interim executive officer position presiding over the principal officers responsible for the performance of the Company’s business, as dictated by the overall strategy agreed by EEI’s Board of Directors.  Mr. Heinberg was appointed Executive Chairman by the Board of Directors in September 2018 and was reappointed Executive Chairman in September 2019.  EEI believes the current leadership structure provides the appropriate balance of oversight, independence, administration and hands-on involvement in activities of the Board of Directors that are required for the efficient conduct of corporate governance activities.

The Board of Directors has a standing Audit Committee established in accordance with section 3(a)(58)(A) of the Securities Exchange Act and the requirements of Nasdaq.  Messrs. El-Hillow, Gross and Jacobs serve as members of the Audit Committee.  The Board of Directors has determined Mr. El-Hillow to be an audit committee financial expert and designated him as the Chairman of the Audit Committee.  Messrs. El-Hillow, Gross and Jacobs are each independent, as that term is used in Item 407(a) (as to Messrs. El-Hillow, Gross and Jacobs) and Item 407(d)(5)(i)(B) (as to just Mr. El-Hillow) of Regulation S-K and Rule 5605(a)(2) of the Nasdaq listing standards.

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

Item 11.  Executive Compensation

The Company’s Board of Directors has a Governance, Nominating and Compensation Committee, which among other matters, is responsible for providing oversight, and recommendations to the entire Board, regarding executive compensation and equity plans and programs to ensure that its officers and senior staff are compensated in a manner that is consistent with its competitively based annual and long-term performance goals.

The Board of Directors as a whole is responsible for establishing and approving our policies governing the compensation of our executive officers.  The Company provides what it believes is a competitive total compensation package to our executive team through a combination of base salary, cash bonuses, equity plan awards and other broad-based benefit programs.  Our compensation philosophy, policies, and practices with respect to all of the Company’s officers, including our Executive Chairman, our prior CEO and president and our two most highly compensated officers as of July 31, 2019, is described below.

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

Compensation Pursuant to Plans

Defined Contribution Plan

The Company maintains a Defined Contribution Plan (“the DC Plan”) which is qualified under the Internal Revenue Code of 1986, as amended pursuant to which the Company contributes an amount not in excess of 15% of the aggregate compensation of all employees who participate in the DC Plan.  All employees, including the Named Executives, are eligible to participate in the DC Plan, provided that they have attained age 21 and completed one year of employment with at least 1,000 hours of service.  The amounts contributed to the DC Plan by the Company are allocated to participants based on a ratio of each participant’s points to total points of all participants determined as follows: one point per $1,000 of compensation plus two points per year of service completed prior to August 1, 1979, and one point for each year of service completed after August 1, 1979.

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

During fiscal year 2019, EEI awarded a total of 15,767 shares of Class A Common Stock under the 2016 Stock Award Plan, valued at $0.2 million, under the following compensation arrangements:

•
10,367 Class A shares valued at $0.1 million were awarded to certain Directors as a portion of their annual compensation.  These shares will vest upon expiration of certain restrictions regarding transfer of the shares that expire in April 2020.

•
3,400 Class A shares valued at less than $0.1 million were awarded to the Company’s Executive Chairman, Marshall Heinberg in accordance with the terms of a compensation agreement approved by the Board of Directors.  These shares vested immediately upon issuance.

•
2,000 Class A shares valued at less than $0.1 million were awarded to the Company’s former Chief Administrative Officer, in accordance with the terms of her compensation agreement.  These shares vested immediately upon issuance.

Compensation of Named Executive Officers

The following table provides a summary of the annual compensation for those persons who were: (i) the Company’s Executive Chairman, CEO or other individual acting in a similar capacity during the fiscal year ended July 31, 2019; and (ii) the two other most highly compensated executive officers employed at July 31, 2019 with annual salary and bonus for the fiscal year ended July 31, 2019 in excess of $100,000.  The four persons named in the table below are referred to as the “Named Executive Officers.”

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Marshall A. Heinberg (1)	2019	$38,959	$65,000	$25,973	---	---	---	---	$129,932
Executive Chairman	2018	---	---	---	---	---	---	---	---

Gerard A. Gallagher III	2019	$177,108	---	---	---	---	---	$81,127(2)	$258,235
CEO and President	2018	$324,000	---	---	---	---	---	$11,165(2)	$335,165

Todd M. Musterait	2019	$219,615	---	---	---	---	---	$10,687(3)	$230,302
President of U.S. Operations	2018	$157,116	---	---	---	---	---	$26,736(3)	$183,852

Kurt Zmich	2019	$181,865	---	---	---	---	---	$283	$182,148
Senior Vice President, Technical Operations	2018	$25,577	---	---	---	---	---	$15,046(4)	$40,623

(1)
In October 2018, the Board of Directors appointed Mr. Heinberg as Executive Chairman and, as a result, he has been acting as our Principal Executive Officer.  In connection with his service to the Company, for the fiscal year ended July 31, 2019, Mr. Heinberg received: (i) an Executive Chairman fee of $75,000 to be paid ratably over a 12-month period beginning in September 2018, and payable 60 percent in cash (reported in the table above as “Salary”) and 40 percent in shares of Class A Common Stock (reported in the table above as ‘Stock Awards’); and (ii) cash bonus of $65,000, which is reported as “Bonus” in the Summary Compensation Table above.  Mr. Heinberg also received separate compensation as a Director and as Chairman of the Board of Directors, which is summarized below under “Compensation of Directors.”

(2)
For Mr. Gallagher, all other compensation primarily includes severance payments ($80,932) for fiscal year 2019; and contributions made by the Company to its Defined Contribution Plan on behalf of Mr. Gallagher ($10,800) for fiscal year 2018.  Mr. Gallagher left the Company in December 2018.

(3)
For Mr. Musterait, all other compensation primarily includes contributions made by the Company to its Defined Contribution Plan on behalf of Mr. Musterait ($8,845) and a referral bonus ($1,500) for fiscal year 2019; and a signing bonus ($25,000) and a referral bonus ($1,500) for fiscal year 2018.

(4)
For Mr. Zmich, all other compensation primarily includes a signing bonus ($15,000) for fiscal year 2018.  Mr. Zmich resigned from his position as Senior Vice President, U.S. Operations, effective November 2, 2019.

Severance and Retention Agreements

Employment of our executive officers is “at will.” We are not party to any employment agreements with our executive officers which provide for compensation and other additional benefits in the event of termination of employment under certain circumstances in connection with a change of control (which would include the Merger).  If an executive officer’s employment is terminated involuntarily, severance payments are determined based on Company guidelines that apply to all employees.  Total severance compensation would include: (i) accrued salary from the last pay period to date of departure; (ii) pro rata share of vacation accrued to the date of departure; (iii) compensatory time not taken, if any; (iv) severance pay calculated based on a number of weeks of salary corresponding with the length of employment service; and (v) additional amounts, at the discretion of the Board, as special consideration for long-term employees.  As of the end of fiscal year 2018, Mr. Heinberg was not eligible to receive severance.

In connection with the execution and delivery of the Merger Agreement, the Company entered into retention agreements with Mr. Heinberg, Mr. Musterait and Mr. Zmich (the “Retention Agreements”).  As a result of his resignation, Mr. Zmich will forfeit all payments outlined in his Retention Agreement.  The Retention Agreements provide for the payment of one year’s base compensation for Mr. Heinberg, and six months’ base compensation for Mr. Musterait (the “Retention Payments”).  The Retention Payments are payable in two substantially equal installments on each of the closing of the Merger and the six-month anniversary of the closing of the Merger.  Mr. Heinberg is also entitled to a lump sum payment equal to twelve months’ COBRA premiums, payable on the six-month anniversary of the closing of the Merger.  The Retention Agreements require the individual to remain with the Company to receive payment, unless the Company terminates his position without cause or he terminates his position for good reason, in which case any unpaid amounts will be paid upon termination.  Total Retention Payments are expected to approximate $265,000 and  $113,000 for Messrs. Heinberg and Musterait, respectively.

Compensation of Directors

Compensation earned by each employee and non-employee director for his or her services during fiscal year 2019 is summarized in the following table:

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation Earnings	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Marshall A. Heinberg	$75,000	$50,000	---	---	---	---	$125,000
Frank B. Silvestro	$50,000	---	---	---	---	$50,000	$100,000
Ronald L. Frank (1)	---	---	---	---	---	---	---
Michael C. Gross	$35,000	$15,000	---	---	---	---	$50,000
Michael El-Hillow	$42,000	$18,000	---	---	---	---	$60,000
Justin C. Jacobs	$35,000	$15,000	---	---	---	---	$50,000
Stephanie W. Abramson (2)	$26,667	$15,000	---	---	---	---	$41,667

(1)	As an employee director, Mr. Frank did not receive any director compensation during fiscal year 2019. He retired from his position as Executive Vice President and Secretary effective August 1, 2019.
(2)	Ms. Abramson served as a director from April 2018 until her death in May 2019.

In May 2018, the Board of Directors approved, retroactive to April 18, 2018, annual director compensation for the twelve months ending April 17, 2019, as follows:
•	Each non-employee director received a base annual director fee of $50,000.
•	Mr. Heinberg received additional fees of $65,000 and $10,000 for his roles as Chairman of the Board of Directors and Chairman of the Governance, Nominating and Compensation Committee, respectively.
•	Mr. El-Hillow received an additional fee of $10,000 for his role as Chairman of the Audit Committee.
•
Total director fees payable to Messrs. Heinberg, El-Hillow, Jacobs and Gross and Ms. Abramson were payable 60 percent in cash and 40 percent in shares of Class A Common Stock.  In May 2018, the Company issued 1,721 shares of Class A Common Stock to Mr. Gross, Mr. Jacobs, and Ms. Abramson, and 4,303 shares and 2,065 shares of Class A Common Stock to Mr. Heinberg, and Mr. El-Hillow, respectively.  These shares vested in April 2019 upon expiration of certain restrictions regarding transfer of the shares.

•
Directors holding more than 100,000 shares of Common Stock (Class A and/or Class B) have the option to decline being paid 40 percent of their director compensation in Common Stock and choose to take their compensation completely in cash.  Mr. Silvestro elected to take his director compensation completely in cash.

Due to delays in filing its 2018 Annual Report on Form 10-K and its quarterly reports on Form 10-Q for the first three quarters of fiscal year 2019, the Company’s annual shareholder meeting was postponed from April 2019 until July 2019, which also effectively extended the annual term of directors to July 2019.  For the three months ended July 31, 2019, the Board of Directors approved the following compensation to directors:

•	Mr. Heinberg received an additional of $31,250, of which $18,750 (60%) was paid in cash and $12,500 (40%) was paid in Class A Common Stock, which vested immediately upon issuance.
•	Messrs. Silvestro, El-Hillow, Gross and Jacobs and Ms. Abramson received an additional $12,500, $15,000, $12,500, $12,500 and $4,167, respectively, of cash compensation.

As an employee director, Mr. Frank did not receive any director compensation during fiscal year 2019.  In addition to his director fees, Mr. Silvestro also earns consulting fees, which are reported under all other compensation in the Director Compensation Table below.

In addition to the amounts described above in the Director Compensation Table, Mr. Heinberg also received compensation in connection with his duties and responsibilities as the Company’s Executive Chairman, which is described above in the Summary Compensation Table for Named Executive Officers.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The number of outstanding shares of Class A Common Stock and Class B Common Stock of the Company beneficially owned by each person known by the Company to be the beneficial owner of more than 5 percent of the then outstanding shares of Common Stock as of October 4, 2019 are summarized in the following table.

	Class A Common Stock		Class B Common Stock
Name and Address (1)	Nature and Amount of Beneficial Ownership (2) (3)	Percent of Class as Adjusted (3)	Nature and Amount of Beneficial Ownership (2) (3)	Percent Of Class

Frank B. Silvestro*	297,052	8.7%	292,052	24.5%
Ronald L. Frank*	234,978	7.0%	196,291	16.5%
Gerald A. Strobel (4)	219,604	6.5%	219,604	18.4%
Gerhard J. Neumaier Testamentary Trust	97,039	3.0%	97,039	8.1%
Kirsten Shelly	115,558	3.6%	115,558	9.7%
Edward W. Wedbush (5)	188,039	6.0%	---	---
Mill Road Capital II, L.P. (6)(7)	467,765	14.9%	---	---
North Star Investment Management Corporation (8)	285,855	9.1%	---	---
Harbert Discovery Fund, LP (9)	278,009	8.9%	---	---
Minerva Advisors (10)	196,853	6.3%	---	---

*See Footnotes in the Security Ownership of Management table below.

(1)
The address for Frank B. Silvestro, Ronald L. Frank and Gerald A. Strobel is c/o Ecology and Environment Inc., 368 Pleasant View Drive, Lancaster, New York 14086, unless otherwise indicated.  The address for the Gerhard J. Neumaier Testamentary Trust U/A Fourth is 248 Mill Road, East Aurora, New York 14052.  The address for Kirsten Shelly is 12 Running Brook Drive, Lancaster, New York 14086.  The address for Edward W. Wedbush is P.O. Box 30014, Los Angeles, CA 90030-0014. The address for Mill Road Capital II, L.P. is 382 Greenwich Avenue, Suite One, Greenwich, CT 06830.  The address for North Star Investment Management Corporation is 20 N. Wacker Drive, Suite 1416, Chicago, Illinois 60606.  The address for Harbert Discovery Fund, LP is 2100 Third Avenue North, Suite 600, Birmingham, AL 35203.  The address for WSP Global Inc. is 1600 Rene Levesque Blvd. W., 10th floor, Montreal (Quebec), Canada H3H 1P9.  The address for Minerva Advisors LLC is 50 Monument Road, Suite 201, Bala Cynwyd, PA 19004.

(2)
Each named individual or corporation is deemed to be the beneficial owners of securities that may be acquired within 60 days through the exercise of exchange or conversion rights.  The shares of Class A Common Stock issuable upon conversion by any such shareholder are not included in calculating the number of shares or percentage of Class A Common Stock beneficially owned by any other shareholder.  Further, as reported in a Schedule 13D filed on September 9, 2019, WSP Global Inc. may be deemed to have beneficial ownership of 540,187 shares of Class A Common Stock and 828,435 shares of Class B Common Stock beneficially owned by the Supporting Stockholders that are parties to voting agreements entered into as of August 28, 2019 (the “Voting Agreements”).  As a result of certain provisions contained in the Voting Agreements, Messrs. Silvestro, Frank, Strobel, Heinberg, Gross, El-Hillow and Jacobs, Mill Road Capital II, L.P. and the Gerhard J. Neumaier Testamentary Trust U/A Fourth are each a Supporting Stockholder.

(3)
There are 3,138,323 shares of Class A Common Stock issued and outstanding and 1,191,678 shares of Class B Common Stock issued and outstanding as of October 4, 2019.  For each named individual, the percentage in the “Class A Common Stock — Percent of Class as Adjusted” column is based upon the total shares of Class A Common Stock outstanding, plus shares of Class B Common Stock that may be converted at any time by that holder to Class A Common Stock on a per person basis.  The shares of Class B Common Stock assumed to be converted to Class A Common Stock for any named individual are not included in the calculation of the percentage of Class A Common Stock beneficially owned by any other named individual.

(4)
Includes 704 shares of Class B Common Stock held in equal amounts by Mr. Strobel as custodian for two of his children, as to which he disclaims beneficial ownership.  Subject to the terms of the Restrictive Agreement.  See “Security Ownership of Certain Beneficial Owners-Restrictive Agreement.”

(5)	Includes shares owned by subsidiaries and affiliates of Edward W. Wedbush based upon a Schedule 13G filed on February 15, 2013.
(6)
Includes shares owned by subsidiaries and affiliates of Mill Road Capital II, L.P. (“MRC”) based upon a Schedule 13D/A filed on August 30, 2019.  The shares reported are directly held by MRC; see also Footnote (7) below.  Mill Road Capital II GP LLC (MRC “GP”) is the sole general partner of MRC and has sole authority to vote (or direct the vote of), and to dispose (or direct the disposal) of, these shares on behalf of MRC.  Both Messrs. Thomas E. Lynch and Scott Scharfman are management committee directors of the GP and have shared authority to vote (or direct the vote of), and to dispose (or direct the disposal of), these shares on behalf of the GP.  Each of the subsidiaries and affiliates of MRC listed in the Form 4 filed on August 6, 2019 disclaims beneficial ownership of such shares except to the extent of his or its pecuniary interest therein, if any.

(7)
Includes MRC’s acquisition of an indirect pecuniary interest in 4,693 shares of Class A Common Stock, including 1,376 shares of restricted stock granted by the Company to Mr. Justin Jacobs in accordance with Rule 16b-3(d) as compensation for serving as a member of the Company’s board of directors.  The shares of restricted stock will vest on April 22, 2020.  Pursuant to a pre-existing contractual obligation, Mill Road Capital Management LLC, an affiliate of MRC that does not have Section 13(d) beneficial ownership of any shares of the Company, has the right to receive the economic benefit of the reported shares and, accordingly, Mr. Jacobs has no direct pecuniary interest in such shares.  Each of the subsidiaries and affiliates of MRC listed in the Form 4 filed on August 6, 2019 may be deemed to have an indirect pecuniary interest in the reported shares.  Each of the subsidiaries and affiliates of MRC listed in the Form 4 filed on May 18, 2018 disclaims beneficial ownership of such shares except to the extent of his or its pecuniary interest therein, if any.

(8)	Includes shares owned by North Star Investment Management Corporation based upon a Schedule 13G filed on January 8, 2018.
(9)	Includes shares owned by Harbert Discovery Fund, LP based upon a Schedule 13D/A filed on December 18, 2018.
(10)
Includes 194,753 shares directly owned by Minerva Advisors LLC based on a Schedule 13-F filed on August 1, 2019. Also includes 2,100 shares directly owned by David P. Cohen, President of Minerva Advisors LLC, based on a Schedule 13G filed on April 4, 2019.

Security Ownership of Management

Beneficial ownership of the Company’s Class A Common Stock and Class B Common Stock as of October 4, 2019, by (i) each Director of the Company; (ii) the Named Executive Officers; and (iii) all Directors and officers of the Company as a group are summarized in the following table.

	Class A Common Stock		Class B Common Stock
Name (1)	Nature and Amount of Beneficial Ownership (2) (3)	Percent of Class as Adjusted (4)	Nature and Amount of Beneficial Ownership (2) (3)	Percent of Class

Frank B. Silvestro (7)	297,052	8.7%	292,052	24.5%
Ronald L. Frank (5)(7)	234,978	7.0%	196,291	16.5%
Marshall A. Heinberg	15,944	*	---	---
Michael C. Gross (6)	31,211	*	23,449	2.0%
Justin C. Jacobs (8)	---	---	---	---
Michael El-Hillow	5,472	*	---	---
Todd M. Musterait	100	*	---	---
Kurt Zmich	---	---	---	---
Gerard A. Gallagher III (9)	---	---	---	---
Directors and Officers as a Group (10 individuals)	584,757	16.0%	511,792	42.9%

* Less than 1.0%

(1)
The address of each of the above shareholders, other than Gerard A. Gallagher III, is c/o Ecology and Environment Inc., 368 Pleasant View Drive, Lancaster, New York 14086. The address for Gerard A. Gallagher III is 3514 Community Drive, Jupiter, Florida 33458.

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

(4)
There are 3,138,323 shares of Class A Common Stock issued and outstanding and 1,191,678 shares of Class B Common Stock issued and outstanding as of October 4, 2019.  For each named individual, the percentage in the “Class A Common Stock — Percent of Class as Adjusted” column is based upon the total shares of Class A Common Stock outstanding, plus shares of Class B Common Stock that may be converted at any time by that holder to Class A Common Stock on a per person basis. The shares of Class B Common Stock assumed to be converted to Class A Common Stock for any named individual are not included in the calculation of the percentage of Class A Common Stock beneficially owned by any other named individual.

(5)	Includes 8,640 shares of Class A Common Stock owned by Mr. Frank’s individual retirement account and 6,265 shares of Class A Common Stock owned by Mr. Frank’s 401(k) plan account.
(6)
Mr. Gross is one of three co-trustees of an inter vivos trust established by his parents for their benefit that own these shares of Class B Common Stock and is a one-third contingent remainder beneficiary of both trusts’ assets, which include an aggregate total of 17,848 of such shares, of which he disclaims beneficial interest in 11,899 of those shares.

(7)	Subject to the terms of the Restrictive Agreement. See “Security Ownership of Certain Beneficial Owners-Restrictive Agreement.”
(8)	Mr. Jacobs is a Management Committee Director of MRC GP, the sole general partner of MRC. MRC GP has shared power to vote and dispose of the 467,765 shares of Class A Common Stock beneficially owned by MRC, of which 1,000 shares are held of record by MRC. Mr. Jacobs may be deemed to be a beneficial owner of the shares of Class A Common Stock beneficially owned by MRC; however, Mr. Jacobs disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein. The shares of Class A Common Stock beneficially owned by MRC include the acquisition of an indirect pecuniary interest in 4,693 shares of Class A Common Stock, including 1,376 shares of E&E Restricted Stock, granted by E&E to Mr. Justin Jacobs in accordance with Rule 16b-3(d) as compensation for serving as a member of the Board of Directors. The shares of E&E Restricted Stock will vest on April 22, 2020. Pursuant to a pre-existing contractual obligation, Mill Road Capital Management LLC, an affiliate of MRC that does not have Section 13(d) beneficial ownership of any shares of E&E, has the right to receive the economic benefit of the reported shares and, accordingly, Mr. Jacobs has no direct pecuniary interest in such shares. Each of the subsidiaries and affiliates of MRC listed in the Form 4 filed on August 6, 2019 may be deemed to have an indirect pecuniary interest in the reported shares. Each of the subsidiaries and affiliates of MRC listed in the Form 4 on August 6, 2019 disclaims beneficial ownership of such shares except to the extent of his or its pecuniary interest therein, if any.
(9)
Mr. Gallagher, who previously served as E&E’s principal executive officer and thus is a named executive officer for the most recently completed fiscal year, ceased to be employed by E&E as of December 17, 2018.

Restrictive Agreement

Messrs. Gerhard J. Neumaier (deceased), Frank B. Silvestro, Ronald L. Frank, and Gerald A. Strobel entered into a Stockholders’ Agreement dated May 12, 1970, as amended January 24, 2011 (the “Shareholders’ Agreement”), which governs the sale of certain shares of EEI common stock (now classified as Class B Common Stock) owned by them, certain children of those individuals and any such shares subsequently transferred to their spouses and/or children outright or in trust for their benefit upon the demise of a signatory to the Agreement (“Permitted Transferees”).  The Agreement provides that prior to accepting a bona fide offer to purchase some or all of their shares of Class B Common Stock governed by the Agreement, that the selling party must first allow the other signatories to the Agreement (not including any Permitted Transferee) the opportunity to acquire on a pro rata basis, with right of over-allotment, all of such shares covered by the offer on the same terms and conditions proposed by the offer.

Concurrently with the execution and delivery of the Merger Agreement, Frank B. Silvestro, Ronald L. Frank, Gerald A. Strobel, Marshall A. Heinberg, Michael C. Gross, Michael El-Hillow, the Gerhard J. Neumaier Testamentary Trust, Justin C. Jacobs and Mill Road Capital II, L.P. (the “Supporting Stockholders”) entered into voting and support agreements with WSP (the “Voting Agreements”) with respect to all Company Shares and other Subject Securities (as defined in the Voting Agreements) beneficially owned or owned of record by the Supporting Stockholders (the “Voting Agreement Shares”).  Upon the closing of the transaction contemplated by the Merger Agreement, the Shareholders’ Agreement and the Voting Agreements shall terminate.

Agreement and Plan of Merger

Consummation of the Merger described in Item 1 of this Annual Report will affect the security ownership of all persons and entities disclosed in this Item 12.  Refer to the Company’s Current Report on Form 8-K filed with the SEC on August 28, 2019 and the Company’s definitive proxy statement filed with the SEC on October 8, 2019 for additional information.

Item 13.     Certain Relationships and Related Transactions

Directors Marshall A. Heinberg, Michael El-Hillow, Michael C. Gross and Justin C. Jacobs are independent, as that term is used in Item 407(a) of Regulation S-K and Rule 5605(a)(2) of the Nasdaq listing standards.  During fiscal year 2019, there were no reportable transactions between the Company and any related person, as that term is defined in Item 404(a) of Regulation S-K.

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

The aggregate fees billed by Ernst & Young LLP to the Company for audit and audit-related services during fiscal years 2019 and 2018 are summarized in the following table.

	Fiscal Year Ended July 31,
	2019	2018
	(in thousands)

Audit fees	$791	$1,172
Audit-related fees	-	25
Tax fees	4	4
Total	$795	$1,201

Audit Fees

Audit fees include aggregate fees billed for the audit of the annual financial statements included in this Annual Report, reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q, and expenses incurred related to audit services.

Audit-Related Fees

Audit-related fees include aggregate fees billed for services rendered for indirect rate audits.

Tax Fees

Tax fees include all tax-related services.

PART IV
Item 15.  Exhibits, Financial Statement Schedules

(a)	1.	Financial Statements
			Page
		Report of Independent Registered Public Accounting Firm	26
		Consolidated Balance Sheets at July 31, 2019 and 2018	27
		Consolidated Statements of Operations for the fiscal years ended July 31, 2019, 2018 and 2017	28
		Consolidated Statements of Comprehensive Income for the fiscal years ended July 31, 2019, 2018 and 2017	29
		Consolidated Statements of Cash Flows for the fiscal years ended July 31, 2019, 2018 and 2017	30
		Consolidated Statements of Changes in Shareholders’ Equity for the fiscal years ended July 31, 2019, 2018 and 2017	31
		Notes to Consolidated Financial Statements	32

	2.	Financial Statement Schedules

		All schedules are omitted because they are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

3.	Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated as of August 28, 2019 (8)
3.1	Certificate of Incorporation (1)
3.2	Certificate of Amendment of Certificate of Incorporation filed on March 23, 1970 (1)
3.3	Certificate of Amendment of Certificate of Incorporation filed on January 19, 1982 (1)
3.4	Certificate of Amendment of Certificate of Incorporation filed on January 29, 1987 (1)
3.5	Certificate of Amendment of Certificate of Incorporation filed on February 10, 1987 (1)
3.6	Certificate of Change under Section 805-A of the Business Corporation Law filed August 18, 1988 (2)
3.7	Certificate of Amendment of Certificate of Incorporation filed on March 1, 2016 (5)
3.8	Re-stated By-Laws, Amended by Board Resolutions on September 18, 2018 and May 28, 2019 (9)
4.1	Specimen Class A Common Stock Certificate (1)
4.2	Specimen Class B Common Stock Certificates (1)
10.1	Stockholders’ Agreement among Gerhard J. Neumaier, Ronald L. Frank, Frank B. Silvestro and Gerald A. Strobel dated May 12, 1970 (1)
10.2	Ecology and Environment Inc. Defined Contribution Plan Agreement dated July 25, 1980 as amended on April 28, 1981 and July 21, 1983 and restated effective August 1, 1984 (1)
10.3	1998 Ecology and Environment Inc. Stock Award Plan and Amendments (3)
10.4	2016 Ecology and Environment Inc. Stock Award Plan (6)
10.5	Amendment No. 1 dated January 24, 2011 to the Stockholders’ Agreement among Gerhard J. Neumaier, Ronald L. Frank, Frank B. Silvestro and Gerald A. Strobel dated May 12, 1970 (4)
10.6	Form of Voting and Support Agreement between WSP Global Inc. and each supporting stockholder (8)
14.1	Code of Conduct (7)
21.1	Schedule of Subsidiaries as of July 31, 2019 (9)
23.1	Consent of Independent Registered Public Accounting Firm – Ernst & Young LLP (9)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (9)
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (9)
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (9)
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (9)

Footnotes

(1)	Filed as exhibits to the Company’s Registration Statement on Form S-1, as amended by Amendment Nos. 1 and 2, (Registration No. 33-11543), and incorporated herein by reference.
(2)	Filed as exhibits to the Company’s Form 10-K for Fiscal Year Ending July 31, 1988 and incorporated herein by reference.
(3)	Filed as exhibits to the Company’s Form 10-K for Fiscal Year Ending July 31, 2002 and incorporated herein by reference.
(4)	Filed as exhibits to the Company’s 10-K for the Fiscal Year Ending July 31, 2011 and incorporated herein by reference.
(5)	Filed as exhibits to the Company’s 10-K for the Fiscal Year Ending July 31, 2016 and incorporated herein by reference.
(6)	Filed as Annex B to the Company’s Definitive Proxy Statement (Schedule 14A) dated March 7, 2017 and incorporated herein by reference.
(7)	Filed as an exhibit to the Company’s Form 8-K dated June 1, 2017 and incorporated herein by reference.
(8)	Filed as an exhibit to the Company’s Form 8-K dated August 28, 2019, and incorporated herein by reference.
(9)	Filed herewith.

Item 16.  Form 10-K Summary

Not Applicable.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECOLOGY AND ENVIRONMENT INC.

Dated: October 29, 2019	/s/ Marshall A. Heinberg
Marshall A. Heinberg Acting Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Marshall A. Heinberg
Marshall A. Heinberg	Chairman of the Board, Directors, Executive Chairman, and Acting Principal Executive Officer	October 29, 2019

/s/ Peter F. Sorci
Peter F. Sorci	Acting Chief Financial Officer and Chief Accounting Officer	October 29, 2019

/s/ Ronald L. Frank
Ronald L. Frank	Director	October 29, 2019

/s/ Frank B. Silvestro
Frank B. Silvestro	Director	October 29, 2019

/s/ Michael C. Gross
Michael C. Gross	Director	October 29, 2019

/s/ Michael El-Hillow
Michael El-Hillow	Director	October 29, 2019

/s/ Justin C. Jacobs
Justin C. Jacobs	Director	October 29, 2019