Form 10-Q
period 2019-11-02
ECOLOGY & ENVIRONMENT INC
filed 2019-12-17
CIK 809933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. -20549

FORM 10-Q

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended November 2, 2019

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

At November 30, 2019 3,138,323 shares of Registrant's Class A Common Stock (par value $.01) and 1,191,678 shares of Registrant’s Class B Common Stock (par value $.01) were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Ecology and Environment Inc.
Condensed Consolidated Balance Sheets
Unaudited
(amounts in thousands, except share data)

	November 2, 2019	July 31, 2019

Assets

Current assets:
Cash and cash equivalents	$10,022	$13,344
Investment securities available for sale	1,582	1,577
Contract receivables, net	26,123	25,087
Income tax receivable	1,045	912
Other current assets	2,518	2,078

Total current assets	41,290	42,998

Property, buildings and equipment, net of accumulated depreciation of $17,193 and $17,066, respectively	3,026	3,253
Operating lease right of use assets	5,771	-
Deferred income taxes	2,008	2,130
Equity method investment	1,684	1,658
Other assets	1,637	1,771

Total assets	$55,416	$51,810

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$5,310	$6,099
Lines of credit	200	284
Accrued payroll costs	6,440	6,661
Current portion of operating lease liabilities	1,754	-
Current portion of long-term debt	35	41
Customer deposits	4,287	3,551
Other accrued liabilities	1,146	1,386

Total current liabilities	19,172	18,022

Operating lease liabilities	4,041	-
Long-term debt	7	13
Commitments and contingencies (Note 14)	-	-

Shareholders' equity:
Preferred stock, par value $.01 per share (2,000,000 shares authorized; no shares issued)	-	-
Class A common stock, par value $.01 per share (6,000,000 shares authorized; 3,202,047 and 3,192,990 shares issued, respectively)	32	32
Class B common stock, par value $.01 per share; (10,000,000 shares authorized; 1,191,678 and 1,200,735 shares issued, respectively)	12	12
Capital in excess of par value	16,998	16,964
Retained earnings	17,160	18,687
Accumulated other comprehensive loss	(2,273)	(2,098)
Treasury stock, at cost (Class A common stock: 63,724 and 64,823 shares, respectively)	(729)	(729)

Total Ecology and Environment Inc. shareholders' equity	31,200	32,868
Noncontrolling interests	996	907

Total shareholders' equity	32,196	33,775

Total liabilities and shareholders' equity	$55,416	$51,810

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ecology and Environment Inc.
Condensed Consolidated Statements of Operations
Unaudited
(amounts in thousands, except share data)

	Three Months Ended
	November 2, 2019	October 27, 2018

Gross revenue	$22,213	$21,752

Cost of professional services and other direct operating expenses	9,543	8,134
Subcontract costs	3,472	4,574
Selling, general and administrative expenses	10,715	9,200
Depreciation and amortization	234	277

Loss from operations	(1,751)	(433)

Income from equity method investment	79	60
Net interest income	59	54
Net foreign exchange gain	1	23
Other income	18	26

Loss before income tax benefit	(1,594)	(270)
Income tax benefit	(194)	(155)

Net loss	(1,400)	(115)

Net income attributable to noncontrolling interests	(127)	(5)

Net loss attributable to Ecology and Environment Inc.	$(1,527)	$(120)

Net loss per common share: basic and diluted	$(0.35)	$(0.03)

Weighted average common shares outstanding: basic and diluted	4,329,858	4,313,930

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ecology and Environment Inc.
Condensed Consolidated Statements of Comprehensive Income
Unaudited
(amounts in thousands)

	Three Months Ended
	November 2, 2019	October 27, 2018

Net loss including noncontrolling interests	$(1,400)	$(115)
Foreign currency translation adjustments	(214)	(127)

Comprehensive loss	(1,614)	(242)
Comprehensive (income) loss attributable to noncontrolling interests	(88)	55

Comprehensive loss attributable to Ecology and Environment Inc.	$(1,702)	$(187)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ecology and Environment Inc.
Condensed Consolidated Statements of Cash Flows
Unaudited
(amounts in thousands)

	Three Months Ended
	November 2, 2019	October 27, 2018

Cash flows from operating activities:
Net loss	$(1,400)	$(115)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	234	277
Deferred income tax provision	31	32
Share based compensation expense	34	153
Gain on sale of assets and investment securities	-	(1)
Net (recovery) provision for contract adjustments	(104)	23
Net bad debt expense (recovery)	94	(19)
Changes in:
- contract receivables	(1,300)	(1,204)
- other current assets	(490)	(945)
- income tax receivable	(114)	84
- equity method investment	(79)	(60)
- operating lease right of use assets	(5,771)	-
- other non-current assets	121	282
- accounts payable	123	1,999
- accrued payroll costs	(163)	(624)
- income taxes payable	-	3
- current portion of operating lease liabilities	1,754	-
- contract liabilities	790	226
- operating lease liabilities	4,041	-
- other accrued liabilities	(201)	43
Net cash (used in) provided by operating activities	(2,400)	154

Cash flows from investing activities:
Purchase of property, buildings and equipment	(76)	(140)
Proceeds from sale of property, buildings and equipment	35	2
Purchase of investment securities	(8)	(41)
Net cash used in investing activities	(49)	(179)

Cash flows from financing activities:
Dividends paid	(865)	(863)
Repayment of long-term debt and capital lease obligations	(9)	(15)
Net (repayments) borrowings under lines of credit	(62)	1
Distributions to noncontrolling interests	(6)	(4)
Net cash used in financing activities	(942)	(881)

Effect of exchange rate changes on cash and cash equivalents	59	35

Net decrease in cash, cash equivalents and restricted cash	(3,332)	(871)
Cash, cash equivalents and restricted cash at beginning of period	13,592	13,746

Cash, cash equivalents and restricted cash at end of period	$10,260	$12,875

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$4
Income taxes	57	30
Supplemental disclosure of non-cash items:
Acquisition of noncontrolling interest of subsidiaries	(7)	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ecology and Environment Inc.
Notes to Condensed Consolidated Financial Statements

1.	Organization and Basis of Presentation

Ecology and Environment Inc., (“EEI”) was incorporated in 1970 as a global broad-based environmental consulting firm whose underlying philosophy is to provide professional services worldwide so that sustainable economic and human development may proceed with acceptable impact on the environment.  During the quarter ended November 2, 2019, EEI and its subsidiaries (collectively, the “Company”) included five active wholly-owned and majority-owned operating subsidiaries located in three countries (the United States of America (the “U.S.”), Brazil and Peru), and one majority-owned equity investment in Chile.  The Company’s staff is comprised of individuals representing numerous scientific, engineering, health, and social disciplines working together in multidisciplinary teams to provide innovative environmental solutions.  The majority of employees hold bachelor’s and/or advanced degrees in such areas as chemical, civil, mechanical, sanitary, soil, structural and transportation engineering, biology, geology, hydrogeology, ecology, urban and regional planning and oceanography.  The Company’s client list includes governments, industries, multinational corporations, organizations, and private companies.

The Company prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).  The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of such information.  All such adjustments are of a normal recurring nature.

Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), including a description of significant accounting policies, have been condensed or omitted pursuant to SEC rules and regulations.  Therefore, these financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2019 filed with the SEC (the “2019 Annual Report”).  Other than new or revised accounting policies resulting from the adoption of new accounting pronouncements described in Note 2 of these condensed consolidated financial statements, the accounting policies followed by the Company for preparation of the consolidated financial statements included in the 2019 Annual Report were also followed for this quarterly report.  The condensed consolidated results of operations for the three months ended November 2, 2019 are not necessarily indicative of the results for any subsequent period or the entire fiscal year ending July 31, 2020.

2.	Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) establishes changes to U.S. GAAP in the form of accounting standards updates (“ASUs”) to the FASB Accounting Standards Codification (“ASC”).  The Company considers the applicability and impact of all ASUs when they are issued by FASB.  ASUs listed below were either adopted by the Company during its current fiscal year or will be adopted as each ASU becomes effective during future reporting periods.  ASUs not listed below were assessed to be not applicable to the Company’s operations or are expected to have minimal impact on the Company’s consolidated financial position or results of operations.

Accounting Pronouncements Adopted During the Three Months Ended November 2

In March 2016, FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”).  The main difference between previous U.S. GAAP and ASU 2016-02 (together with subsequent ASUs that amended and clarified the guidance in ASU 2016-02) is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP.  ASU 2016-02 provides specific guidance for determining whether a contractual arrangement contains a lease, lease classification by lessees and lessors, initial and subsequent measurement of leases by lessees and lessors, sale and leaseback transactions, transition, and financial statement disclosures.  The Company adopted the provisions of ASU 2016-02 effective August 1, 2019, using the modified retrospective approach under which comparative period information is not restated.  The Company elected certain practical expedients allowed in ASU 2016-02 which permit the Company to: (i) not reassess whether existing contracts are or contain leases; (ii) not reassess the lease classification of any existing leases; (iii) not reassess initial direct costs for any existing leases; and (iv) not separate lease and non-lease components for all classes of underlying assets.  The Company also made an accounting policy election to not record leases with an initial term of twelve months or less on the balance sheet for all classes of underlying assets.

On the effective date, the Company recognized new right-of-use assets and corresponding lease liabilities associated with operating leases of approximately $6.2 million.  The adoption of ASU 2016-02 did not have a material impact on the Company’s results of operations or liquidity.  Refer to Note 9 of these condensed consolidated financial statements for additional disclosures regarding Leases.

Accounting Pronouncements Not Yet Adopted as of November 2, 2019

In June 2016, FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”).  The amendments included in this update affect entities holding financial assets, including trade receivables and investment securities available for sale, that are not accounted for at fair value through net income.  ASU 2016-13, as amended by subsequent updates that amended and clarified the guidance in ASU 2016-13, requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected.  The amendments included in this update also provide guidance for measurement of expected credit losses and for presentation of increases or decreases of expected credit losses on the statement of operations.  ASU 2016-13 originally was to be effective for the Company beginning August 1, 2020.  In November 2019, FASB issued ASU No. 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) (“ASU 2019-10”).  ASU 2019-10 revised the effective date of ASU 2016-13 for the Company to August 1, 2023.  Management is currently assessing the provisions of ASU 2016-13 and has not yet estimated its impact on the Company’s consolidated financial statements.

In January 2017, FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment (“ASU 2017-04”).  The amendments included in this update simplify the subsequent measurement of goodwill by revising the steps required during the registrant’s annual goodwill impairment test.  ASU 2017-04 originally was to be effective for the Company beginning August 1, 2021, but ASU 2019-10 revised the effective date of ASU 2017-04 for the Company to August 1, 2023. Management is currently assessing the provisions of ASU 2017-04 and has not yet estimated its impact on the Company’s consolidated financial statements.

3.	Agreement and Plan of Merger

On August 28, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with WSP Global Inc., a Canadian corporation (“WSP”), and Everest Acquisition Corp., a New York corporation and an indirect wholly owned subsidiary of WSP (“Merger Sub”).  Pursuant to the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”) with the Company continuing as the surviving corporation.

Under the terms of the Merger Agreement, at the Effective Time (as defined in the Merger Agreement), each share of the Company’s Class A common stock, $0.01 par value per share and Class B common stock, $0.01 par value per share (collectively, the “Company Shares”), issued and outstanding immediately prior to the Effective Time, (other than shares (i) held by the Company (or held in the Company’s treasury), (ii) held by any wholly owned subsidiary of the Company, (iii) held by WSP, Merger Sub or any other wholly owned subsidiary of WSP or (iv) held by holders of Class B common stock who have made a proper demand for appraisal of the shares in accordance with Section 623 of the New York Business Corporation Law) but including shares that are, as of the Effective Time, unvested and subject to restrictions, will be converted into the right to receive $15.00 in cash, without interest and subject to any required tax withholding. In addition, the Merger Agreement provides that record holders of Company Shares as of the close of business on the last business day prior to the Effective Time, including any shares that are then unvested and subject to restrictions, will receive a one-time special dividend from the Company of up to $0.50 in cash per share to be paid shortly after closing (the “Special Dividend”). The amount of the Special Dividend is subject to pro rata reduction if certain expenses incurred by the Company in connection with the Merger exceed $3.05 million in the aggregate, as further described in the Merger Agreement.

The consummation of the Merger is subject to the satisfaction or waiver of specified closing conditions, including: (i) the absence of an order, injunction or law issued by a court or governmental authority of competent jurisdiction that makes the consummation of the Merger illegal; (ii) the absence of legal proceedings brought by a governmental authority of competent jurisdiction seeking to restrain or prohibit the Merger; (iii) the clearance of the Merger by the Committee on Foreign Investment in the United States without the imposition of any burdensome conditions, as defined in the Merger Agreement; and (iv) subject to certain materiality qualifications, the continued accuracy of the Company’s representations and warranties and continued compliance by the Company with covenants and obligations (to be performed at or prior to the closing of the Merger).

If the Merger Agreement is terminated in certain circumstances, the Company may be required to pay WSP a termination fee of $4.0 million or reimburse WSP for certain expenses up to $1.75 million.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, which is attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 28, 2019. Additional information about the Merger and the Merger Agreement is set forth in the Company’s definitive proxy statement filed with the SEC on October 8, 2019 and the definitive proxy statement supplement filed with the SEC on November 7, 2019.

On November 20, 2019, the Company held a special meeting of the Company’s stockholders at which a proposal to adopt the Merger Agreement was approved by the requisite vote of the Company’s stockholders, as more fully described in the Company’s Current Report on Form 8-K/A filed with the SEC on December 4, 2019.

During the quarter ended November 2, 2019, the Company’s U.S. operations recorded approximately $1.5 million of expenses in selling, general and administrative expenses related to the Merger.

4.	Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash are summarized in the following table.

	November 2, 2019	July 31, 2019
	(in thousands)

Cash and cash equivalents	$10,022	$13,344
Restricted cash (included in other assets)	238	248
Total cash, cash equivalents and restricted cash	$10,260	$13,592

The Company considers all liquid instruments purchased with a maturity of three months or less to be cash equivalents.  Money market funds of $0.2 million and less than $0.1 million were included in cash and cash equivalents at November 2, 2019 and July 31, 2019, respectively.  Restricted cash included in other assets represents collateral for pending litigation matters in Brazil that are not expected to be resolved within one year from the balance sheet date.

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

The Company monitors the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy.  Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another.  In such instances, the transfer is reported at the beginning of the reporting period.  There were no transfers in or out of levels 1, 2 or 3 during the three months ended November 2, 2019 or October 27, 2018.

The carrying amount of cash, cash equivalents and restricted cash approximated fair value at November 2, 2019 and July 31, 2019.  These assets were classified as level 1 instruments at both dates.

Investment securities of $1.6 million at November 2, 2019 and July 31, 2019 primarily included mutual funds invested in U.S. municipal bonds, which the Company may immediately redeem without prior notice.  These mutual funds are valued at the NAV of shares held by the Company at period end as a practical expedient to estimate fair value.  These mutual funds are deemed to be actively traded, are required to publish their daily NAV and are required to transact at that price.

The Company recorded unrealized investment losses or gains of less than $0.1 million in other income on the consolidated statement of operations during the three months ended November 2, 2019 and October 27, 2018.  The Company did not record any sales of investment securities during the three months ended November 2, 2019 and October 27, 2018.

Long-term debt consists of bank loans and capitalized equipment leases.  Lines of credit consist of borrowings for working capital requirements.  The carrying amount of these liabilities approximated fair value at November 2, 2019 and July 31, 2019.  These liabilities were classified as level 2 instruments at both dates.

6.	Revenue and Contract Receivables, net

Substantially all the Company's revenue is derived from environmental consulting work, which is principally derived from the sale of labor hours.  Revenue reflected in the Company's consolidated statements of operations represent services rendered for which the Company maintains a primary contractual relationship with its customers.  Included in revenue are certain services outside the Company's normal operations which the Company has elected to subcontract to other contractors.

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

Substantially all the Company's cost-plus contracts are with federal governmental agencies and, as such, are subject to audits after contract completion.  Government audits have been completed and final rates have been negotiated through fiscal year 2017.  The Company records an allowance for project disallowances in other accrued liabilities for potential disallowances resulting from government audits.  Allowances for project disallowances are recorded as adjustments to revenue when the amounts are estimable.  Resolution of these amounts is dependent upon the results of government audits and other formal contract close-out procedures.

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

Contract Receivables, net and Contract Assets

Contract receivables, net are summarized in the following table.

	November 2, 2019	July 31, 2019
	(in thousands)
Contract Receivables:
Billed	$12,437	$12,405
Unbilled	14,708	13,686
Total contract receivables	27,145	26,091
Allowance for doubtful accounts	(1,022)	(1,004)
Contract receivables, net	$26,123	$25,087

The Company anticipates that substantially all billed contract receivables will be collected over the next twelve months.  Billed contract receivables included contractual retainage balances of $0.8 million at November 2, 2019 and July 31, 2019.  Management anticipates that the unbilled contract receivables and retainage balances at November 2, 2019 will be substantially billed and collected within one year.

The Company may record contract assets for the right to receive consideration from customers when that right is conditional based on future performance under a contract.  Contract assets are transferred to billed contract receivables when the right to consideration becomes unconditional.  The Company did not record any contract assets at November 2, 2019 or July 31, 2019.

Allowance for Doubtful Accounts

Activity within the allowance for doubtful accounts is summarized in the following table.

	Three Months Ended
	November 2, 2019	October 27, 2018
	(in thousands)

Balance at beginning of period	$1,004	$1,284
Provision for doubtful accounts during the period	97	27
Write-offs and recoveries of allowance recorded in prior periods	(79)	(11)
Balance at end of period	$1,022	$1,300

Contract Receivable Concentrations

Contract receivables and the allowance for doubtful accounts are summarized in the following table.

	November 2, 2019		July 31, 2019
	Total Billed and Unbilled Contract Receivables	Allowance for Doubtful Accounts	Total Billed and Unbilled Contract Receivables	Allowance for Doubtful Accounts
	(in thousands)

U.S. operations	$21,121	$528	$20,211	$489
South American operations	6,024	494	5,880	515
Totals	$27,145	$1,022	$26,091	$1,004

The Company’s South American operations have historically maintained a higher level of allowance for doubtful accounts than its U.S. operations, due to uncertain or unstable local economies that adversely impact certain of our South American clients.  The allowance for doubtful accounts for the Company’s South American operations represented 9% of related contract receivables at November 2, 2019 and July 31, 2019, compared with 2% for U.S. operations at the same dates.  Management continues to monitor trends and events that may adversely impact the realizability of recorded receivables from our South American clients.

Disaggregation of Revenues

The following table provides a summary of the Company’s gross revenue, disaggregated by operating segment and contract type.

	Three Months Ended
	November 2, 2019	October 27, 2018

Gross revenue from time and materials contracts:
U.S. operations	$9,965	$9,257
South American operations	40	-
Total gross revenue from time and materials contracts	$10,005	$9,257

Gross revenue from fixed price contracts:
U.S. operations	$3,650	$3,612
South American operations	4,395	3,741
Total gross revenue from fixed price contracts	$8,045	$7,353

Gross revenue from cost-plus contracts:
U.S. operations	$4,163	$5,142
South American operations	-	-
Total gross revenue from cost-plus contracts	$4,163	$5,142

Gross revenue from all contracts:
U.S. operations	$17,778	$18,011
South American operations	4,435	3,741
Consolidated gross revenue	$22,213	$21,752

Customer Deposits

Customer deposits of $4.3 million and $3.6 million at November 2, 2019 and July 31, 2019, respectively, represent cash advances received from customers for future services.

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

At November 2, 2019 and July 31, 2019, the Company consolidated one majority owned subsidiary that was deemed to be a VIE.  The financial position of this VIE as of November 2, 2019 and July 31, 2019 is summarized in the following table.

	November 2, 2019	July 31, 2019
	(in thousands)

Current assets	$3,226	$3,549
Noncurrent assets	1,952	781
Total assets	$5,178	$4,330

Current liabilities	$5,246	$5,728
Noncurrent liabilities	7	12
Total liabilities	5,253	5,740
Total Ecology and Environment Inc. shareholder’s equity	253	(708)
Noncontrolling interests shareholders’ equity	(328)	(702)
Total shareholders’ equity	(75)	(1,410)
Total liabilities and shareholders’ equity	$5,178	$4,330

Total gross revenue of the consolidated VIE was $2.7 million and $2.4 million for the three months ended November 2, 2019 and October 28, 2018, respectively.  With the exception of restricted cash of $0.2 million included in noncurrent assets at November 2, 2019 and July 31, 2018, all assets of the VIE were available for the general operations of the VIE.

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

The Company’s equity method investment had a carrying value of $1.7 million at November 2, 2019 and July 31, 2019.  The Company’s ownership percentage was 52.48% at both dates.  The equity method investment is included within the Company’s South American operating segment.  Activity recorded for the Company’s equity method investment is summarized in the following table.

	Three Months Ended
	November 2, 2019	October 27, 2018
	(in thousands)

Equity investment carrying value at beginning of period	$1,658	$2,058
Equity investee net income attributable to EEI	79	60
EEI’s portion of other comprehensive loss recorded by the equity investee	(53)	---
Equity investment carrying value at end of period	$1,684	$2,118

The financial position of the equity method investee is summarized in the following table.

	November 2, 2019	July 31, 2019
	(in thousands)

Current assets	$5,233	$5,671
Noncurrent assets	1,173	1,215
Total assets	$6,406	$6,886

Current liabilities	$2,758	$3,232
Noncurrent liabilities	793	847
Total liabilities	3,551	4,079
Total Ecology and Environment Inc. shareholder’s equity	1,830	1,806
Noncontrolling interests shareholders’ equity	1,025	1,001
Total shareholders’ equity	2,855	2,807
Total liabilities and shareholders’ equity	$6,406	$6,886

The equity method investee’s results of operations are summarized in the following table.

	Three Months Ended
	November 2, 2019	July 31, 2019
	(in thousands)

Gross revenue	$2,892	$2,852
Direct cost of services and subcontract costs	1,829	1,974
Income from operations	229	157
Net income	151	109
Net income attributable to EEI	79	60

8.	Lines of Credit

Unsecured lines of credit are summarized in the following table.

	November 2, 2019	July 31, 2019
	(in thousands)

Outstanding cash advances reported as lines of credit	$200	$284
Outstanding letters of credit	1,338	1,635
Total amounts used under lines of credit	1,538	1,919
Remaining amounts available under lines of credit	34,311	34,015
Total unsecured lines of credit	$35,849	$35,934

The Company’s U.S. operations are supported by two line of credit arrangements:

•
$19.0 million available line of credit at November 2, 2019 and July 31, 209; no outstanding cash advances at November 2, 2019 or July 31, 2019; letters of credit of less than $0.1 million were outstanding at November 2, 2019 and July 31, 2019; interest rate based on LIBOR plus 275 basis points; and

•
$13.5 million available line of credit at November 2, 2019 and July 31, 2019; no outstanding cash advances at November 2, 2019 or July 31, 2019; letters of credit of less than $0.1 million outstanding at November 2, 2019 and July 31, 2019; interest rate based on LIBOR plus 200 basis points.

The Company’s South American operations are supported by two line of credit arrangements:

•
$2.0 million available line of credit at November 2, 2019 and July 31, 2019 to support operations in Peru; outstanding cash advances of $0.2 million and zero at November 2, 2019 and July 31, 2019, respectively; letters of credit of $0.7 million and $1.0 million were outstanding at November 2, 2019 and July 31, 2019, respectively; interest rate is affirmed by or negotiated with the lender annually; and

•
$1.3 and $1.4 million available line of credit at November 2, 2019 and July 31, 2019, respectively to support operations in Brazil; outstanding cash advances of zero and $0.3 million at November 2, 2019 and July 31, 2019, respectively; letters of credit of $0.6 million were outstanding at November 2, 2019 and July 31, 2019; interest rate based on a Brazilian government economic index.

9.	Leases

Nature of Leases

The Company's leases are classified as operating leases and consist mostly of real estate leases.  For leases with terms greater than twelve months at lease commencement, the Company recognizes a right of use asset and a corresponding lease liability.  The initial right of use asset and corresponding lease liability are recognized at the present value of remaining lease payments over the lease term.  Because the Company has elected to not separate lease and non-lease components, lease payments include variable costs paid to the landlord for common area maintenance, real estate taxes, insurance, and other operating expenses.  Leases with an initial term of twelve months or less are not recorded on the Company's condensed consolidated balance sheet.  The Company recognizes lease expense for operating leases on a straight-line basis over the lease term.

The Company's leases have lease terms ranging from one to six years, some of which include options to extend or terminate the lease.  The exercise of lease renewal options is at the Company's sole discretion.  When deemed reasonably certain of exercise, the renewal options are included in the determination of the lease term.  The Company's lease agreements do not contain material residual value guarantees or any material restrictive covenants.

As of November 2, 2019, the Company does not have any significant additional operating leases that have not yet commenced.

Significant Assumptions of Judgements

The discount rate implicit within each lease is generally not readily determinable, therefore, the Company uses its estimated incremental borrowing rate in determining the present value of lease payments.  The incremental borrowing rate is determined based on the Company’s recent debt issuances, lease term, and the currency in which lease payments are made.

Significant assumptions are provided in the following table.

As Of November 2, 2019

Weighted-average remaining lease term (in years)	2.56
Weighted average discount rate	5.17%

Amounts Recognized in the Financial Statements

Balance sheet classification of right of use assets and lease liabilities are presented in the following table.

As Of November 2, 2019
(in thousands)

Right of use assets (included in non-current assets)	$5,771
Lease liabilities:
Current	$1,754
Non-current	4,041
Total lease liabilities	$5,795

Operating lease expense of $0.6 million for the three months ending November 2, 2019 is included in selling, general and administrative expenses on the condensed consolidated statements operations.  Short-term lease expense, sublease income, and variable lease expenses were not material for the three months ending November 2, 2019.

Maturities of Operating Lease Liabilities

Maturities of operating lease liabilities as of November 2, 2019 are provided in the following table.

Fiscal Year Ending July 31	As Of November 2, 2019
(in thousands)

Remainder of fiscal year 2020	$1,610
2021	1,880
2022	1,384
2023	928
2024	453
Thereafter	59
Total undiscounted lease payments	6,314
Less: imputed interest	(519)
Present value of lease liabilities	$5,795

10.	Income Taxes

During interim reporting periods, the effective tax rate may be impacted by changes in the mix of forecasted income from the U.S. and foreign jurisdictions where the Company operates, by changes in tax rates within those jurisdictions, or by significant unusual or infrequent items that could change assumptions used in the calculation of the income tax provision.

The Company’s effective tax rate was a benefit of 12.2% and 57.4% for the three months ended November 2, 2019 and October 27, 2018, respectively.  The effective tax rate for the three months ended November 2, 2019 was less than the statutory U.S. federal rate of 21% due mainly to the following factors:
•	Continued application of unfavorable permanent tax adjustments pertaining to global low-taxed intangible income in the U.S. resulting from tax reform legislation enacted during fiscal year 2018; and
•	Income from operations in Peru are not taxed in the Company’s tax provision due to a valuation allowance recorded against deferred tax assets.

11.	Shareholders' Equity

The following table provides a reconciliation of the changes in consolidated shareholders’ equity for the three months ended November 2, 2019.

	Three Months Ended November 2, 2019
	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Accumulated Income (Loss)	Treasury Stock	Noncontrolling Interests

Balance at July 31, 2019	32	12	16,964	18,687	(2,098)	(729)	907

Net (loss) income	-	-	-	(1,527)	-	-	127
Foreign currency translation adjustment	-	-	-	-	(175)	-	(39)
Share-based compensation expense	-	-	34	-	-	-	-
Distributions to noncontrolling interests	-	-	-	-	-	-	(6)
Purchase of additional noncontrolling interests							7

Balance at November 2, 2019	$32	$12	$16,998	$17,160	$(2,273)	$(729)	$996

The following table provides a reconciliation of the changes in consolidated shareholders’ equity for the three months ended October 27, 2018.

	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Accumulated Income (Loss)	Treasury Stock	Noncontrolling Interests

Balance at July 31, 2018	$30	$14	$17,558	$20,973	$(1,885)	$(907)	$664
Cumulative effect of adoption of ASU 2016-01	-	-	-	(5)	5	-	-
Balance at July 31, 2018 (Adjusted)	30	14	17,558	20,968	(1,880)	(907)	664

Net (loss) income	-	-	-	(120)	-	-	5
Foreign currency translation adjustment	-	-	-	-	(67)	-	(60)
Conversion of Class B common stock to Class A common stock	1	(1)	-	-	-	-	-
Issuance of stock under stock award plan	-	-	4	-	-	23	-
Share-based compensation expense	-	-	33	-	-	-	-
Distributions to noncontrolling interests	-	-	-	-	-	-	(4)

Balance at October 27, 2018	$31	$13	$17,595	$20,848	$(1,947)	$(884)	$605

Class A and Class B Common Stock

The relative rights, preferences and limitations of the Company's Class A and Class B Common Stock are summarized as follows: Holders of Class A Common Stock are entitled to elect 25% of the Board of Directors so long as the number of outstanding Class A Common Stock is at least 10% of the combined total number of outstanding Class A and Class B Common Stock. Holders of Class A Common Stock have one-tenth the voting power of Class B Common Stock with respect to most other matters.

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

Concurrently with the execution and delivery of the Merger Agreement, Frank B. Silvestro, Ronald L. Frank, Gerald A. Strobel, Marshall A. Heinberg, Michael C. Gross, Michael El-Hillow, the Gerhard J. Neumaier Testamentary Trust, Justin C. Jacobs and Mill Road Capital II, L.P. (the “Supporting Stockholders”) entered into voting and support agreements with WSP (the “Voting Agreements”) with respect to all Company Shares and other Subject Securities (as defined in the Voting Agreements) beneficially owned or owned of record by the Supporting Stockholders (the “Voting Agreement Shares”).  Upon the closing of the transaction contemplated by the Merger Agreement, the Stockholders’ Agreement and the Voting Agreements shall terminate.

Cash Dividends

The Company paid $0.9 million of cash dividends during the three months ended November 2, 2019 and October 27, 2018 that were declared and accrued in prior periods.

Stock Repurchase Plan

In August 2010, the Company’s Board of Directors approved a program for repurchase of 200,000 shares of Class A Common Stock (the “Stock Repurchase Program”).  As of November 2, 2019, the Company had repurchased 122,918 shares of Class A Common Stock, and 77,082 shares had yet to be repurchased under the Stock Repurchase Program.  The Company did not acquire any Class A shares under the Stock Repurchase Program during the three months ended November 2, 2019 or October 27, 2018.

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

The Company considers acquiring additional interests in majority owned subsidiaries when noncontrolling shareholders express their intent to sell their interests.  The Company settles and records acquisitions of noncontrolling interests at amounts that approximate fair value.  Purchases of noncontrolling interests are recorded as reductions of shareholders’ equity on the condensed consolidated statements of shareholders’ equity.  The Company did not acquire additional interest in any of its majority-owned subsidiaries during the three months ended November 2, 2019 or October 27, 2018.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is comprised of $2.3 million and $2.1 million of unrealized net foreign currency translation losses at November 2, 2019 and July 31, 2019, respectively.

12.	Earnings Per Share

Basic and diluted earnings per share (“EPS”) are computed by dividing the net income attributable to EEI common shareholders by the weighted average number of common shares outstanding for the period.  After consideration of all the rights and privileges of the Class A and Class B stockholders (defined in Note 11 of these condensed consolidated financial statements), the Company allocates undistributed earnings between the classes on a one-to-one basis when computing earnings per share.  As a result, basic and fully diluted earnings per Class A and Class B share are equal amounts.

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

The computation of earnings per share is included in the following table.

	Three Months Ended
	November 2, 2019		October 27, 2018
	(in thousands, except share and per share amounts)

Net loss attributable to Ecology and Environment Inc.		$(1,527)		$(120)
Dividends declared		---		---
Balance at end of period		$(1,527)		$(120)

Weighted-average common shares outstanding - basic and diluted		4,329,858		4,313,930

Distributed earnings per share - basic and diluted	$	---	$	---
Undistributed (losses) earnings per share - basic and diluted		(0.35)		(0.03)
Net income per common share - basic and diluted		$(0.35)		$(0.03)

13.	Segment Reporting

Management generally assesses operating performance and makes strategic decisions based on the geographic regions in which the Company does business.  The Company reports separate operating segment information for its U.S. and South American operations.  Gross revenue, net income (loss) attributable to EEI and total assets by operating segment are summarized in the following tables.

	Three Months Ended
	November 2, 2019	October 27, 2018
	(in thousands)

Gross revenue:
U.S. operations	$17,778	$18,011
South American operations	4,435	3,741
Total	$22,213	$21,752

Net income (loss) attributable to EEI:
U.S. operations (a)	$(1,669)	$(107)
South American operations (b)	142	(13)
Total	$(1,527)	$(120)

(a)	Includes depreciation and amortization expense of $0.1 million and $0.2 million for the three months ended November 2, 2019 and October 27, 2018, respectively.

(b)	Includes depreciation and amortization expense of $0.1 million for the three months ended November 2, 2019 and October 27, 2018.

	November 2, 2019	July 31, 2019
	(in thousands)

Total assets:
U.S. operations	$47,478	$43,842
South American operations	7,938	7,968
Total	$55,416	$51,810

Gross revenue from U.S. federal government contracts was $3.5 million and $3.1 million for the three months ended November 2, 2019 and October 27, 2018, respectively.

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

On October 8 and 14, 2019, two complaints challenging the Merger were filed in the United States District Court for the Southern District of New York, captioned Jordan Rosenblatt v. Ecology & Environment, Inc., et al. and Randall Meidenbauer v. Ecology & Environment Inc. et al., respectively.  The Rosenblatt complaint was filed as a putative class action on behalf of the public shareholders of the Company, while the Meidenbauer complaint was filed as an individual action on behalf of the named plaintiff only.  Both complaints name as defendants the Company and the members of the Company’s Board of Directors.  The Rosenblatt complaint generally alleges violations of federal securities laws with respect to purported disclosure deficiencies in the preliminary proxy statement for the Merger that the Company filed with the SEC on September 26, 2019, and the Meidenbauer complaint generally alleges violations of federal securities laws with respect to purported disclosure deficiencies in the definitive proxy statement for the Merger that the Company filed with the SEC on October 8, 2019 (the “Definitive Proxy Statement”).  The complaints seek various forms of relief, including a preliminary injunction preventing the Company from proceeding with the stockholder meeting or the consummation of the Merger until the alleged material information omitted from the Definitive Proxy Statement is disclosed, rescission of the Merger if it is consummated, damages, attorneys’ fees and expenses.  On October 31, 2019, the Company received a demand letter from an additional stockholder alleging violations of federal securities laws with respect to purported disclosure deficiencies in the Definitive Proxy Statement and threatening to file a lawsuit unless certain supplemental disclosures were made by the Company regarding the Merger.

On November 7, 2019, E&E filed a supplement to the Definitive Proxy Statement disclosing, among other things, certain additional information in the sections “The Merger—Background of the Merger”, “The Merger— Opinion of E&E’s Financial Advisor” and “The Merger— Certain Unaudited Prospective Financial Information” (the “Responsive Disclosures”) in response to the two complaints and the demand letter and solely for the purpose of mooting the allegations contained therein.  In light of the Responsive Disclosures, counsel for each of the plaintiffs who had filed the complaints and sent the demand letter informed counsel for the Company that they considered their claims to be moot, and would voluntarily dismiss their complaints (or, in the case of the plaintiff that submitted a demand letter, would refrain from filing a complaint), subject in each case to the plaintiff’s right to seek a mootness fee.  For the avoidance of doubt, the Company denies the allegations of the two complaints and demand letter, denies any violations of law, and denies any obligation to pay a mootness fee or other compensation in connection with the Responsive Disclosures.  The Company believes that the Definitive Proxy Statement disclosed all material information required to be disclosed therein and denies that the Responsive Disclosures are material or are otherwise required to be disclosed.  The Company disclosed the Responsive Disclosures following discussions with counsel for plaintiffs and the stockholder from whom the Company received the demand letter and solely to avoid the expense and distraction of litigation.  Nothing in the Responsive Disclosures shall be deemed an admission of the legal necessity or materiality under applicable law of any of the Responsive Disclosures.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report on Form 10-Q (the “Quarterly Report”) to “EEI” refer to Ecology and Environment Inc., a New York corporation.  References to “the Company,” “we,” “us,” “our,” or similar terms refer to EEI together with its consolidated subsidiaries.

Agreement and Plan of Merger

On August 28, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with WSP Global Inc., a Canadian corporation (“WSP”), and Everest Acquisition Corp., a New York corporation and an indirect wholly owned subsidiary of WSP (“Merger Sub”).  Pursuant to the Merger Agreement, Merger Sub will merge with and into the Company(the “Merger”) with the Company continuing as the surviving corporation.

Under the terms of the Merger Agreement, at the Effective Time (as defined in the Merger Agreement), each share of the Company’s Class A common stock, $0.01 par value per share and Class B common stock, $0.01 par value per share (collectively, the “Company Shares”), issued and outstanding immediately prior to the Effective Time, (other than shares (i) held by the Company (or held in the Company’s treasury), (ii) held by any wholly owned subsidiary of the Company, (iii) held by WSP, Merger Sub or any other wholly owned subsidiary of WSP or (iv) held by holders of Class B common stock who have made a proper demand for appraisal of the shares in accordance with Section 623 of the New York Business Corporation Law) but including shares that are, as of the Effective Time, unvested and subject to restrictions, will be converted into the right to receive $15.00 in cash, without interest and subject to any required tax withholding. In addition, the Merger Agreement provides that record holders of Company Shares as of the close of business on the last business day prior to the Effective Time, including any shares that are then unvested and subject to restrictions, will receive a one-time special dividend from the Company of up to $0.50 in cash per share to be paid shortly after closing (the “Special Dividend”). The amount of the Special Dividend is subject to pro rata reduction if certain expenses incurred by the Company in connection with the Merger exceed $3.05 million in the aggregate, as further described in the Merger Agreement.

The consummation of the Merger is subject to the satisfaction or waiver of specified closing conditions, including: (i) the absence of an order, injunction or law issued by a court or governmental authority of competent jurisdiction that makes the consummation of the Merger illegal; (ii) the absence of legal proceedings brought by a governmental authority of competent jurisdiction seeking to restrain or prohibit the Merger; (iii) the clearance of the Merger by the Committee on Foreign Investment in the United States without the imposition of any burdensome conditions, as defined in the Merger Agreement; and (iv) subject to certain materiality qualifications, the continued accuracy of the Company’s representations and warranties and continued compliance by the Company with covenants and obligations (to be performed at or prior to the closing of the Merger).

If the Merger Agreement is terminated in certain circumstances, the Company may be required to pay WSP a termination fee of $4.0 million or reimburse WSP for certain expenses up to $1.75 million.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, which is attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on August 28, 2019. Additional information about the Merger and the Merger Agreement is set forth in the Company’s definitive proxy statement filed with the SEC on October 8, 2019 and the proxy supplement filed on November 7, 2019.

On November 20, 2019, the Company held a special meeting of the Company’s stockholders at which a proposal to adopt the Merger Agreement was approved by the requisite vote of the Company’s stockholders, as more fully described in the Company’s Current Report on Form 8-K/A filed with the SEC on December 4, 2019.

During the quarter ended November 2, 2019, the Company’s U.S. operations recorded approximately $1.5 million of expenses in selling, general and administrative expenses related to the Merger.

Executive Overview

EEI was incorporated in February 1970 as a global broad-based environmental consulting firm with an underlying philosophy of providing professional services in the regions it serves so that sustainable economic and human development may proceed with acceptable impact on the environment.  Our management generally assesses operating performance and makes strategic decisions based on the geographic regions in which we do business.  During the quarter ended November 2, 2019, EEI had direct and indirect ownership in four significant active wholly owned and majority-owned operating subsidiaries in three countries (the United States of America, Brazil and Peru), and one majority-owned equity investment in Chile.  We report separate operating segment information for our U.S. and South American operations.

Our significant active subsidiaries as of November 2, 2019 are listed in the following table.

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

EEI’s equity investment in GAC is reported as an “equity method investment” on the condensed consolidated balance sheets.  EEI’s share of GAC’s earnings is reported as “income from equity method investment” on the condensed consolidated statements of operations, and as a component of the South American operating segment.

The following table includes selected financial information by operating segment for the three months ended November 2, 2019 and October 27, 2018 (the first quarters of fiscal years 2020 and 2019, respectively).  Refer to “Results of Operations” below for additional commentary regarding the Company’s revenues and expenses for these reporting periods.

	Three Months Ended
	November 2, 2019	October 27, 2018	$ Change	% Change
	($ in thousands)
U.S. operations:
Gross revenue	$17,778	$18,011	$(233)	(1)%
Gross revenue less subcontract costs	15,096	14,200	896	6%
Direct cost of professional services and other direct operating expenses	7,553	6,496	1,057	16%
Gross margin	7,543	7,704	(161)	(2)%
Selling, general and administrative expenses	9,197	7,836	1,361	17%
Net income (loss) attributable to EEI	(1,669)	(107)	(1,562)	(a)%

South American operations:
Gross revenue	$4,435	$3,741	$694	19%
Gross revenue less subcontract costs	3,645	2,978	667	22%
Direct cost of professional services and other direct operating expenses	1,990	1,638	352	21%
Gross margin	1,655	1,340	315	24%
Selling, general and administrative expenses	1,518	1,364	154	11%
Income from equity method investment	79	60	19	32%
Net income (loss) attributable to EEI	142	(13)	155	(a)%

Consolidated totals:
Gross revenue	$22,213	$21,752	$461	2%
Gross revenue less subcontract costs	18,741	17,178	1,563	9%
Direct cost of professional services and other direct operating expenses	9,543	8,134	1,409	17%
Gross margin	9,198	9,044	154	2%
Selling, general and administrative expenses	10,715	9,200	1,515	16%
Income from equity method investment	79	60	19	32%
Net income (loss) attributable to EEI	(1,527)	(120)	(1,407)	(a)%

(a)	percentage change not relevant due to relatively immaterial amounts reported for three months ended October 27, 2018.

Gross margin represents gross revenue less subcontract costs and direct cost of services.  As a percentage of gross revenue, the consolidated gross margin percentage of 41.4% for the first quarter of fiscal year 2020 decreased slightly from the first quarter of the prior year.  The current period increase in project related expenses (as a percentage of prior year project related expenses) exceeded the increase in gross revenue less subcontract costs in our U.S. operating segment.

Results of Operations

Gross Revenue and Gross Revenue less Subcontract Costs

Gross revenue for our operating segments is summarized by contract type in the following table.

	Three Months Ended
	November 2, 2019	October 27, 2018

Gross revenue from time and materials contracts:
U.S. operations	$9,965	$9,257
South American operations	40	-
Total gross revenue from time and materials contracts	$10,005	$9,257

Gross revenue from fixed price contracts:
U.S. operations	$3,650	$3,612
South American operations	4,395	3,741
Total gross revenue from fixed price contracts	$8,045	$7,353

Gross revenue from cost-plus contracts:
U.S. operations	$4,163	$5,142
South American operations	-	-
Total gross revenue from cost-plus contracts	$4,163	$5,142

Gross revenue from all contracts:
U.S. operations	$17,778	$18,011
South American operations	4,435	3,741
Consolidated gross revenue	$22,213	$21,752

Gross revenue less subcontract costs is a key metric utilized by management for operational monitoring and decision-making.  References to “revenue” in the following commentary refer to gross revenue less subcontract costs, which is summarized by operating segment in the following table.

	Three Months Ended
Operating Segment	November 2, 2019	October 27, 2018	$ Change	% Change

U.S. operations	$15,096	$14,200	$896	6%

South American operations:
Peru	1,167	912	255	28%
Brazil	2,478	2,028	450	22%
Other	---	38	(38)	--- (a)
Total South American operations	3,645	2,978	667	22%

Consolidated gross revenue less subcontract costs	$18,741	$17,178	$1,563	9%

(a)	Percent change is not relevant because of the relatively immaterial amounts for all periods presented.

U.S. Operations

Revenue from our U.S. operations increased 6% during the first quarter of fiscal year 2020, as compared with the first quarter of the prior year, as slightly lower gross revenues were more than offset by 30% reduction in subcontract expenses on our projects.  During the current quarter, we recorded increased project activity and revenue in our transmission, resiliency and federal site assessment and remediation sectors, while activity in our pipeline, renewables and restoration sectors was consistent with the prior year.  These positive factors were partially offset by lower project activity and revenue in our liquified natural gas and federal water and lands sectors.

South American Operations

Revenue from our Peruvian operations increased 28% during the first quarter of fiscal year 2020 compared with the first quarter of the prior year, due to higher project volumes with commercial clients in within mining and resilience planning markets.

Revenue from our Brazilian operations increased 22% during the first quarter of fiscal year 2020 compared with the first quarter of the prior year.  In local currency, revenue from our Brazilian operations increased 21% due mainly to increased project volumes with commercial clients in the transmission, energy and mining sectors.

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

	Three Months Ended
Operating Segment	November 2, 2019	October 27, 2018	$ Change	% Change
	($ in thousands)

U.S. operations	$7,553	$6,496	$1,057	16%

South American operations:
Peru	410	400	10	3%
Brazil	1,580	1,225	355	29%
Other	---	13	(13)	--- (a)
Total South American operations	1,990	1,638	352	21%

Consolidated cost of professional services and other direct operating expenses	$9,543	$8,134	$1,409	17%

(a)	Percent change is not relevant because of the relatively immaterial amounts for all periods presented.

Consolidated cost of professional services and other direct operating expenses increased 17% during the current quarter compared with the same period last year.  Higher direct costs in our U.S. and Brazilian operations were due mainly to higher project revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses represent operating costs not directly associated with the generation of revenue.  Selling, general and administrative expenses by operating segment are summarized in the following table.

	Three Months Ended
Operating Segment	November 2, 2019	October 27, 2018	$ Change	% Change
	($ in thousands)

U.S. operations	$9,197	$7,836	$1,361	17%

South American operations:
Peru	660	665	(5)	(1)%
Brazil	858	669	189	28%
Other	---	30	(30)	--- (a)
Total South American operations	1,518	1,364	154	11%

Consolidated selling, general and administrative expenses	$10,715	$9,200	$1,515	16%

(a)	Percent change is not relevant because of the relatively immaterial amounts for all periods presented.

U.S. Operations

Selling, general and administrative expenses increased 17% during the first quarter of fiscal year 2020 compared with the same quarter last year.  During the quarter ended November 2, 2019, our U.S. operations recorded approximately $1.5 million of expenses related to the Merger.

South American Operations

Selling, general and administrative expenses in our Brazilian operations increased 28% during the first quarter of fiscal year 2020 compared with the same quarter last year.  In local currency, staff and other costs increased 26% due to increased project proposal activity and increased general and administrative costs to support higher project volumes and expanded operations.

Income from Equity Method Investment

The Company’s equity method investment in GAC had a carrying value of $1.7 million and $2.1 million at November 2, 2019 and July 31, 2018, respectively.  The Company’s ownership percentage was 52.48% at both dates.  The equity method investment in GAC is included within the Company’s U.S. operations operating segment.  Activity recorded for the Company’s equity method investment is summarized in the following table.

	Three Months Ended
	November 2, 2019	October 27, 2018
	(in thousands)

Equity investment carrying value at beginning of period	$1,658	$2,058
GAC net income attributable to EEI	79	60
EEI’s portion of other comprehensive income recorded by GAC	(53)	---
Equity investment carrying value at end of period	$1,684	$2,118

The results of GAC’s operations for the quarters ended November 2, 2019 and October 27, 2018 are summarized in the following table.

	Three Months Ended
	November 2, 2019	October 27, 2018
	(in thousands)

Gross revenue	$2,892	$2,852
Direct cost of services and subcontract costs	1,829	1,974
Income from operations	229	157
Net income	151	109
Net income attributable to EEI	79	60

Income Taxes

During interim reporting periods, our effective tax rate may be impacted by changes in the mix of forecasted income from the U.S. and foreign jurisdictions where we operate, by changes in tax rates within those jurisdictions, or by significant unusual or infrequent items that could change assumptions used in the calculation of the income tax provision.

The Company’s effective tax rate was a benefit of 12.2% and 57.4% for the three months ended November 2, 2019 and October 27, 2018, respectively.  The effective tax rate for the three months ended November 2, 2019 was less than the statutory U.S. federal rate of 21% due mainly to the following factors:
•	Continued application of unfavorable permanent tax adjustments pertaining to global low-taxed intangible income in the U.S. resulting from tax reform legislation enacted during fiscal year 2018; and
•	Income from operations in Peru are not taxed in the Company’s tax provision due to a valuation allowance recorded against deferred tax assets.

•	Taxable income from operations in Brazil which are taxed at a 34% rate, which is higher that the U.S. statutory federal rate.

Liquidity and Capital Resources

Cash, cash equivalents and restricted cash decreased $3.3 million during the first quarter of fiscal year 2019, due mainly to the following factors and activity:
•
We paid $0.9 million of dividends during the first quarter of fiscal year 2020 that were declared during the prior quarter.  Our Board of Directors considers the approval dividends to our shareholders on a discretionary basis based on various operating parameters, including available cash balances, results of current operations and projections of future operating results and cash flows.

•	During the first quarter of fiscal year 2019, our U.S. operations incurred and paid approximately $1.5 million of expenses related to the Merger.
•	A decline in revenue and profits from our U.S. operations during fiscal year 2019 had a detrimental impact on cash generated from operating activities during the first quarter of fiscal year 2020.
•
Higher revenue from our Peruvian operations during the first quarter of fiscal year 2020 required initial resource outlays on new projects that have not yet been billed to and collected from our clients.

Our U.S. operations had $32.5 million of unsecured lines of credit available to fund working capital requirements.  There were no cash advances and less than $0.1 million of letters of credit outstanding under these lines of credit as of November 2, 2019.  Our lenders have reaffirmed the lines of credit within the past twelve months.  We believe that available cash balances, anticipated cash flows and our available lines of credit will be sufficient to cover working capital requirements of our U.S. operations during the next twelve months and the foreseeable future.

Our South American operations had $3.3 million of unsecured lines of credit available to fund working capital requirements.  There were $0.2 million of cash advances and $1.3 million of letters of credit outstanding under these lines of credit as of November 2, 2019.  Our lenders have reaffirmed the lines of credit within the past twelve months.  Our South American operations are located in countries where local economies have historically had volatile reactions to changing global and local economic conditions.  There is continual risk that economic uncertainty will have an impact on our operations and liquidity position in South America.  Although we currently believe that available cash balances, anticipated cash flows, and available lines of credit will be sufficient to cover working capital requirements of our South American operations in the near future, economic uncertainty and volatility may challenge our liquidity position in the longer term.  In the event that these subsidiaries are unable to generate adequate cash flow to fund their operations, additional funding from EEI or lending institutions will be considered.

Excess cash accumulated by any foreign subsidiary, beyond that necessary to fund operations or business expansion, may be repatriated to the U.S. at the discretion of the Boards of Directors of the respective entities.  The Company repatriated $0.2 million of dividends from foreign subsidiaries, net of local taxes, during the first quarter of fiscal year 2020.

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

Firm backlog by operating segment is summarized in the following table.

	November 2, 2019	July 31, 2019
	(in thousands)
Total firm backlog of uncompleted contracts:
U.S. operations	$45,896	$47,795
South American operations	14,169	13,057
Consolidated totals	$60,165	$60,852

Anticipated completion of firm backlog in next twelve months:
U.S. operations	$22,227	$32,472
South American operations	11,461	11,262
Consolidated totals	$33,688	$43,734

In addition to the firm backlog summarized in the table above, we also have been awarded contracts that are partially or entirely unfunded, but which are expected to be partially or entirely funded during the remaining life of the associated projects.  Total unfunded backlog approximated $23.7 million and $16.8 million at November 2, 2019 and July 31, 2019 respectively.  Until these projects are funded, we cannot be certain regarding the value of gross revenue that we will recognize under these contracts.

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

Update to Leases Accounting Policy

In March 2016, FASB issued ASU 2016-02.  The main difference between previous U.S. GAAP and ASU 2016-02 (together with subsequent ASUs that amended and clarified the guidance in ASU 2016-02) is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP.  The Company adopted the provisions of ASU 2016-02 effective August 1, 2019, using the modified retrospective approach.  The adoption of ASU 2016-02 did not have a material impact on the results of operations or liquidity for the Company’s U.S. or South American operations.  On the effective date, the recognized new right-of-use assets and corresponding lease liabilities associated with operating leases of approximately $6.2 million.  Refer to Notes 2 and 9 of the accompanying condensed consolidated financial statements for additional information regarding our adoption of ASU 2016-02.

Inflation

Inflation did not have a material impact on our business during the quarters ended November 2, 2019 or October 27, 2018 because a significant amount of our contracts are either cost based or contain commercial rates for services that are adjusted annually.

Off-Balance Sheet Arrangements

We had outstanding letters of credit drawn under our lines of credit to support operations of $1.3 million and $1.6 million at November 2, 2019 and July 31, 2019, respectively.  Other than these letters of credit, we did not have any off-balance sheet arrangements as of November 2, 2019 or July 31, 2019.

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

As of the end of the period covered by this report, our management, with the participation of our Acting Principal Executive Officer and Acting Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 promulgated under the Exchange Act.  Our Acting Principal Executive Officer and Acting Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at November 2, 2019.

Management believes, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a Company have been detected.

Internal Controls

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended November 2, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(e)  Purchased Equity Securities.  In August 2010, the Company’s Board of Directors approved a 200,000 share repurchase program.  The following table summarizes the Company’s purchases of its common stock during the three months ended November 2, 2019 under this share repurchase program:

Fiscal Year 2019 Reporting Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

August 2019	---	---	---	77,082
September 2019	---	---	---	77,082
October 2019	---	---	---	77,082

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

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

(b)
The Company filed a Current Report on Form 8-K on November 20, 2019 (the “Original Report”) to announce that, at a special meeting of stockholders held by the Company on November 20, 2019 (the “Special Meeting”), the Company’s stockholders approved the following proposals: (i) a proposal to adopt the Agreement and Plan of Merger, dated as of August 28, 2019 (the “Merger Agreement”), by and among WSP Global Inc., a Canadian corporation, Everest Acquisition Corp., a New York corporation and indirect wholly owned subsidiary of WSP Global Inc. and the Company (the “Merger Agreement Proposal”); (ii) a proposal to approve, on an advisory (non-binding) basis, the compensation that may be paid or become payable to E&E’s named executive officers that is based on or otherwise relates to the merger contemplated by the Merger Agreement; and (iii) a proposal to approve an adjournment of the Special Meeting, if necessary or appropriate, to solicit additional proxies if there are not sufficient votes at the time of the Special Meeting to approve the Merger Agreement Proposal.

(c)
The Company filed a Current Report on Form 8-K/A on December 4, 2019 to amend an immaterial, typographical error included in the Original Report.  This correction was immaterial and did not impact the outcome of the vote as previously disclosed in the Original Report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECOLOGY AND ENVIRONMENT INC.

Date:	December 17, 2019	/s/ Peter F. Sorci
Peter F. Sorci
Acting Chief Financial Officer